Form 10-K
period 2011-09-30
HARBINGER GROUP INC.
filed 2011-12-14
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  or  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, April 3, 2011, was approximately $49.4 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and persons affiliated with Harbinger Capital Partners LLC.

As of December 7, 2011, the registrant had outstanding 139,346,119 shares of common stock, $0.01 par value.

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to January 30, 2012.

		Page

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	131
	Exhibit Index	135
	Signatures	135
	Index to Consolidated Financial Statements	F-1
	Index to Financial Statements of Certain Subsidiaries Included Pursuant to Rule 3-16 of Regulation S-X	S-1
	Spectrum Brands Holdings, Inc.	S-2
	Harbinger F&G, LLC	S-64
	HGI Funding LLC	S-105
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Unless otherwise indicated in this disclosure or the context requires otherwise, in this disclosure, references to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Principal Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “HFG” refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC); “FS Holdco” refers to FS Holdco Ltd.; “Front Street” refers to Front Street Re Ltd; “FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Raven Re” refers to Raven Reinsurance Company ; “FGL Insurance” refers to Fidelity & Guaranty Life Insurance Company; and “FGL NY Insurance” refers to Fidelity & Guaranty Life Insurance Company of New York.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements include, without limitation, statements regarding: efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of Spectrum Brands’ and FGL’s financial reporting with ours, completing future acquisitions and dispositions, completing the Front Street reinsurance transaction, litigation, potential and contingent liabilities, management’s plans, business portfolios, changes in regulations and taxes.

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

HGI

HGI’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	limitations on our ability to successfully identify additional suitable acquisition and investment opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our debt;

•	the impact of covenants in the indenture, dated as of November 15, 2011, and supplemented by the supplemental indenture, dated June 22, 2011 and the second supplemental indenture, dated June 28, 2011, (as supplemented, the “Indenture”), governing our $500 million 10.625% senior secured notes due 2015 (the “10.625% Notes”) and our preferred stock certificates of designation (together, the “Certificate of Designation”), and future financing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;

•	The impact on the holders of our common stock if we issue additional shares of our common stock or preferred stock.

•	the impact on the aggregate value of our assets and our stock price from changes in the market prices of publicly traded equity interests we hold, particularly during times of volatility in security prices;

•	the impact of additional material charges associated with our oversight of acquired companies and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the controlling effect of our principal stockholders whose interests may conflict with interests of our other stockholders and holders of the 10.625% Notes;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our investment portfolio;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in researching acquisition or investment targets that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	The impact of the relatively low market liquidity for our common stock; and

•	The effect of price fluctuations in our common stock caused by general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly held subsidiaries.

Spectrum Brands

Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied in the forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	Spectrum Brands’ ability to successfully integrate the business acquired in connection with the combination with Russell Hobbs and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands does business;

•	changes in consumer spending preferences and demand for Spectrum Brands’ products;

•	Spectrum Brands’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands’ products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

FGL and Front Street

FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	FGL’s insurance subsidiaries’ ability to maintain and improve their financial strength ratings;

•	HFG’s and its insurance subsidiaries’ need for additional capital in order to maintain the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s ability to manage its business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

•	availability of reinsurance and credit risk associated with reinsurance;

•	the accuracy of FGL’s assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;

•	FGL’s ability to secure alternative solutions to offset the higher reserves associated with Regulation XXX, Guideline AXXX and the Commissioners’ Annuity Reserve Valuation Method (known as CARVM) — sometimes referred to in the insurance industry as redundant reserves — such as by obtaining reinsurance with unaffiliated, third party reinsurers;

•	the impact of interest rate fluctuations on FGL;

•	the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on FGL;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of FGL’s products;

•	FGL’s ability to defend itself against litigation (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;

•	the impact of new accounting rules or changes to existing accounting rules on FGL;

•	FGL’s ability to protect its intellectual property;

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) FGL’s ability to sell its products, its ability to access capital resources and the costs associated therewith, the fair value of its investments, which could result in impairments and other-than-temporary impairments, and certain liabilities, and the lapse rate and profitability of policies;

•	regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies;

•	the impact of man-made catastrophes, pandemics, computer virus, network security branches and malicious and terrorist acts on FGL;

•	FGL’s ability to compete in a highly competitive industry;

•	Front Street’s ability to effectively implement its business strategy, including the need for capital and its ability to expand its operations; and

•	ability to obtain approval of the Maryland Insurance Administration (“MIA”) for the Front Street reinsurance transaction.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Business

Our Company

We are a holding company that is majority owned by the Principal Stockholders. We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 27th Floor, New York, New York 10022.

We intend to acquire controlling interests in companies that we consider to be undervalued or fairly valued with attractive assets or businesses and to grow acquired businesses. We intend to make acquisitions that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. We are focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing our existing businesses. We view the Spectrum Brands Acquisition (see “The Spectrum Brands Acquisition,” below) and the Fidelity & Guaranty Acquisition (see “The Fidelity & Guaranty Acquisition,” below) as the first steps in the implementation of that strategy. We have identified the following six sectors in which we intend to primarily pursue acquisition opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. We may also make acquisitions in other sectors as well. In addition to our intention to acquire controlling equity interests, we may also from time to time make investments in debt instruments and acquire minority equity interests in companies and expand our existing operating businesses. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary HGI Funding LLC, a Delaware limited liability company.

Philip Falcone, who serves as Chairman of our board of directors (the “Board”) and Chief Executive Officer, has been the Chief Investment Officer of the Harbinger Capital affiliated funds since 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations.

Our Strategy

The key elements of our business strategy will include the following:

Seek to acquire attractively valued assets.  We intend to acquire companies that we consider to be undervalued or fairly valued with attractive assets or businesses. We intend to take a long-term view and seek opportunities that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. We plan to utilize our relationship with Harbinger Capital to identify and evaluate acquisition opportunities. We intend to seek a variety of acquisition opportunities, including companies where we believe a catalyst for value realization is already present or where we can engage with companies to unlock value. We also intend to seek companies that are in default, bankruptcy or in some other stage of financial failure or distress. Over time, we plan to become a holding company focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. In addition to our intention to acquire controlling equity interests, we may also from time to time make investments in debt instruments and acquire minority equity interests in companies.

Actively manage our business.  We intend to take an active approach to managing the companies in which we acquire a controlling interest. Such activities may include assembling senior management teams with the expertise to operate the businesses, providing management of such companies with specific operating objectives, acquiring or combining complimentary businesses or expanding existing operations. We will bring an owner’s perspective to our operating businesses and we will hold management accountable for their performance.

Focused investment philosophy.  We intend to seek out opportunities that may exhibit one or more of the following underlying characteristics:

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

Our Competition

We believe that our access to the public equity markets may give us a competitive advantage over privately-held entities with whom we compete to acquire certain target businesses on favorable terms. We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities. While we generally focus our attention in the United States, we may investigate acquisition opportunities outside of the United States when we believe that such opportunities might be attractive.

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

The Principal Stockholders and their affiliates include other vehicles that actively are seeking acquisition opportunities, and any one of those vehicles may at any time be seeking opportunities similar to those targeted by us. Our directors and officers who are affiliated with the Principal Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for us. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our amended and restated certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, we have determined that we will not seek business combinations or acquisitions of businesses engaged in the wireless communications industry. However, a renunciation of interests and expectancies in specific industries does not preclude us from seeking business acquisitions in those industries. We have had discussions regarding potential acquisitions in various industries, including wireless communications.

Employees

At September 30, 2011, HGI employed nine persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We believe that employee relations are generally satisfactory. We expect to hire additional employees given our recent acquisitions and anticipated future acquisitions and the increasing complexity of the business and are considering adding additional full-time employees, including certain current employees of Harbinger Capital. At September 30, 2011, our subsidiaries employed approximately 6,000 persons.

Certain Significant Transactions

The Spectrum Brands Acquisition

On June 16, 2010, Spectrum Brands completed the merger by and among Spectrum Brands, Russell Hobbs, SBI, Battery Merger Corp. and Grill Merger Corp. (the “SB/RH Merger”). As a result of the completion of the SB/RH Merger, Russell Hobbs became a wholly owned subsidiary of SBI, SBI became a wholly owned subsidiary of Spectrum Brands and the stockholders of SBI immediately prior to the consummation of the SB/RH Merger received shares of Spectrum Brands common stock in exchange for their shares of SBI common stock. Immediately prior to the SB/RH Merger, the Principal Stockholders owned approximately 41% of the outstanding shares of SBI common stock and 100% of the outstanding capital stock of Russell Hobbs and had an outstanding term loan to Russell Hobbs. Upon the completion of the SB/RH Merger, the stockholders of SBI (other than the Principal Stockholders) owned approximately 35% of the outstanding shares of Spectrum Brands common stock and the Principal Stockholders owned approximately 65% of the outstanding shares of Spectrum Brands common stock. In connection with the consummation of the SB/RH Merger, the SBI common stock was delisted from the NYSE and shares of Spectrum Brands common stock were listed on the NYSE under the ticker symbol “SPB”.

On January 7, 2011, we completed our acquisition of a majority interest in Spectrum Brands (the “Spectrum Brands Acquisition”). As a result, the Principal Stockholders contributed 27,756,905 shares of Spectrum Brands common stock, (or approximately 54.5% of the then outstanding Spectrum Brands common stock, as of such date) to us in exchange for 119,909,829 newly issued shares of our common stock. This exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and Spectrum Brands common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010 (the day we received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition). After the completion of the Spectrum Brands Acquisition, the Principal Stockholders owned a majority of our then issued and outstanding shares of common stock.

In connection with the SB/RH Merger, the Principal Stockholders, Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), and Spectrum Brands entered into a registration rights agreement, dated as of February 9, 2010 (the “Spectrum Brands Holdings Registration Rights Agreement”). Following the consummation of the Spectrum Brands Acquisition, we also became a party to the Spectrum Brands Holdings Registration Rights Agreement. Under the Spectrum Brands Holdings Registration Rights Agreement, we may demand that Spectrum Brands register all or a portion of our shares of Spectrum Brands common stock for sale under the Securities Act of 1933, as amended (the “Securities Act”), so long as the anticipated aggregate offering price of the securities to be offered is (i) at least $30 million if registration is to be effected pursuant to a registration statement on Form S-1 or a similar “long-form” registration or (ii) at least $5 million if registration is to be effected pursuant to a registration statement on Form S-3 or a similar “short-form” registration. We also have “piggy back” rights to participate in registered offerings initiated by Spectrum Brands or certain other holders.

Following the consummation of the Spectrum Brands Acquisition, we also became a party to a stockholder agreement, dated as of February 9, 2010 (the “Spectrum Brands Holdings Stockholder Agreement”), by and among the Principal Stockholders and Spectrum Brands. Under the Spectrum Brands Holdings Stockholder Agreement, the parties agree that, among other things:

•	Spectrum Brands will maintain (i) a special nominating committee of its board of directors (the “Special Nominating Committee”) consisting of three Independent Directors (as defined in the Spectrum Brands Holdings Stockholder Agreement), (ii) a nominating and corporate governance committee of its board of directors (the “Nominating and Corporate Governance Committee”) and (iii) an Audit Committee in accordance with the rules of the NYSE (the “NYSE rules”);

•	for so long as we (together with our affiliates, including the Principal Stockholders) own 40% or more of Spectrum Brands’ outstanding voting securities, we will vote our shares of Spectrum Brands common stock to effect the structure of Spectrum Brands’ board of directors described in the Spectrum Brands Holdings Stockholder Agreement and to ensure that Spectrum Brands’ chief executive officer is elected to its board of directors;

•	neither Spectrum Brands nor any of its subsidiaries will be permitted to pay any monitoring or similar fee to us or our affiliates, including the Principal Stockholders;

•	we will not effect any transfer of Spectrum Brands’ equity securities to any person that would result in such person and its affiliates beneficially owning 40% or more of Spectrum Brands’ outstanding voting securities (a “40% Stockholder”), unless (i) such person agrees to be bound by the terms of the Spectrum Brands Holdings Stockholder Agreement, (ii) the transfer is pursuant to a bona fide acquisition of Spectrum Brands approved by Spectrum Brands’ board of directors and a majority of the members of the Special Nominating Committee, (iii) the transfer is otherwise specifically approved by Spectrum Brands’ board of directors and a majority of the Special Nominating Committee, or (iv) the transfer is of 5% or less of Spectrum Brands’ outstanding voting securities;

•	we will have certain inspection rights so long as we and our affiliates, including the Principal Stockholders, own, in the aggregate, at least 15% of the outstanding Spectrum Brands’ voting securities; and

•	we will have certain rights to obtain Spectrum Brands’ information, at our expense, for so long as we own at least 10% of the outstanding Spectrum Brands’ voting securities.

The Spectrum Brands Holdings Stockholder Agreement also provided that we would not, and we will not permit any of our affiliates, including the Principal Stockholders, to make any public announcement with respect to, or submit a proposal for, or offer in respect of, a Going-Private Transaction (as defined in the Spectrum Brands Holdings Stockholder Agreement) of Spectrum Brands unless such action is specifically requested in writing by the board of directors of Spectrum Brands with the approval of a majority of the members of the Special Nominating Committee. This limitation terminated on June 16, 2011. The other provisions of the Spectrum Brands Holdings Stockholder Agreement (other than with respect to information and investigation rights) will terminate on the date on which we and our affiliates (including the Principal Stockholders) no longer beneficially own 40% of outstanding Spectrum Brands’ voting securities. The Spectrum Brands Holdings Stockholder Agreement terminates when any person or group owns 90% or more of the outstanding voting securities of Spectrum Brands.

In addition, under Spectrum Brands’ certificate of incorporation, no 40% Stockholder shall, or shall permit any of its affiliates or any group which such 40% Stockholder or any person directly or indirectly controlling or controlled by such 40% Stockholder is a member of, to engage in any transactions that would constitute a Going-Private Transaction, unless such transaction satisfies certain requirements.

The Fidelity & Guaranty Acquisition

On March 7, 2011, we entered into a transfer agreement with the Master Fund, pursuant to which, on March 9, 2011, (i) we acquired from the Master Fund a 100% membership interest in HFG and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco (collectively, the “Fidelity & Guaranty Acquisition”). In consideration for the interests in FS Holdco and HFG, we agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund (up to a maximum of $13.3 million) in connection with the Fidelity & Guaranty Acquisition and to submit certain expenses of the Master Fund for reimbursement by OM Group (UK) Limited (“OM Group”) under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by and between HFG and OM Group. Following the consummation of the foregoing acquisitions, HFG became a direct wholly-owned subsidiary of HGI, FS Holdco became an indirect wholly-owned subsidiary of HFG and Front Street became an indirect wholly-owned subsidiary of HFG.

On April 6, 2011, pursuant to the F&G Stock Purchase Agreement, HFG acquired from OM Group all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, in consideration for $350 million. As described further herein, the $350 million purchase price may be reduced by up to $50 million post-closing if certain regulatory approvals are not obtained. Following the consummation of the Fidelity & Guaranty Acquisition, FGL became a direct wholly-owned subsidiary of HFG and FGL Insurance and FGL NY Insurance became wholly-owned subsidiaries of FGL. FGL Insurance and FGL NY Insurance are our principal insurance companies.

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

Reserve Facility.  Following the consummation of the Fidelity & Guaranty Acquisition, FGL Insurance and Old Mutual plc (“Old Mutual”) consummated a reserve funding transaction with Nomura Bank International plc and Nomura International plc (collectively, “Nomura”) for the financing of XXX/AXXX reserves associated with certain life insurance policies of FGL Insurance (the “Reserve Facility”). As required by the F&G Stock Purchase Agreement, FGL Insurance replaced the Reserve Facility on October 17, 2011, eliminating any future financial obligations related to this facility, through the 100% coinsurance of the subject policies with Wilton Reassurance Company, a Minnesota insurance company (“Wilton Re”), as described below (see “Wilton Transaction”), and redeemed the Surplus Note, as described below (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Debt Financing Activities — FGL”), paying accrued interest on the Surplus Note to HFG. Following the replacement of the Reserve Facility and the retirement of the Surplus Note, FGL has no future financial obligations related to the Reserve Facility and each of, HFG, Old Mutual and Nomura entered into an omnibus termination and release agreement, under which each party provided a full release, subject to certain exceptions, of its respective obligations under the Reserve Facility to the other parties as of October 17, 2011.

The CARVM Facility.  Under the F&G Stock Purchase Agreement, OM Group is required to support certain annuity reserves through letters of credit or other financing sponsored by OM Group (the “CARVM Facility”) to enable FGL Insurance to take full credit on its statutory financial statements for certain liabilities that were ceded to Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”). OM Group’s obligation to provide the CARVM Facility terminates upon the earliest of (i) replacement of the CARVM Facility by a facility or facilities that enable FGL Insurance to take full credit on its statutory financial statements for all CARVM business (as described further below); (ii) December 31, 2015; and (iii) the occurrence of any transaction pursuant to which Harbinger Capital and its affiliates collectively cease to own, directly or indirectly, an aggregate of at least 40% of the outstanding equity ownership or other economic interest in or voting securities or voting power of FGL Insurance or any parent company of FGL Insurance or cease to control FGL Insurance or any parent company of FGL Insurance (other than an initial public offering of FGL Insurance’s stock or any transaction conducted in connection with such offering) if, after the consummation of such transaction FGL Insurance would reasonably be expected to have a financial strengths rating by A.M. Best Company of below “A−”. To satisfy OM Group’s obligation to provide the CARVM Facility, these annuity liabilities remained reinsured under an existing reinsurance contract with OM Re (the “CARVM Treaty”).

HFG will be required to replace the CARVM Facility as soon as practicable, but in any event no later than December 31, 2015, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business covered under the CARVM Facility. In the event that the CARVM Facility is not replaced by that date, OM Group may foreclose on the shares of capital of FGL and FGL Insurance (the “Pledged Shares”), which were pledged to the OM Group by HFG and FGL to secure the obligation to replace the CARVM Facility and certain other obligations arising under the F&G Stock Purchase Agreement, and exercise other rights in relation thereto. See “— Other Agreements” below.

The Front Street Reinsurance Transaction

As contemplated by the terms of the F&G Stock Purchase Agreement, on May 19, 2011, a Special Committee of the Board of the Company, comprised of independent directors under the rules of the NYSE (the “Special Committee”), unanimously recommended to the Board for approval (i) a reinsurance agreement to be entered into by Front Street and FGL Insurance (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL Insurance and (ii) an investment management agreement to be entered into by Front Street and an affiliate of Harbinger Capital (the “Investment Management Agreement”), pursuant to which such Harbinger Capital affiliate would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to a trust agreement (a “Trust Agreement”, and together with the Reinsurance Agreement and the Investment Management Agreement, the “Front Street Reinsurance Transaction”). On May 19, 2011, our Board approved the Front Street Reinsurance Transaction.

The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the MIA. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty Acquisition if, among other things, the Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are not approved by the MIA or are approved subject to certain restrictions or conditions, including if a Harbinger Capital affiliate is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. The Reinsurance Agreement and the Trust Agreement were submitted as part of a Form D filing with the MIA on July 26, 2011.

Wilton Re Transaction

On January 26, 2011, HFG entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary and a Minnesota insurance company, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the Fidelity & Guaranty Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a

100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, and that were reinsured under the Reserve Facility (the “Raven Block”), as well as another block of FGL Insurance’s in-force traditional, universal and interest sensitive life insurance policies (the “Camden Block”). Wilton Re’s coinsurance of the Raven Block was intended to mitigate the risk associated with HFG’s obligation to replace the Raven Re reserve facility by December 31, 2012 under the terms of the F&G Stock Purchase Agreement.

More specifically, on April 8, 2011, FGL Insurance ceded to Wilton Re on a coinsurance basis a 100% quota share of risks associated with the Camden Block and, in connection therewith, transferred assets to Wilton Re having an aggregate fair value of approximately $535 million, net of a ceding allowance. On October 17, 2011, FGL Insurance and Wilton Re completed a further reinsurance arrangement involving the recapture of business ceded to Raven Re by FGL Insurance and the re-cession of such business to Wilton Re. The cession to Wilton Re of risks related to the Raven Block was completed on October 17, 2011 (with an effective date of October 1, 2011) and, in connection therewith, FGL Insurance transferred cash and invested assets totaling approximately $595 million to Wilton Re. While Wilton Re had no liability with respect to the Raven Block prior to the effective date, at the closing the amount payable to Wilton Re was adjusted to reflect the economic performance for the Raven Block from and after January 1, 2011 through the effective date.

Wilton Re’s reinsurance of such FGL Insurance policies has not extinguished FGL Insurance’s liability with respect to such business because FGL Insurance remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.

Other Agreements

The F&G Stock Purchase Agreement includes customary mutual indemnification provisions relating to breaches of representations, warranties and covenants. Among other things, HFG agreed to indemnify OM Group for any losses arising out of the provision by OM Group of the CARVM Facility and the Reserve Facility, in each case, including with respect to any obligation to post collateral, reimburse for a draw on a letter of credit or contribute capital, except to the extent such losses were caused by OM Group.

In connection with the F&G Stock Purchase Agreement, HFG has entered into the Guarantee and Pledge Agreement (the “Pledge Agreement”). Pursuant to the Pledge Agreement, HFG and F&G Holdings have granted security interests in the Pledged Shares to OM Group in order to secure certain of HFG’s obligations arising under the F&G Stock Purchase Agreement, including its indemnity obligations and its obligations with respect to the replacement of the CARVM Facility and the Reserve Facility, and its obligation to return to OM Group any collateral posted by OM Group in connection with the Reserve Facility or the CARVM Facility (collectively, the “Secured Obligations”). As described above, the Reserve Facility was replaced on October 17, 2011, eliminating the Secured Obligations associated with the Reserve Facility. In the event that HFG defaults or breaches any Secured Obligations related to the CARVM Facility, OM Group could foreclose upon the Pledged Shares. OM Group would also have the right to receive any and all cash dividends, payments or other proceeds paid in respect of the Pledged Shares, and at OM Group’s option, subject to regulatory approval of a change of control, cause the Pledged Shares to be registered in the name of OM Group or a nominee, such that OM Group may thereafter exercise (i) all voting, corporate or other rights pertaining to the Pledged Shares and (ii) any rights of conversion, exchange and subscription and any other rights, privileges or options pertaining to the Pledged Shares as if OM Group were the sole owner thereof. Prior to causing the Pledged Shares to be registered in the name of OM Group or a nominee, which would result in a change of control of FGL and/or FGL Insurance, OM Group or such nominee would be required to obtain the prior approval of the MIA, the New York Insurance Department and the Vermont Department of Banking, Insurance, Securities and Health Care Administration for such change of control.

The Preferred Stock Issuance

On May 12, 2011, and August 1 and 4, 2011, we sold an aggregate of 400,000 shares of Preferred Stock to certain institutional investors (the “Preferred Stock Purchasers”) including CF Turul LLC, an affiliate of Fortress Investment Group LLC (the “Fortress Purchaser”), at a purchase price of $1,000 per share (the “Purchase Price”), resulting in aggregate gross proceeds to us of $400 million. The proceeds are being used for general corporate purposes, which may include acquisitions and other investments. Funding of the initial tranche occurred on May 13, 2011 (the “Initial Preferred Stock Issue Date”) and funding of the second tranche occurred on August 5, 2011. Of the 400,000 aggregate shares of Preferred Stock, 280,000 were issued in the first tranche and are referred to as our “Series A Preferred Stock” and 120,000 were issued in the second tranche and are referred to as our “Series A-2 Preferred Stock.”

Each share of Series A Preferred Stock is initially convertible into shares of our common stock at a conversion price of $6.50, and each share of series A-2 Preferred Stock is initially convertible into shares of our common stock at a conversion price of $7.00 per share, in each case, subject to adjustment (which are to be made on a weighted average basis) for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, recapitalizations and similar events, as well as in connection with issuances of our common stock (and securities convertible or exercisable for our common stock) below such price (the “Conversion Price”). Until certain regulatory filings are made and approvals are obtained, Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 8%. The Purchase Price of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value. The Preferred Stock is also entitled to vote (subject to obtaining certain regulatory approvals if the conversion of such Preferred Stock would exceed a certain threshold), participate in cash and in-kind distributions to holders of our shares of common stock on an as converted basis.

On May 13, 2018, holders of the Preferred Stock are entitled to cause us to redeem the Preferred Stock at the Purchase Price per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of our common stock at the Conversion Price then in effect.

Upon a change of control (which is defined in the Certificate of Designation), holders of the Preferred Stock are entitled to cause us to redeem their Preferred Stock at a price per share of Preferred Stock equal to the sum of 101% of the Purchase Price and any accrued and unpaid dividends, including accrued and unpaid cash and accreting dividends for the then current dividend period.

At any time after May 13, 2014, we may redeem the Preferred Stock, in whole but not in part, at a price per share equal to 150% of the Purchase Price plus accrued but unpaid dividends, subject to the holder’s right to convert prior to such redemption.

After May 13, 2014, we may force the conversion of the Preferred Stock into shares of our common stock if the thirty day volume weighted average price of shares of our common stock (“VWAP”) and the daily VWAP exceed 150% of the then applicable Conversion Price for at least twenty trading days out of the thirty trading day period used to calculate the thirty day VWAP. In the event of a forced conversion, the holders of Preferred Stock will have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for our common stock are not achieved. In addition, for so long as the Fortress Purchaser owns sufficient combined voting power (through ownership of Preferred and shares of our common stock) to entitle it to nominate directors to our Board or appoint observers (as described below) or exercise certain consent rights, our ability to force conversion of the Preferred Stock is limited such that after any such conversion the Fortress Purchaser will have the right to retain one share of Preferred Stock, enabling it to continue to exercise its right to nominate directors, appoint observers or exercise consent rights associated with the Preferred Stock, but such Preferred Stock will have no other rights or preferences. Once the Fortress Purchaser ceases to own sufficient combined voting power to exercise these rights, the retained share of Preferred Stock will be automatically cancelled.

In the event of our liquidation or wind up, the holders of Preferred Stock will be entitled to receive per share the greater of (i) 150% of the Purchase Price, plus any accrued and unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into shares of our common stock immediately prior to the liquidation or winding up.

Prior to May 13, 2016 with respect to the Series A Preferred Stock, and prior to August 5, 2016 with respect to the Series A-2 Preferred Stock, subject to meeting certain ownership thresholds, certain Preferred Stock Purchasers will be entitled to participate, on a pro rata basis in accordance with their ownership percentage, determined on an as converted basis, in issuances of equity and equity linked securities by us. In addition, subject to meeting certain ownership thresholds, certain Preferred Stock Purchasers will be entitled to participate in issuances of preferred securities and in debt transactions.

Consent of the holders of Preferred Stock is required before any fundamental change can be made to the Preferred Stock, including changes to the terms of the Preferred Stock with respect to liquidation preference, dividend, or redemption rights. Consent of the holders of a majority of Preferred Stock is required before, subject to certain exceptions, any material action may be taken with respect to the Preferred Stock, including issuing stock senior or pari passu to the Preferred Stock and incurring debt, or permitting a subsidiary to incur debt or selling assets or permitting a subsidiary to sell assets not otherwise permitted by the Indenture (or any replacement thereof). While the Fortress Purchaser continues to own at least 50% of the Preferred Stock purchased on the Initial Preferred Stock Issue Date (either as Preferred Stock or shares of our common stock upon conversion), consent of the Fortress Purchaser is required before any action may be taken which requires approval by a majority of the holders of Preferred Stock or any action with respect to certain related party transactions between HGI and its affiliates.

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

We are subject to additional restrictions under the Certificate of Designation, including that upon a specified breach event (such as an event of default under the Indenture, our failure to pay any dividends on the Preferred Stock for a period longer than 90 days, our failure to maintain a 1:1 ratio of cash and cash equivalents to fixed charges until March 31, 2012, our failure to perform certain covenants under the Certificate of Designation or the delisting of our shares of common stock) we will be prohibited from making certain restricted payments, incurring certain debt, and entering into certain agreements to purchase debt or equity interests in portfolio companies of Harbinger Capital or its affiliates (other than HGI) or to sell equity interests in portfolio companies of HGI to Harbinger Capital or its affiliates.

The holders of the Preferred Stock have certain registration rights pursuant to a Registration Rights Agreement, by and among us and the Preferred Stock Purchasers (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, we filed a registration statement with respect to the shares of our common stock underlying the Preferred Stock and are obligated to use our commercially reasonable efforts to keep the registration statement effective until all of the shares of our common stock covered therein has been sold or may be sold without volume or manner of sale restrictions under Rule 144 of the Securities Act. Our registration statement was declared effective on October 28, 2011.

Notes Offerings

On November 15, 2010, we completed a private offering of the 10.625% Notes with principal amount of $350 million. On June 28, 2011, we completed a further private offering of 10.625% Notes with the principal amount of $150 million on terms substantially similar to the 10.625% Notes offered on November 15, 2011. The 10.625% Notes are senior secured obligations of the Company that (i) rank senior in right of payment to our future debt and other obligations that expressly provide for their subordination to the 10.625% Notes, (ii) rank equally in right of payment with all of our existing and future unsubordinated debt and (iii) are effectively subordinated to all liabilities of our non-guarantor subsidiaries. The 10.625% Notes are secured by a first priority lien on all of our assets held directly by the parent company (the “Collateral”) except for certain “Excluded Property” as defined in the Indenture. The Indenture permits us, under specified circumstances, to incur additional debt in the future that could equally and ratably share in the Collateral. The amount of such debt is limited by the covenants contained in the Indenture. We are not required to make any sinking fund payments with respect to the 10.625% Notes.

We have the option to redeem the 10.625% Notes prior to May 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after May 15, 2013, we may redeem some or all of the 10.625% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, we may redeem up to 35% of the original aggregate principal amount of the 10.625% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 110.625% of the principal amount of the 10.625% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 10.625% Notes remains outstanding immediately thereafter. If a change of control occurs, each holder of 10.625% Notes may require us to repurchase all or a portion of its 10.625% Notes for cash at a price equal to 101% of the aggregate principal amount of such 10.625% Notes, plus any accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants limiting, among other things, the ability of us, and, in certain cases, our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios. The Indenture contains customary events of default which could, subject to certain conditions, cause the 10.625% Notes to become immediately due and payable, including, but not limited to, the failure to make premium or interest payments; failure by us to accept and pay for 10.625% Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following notice by the Trustee or the holders of at least 25% in aggregate principal amount of the 10.625% Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $25 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $25 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

We were obligated to cause a registration statement with respect to an offer to exchange the 10.625% Notes for a new issue of 10.625% Notes registered under the Securities Act of 1933, as amended, to be declared. A registration statement was declared effective on May 9, 2011 with respect to the 10.625% Notes offer on November 15, 2010. Another registration statement was declared effective on September 9, 2011 with respect to the 10.625% Notes offered on June 28, 2011.

In order to permit the collateral agent to exercise the remedies under the Indenture and foreclose on the Spectrum Brands common stock pledged as collateral for the 10.625% Notes upon an event of default under the Indenture, on January 7, 2011, simultaneously with the closing of the Spectrum Brands Acquisition, the collateral agent became a party to the Spectrum Brands Holdings Stockholder Agreement and will, upon an event of default under the

Indenture, and subject to certain exceptions, become subject to all of its covenants, terms and conditions to the same extent as HGI prior to such event of default.

HGI Available Information

HGI’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available free of charge on or through HGI’ website at www.harbingergroupinc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission. The information on HGI’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI makes with the Commission.

You may read and copy any materials HGI files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains an Internet site that contains HGI’s reports, proxy statements and other information at www.sec.gov. In addition, copies of HGI’s Corporate Governance Guidelines, Audit Committee Charter, Code of Ethics, Code of Ethics for its Chief Executive and Senior Financial Officers and Executive Sessions policy are available at HGI’s Internet site at www.harbingergroupinc.com under “Corporate Governance.” Copies will also be provided to any HGI stockholder upon written request to Investor Relations, Harbinger Group Inc. at 450 Park Avenue, 27th Floor, New York, NY 10022 or via electronic mail at investorrelations@harbingergroupinc.com, or by contacting Investor Relations by telephone at (212) 906-8560. See “— Spectrum Brands — Spectrum Brands and SBI Available Information” for additional information regarding Spectrum Brands and SBI.

Our Operating Subsidiaries

Spectrum Brands

Spectrum Brands Holdings, Inc., a Delaware corporation, is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc., a global branded consumer products company and Russell Hobbs, Inc., a global branded small appliance company, to form a new combined company. The SB/RH Merger was consummated on June 16, 2010. As a result of the SB/RH Merger, both SBI and Russell Hobbs are wholly-owned subsidiaries of Spectrum Brands and Russell Hobbs is a wholly-owned subsidiary of SBI. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2011, HGI owns approximately 53% of Spectrum Brands’ common stock.

In connection with the SB/RH Merger, SBI refinanced its existing senior debt, except for SBI’s 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), of which $245 million remained outstanding as of September 30, 2011, and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750 million senior secured term loan due June 17, 2016 (the “Term Loan”), of which $525 remained outstanding as of September 30, 2011, new $750 million 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”), and a new $300 million asset based revolving loan facility due April 21, 2016, under which there were no liabilities as of September 30, 2011 (the “ABL Revolving Credit Facility” and together with the Term Loan and the 9.5% Notes, the “Senior Secured Facilities”). On November 2, 2011, SBI announced the offering of an additional $200 million aggregate principal amount of 9.5% Notes; these notes are in addition to the $750 million aggregate principal amount of 9.5% Notes already outstanding. The additional notes will vote together with the existing 9.5% Notes.

Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. Spectrum Brands designs, markets and distributes rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products, hair care appliances, small household appliances and personal care products. Spectrum Brands’ manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of Spectrum Brands’ rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

Spectrum Brands sells its products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and

Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.

On June 28, 2011 Spectrum Brands filed a Form S-3 registration statement with the Securities and Exchange Commission (the “Commission”) under which 1.2 million shares of its common stock and 6.3 million shares of its common stock held by the Master Fund were offered to the public. The registration statement was declared effective on July 14, 2011, and at the closing of the offering, Spectrum Brands received net proceeds from the sale of the 1.2 million shares, after underwriting discounts and estimated expenses, of approximately $30 million. Spectrum Brands did not receive any proceeds from the sale of its common stock by the Master Fund. Spectrum Brands expects to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of its business and acquisitions.

Spectrum Brands’ diversified global branded consumer products have positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business group is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that group.

Spectrum Brands’ operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; its overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and its general competitive position, especially as impacted by its competitors’ advertising and promotional activities and pricing strategies.

In November 2008, Spectrum Brands’ board of directors committed to the shutdown of the growing products business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products business for its fiscal year ended September 30, 2009 (“Fiscal 2009”). Spectrum Brands believes the shutdown was consistent with what it has done in other areas of its business to eliminate unprofitable products from its portfolio. As of March 29, 2009, Spectrum Brands completed the shutdown of the growing products business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products business for all periods presented. See Note 25, Discontinued Operations, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products business.

Products

Spectrum Brands competes in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; home and garden control products; small appliances and portable lighting. Spectrum Brands’ broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	home and garden control products, including household insect controls, insect repellents and herbicides;

•	electric shaving and grooming devices;

•	small appliances, including small kitchen appliances and home product appliances;

•	electric personal care and styling devices; and

•	portable lighting.

Net sales of each product category sold, as a percentage of net sales of Spectrum Brands’ consolidated operations, is set forth below.

	Percentage of Total
	Company Net Sales for the
	Fiscal Year Ended
	September 30,
	2011	2010	2009

Consumer batteries	27%	34%	37%
Small appliances	24	9	—
Pet supplies	18	22	26
Home and garden control products	11	13	14
Electric shaving and grooming	9	10	10
Electric personal care products	8	8	9
Portable lighting	3	4	4

	100%	100%	100%

For detailed information about revenues, profits and total assets of each of these categories, see “Consumer Products Segment” in Item 7 and the financial statements beginning on page F-1 in this Annual Report on Form 10-K, as well as Spectrum Brands’ Annual Report on Form 10-K.

Consumer Batteries

Spectrum Brands markets and sells a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) to both retail and industrial customers. Spectrum Brands’ alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. Spectrum Brands also manufactures alkaline batteries for third parties who sell the batteries under their own private labels. Spectrum Brands’ zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low- and medium-drain battery-powered devices.

Spectrum Brands believes that it is currently the largest worldwide marketer and distributor of hearing aid batteries. Spectrum Brands sells its hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and private labels, including Beltone, Miracle Ear and Starkey.

Spectrum Brands also sells Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands. Spectrum Brands’ other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment and medical instruments.

Pet Supplies

In the pet supplies product category Spectrum Brands markets and sells a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. Spectrum Brands has a broad line of consumer and commercial aquatics products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Spectrum Brands’ largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. Spectrum Brands also sells a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Spectrum Brands’ largest specialty pet brands include 8-in-1, Dingo, Firstrax, Nature’s Miracle and Wild Harvest.

Home and Garden Control Products

In the home and garden control products category Spectrum Brands markets and sells several leading home and garden care products, including household insecticides, insect repellent, herbicides, garden and indoor plant foods and plant care treatments. Spectrum Brands offers a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. Spectrum Brands also manufactures and markets a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Spectrum Brands’ largest brands in the insect control category include Hot Shot, Cutter and Repel. Spectrum Brands’ herbicides, garden and indoor plant foods and plant care treatment brands include Spectracide, Real-Kill and Garden Safe. Spectrum Brands has positioned itself as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands.

Electric Shaving and Grooming

Spectrum Brands markets and sells a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body trimmers and nose and ear trimmers, women’s shavers and haircut kits.

Small Appliances

Spectrum Brands markets and sells a broad range of products in the branded small household appliances category under the George Foreman, Black & Decker, Russell Hobbs, Farberware, Juiceman, Breadman and Toastmaster brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. Spectrum Brands also markets small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands. Russell Hobbs’ personal care products in the small appliances category include hand-held dryers, curling irons, straightening irons, brush irons, air brushes, hair setters, facial brushes, skin appliances and electric toothbrushes, which are primarily marketed under the Russell Hobbs, Carmen and Andrew Collinge brands.

Electric Personal Care Products

Spectrum Brands’ electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hair dryers, straightening irons, styling irons and hair setters.

Portable Lighting

Spectrum Brands offers a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. Spectrum Brands sells its portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.

Sales and Distribution

Spectrum Brands sells its products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Its sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products Spectrum Brands markets have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of its sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Spectrum Brands’ sales to Wal-Mart represented approximately 24% of its consolidated net sales for the fiscal year ended September 30, 2011 (“Fiscal Year 2011”). No other customer accounted for more than 10% of its consolidated net sales in the Fiscal Year 2011.

Spectrum Brands manages its sales and distribution force by geographic region, customer or product group, depending on the product category. Its sales team for batteries and for personal care products is divided into three major geographic territories, North America, Latin America and Europe and the rest of the world (“Europe/ROW”). Within each major geographic territory, Spectrum Brands has additional subdivisions designed to meet its customers’ needs.

The sales force for pet supply products is aligned by customer, geographic region and product group. Spectrum Brands sells pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

The sales force for home and garden products is aligned by customer. Spectrum Brands sells primarily to home improvement centers, mass merchandisers, hardware stores, lawn and garden distributors, and food and drug retailers in the U.S.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing Spectrum Brands’ products — zinc powder, electrolytic manganese dioxide powder and steel — are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Spectrum Brands has regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs it expects to incur over the next 12 to 24 months.

Substantially all of Spectrum Brands’ rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and its electric shaving and grooming products and small appliances are manufactured by third party suppliers that are primarily located in the Asia/Pacific region. Spectrum Brands maintains ownership of most of the tooling and molds used by its suppliers.

Spectrum Brands continually evaluates its manufacturing facilities’ capacity and related utilization. As a result of such analyses, Spectrum Brands has closed a number of manufacturing facilities during the past five years. In general, Spectrum Brands believes its existing facilities are adequate for its present and foreseeable needs.

Research and Development

Spectrum Brands’ research and development strategy is focused on new product development and performance enhancements of its existing products. Spectrum Brands plans to continue to use its strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

In Spectrum Brands’ fiscal years ended September 30, 2011, 2010 and 2009, it invested $32.9 million, $31.0 million and $24.4 million, respectively, in product research and development.

Patents and Trademarks

Spectrum Brands owns or licenses from third parties a significant number of patents and patent applications throughout the world relating to products Spectrum Brands sells and manufacturing equipment it uses. Spectrum Brands holds a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom it pays a royalty.

Spectrum Brands also uses and maintains a number of trademarks in its business, including DINGO, JUNGLETALK, MARINELAND, RAYOVAC, REMINGTON, TETRA, VARTA, 8-IN-1, CUTTER, HOT SHOT, GARDEN SAFE, NATURE’S MIRACLE, REPEL, SPECTRACIDE, SPECTRACIDE TERMINATE, GEORGE FOREMAN, RUSSELL HOBBS and BLACK & DECKER. Spectrum Brands seeks trademark protection in the U.S. and in foreign countries by all available means, including registration.

As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to Spectrum Brands and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc. (“Johnson Controls”), Spectrum Brands acquired rights to the VARTA trademark in the consumer battery category and Johnson Controls acquired rights to the trademark in the automotive battery category. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trade mark with micro batteries. Spectrum Brands is party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.

As a result of the common origins of the Remington Products, L.L.C. (“Remington Products”) business Spectrum Brands acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the REMINGTON trademark is owned by Spectrum Brands and by Remington Arms each with respect to its principal products as well as associated products. Accordingly, Spectrum Brands owns the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. Spectrum Brands retains the REMINGTON trademark for nearly all products which it believes can benefit from the use of the brand name in its distribution channels.

Spectrum Brands licenses the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In December 2007, Russell Hobbs and The Black & Decker Corporation (“BDC”) extended the trademark license agreement for a fourth time through December 2015. Under the agreement as extended, Russell Hobbs agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15 million from calendar year 2011 through calendar year 2015. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

Competition

In Spectrum Brands’ retail markets, Spectrum Brands competes for limited shelf space and consumer acceptance. Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies.

The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (“Energizer”) (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (“Procter & Gamble”) (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). Spectrum Brands also faces competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand, which is typically defined as a product that offers comparable performance at a lower price. In Europe, the VARTA brand is competitively priced with other premium brands. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced.

The pet supply product category is highly fragmented with over 500 manufacturers in the U.S. alone, consisting primarily of small companies with limited product lines. Spectrum Brands’ largest competitors in this product category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products Spectrum Brands offers. Mars sells primarily aquatics products.

Products sold by Spectrum Brands in the lawn and garden product category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup and

Miracle-Gro brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced brand name.

Products Spectrum Brands sells in the household insect control product category face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

Spectrum Brands’ primary competitors in the electric shaving and grooming product category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of Procter & Gamble, which sells and markets foil shavers. Through its Remington brand, Spectrum Brands sells both foil and rotary shavers.

Primary competitive brands in the small appliance category include Hamilton Beach, Proctor Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal. The key competitors of Russell Hobbs in this market in the U.S. and Canada include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In addition, Russell Hobbs competes with retailers who use their own private label brands for household appliances (for example, Wal-Mart).

Spectrum Brands’ major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited (“Helen of Troy”).

Spectrum Brands’ primary competitors in the portable lighting product category are Energizer and Mag Instrument, Inc. Some of Spectrum Brands’ major competitors have greater resources and greater overall market share than Spectrum Brands does. They have committed significant resources to protect their market shares or to capture market share from Spectrum Brands and may continue to do so in the future. In some key product lines, Spectrum Brands’ competitors may have lower production costs and higher profit margins than Spectrum Brands does, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers and, ultimately, consumers.

Seasonality

On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. For a more detailed discussion of the seasonality of Spectrum Brands’ product sales, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Seasonality.”

Governmental Regulations and Environmental Matters

Due to the nature of Spectrum Brands’ operations, Spectrum Brands’ facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with the releases of hazardous substances at its facilities. Spectrum Brands believes that compliance with the federal, state, local and foreign laws and regulations to which it is subject will not have a material effect upon its capital expenditures, financial condition, earnings or competitive position.

From time to time, Spectrum Brands has been required to address the effect of historic activities on the environmental condition of its properties. Spectrum Brands has not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of Spectrum Brands’ facilities and the nature of its operations, it is possible that material liabilities may arise in the future in connection with Spectrum Brands’ current or former facilities. If previously unknown contamination of property underlying or in the vicinity of Spectrum Brands’ manufacturing facilities is discovered, Spectrum Brands could incur material unforeseen expenses, which could have a material adverse effect on its financial condition, capital expenditures, earnings and competitive position. Although Spectrum Brands is currently engaged in investigative or remedial projects at some of its facilities, Spectrum Brands does not expect that such projects, taking into account established accruals, will cause it to incur expenditures that are material to its business, financial condition or results of operations; however, it is possible that Spectrum Brands’ future liability could be material.

Spectrum Brands has been, and in the future may be, subject to proceedings related to its disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which Spectrum Brands is held responsible as a result of its relationships with such other parties. In the U.S., these proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. Spectrum Brands occasionally is identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where Spectrum Brands has been notified of its status as a potentially responsible party, it is either premature to determine whether its potential liability, if any, will be material or Spectrum Brands does not believe that its liability, if any, will be material.

Spectrum Brands may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $7.3 million for estimated liabilities at September 30, 2011 should not be material to its business or financial condition.

Electronic and electrical products that Spectrum Brands sells in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of its batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. Spectrum Brands believes that compliance with RoHS has not had a material effect on its capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, Spectrum Brands has partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation Spectrum Brands currently expects its compliance system to be sufficient to meet such requirements. Spectrum Brands’ current estimated costs associated with compliance with WEEE are not significant based on its current market share. However, Spectrum Brands continues to evaluate the impact of the WEEE legislation as EU member states implement guidance and as its market share changes and, as a result, actual costs to Spectrum Brands could differ from its current estimates and may be material to its business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. Spectrum Brands currently believes that compliance with the Battery Directive will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. Spectrum Brands will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

Certain of Spectrum Brands’ products and facilities are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain or the cancellation of any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. Spectrum Brands may not always be able to avoid or minimize these risks.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of Spectrum Brands’ products continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide Spectrum Brands uses in its products will be limited or made unavailable to Spectrum Brands. Spectrum Brands cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in its products.

Certain of Spectrum Brands’ products and packaging materials are subject to regulations administered by the FDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities and imposing their own labeling requirements.

Employees

Spectrum Brands had approximately 5,900 full-time employees worldwide as of September 30, 2011. Approximately 31% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are five collective bargaining agreements that will expire during Spectrum Brands’ fiscal year ending September 30, 2012, which cover approximately 78% of the labor force under collective bargaining agreements, or approximately 24% of its total labor force. See “Risk Factors — Risk Related to Spectrum Brands — If Spectrum Brands is unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, it may experience an increased risk of labor disruptions and its results of operations and financial condition may suffer.” Spectrum Brands believes that its overall relationship with its employees is good.

Spectrum Brands and SBI Available Information

Spectrum Brands’ and SBI’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through Spectrum Brands’ website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission.

The information on Spectrum Brands’ website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI, Spectrum Brands or SBI makes with the Commission. You may read and copy any materials Spectrum Brands files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE,

Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site that contains Spectrum Brands’ and SBI’s reports, proxy statements and other information at www.sec.gov. In addition, copies of Spectrum Brands’ (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at Spectrum Brands’ Internet site at www.spectrumbrands.com under “Investor Relations — Corporate Governance.” Copies will also be provided to any Spectrum Brands stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands Holdings, Inc. at 601 Rayovac Drive, Madison, Wisconsin 53711 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

FGL

FGL, a Delaware corporation and indirectly wholly-owned subsidiary of HGI, is a provider of annuity and life insurance products in the United States. Based in Baltimore, Maryland, FGL operates its annuity and life insurance operations in the United States through its subsidiaries FGL Insurance and FGL NY Insurance.

FGL’s principal products are immediate annuities, deferred annuities and life insurance products (including fixed indexed universal life), which it sells, as of September 30, 2011, through a network of approximately 300 insurance marketing organizations (“IMOs”) representing approximately 25,000 independent agents and managing general agents. As of September 30, 2011, FGL had over 745,000 policyholders nationwide and distributes its products throughout the United States.

FGL’s deferred annuities include fixed index annuities and fixed rate annuities. Fixed indexed annuities allow contract owners the possibility of earning credits based on the performance of a specified market index without risk to principal. The value to the contractholder of a fixed indexed annuity contract is equal to the sum of deposits paid, premium bonuses and credits earned (“index credits”), up to an overall limit on the amount of interest that an annuity will earn (a “cap”) or a percentage of the gain of a market index that will be credited to an annuity (a “participation rate”) based on the annual appreciation in a recognized index or benchmark.

Fixed rate annuities include annual reset and multi-year rate guaranteed policies. During the accumulation period, the account value of the annuity is credited with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to seven years, and thereafter FGL has the discretionary ability to change the crediting rate based on the guaranteed period of the contract at a rate above the guaranteed minimum rate.

Immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime, in exchange for a single premium.

FGL offers indexed universal life insurance policies. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s account value. The insurer periodically deducts its expenses and the cost of life insurance protection from the account value. The balance of the account value is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for fixed indexed annuities.

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

Under accounting principles generally accepted in the United States of America (“US GAAP”), premium collections for deferred annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, known as the investment spread. With respect to fixed index annuities, the cost of providing index credits includes the expenses incurred to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity contractholder fund balances.

For detailed information about revenues, profits and total assets of each of these categories, see “Insurance Segment” in Item 7 and the financial statements beginning on page F-1 in this Annual Report on Form 10-K.

Products

Annuity Products

FGL, through its insurance subsidiaries, issues a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.

As part of its significant product consolidation, FGL Insurance and FGL NY Insurance reduced from 51 in 2008 to 21 in 2011 the number of products in their portfolios of annuity products. The following table presents the deposits on annuity policies issued by FGL Insurance and FGL NY Insurance, as well as reserves required by US GAAP (“US GAAP Reserves”), for the period from April 6, 2011 (the date of the Fidelity & Guaranty Acquisition) to September 30, 2011 (in millions):

	Deposits on	US
	Annuity	GAAP
	Policies	Reserves

Products
Fixed Indexed Annuities	$315	$9,001
Fixed Rate Annuities	26	3,344
Single Premium Immediate Annuities	102	3,621

Total	$443	$15,966

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

The value to the contractholder of a fixed indexed annuity contract is equal to the sum of deposits paid, premium bonuses (described below) and index credits, up to a cap or a participation rate based on the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps generally range from 3.5% to 6% when measured annually and 1.5% to 5.2% when measured monthly and participation rates generally range from 30% to 100% of the performance of the applicable market index.

Approximately 90% of the fixed indexed annuity sales for the period from April 6, 2011 to September 30, 2011 involved “premium bonuses” by which FGL Insurance and FGL NY Insurance increased the initial annuity deposit by a specified premium bonus of 3% and vested bonus of 5% to 8%. FGL Insurance and FGL NY Insurance made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

Fixed Rate Annuities.  Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by FGL Insurance and FGL NY Insurance have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL Insurance and FGL NY Insurance have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at the discretion of FGL Insurance and FGL NY Insurance. For the twelve months ended September 30, 2011, FGL Insurance and FGL NY Insurance did not sell any fixed rate annual reset annuities. For the twelve months ended September 30, 2011, FGL Insurance and FGL NY Insurance sold $39.9 million of fixed rate multi-year guaranteed annuities. As of September 30, 2011, crediting rates on outstanding (i) fixed rate annuities generally ranged from 1.5% to 6.0% and (ii) multi-year guaranteed annuities ranged from 1.5% to 6.25%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2011 was 4.2%.

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

Life Insurance

FGL Insurance and FGL NY Insurance offer indexed universal life insurance policies. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for fixed indexed annuities. As part of their significant product consolidations, FGL Insurance and FGL NY Insurance reduced the number of products in their life insurance product portfolios from nine in 2008 to its current number, two, in 2009.

A significant portion of the indexed universal life business is subject to a reinsurance arrangement with Wilton Re. See “The Fidelity & Guaranty Acquisition — Wilton Transaction.”

Investments

The types of assets in which FGL may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, FGL invests in assets giving consideration to three primary investment objectives: (i) income-oriented total return, (ii) yield maintenance/enhancement and (iii) capital preservation/risk mitigation.

FGL’s investment portfolio is designed to provide a stable earnings contribution and balanced risk portfolio across asset classes and is primarily invested in high quality corporate bonds with low exposure to consumer-sensitive sectors. See Note 2 to the Consolidated Financial Statements of FGL with respect to FGL’s accounting policies for the impairment of investments.

As of September 30, 2011, FGL’s investment portfolio was approximately $15.8 billion and was divided among the following asset classes:

September 30,
2011

Asset Class
Asset-backed securities	3.2%
Commercial mortgage-backed securities	3.6%
Corporates	75.3%
Equities	1.8%
Hybrids	4.2%
Municipals	5.9%
Agency residential mortgage-backed securities	1.4%
Non-agency residential mortgage-backed securities	2.8%
U.S. Government	1.2%
Other (primarily policy loans and derivatives)	0.6%

Total available-for-sale securities	100%

As of September 30, 2011, FGL’s fixed income portfolio was approximately $15.4 billion, excluding derivatives and other invested assets. The approximate percentage distribution of FGL’s fixed income portfolio by composite ratings distribution was as follows:

September 30,
Rating	2011

AAA	8.0%
AA	10.8%
A	31.8%
BBB	44.7%
BB	3.8%
B and below	0.9%
Not rated	—%

Currently, FGL does not act as asset manager for a significant portion of its investment assets. Since September 2009, FGL’s lead portfolio manager has been Goldman Sachs Asset Management (“Goldman Sachs”). Goldman Sachs actively manages FGL’s in-force and new business cash. As of September 30, 2011, Goldman Sachs had approximately $15.5 billion of FGL’s assets under management.

Derivatives

FGL’s fixed indexed annuity contracts (the “FIA Contracts”) permit the holder to elect to receive a return based on an interest rate or the performance of a market index. FGL uses a portion of the deposit made by policyholders pursuant to the FIA Contracts to purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA Contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA Contracts. On the respective anniversary dates of the applicable FIA Contracts, the market index used to compute the annual index credit under the applicable FIA Contract is reset. At such time, FGL purchases new one-, two- or three-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of its FIA Contracts, which permit FGL to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is designed to offset the change in the fair value of the FIA Contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.

FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL seeks to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that we will not suffer losses in the event of counterparty nonperformance.

Marketing and Distribution

FGL offers its products through a network of approximately 300 IMOs, representing approximately 25,000 agents, and identifies its most important 28 IMOs as “Power Partners”. FGL’s Power Partners are currently comprised of 19 annuity IMOs and 9 life insurance IMOs. From the period of April 6, 2011 (the date of the Fidelity & Guaranty Acquisition) to September 30, 2011, these Power Partners accounted for approximately 70% of FGL’s annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12.5 years.

FGL’s Power Partners play an important role in the development of FGL’s products. Over the last ten years, the majority of FGL’s best-selling products have been developed in conjunction with its Power Partners. FGL intends to continue to have the Power Partners play an important role in the development of its products in the future, which it believes provides it with integral feedback throughout the development process and assists it with competing for “shelf space” for new design launches.

In 2003 FGL introduced a rewards program, the Power Agent Incentive Rewards (“PAIR”) Program, to incentivize annuity product sales and strengthen distributor relationships. The PAIR Program is structured as a non-contributory deferred compensation program that allows select producers to share in profitability of new product sales. FGL believes the PAIR Program drives loyalty amongst top producers and incentivizes them to focus on profitable sales. Over the past five years, PAIR agents have produced nearly 29% of FGL’s total deferred annuity sales. As of September 30, 2011, there was approximately $13.3 million in PAIR vested account balances.

A PAIR Program for life insurance products was introduced in 2009 and operates substantially in the same manner as the PAIR Program for annuities.

Outsourcing

In addition to services provided by third-party asset managers, FGL outsources the following functions to third-party service providers:

•	new business administration,

•	hosting of financial systems,

•	service of existing policies,

•	investment accounting and custody,

•	call centers, and

•	underwriting administration of life insurance applications.

FGL closely manages its outsourcing partners and integrates their services into its operations. FGL believes that outsourcing such functions allows it to focus capital and personnel resources on its core business operations and perform differentiating functions, such as actuarial, product development and risk management functions. In addition, FGL believes an outsourcing model provides predictable pricing, service levels and volume capabilities and allows it to exploit technological developments to enhance its customer self-service and sales processes that it may not be able to take advantage of if it were required to deploy its own capital.

FGL outsources its new business and existing policy administration for fixed indexed annuity and life products to Transaction Applications Group, Inc., a subsidiary at Dell Inc. (“Transaction Group”). Under this arrangement,

Transaction Group manages all of FGL’s call center and processing requirements. FGL and Transaction Group have entered into a seven-year relationship expiring in June 2014.

FGL has partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to outsource its life insurance underwriting function. Under the terms of the arrangement Hooper Holmes has assigned FGL a team of five underwriters with Fellow Management Life Institute. FGL and Hooper Holmes have entered into a three-year relationship expiring in December 2012.

FGL believes that it has a good relationship with its principal outsource service providers.

Competition and Ratings

FGL’s ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate financial strength ratings from ratings agencies.

Following is a summary of the financial strength ratings of FGL Insurance and its wholly-owned subsidiary, FGL NY Insurance:

Financial
Agency	Report Date	Strength Rating	Outlook Statement

Moody’s	November 3, 2010	Ba1	Stable
	August 6, 2010	Baa3	On review for possible downgrade
	March 11, 2010	Baa3	Developing
Fitch	October 27, 2011	BBB	Stable
	April 7, 2011	BBB	Stable
	August 9, 2010	BB	Positive
	March 29, 2010	BB	Rating watch evolving
	March 11, 2010	BBB−	Rating watch negative
A.M. Best	October 10, 2011	B++	Stable
	August 12, 2010	B++	Stable
	March 11, 2010	A−	Under review with developing implications

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

Moody’s ratings range from “Aaa” (exceptional financial security) to “C” (extremely poor prospects of ever offering financial security). Within Moody’s ratings range “Aaa” (exceptional financial security) and “Aa” (excellent financial security) are the highest, followed by “A” (good financial security) and “Baa” (adequate financial security). The next rating ranges are “Ba” (questionable financial security) and “B” (poor financial security). Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from “Aa” through “Caa.” These modifiers are used to refer to the ranking within a group — with 1 being the highest and 3 being the lowest. However, the financial strength of companies within a generic rating symbol (Aa, for example) is broadly the same.

Fitch ratings range from “AAA” (highest credit quality and lowest expectation of default risk) to “D” (defaulted on obligations and will generally default on most or all obligations). Within the first categories, “AAA” (exceptionally strong capacity for payment of financial commitments) and “AA” (very strong capacity for payment of financial commitments) are the highest, followed by “A” (strong capacity for payment of financial commitments) and “BBB”

(capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity). The next categories are “BB” (financial situation prone to changes) and “B” (financial situation noticeably changes). Other than the “AAA” and “CCC” category, Fitch uses “+” or “−” with a rating symbol to indicate the relative position of a credit within the rating category.

A.M. Best Company ratings range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A−” (Excellent) then followed by “B++” (Good) and “B+” (Good). Publications of A.M. Best Company indicate A.M. Best Company assigns a B++ rating to companies that have a good ability to meet their ongoing obligations to policyholders.

The foregoing is a summary of the range of ratings applied by Moody’s, Fitch and A.M. Best, which are subject to change from time to time. For further details regarding the application and meaning of these ratings, readers should review the applicable publications of Moody’s, Fitch and A.M. Best and all applicable terms and conditions.

A.M. Best Company, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if FGL’s ratings were to be negatively adjusted for any reason, it could experience a material decline in the sales of its products and the persistency of its existing business. See “Risk Factors — Risks Related to FGL’s Business — FGL operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect FGL’s business, financial condition and results of operations;” “Risk Factors — Risks Related to FGL’s Business — A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations;” and “Risk Factors — Risks Related to FGL’s Business — The amount of statutory capital that FGL’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of FGL’s control.”

Risk Management

Risk management is a critical part of FGL’s business. FGL seeks to assess risk to its business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) utilizing risk identification tools to examine events that may prevent FGL from achieving goals, (iii) assigning risk identification and mitigation responsibilities to individual team members within functional groups, (iv) analyzing the potential qualitative and quantitative impact of individual risks, (v) evaluating risks against risk tolerance levels to determine which risks should be mitigated, (vi) mitigating risks by appropriate actions and (vii) identifying, documenting and communicating key business risks in a timely fashion.

The responsibility for monitoring, evaluating and responding to risk is allocated first to FGL’s management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying independent functions, such as internal and external audits and the audit committee of the board of directors.

Reinsurance

FGL, through its subsidiary FGL Insurance, both cedes reinsurance to other insurance companies and assumes reinsurance from other insurance companies. FGL uses reinsurance both to diversify its risks and to manage loss exposures. FGL Insurance seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The use of reinsurance permits FGL to write policies in amounts larger than the risk it is willing to retain, and also to write a larger volume of new business. The portion of risks exceeding the insurer’s retention limit is reinsured with other insurers.

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

Reinsurance Provided by Unaccredited or Unlicensed Reinsurers.  As of September 30, 2011, the total statutory reserves ceded by FGL Insurance to unauthorized reinsurers (OM Re) was approximately $235.1 million.

Reinsurance Provided by Accredited or Licensed Reinsurers.  As of September 30, 2011, the total statutory reserves ceded by FGL Insurance to licensed or accredited unaffiliated reinsurers was approximately $1,798.3 million.

Following the consummation of the Fidelity & Guaranty Acquisition, OM Re is no longer an affiliate of FGL Insurance and the life insurance policies previously ceded to OM Ireland under certain reinsurance agreements were recaptured by FGL Insurance on April 7, 2011. The CARVM Treaty, under which OM Re reinsures certain annuity liabilities from FGL Insurance, currently remains in effect. On January 26, 2011, HFG entered into the Commitment Agreement with Wilton Re. As of completion of the reinsurance of the Raven Block and the Camden Block by Wilton Re, substantially all of FGL Insurance’s in-force life insurance business issued prior to April 1, 2010 has been reinsured with third party reinsurers.

Reinsurer

FGL Insurance provides reinsurance as the reinsurer to four non-affiliate insurance companies. As of September 30, 2011, FGL Insurance was the reinsurer of $191.7 million total statutory reserves assumed under policies issued by non-affiliate insurers.

Employees

As of September 30, 2011, FGL had 156 employees. FGL believes that it has a good relationship with its employees.

Litigation

There are no material legal proceedings, other than ordinary routine litigation incidental to the business of FGL and its subsidiaries, to which FGL or any of its subsidiaries is a party or of which any of their properties is subject.

Regulation

Overview

FGL Insurance and FGL NY Insurance are subject to comprehensive regulation and supervision in their respective domiciles, Maryland and New York, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance does business only in New York. FGL Insurance’s principal insurance regulatory authority is the MIA. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York Insurance Department regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors of those insurers or creditors of HGI. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.

Generally, insurance products underwritten by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	prescribing which assets and liabilities are to be considered in determining statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms and certain related materials;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	the amount of dividends that may be paid in any year;

•	regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions;

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and

•	regulating the type, amounts and valuations of investments permitted, transactions with affiliates and other matters.

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

The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the Model Audit Rule) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGL Insurance and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s and/or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s and/or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The MIA completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2009, and found no material deficiencies or proposed any adjustments to the financial statements as filed. The New York Insurance Department is currently conducting a routine financial examination of FGL NY Insurance for the three year period ended December 31, 2010.

Dividend and Other Distribution Payment Limitations

The Maryland Insurance Code and the New York Insurance Law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Each year FGL Insurance and FGL NY Insurance may pay a certain amount of dividends or other distributions without being required to obtain the prior consent of the MIA or the NY Insurance Department, respectively. However, in order to pay any dividends or distributions (including the payment of any dividends or distributions for which prior written consent is not required), FGL Insurance and FGL NY Insurance must provide advance written notice to the MIA or the NY Insurance Department, respectively. Upon receipt of such notice, the MIA or the NY Insurance Department may impose restrictions or prohibit the payment of such dividends or other distributions based on their assessment of various factors, including the statutory surplus levels and risk-based capital (“RBC”) ratios of FGL Insurance and FGL NY Insurance, respectively.

Without first obtaining the prior written approval of the MIA, FGL Insurance may not pay dividends or make other distributions, if such payments, together with all other such payments within the preceding twelve months, exceed the lesser of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains for the 12-month period ending December 31 of the preceding year and pro rata distributions made on any class of FGL Insurance’s own securities). In addition, dividends may be paid only out of statutory surplus. Other dividends and distributions require prior notice to or approval of the MIA, which will consider the effect of the dividend or distribution on FGL’s surplus and financial condition generally. In making this determination, the MIA will consider whether the payment of the dividend or distribution will cause the company to fail to meet its required risk based capital ratio. On December 20, 2010, FGL Insurance paid a dividend to OM Group in the amount of $59 million with respect to its 2009 results. On September 30, 2011, FGL Insurance paid a dividend of $20 million to HGI. Based on its past dividends, statutory surplus and statutory net gain from operations, FGL could pay additional ordinary dividends of up to $70 million prior to December 31, 2011. Any additional amount beyond $70 million would be an extraordinary dividend requiring additional notice to and approval from the MIA. The foregoing discussion of dividends that may be paid by FGL Insurance is included for illustrative purposes only. Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC, and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition (including its RBC ratio) and lead to reduction in FGL Insurance’s financial strength rating. See “Risk Factors — Risk Factors relating to FGL’s Business — A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations.”

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

Risk-Based Capital

In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, (iv) market risk and (v) business risk. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statement filed with insurance regulators on February 28, 2011, the RBC ratios for each of FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements. Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. See “Risk Factors — Risk Factors relating to FGL’s Business — A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations.”

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

Insurance Holding Company Regulation

As the indirect parent company of FGL Insurance and FGL NY Insurance, HFG is subject to the insurance holding company laws in Maryland and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by its domiciliary insurance regulator.

Most states, including Maryland and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HGI, HFG, FGL, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, including those of Maryland and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of HGI, HFG, FGL, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Maryland and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

In connection with the Fidelity & Guaranty Acquisition, HFG made filings with the MIA and the New York Insurance Department for approval to acquire control over FGL NY Insurance. On March 31, 2011, the MIA approved HFG’s application to acquire control over FGL Insurance. On April 1, 2011, the New York Insurance Department approved HFG’s application to acquire control over FGL NY Insurance.

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

Regulation of Investments

FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2011 complied in all material respects with such regulations.

Privacy Regulation

FGL’s operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. FGL’s operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent and mitigate identity theft. In addition, FGL’s ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers or uses of certain personal information, including consumer report information, is regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Fixed Indexed Annuities

In recent years, the Commission had questioned whether fixed indexed annuities, such as those sold by FGL Insurance and FGL NY Insurance, should be treated as securities under the federal securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause FGL Insurance and FGL NY Insurance to seek additional marketing relationships for these products. On December 17, 2008, the Commission voted to approve Rule 151A under the Securities Act of 1933, as amended (“Rule 151A”), and apply federal securities oversight to fixed index annuities issued on or after January 12, 2011. On July 12, 2010, however, the District of Columbia Circuit Court of Appeals vacated Rule 151A. In addition, under the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the Commission. FGL Insurance and FGL NY Insurance expect that the types of fixed indexed annuities they sell will meet these requirements and therefore are exempt from being treated as securities by the Commission. It is possible that state insurance laws and regulations will be amended to impose further requirements on fixed indexed annuities.

The Dodd-Frank Act

The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, its competitors or those entities with which FGL does business. These changes include the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, the implementation of an exemption of FIAs from Commission regulation if certain suitability practices are implemented as noted above, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules and/or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, its competitors or the entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including but not limited to: placing FGL at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for FGL to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as FGL’s financial condition and results of operations.

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

Front Street intends to focus on life and annuity reinsurance products including:

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

As contemplated by the terms of the F&G Stock Purchase Agreement, on May 19, 2011, the Special Committee of the Board of the Company, comprised of independent directors under the rules of the NYSE, unanimously recommended to the Board for approval (i) the Reinsurance Agreement to be entered into by Front Street and FGL Insurance, pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL and (ii) the Investment Management Agreement to be entered into by Front Street and an affiliate of Harbinger Capital, pursuant to which such Harbinger Capital affiliate would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to the Trust Agreement. On May 19, 2011, the Board approved the Front Street Reinsurance Transaction.

The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the MIA. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty Acquisition if, among other things, the Front Street reinsurance transaction is not approved by the MIA or is approved subject to certain restrictions or conditions, including if a Harbinger Capital affiliate is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. See “The Fidelity & Guaranty Acquisition — The Front Street Reinsurance Transaction.”

Item 1A.	Risk Factors

Risks Related to HGI

We are a holding company, and our only material assets are our equity interests in our operating subsidiaries and our other investments, and our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2011, excluding cash, equivalents and short-term investments held by FGL or Spectrum Brands, we had approximately $524 million in cash, cash equivalents and short-term investments, which includes $313 million held by our wholly-owned subsidiary, HGI Funding LLC. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. SBI’s Senior Secured Facilities, SBI’s 12% Notes and other agreements substantially limit or prohibit certain payments of dividends or other distributions to Spectrum Brands.

Specifically, (i) each indenture of SBI generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of SBI plus (b) 100% of the aggregate cash proceeds from the sale of equity by SBI (or less 100% of the net losses) plus (c) any repayments to SBI of certain investments plus (d) in the case of the indenture governing the SBI’s 12% Notes (the “2019 Indenture”), $50 million, subject to certain other tests and certain exceptions and (ii) each credit facility of SBI generally prohibits the payment of dividends to shareholders except out of a cumulative basket amount limited to $40 million per year. We expect that future debt of SBI and Spectrum Brands will contain similar restrictions. Moreover, the basket under the 2019 Indenture is more restrictive in calculating consolidated net income, and, absent a refinancing of these notes, we do not expect to receive dividends from Spectrum Brands in fiscal 2012.

FGL is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. See “Item 1 — FGL — Regulation — Dividend and Other Distribution Payment Limitations.”

We may not be successful in identifying any additional suitable acquisition or investment opportunities.

The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other investment opportunities. However, to date we have only identified a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete other acquisitions or investments, there is no assurance that we will be successful in enhancing our business or our financial condition. Acquisitions and investments may require a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other acquisition or investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse effect on our results of operations and financial condition and our ability to service our debt.

We are dependent on certain key personnel and our affiliation with Harbinger Capital; Harbinger Capital and its affiliates will exercise significant influence over us and our business activities; and business activities, legal matters and other matters that affect Harbinger Capital and certain key personnel could adversely affect our ability to execute our business strategy.

We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Francis T. McCarron, our Chairman of the Board and Chief Executive Officer, our Acting President and our Executive Vice President and Chief Financial Officer, respectively. Mr. Falcone is the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and has significant influence over the acquisition opportunities HGI reviews. Mr. Falcone may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Principal Stockholders. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other investment transactions. Mr. Asali is a Managing Director and the Head of Global Strategy for Harbinger Capital. Mr. McCarron is responsible for integrating our financial reporting with Spectrum Brands and FGL and any other businesses we acquire. The loss of Mr. Falcone, Mr. Asali or Mr. McCarron or other key personnel could have a material adverse effect on our business or operating results. This risk is heightened as a result of the receipt by Harbinger Capital and certain of its affiliates, including Mr. Falcone and Mr. Asali, of the “Wells Notices” described below.

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

In addition, in the normal course of business, Harbinger Capital and its affiliates have contact with governmental authorities, and are subjected to responding to questionnaires or examinations. Given our affiliation with Harbinger Capital and the involvement of certain key personnel, we are aware that Harbinger Capital and its affiliates are also subject to regulatory inquiries concerning its positions and trading or other matters. We understand that the Department of Justice and the staff of the Securities and Exchange Commission (the “Commission”) are investigating the circumstances and disclosure of a loan made by the Harbinger Capital Partners Special Situations Fund, L.P., to Mr. Falcone in October 2009 and the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. On December 8, 2011, Harbinger Capital and Mr. Falcone, Mr. Asali, and Ms. Robin Roger, an executive of Harbinger Capital and a director of the Company, received Wells Notices from the Commission staff stating that the staff is considering recommending that the Commission authorize the staff to file civil injunctive actions against them alleging violations of the federal securities laws’ anti-fraud provisions in connection with the matter described above. In addition, we understand that the Commission staff is conducting an informal investigation into whether Harbinger Capital or its affiliates engaged in market manipulation with respect to the trading of the debt securities of a particular issuer in 2006 to 2008. On December 8, 2011, Harbinger Capital Partners Offshore Manager, LLC, Harbinger Capital Partners Special Situations GP, LLC, and Mr. Falcone received Wells Notices from the Commission staff stating that the staff intends to recommend that the Commission file civil injunctive actions against them alleging violations of the federal securities laws’ anti-fraud provisions in connection with this matter. Finally, we understand that the Commission staff is conducting an informal investigation that relates to compliance with Rule 105 of Regulation M with respect to three offerings. On December 8, 2011, Harbinger Capital received a Wells Notice stating that the staff intends to recommend that the Commission charge Harbinger Capital for violations of Rule 105 of Regulation M. A Wells Notice is an indication of the current views of the staff of the Division of Enforcement, prior to a decision by the Commission. It does not constitute a determination that the recipients violated any law. We are not aware of any criminal or enforcement charges having been brought against Harbinger Capital or its affiliates by any governmental or regulatory authority to date, and we understand that Harbinger Capital and its affiliates are cooperating with these investigations and, in accordance with SEC procedures, plan to submit responses explaining why they believe enforcement actions are unwarranted. Should the Commission accept the recommendations of the staff with respect to the matters underlying the Wells notices, the Commission could seek a range of possible remedies, including disgorgement, a cease-and-desist order, censure, permanent injunctive relief, a bar (as to the individuals) from association with an investment adviser, investment company, and/or broker-dealer and a bar from serving as officers and directors of a public company, pre-judgment interest, and/or civil penalties. It is not possible at this time to predict the outcome of these investigations, including whether or when any proceedings might be initiated or whether the matters will result in settlements on any or all of the issues involved.

If Mr. Falcone’s, Mr. Asali’s, Ms. Roger’s and Harbinger Capital’s other business interests or legal matters require them to devote more substantial amounts of time to those businesses or legal matters, it could limit their ability to devote time to our affairs and could have a negative effect on our ability to execute our business strategy. Moreover, their unrelated business activities or legal matters could limit their future service to any public company and present challenges which could not only affect the amount of business time that they are able to dedicate to our affairs, but also affect their ability to help us identify, acquire and integrate acquisition candidates. In addition, under the terms of an agreement with the Fortress Purchaser, subject to meeting certain ownership thresholds and receipt of regulatory approvals, in the event that Mr. Falcone ceases to have principal responsibility for our investments for a period of more than 90 consecutive days, other than as a result of temporary disability, and the Fortress Purchaser does not approve our proposed business continuity plan, the Fortress Purchaser may appoint such number of our directors that, when the total number of directors appointed by the Fortress Purchaser is added to the number of independent directors, that number of directors is equal to the number of directors employed by or affiliated with us or Harbinger Capital.

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

We expect to become a diversified holding company with interests in a variety of industries and market sectors. The Spectrum Brands Acquisition, the Fidelity & Guaranty Acquisition, and other acquisitions, and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions or investments, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt (including the 10.625% Notes) will be subject to the specific risks applicable to any company we acquire or in which we invest.

Any potential acquisition or investment in a foreign business or a company with significant foreign operations may subject us to additional risks.

Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as Spectrum Brands, subjects us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt. For risks related to Spectrum Brands, see “— Risks Related to Spectrum Brands” below.

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

Covenants in the Indenture and the Certificate of Designation limit, and other future financing agreements may limit, our ability to operate our business.

The Indenture and the Certificate of Designation contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business. The Indenture requires us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Indenture, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:

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

We have a significant amount of indebtedness and preferred stock. As of September 30, 2011, on a pro forma basis our total outstanding indebtedness and preferred stock (excluding the indebtedness of our subsidiaries) was $900 million. As of September 30, 2011, the total liabilities of Spectrum Brands were approximately $2.6 billion, including trade payables. As of September 30, 2011, the total liabilities of FGL were approximately $18.9 billion, including approximately $14.5 billion in annuity contractholder funds and approximately $3.6 billion in future policy benefits. Our and our directly held subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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

Our ability to make payments on our financial obligations may depend upon the future performance of our operating subsidiaries and their ability to generate cash flow in the future, which are subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from our operating subsidiaries, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our financial obligations or to fund our other liquidity needs. If the cash flow from our operating subsidiaries is insufficient, we may take actions, such as delaying or reducing investments or acquisitions, attempting to restructure or refinance our financial obligations prior to maturity, selling assets or operations or seeking additional equity capital to supplement cash flow. However, we may be unable to take any of these actions on commercially reasonable terms, or at all.

Future financing activities may adversely affect our leverage and financial condition.

Subject to the limitations set forth in the Indenture and the Certificate of Designation, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We expect to incur substantial additional financial obligations to enable us to consummate future acquisitions and investment opportunities. These obligations could result in:

•	default and foreclosure on our assets if our operating revenues after an investment or acquisition are insufficient to repay our financial obligations;

•	acceleration of our obligations to repay the financial obligations even if we make all required payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all amounts owed, if any, if such financial obligations are payable on demand;

•	our inability to obtain necessary additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;

•	our inability to pay dividends on our capital stock;

•	using a substantial portion of our cash flow to pay principal and interest or dividends on our financial obligations, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•	an event of default that triggers a cross default with respect to other financial obligations, including the notes and our Preferred Stock;

•	increased vulnerability to adverse changes in general economic, industry, financial, competitive legislative, regulatory and other conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors.

We may issue additional shares of common stock or preferred stock which would dilute the interests of our stockholders and could present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 7, 2011, we have 139,346,119 shares of our common stock outstanding, and we have issued 400,000 shares of Preferred Stock which are convertible into approximately 60,989,257 shares of our common stock. The holders of our Preferred Stock have certain rights that are senior to those afforded to the holders of our common stock. See “Our Company—The Preferred Stock Issuance”. In addition, we have reserved 17,000,000 shares of common stock pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) and we have reserved 135,000 shares of common stock pursuant to previous employee incentive plans under which unexercised awards are outstanding but under which no new awards are being made.

We may issue additional shares of common stock or preferred stock to raise additional capital, to raise funds, complete a business combination or as consideration of an acquisition of an operating business or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or other employee incentive plans, each of which would dilute the interests of our stockholders and could present other risks.

The issuance of additional shares of common or preferred stock may, among other things:

•	significantly dilute the equity interest and voting power of all other stockholders;

•	further subordinate the rights of holders of our common stock if further preferred stock is issued with rights senior to those afforded our common stock;

•	call for us to make dividend or other payments not available to the holders of our common stock;

•	could cause a change in control of our company if a substantial number of shares of our common stock is issued and/or if the Purchase Price of the Preferred Stock continues to accrete, which may affect, among other things, our ability to use our net operating loss carryforwards, if any; and

•	may adversely affect prevailing market prices for our common stock.

In addition to the Spectrum Brands Acquisition, we have made and may continue to make other significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of our company portfolio.

In addition to the Spectrum Brands Acquisition, we have made and may continue to make other significant investments in publicly traded companies, both as long-term acquisition targets and as shorter-term investments. We will either consolidate our investments and subsidiaries or report such investments under the equity method of accounting. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our company portfolio and on the value of the assets we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.

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

Our ability to dispose of equity interests we hold may be limited by restrictive stockholder agreements, by the federal securities laws and by other regulations.

When we acquire the equity interests of a company, our investment may be illiquid and, when we acquire less than 100% of the equity interests of a company, we may be subject to restrictive terms of agreements with other equityholders. For instance, our investment in Spectrum Brands is subject to the Spectrum Brands Holdings Stockholder Agreement, which may adversely affect our flexibility in managing our investment in Spectrum Brands. In addition, the shares of Spectrum Brands we received in the Spectrum Brands Acquisition, the shares of FGL we acquired in the Fidelity & Guaranty Acquisition and the shares of certain other entities that we have acquired are not registered under the Securities Act and are, and any other securities we acquire may be, restricted securities under the Securities Act. Our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, (iii) another applicable exemption under the Securities Act or (iv) approval of certain regulators. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.

The Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and the holders of the notes. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.

The Principal Stockholders beneficially own shares of our outstanding common stock that collectively constitute a substantial majority of our total voting power. Because of this, the Principal Stockholders, subject to the rights of the holders of Preferred Stock, exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our amended and restated certificate of incorporation, mergers and the sale of all or substantially all of our assets, subject to the consent and board representation rights of our Preferred Stock. Moreover, a majority of the members of our Board were nominated by and are affiliated with or are or were previously employed by the Principal Stockholders or their affiliates. This influence and actual control may have the effect of discouraging offers to acquire HGI because any such transaction would likely require the consent of the Principal Stockholders. In addition, the Principal Stockholders could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests of our other stockholders. Matters not directly related to us can nevertheless affect Harbinger Capital’s decisions regarding its investment in us. We are one investment in Harbinger Capital’s portfolio. Numerous considerations regarding Harbinger Capital, including investor contributions and redemptions, portfolio performance, mix and concentration, and portfolio financing arrangements, could influence Harbinger Capital’s decisions whether to maintain, decrease or increase its investment in us.

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

We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have engaged in transactions in which such persons have an interest and, subject to the terms of the Indenture and other applicable covenants in other financing arrangements or other agreements, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

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

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. For instance, Messrs. Falcone may be required to present investment opportunities to the Principal Stockholders. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. Although the Principal Stockholders have agreed, pursuant to the terms of a letter agreement with certain holders of our Preferred Stock and subject to certain exceptions, to present to us certain business opportunities in the consumer product, insurance and financial products, agriculture, power generation and water and mineral resources industries, we cannot assure you that the terms of this agreement will be enforced because we are not a party to this agreement and have no ability to enforce its terms.

Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. Even if a stockholder vote is required for any of our future acquisitions, under our amended and restated certificate of incorporation and our bylaws, the Principal Stockholders (as long as they continue to own a majority of our outstanding common stock) may approve such transactions by written consent without our other stockholders having an opportunity to vote on such transactions.

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

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:

•	the authority of our Board to issue, without stockholder approval, up to 10,000,000 shares of our preferred stock with such terms as our Board may determine;

•	special meetings of our stockholders may be called only by the Chairman of our Board or by our Secretary upon delivery of a written request executed by three directors (or, if there are fewer than three directors in office at that time, by all incumbent directors);

•	a staggered Board as a result of which only one of the three classes of directors is elected each year;

•	advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	the absence of cumulative voting rights;

•	subject to any special rights of the holders of the holders of our Preferred Stock to elect directors, removal of incumbent directors only for cause; and

•	the requirement to acquire the approval of the MIA and the New York Insurance Department to acquire 10% or more of our voting stock.

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

Because investments in U.S. government instruments generate only nominal returns, we have established HGI Funding LLC as a vehicle for managing a portion of our excess cash or for investing in possible acquisition targets while we search for additional acquisition opportunities. Investing in securities other than U.S. government investments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions.

As of September 30, 2011, HGI Funding LLC had $39 million in cash, $262 million in equity securities and $13 million in debt securities. As of that date, 20% of its assets consisted of foreign securities and $12.4 million of its debt securities consisted of non-investment grade debt securities.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

At HGI, the parent company, we do not have significant operating assets and have only nine employees as of September 30, 2011. In connection with the completion of the Spectrum Brands Acquisition and the Fidelity & Guaranty Acquisition, and particularly so we may proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will increase corporate operating costs and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.

We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.

We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to continue to make acquisitions and other investments in a manner so as not to be an investment company. The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the Commission or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate acquisitions, subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company. In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. To ensure that majority-owned investments, such as Spectrum Brands, do not become categorized as “investment securities,” we may need to make additional investments in these subsidiaries to offset any dilution of our interest that would otherwise cause such a subsidiary to cease to be majority-owned. We may also need to forego acquisitions that we would otherwise make or retain or dispose of investments that we might otherwise sell or hold.

We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

Section 541 of the Internal Revenue Code of 1986, as amended (the “Code”), subjects a corporation that is a “personal holding company” (“PHC”), as defined in the Code, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a deduction for federal income taxes and a modification of the usual net operating loss deduction. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a PHC if (i) at least 60% of its adjusted ordinary gross income is PHC Income and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year.

We did not incur a PHC tax for the 2009 fiscal year, because we had a sufficiently large net operating loss for that fiscal year. We also had a net operating loss for the 2010 fiscal year and expect to report a net operating loss for 2011. However, so long as the Principal Stockholders and their affiliates hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we will be a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially adversely impact our financial position, results of operations, cash flows and liquidity, and in turn our ability to make debt service payments on the notes. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC Income is scheduled to expire at the end of 2012, so that, absent a statutory change, the rate will revert back to the highest individual ordinary income rate of 39.6% for taxable years beginning after December 31, 2012.

Agreements and transactions involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources.

Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spinoff of partially and wholly owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. See Item 3, “Legal Proceedings.”

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

We may incur significant taxes in connection with effecting acquisitions or investments, holding, receiving payments from, and operating target companies and assets and disposing of target companies or their assets. Our decisions to make a particular acquisition, sell a particular asset or increase or decrease a particular investment may be based on considerations other than the timing and amount of taxes owed as a result.

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

In addition, when we acquire a company that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with US GAAP such as FGL, we may incur significant additional costs in order to ensure that after such acquisition we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our reporting obligations. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of their internal controls and may not be otherwise set up for public company reporting. The development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the Commission, or other regulatory authorities. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under the Indenture, or similar instruments governing any debt we incur in the future. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, HGI is exempt from certain reports otherwise required under Section 404 with respect to FGL due to FGL’s status as an acquisition made within the last year.

Limitations on liability and indemnification matters.

As permitted by Delaware law, we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we may, by action of our Board, provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of our company, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.

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

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and the performance of our subsidiaries and their competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Commission;

•	changes in general economic conditions;

•	actions of our historical equity investors, including sales of common stock by our the Principal Stockholders, our directors and our executive officers; and

•	actions by institutional investors trading in our stock.

In addition, the trading price of our common stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as Spectrum Brands, that are publicly traded.

Future sales of substantial amounts of our common stock may adversely affect our market price.

Shares of our common stock held by the Principal Stockholders are “restricted securities” under the Securities Act and held by them as our affiliates, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However, in connection with the Spectrum Brands Acquisition, we have granted registration rights to the Principal Stockholders under a registration rights agreement to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the Principal Stockholders have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, the Principal Stockholders could cause the prevailing market price of our common stock to decline. In addition, the shares of our common stock owned by the Principal Stockholders may also be sold in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule. As of September 30, 2011, the holding period requirement for the shares of our common stock held by the Principal Stockholders has been met.
Furthermore, the holders of our outstanding Preferred Stock have certain rights to convert their Preferred Stock into an aggregate amount of 60,989,257 shares of our common stock. See “Item 1 — Our Company — Certain Significant Transactions — The Preferred Stock Issuance.” If these rights are exercised in full, it might also adversely affect the market price of our common stock.

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

The average daily trading volume in our stock during the twelve month periods ended September 30, 2010 and September 30, 2011 was approximately 16 thousand and 42 thousand shares, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our common stock or the prices at which holders may be able to sell our common stock and the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

Risks Related to Spectrum Brands

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

Successful integration of Spectrum Brands’ and Russell Hobbs’ operations, products and personnel may place a significant burden on Spectrum Brands’ management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm Spectrum Brands’ business, financial conditions and operating results.

Because Spectrum Brands’ consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in Spectrum Brands’ financial statements prepared after August 30, 2009 will not be comparable to its financial information from prior periods.

All conditions required for the adoption of fresh-start reporting were met upon SBI’s emergence from Chapter 11 of the Bankruptcy Code on August 28, 2009 (the “Effective Date”). However, in light of the proximity of that date to SBI’s accounting period close immediately following the Effective Date, which was August 30, 2009, SBI elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. SBI adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which SBI’s reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and to approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. SBI stated its liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, the data derived from SBI’s and Spectrum Brands’ consolidated statements of financial position and operations as of dates and for the periods after August 30, 2009 will not be comparable in many respects to that derived from the consolidated statements of financial position and operations as of dates and for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands’ securities.

Spectrum Brands is a parent company and its primary source of cash is and will be distributions from its subsidiaries.

Spectrum Brands is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries, including SBI. SBI conducts most of its business operations through its direct and indirect subsidiaries. Accordingly, SBI’s primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands’ and SBI’s subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands’ and SBI’s subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, SBI’s senior credit facilities, the indentures governing its senior and subordinated notes and other agreements limit or prohibit certain payments of dividends or other distributions to Spectrum Brands. Spectrum Brands expects that future credit facilities and financing arrangements of SBI will contain similar restrictions.

SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.

SBI has, and expects to continue to have, a significant amount of indebtedness. As of September 30, 2011, SBI had total indebtedness under its Senior Secured Facilities, its 12% Notes and other debt of approximately $1.6 billion. Subsequent to September 30, 2011 SBI incurred an additional $200 million of indebtedness by issuing additional senior notes. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

•	require it to dedicate a large portion of its cash flow to pay principal and interest on its indebtedness, which will reduce the availability of its cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase its vulnerability to general adverse economic, industry, financial, competitive, legislative, regulatory and other conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	restrict its ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	place it at a competitive disadvantage compared to its competitors that have less debt; and

•	limit its ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

Under SBI’s Senior Secured Facilities and the 2019 Indenture, SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.

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

Restrictive covenants in SBI’s Senior Secured Facilities and the 2019 Indenture may restrict SBI’s ability to pursue its business strategies.

SBI’s Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. SBI’s Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, SBI’s Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under the SBI’s Senior Secured Facilities or SBI’s 12% Notes could terminate their commitments and the lenders under SBI’s Senior Secured Facilities or SBI’s 12% Notes could accelerate repayment of its outstanding borrowings, and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If SBI is unable to repay outstanding borrowings when due, the lenders under SBI’s Senior Secured Facilities or SBI’s 12% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the its Senior Secured Facilities or its 12% Notes are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing SBI’s debt.

HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under the agreements governing SBI’s debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HGI pursuant to the Indenture. Under the Spectrum Brands Term Loan and the Spectrum Brands ABL Facility, a change of control is an event of default and, if a change of control were to occur, SBI would be required to get an amendment to these agreements to avoid a default. If SBI was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the Spectrum Brands ABL Facility. In addition, under the indenture governing the 9.5% Notes and the 2019 Indenture, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If SBI was unable to make the change of control offer or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

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

In 2010 and 2011, concern over sovereign debt in Greece, Ireland and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect Spectrum Brands’ business, financial conditions and operating results.

Spectrum Brands may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.

Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of the Merger, SBI’s current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect Spectrum Brands’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel, whether as a result of the Merger or otherwise, could have a material adverse effect on Spectrum Brands’ business. In addition, Spectrum Brands currently does not maintain “key person” insurance covering any member of its management team.

Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market share and sales.

The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, its primary competitors are Duracell (a brand of The Procter & Gamble Company), Energizer and Panasonic (a brand of Matsushita Electrical Industrial Co., Ltd.). In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Koninklijke Philips Electronics NV), and Vidal Sassoon and Revlon (brands of Helen of Troy Limited). In the pet supplies market, its primary competitors are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company. In the Home and Garden Business, its principal national competitors are The Scotts Miracle-Gro Company, Central Garden & Pet and S.C. Johnson & Son, Inc. Spectrum Brands’ principal national competitors within the Small Appliances segment include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of its product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of its operations.

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

Spectrum Brands may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by Spectrum Brands, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that Spectrum Brands will acquire businesses or product distribution rights that will contribute positively to its earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

Sales of Spectrum Brands’ products fluctuate in difficult to forecast ways, including seasonal variation, economic cycles, competitive pressures and changes in consumer tastes and needs, and such fluctuations may cause Spectrum Brands’ operating results and working capital requirements to fluctuate.

Sales of Spectrum Brands’ products are difficult to predict and requires complicated forecasting. If product demand decreases or we fail to forecast demand accurately, our production capacity could be under-utilized, while if product demand increases, we may not be able to add production capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs or require us to recognize impairments of our assets.

Furthermore, sales of certain product categories tend to be seasonal. On a consolidated basis, Spectrum Brands’ financial results are approximately equally weighted between quarters. However, sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult.

As a result of these sales fluctuations due to consumer demand, Spectrum Brands’ inventory and working capital needs fluctuate significantly. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.

Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.

Approximately 44% of Spectrum Brands’ net sales for the fiscal year 2011 were from customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:

•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro;

•	changes in the economic conditions or consumer preferences or demand for its products in these markets;

•	the risk that because its brand names may not be locally recognized, Spectrum Brands must spend significant amounts of time and money to build brand recognition without certainty that it will be successful;

•	labor unrest;

•	political and economic instability, as a result of terrorist attacks, natural disasters, financial crises or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting its ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law;

•	difficulty in obtaining distribution and support; and

•	adverse tax consequences.

The foregoing factors may have a material adverse effect on Spectrum Brands’ ability to increase or maintain its supply of products, financial condition or results of operations.

Adverse weather conditions during its peak selling season for Spectrum Brands’ home and garden control products could have a material adverse effect.

Weather conditions in the U.S. have a significant impact on the timing and volume of sales of certain of Spectrum Brands’ lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.

Spectrum Brands’ products utilize certain key raw materials; any increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on its business, financial condition and profits.

The principal raw materials used to produce Spectrum Brands’ products — including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) — are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2008 and 2010, and to date in 2011, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.

Spectrum Brands regularly engages in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs it expects to incur over the next 12 to 24 months. However, Spectrum Brands’ hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in its business, no longer be useful for it. In addition, for certain of the principal raw materials Spectrum Brands uses to produce its products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose Spectrum Brands to above average costs for an extended period of time, and Spectrum Brands is unable to pass its raw materials costs on to its customers, its future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. Spectrum Brands may be unable to pass these fuel surcharges on to its customers, which may have an adverse effect on its profitability and results of operations.

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

As of September 30, 2011, Spectrum Brands had U.S. Federal and state and local net operating loss carryforwards of approximately $1,163 million and $1,197 million, respectively. These net operating loss carryforwards expire through years ending in 2031. As of September 30, 2011, Spectrum Brands’ management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including its net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations.

As a consequence of the merger of Salton, Inc. and Applica Incorporated in December of 2007 (which created Russell Hobbs), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. Spectrum Brands expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and tax credit carryforwards is dependent upon both Russell Hobbs and Spectrum Brands achieving profitable results in the future. The Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance as of September 30, 2011.

Spectrum Brands estimates that approximately $302 million of the SBI and Russell Hobbs U.S. federal net operating losses and $385 million of the SBI and Russell Hobbs state net operating losses would expire unused even if its generates sufficient income to otherwise use all its net operating losses, due to the limitation in Section 382 of the Code.

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

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 24% of its consolidated net sales for the Fiscal Year 2011. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

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

Furthermore, Spectrum Brands primarily sells branded products and a move by one or more of its large customers to sell significant quantities of private label products that Spectrum Brands does not produce on their behalf and which directly compete with Spectrum Brands’ products, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

As a result of its international operations, Spectrum Brands faces a number of risks related to exchange rates and foreign currencies.

Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During the fiscal quarter ended September 30, 2011, approximately 44% of Spectrum Brands’ net sales and 45% of its operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.

Spectrum Brands sources many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, it may experience fluctuations in its results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Spectrum Brands purchases a number of its products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material negative adverse effect on its sales and gross margin. Furthermore, on October 11, 2011, the U.S. Senate approved a bill to impose sanctions against China for its currency valuation, although the future status of this bill is uncertain. If this bill is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on Spectrum Brands’ sales and gross margin.

Spectrum Brands’ international operations may expose it to risks related to compliance with the laws and regulations of foreign countries.

Spectrum Brands is subject to three EU Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as Spectrum Brands. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:

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

To establish and protect its intellectual property rights, Spectrum Brands relies upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that Spectrum Brands takes to protect its intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating its intellectual property. Spectrum Brands may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by Spectrum Brands, or a trademark application claiming a trademark, service mark or trade dress also used by Spectrum Brands, in order to protect its rights, it may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, its intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. For example, Spectrum Brands’ Small Appliances segment spent several million dollars on protecting the patented automatic litter box business over the last few years. Furthermore, even if Spectrum Brands’ intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of its intellectual property rights, or its competitors may independently develop technologies that are substantially equivalent or superior to its technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require Spectrum Brands to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

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

Spectrum Brands’ Global Batteries & Appliances segment licenses the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 14% of the total consolidated revenue in the fiscal quarter ended September 30, 2011. In July 2011, BDC extended the license agreement through December 2015. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations.

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

Spectrum Brands is also subject to proceedings related to its disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which it is responsible as a result of its relationship with such other parties. These proceedings are under CERCLA or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. Spectrum Brands occasionally is identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where Spectrum Brands has been notified of its status as a potentially responsible party, it is either premature to determine if Spectrum Brands’ potential liability, if any, will be material or it does not believe that its liability, if any, will be material. Spectrum Brands may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to Spectrum Brands, and the costs and liabilities associated with these sites may have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to Spectrum Brands’ products and facilities could increase its cost of doing business and expose Spectrum Brands to additional requirements with which Spectrum Brands may be unable to comply.

Certain of Spectrum Brands’ products sold through, and facilities operated under, each of its business segments are regulated by the EPA, the FDA or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain, or the cancellation of, any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but it may not always be able to avoid or minimize these risks.

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

The FQPA established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of Spectrum Brands’ products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide Spectrum Brands uses in its products will be limited or made unavailable to Spectrum Brands. Spectrum Brands cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in its products.

In addition, the use of certain pesticide products that are sold by Spectrum Brands may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase Spectrum Brands’ cost of doing business and expose Spectrum Brands to additional requirements with which it may be unable to comply.

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

Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Spectrum Brands’ products may not meet the specifications required by these authorities. A determination that any of Spectrum Brands’ products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

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

Approximately 31% of Spectrum Brands’ total labor force is employed under collective bargaining agreements. There are five collective bargaining agreements that will expire during our fiscal year ending September 30, 2012, which cover approximately 78% of the labor force under collective bargaining agreements, or approximately 24% of Spectrum Brands’ total labor force. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum

Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of Spectrum Brands’ business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect Spectrum Brands’ results of operations, equity and pension contributions in future periods.

Spectrum Brands’ results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. US GAAP requires that Spectrum Brands calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions Spectrum Brands used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, Spectrum Brands is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash Spectrum Brands would contribute to pension plans as required under ERISA.

If Spectrum Brands’ goodwill, indefinite-lived intangible assets or other long-term assets become impaired, Spectrum Brands will be required to record additional impairment charges, which may be significant.

A significant portion of Spectrum Brands’ long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions as well as through fresh start reporting. Spectrum Brands does not amortize goodwill and indefinite-lived intangible assets, but rather reviews them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Spectrum Brands considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by US GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic; political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; Spectrum Brands’ internal expectations with regard to future revenue growth and the assumptions it makes when performing impairment reviews; a significant decrease in the market price of its assets; a significant adverse change in the extent or manner in which its assets are used; a significant adverse change in legal factors or the business climate that could affect its assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, Spectrum Brands may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on Spectrum Brands’ business, financial condition and operating results.

Risks Related to the Fidelity & Guaranty Acquisition and Related Arrangements

If HFG fails to replace the CARVM Facility by December 31, 2015, OM Group can foreclose on the shares of FGL and FGL Insurance Company that HFG owns.

Under the F&G Stock Purchase Agreement, HFG must replace the CARVM Facility as soon as practicable, but in any event no later than December 31, 2015, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business covered under the CARVM Facility or, alternatively, HFG may cause FGL Insurance to recapture the CARVM Facility on or before December 31, 2015 given reserves are anticipated to be less than $50 million at that point. In order to secure these and certain other secured obligations, HFG and FGL have pledged to OM Group the Pledged Shares. If HFG is unable to replace the CARVM Facility by December 31, 2015 or otherwise defaults on its obligations under the CARVM Facility or other secured obligations, OM Group has the right to receive any and all cash dividends, payments or other proceeds paid in respect of the Pledged Shares and, at OM Group’s option, subject to regulatory approval of a change of control, cause the Pledged Shares to be registered in the name of OM Group (or a nominee of OM Group). OM Group would thereafter be able to exercise (i) all voting, corporate or other rights pertaining to such shares at any shareholders meeting and (ii) any rights of conversion, exchange and subscription and any other rights, privileges or options pertaining to the Pledged Shares as if OM Group were the sole owner thereof. The intercompany loans acquired by HFG are not pledged for the benefit of OM Group.

If OM Group were to foreclose on the Pledged Shares it would result in HFG’s total loss of the business of FGL and FGL Insurance and their direct and indirect subsidiaries (including FGL NY Insurance) and would have a material adverse effect on our business, financial condition and results of operations.

As a result of the Fidelity & Guaranty Acquisition, FGL may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.

FGL is highly dependent on its senior management team and other key personnel for the operation and development of its business. As a result of the Fidelity & Guaranty Acquisition, FGL’s current and prospective management team and employees could experience uncertainty about their future roles. This uncertainty may adversely affect FGL’s ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key members of FGL’s management team or other key personnel could have a material adverse effect on FGL’s business, financial condition and results of operations.

Risks Related to FGL’s Business

A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations.

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

Downgrades of FGL’s insurance subsidiaries have given multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time.

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

Upon the announcement of the Fidelity & Guaranty Acquisition, the financial strength ratings of FGL’s insurance subsidiaries were downgraded to B++ by A.M. Best due to the fact that, following the consummation of the Fidelity & Guaranty Acquisition, FGL no longer had an ultimate parent company with business operations in the insurance industry. Subsequent to such downgrades, our sales of new policies have decreased, due, in part, to such downgrades. If our financial strength ratings are not upgraded, we anticipate that our sales of new policies will continue to be adversely impacted and that we could see increased surrenders of existing policies. In order to improve or maintain their financial strength ratings, FGL’s insurance subsidiaries may limit the amount of dividends that they would otherwise pay to us. In that regard, FGL may implement business strategies to improve its RBC ratio to a level anticipated by the rating agencies to maintain or improve its current rating. If FGL is unable to achieve this level, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for the major insurance subsidiary to sustain such a target RBC ratio. If it fails to maintain such a target RBC ratio its financial strength rating could suffer. FGL cannot predict what actions the rating organizations may take in the future, and FGL’s insurance subsidiaries may not be able to improve its insurance subsidiaries’ current financial strength ratings, which could adversely affect FGL’s financial condition and results of operations.

The amount of statutory capital that FGL’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of FGL’s control.

FGL’s insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on RBC formulas for life insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the following: the amount of statutory income or losses generated by FGL’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital FGL’s insurance subsidiaries must hold to support business growth, changes in reserve requirements applicable to FGL’s insurance subsidiaries, FGL’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, changes in the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC’s RBC formula. Most of these factors are outside of FGL’s control. The financial strength and credit ratings of FGL’s insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital FGL’s insurance subsidiaries must hold in order to maintain their current ratings. In addition, rating agencies may downgrade the investments held in FGL’s portfolio, which could result in a reduction of FGL’s capital and surplus and/or its RBC ratio.

In extreme equity market declines, the amount of additional statutory reserves FGL’s insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the markets. This mismatch could result in a reduction of capital, surplus, and/or RBC ratio of FGL and its insurance subsidiaries.

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

FGL cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on FGL if enacted into law. In addition, because FGL’s activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on FGL compared to other insurance companies.

FGL’s reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations.

FGL, through its insurance subsidiaries, cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers, including its reinsurance arrangements with Wilton. The failure, insolvency, inability or unwillingness to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations.

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

FGL’s results of operations and financial condition may be negatively affected should actual experience differ from management’s assumptions and estimates.

FGL makes certain assumptions and estimates regarding mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results. These assumptions and estimates are also used to estimate the amounts of value of business acquired (“VOBA”), policy liabilities and accruals, future earnings, and various components of FGL’s consolidated balance sheet. These assumptions are also used in making decisions crucial to the operation of FGL’s business, including the pricing of products and expense structures relating to products. These assumptions and estimates incorporate assumptions about many factors, none of which can be predicted with certainty. FGL’s actual experiences, as well as changes in estimates, are used to prepare FGL’s consolidated statement of operations. To the extent FGL’s actual experience and changes in estimates differ from original estimates, FGL’s business, operations and financial condition may be materially adversely affected.

The calculations FGL uses to estimate various components of its balance sheet and consolidated statement of operations are necessarily complex and involve analyzing and interpreting large quantities of data. FGL currently employs various techniques for such calculations and from time to time it will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. However, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Furthermore, FGL uses third party consultants to prepare actuarial analyses of the financial and insurance products which it offers. The accuracy of these analyses is dependent upon the assumptions and estimates, discussed above, provided by management to the third parties, and by any limitations of the models used by the third parties. Accordingly, FGL’s results may be adversely affected from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

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

As discussed under “Fidelity & Guaranty Acquisition — The Front Street Reinsurance Transaction,” we intend to have a newly created subsidiary, Front Street, reinsure a portion of FGL’s insurance and have an affiliate of Harbinger Capital manage investments on its behalf, subject to regulator approval. We believe Harbinger Capital’s investment expertise will benefit us by improving returns on these investments, but if Harbinger Capital is unable to achieve satisfactory returns, we could be required to fund additional capital to Front Street to satisfy its reinsurance requirements.

FGL could be forced to sell investments at a loss to cover policyholder withdrawals.

Certain products offered by FGL allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, FGL manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of FGL’s assets are relatively illiquid. There can be no assurance that withdrawal demands will match FGL’s estimation of withdrawal demands. If FGL experiences unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms. If FGL is forced to dispose of assets at a loss or on unfavorable terms, it could have a material adverse effect on FGL’s business, financial condition and results of operations.

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

FGL’s expectation for future interest earnings and spreads is an important component in amortization of VOBA and significantly lower interest earnings or spreads that may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period.

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

Equity market volatility can affect FGL’s profitability in various ways, in particular as a result of guaranteed minimum withdrawal or surrender benefits in its products. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s net income. The rate of amortization of VOBA costs relating to fixed indexed annuity products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed.

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

From time to time, various tax law changes have been proposed that could have an adverse effect on FGL’s business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have a material adverse effect on FGL’s ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to a qualified retirement plan.

Beginning in 2013, distributions from non-qualified annuity policies will be considered “investment income” for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portions of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have a material adverse effect on FGL’s ability to sell nonqualified annuities to individuals whose income exceeds these threshold amounts and could accelerate withdrawals due to additional tax. The constitutionality of the Health Care and Education Reconciliation Act of 2010 is currently the subject of multiple litigation actions initiated by various state attorneys general, and the Act is also the subject of several proposals in the U.S. Congress for amendment and/or repeal. The outcome of such litigation and legislative action as it relates to the Medicare Tax is unknown at this time.

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

FGL, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although FGL does not believe that the outcome of any such litigation or arbitration will have a material impact on its financial condition or results of operations, FGL cannot predict such outcome, and a judgment against FGL could be substantial. More generally, FGL operates in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, FGL sells its products through IMO’s, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Such lawsuits can result in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.

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

Various other parties provide services or are otherwise involved in FGL’s business operations, and FGL’s results may be affected by the performance of those other parties. For example, FGL is dependent upon independent distribution channels to sell its products, hires an outside consulting company to perform actuarial analyses and certain assets are managed by third parties. Additionally, FGL’s operations are dependent on various service providers and on various technologies, some of which are provided and/or maintained by certain key outsourcing partners and other parties.

The other parties upon which FGL depends may default on their obligations to FGL due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel or other reasons. Such defaults could have a material adverse effect on FGL’s financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of FGL or represent FGL in various capacities. Consequently, FGL may be held responsible for obligations that arise from the acts or omissions of these other parties.

FGL’s ability to conduct its business is dependent upon consumer confidence in the industry and its products. The conduct of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of FGL’s annuity and insurance products.

The occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of FGL or its business partners and could damage FGL’s business and adversely affect its financial condition and results of operations.

FGL retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Despite FGL’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. Anyone who is able to circumvent FGL’s security measures and penetrate FGL’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of FGL’s computer systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage FGL’s reputation in the marketplace, deter people from purchasing FGL’s products, subject FGL to significant civil and criminal liability and require FGL to incur significant technical, legal and other expenses.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, FGL’s computer systems may be inaccessible to its employees, customers, or business partners for an extended period of time. Even if FGL’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if FGL’s data or systems are disabled or destroyed. Any such occurrence could materially adversely affect FGL’s business, operations and financial condition.

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

If FGL’s insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could materially adversely affect FGL’s business, operations and financial condition.

New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact FGL.

Following the consummation of the Fidelity & Guaranty Acquisition, FGL is required to comply with US GAAP. A number of organizations are instrumental in the development and interpretation of US GAAP such as the Commission, the Financial Accounting Standards Board and the American Institute of Certified Public Accountants. US GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. FGL can give no assurance that future changes to US GAAP will not have a negative impact on FGL. US GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in FGL’s financial statements.

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

FGL has developed risk management policies and procedures and expects to continue to enhance these in the future. Nonetheless, FGL’s policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing FGL. Additional risks and uncertainties not currently known to FGL, or that it currently deems to be immaterial, may adversely affect FGL’s business, financial condition and/or operating results.

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

FGL relies on a combination of contractual rights and copyright, trademark, and trade secret laws to establish and protect its intellectual property. Although FGL uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. FGL may have to litigate to enforce and protect its copyrights, trademarks, trade secrets, and knowhow or to determine their scope, validity, or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of FGL’s intellectual property assets could adversely impact FGL’s business and its ability to compete effectively.

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

In addition to services provided by third-party asset managers and actuarial consultants, FGL outsources the following functions to third-party service providers, and expects to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) services of existing policies, (iv) call centers and (v) underwriting administration of life insurance applications. If FGL does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, FGL may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, FGL’s reliance on third-party service providers that it does not control does not relieve FGL of its responsibilities and requirements. Any failure or negligence by such third party service providers in carrying out their contractual duties may result in FGL becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain.

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

FGL sells its products through a network of approximately 300 IMOs representing approximately 25,000 independent agents and managing general agents. These IMOs are treated by FGL as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of FGL’s IMOs are subject to change or interpretation by various authorities. If a federal or state authority or court enacts legislation (or adopts regulations) or adopts an interpretation that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.

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

As contemplated by the terms of the F&G Stock Purchase Agreement, on May 19, 2011, the Special Committee unanimously recommended to the Board for approval (i) the Reinsurance Agreement to be entered into by Front Street and FGL Insurance, pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL Insurance and (ii) the Investment Management Agreement to be entered into by Front Street and an affiliate of Harbinger Capital, pursuant to which such Harbinger Capital affiliate would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to the Trust Agreement. On May 19, 2011, the Board approved the Front Street Reinsurance Transaction.

The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the MIA, which may be granted in whole, in part, or not at all. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty Acquisition if, among other things, the Front Street reinsurance transaction is not approved by the MIA or is approved subject to certain restrictions or conditions, including if a Harbinger Capital affiliate is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. See “The Fidelity & Guaranty Acquisition — The Front Street Reinsurance Transaction.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2011, HGI’s corporate headquarters are located in New York, New York where the Company leases approximately 2,350 square feet of office space which is adequate and suitable for our current level of operations.

Spectrum Brands

The following table lists Spectrum Brands’ principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2011:

Facility	Function

Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(3)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2) Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device Packaging & Distribution Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Redlands, California(2)	Warehouse, Electric Shaver & Personal Care Product Distribution
Manchester, England(1)	Warehouse and Sales and administrative office
Wolverhampton, England(2)	Warehouse
Noblesville, Indiana(1)	Pet Supply Manufacturing & Distribution
Moorpark, California(2)	Pet Supply Manufacturing
Bridgeton, Missouri(2)	Pet Supply Manufacturing
Blacksburg, Virginia(1)	Pet Supply Manufacturing & Distribution
Melle, Germany(1)	Pet Supply Manufacturing
Melle, Germany(2)	Pet Supply Distribution
Edwardsville, Illinois(2)	Pet Supply Manufacturing & Distribution
Grand Rapids, Michigan(2)	Pet Supply Manufacturing & Distribution
Roanoke, Virginia(2)	Pet Supply Distribution
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Earth City, Missouri(2)	Household & Controls Manufacturing

(1)	Facility is owned.

(2)	Facility is leased.

(3)	Facility was shut down in November 2011.

Spectrum Brands also owns, operates or contracts with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. Spectrum Brands leases its administrative headquarters and primary research and development facility located in Madison, Wisconsin.

Spectrum Brands believes that its existing facilities are suitable and adequate for its present purposes and that the productive capacity in such facilities is substantially being utilized or there exist plans to utilize it.

Fidelity & Guaranty Life

FGL leases its headquarters at 1001 Fleet Street, Baltimore, Maryland, and subleases a property in Lincoln, Nebraska for legal, claims and processing needs. FGL believes its existing facilities are suitable and adequate for its present purposes.

Item 3.	Legal Proceedings

We are a nominal defendant, and certain current and former members of our Board are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. We believe the allegations are without merit and intend to vigorously defend this matter.

We are also involved in other litigation and claims incidental to our current and prior businesses. These include worker compensation and environmental matters and pending cases in Mississippi and Louisiana state courts and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by our offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to us, and given our reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows. We may also be named in litigation involving our acquired businesses and future acquired businesses.

Spectrum Brands

Spectrum Brands is a defendant in various matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that any matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Spectrum Brands is subject to various federal, state and local environment laws and regulations. It believes that it and its subsidiaries are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Our Operating Subsidiaries — Spectrum Brands — Governmental Regulation and Environmental Matters” under Item 1. Business above. Spectrum Brands has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided of approximately $7 million which may result from these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

FGL

In the ordinary course of its business, FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations could be materially affected by an unfavorable outcome in any one annual period.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low

Year Ended September 30, 2011
First Quarter	$6.34	$4.28
Second Quarter	6.41	4.93
Third Quarter	6.60	5.30
Fourth Quarter	6.22	4.01
Year Ended September 30, 2010
First Quarter	$7.30	$6.65
Second Quarter	7.43	6.75
Third Quarter	7.08	6.20
Fourth Quarter	6.71	5.04

We have not declared any dividends since our Board discontinued dividend payments in 1998 and we do not anticipate paying dividends on our common stock in the foreseeable future.

As of December 7, 2011, there were approximately 1,745 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2011:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding	Equity Compensation Plans (Excluding
	Warrants and Rights	Options, Warrants	Securities Reflected in Column (a))
Plan Category	(In Thousands) (a)	and Rights (b)	(In Thousands) (c)

Equity compensation plans approved by security holders	135	$6.96	17,000
Equity compensation plans not approved by security holders	—	—	—

Total	135	$6.69	17,000

At the annual meeting of the stockholders of HGI held on September 15, 2011, our stockholders approved the adoption of the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The 2011 Plan authorizes the issuance of up to 17 million shares of common stock, par value $0.01 per share, of the Company. The description of the 2011 Plan above are qualified in their entirety by reference to the full text of the 2011 Plan.

Recent Sales of Unregistered Securities

All unregistered sales of equity securities during the period covered by this report were previously reported on either a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Item 6.	Selected Financial Data

The following table sets forth certain selected historic financial information for the periods and as of the dates presented and should be read in conjunction with our accompanying consolidated financial statements and the related notes thereto referenced in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. All amounts are in millions, except for per share amounts.

	Successor			Predecessor
			Period from	Period from
			August 31,	October 1,
			2009 through	2008 through
			September 30,	August 30,
	2011(1)	2010(2)	2009	2009	2008	2007
Income Statement Data:
Revenues	$3,477.8	$2,567.0	$219.9	$2,010.6	$2,426.6	$2,332.7
Operating income (loss)(3)	163.7	160.5	0.1	156.8	(684.6)	(251.80)
Income (loss) from continuing operations	0.1	(195.5)	(71.2)	1,100.7	(905.3)	(563.0)
(Loss) income from discontinued operations, net of tax(4)	—	(2.7)	0.4	(86.8)	(26.2)	(33.7)
Net income (loss)(5)(6)(7)(8)(9)	0.1	(198.2)	(70.8)	1,013.9	(931.5)	(596.7)
Net income (loss) attributable to common and participating preferred stockholders(5)(6)(7)(8)(9)	15.0	(151.9)	(70.8)	1,013.9	(931.5)	(596.7)
Restructuring and related charges -
Cost of goods sold(10)	$7.8	$7.1	$0.2	$13.2	$16.5	$31.3
Selling, general and administrative expenses(10)	20.8	17.0	1.6	30.9	22.8	66.7
Interest expense(11)	249.3	277.0	17.0	172.9	229.0	255.8
Bargain purchase gain from business acquisition	151.1	—	—	—	—	—
Reorganization items (expense) income(12)	—	(3.6)	(4.0)	1,142.8	—	—
Per Share Data:
Net income (loss) per common share:
Basic	$0.07	$(1.15)	$(0.55)	$19.76	$(18.29)	$(11.72)
Diluted	0.04	(1.15)	(0.55)	19.76	(18.29)	(11.72)
Weighted average common shares outstanding:
Basic	139.2	132.4	129.6	51.3	50.9	50.9
Diluted(13)	158.4	132.4	129.6	51.3	50.9	50.9
Cash Flow and Related Data:
Net cash provided by (used in) operating activities	$153.1	$51.2	$75.0	$1.6	$(10.2)	$(32.6)
Capital expenditures(14)	38.2	40.4	2.7	8.1	(18.9)	23.2
Depreciation and amortization (excluding amortization of debt issuance costs)	124.2	117.5	8.6	58.5	85.0	77.4
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,137.4	$256.8	$97.8		$104.8	$69.9
Working capital(15)	982.2	673.7	323.7		371.5	370.2
Total assets	23,579.6	4,016.2	3,020.7		2,247.5	3,211.4
Total long-term debt, net of current portion	2,127.7	1,723.1	1,530.0		2,474.8	2,416.9
Total debt	2,143.8	1,743.8	1,583.5		2,523.4	2,460.4
Total stockholders’ equity (deficit)	888.2	701.7	660.9		(1,027.2)	(103.8)

(1)	Fiscal 2011 includes the results of FGL operations since April 6, 2011. FGL contributed $291 million in revenues and recorded an operating loss of $(18) million for the period from April 6, 2011 through September 30, 2011. Fiscal 2011 also includes $64 million of acquisition and integration related charges principally associated with the SB/RH Merger and the acquisition of FGL.

(2)	Fiscal 2010 includes the results of Russell Hobbs’ operations since June 16, 2010. Russell Hobbs contributed $238 million in net sales and recorded operating income of $1 million for the period from June 16, 2010 through September 30, 2010, which includes $13 million of acquisition and integration related charges. Fiscal 2010 also includes $26 million of acquisition and integration related charges associated with the SB/RH

Merger. In addition, the results of HGI’s operations have been included since June 16, 2010, the date that common control was first established, which includes $8 million of operating expenses.

(3)	Pursuant to the guidance in Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” Spectrum Brands conducts its annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses Spectrum Brands recorded non-cash pretax impairment charges of approximately $32 million, $34 million, $861 million and $362 million in Fiscal 2011, the period from October 1, 2008 through August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively. See Note 10, Goodwill and Intangibles, of Notes to Consolidated Financial Statements included elsewhere in this report for further details on impairment charges.

(4)	Fiscal 2008 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $8 million to reduce the carrying value of intangible assets relating to Spectrum Brands’ growing products business in order to reflect the estimated fair value of this business. Fiscal 2007 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $45 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, relating to Spectrum Brands’ Canadian Division of the growing products business in order to reflect the estimated fair value of this business.

(5)	Fiscal 2011 income tax expense of $51 million includes a non-cash charge of approximately $77 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(6)	Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $92 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(7)	Included in the period from August 31, 2009 through September 30, 2009 is a non-cash tax charge of $58 million related to the residual U.S. and foreign taxes on approximately $166 million of actual and deemed distributions of foreign earnings. Income tax expense for the Predecessor for the period from October 1, 2008 through August 30, 2009 includes a non-cash adjustment of approximately $52 million resulting from a reduction in the valuation allowance against certain deferred tax assets. Included in income tax expense for the period from October 1, 2008 through August 30, 2009 is a non-cash charge of $104 million related to the tax effects of the fresh start adjustments. In addition, income tax expense for the Predecessor for the period includes the tax effect of the gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility. The tax effect of these gains increased Spectrum Brands’ U.S. net deferred tax asset exclusive of indefinite lived intangibles by approximately $124 million. However due to Spectrum Brands’ full valuation allowance on the U.S. net deferred tax asset exclusive of indefinite lived intangibles as of August 30, 2009, the tax effect of the gain on the cancellation of debt and the modification of the senior secured credit facility was offset by a corresponding adjustment to increase the valuation allowance for deferred tax assets by $124 million. The tax effect of the fresh start adjustments, the gain on the cancellation of debt and the modification of the senior secured credit facility, net of corresponding adjustments to the valuation allowance, are netted against reorganization items.

(8)	Fiscal 2008 income tax benefit of $10 million includes a non-cash charge of approximately $222 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(9)	Fiscal 2007 income tax expense of $56 million includes a non-cash charge of approximately $180 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(10)	See Note 23, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included elsewhere in this report for further discussion.

(11)	Fiscal 2011 includes a non-cash charge of $24 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of Spectrum Brands’ term loan. Fiscal 2010 includes a non-cash charge of $83 million related to the write off of unamortized debt issuance costs and unamortized discounts and premiums related to the extinguishment and refinancing of debt that was completed in conjunction with the SB/RH Merger.

(12)	Reorganization items (expense) income directly relates to Spectrum Brands’ voluntary reorganization under Chapter 11 of the Bankruptcy Code that commenced in February 2009 and concluded in August 2009. In addition to administrative costs related to the reorganization, it reflects during the eleven months ended

August 30, 2009, a $1,088 million gain from fresh-start reporting adjustments and a $147 million gain on cancellation of debt. See Note 24, Reorganization Items, of Notes to Consolidated Financial Statements included elsewhere in this report for further details of these reorganization items.

(13)	For Fiscal 2011, diluted weighted average common shares outstanding reflect the dilutive effect of preferred stock of 19.1 million shares and stock options of 0.1 million shares. For other periods presented, diluted average shares outstanding does not assume the exercise of common stock equivalents as the impact would be antidilutive. See Note 18, Earnings Per Share, of Notes to Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share.

(14)	Amounts reflect the results of continuing operations only.

(15)	Working capital is defined as current assets less current liabilities of the Consumer Products and Other sections of the consolidated balance sheet, where applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” and, collectively with its subsidiaries or as its accounting predecessor prior to June 16, 2010, the “Company”) should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in Item 8 of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “Commission”).

All references to Fiscal 2011, 2010 and 2009 refer to fiscal periods ended September 30, 2011, 2010 and 2009, respectively.

HGI Overview

We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products, and branded consumer products such as batteries, pet supplies, home and garden control products, personal care and small appliances. Our outstanding common stock is 93.2% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (the “Preferred Stock”) discussed below in “Fiscal 2011 Events.”

We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries and growing acquired businesses. We view the acquisition of a majority interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and the acquisition of Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formally Old Mutual U.S. Life Holdings, Inc.), both discussed below in “Fiscal 2011 Events,” as first steps in the implementation of that strategy. We have identified the following six sectors in which we intend to primarily pursue acquisition opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments, acquire minority equity interests in companies and expand our operating businesses.

We believe that our access to the public equity markets may give us a competitive advantage over privately-held entities with whom we compete to acquire certain target businesses on favorable terms. We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.

Fiscal 2011 Events

On November 15, 2010 and June 28, 2011, we issued $350 million and $150 million, respectively, or $500 million aggregate principal amount of 10.625% senior secured notes due 2015 (the “10.625% Notes”). We used the net proceeds of the $350 million 10.625% Notes to acquire FGL as discussed below. We are using the remaining proceeds for general corporate purposes which may include the financing of future acquisitions and other investments.

On January 7, 2011, we acquired a then 54.5% (currently 53.1%) controlling interest in Spectrum Brands, a diversified global branded consumer products company, by issuing approximately 119.9 million shares of our common stock to the Principal Stockholders in exchange for approximately 27.8 million shares of common stock of Spectrum Brands in a transaction we refer to as the “Spectrum Brands Acquisition”. Subsequently, in July 2011, the Principal Stockholders sold approximately 6.3 million shares of the Spectrum Brands common stock they held and Spectrum Brands sold approximately 1.2 million newly-issued shares of its common stock in a public offering. As of September 30, 2011, the Company’s and Principal Stockholders’ ownership of the outstanding common stock of Spectrum Brands was 53.1% and 0.3%, respectively.

Spectrum Brands reflects the combination on June 16, 2010, of Spectrum Brands, Inc. (“SBI”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, in a transaction we refer to as the “SB/RH Merger”. Prior to the SB/RH Merger, the Principal Stockholders owned approximately 40% and 100% of the outstanding common stock of SBI and Russell Hobbs, respectively. As a result of the SB/RH Merger, Spectrum Brands issued an approximately 65% controlling financial interest to the Principal Stockholders and an approximately 35% noncontrolling financial interest to other stockholders. Spectrum Brands’ shares of common stock trade on the New York Stock Exchange under the symbol “SPB.”

Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held controlling financial interests in both Spectrum Brands and us. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805: “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although we were the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and we were not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in our financial statements to provide a more meaningful presentation of the transaction to our stockholders. Accordingly, our financial statements have been retrospectively adjusted to reflect as our historical financial statements those of Spectrum Brands and SBI, and our assets and liabilities have been recorded at the Principal Stockholders’ basis as of the date that common control was first established (June 16, 2010). As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as our predecessor entity for periods preceding the SB/RH Merger.

In connection with the Spectrum Brands Acquisition, we changed our fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands.

On March 9, 2011, we acquired Harbinger F&G, LLC (formerly, Harbinger OM, LLC), a Delaware limited liability company (“HFG”), and FS Holdco Ltd., a Cayman Islands exempted limited company (“FS Holdco”), from the Master Fund under a transfer agreement (the “Transfer Agreement”) entered into on March 7, 2011. As a result, we indirectly assumed the rights and obligations of HFG to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group (UK) Limited (“OM Group”) as lender, and FGL, as borrower, in consideration for $350 million, which could be reduced by up to $50 million post-closing if certain regulatory approval is not received. FS Holdco is a recently formed holding company, which is the indirect parent company of Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer. Subject to regulatory approval, Front Street will enter into a reinsurance agreement with FGL to reinsure up to $3 billion of insurance obligations under annuity contracts of FGL. Front Street has not engaged in any significant business to date, but expects to provide reinsurance for fixed annuities with third parties as well as FGL. FS Holdco has not engaged in any business other than transactions contemplated under the Transfer Agreement. See Note 26 to our Consolidated Financial Statements for additional information regarding this transaction.

On April 6, 2011, we completed the acquisition of FGL for a cash purchase price of $350 million, which could be reduced by up to $50 million post-closing if certain regulatory approval is not received, from OM Group in a transaction we refer to as the “FGL Acquisition.” We incurred approximately $22 million of expenses relating to this transaction, which included expense reimbursements to the Master Fund of $13.3 million and $5 million of the $350 million purchase price that was re-characterized as an expense since OM Group made a $5 million expense reimbursement to the Master Fund upon closing of the FGL Acquisition. FGL, through its insurance subsidiaries, is a provider of fixed annuity products in the United States. The FGL Acquisition has been accounted for under the acquisition method of accounting. Accordingly, the results of FGL’s operations have been included in our Consolidated Financial Statements commencing April 6, 2011. See Note 22 to our Consolidated Financial Statements for additional information regarding this acquisition.

On May 13, 2011 and August 5, 2011, we issued 280,000 shares of Series A Preferred Stock and 120,000 shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with our common stock. We are using the aggregate net proceeds of $386 million, net of related total fees and expenses of approximately $14 million, from the issuances of the Preferred Stock for general corporate purposes, which may include future acquisitions and other investments.

We currently operate in two segments: consumer products through Spectrum Brands and insurance through FGL.

Consumer Products Segment

Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric shaving and grooming; electric personal care; and portable lighting.

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

Chapter 11 Proceedings of SBI in Fiscal 2009

On February 3, 2009, SBI and each of its wholly-owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court (the “Bankruptcy Filing”) for the Western District of Texas. On August 28, 2009 (the “Effective Date”) the Debtors emerged from Chapter 11 of the Bankruptcy Code. SBI adopted fresh-start reporting as of a convenience date of August 30, 2009. The term “Predecessor” refers only to SBI prior to Effective Date and the term “Successor” refers to the Company for the periods subsequent to the Effective Date.

Cost Reduction Initiatives

Spectrum Brands continually seeks to improve its operational efficiency, match its manufacturing capacity and product costs to market demand and better utilize its manufacturing resources. Spectrum Brands has undertaken various initiatives to reduce manufacturing and operating costs.

Fiscal 2009.  In connection with Spectrum Brands’ announcement of a plan to reduce headcount and to exit certain facilities in the United States, the Company implemented a number of cost reduction initiatives (the “Global Cost Reduction Initiatives”). These initiatives also included consultation, legal and accounting fees related to the evaluation of its capital structure.

Fiscal 2008.  In connection with Spectrum Brands’ decision to exit its zinc carbon and alkaline battery manufacturing and distribution facility in Ninghai, China, it undertook cost reduction initiatives (the “Ningbo Exit Plan”). These initiatives included fixed cost savings by integrating production equipment into the remaining production facilities and headcount reductions.

Fiscal 2007.  In connection with Spectrum Brands’ changing to product-focused management reporting, it undertook a number of cost reduction measures (the “Global Realignment Initiatives”) which included a headcount reduction of approximately 200 employees.

Insurance Segment

Through FGL, we are a provider of annuity and life insurance products to the middle and upper-middle income markets in the United States. Based in Baltimore, Maryland, FGL operates in the United States through its subsidiaries Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”).

FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts, immediate annuities, and life insurance products, which are sold through a network of approximately 300 independent marketing organizations (“IMOs”) representing approximately 25,000 independent agents and managing general agents. As of September 30, 2011, FGL had over 745,000 policyholders nationwide and distributes its products throughout the United States of America.

FGL’s most important IMOs are referred to as “Power Partners.” FGL’s Power Partners are currently comprised of 19 annuity IMOs and 9 life insurance IMOs. From April 6, 2011 through September 30, 2011, these Power Partners accounted for approximately 70% of FGL’s sales volume. FGL believes that their relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12.5 years.

Under accounting principles generally accepted in the United States of America (“US GAAP”), premium collections for FIAs and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), amortization of intangibles including value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), other operating costs and expenses and income taxes.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, known as the net investment spread. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

FGL’s profitability depends in large part upon the amount of assets under management, the ability to manage operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the investment spreads earned on contractholder fund balances. Managing investment spreads involves the ability to manage investment portfolios to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and the ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs.

Results of Operations

Fiscal 2011 includes the results of HGI, Spectrum Brands and Russell Hobbs for the full year and the results of FGL for the period from April 6, 2011 through September 30, 2011.

Fiscal 2010 includes the results of Spectrum Brands/SBI for the full year and the results of Russell Hobbs and HGI for the period from June 16, 2010 through September 30, 2010. As a result of the HGI acquisition of Spectrum Brands being accounted for similar to the pooling of interest method, we have included the results of HGI from June 16, 2010, the date at which both HGI and Spectrum Brands were entities under common control, through the end of the period.

Fiscal 2009 includes the results of SBI only, reflecting for purposes of this discussion the combined results of the Predecessor for the period October 1, 2008 through August 30, 2009 and the Successor for the period from August 31, 2009 through September 30, 2009. Upon adoption of fresh start reporting effective August 30, 2009, the recorded amounts of assets and liabilities were adjusted to reflect their fair values. Accordingly, the reported results of the Predecessor are not comparable to those of the Successor.

Presented below is a table that summarizes our results of operations and compares the amount of the change between the years ended September 30, 2011 and 2010 (the “2011 Change”) and between the years ended September 30, 2010 and 2009 (the “2010 Change”) (in millions):

	Fiscal Year			Increase/(Decrease)
				2011	2010
	2011	2010	2009	Change	Change

Revenues:
Consumer Products and Other — Net Sales	$3,187	$2,567	$2,231	$620	$336
Insurance	291	—	—	291	—

Total revenues	3,478	2,567	2,231	911	336

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	2,058	1,646	1,414	412	232
Selling, general and administrative expenses	947	761	659	186	102

	3,005	2,407	2,073	598	334

Insurance:
Benefits and other changes in policy reserves	248	—	—	248	—
Acquisition and operating expenses, net of deferrals	72	—	—	72	—
Amortization of intangibles	(11)	—	—	(11)	—

	309	—	—	309	—

Total operating costs and expenses	3,314	2,407	2,073	907	334

Operating income	164	160	158	4	2
Interest expense	(249)	(277)	(190)	28	(87)
Bargain purchase gain from business acquisition	151	—	—	151	—
Other (expense) income, net	(15)	(12)	(3)	(3)	(9)

Income (loss) from continuing operations before reorganization items and income taxes	51	(129)	(35)	180	(94)
Reorganization items (expense) income, net	—	(3)	1,139	3	(1,142)

Income (loss) from continuing operations before income taxes	51	(132)	1,104	183	(1,236)
Income tax expense	51	63	74	(12)	(11)

Income (loss) from continuing operations	—	(195)	1,030	195	(1,225)
Loss from discontinued operations, net of tax	—	(3)	(86)	3	83

Net income (loss)	—	(198)	944	198	(1,142)
Less: Net income (loss) attributable to noncontrolling interest	(35)	(46)	—	11	(46)

Net income (loss) attributable to controlling interest	35	(152)	944	187	(1,096)
Less: Preferred stock dividends and accretion	20	—	—	20	—

Net income (loss) attributable to common and participating preferred stockholders	$15	$(152)	$944	$167	$(1,096)

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Revenues

Consumer Products and Other

Net sales increased $620 million, or 24%, to $3,187 million in Fiscal 2011 from $2,567 million in Fiscal 2010. Consolidated net sales by product line for Fiscal 2011 and 2010 are as follows (in millions):

	Fiscal Year		Increase /
	2011	2010	(Decrease)

Product line net sales
Consumer batteries	$862	$866	$(4)
Small appliances	778	231	547
Pet supplies	579	566	13
Home and garden control products	354	343	11
Electric shaving and grooming products	274	257	17
Electric personal care products	248	216	32
Portable lighting products	92	88	4

Total net sales to external customers	$3,187	$2,567	$620

Global consumer battery net sales decreased $4 million, or less than 1%, during Fiscal 2011 compared to Fiscal 2010, primarily driven by decreased sales in Latin America of $37 million which were partially offset by increased sales in North America and Europe of $17 million and $5 million, respectively, as well as favorable foreign exchange impacts of $11 million. Net sales decreases in Latin America were primarily driven by competitive pressures in Brazil. North American net sales increased as a result of strong holiday sales during the first fiscal quarter, distribution gains throughout the year and incremental sales due to severe weather patterns during Fiscal 2011. The sales increases in Europe were primarily attributable to successful promotion of Spectrum Brands’ Varta value sub-brands as well as customer gains.

Small appliances net sales increased $547 million principally reflecting the full year inclusion of Russell Hobbs in Fiscal 2011 whereas Fiscal 2010 included Russell Hobbs only from the June 16, 2010 date of the SB/RH Merger through September 30, 2010. Also contributing to the increase was a $15 million, or 8%, increase in small appliances net sales during the fourth quarter of Fiscal 2011 compared to the same quarter of Fiscal 2010 (the first full quarter following the acquisition of Russell Hobbs). The increase was driven by higher North American revenues in beverage, cooking and food preparation appliances, distribution gains and promotional increases at existing retailers, partially offset by reduced sales in Europe due to a strategic decision to exit low-margin, local secondary brands in France and Germany. Foreign exchange positively impacted the small appliances product net sales by $5 million.

Pet product sales during Fiscal 2011 increased $13 million, or 2%, compared to Fiscal 2010. The increase of $13 million is attributable to increased companion animal product sales of $15 million, of which $7 million was a direct result of the SB/RH Merger with the remaining $8 million being driven by the acquisition of Birdola, successful product launches and continued expansion in Europe. Favorable foreign exchange impacted sales by $8 million. These gains were partially offset by decreased aquatics sales of $10 million resulting from overall macroeconomic conditions.

Net sales of home and garden control products increased $11 million, or 3%, during Fiscal 2011 compared to Fiscal 2010. This increase is a result of increased household insect controls sales of $14 million, of which $4 million related to the SB/RH Merger. The remaining growth in household insect control sales was driven by increased distribution and product placements with major customers. These gains were partially offset by a $3 million decrease in lawn and garden control sales due to unseasonable weather conditions in the United States, which negatively impacted the lawn and garden season.

Electric shaving and grooming product net sales during Fiscal 2011 increased $17 million, or 7%, compared to Fiscal 2010 primarily due to increased sales within North America, Europe and Latin America of $6 million, $4 million and $3 million, respectively, coupled with favorable foreign exchange translation of $4 million. North American sales increases were driven by distribution and customer gains and increased online sales. Latin American sales increases were driven by distribution gains.

Electric personal care product net sales increased $32 million, or 15%, during Fiscal 2011 compared to Fiscal 2010. The increase of $32 million during Fiscal 2011 was attributable to increases in North America, Europe and Latin America of $12 million, $14 million and $2 million, respectively, coupled with favorable foreign exchange impacts of $4 million. The increases in North American and European sales were a result of successful product launches, distribution and customer gains and increased online sales while increases in Latin American sales were driven by distribution gains.

Net sales of portable lighting products increased $4 million, or 4%, in Fiscal 2011 compared to Fiscal 2010 as a result of increases in North America of $7 million as well as favorable foreign exchange translation of $1 million, offset by a decrease in Latin American sales of $4 million. The increased sales in North America were primarily attributable to distribution gains, including successful launches with multiple online retailers, as well as a successful new product line launch at a major customer, whereas the sales decrease in Latin America was driven by competitive pressures in the region.

Insurance

Insurance revenues consist of the following components within Fiscal 2011 following the FGL Acquisition on April 6, 2011 (in millions):

For the Period
April 6, 2011 to
September 30,
2011

Premiums	$39
Net investment income	370
Net investment losses	(167)
Insurance and investment product fees and other	49

Total insurance revenues	$291

Premiums of $39 million reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers.

Investment income of $377 million (before deducting investment management fees of $7 million), less $284 million of interest credited and option costs on annuity deposits, resulted in an investment spread of $93 million, or 1.32% (annualized), during the period. Changes in investment spread primarily result from the yield earned on FGL’s investment portfolio as well as the aggregate interest credited and option costs on FGL’s FIA products which can be impacted by the costs of options purchased to fund the annual index credits on FIA contracts. Average invested assets (on an amortized cost basis) for the period from April 6, 2011 to September 30, 2011 were $16.2 billion and the average yield earned on average invested assets was 4.78% (annualized) for the period compared to interest credited and option costs of 3.46% (annualized).

FGL’s net investment spread for the period is summarized as follows (annualized):

For the Period
April 6, 2011 to
September 30,
2011

Average yield on invested assets	4.78%
Interest credited and option cost	3.46%
Net investment spread	1.32%

Net investment losses, including impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For the period from April 6, 2011 to September 30, 2011, fixed maturity available-for-sale securities and equity securities had net investment gains of $24 million related to security sales offset by other-than-temporary impairments of $18 million during the period. The other-than-temporary impairments were primarily related to securities FGL intended to sell as of September 30, 2011. Net investment gains for the period were offset by net realized and unrealized losses of $171 million on derivative instruments purchased to hedge the annual index credits for FIA contracts. The components of the realized and unrealized losses on derivative instruments are as follows (in millions):

For the Period
April 6, 2011 to
September 30,
2011

Call options:
Loss on option expiration	$(24)
Change in unrealized gain/loss	(119)
Futures contracts:
Loss on futures contracts expiration	(21)
Change in unrealized gain/loss	(7)

$(171)

Realized and unrealized gains and losses on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard and Poors (“S&P”) 500 Index with the remainder based upon other equity and bond market indices. Thus the fair value of the derivatives will fluctuate from period to period based upon changes in the S&P 500 index. Accordingly, the change in the unrealized loss on derivatives was primarily driven by the 15% decrease in the S&P 500 Index during the period from April 6, 2011 to September 30, 2011.

The average index credits to policyholders during the period is as follows:

For the Period
April 6, 2011 to
September 30,
2011

S&P 500 Index:
Point-to-point strategy	4.63%
Monthly average strategy	4.03%
Monthly point-to-point strategy	2.69%
3 year high water mark	0.04%

The average return to contractholders from index credits during the period was 3.61%. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased during the period from April 6, 2011 to September 30, 2011 was $68 million.

Insurance and investment products fees and other for the period were $49 million and consist primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholders allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). Withdrawals from annuity and universal life policies subject to surrender charges were $572 million for the period and the average surrender charge collected on withdrawals was 3.49% for the period.

Operating Costs and Expenses

Consumer Products and Other

Costs of Goods Sold/Gross Profit.  Gross profit, representing net sales minus cost of goods sold, for Fiscal 2011 was $1,129 million compared to $921 million during Fiscal 2010, representing a $208 million increase. Our gross profit margin, representing gross profit as a percentage of net sales, for Fiscal 2011 decreased slightly to 35.4% from 35.9% in Fiscal 2010. The increase in gross profit is primarily attributable to increased sales coupled with the non-recurrence of a $34 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with the adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Cose which was recognized during the first quarter of Fiscal 2010. The increased sales due to the SB/RH Merger accounted for a gross profit increase of $152 million during Fiscal 2011 as compared to Fiscal 2010. The decrease in gross profit margin is attributable to the change in overall product mix as a result of the SB/RH Merger as well as increasing commodity prices during Fiscal 2011.

Selling, General & Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $186 million, or 24%, to $947 million in Fiscal 2011 from $761 million in Fiscal 2010. The increase is primarily due to $111 million of SG&A for the addition of Russell Hobbs, an impairment charge on trade name intangible assets of $32 million principally in the small appliances and pet supplies product lines, an increase in stock compensation expense at Spectrum Brands of $14 million and an increase in corporate expenses at HGI of $38 million. The increase in corporate expenses at HGI was primarily due to a full year of corporate overhead in Fiscal 2011 compared to a partial year in Fiscal 2010 commencing June 16, 2010 (the date that common control was first established over Spectrum Brands and HGI), $4 million of start-up costs for Front Street and $20 million of higher acquisition related costs. The acquisition related costs at HGI were $27 million during Fiscal 2011 and included $23 million for the FGL Acquisition, $1 million for the Spectrum Brands Acquisition and $3 million of other project related expenses. These increases were partially offset by savings from Spectrum Brands’ integration efforts, global cost reduction initiatives and favorable foreign exchange translations in Fiscal 2011.

Insurance

Benefits and Other Changes in Policy Reserves.  Benefits and other changes in policy reserves of $248 million for the period from April 6, 2011 to September 30, 2011 includes the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. The market value option liability decreased $264 million for Fiscal 2011 primarily due to the decrease in the equity markets during the period. The present value of future credits and guarantee liability increased $121 million for the period primarily as a result of the decrease in the risk free rates. Fair value accounting for derivative instruments and the embedded derivatives in the FIA contracts creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liability in FIA contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options and futures contracts) because the purchased derivatives cover the next annual index period while the embedded derivative liabilities cover estimated credits over the expected life of the FIA contracts. Additionally, there were index credits, interest credits and bonuses of $292 million and policy benefits and other reserve movements of $99 million during the period. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products. Below is a summary of the major components included in benefits and other changes in policy reserves for the period (in millions):

For the Period
April 6, 2011 to
September 30,
2011

FIA and index universal life market value option liability change	$(264)
FIA present value future credits and guarantee liability change	121
Index credits, interest credited and bonuses	292
Total policy benefits and other reserve movements	99

$248

Acquisition and Operating Expenses, net of Deferrals.  Acquisition and operating expenses, net of deferrals for the period were $72 million and include costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primary costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. During the period, acquisition and operating expenses included a $14 million charge for letter of credit facility fees due to the early termination of the facility, $6 million in expense allowances paid to reinsurers, general operating expenses of $41 million, and $11 million of commission and bonus expenses, net of deferrals. Included in total net commission expense was $9 million of commission and bonus related to pre-acquisition business which were not deferred as there was no VOBA established for it as of the FGL acquisition date.

Amortization of Intangibles.  Amortization of intangibles of $(11) million includes capitalized accrued interest of $14 million, which increases the VOBA intangible asset, less $2 million of net VOBA amortization based on gross margins, resulting in net negative VOBA amortization of $12 million which was partially offset by $1 million of DAC amortization for the period ended September 30, 2011. In general, amortization of DAC will increase each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products, however we may experience negative DAC amortization during periods of gross losses. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

Adjusted Operating Income — Insurance.  Adjusted operating income, a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate its financial performance each period, was $48 million pretax for the period from April 6, 2011 to September 30, 2011. The table below includes the adjustments made to the reported operating loss of the insurance segment to calculate its adjusted operating income for the period from April 6, 2011 to September 30, 2011 (in millions):

Period from
April 6, 2011 to
September 30,
2011

Reconciliation to reported operating loss:
Reported operating loss — insurance segment	$(18)
Effect of investment gains (losses), net of offsets	(1)
Effect of change in FIA embedded derivative discount rate, net of offsets	43
Effects of transaction related reinsurance	24

Adjusted operating income-pretax	$48

Adjusted operating income is calculated by adjusting the insurance segment operating loss to eliminate the impact of net investment gains (losses), including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability, the effects of acquisition related reinsurance transactions, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate year over year in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income (loss), we believe adjusted operating income enhances the understanding of FGL’s underlying results and profitability which in turn provides a meaningful analysis tool for our investors.

Non-US GAAP measures such as adjusted operating income should not be used as a substitute for reported operating income (loss). We believe the adjustments made to reported operating loss of the insurance segment in order to derive adjusted operating income are significant to gaining an understanding of FGL’s results of operations. For example, FGL could have strong operating results in a given period, yet show operating income (loss) that is materially less, if during the period the fair value of its derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative asset because of non-equity market factors such as interest rate movements. Similarly, FGL could also have poor operating results yet show operating income that is materially greater, if during the period the fair value of the derivative assets increases but the embedded derivative liability increase is less than the fair value change of the derivative assets. FGL hedges its FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. The management and board of directors of FGL review adjusted operating income and reported operating income (loss) as part of their examination of FGL’s overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on such operating income. Accordingly, the management and board of directors of FGL perform an independent review and analysis of these items, as part of their review of FGL’s hedging results each period.

The adjustments to reported operating loss noted in the table above are net of amortization of DAC and VOBA. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on the risk-free interest rates adjusted for our non-performance. A decline in the equity market during the period caused the fair value of our derivative assets and embedded derivative liability to decrease, however a decrease in discount rates resulted in a partially offsetting increase in the embedded derivative liability which we have removed from adjusted operating income. Also included in adjustments to operating income was letter of credit facility fees amortization due to the early termination of the facility. The facility which collateralized redundant reserves ceded to an affiliate on April 7, 2011 was replaced by recapturing the block and ceding it to Wilton Re as of October 17, 2011. Settlement adjustments through September 30, 2011 of ceding the block to Wilton Re also resulted in a charge for the period which we have removed from operating income. In evaluating our operating results, these adjustments have been removed from operating income as acquisition related reinsurance transactions.

Consolidated

Consolidated operating costs and expenses are expected to increase as we recognize the full period effect of the FGL Acquisition, continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which will entail the hiring of additional personnel at HGI, and experience continued growth at subsidiaries. These increases will be partially offset by cost synergies that Spectrum Brands expects to achieve with the SB/RH Merger and savings from its pet supplies product line restructuring over the next two years.

Interest Expense.  Interest expense decreased $28 million to $249 million in Fiscal 2011 from $277 million in Fiscal 2010. The decrease in interest expense is the result of a $40 million decrease in charges related to debt refinancings and prepayments at Spectrum Brands from $77 million in Fiscal 2010 to $37 million in Fiscal 2011, a $29 million decrease in other interest expense at Spectrum Brands primarily due to a reduction in interest rates and average outstanding balances due to its debt refinancing and prepayments, partially offset by $39 million of interest expense related to our 10.625% Notes initially issued in November 2010. During Fiscal 2010, Spectrum Brands recorded $77 million of charges related to the refinancing of Spectrum Brands’ debt in connection with the SB/RH Merger consisting of (i) $61 million for the write-offs of the unamortized portion of the discounts, premiums and debt issuance costs related to Spectrum Brands’ debt that was refinanced; (ii) $9 million related to bridge commitment fees while Spectrum Brands was refinancing its debt; (iii) $4 million of prepayment penalties; and (iv) $3 million related to the termination of a Euro-denominated interest rate swap. During Fiscal 2011, Spectrum Brands recorded $37 million of charges related to term debt refinancings and prepayments consisting of (i) the accelerated amortization of debt issuance costs and original issue discount totaling $31 million and (ii) prepayment penalties of $6 million.

Bargain Purchase Gain from Business Acquisition.  The FGL Acquisition was accounted for under the acquisition method of accounting, which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in a bargain purchase gain under US GAAP. We believe that the resulting bargain purchase gain of $151 million is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the date of the FGL Acquisition, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the date of the FGL Acquisition and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Other (Expense) Income, net.  Other (expense) income, net was $(15) million for Fiscal 2011 compared to $(12) million for Fiscal 2010. Fiscal 2011 consists principally of $(41) million of net recognized losses on trading securities, including $(44) million of unrealized losses on those still held at September 30, 2011, reflecting the general stock market decline since those securities were purchased in the second half of Fiscal 2011. Refer to Note 5 to our Consolidated Financial Statements for further information regarding our trading securities. These losses were partially offset by a $28 million mark to market change in the fair value of the equity conversion feature of our Preferred Stock, which resulted primarily from a decline in the market price of our common stock since the Preferred Stock was issued in the second half of Fiscal 2011. Refer to Notes 6 and 13 to our Consolidated Financial Statements for further information regarding the accounting for this embedded derivative liability.

Other (expense) income, net of $(12) million for Fiscal 2010 included a $10 million expense for a foreign exchange loss recognized in connection with the designation of Spectrum Brands’ Venezuelan subsidiary as being in a highly inflationary economy, as well as the devaluation of Venezuela’s currency. At January 4, 2010, the beginning of our second quarter of Fiscal 2010, we determined that Venezuela meets the definition of a highly inflationary economy under US GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for Spectrum Brands’ Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses have been reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Reorganization Items.  During Fiscal 2010, Spectrum Brands, in connection with its reorganization under Chapter 11 of the Bankruptcy Code in 2009, recorded reorganization items (expense), net of $(3) million, which primarily consisted of legal and professional fees.

Income Taxes.  Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In Fiscal 2011 we had an effective tax rate of 99.8% and in Fiscal 2010, we reported a consolidated provision for income taxes, despite a pretax loss from continuing operations, reflecting an effective tax rate of (47.8)%. Such rates differ from the U.S. Federal statutory rate of 35% principally due to (i) deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to valuation allowances we have provided on our net operating loss carryforward tax benefits and other deferred tax assets and (iii) pretax income in other jurisdictions that is subject to tax. Partially offsetting these factors in Fiscal 2011 was the $151 million bargain purchase gain from the FGL Acquisition for which no tax provision was required and the reversal of $30 million of valuation allowance based on our reassessment of the amount of FGL’s deferred tax assets that are more-likely-than-not realizable.

See Note 17 to our Consolidated Financial Statements for additional information regarding our income taxes.

Discontinued Operations.  Loss from discontinued operations of $3 million in Fiscal 2010 relates to the shutdown of the growing products line of business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for growing products during Fiscal 2009.

Noncontrolling Interest.  The net loss attributable to noncontrolling interest of $35 million in Fiscal 2011 reflects the share of the net loss of Spectrum Brands during Fiscal 2011 attributable to the noncontrolling interest not owned by HGI (45.5% through July 3, 2011 and 46.9% thereafter). The net loss attributable to noncontrolling interest of $46 million in Fiscal 2010 reflects the 45.5% share of the net loss of Spectrum Brands from June 16, 2010 through September 30, 2010 attributable to the noncontrolling interest not owned by HGI.

Preferred Stock Dividends and Accretion.  The Preferred Stock dividends and accretion for Fiscal 2011 of $20 million consists of a cumulative quarterly cash dividend of 8%, a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specific rates of growth measured by increases in our net asset value, and accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. Refer to Note 13 to our Consolidated Financial Statements for additional information regarding the Preferred Stock. As the Preferred Stock was issued in the second half of Fiscal 2011, there were no comparable charges in Fiscal 2010. We expect the non-cash principal accretion of the Preferred Stock will be 4% for Fiscal 2012.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Sales.  Net sales increased $336 million, or 15%, to $2,567 million in Fiscal 2010 from $2,231 million in Fiscal 2009. Consolidated net sales by product line for Fiscal 2010 and 2009 are as follows (in millions):

	Fiscal Year		Increase
	2010	2009	(Decrease)

Product line net sales
Consumer batteries	$866	$819	$47
Pet supplies	566	574	(8)
Home and garden control products	343	322	21
Electric shaving and grooming products	257	225	32
Small appliances	231	—	231
Electric personal care products	216	211	5
Portable lighting products	88	80	8

Total net sales to external customers	$2,567	$2,231	$336

Global consumer battery net sales increased $47 million, or 6%, during Fiscal 2010 compared to Fiscal 2009, primarily driven by favorable foreign exchange impacts of $15 million coupled with increased sales in North America and Latin America. The increase in net sales in North America was driven by increased volume with a major customer and the increased sales in Latin America were a result of increased specialty battery sales, driven by successfully leveraging Spectrum Brands’ value proposition, that is, products that work as well as or better than its competitors, at a lower price. These gains were partially offset by decreased consumer battery sales of $22 million in Europe, that was primarily due to the continued exit of low margin private label battery sales.

Pet product net sales decreased $8 million, or 1%, during Fiscal 2010 compared to Fiscal 2009. The decrease of $8 million was attributable to decreased aquatics sales of $11 million and decreased specialty pet products sales of

$6 million, these decreases were partially offset by the SB/RH Merger as it accounted for a net sales increase of $6 million during Fiscal 2010. Also offsetting the decreases was favorable foreign exchange impacts of $3 million. The $11 million decrease in aquatic sales was due to decreases within the United States and Pacific Rim of $6 million and $5 million, respectively, as a result of reduced demand in this product category due to the macroeconomic slowdown as we had maintained our market share in the category. The $6 million decrease in companion animal sales was due to a $9 million decline in the United States, primarily driven by a distribution loss at a major retailer of certain dog shampoo products and the impact of a product recall, which was tempered by increases of $3 million in Europe.

Net sales of home and garden control products increased $21 million, or 6%, during Fiscal 2010 compared to Fiscal 2009. This increase was a result of additional sales to major customers that was driven by incentives to retailers and promotional campaigns during Fiscal 2011 in both lawn and garden control products and household control products.

Electric shaving and grooming product net sales increased $32 million, or 14%, during Fiscal 2010 compared to Fiscal 2009 primarily due to increased sales within Europe of $25 million coupled with favorable foreign exchange translation of $5 million. The increase in Europe sales was a result of new product launches, pricing and promotions.

Small appliances contributed $231 million or 9% of total net sales for Fiscal 2010. This represents sales related to Russell Hobbs from the date of the consummation of the SB/RH Merger, June 16, 2010, through the close of Fiscal 2010.

Electric personal care product net sales increased $5 million, or 2%, during Fiscal 2010 compared to Fiscal 2009. The increase of $5 million during Fiscal 2010 was attributable to favorable foreign exchange impacts of $2 million coupled with modest sales increases within Latin America and North America of $3 million and $1 million, respectively. These sales increases were partially offset by modest declines in Europe of $2 million.

Net sales of portable lighting products increased $8 million, or 10%, in Fiscal 2010 compared to Fiscal 2009 as a result of increases in North America of $3 million coupled with a favorable foreign exchange translation of $2 million. Net sales of portable lighting products also increased modestly in both Europe and Latin America.

Cost of Goods Sold/Gross Profit.  Gross profit was $921 million in Fiscal 2010 compared to $816 million for Fiscal 2009. Our gross profit margin for Fiscal 2010 decreased to 35.9% from 36.6% in Fiscal 2009. The decrease in our gross profit margin was primarily a result of Spectrum Brands’ adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Upon the adoption of fresh-start reporting, inventory balances were revalued to fair value at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, Spectrum Brands recognized additional cost of goods sold as these inventory items were sold in Fiscal 2009 and 2010, which increased cost of goods sold by $34 million during Fiscal 2010 compared to $15 million of additional cost of goods sold recognized in Fiscal 2009. The impact of the inventory revaluation was offset by lower restructuring and related charges in cost of goods sold during Fiscal 2010 of $7 million whereas Fiscal 2009 included $13 million of restructuring and related charges. The restructuring and related charges incurred in Fiscal 2010 were primarily associated with cost reduction initiatives announced in 2009. The $13 million of restructuring and related charges incurred in Fiscal 2009 primarily related to the shutdown of our Ningbo, China battery manufacturing facility. See Note 23 to our Consolidated Financial Statements for additional information regarding our restructuring and related charges.

Selling, General & Administrative Expenses.  SG&A increased $102 million, or 15%, to $761 million in Fiscal 2010 from $659 million in Fiscal 2009. This increase was primarily due to $52 million of SG&A for the addition of Russell Hobbs, $38 million of acquisition and integration related charges associated with the SB/RH Merger and $8 million of SG&A for the corporate expenses at HGI, including $7 million related to acquisition related work, which are reflected commencing June 16, 2010 (the date that common control was first established over Spectrum Brands and HGI) in the accompanying Consolidated Statement of Operations for Fiscal 2010. Also included in SG&A for Fiscal 2010 was additional depreciation and amortization as a result of the revaluation of Spectrum Brands’ long lived assets in connection with its adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, an increase of $14 million in stock compensation expense and an unfavorable foreign exchange translation of $7 million. These increases were partially offset by $34 million of trade name intangible asset impairment charges in Fiscal 2009 that did not recur in Fiscal 2010 and a $15 million decrease in restructuring and related charges, principally related to the global cost reduction and global realignment initiatives at Spectrum Brands.

Interest Expense.  Interest expense increased $87 million to $277 million in Fiscal 2010 from $190 million in Fiscal 2009. The increase was primarily due to charges of $77 million related to debt refinancing in connection with the SB/RH Merger consisting of: (i) $55 million for the write-off of the unamortized portion of discounts and premiums related to debt that was paid off in conjunction with the refinancing of Spectrum Brands’ debt structure; (ii) $9 million related to bridge commitment fees while these debts were being refinanced; (iii) $6 million for the write-off of the unamortized debt issuance costs related to debt that was paid off; (iv) $4 million related to a prepayment premium; and (v) $3 million related to the termination of a Euro-denominated interest rate swap.

Other (Expense) Income, net.  Other (expense) income, net was $(12) million for Fiscal 2010 compared to $(3) million in Fiscal 2009. Fiscal 2010 included a $10 million expense for a foreign exchange loss recognized in connection with the designation of Spectrum Brands’ Venezuelan subsidiary as being in a highly inflationary economy, as well as the devaluation of Venezuela’s currency.

Reorganization Items.  During Fiscal 2010, Spectrum Brands, in connection with its reorganization under Chapter 11 of the Bankruptcy Code, recorded reorganization items (expense), net of approximately $(3) million, which primarily consisted of legal and professional fees. During Fiscal 2009, it recorded reorganization items income, net, of $1,139 million, principally attributable to the Predecessor. Reorganization items (expense) income, net in Fiscal 2009 included the following: (i) gain on cancellation of debt of $147 million; (ii) gains in connection with fresh-start reporting adjustments of $1,088 million; (iii) legal and professional fees of $(79) million; (iv) write off deferred financing costs related to the Senior Subordinated Notes of $(11) million; and (v) a provision for rejected leases of $(6) million.

Income Taxes.  We reported a consolidated provision for income taxes, despite a pretax loss from continuing operations, which reflected an effective rate of (47.8%) for the year ended September 30, 2010. Such rate differs from the U.S. Federal statutory rate of 35% principally due to (i) deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances we have provided on our net operating loss carryforward tax benefits and other deferred tax assets and (iii) pretax income in other jurisdictions that is subject to tax.

Our effective tax rate on pretax income or losses from continuing operations was approximately 2.0% for the Predecessor and (256)% for the Successor during Fiscal 2009. The primary drivers of the differences in the effective rates as compared to the U.S. statutory rate of 35% were the fresh-start reporting valuation adjustment in the Fiscal 2009 Predecessor period and residual taxes on the actual and deemed distribution of foreign earnings in the Fiscal 2009 Successor period.

Spectrum Brands recognized income tax expense of approximately $124 million related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. This adjustment, net of a change in valuation allowance is embedded in “Reorganization items (expense) income, net.” In accordance with the Internal Revenue Code Section 108, Spectrum Brands has reduced its net operating loss carryforwards for cancellation of debt income that arose from its emergence from Chapter 11 of the Bankruptcy Code under IRC Section 382 (1)(6).

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2009 Spectrum Brands recorded a non-cash pretax impairment charge of approximately $34 million. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of approximately $13 million. See Note 10, Goodwill and Intangibles, of our Consolidated Financial Statements for additional information regarding these non-cash impairment charges.

Discontinued Operations.  During Fiscal 2009, Spectrum Brands shut down its growing products line, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. Accordingly, the presentation herein of the results of continuing operations excludes growing products for all periods presented. The following amounts related to the growing products line have been segregated from continuing operations and have been reflected as discontinued operations during Fiscal 2010 and Fiscal 2009, respectively (in millions):

	2010	2009

Net sales	$—	$31.3

(Loss) income from discontinued operations before income taxes	(2.5)	(90.9)
Income tax expense (benefit)	0.2	(4.5)

(Loss) income from discontinued operations, net of taxes	$(2.7)	$(86.4)

Noncontrolling Interest.  The net loss attributable to noncontrolling interest of $46 million in Fiscal 2010 reflects the 45.5% share of the net loss of Spectrum Brands from June 16, 2010 through September 30, 2010 attributable to the noncontrolling interest not owned by HGI during this period. There were no comparable amounts in the Fiscal 2009 Successor and Predecessor periods since the net losses for those periods were entirely attributable to the shareholders of the accounting predecessor, SBI.

Liquidity and Capital Resources

HGI

HGI is a holding company and its liquidity needs are primarily for interest payments on the 10.625% Notes (approximately $53 million per year), dividend payments on our Preferred Stock (approximately $32 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, support services by Harbinger Capital, office rent, pension expense, insurance costs and to fund certain requirements of its insurance and other subsidiaries. HGI’s current source of liquidity is its cash, cash equivalents and investments and distributions from FGL.

In September 2011, we received a $20 million dividend from FGL. We currently expect to receive dividends from FGL in future periods sufficient to fund a substantial portion of the interest payments on the 10.625% Notes. The remainder of HGI’s cash needs for Fiscal 2012 are expected to be satisfied out of cash and investments on hand. Spectrum Brands does not currently pay a dividend and its ability to do so may be dependent on its refinancing its $245 million principal amount of 12% Notes maturing August 28, 2019 (the “12% Notes”). The 12% Notes may be redeemed by Spectrum Brands beginning August 2012. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained its subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Any payment of dividends by FGL is subject to the regulatory restrictions and the approval of such payment by the board of directors of FGL, which must consider various factors, including general economic and business conditions, tax considerations, FGL’s strategic plans, targeted capital ratios (including ratio levels anticipated by rating agencies to maintain or improve current ratings), financial results and condition, FGL’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors the board of directors of FGL considers relevant. At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street will require additional capital in order to engage in reinsurance transactions, including any possible transaction with FGL, and may require additional capital to meet regulatory capital requirements.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At September 30, 2011, HGI’s cash, cash equivalents and short-term investments were $524 million, not including $49 million as of September 30, 2011 that was posted as collateral for an FGL subsidiary that was returned to us in October 2011.

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

Spectrum Brands

Spectrum Brands expects to fund its cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2012 through a combination of cash on hand ($142 million at September 30, 2011) and cash flows from operations and available borrowings under its revolving credit facility (the “ABL Revolving Credit Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2012 will be approximately $45 million. Going forward its ability to satisfy financial and other covenants in its senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs. In addition, the current economic crisis could have a further negative impact on its financial position, results of operations or cash flows. Accordingly, Spectrum Brands has and expects it will continue to use a portion of available cash to repay debt prior to expected maturity, for the purpose of improving its capital structure. During Fiscal 2011, Spectrum Brands repaid $225 million of its Senior Secured Term Loan. In November 2011, Spectrum Brands sold an additional $200 million aggregate principal amount of 9.5% Senior Secured Notes due 2018 at a price 108.50% of the par value, representing a yield to worst of 7.29%. The proceeds from the issuance of the notes are intended to be used by Spectrum Brands for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of Spectrum Brands’ business and possible future acquisitions. In that regard, on December 6, 2011, Spectrum Brands announced that it had signed a definitive agreement to acquire Furminator, Inc. for $140 million in cash. However, Spectrum Brands is targeting net cash flow from operations, less expected capital expenditures, in Fiscal 2012 of a similar amount as Fiscal 2011 so that it can continue to pay down debt.

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

FGL’s insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance, are matched with investments having similar estimated lives such as long-term fixed maturity securities. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, FGL’s insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. The ability of FGL’s subsidiaries to pay dividends and to make such other payments will be limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for it to improve its risk based capital ratio to a level anticipated by the rating agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us.

FGL’s Investment Portfolio

In connection with the acquisition accounting related to our acquisition of FGL, the amortized cost of all available-for-sale securities were adjusted to fair value as of the acquisition date of April 6, 2011. For additional information regarding FGL’s investments refer to Note 5 to our Consolidated Financial Statements.

The types of assets in which FGL may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, FGL invests in assets giving consideration to three primary investment objectives: (i) income-oriented total return, (ii) yield maintenance/enhancement and (iii) capital preservation/risk mitigation.

FGL’s investment portfolio is designed to provide a stable earnings contribution and balanced risk portfolio across asset classes and is primarily invested in high quality corporate bonds with low exposure to consumer-sensitive sectors.

As of September 30, 2011, FGL’s investment portfolio was approximately $15.8 billion and was divided among the following asset classes (dollars in millions):

	September 30, 2011
	Fair Value	Percent

Asset Class
Asset-backed securities	$500	3.2%
Commercial mortgage-backed securities	566	3.6%
Corporates	11,856	75.3%
Equities	287	1.8%
Hybrids	659	4.2%
Municipals	936	5.9%
Agency residential mortgage-backed securities	222	1.4%
Non-agency residential mortgage-backed securities	445	2.8%
U.S. Government	183	1.2%
Other (primarily policy loans and derivatives)	97	0.6%

Total investments	$15,751	100.0%

Fixed Maturity Securities

Insurance statutes regulate the type of investments that FGL’s life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and FGL’s business and investment strategy, FGL generally seeks to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized statistical rating organizations (“NRSRO’s”) or in securities of comparable investment quality, if not rated.

As of September 30, 2011, FGL’s fixed maturity available-for-sale portfolio was approximately $15.4 billion. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	As of September 30, 2011
Rating	Fair Value	Percent

AAA	$1,236	8.0%
AA	1,660	10.8%
A	4,886	31.8%
BBB	6,862	44.7%
BB	579	3.8%
B and below	144	0.9%

Total	$15,367	100.0%

The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC	NRSRO
Designation	Equivalent Rating

1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

The table below presents FGL’s fixed maturity securities by NAIC designation as of September 30, 2011 (dollars in millions):

			Percent of
NAIC			Total Carrying
Designation	Amortized Cost	Fair Value	Amount

1	$7,833	$8,134	52.9%
2	6,271	6,435	41.9%
3	683	648	4.2%
4	117	110	0.7%
5	34	35	0.2%
6	6	5	0.1%

	$14,944	$15,367	100.00%

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of September 30, 2011 were as follows (dollars in millions):

	Number of	Amortized	Unrealized
	Securities	Cost	Losses	Fair Value

Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$2	$(1)	$1
United States Government sponsored agencies	17	25	—	25
United States municipalities, states and territories	9	1	—	1
Corporate securities:
Finance, insurance and real estate	155	1,798	(82)	1,716
Manufacturing, construction and mining	19	197	(10)	187
Utilities and related sectors	46	386	(16)	370
Wholesale/retail trade	32	383	(10)	373
Services, media and other	46	448	(12)	436
Hybrid securities	31	501	(51)	450
Non-agency residential mortgage-backed securities	67	398	(23)	375
Commercial mortgage-backed securities	47	357	(18)	339
Asset-backed securities	20	278	(3)	275
Equity securities	12	109	(9)	100

	505	$4,883	$(235)	$4,648

The following is a description of the factors causing the unrealized losses by investment category as of September 30, 2011:

Corporate/Hybrid securities:  Through September 30, 2011, spreads on corporate bonds widened on investor risk aversion, with finance and finance-related corporates, including hybrids, widening the most. These securities represent the bulk of the unrealized loss position in the portfolio.

Non-agency residential mortgage-backed securities:  Fair value on non-agency residential mortgage backed securities are below amortized cost due to continued challenges in the housing market and pressure on secondary market prices due to the sales of similar securities by the Federal government.

Commercial mortgage-backed securities:  The increase in risk aversion in capital markets during the most recent quarter impacted prices of commercial mortgage backed securities, including the earlier vintage/higher quality securities currently owned. FGL has not added to any exposure in these sectors and continue to monitor existing positions carefully.

As of September 30, 2011 no securities were in an unrealized loss position greater than 6 months as the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition date. However, FGL held 15 securities that had unrealized losses greater than 20% during the period. This included 6 fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) that were investment grade (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $9 million and $7 million, respectively, as well as 9 securities below investment grade with an amortized cost and estimated fair value of $31 million and $24 million, respectively.

Other-Than-Temporary Impairments

FGL has a policy and process in place to identify securities in their investment portfolio for which they should recognize impairments. See Significant Accounting Policies and Practices — Available-for-sale securities — Evaluation for Recovery of Amortized Cost included in Note 2 to our Consolidated Financial Statements and Evaluation of Other-Than-Temporary Impairments included under Critical Accounting Policies and Estimates in this Management’s Discussion and Analysis.

A summary of FGL’s residential mortgage-backed securities by collateral type and split by NAIC designation, as well as a separate summary of securities for which FGL has recognized other-than-temporary impairments and those which it has not yet recognized any other-than-temporary impairments is as follows as of September 30, 2011 (dollars in millions):

	NAIC
Collateral Type	Designation	Principal Amount	Amortized Cost	Fair Value

Other-than-temporary impairment has not been recognized:
Government agency	1	$415	$217	$222
Prime	1	100	96	94
	2	24	23	21
	3	5	4	4
	4	2	2	2
	6	3	3	3
Alternative-A	1	34	33	33
	6	2	1	1
Subprime	1	217	210	198
	2	33	27	26
	3	8	7	7
	4	3	2	2
	5	8	1	1
	6	—	—	—
Other	1	31	27	25
	2	12	12	11

		$897	$665	$650

Other-than-temporary impairment has been recognized:
Government agency	1	$2	$—	$—
Prime	1	1	1	1
Subprime	1	99	11	11
	3	8	6	5

		$110	$18	$17

Total by collateral type:
Government agency		$417	$217	$222
Prime		135	129	125
Alternative-A		36	34	34
Subprime		376	264	250
Other		43	39	36

		$1,007	$683	$667

Total by NAIC designation:
	1	$899	$595	$584
	2	69	62	58
	3	21	17	16
	4	5	4	4
	5	8	1	1
	6	5	4	4

		$1,007	$683	$667

Watch List

At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues they own. On a quarterly basis FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At September 30, 2011, FGL’s watch list included only 18 securities that have been in an unrealized loss position for less than 6 months with an amortized cost of $41 million, unrealized losses of $9 million, and fair value of $32 million.

There were 7 structured securities on the watch list as of September 30, 2011. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the September 30, 2011 carrying values were fully recoverable.

Available-for-sale securities

For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of September 30, 2011 refer to Note 5 to our Consolidated Financial Statements.

Net Investment Income and Net Investment Gains

For discussion regarding FGL’s net investment income and net investment gains refer to Note 5 to our Consolidated Financial Statements.

Concentrations of Financial Instruments

For detail regarding FGL’s concentration of financial instruments refer to Note 5 to our Consolidated Financial Statements.

Derivatives

For additional information regarding FGL’s derivatives refer to Note 6 to our Consolidated Financial Statements.

FGL is exposed to credit loss in the event of nonperformance by their counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.

FGL will also hold cash and cash equivalents received from counterparties for call option collateral, as well as Government securities pledged as call option collateral, if FGL’s counterparty’s net exposures exceed pre-determined thresholds. See Note 6 to our Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss on call options.

Discussion of Consolidated Cash Flows

Operating Activities

Cash provided by operating activities totaled $153 million for Fiscal 2011 compared to $51 million for Fiscal 2010. The $102 million increase in cash provided continuing operations was the result of higher income from Spectrum Brands’ continuing operations of $105 million, primarily related to the SB/RH Merger; $53 million of cash generated by Spectrum Brands from their working capital, which was primarily driven by lower inventories and partially offset by lower accounts payable; $48 million of cash provided by FGL; $47 million of cash payments for

Spectrum Brands’ administrative related reorganization items during Fiscal 2010 which did not recur; and cash used in discontinued operating activities of $11 million during Fiscal 2010 which relates to the shutdown of Spectrum Brands’ line of growing products which did not recur. Partially offsetting these sources was an increased use of $103 million at corporate, which included payments of $49 million for collateral posted on behalf of FGL (returned in October 2011), $22 million of increased acquisition related costs and $18 million for an interest payment on the 10.625% Notes; higher cash interest payments of $29 million at Spectrum Brands related primarily to the 12% Notes which was paid-in-kind during fiscal 2010; net purchases by HGI of trading securities for resale of $16 million; higher cash acquisition and restructuring costs at Spectrum Brands of $6 million, primarily related to the SB/RH Merger; and other general operating uses of $8 million.

Net cash provided by operating activities was $51 million during Fiscal 2010 compared to $77 million during Fiscal 2009. The $26 million decrease in cash provided by operating activities was primarily due to payments of $47 million related to professional fees from Spectrum Brands’ Bankruptcy Filing and $25 million of payments related to the SB/RH Merger. This was partially offset by an increase in income from continuing operations after adjusting for non-cash items of $34 million in Fiscal 2010 compared to Fiscal 2009 and an $11 million decrease in cash used by operating activities from discontinued operations related to the growing products line.

Investing Activities

Net cash provided by investing activities was $532 million during Fiscal 2011 compared to $49 million during Fiscal 2010. The $483 million increase in cash provided by investing activities is due to net cash acquired in our acquisition of FGL of $695 million, partially offset by the cash use of $109 million, net of maturities, for the purchase of investments, which included net purchases of $322 million for HGI and $214 million of sales by FGL during Fiscal 2011. In addition, during Fiscal 2010, $66 million of HGI cash was added to the consolidated balance sheet as of June 16, 2010 in connection with the common control accounting for the Spectrum Brands Acquisition.

Net cash provided by investing activities was $49 million for Fiscal 2010. For Fiscal 2009 investing activities used cash of $20 million. The $49 million of cash provided in Fiscal 2010 was primarily due to $66 million of HGI cash added to the consolidated balance sheet as of June 16, 2010 in connection with the common control accounting for the Spectrum Brands Acquisition and $26 million from the net maturities of certain of HGI’s investments. This has been partially offset by $40 million in capital expenditures and $3 million of payments related to the SB/RH Merger, net of cash acquired from Russell Hobbs. Net cash used in investing activities in Fiscal 2009 relate to $9 million of cash paid in Fiscal 2009 related to performance fees from an acquisition and $11 million of capital expenditures.

Financing Activities

Net cash provided by financing activities was $194 million during Fiscal 2011 compared to $66 million during Fiscal 2010. The $128 million increase in cash provided by financing activities was primarily related to the issuance of our 10.625% Notes, for which we received $498 million of proceeds, net of original issue discount. In addition, we issued the Preferred Stock, for which we received net proceeds of $386 million. This was partially offset by net cash used by FGL of $465 million relating to net redemptions and benefit payments on investment contracts, including annuity and universal life contracts; and the issuance and repayment of borrowings and an increase in net cash used for financing activities of $276 million by Spectrum Brands in Fiscal 2011 compared to Fiscal 2010. The net cash used by Spectrum Brands of $210 million during Fiscal 2011 is primarily driven by term loan repayments of $225 million partially offset by net proceeds received of $30 million from an equity offering. The net cash provided by financing activities of $66 million during Fiscal 2010 is attributable to Spectrum Brands entering into a $750 million Term Loan, issuing a $750 million aggregate principal amount of 9.5% Senior Secured Notes and entering into the $300 million ABL Revolving Credit Facility, the proceeds from such financing were used to repay its then-existing senior term credit facility and its then-existing asset based revolving loan facility.

Net cash provided by financing activities was $66 million during Fiscal 2010 compared to cash used of $64 million for financing activities in Fiscal 2009. This increase of $130 million in cash from financing activities is primarily driven by the Spectrum Brands’ refinancing of their senior credit facilities, that yielded a net source of cash of $196 million. This was partially offset by payments made by Spectrum Brands on other debt of $53 million.

Debt Financing Activities

HGI

On November 15, 2010 and June 28, 2011, we issued $350 million and $150 million, respectively, or $500 million aggregate principal amount of the 10.625% Notes. The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to certain persons in offshore transactions in reliance on Regulation S, but were subsequently registered under the Securities Act.

The 10.625% Notes were issued at an aggregate price equal to 99.31% of the principal amount thereof, with a net original issue discount of $3.4 million. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, HFG and HGI Funding LLC) and our directly held cash and investment securities.

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

The indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At September 30, 2011, we were in compliance with all covenants under the 10.625% Notes.

Spectrum Brands

In connection with the SB/RH Merger, on June 16, 2010, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement consisting of a $750 million term loan facility subsequently refinanced in February 2011 (the “Term Loan”), (ii) issued $750 million in aggregate principal amount of 9.5% Senior Secured Notes due June 15, 2018 (the “9.5% Notes”) and (iii) entered into the $300 million ABL Revolving Credit Facility. The proceeds from such financing were used to repay its then-existing senior term credit facility (the “Prior Term Facility”) and its then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Senior Term Credit Facility

On February 1, 2011, Spectrum Brands completed the refinancing of its term loan facility, which was initially established in connection with the SB/RH Merger, and, at February 1, 2011, had an aggregate amount outstanding of $680 million, with an amended and restated agreement (together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The Term Loan was issued at par and has a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled principal amortization of approximately $7 million per year, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, SBI and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At September 30, 2011, Spectrum Brands was in compliance with all covenants under the Term Loan.

9.5% Notes

At September 30, 2011, Spectrum Brands had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018. In November 2011, it issued an additional $200 million aggregate principal amount of 9.5% Notes at a price of 108.5% of the par value.

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

At September 30, 2011, Spectrum Brands was in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code, Spectrum Brands issued $218 million in aggregate principal amount of 12% Notes. Semiannually, at its option, Spectrum Brands may elect to pay interest on the 12% Notes in cash or as payment in kind (or “PIK”). PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, Spectrum Brands agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility, Spectrum Brands is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. At September 30, 2011, Spectrum Brands had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million added during Fiscal 2010.

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

At September 30, 2011, Spectrum Brands was in compliance with all covenants under the 12% Notes and the 2019 Indenture.

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

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2011, Spectrum Brands had aggregate borrowing availability of approximately $177 million, net of lender reserves of $49 million and outstanding letters of credit of $33 million.

At September 30, 2011, Spectrum Brands was in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $71 million in the aggregate under the 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under the 12% Notes as of September 30, 2011. Spectrum Brands also incurs interest on borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the applicable agreements. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless Spectrum Brands elects to make such payments in cash. Spectrum Brands elected to make the Fiscal 2011 semi-annual interest payments in cash. Spectrum Brands may make future semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at September 30, 2011, we estimate annual interest payments of approximately $27 million in the aggregate under the Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

FGL

On April 7, 2011, a wholly-owned reinsurance subsidiary of FGL issued a $95 million surplus note to the seller. The surplus note was issued at par and carried a 6% fixed interest rate. The note had a maturity date which was at the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled on October 17, 2011 at face value without the payment of interest.

Preferred Stock

On May 13, 2011 and August 5, 2011, we issued 280,000 shares and 120,000 shares, respectively of Preferred Stock in a private placement for total gross proceeds of $400 million. See “Fiscal 2011 Events” above.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions). The table excludes other obligations that have been reflected on our Consolidated Balance Sheet as of September 30, 2011 included in this report, such as pension obligations.

	Payments Due by Period
			2013 to	2015 to	After
	Total	2012	2014	2016	2016

Annuity and universal life products(a)	$19,648	$2,731	$3,881	$3,316	$9,720
Debt, excluding capital lease obligations(b)	2,134	109	19	1,011	995
Interest payments, excluding capital lease obligations(b)	1,052	185	361	299	207
Capital lease obligations(c)	38	4	7	4	23
Operating lease obligations(d)	136	33	44	25	34
Letters of credit(e)	38	28	7	—	3

Total contractual obligations(f)	$23,046	$3,090	$4,319	$4,655	$10,982

(a)	Consists of projected payments through the year 2030 that FGL is contractually obligated to pay to annuity and universal life policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on historical experience.

(b)	Does not reflect $200 million principal amount of additional 9.5% Notes issued by Spectrum Brands in November 2011. For more information concerning debt, see Note 12 to our Consolidated Financial Statements.

(c)	Capital lease payments due by fiscal year include executory costs and imputed interest.

(d)	For more information concerning operating leases, see Note 19 to our Consolidated Financial Statements.

(e)	Consists entirely of standby letters of credit that back the performance of certain entities under various credit facilities, insurance policies and lease arrangements.

(f)	At September 30, 2011, our Consolidated Balance Sheet includes $9 million of tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table. We cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months some portion of our unrecognized tax benefits could be recognized.

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (our first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (our second and third fiscal quarters). Small appliance sales peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Revenues of our insurance segment are not seasonal.

The seasonality of our net sales during the last three fiscal years is as follows:

Percentage of Annual Net Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2011	2010	2009

December	27%	23%	25%
March	22%	21%	23%
June	25%	25%	26%
September	26%	31%	26%

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between US GAAP and International Financial Reporting Standards. This amended guidance is effective for us beginning in the second quarter of our fiscal year ending September 30, 2012. We are currently evaluating the impact of this new accounting guidance on our Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in fiscal year 2013. We do not expect the guidance to impact our financial statements, as it only requires a change in the format of presentation.

Testing for Goodwill Impairment

During September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for us for the annual and any interim goodwill impairment tests performed beginning in fiscal year 2013. Early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with US GAAP and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain.

General

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, Income Taxes. Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $151 million on the FGL acquisition.

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

In accordance with ASC Topic 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more likely than not that the deferred tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC Topic 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2011, our consolidated valuation allowance was $802 million. The increase and/or decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2011 and 2010, we recorded a net charge for the establishment of valuation allowances of $77 million and $92 million, respectively. In Fiscal 2009 we recorded a net reversal of valuation allowances of $51 million.

We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our reserve for uncertain tax positions totaled $9 million and $13 million as of September 30, 2011 and 2010, respectively.

See further discussion in Note 17, Income Taxes, to our Consolidated Financial Statements.

Loss Contingencies

Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation, the impact of environmental matters and pending or potential examinations by various taxing or regulatory authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect our business, financial condition or results of operations.

The establishment of litigation, regulatory and environmental reserves requires judgments concerning the ultimate outcome of pending claims against us and our subsidiaries. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel to apply the appropriate accounting for contingencies. Accordingly, estimated amounts relating to certain claims have met the criteria for the recognition of a liability. Other claims for which a liability has not been recognized are reviewed on an ongoing basis in accordance with accounting guidance. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, regulatory matters, environmental settlements, legal fees and changes in these estimated amounts may have a material impact on our financial position, results of operations or cash flows.

If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $15 million we have accrued as of September 30, 2011, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.

See further discussion in Note 19, Commitments and Contingencies, to our Consolidated Financial Statements.

Consumer Products and Other

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets to be held and used, such as properties and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not support the carrying value of the asset. The estimation of such amounts requires management’s judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

ASC Topic 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2011, Fiscal 2010 and Fiscal 2009, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, Spectrum Brands recorded non-cash pretax impairment charges related to certain trade name intangible assets of approximately $32 million in Fiscal 2011, no impairment charges in Fiscal 2010 and non-cash pretax impairment charges of $34 million in Fiscal 2009.

We used a discounted estimated future cash flows methodology, third party valuations and negotiated sales prices to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested the aggregate estimated fair value of our consumer products reporting units for reasonableness by comparison to Spectrum Brands’ total market capitalization, which includes both its equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

As of September 30, 2011, the fair value of the global batteries & appliances, global pet supplies and home and garden reporting units exceeded their carry values by 39%, 50% and 27%, respectively, as of the date of the latest annual impairment testing.

See Note 2, Significant Accounting Policies and Practices, and Note 10, Goodwill and Intangibles, to our Notes to Consolidated Financial Statements for more information about our asset impairment determinations.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectability is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our electric shaving and grooming, electric personal care, home and garden, small appliances and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with ASC Topic 605, “Revenue Recognition.” Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.

For all types of promotional arrangements and programs, we monitor our commitments and use statistical measures and past experience to determine the amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of our customer-related promotional arrangements and programs are tailored to each customer and are generally documented through written contracts, correspondence or other communications with the individual customers.

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based arrangement with the retailer, and amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales and a corresponding asset is reported in “Deferred charges and other assets” in our Consolidated Balance Sheets.

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of collectibility. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial condition in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.

See Note 2, Significant Accounting Policies and Practices, and Note 4, Receivables, to our Consolidated Financial Statements for more information about our revenue recognition, credit policies and allowance for doubtful trade accounts receivables.

Defined Benefit Plan Assumptions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 4.0% to 13.6% in Fiscal 2011 and 3.8% to 13.6% in Fiscal 2010. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans. Despite our belief that the estimates are reasonable for these key actuarial assumptions, future actual results may differ from estimates, and these differences could be material to future financial statements.

The discount rate enables a company to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate as it is based on a review of projected cash flows and on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and generally increases pension expense. The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 3.0% to 7.8% in Fiscal 2011 and 4.5% to 8.8% in Fiscal 2010. Based on the advice of our independent actuaries, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense and required funding contributions. Similarly, an understatement of the expected return would ultimately decrease future pension expense and required funding contributions. If plan assets decline due to poor performance by the markets and/or interest rates decline resulting in a lower discount rate, our pension liability will increase, ultimately increasing future pension expense and required funding contributions.

Differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations. Actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.

See Note 15, Employee Benefit Plans, to our Consolidated Financial Statements for a more complete discussion of employee benefit plans.

Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by us after evaluating detailed analyses of the cost to be incurred.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

We report restructuring and related charges associated with manufacturing and related initiatives in “Cost of goods sold.” Restructuring and related charges reflected in “Cost of goods sold” include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented.

We report restructuring and related charges associated with administrative functions in “Selling, general and administrative expenses,” such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in “Selling, general and administrative expenses” include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

See Note 23, Restructuring and Related Charges, to our Consolidated Financial Statements for a more complete discussion of our restructuring initiatives and related costs.

Acquisition and Integration Related Charges

The costs of plans to (i) exit an activity of an acquired company, (ii) involuntarily terminate employees of an acquired company or (iii) relocate employees of an acquired company are measured and recorded in accordance with the provisions of the ASC Topic 805. Under ASC Topic 805, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to terminated activities or employees of the acquired company that do not meet the conditions prescribed in ASC Topic 805 are treated as acquisition and integration related charges and expensed as incurred.

See Note 22, Acquisitions, to our Consolidated Financial Statements for a more complete discussion of our acquisition and integration related charges.

Valuation of Embedded Derivative

Our Preferred Stock contains a “down round” provision, whereby the conversion price will be adjusted in the event that we issue certain equity securities at a price lower than the contractual conversion prices of $6.50 for the Series A Participating Convertible Preferred Stock or $7.00 for the Series A-2 Participating Convertible Preferred Stock. Therefore, in accordance with the guidance in ASC Topic 815, Derivatives and Hedging, this conversion feature requires bifurcation and must be separately accounted for as a derivative liability at fair value with any changes in fair value reported in current earnings. We re-measure the fair value of this equity conversion feature on a recurring basis using the Monte Carlo simulation approach, which utilizes various inputs including HGI’s stock price, volatility, risk-free rate and discount yield. The estimated fair value of this equity conversion feature was $75 million as of September 30, 2011 compared to $103 million on the respective issuance dates of the Preferred Stock. Although we use a consistent approach to valuing this equity conversion feature on a recurring basis, the use of a different approach or underlying assumptions could have a material effect on the estimated fair value.

See Note 6, Derivative Financial Instruments, and Note 13, Temporary Equity, to our Consolidated Financial Statements for a more complete discussion of our Preferred Stock and related derivative liability.

Insurance

Valuation of Investments

FGL’s fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and perpetual preferred stocks) classified as available-for-sale are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive income (loss), net of associated intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. FGL utilizes independent pricing services in estimating the fair values of investment securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information, and other reference data.

The following table presents the fair value of fixed maturity and equity securities, available-for-sale, by pricing source and hierarchy level as of September 30, 2011 (dollars in millions):

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Prices via third party pricing services	$183	$14,925	$—	$15,108
Priced via independent broker quotations	—	—	547	547

	$183	$14,925	$547	$15,655

% of total	1%	95%	4%	100%

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

See Note 5, Investments, and Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.

Evaluation of Other-Than-Temporary Impairments

FGL has a policy and process in place to identify securities in its investment portfolio that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near-term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not it would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage and asset-backed securities.

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

See Note 2, Significant Accounting Policies and Practices, and Note 5, Investments, to our Consolidated Financial Statements for a more complete discussion.

Valuation of Derivatives

FGL’s fixed indexed annuity contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index. FGL hedges certain portions of its exposure to equity market risk by entering into derivative transactions. In doing so, FGL uses a portion of the deposit made by policyholders pursuant to FIA contracts to purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts. The options are one, two and three year options purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one, two or three year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of the FIA contracts, which permits changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.

All of FGL’s derivative instruments are recognized as either assets or liabilities at fair value in the Consolidated Balance Sheet. The change in fair value is recognized in the Consolidated Statement of Operations within net investment gains (losses).

Certain products contain embedded derivatives. The feature in the FIA contracts that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contracts is linked to the performance of various equity indices, represents an embedded derivative. The FIA embedded derivate is valued at fair value and included in the liability for contractholder funds in the Consolidated Balance Sheet with changes in fair value included as a component of benefits and other changes in policy reserves in the Consolidated Statement of Operations.

The fair value of derivative assets and liabilities is based upon valuation pricing models and represent what FGL would expect to receive or pay at the balance sheet date if it cancelled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, FGL is largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds.

The fair values of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data.

See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.

Value of Business Acquired (VOBA) and Deferred Policy Acquisition Costs (DAC)

VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in-force at the acquisition date.

Costs relating to the production of new business are not expensed when incurred but instead are capitalized as DAC. DAC consist principally of commissions and certain costs of policy issuance. Deferred sales inducements (“DSI”), which are accounted for similar to and included with DAC, consist of premium and interest bonuses credited to policyholder account balances. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred.

VOBA and DAC are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.

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

See Note 2, Significant Accounting Policies and Practices, and Note 10, Goodwill and Intangibles, to our Consolidated Financial Statements for a more complete discussion.

We continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.

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

Equity Price Risk

HGI

HGI is exposed to equity price risk since it invests a portion of its excess cash in marketable equity securities, which as of September 30, 2011, are all classified as trading within “Short-term investments” in the Consolidated Balance Sheet. HGI follows an investment policy approved by its board of directors which sets certain restrictions on the amounts and types of investments it may make. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.

FGL

FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of fixed indexed annuity (“FIA”) contracts with crediting strategies linked to the performance of indices such as the S&P 500, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, results in a reduction in our net income. The rate of amortization of intangibles related to fixed indexed annuity products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.

To economically hedge the equity returns on these products, FGL uses a portion of the deposit made by policyholders pursuant to the FIA contracts to purchase derivatives consisting of a combination of call options and future contracts on the equity indices underlying the applicable contracts. FGL’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the derivatives purchased relative to the index credits earned by the FIA contractholders. The derivatives are used to fund the FIA contract index credits and the cost of the options purchased is treated as a component of spread earnings. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a raw hedging loss. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the period April 6, 2011 to September 30, 2011, the annual index credits to policyholders on their anniversaries were $136 million. Proceeds received at expiration or gains (losses) recognized upon early termination of these call options related to such credits were $95 million, which were partially offset by $21 million of realized losses on future contracts, for the period April 6, 2011 to September 30, 2011, resulting in a $62 million shortfall funded by FGL’s investment spread earnings and a decrease in the fair value of future index credit obligations.

Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGL uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. FGL intends to continue to adjust the hedging strategy as market conditions and its risk tolerance change.

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

As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. These simulations enable it to measure the potential gain or loss in fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities.

Spectrum Brands

Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States interest rates, LIBOR and Euro LIBOR affect interest expense. Spectrum Brands uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated.

Foreign Exchange Risk

Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to and purchases from and bank lines of credit with third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Canadian Dollars, Australian Dollars and Brazilian Reals. Spectrum Brands manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options.

Commodity Price Risk

Spectrum Brands is exposed to fluctuations in market prices for purchases of zinc used in the manufacturing process. Spectrum Brands uses commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to the anticipated purchases of the commodities. The cost of calls are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap and call contracts.

Credit Risk

FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in its insurance operations’ portfolios of debt and similar securities. Credit risk for these portfolios is managed with reference to established credit rating agencies with limits placed on exposures to below investment grade holdings.

In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with an S&P rating of A3 or higher. As of September 30, 2011, all derivative instruments have been purchased from counterparties with an S&P rating of A3 or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.

Equity Price — Trading

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of September 30, 2011, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $26 million adverse impact on HGI’s trading portfolio of marketable equity securities.

Equity Price — Other

As of September 30, 2011, assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $29 million and its derivative investments to decline by approximately $2 million based on equity positions as of September 30, 2011. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

As of September 30, 2011, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $16 million.

Interest Rates

If interest rates were to increase one percentage point from levels at September 30, 2011, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $1.1 billion. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments would be a decrease of $581 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decease by one percentage point from levels at September 30, 2011, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $97 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

As of September 30, 2011, the potential change in fair value of outstanding interest rate derivative instruments of Spectrum Brands, assuming a one percentage point unfavorable shift in the underlying interest rates would be immaterial. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would also be immaterial. The same hypothetical shift in interest rates as of September 30, 2010, would have resulted in a loss of $0.3 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.3 million.

Foreign Exchange Risk

As of September 30, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $45.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16.5 million. The same hypothetical shift in exchange rates as of September 30, 2010, would have resulted in a loss of $63.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $8.9 million.

Commodity Price

As of September 30, 2011, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.8 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million. The same hypothetical shift in commodity prices as of September 30, 2010 would have resulted in a loss of $3.3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net loss of $0.3 million.

Item 8.	Financial Statements and Supplementary Data

The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1. Financial statements of certain subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of the Form 10-K filed with the Securities and Exchange Commission.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2011 in accordance with the COSO criteria. The Company’s management excluded Fidelity & Guaranty Life Holdings, Inc. (“FGL”) from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control; however, it may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. The total assets of $19.3 billion and total revenues of $291 million associated with FGL are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2011.

The independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item 9A Controls and Procedures has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F-3 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended September 30, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On September 15, 2011, at the annual meeting of our stockholders, in a non-binding vote of the Company’s shareholders regarding the frequency of holding future advisory votes on executive compensation, the proposed frequency that received the highest number of votes was every three years. In light of this result and the other factors considered by the Company’s Board of Directors in making its original recommendations to the shareholders, the Company will hold a non-binding advisory vote on executive compensation every three years until the Company’s Board of Directors determines that a different frequency for such advisory vote is in the Company’s best interest or the next required vote on the frequency of such vote.

Any shareholder who intends to present a proposal at the 2012 annual meeting of our stockholders, and who wishes to have such proposal included in our proxy statement for the 2012 annual meeting, must follow the procedures prescribed in Rule 14a-8 of the Securities Exchange Act of 1934, as well as the provisions of our By-laws. Based on the date of our 2011 annual meeting, to be considered timely, a proposal for inclusion in our proxy statement and form of proxy submitted pursuant to Rule 14a-8 for our 2012 annual meeting must be received by April 17, 2012. Under our By-laws, shareholder nominees or other proper business proposals must be made by timely written notice given by or on behalf of a shareholder of record of the Company to the Secretary of the Company. Based on the date of our 2011 annual meeting, notice of nomination of a person for election to the Board of Directors or other business to be conducted at the 2012 annual meeting of shareholders shall be considered timely if it is received no earlier than May 18, 2012 and no later than June 17, 2012. In the event that the 2012 annual meeting is held more than 30 days before or after September 15, 2012 (the anniversary of the 2011 annual meeting), notice pursuant to Rule 14a-8 will be considered timely if received a reasonable amount of time before we print and mail the proxy materials for the meeting. In the event that the 2012 annual meeting is held more than 30 days before or 70 days after September 15, 2012, notice pursuant to our By-laws will be considered timely if received either no earlier than 120 days prior to, and no later than 90 days prior to, the date of the 2012 meeting or the tenth day following the day that the Company publicly announces the date of the 2012 meeting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to January 30, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a) List of Documents Filed

1) Financial Statements

See Index to Consolidated Financial Statements on Page F-1 following this Part IV.

2) Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant

All other schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements or the financial schedules included pursuant to Rule 3-16 of Section S-X as noted under Item 8.

(b) List of Exhibits.  The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

2.1	Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).
2.2	Amendment, dated as of November 5, 2010, to the Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 9, 2010 (File No. 1-4219)).
3.1	Certificate of Incorporation of Harbinger Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
3.2	Bylaws of Harbinger Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
4.1	Indenture governing the 10.625% Senior Secured Notes due 2015, dated as of November 15, 2010, by and among Harbinger Group Inc. and Wells Fargo, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).
4.2	Form of Exchange Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).
4.3	Registration Rights Agreement, dated as of November 16, 2010, between Harbinger Group Inc. and certain initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).
4.4	Security Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).
4.5	Collateral Trust Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).
4.6	Registration Rights Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

Exhibit No.		Description of Exhibits

4.7		Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc., adopted on May 12, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).
4.8		Registration Rights Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc., CF Turul LLC, an affiliate of funds managed by Fortress Investment Group LLC or its affiliates, Providence TMT Debt Opportunity Fund II, L.P., PECM Strategic Funding L.P. and Wilton Re Holdings Limited (incorporated herein by reference to Exhibits 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).
4.9		Supplemental Indenture, dated June 22, 2011, to the indenture governing the Company’s 10.625% Senior Secured Notes due 2015, dated November 15, 2010, by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated herein by reference to Exhibits 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2011 (File No. 1-4219)).
4.10		Second Supplemental Indenture, dated as of June 28, 2011, to the indenture governing the Company’s 10.625% Senior Secured Notes due 2015, dated as of November 15, 2010, by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated herein by reference to Exhibits 4.1 to the Company’s Current Report on Form 8-K filed June 28, 2011 (File No. 1-4219)).
4.11		Registration Rights Agreement, dated June 28, 2011, by and between the Company and the initial purchaser of the Notes named therein (incorporated herein by reference to Exhibits 4.2 to the Company’s Current Report on Form 8-K filed June 28, 2011 (File No. 1-4219)).
4.12		Certificate of Designation of Series A-2 Participating Convertible Preferred Stock of Harbinger Group Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).
4.13		Certificate of Amendment of Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).
10	.1†	Zapata Supplemental Pension Plan effective as of April 1, 1992 (incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
10	.2†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).
10.3		Investment and Distribution Agreement between Zap.Com and Zapata (incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10.4		Services Agreement between Zap.Com and Zapata (incorporated herein by reference to Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10.5		Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (incorporated herein by reference to Exhibit No. 10.3 to Zap.Com’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008 (File No. 000-27729)).
10.6		Registration Rights Agreement between Zap.Com and Zapata (incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10	.7†	Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company (incorporated herein by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10	.8†	Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company (incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10	.9†	Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan (incorporated herein by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 13, 2007 (File No. 1-4219)).

Exhibit No.		Description of Exhibits

10	.10†	Form of Indemnification Agreement by and among Zapata and Zap.Com Corporation and the Directors or Officers of Zapata and Zap.Com Corporation. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2009 filed November 4, 2009 (File No. 1-4219)).
10	.11†	Form of Indemnification Agreement by and among Zapata and the Directors or Officers of Zapata only (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2009 filed November 4, 2009 (File No. 1-4219)).
10	.12†	Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors or Officers (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 9, 2010 (File No. 1-4219)).
10	.13†	Employment Agreement, dated as of the 24th day of December, 2009, by and between Francis T. McCarron and Harbinger Group Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
10	.14†	Retention and Consulting Agreement, dated as of January 22, 2010 by and between Harbinger Group Inc. and Leonard DiSalvo (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2010 (File No. 1-4219)).
10	.15†	Management and Advisory Services Agreement, entered into as of March 1, 2010, by and between Harbinger Capital Partners LLC, a Delaware limited liability company, and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2010 (File No. 1-4219)).
10.16		Form of lock-up letter delivered to Harbinger Group Inc. by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. to Harbinger Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).
10.17		Purchase Agreement, dated November 5, 2010, between Harbinger Group Inc. and certain initial purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 9, 2010 (File No. 1-4219)).
10	.18†	Temporary Employment Agreement, dated as of June 15, 2011, by and between Richard Hagerup and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2011 (File No. 1-4219)).
10.19		Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situation Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands Holdings, Inc.; Harbinger Group Inc. became a party to this agreement on January 7, 2011 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).
10.20		Registration Rights Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands Holdings, Inc.; Harbinger Group Inc. became a party to this agreement on January 7, 2011 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).
10	.21†	Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).
10.22		Transfer Agreement, dated as of March 7, 2011, between Harbinger Group Inc., a Delaware corporation, and Harbinger Capital Partners Master Fund I, Ltd., a Cayman Islands exempted limited company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2011 (File No. 1-4219)).

Exhibit No.		Description of Exhibits

10.23		First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, between Harbinger OM, LLC, a Delaware limited liability company, and OM Group (UK) Limited, a private limited company incorporated in England and Wales (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed March 9, 2011 (File No. 1-4219)).
10.24		Letter Agreement, dated April 6, 2011, between OM Group (UK) Limited and Harbinger OM, LLC; Letter Agreement, dated April 6, 2011, from Old Mutual PLC and OM Group (UK) Limited to Harbinger OM, LLC (incorporated herein by reference to Exhibits 2.2 and 2.3 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).
10.25		Securities Purchase Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc., CF Turul LLC, an affiliate of funds managed by Fortress Investment Group LLC or its affiliates, Providence TMT Debt Opportunity Fund II, L.P., PECM Strategic Funding L.P. and Wilton Re Holdings Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).
10.26		Securities Purchase Agreement, dated as of August 1, 2011, by and among Harbinger Group Inc., Quantum Partners LP, a Cayman Islands exempted limited partnership, JHL Capital Group Master Fund L.P., a Cayman Islands exempted limited partnership, and certain funds and/or accounts managed and/or advised by DDJ Capital Management, LLC and First Amendment to Securities Purchase Agreement, dated as of August 4, 2011, by and among the parties to the Securities Purchase Agreement dated as of August 1, 2011 and Luxor Capital Partners, LP, a Delaware limited partnership, Luxor Wavefront, LP, a Delaware limited partnership, Luxor Capital Partners Offshore Fund, LP, a Cayman Islands limited partnership, OC 19 Master Fund, L.P. — LCG, a Cayman Islands limited partnership, and GAM Equity Six Inc., a British Virgin Islands company (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).
10	.27†	Harbinger Group Inc. 2011 Omnibus Equity Award Plan, adopted as of September 15, 2011 (incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed August 15, 2011 (File No. 1-4219)).
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.**
101	.SCH	XBRL Taxonomy Extension Schema.**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101	.DEF	XBRL Taxonomy Definition Linkbase.**
101	.LAB	XBRL Taxonomy Extension Label Linkbase.**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith

**	Furnished herewith

(c) Other Financial Statements.  See Index to Financial Statements of certain subsidiaries included pursuant to Rule 3-16 of Regulation S-X on Page S-1 following this Part IV.

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

December 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE Philip A. Falcone	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	December 13, 2011

/s/ FRANCIS T. McCARRON Francis T. McCarron	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 13, 2011

/s/ RICHARD H. HAGERUP Richard H. Hagerup	Interim Chief Accounting Officer (Principal Accounting Officer)	December 13, 2011

/s/ OMAR M. ASALI Omar M. Asali	Acting President and Director	December 13, 2011

/s/ LAP WAI CHAN Lap Wai Chan	Director	December 13, 2011

/s/ ROBERT V. LEFFLER, JR. Robert V. Leffler, Jr.	Director	December 13, 2011

/s/ KEITH M. HLADEK Keith M. Hladek	Director	December 13, 2011

/s/ THOMAS M. HUDGINS Thomas M. Hudgins	Director	December 13, 2011

/s/ DAVID M. MAURA David M. Maura	Director	December 13, 2011

/s/ ROBIN ROGER Robin Roger	Director	December 13, 2011

Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2011 and 2010	F-4
Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010, the Period from August 31, 2009 through September 30, 2009 and the Period from October 1, 2008 through August 30, 2009
F-5
Consolidated Statements of Permanent Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended September 30, 2011 and 2010, the Period from August 31, 2009 through September 30, 2009 and the Period from October 1, 2008 through August 30, 2009
F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010, the Period from August 31, 2009 through September 30, 2009 and the Period from October 1, 2008 through August 30, 2009
F-7
Notes to Consolidated Financial Statements	F-9
(1) Basis of Presentation and Nature of Operations	F-9
(2) Significant Accounting Policies and Practices	F-10
(3) Significant Risks and Uncertainties	F-22
(4) Receivables	F-23
(5) Investments	F-24
(6) Derivative Financial Instruments	F-29
(7) Fair Value of Financial Instruments	F-36
(8) Inventories	F-41
(9) Properties	F-41
(10) Goodwill and Intangibles	F-42
(11) Accrued and Other Liabilities	F-44
(12) Debt	F-45
(13) Temporary Equity	F-50
(14) Permanent Equity	F-51
(15) Employee Benefit Plans	F-52
(16) Stock Compensation	F-56
(17) Income Taxes	F-59
(18) Earnings Per Share	F-65
(19) Commitments and Contingencies	F-67
(20) Reinsurance	F-68
(21) Insurance Subsidiary — Financial Information	F-71
(22) Acquisitions	F-72
(23) Restructuring and Related Charges	F-79
(24) Reorganization Items	F-82
(25) Discontinued Operations	F-83
(26) Related Party Transactions	F-83
(27) Segment and Geographic Data	F-86
(28) Quarterly Results (Unaudited)	F-88
(29) Subsequent Events	F-89
Schedule I — Condensed Financial Information of Registrant	F-90

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harbinger Group Inc.:

We have audited the accompanying consolidated balance sheets of Harbinger Group Inc. and subsidiaries (the “Company”) as of September 30, 2011 and September 30, 2010 (Successor), and the related consolidated statements of operations, permanent equity (deficit) and comprehensive income (loss), and cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor), and the period October 1, 2008 to August 30, 2009 (Predecessor). In connection with our audits of the consolidated financial statements we have also audited financial statement Schedule I. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger Group Inc. and subsidiaries as of September 30, 2011 and September 30, 2010 (Successor), and the results of their operations and their cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor), and the period October 1, 2008 to August 30, 2009 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harbinger Group Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2011 expressed unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Predecessor filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 3, 2009. The Predecessor’s plan of reorganization became effective and the Successor emerged from bankruptcy protection on August 28, 2009. In connection with its emergence from bankruptcy, the Successor adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations” effective as of August 30, 2009. Accordingly, the consolidated financial information for periods beginning on or after August 30, 2009 is presented on a different basis than that for the periods prior to that date and, therefore, is not comparable.

/s/  KPMG LLP
New York, New York
December 13, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harbinger Group Inc.:

We have audited Harbinger Group Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harbinger Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harbinger Group Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Fidelity & Guaranty Life Holdings, Inc. (“FGL”) which was acquired by the Company during the third quarter of 2011. The FGL segment represented approximately $19.3 billion of the Company’s total assets as of September 30, 2011 and approximately $291 million of the Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of Harbinger Group Inc. also excluded an evaluation of the internal control over financial reporting of FGL.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harbinger Group Inc. and subsidiaries as of September 30, 2011 and September 30, 2010 (Successor), and the related consolidated statements of operations, permanent equity (deficit) and comprehensive income (loss), and cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor), and the period October 1, 2008 to August 30, 2009 (Predecessor), and our report dated December 13, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
December 13, 2011

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	September 30,
	2011	2010

ASSETS
Consumer Products and Other:
Cash and cash equivalents	$321,352	$256,831
Short-term investments (Note 5)	350,638	53,965
Receivables, net (Note 4)	394,283	406,447
Inventories, net (Note 8)	434,630	530,342
Prepaid expenses and other current assets (Note 17)	143,654	94,078

Total current assets	1,644,557	1,341,663
Properties, net (Note 9)	206,799	201,309
Goodwill (Note 10)	610,338	600,055
Intangibles, net (Note 10)	1,683,909	1,769,360
Deferred charges and other assets (Note 12)	97,324	103,808

	4,242,927	4,016,195

Insurance:
Investments (Notes 5 and 6):
Fixed maturities, available-for-sale, at fair value	15,367,474	—
Equity securities, available-for-sale, at fair value	287,043	—
Derivative investments	52,335	—
Other invested assets	44,279	—

Total investments	15,751,131	—
Cash and cash equivalents	816,007	—
Accrued investment income	212,848	—
Reinsurance recoverable (Note 20)	1,596,790	—
Intangibles, net (Note 10)	457,167	—
Deferred tax assets (Note 17)	211,641	—
Other assets	291,043	—

	19,336,627	—

Total assets	$23,579,554	$4,016,195

LIABILITIES AND EQUITY
Consumer Products and Other:
Current portion of long-term debt (Note 12)	$16,090	$20,710
Accounts payable	328,635	333,683
Accrued and other current liabilities (Note 11)	317,629	313,617

Total current liabilities	662,354	668,010
Long-term debt (Note 12)	2,032,690	1,723,057
Equity conversion feature of preferred stock (Notes 6 and 13)	75,350	—
Employee benefit obligations (Note 15)	89,857	97,946
Deferred tax liabilities (Note 17)	338,679	277,843
Other liabilities	44,957	71,512

	3,243,887	2,838,368

Insurance:
Contractholder funds (Note 2)	14,549,970	—
Future policy benefits (Note 2)	3,598,208	—
Liability for policy and contract claims	56,650	—
Note payable (Note 12)	95,000	—
Other liabilities (Note 11)	377,527	—

	18,677,355	—

Total liabilities	21,921,242	2,838,368

Commitments and contingencies (Note 19)
Temporary equity (Note 13):
Redeemable preferred stock, $0.01 par; 10,000 preferred shares authorized; 400 shares outstanding with an aggregate liquidation preference of $607,583 at September 30, 2011	292,437	—

Harbinger Group Inc. stockholders’ equity (Note 14):
Common stock, $0.01 par; 500,000 shares authorized; 139,346 shares and 139,197 retrospectively adjusted shares issued and outstanding at September 30, 2011 and 2010, respectively	1,393	1,392
Additional paid-in capital	872,683	855,767
Accumulated deficit	(135,347)	(150,309)
Accumulated other comprehensive income (loss)	149,448	(5,195)

Total Harbinger Group Inc. stockholders’ equity	888,177	701,655
Noncontrolling interest	477,698	476,172

Total permanent equity	1,365,875	1,177,827

Total liabilities and equity	$23,579,554	$4,016,195

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Revenues:
Consumer Products and Other:
Net sales	$3,186,916	$2,567,011	$219,888	$2,010,648

Insurance:
Premiums	39,002	—	—	—
Net investment income (Note 5)	369,840	—	—	—
Net investment losses (Note 5)	(166,891)	—	—	—
Insurance and investment product fees and other	48,915	—	—	—

	290,866	—	—	—

Total revenues	3,477,782	2,567,011	219,888	2,010,648

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold (Note 23)	2,058,049	1,645,601	155,488	1,258,829
Selling, general and administrative expenses (Notes 2, 15, 16, 19, 22 and 23)	947,140	760,956	64,292	595,014

	3,005,189	2,406,557	219,780	1,853,843

Insurance:
Benefits and other changes in policy reserves	247,632	—	—	—
Acquisition and operating expenses, net of deferrals	72,390	—	—	—
Amortization of intangibles (Note 10)	(11,115)	—	—	—

	308,907	—	—	—

Total operating costs and expenses	3,314,096	2,406,557	219,780	1,853,843

Operating income	163,686	160,454	108	156,805
Interest expense (Note 12)	(249,260)	(277,015)	(16,962)	(172,940)
Bargain purchase gain from business acquisition (Note 22)	151,077	—	—	—
Other (expense) income, net (Notes 5, 6 and 27)	(14,833)	(12,105)	816	(3,320)

Income (loss) from continuing operations before reorganization items and income taxes	50,670	(128,666)	(16,038)	(19,455)
Reorganization items (expense) income, net (Note 24)	—	(3,646)	(3,962)	1,142,809

Income (loss) from continuing operations before income taxes	50,670	(132,312)	(20,000)	1,123,354
Income tax expense (Note 17)	50,555	63,195	51,193	22,611

Income (loss) from continuing operations	115	(195,507)	(71,193)	1,100,743
(Loss) income from discontinued operations, net of tax (Note 25)	—	(2,735)	408	(86,802)

Net income (loss)	115	(198,242)	(70,785)	1,013,941
Less: Net (loss) attributable to noncontrolling interest	(34,680)	(46,373)	—	—

Net income (loss) attributable to controlling interest	34,795	(151,869)	(70,785)	1,013,941
Less: Preferred stock dividends and accretion	19,833	—	—	—

Net income (loss) attributable to common and participating preferred stockholders	$14,962	$(151,869)	$(70,785)	$1,013,941

Basic income (loss) per common share attributable to controlling interest (Note 18):
Continuing operations	$0.07	$(1.13)	$(0.55)	$21.45
Discontinued operations	—	(0.02)	—	(1.69)

Net income (loss)	$0.07	$(1.15)	$(0.55)	$19.76

Diluted income (loss) per common share attributable to controlling interest (Note 18):
Continuing operations	$0.04	$(1.13)	$(0.55)	$21.45
Discontinued operations	—	(0.02)	—	(1.69)

Net income (loss)	$0.04	$(1.15)	$(0.55)	$19.76

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

					Accumulated Other
			Additional		Comprehensive		Total		Total
	Common Stock		Paid-in	Accumulated	Income (Loss)	Treasury	Stockholder’s	Noncontrolling	Permanent
	Shares	Amount	Capital	Deficit	(Note 14)	Stock	Equity (Deficit)	Interest	Equity (Deficit)

Balances at September 30, 2008, Predecessor	52,775	$692	$674,370	$(1,694,915)	$69,445	$(76,830)	$(1,027,238)	$—	$(1,027,238)
Net income	—	—	—	1,013,941	—	—	1,013,941	—	1,013,941
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(1,160)	—	(1,160)	—	(1,160)
Valuation allowance adjustment	—	—	—	—	5,104	—	5,104	—	5,104
Translation adjustment	—	—	—	—	(2,650)	—	(2,650)	—	(2,650)
Other unrealized gains and losses	—	—	—	—	9,817	—	9,817	—	9,817

Comprehensive income							1,025,052	—	1,025,052

Issuance of restricted stock	230	(1)	1	—	—	—	—	—	—
Forfeiture of restricted stock	(82)	—	—	—	—	—	—	—	—
Treasury stock purchases	(185)	—	—	—	—	(61)	(61)	—	(61)
Stock compensation (Note 16)	—	—	2,636	—	—	—	2,636	—	2,636
Cancellation of Predecessor common stock	(52,738)	(691)	(677,007)	—	—	76,891	(600,807)	—	(600,807)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income	—	—	—	680,974	(80,556)	—	600,418	—	600,418
Issuance of new common stock in connection with emergence from Chapter 11 of the Bankruptcy Code	129,600	1,296	723,800	—	—	—	725,096	—	725,096

Balances at August 30, 2009,
Successor	129,600	$1,296	$723,800	$—	$—	$—	$725,096	$—	$725,096
Net loss	—	—	—	(70,785)	—	—	(70,785)	—	(70,785)
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(190)	—	(190)	—	(190)
Translation adjustment	—	—	—	—	5,907	—	5,907	—	5,907
Other unrealized gains and losses	—	—	—	—	851	—	851	—	851

Comprehensive loss							(64,217)	—	(64,217)

Balances at September 30, 2009, Successor	129,600	$1,296	$723,800	$(70,785)	$6,568	$—	$660,879	$—	$660,879
Net loss	—	—	—	(151,869)	—	—	(151,869)	(46,373)	(198,242)
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(13,561)	—	(13,561)	(8,084)	(21,645)
Translation adjustment	—	—	—	—	395	—	395	12,682	13,077
Other unrealized gains and losses	—	—	—	—	(5,330)	—	(5,330)	(1,276)	(6,606)

Comprehensive loss							(170,365)	(43,051)	(213,416)

Issuance of common stock in merger (Note 22)	88,271	883	574,320	—	—	—	575,203	—	575,203
Issuance of restricted stock	4,056	41	(41)	—	—	—	—	—	—
Unvested restricted stock units, not issued or outstanding	(1,171)	(12)	12	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	(2,207)	(2,207)	—	(2,207)
Stock compensation (Note 16)	—	—	14,032	—	—	—	14,032	2,678	16,710
Capital contributions from a principal stockholder	—	—	491	—	—	—	491	—	491
Retrospective adjustments for common control
transaction as of June 16, 2010 (Note 1)	(81,559)	(816)	(456,847)	72,345	6,733	2,207	(376,378)	516,545	140,167

Balances at September 30, 2010, Successor	139,197	$1,392	$855,767	$(150,309)	$(5,195)	$—	$701,655	$476,172	$1,177,827
Net income	—	—	—	34,795	—	—	34,795	(34,680)	115
Unrealized investment gains, net	—	—	—	—	159,302	—	159,302	—	159,302
Non-credit related other-than-temporary impaiments	—	—	—	—	191	—	191	—	191
Other unrealized gains and losses	—	—	—	—	2,300	—	2,300	2,128	4,428
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(1,662)	—	(1,662)	(373)	(2,035)
Translation adjustment	—	—	—	—	(5,171)	—	(5,171)	(5,436)	(10,607)

Comprehensive income							189,755	(38,361)	151,394

Issuance of subsidiary stock, net	—	—	(1,789)	—	(317)	—	(2,106)	25,955	23,849
Exercise of stock options	149	1	416	—	—	—	417	—	417
Stock compensation (Note 16)	—	—	16,573	—	—	—	16,573	13,932	30,505
Capital contributions from a principal stockholder	—	—	1,716	—	—	—	1,716	—	1,716
Preferred stock dividends and accretion	—	—	—	(19,833)	—	—	(19,833)	—	(19,833)

Balances at September 30, 2011, Successor	139,346	$1,393	$872,683	$(135,347)	$149,448	$—	$888,177	$477,698	$1,365,875

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	August 31, 2009	October 1, 2008
	September 30,	September 30,	through	through
	2011	2010	September 30, 2009	August 30, 2009
Cash flows from operating activities:
Net income (loss)	$115	$(198,242)	$(70,785)	$1,013,941
(Loss) income from discontinued operations	—	(2,735)	408	(86,802)

Income (loss) from continuing operations	115	(195,507)	(71,193)	1,100,743
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Bargain purchase gain from business acquisition	(151,077)	—	—	—
Depreciation of properties	47,156	54,841	5,158	36,745
Amortization of intangibles	46,580	45,920	3,513	19,099
Stock-based compensation	30,505	16,710	—	2,636
Impairment of goodwill and intangibles	32,450	—	—	34,391
Amortization of debt issuance costs	14,968	9,030	314	13,338
Amortization of debt discount	5,386	18,302	2,861	—
Write off of debt issuance costs on retired debt	15,420	6,551	—	2,358
Write off of unamortized discount on retired debt	8,950	59,162	—	—
Deferred income taxes	(16,119)	52,612	3,498	22,046
Cost of trading securities acquired for resale	(770,955)	—	—	—
Proceeds from trading securities sold	755,286	—	—	—
Interest credited/index credits to contractholder account balances	140,004	—	—	—
Call option collateral	(148,420)	—	—	—
Amortization of fixed maturity discounts and premiums	59,937	—	—	—
Net recognized losses on investments and derivatives	183,083	—	—	—
Charges assessed to contractholders for mortality and administration	(28,358)	—	—	—
Deferred policy acquisition costs	(41,152)	—	—	—
Cash transferred to reinsurer	(52,585)	—	—	—
Non-cash goodwill adjustment due to release of valuation allowance	—	—	47,443	—
Fresh-start reporting adjustments	—	—	—	(1,087,566)
Gain on cancelation of debt	—	—	—	(146,555)
Administrative related reorganization items	—	3,646	3,962	91,312
Payments for administrative related reorganization items	—	(47,173)	—	—
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,865	—	—
Non-cash interest expense on 12% Notes	—	24,555	—	—
Non-cash restructuring and related charges	15,143	16,359	1,299	28,368
Changes in operating assets and liabilities:
Receivables	12,969	12,702	5,699	68,203
Inventories	96,406	(66,127)	48,995	9,004
Prepaid expenses and other current assets	(14,474)	1,435	1,256	5,131
Accrued investment income	1,674	—	—
Reinsurance recoverable	(39,446)	—	—	—
Accounts payable and accrued and other current liabilities	(23,875)	88,594	22,438	(80,463)
Future policy benefits	(6,337)	—	—	—
Liability for policy and contract claims	(3,750)	—	—	—
Other operating	(16,379)	(74,019)	(6,565)	(88,996)

Net cash provided by continuing operating activities	153,105	62,458	68,678	29,794
Net cash provided by (used in) discontinued operating activities	—	(11,221)	6,273	(28,187)

Net cash provided by operating activities	153,105	51,237	74,951	1,607

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	August 31, 2009	October 1, 2008
	September 30,	September 30,	through	through
	2011	2010	September 30, 2009	August 30, 2009
Cash flows from investing activities:
Cost of investments acquired	(1,808,999)	(3,989)	—	—
Proceeds from investments sold, matured or repaid	1,699,919	30,094	—	—
Acquisitions, net of cash acquired	684,417	(2,577)	—	(8,460)
Capital expenditures	(38,250)	(40,374)	(2,718)	(8,066)
Cash acquired in common control transaction	—	65,780	—	—
Proceeds from sales of assets	7,240	388	71	379
Other investing activities, net	(12,365)	—	—	—

Net cash provided by (used in) investing activities of continuing operations	531,962	49,322	(2,647)	(16,147)
Net cash used in investing activities of discontinued operations	—	—	—	(855)

Net cash provided by (used in) investing activities	531,962	49,322	(2,647)	(17,002)

Cash flows from financing activities:
Proceeds from senior secured notes	498,459	—	—	—
Proceeds from preferred stock issuance, net of issuance costs	385,973	—	—	—
Proceeds from new senior credit facilities, excluding new revolving credit facility, net of discount	—	1,474,755	—	—
Payment of extinguished senior credit facilities, excluding old revolving credit facility	(224,763)	(1,278,760)	—	—
Reduction of other debt	—	(8,456)	(4,603)	(120,583)
Proceeds from other debt financing	5,788	13,688	—	—
Debt issuance costs, net of refund	(28,823)	(55,024)	(287)	(17,199)
Revolving credit facility activity	—	(33,225)	(31,775)	65,000
(Payments of) proceeds from supplemental loan	—	(45,000)	—	45,000
Prepayment penalty	(5,653)	—	—	—
Contractholder account deposits	494,956	—	—	—
Contractholder account withdrawals	(959,961)	—	—	—
Other financing activities, net	28,576	(1,716)	—	(61)

Net cash provided by (used in) financing activities	194,552	66,262	(36,665)	(27,843)

Effect of exchange rate changes on cash and cash equivalents	909	258	1,002	(376)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(8,048)	—	—

Net increase (decrease) in cash and cash equivalents	880,528	159,031	36,641	(43,614)
Cash and cash equivalents at beginning of period	256,831	97,800	61,159	104,773

Cash and cash equivalents at end of period	$1,137,359	$256,831	$97,800	$61,159

Cash and cash equivalents — Consumer Products and Other	$321,352	$256,831	$97,800	$61,159
Cash and cash equivalents — Insurance	816,007	—	—	—

Total cash and cash equivalents at end of period	$1,137,359	$256,831	$97,800	$61,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$190,171	$136,429	$5,828	$158,380
Cash paid for income taxes, net	37,171	36,951	1,336	18,768

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share figures)

(1)	Basis of Presentation and Nature of Operations

Harbinger Group Inc. (“HGI” and, prior to June 16, 2010, its accounting predecessor as described below, collectively with their respective subsidiaries, the “Company”) is a diversified holding company, the outstanding common stock of which is 93.2% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”) discussed in Note 13. Such common stock ownership by the Principal Stockholders represents a voting interest of 69% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. The Company has identified the following six sectors in which it intends to primarily pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. The Company may also make investments in other sectors. In addition to acquiring controlling equity interests, HGI may make investments in debt instruments and acquire minority equity interests in companies and expand operating businesses. The Company also owns 97.9% of Zap.Com, a public shell company that may seek assets or businesses to acquire.

On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”) under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the Principal Stockholders. The Principal Stockholders contributed approximately 54.5% of the then outstanding Spectrum Brands common stock to the Company and, in exchange for such contribution, the Company issued to the Principal Stockholders 119,910 shares of its common stock. Subsequently, on July 20, 2011 and July 29, 2011, the Principal Stockholders sold approximately 5,495 and 824 shares, respectively, of the Spectrum Brands common stock they held and Spectrum Brands sold approximately 1,000 and 150 newly-issued shares, respectively, of its common stock in a public offering. As of September 30, 2011, the Company’s and the Principal Stockholders’ ownership of the outstanding common stock of Spectrum Brands was 53.1% and 0.3%, respectively.

Spectrum Brands is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries, small appliances, pet supplies, home and garden control, electric shaving and grooming, electric personal care and portable lighting products. Spectrum Brands is a leading worldwide marketer of alkaline, zinc carbon, hearing aid and rechargeable batteries, battery-powered lighting products, branded small appliances, electric shavers and accessories, grooming products and hair care appliances, aquariums and aquatic health supplies, specialty pet supplies, insecticides, repellants and herbicides.

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

Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held controlling financial interests in both HGI and Spectrum Brands. As a result, the Spectrum Brands Acquisition is considered a transaction between

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities under common control under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although HGI was the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and HGI was not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in the Company’s financial statements to provide a more meaningful presentation of the transaction to the Company’s stockholders. Accordingly, the Company’s financial statements were retrospectively adjusted to reflect as the Company’s historical financial statements, those of SBI prior to June 16, 2010 and the combination of Spectrum Brands, HGI and HGI’s other subsidiaries thereafter. HGI’s assets and liabilities have been recorded at the Principal Stockholders’ basis as of June 16, 2010, the date that common control was first established. As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as the Company’s predecessor entity for periods preceding the June 16, 2010 date of the SB/RH Merger. In connection with the Spectrum Brands Acquisition, the Company changed its fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands.

On February 3, 2009, SBI and each of its wholly-owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court (the “Bankruptcy Filing”) for the Western District of Texas. On August 28, 2009 (the “Effective Date”) the Debtors emerged from Chapter 11 of the Bankruptcy Code. SBI adopted fresh-start reporting as of a convenience date of August 30, 2009. The term “Predecessor” refers only to SBI prior to the Effective Date and the term “Successor” refers to the Company for the periods subsequent to the Effective Date.

As discussed further in Note 22, on April 6, 2011 (the “FGL Acquisition Date”), the Company acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGL”), from OM Group (UK) Limited (“OMGUK”). Such acquisition (the “FGL Acquisition”) has been accounted for using the acquisition method of accounting. Accordingly, the results of FGL’s operations have been included in the Company’s consolidated financial statements commencing April 6, 2011.

FGL’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities and life insurance products. FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2)	Significant Accounting Policies and Practices

Consolidation and Fiscal Year End

The accompanying consolidated financial statements include the accounts of HGI and all other entities in which HGI has a controlling financial interest (none of which are variable interest entities); including Spectrum Brands (and SBI as its accounting predecessor prior to the SB/RH Merger), FGL, HGI Funding LLC (“HGI Funding”), Zap.Com Corporation (“Zap.Com”), and certain wholly-owned non-operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The non-controlling interest component of total equity represents the 46.9% share of Spectrum Brands and the 2.1% share of Zap.Com not owned by HGI. The Company’s fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. References herein to Fiscal 2011, 2010 and 2009 refer to the fiscal years ended September 30, 2011, 2010 and 2009.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

The Company follows the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities subsequent to the Spectrum Brands Acquisition and the FGL Acquisition. Accordingly, for purposes of the consolidated financial statement information of HGI presented herein, the Company operated in two segments, consumer products and, commencing April 6, 2011, insurance.

Revenue Recognition

Net Sales

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectability is deemed reasonably assured. The Company generally is not obligated to allow for, and it’s general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its batteries, shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net sales.”

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of “Net sales.”

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of “Net sales” or an increase of “Cost of goods sold”, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605, “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in “Net sales” and a corresponding asset is reported in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

Insurance Premiums

FGL’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. FGL’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premium collections for fixed index and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.

Net Investment Income

Dividends and interest income of FGL, recorded in “Net investment income,” are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.

For mortgage-backed securities, included in the fixed maturity available-for-sale securities portfolios, FGL recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income.”

Net Investment Losses

Net investment losses include realized gains and losses of FGL from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. For the insurance segment, realized gains and losses on the sale of investments are determined using the specific identification method.

Product Fees

Product fee revenue from universal life insurance (“UL”) products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance, policy administration and is assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Investments

Consumer Products and Other

HGI’s short-term investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, and (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance

FGL’s investments in debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 10) and deferred income taxes.

Available-for-sale Securities — Evaluation for Recovery of Amortized Cost

FGL regularly reviews its available-for-sale securities for declines in fair value that FGL determines to be other-than-temporary. For an equity security, if FGL does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, FGL concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to investment losses on the Company’s Consolidated Statements of Operations. When assessing FGL’s ability and intent to hold an equity security to recovery, FGL considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.

For FGL’s fixed maturity available-for-sale securities, FGL generally considers the following in determining whether FGL’s unrealized losses are other than temporarily impaired:

•	The estimated range and period until recovery;

•	Current delinquencies and nonperforming assets of underlying collateral;

•	Expected future default rates;

•	Collateral value by vintage, geographic region, industry concentration or property type;

•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•	Contractual and regulatory cash obligations.

FGL recognizes other-than-temporary impairment’s on debt securities in an unrealized loss position when one of the following circumstances exists:

•	FGL does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	FGL intends to sell a security; or

•	It is more likely than not that FGL will be required to sell a security prior to recovery.

If FGL intends to sell a debt security or it is more likely than not FGL will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, FGL will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment losses” in the accompanying Consolidated Statement of Operations. If FGL does not intend to sell a debt security or it is more likely than not FGL will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment losses” in the accompanying Consolidated Statement of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.

When assessing FGL’s intent to sell a debt security or if it is more likely than not FGL will be required to sell a debt security before recovery of its cost basis, FGL evaluates facts and circumstances such as, but not limited to,

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decisions to reposition FGL’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a security, FGL calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows FGL expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the debt security was previously impaired.

When evaluating mortgage-backed securities and asset-backed securities, FGL considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. FGL uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, FGL then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on FGL’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for other-than-temporary impairment by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. FGL also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.

Derivative Financial Instruments

Consumer Products and Other

Derivative financial instruments are used by the Company’s consumer products segment principally in the management of its interest rate, foreign currency and raw material price exposures. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

As of September 30, 2011, the Company had outstanding Preferred Stock that contained a conversion feature (see Note 13). If the Company were to issue certain equity securities at a price lower than the conversion price of the respective Preferred Stock, the conversion price would be adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). Therefore, in accordance with the guidance in ASC  Topic 815, “Derivatives and Hedging,” the conversion feature is considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

embedded derivative has been bifurcated from the host contract, marked to fair value and included in “Equity conversion feature of preferred stock” in the “Consumer Products and Other” sections of the accompanying Consolidated Balance Sheet as of September 30, 2011 with the change in fair value included as a component of “Other (expense) income, net” in the Consolidated Statement of Operations. The Company valued the conversion feature using the Monte Carlo simulation approach, which utilizes various inputs including the Company’s stock price, volatility, risk free rate and discount yield.

Insurance

The Company’s insurance segment hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheet at fair value. The change in fair value is recognized within “Net investment losses” in the accompanying Consolidated Statement of Operations.

FGL purchases and issues financial instruments and products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statement of Operations.

Displays and Fixtures

Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.

Permanent fixtures are more permanent in nature, are generally made from wire or other longer-lived materials, and are shipped to customers for use in displaying the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.

The costs of both temporary and permanent displays are capitalized as a prepaid asset and are included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

Inventories

The Company’s inventories are valued at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (FIFO) method.

Properties

Properties are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Building and improvements depreciable lives are 20-40 years and machinery, equipment and other depreciable lives are 2-15 years.

Properties held under capitalized leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangibles

Consumer Products

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, intangible assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. ASC Topic 350, “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Spectrum Brands’ management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an assets has become impaired. During Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009, Spectrum Brands’ goodwill and trade name intangibles were tested for impairment as of the August financial period end, the annual testing date for Spectrum Brands, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred (see Note 10).

Intangibles with Indefinite Lives

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”) and ASC 350, in addition to its annual impairment testing Spectrum Brands conducts goodwill and trade name intangible asset impairment testing if an event or circumstance (“triggering event”) occurs that indicates an impairment loss may have been incurred. Spectrum Brands’ management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired.

Intangibles with Definite or Estimable Useful Lives

Spectrum Brands assesses the recoverability of intangible assets with definite or estimable useful lives whenever an event or circumstance occurs that indicates an impairment loss may have been incurred. Spectrum Brands assesses the recoverability of these intangible assets by determining whether their carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the carrying value of the assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to estimated fair value determined based on projected future cash flows discounted at Spectrum Brands’ incremental borrowing rate. The cash flow projections used in estimating fair value are based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.

Insurance

Intangible assets of the Company’s insurance segment include value of business acquired (“VOBA”) and deferred acquisition costs (“DAC”).

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

The methodology for determining the amortization of VOBA and DAC varies by product type. For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. US GAAP requires that assumptions for these types of products not be modified unless recoverability testing deems them to be inadequate. VOBA and DAC amortization are reported within “Amortization of intangibles” in the Consolidated Statements of Operations.

VOBA and DAC for UL and investment-type products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and actual realized gains (losses) on investments.

Changes in assumptions can have a significant impact on VOBA and DAC balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA and DAC balances, FGL performs quarterly and annual analyses of VOBA and DAC for the annuity and life businesses, respectively. The VOBA and DAC balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, increase the rate of amortization.

The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of VOBA and DAC reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, FGL performs a retrospective unlocking of VOBA and DAC amortization as actual margins vary from expected margins. This unlocking is reflected in the Consolidated Statements of Operations.

For annuity, UL, and investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in accumulated other comprehensive income.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance

FGL’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the Consolidated Balance Sheet and Consolidated Statement of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheet as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums, benefits and DAC are reported net of insurance ceded.

Debt Issuance Costs

Debt issuance costs, which are capitalized within “Deferred charges and other assets,” and original issue discount, net of any premiums, on debt are amortized to interest expense using the effective interest method over the lives of the related debt agreements.

Accounts Payable

Included in accounts payable are book overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $151,077 on the FGL Acquisition.

The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense” on the Company’s Consolidated Statement of Operations.

Contractholder Funds and Future Policy Benefits

The liabilities for contractholder funds and future policy benefits for investment contracts and UL policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges. Investment contracts include FIAs, deferred annuities and immediate annuities without life contingencies. The liabilities for future insurance contract benefits and claim reserves for traditional life policies and pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Assumptions for contracts in-force as of the FGL Acquisition Date were updated as of that date.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for the secondary guarantees on UL-type products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of VOBA and DAC. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of VOBA and DAC.

FIA contracts are equal to the total of the policyholder account values before surrender charges, and additional reserves established on certain features offered that link interest credited to an equity index. These features create an embedded derivative that is not clearly and closely related to the host insurance contract. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statement of Operations.

Federal Home Loan Bank of Atlanta Agreements

Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by FGL to the FHLB.

Funding agreements were issued to the FHLB in 2003, 2004 and 2005. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreement totaled $169,580 at September 30, 2011 and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheet.

In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $191,331 at September 30, 2011.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of AOCI. Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2011 and September 30, 2010, accumulated gains related to foreign currency translation adjustments of $4,448 and $10,346 (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statement of Operations in the period they occur. The Company’s exchange losses (gains) on foreign currency transactions aggregating $3,370, $13,336 and $(726) for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, and $4,440 for the Predecessor period from October 1, 2008 through August 30, 2009, are included in “Other (expense) income, net,” in the accompanying Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs, which are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred shipping and handling costs of $201,480, $161,148 and $12,866 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor incurred shipping and handling costs of $135,511 during the period from October 1, 2008 through August 30, 2009.

Advertising Costs

Advertising costs, which are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.

The Company incurred advertising costs of $30,673, $37,520 and $3,166 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor incurred expenses for advertising of $25,813 during the period from October 1, 2008 through August 30, 2009.

Research and Development Costs

Research and development costs are charged to “Selling, general and administrative expenses” in the period they are incurred. The Company incurred research and development costs of $32,901, $31,013 and $3,027 during Fiscal 2011, Fiscal 2010 and for the period from August 31, 2008 through September 30, 2009, respectively. The Predecessor incurred research and development costs of $21,391 during the period from October 1, 2008 through August 30, 2009.

Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related other-than-temporary impairments on investment securities of the insurance segment classified as available-for-sale. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company does not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be permanently reinvested. Net unrealized gains and losses on investment securities classified as available-for-sale by FGL are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized.

Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of properties and other assets, departmental costs of full-time incremental

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Restructuring and related charges are reflected in “Cost of goods sold” and “Selling, general and administrative expenses” as applicable (see Note 23).

Benefits and Other Changes in Policy Reserves

Benefit expenses for deferred annuity, FIA and UL policies include benefit claims incurred during the period in excess of contract account balances. Other changes in policy reserves also include the change in reserves for life insurance products with secondary guarantee benefits. For traditional life, policy benefit claims are charged to expense in the period that the claims are incurred.

Reclassifications

Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between US GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal year 2013. The Company does not expect the guidance to impact the Company’s financial statements, as it only requires a change in the format of presentation.

Testing for Goodwill Impairment

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed beginning in fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Significant Risks and Uncertainties

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates.

The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Notes 17 and 22), (2) estimates of reserves for loss contingencies, including litigation, regulatory and environmental reserves (see Note 19), (3) valuation and impairment recognition for long-lived assets including properties, goodwill and intangibles (see Note 10), (4) revenue recognition, including estimates for returns, promotions and collectability of receivables (see Note 4), (5) assumptions used in actuarial valuations for defined benefit plans (see Note 15), (6) restructuring and related charges (see Note 23) and acquisition and integration related charges (see Note 22), (7) fair value of equity conversion feature of preferred stock (see Notes 6 and 13), (8) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 5 and 6), (9) other-than-temporary impairments of available-for-sale investments (see Note 5) and (10) VOBA and DAC amortization (see Notes 2 and 10).

Concentrations of Credit Risk and Major Customers

Trade receivables subject the Company’s consumer products segment to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.

The Company’s consumer products segment has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 24%, 22% and 23% of the Company’s “Net sales” during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, and approximately 23% of “Net sales” during the Predecessor’s period from October 1, 2008 through August 30, 2009. This major customer also represented approximately 16% and 15% of the Company’s trade account receivables, net as of September 30, 2011 and September 30, 2010, respectively (see Note 4).

Approximately 44%, 44% and 48% of the Company’s “Net sales” during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, occurred outside of the United States and approximately 42% of the Predecessor’s “Net sales” during the period from October 1, 2008 through August 30, 2009, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Concentrations of Financial Instruments

As of September 30, 2011, the Company’s most significant investment in one industry was FGL’s investment securities in the banking industry with a fair value of $1,987,993, or 12.6% of the invested assets portfolio. As of September 30, 2011, FGL’s exposure to sub-prime and Alt-A residential mortgage-backed securities was $264,575 and $34,112 or 1.7% and 0.2% of FGL’s invested assets, respectively.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Financial and Capital Markets Risk

Financial markets in the United States and elsewhere have experienced extreme volatility and disruption for more than two years, due largely to the stresses affecting the global banking system. Like other life insurers, FGL has been adversely affected by these conditions. FGL is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which have had an adverse effect on FGL’s results of operations, financial condition and liquidity prior to the FGL Acquisition. As discussed further in the following paragraph regarding risk factors, FGL expects to continue to face challenges and uncertainties that could adversely affect FGL’s results of operations and financial condition.

FGL’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of FGL’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of FGL’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGL to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by FGL’s products.

Concentration of Reinsurance Risk

FGL has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) that could have a material impact on FGL’s financial position (see Note 20). FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4)	Receivables

Receivables, net consist of the following:

	September 30,
	2011	2010

Trade accounts receivable	$370,733	$369,353
Other receivables	37,678	41,445

	408,411	410,798
Less: Allowance for doubtful
trade accounts receivable	14,128	4,351

	$394,283	$406,447

The following is an analysis of the allowance for doubtful trade accounts receivable:

	Balance at	Charged to				Balance at
	Beginning of	Costs and		Other		End of
Period	Period	Expenses	Deductions	Adjustments		Period

Fiscal 2011	$4,351	$9,777	$—	$—		$14,128
Fiscal 2010	1,011	3,340	—	—		4,351
August 31, 2009 through September 30, 2009 (Successor)	—	1,011	—	—		1,011
October 1, 2008 through August 30, 2009 (Predecessor)	18,102	1,763	(3,848)	(16,017	)(a)	—

(a)	Represents the elimination of allowance for doubtful accounts through fresh-start reporting as a result of SBI’s emergence from Chapter 11 of the Bankruptcy Code.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Investments

Consumer Products and Other

The Company’s short-term investments are summarized as follows:

	September 30,
	2011	2010

Trading:
Marketable equity securities	$262,085	$—
Marketable debt securities	12,665	—

	274,750	—

Held to maturity:
U.S. Treasury securities	75,638	53,965
Certificate of deposit	250	—

	75,888	53,965

Total	$350,638	$53,965

There was $44,030 of net unrealized losses recognized in “Other (expense) income, net” during Fiscal 2011 that relate to trading securities held at September 30, 2011.

Insurance

Investments of FGL at September 30, 2011 are summarized as follows:

				Fair
		Gross	Gross	Value and
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value

Available-for-sale securities
Asset-backed securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in other comprehensive income were unrealized gains of $524 and unrealized losses of $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at September 30, 2011.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, at September 30, 2011 were as follows:

	Amortized	Fair
	Cost	Value

Corporate, Municipal and U.S. Government securities:
Due in one year or less	$399,362	$398,594
Due after one year through five years	2,646,037	2,653,699
Due after five years through ten years	4,481,497	4,593,136
Due after ten years	4,952,582	5,330,153

Subtotal	12,479,478	12,975,582
Other securities which provide for periodic payments:
Asset-backed securities	501,469	500,484
Commercial-mortgage-backed securities	580,313	565,577
Hybrids	699,915	659,289
Agency residential mortgage-backed securities	217,354	222,025
Non-agency residential mortgage-backed securities	465,666	444,517

Total fixed maturity available-for-sale securities	$14,944,195	$15,367,474

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2011. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition Date, no individual securities have been in a continuous unrealized loss position greater than twelve months. The fair value and gross unrealized losses, of available-for-sale securities with gross unrealized losses, aggregated by investment category, were as follows:

	September 30, 2011
		Gross
		Unrealized
	Fair Value	Losses

Available-for-sale securities:
Asset-backed securities	$275,135	$(2,770)
Commercial mortgage-backed securities	338,865	(18,163)
Corporates	3,081,556	(130,352)
Equities	99,772	(9,033)
Hybrids	450,376	(51,055)
Municipals	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position		505

At September 30, 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities, commercial mortgage-backed securities and hybrids. Total unrealized losses were $234,795 at September 30, 2011. Finance-related exposure represents the largest component of the unrealized loss position in the portfolio at September 30, 2011. The increase in risk aversion in capital markets during the most recent period has also affected prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including the earlier vintage and higher quality securities currently owned. FGL has not added to any exposure in these sectors and will continue to monitor existing positions carefully.

At September 30, 2011, securities with a fair value of $31,320 were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and FGL’s intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL at September 30, 2011, for which a portion of the other-than-temporary impairment was recognized in accumulated other comprehensive income:

Balance at April 6, 2011	$—
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—
Other-than-temporary impairment was not previously recognized	667

Balance at September 30, 2011	$667

For the period from April 6, 2011 to September 30, 2011, FGL recognized credit losses in operations totaling $17,966, which experienced other-than-temporary impairments and had an amortized cost of $103,312 and a fair

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $85,846 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in net income and included in realized loss on investments above were as follows:

For the Period
April 6, 2011 to
September 30, 2011

Other-than-temporary impairments recognized in net income:
Commercial mortgage-backed securities	$20
Corporates	1,462
Equities	11,007
Non-agency residential mortgage-backed securities	5,059
Other invested assets	418

Total credit impairments	$17,966

Net Investment Income

The major sources of “Net investment income” on the Consolidated Statement of Operations were as follows:

For the Period
April 6, 2011 to
September 30, 2011

Fixed maturity available-for-sale securities	$364,771
Equity available-for-sale securities	10,190
Policy loans	1,511
Invested cash and short-term investments	129
Other investments	326

Gross investment income	376,927
Investment expense	(7,087)

Net investment income	$369,840

Net Investment Losses

Details underlying “Net investment losses” reported on the accompanying Consolidated Statement of Operations were as follows:

For the Period
April 6, 2011 to
September 30, 2011

Net realized gain on fixed maturity available-for-sale securities	$16,912
Realized loss on equity securities	(10,977)

Net realized gains on securities	5,935

Realized loss on certain derivative instruments	(44,776)
Unrealized loss on certain derivative instruments	(125,976)

Losses on derivative instruments	(170,752)

Realized loss on other invested assets	(2,074)

Net investment losses	$(166,891)

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional detail regarding the net investment losses is as follows:

For the Period
April 6, 2011 to
September 30, 2011

Total other-than-temporary impairments	$(17,466)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	500

Net other-than temporary impairments	(17,966)
Losses on derivative instruments	(170,752)
Other realized investment gains	21,827

Net investment losses	$(166,891)

For the period from April 6, 2011 to September 30, 2011, principal repayments, calls, tenders and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 20, totaled $2,104,272, gross gains on such sales totaled $43,902 and gross losses totaled $20,031.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in net income and included in net realized gains on available-for-sale securities above were $17,966 for the period from April 6, 2011 to September 30, 2011. The portion of other-than-temporary impairments recognized in AOCI is disclosed in Note 14.

Cash flows from investing activities by security classification were as follows:

	Year Ended September 30,
	2011	2010

Cost of investments acquired:
Available-for-sale	$1,285,951	$—
Held-to-maturity	123,428	(3,989)
Trading (acquired for holding)	332,715	—
Derivatives and other	66,905	—

	$1,808,999	$(3,989)

Proceeds from investments sold, matured or repaid:
Available-for-sale	$1,482,195	$—
Held-to-maturity	101,755	30,094
Trading	29,532	—
Derivatives and other	86,437	—

	$1,699,919	$30,094

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Derivative Financial Instruments

Consumer Products and Other

The fair value of outstanding derivative contracts recorded in the “Consumer Products and Other” sections of the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Asset Derivatives	Classification	2011	2010

Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$274	$2,371
Commodity contracts	Deferred charges and other assets	—	1,543
Foreign exchange contracts	Receivables	3,189	20
Foreign exchange contracts	Deferred charges and other assets	—	55

Total asset derivatives designated as hedging instruments		3,463	3,989
Derivatives not designated as hedging instruments		—	—

Total asset derivatives		$3,463	$3,989

		September 30,
Liability Derivatives	Classification	2011	2010

Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$1,246	$3,734
Interest rate contracts	Accrued and other current liabilities	708	861
Interest rate contracts	Other liabilities	—	2,032
Commodity contracts	Accounts payable	1,228	—
Commodity contracts	Other liabilities	4
Foreign exchange contracts	Accounts payable	2,698	6,544
Foreign exchange contracts	Other liabilities	—	1,057

Total liability derivatives designated as hedging instruments		5,884	14,228
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	10,945	9,698
Foreign exchange contracts	Other liabilities	12,036	20,887
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	75,350	—

Total liability derivatives		$104,215	$44,813

Changes in AOCI from Derivative Instruments

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing either

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations and within AOCI:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	August 31, 2009	October 1, 2008
Derivatives in Cash Flow	September 30,	September 30,	through	through
Hedging Relationships	2011	2010	September 30, 2009	August 30, 2009
Comodity contracts	$(1,750)	$3,646	$530	$(4,512)
Interest rate contracts	(88)	(13,059)	(127)	(8,130)
Foreign exchange contracts	(487)	(752)	(418)	1,357
Foreign exchange contracts	(4,011)	(4,560)	—	9,251
Comodity contracts	—	—	—	(1,313)

Total	$(6,336)	$(14,725)	$(15)	$(3,347)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,	Location of Gain (Loss)
	2011	2010	2009	2009	Recognized in Income on Derivatives
Comodity contracts	$2,617	$719	$—	$(11,288)	Cost of goods sold
Interest rate contracts	(3,319)	(4,439)	—	(2,096)	Interest expense
Foreign exchange contracts	(131)	(812)	—	544	Net sales
Foreign exchange contracts	(12,384)	2,481	—	9,719	Cost of goods sold
Comodity contracts	—	—	—	(2,116)	Discontinued operations

Total	$(13,217)	$(2,051)	$—	$(5,237)

	Amount of Gain ( Loss) Recognized in Income on Derivatives
	(Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Successor					Predecessor
					Period from	Period from
					August 31, 2009	October 1, 2008
	Year Ended		Year Ended		through	through
	September 30,		September 30,		September 30,	August 30,		Location of Gain (Loss)
	2011		2010		2009	2009		Recognized in Income on Derivatives
Comodity contracts	$(47)		$(1)		$—	$851		Cost of goods sold
Interest rate contracts	(205	)(a)	(6,112	)(b)	—	(11,847	)(c)	Interest expense
Foreign exchange contracts	—		—		—	—		Net sales
Foreign exchange contracts	—		—		—	—		Cost of goods sold
Comodity contracts	—		—		—	(12,803)		Discontinued operations

Total	$(252)		$(6,113)		$—	$(23,799)

(a)	Reclassified from AOCI associated with the prepayment of portions of the senior credit facility (see Note 12).

(b)	Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility (see Note 12).

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Included in this amount is $(6,191), reflected in the Derivatives Not Designated as Hedging Instruments table below, as a result of the de-designation of a cash flow hedge as described below.

Fair Value Contracts and Other

For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany payments and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the periods presented, the Company recognized the following gains (losses) on those derivatives:

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
Derivatives Not Designated	September 30,	September 30,	September 30,	August 30,		Location of Gain ( Loss)
as Hedging Instruments	2011	2010	2009	2009		Recognized in Income on Derivatives
Commodity contracts	$—	$153	$—	$(6,191	)(a)	Cost of goods sold
Foreign exchange contracts	(5,052)	(42,039)	(1,469)	3,075		Other (expense) income, net
Equity conversion feature of preferred stock	27,910	—	—	—		Other (expense) income, net

Total	$22,858	$(41,886)	$(1,469)	$(3,116)

(a)	Amount represents portion of certain future payments related to interest rate contracts that were de-designated as cash flow hedges during the pendency of the Bankruptcy Cases.

Additional Disclosures

Cash Flow Hedges

Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2011, Spectrum Brands had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt (exclusive of lender spreads) as follows: 2.25% for a notional principal amount of $200,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). During Fiscal 2010, in connection with the refinancing of its senior credit facilities, Spectrum Brands terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense. The derivative net (loss) on the U.S. dollar swaps contracts recorded in AOCI at September 30, 2011 was $(289), net of tax benefit of $334 and noncontrolling interest of $256. The derivative net gain (loss) on these contracts recorded in AOCI at September 30, 2010 was $(1,458), net of tax benefit of $1,640 and noncontrolling interest of $1,217. At September 30, 2011, the portion of derivative net (losses) estimated to be reclassified from AOCI into earnings over the next 12 months is $(289), net of tax and noncontrolling interest.

In connection with the SB/RH Merger and the refinancing of Spectrum Brands’ existing senior credit facilities associated with the closing of the SB/RH Merger, Spectrum Brands assessed the prospective effectiveness of its interest rate cash flow hedges during fiscal 2010. As a result, during fiscal 2010, Spectrum Brands ceased hedge accounting and recorded a loss of ($1,451) as an adjustment to interest expense for the change in fair value of its U.S. dollar swaps from the date of de-designation until the U.S. dollar swaps were re-designated. Spectrum Brands

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also evaluated whether the amounts recorded in AOCI associated with the forecasted U.S. dollar swap transactions were probable of not occurring and determined that occurrence of the transactions was still reasonably possible. Upon the refinancing of the existing senior credit facility associated with the closing of the SB/RH Merger, Spectrum Brands re-designated the U.S. dollar swaps as cash flow hedges of certain scheduled interest rate payments on the new $750,000 U.S. dollar term loan. At September 30, 2011, Spectrum Brands believes that all forecasted interest rate swap transactions designated as cash flow hedges are probable of occurring.

Spectrum Brands’ interest rate swap derivative financial instruments at September 30, 2011 and September 30, 2010 are summarized as follows:

	2011		2010
	Notional	Remaining	Notional	Remaining
	Amount	Term	Amount	Term

Interest rate swaps-fixed	$200,000	0.28 years	$300,000	1.28 years
Interest rate swaps-fixed	300,000	0.36 years	300,000	1.36 years

Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”.

At September 30, 2011 Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. At September 30, 2010 it had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The pretax derivative gain on these contracts recorded in AOCI by Spectrum Brands at September 30, 2011 was $182, net of tax expense of $148 and noncontrolling interest of $161. The derivative net (loss) on these contracts recorded in AOCI by it at September 30, 2010 was $(2,900), net of tax benefit of $2,204 and noncontrolling interest of $2,422. At September 30, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by Spectrum Brands over the next 12 months is $(182), net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2011 Spectrum Brands had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. At September 30, 2010 Spectrum Brands had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net loss on these contracts recorded in AOCI by Spectrum Brands at September 30, 2011 was $318, net of tax expense of $312 and noncontrolling interest of $281. The derivative net gain on these contracts recorded in AOCI by Spectrum Brands at September 30, 2010 was $1,230, net of tax expense of $1,201 and noncontrolling interest of $1,026. At September 30, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by Spectrum Brands over the next 12 months is $318, net of tax and noncontrolling interest.

Spectrum Brands was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing process for certain products. During the period from October 1, 2008 through August 30, 2009 (Predecessor) $(2,116) of pretax derivative gains (losses) were recorded as an adjustment to “(Loss) income from discontinued operations, net of tax,” for swap or option contracts settled at

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity. The hedges are generally highly effective; however, during the period from October 1, 2008 through August 30, 2009, $(12,803) of pretax derivative gains (losses) were recorded as an adjustment to “(Loss) income from discontinued operations, net of tax,” by the Predecessor. The amount recorded during the period from October 1, 2008 through August 30, 2009 was due to the shutdown of the growing products line of business and a determination that the forecasted transactions were probable of not occurring. The Successor had no such swap contracts outstanding as of September 30, 2009 and no related gain (loss) recorded in AOCI.

Fair Value Contracts

Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2011 and September 30, 2010 Spectrum Brands had $265,974 and $333,562, respectively, of such foreign exchange derivative notional value contracts outstanding.

During the period from October 1, 2008 through August 30, 2009, as a result of the Bankruptcy Cases, the Predecessor determined that previously designated cash flow hedge relationships associated with interest rate swaps became ineffective as of its February 3, 2009 bankruptcy petition date. Further, its then existing senior secured term credit agreement was amended in connection with the implementation of the bankruptcy plan, and accordingly the underlying transactions did not occur as originally forecasted. As a result, the Predecessor reclassified approximately $(6,191), pretax, of (losses) from AOCI as an adjustment to “Interest expense” during the period from October 1, 2008 through August 30, 2009. The Predecessor’s related derivative contracts were terminated during the pendency of the Bankruptcy Cases and settled at a loss on the Effective Date.

Credit Risk

Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was $18 and $75, respectively, at September 30, 2011 and September 30, 2010.

Spectrum Brands’ standard contracts do not contain credit risk related contingencies whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, as a result of Spectrum Brands’ current credit profile, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2011 and September 30, 2010, the Company had posted cash collateral of $418 and $2,363, respectively, related to such liability positions. In addition, at September 30, 2011 and September 30, 2010, Spectrum Brands had posted standby letters of credit of $2,000 and $4,000, respectively, related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Consolidated Balance Sheets.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance

The fair value of derivative instruments of FGL, including derivative instruments embedded in FIA contracts, is as follows:

September 30,
2011

Assets:
Derivative investments:
Call options	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,396,340
Other liabilities:
Futures contract	3,828
Available-for-sale embedded derivative	400

$1,400,568

The change in fair value of derivative instruments included in the accompanying Consolidated Statement of Operations is as follows:

For the Period
April 6, 2011 to
September 30, 2011

Revenues:
Net investment gains (losses):
Call options	$(142,665)
Futures contracts	(28,087)

(170,752)
Net investment income:
Available-for-sale embedded derivatives	19

$(170,733)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(69,968)

Additional Disclosures

FIA Contracts

FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheet with changes in fair value included as a component of benefits and other changes in policy reserves in the Consolidated Statement of Operations.

FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The majority of all such call options are one

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment losses”. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

Credit Risk

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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2011
	Credit Rating	Notional
Counterparty	(Moody’s/S&P)	Amount	Fair Value

Barclay’s Bank	Aa3/A+	$385,189	$4,105
Credit Suisse	Aa2/A	327,095	2,785
Bank of America	Baa1/A	1,692,142	14,637
Deutsche Bank	Aa3/A+	1,463,596	11,402
Morgan Stanley	A2/A	1,629,247	15,373
Nomura	Baa2/BBB+	107,000	4,033

		$5,604,269	$52,335

Collateral Agreements

FGL is required to maintain minimum ratings as a matter of routine practice in its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2011, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would incur if parties to the call options failed completely to perform according to the terms of the contracts was $52,335 at September 30, 2011.

FGL held 2,458 futures contracts at September 30, 2011. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the “Insurance” sections of the Consolidated Balance Sheet. The amount of collateral held by the counterparties for such contracts at September 30, 2011 was $9,820.

(7)	Fair Value of Financial Instruments

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

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required were as follows (asset/(liability)):

	September 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
Consumer Products and Other	Amount	Value	Amount	Value

Cash and cash equivalents	$321,352	$321,352	$256,831	$256,833
Short-term investments (including related interest receivable of $9 and $68)	350,647	350,649	54,033	54,005
Total debt	(2,048,780)	(2,135,528)	(1,743,767)	(1,868,754)
Derivatives:
Interest rate swap agreements	(1,954)	(1,954)	(6,627)	(6,627)
Commodity swap and option agreements	(958)	(958)	3,914	3,914
Foreign exchange forward agreements	(22,490)	(22,490)	(38,111)	(38,111)
Equity conversion feature of preferred stock	(75,350)	(75,350)	—	—
Redeemable preferred stock, excluding equity conversion feature	(292,437)	(337,060)	—	—
Insurance
Cash and cash equivalents	816,007	816,007	—	—
Investments:
Fixed maturities, available-for-sale	15,367,474	15,367,474	—	—
Equity securities, available-for-sale	287,043	287,043	—	—
Other invested assets	44,279	44,279	—	—
Derivatives:
Call options	52,335	52,335	—	—
Future contracts	(3,828)	(3,828)
Available-for-sale embedded derivatives	(400)	(400)	—	—
Investment contracts, included in contractholder funds	(14,549,970)	(13,388,353)	—	—
Note payable	(95,000)	(95,000)	—	—

The carrying amounts of receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the table above.

The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices. Investment contracts include deferred annuities, FIAs, UL and immediate annuities. The fair values of deferred annuity, FIAs, and UL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of September 30, 2011 which resulted in lower fair value reserves relative to the carrying value. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value. The fair value of FGL’s note payable approximates its carrying value as it was recently settled at such carrying value.

Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred (See Note 10) using fair value measurements with unobservable inputs (Level 3).

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 15 with respect to fair value measurements of the Company’s pension plan assets.

Financial assets and liabilities measured and carried at fair value on a recurring basis in the financial statements are summarized, according to the hierarchy previously described, as follows:

As of September 30, 2011	Level 1	Level 2	Level 3	Total

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$125,966	$374,518	$500,484
Commercial mortgage-backed securities	—	565,577	—	565,577
Corporate	—	11,696,090	159,684	11,855,774
Hybrids	—	654,084	5,205	659,289
Municipal	—	936,484	—	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517
U.S. Government	183,324	—	—	183,324
Fixed maturity securities — trading	—	12,665	—	12,665
Equity securities — available-for-sale	—	287,043	—	287,043
Equity securities — trading	238,062	24,023	—	262,085
Derivatives:
Call options	—	52,335	—	52,335
Foreign exchange forward agreements	—	3,189	—	3,189
Commodity swap and option agreements	—	274	—	274

Total assets carried at fair value	$421,386	$15,017,201	$546,478	$15,985,065

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$(1,396,340)	$(1,396,340)
Future contracts	—	(3,828)	—	(3,828)
Available-for-sale embedded derivatives	—	—	(400)	(400)
Interest rate swap agreements	—	(1,954)	—	(1,954)
Commodity swap and option agreements	—	(1,232)	—	(1,232)
Foreign exchange forward agreements	—	(25,679)	—	(25,679)
Equity conversion feature of preferred stock	—	—	(75,350)	(75,350)

Total liabilities carried at fair value	$—	$(32,693)	$(1,472,090)	$(1,504,783)

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010	Level 1	Level 2	Level 3	Total

Assets
Derivatives:
Commodity swap and option agreements	$—	$3,914	$—	$3,914
Foreign exchange forward agreements	—	75	—	75

Total assets carried at fair value	$—	$3,989	$—	$3,989

Liabilities
Derivatives:
Interest rate swap agreements	$—	$(6,627)	$—	$(6,627)
Foreign exchange forward agreements	—	(38,186)	—	(38,186)

Total liabilities carried at fair value	$—	$(44,813)	$—	$(44,813)

The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company consistently applies the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. For those securities trading in less liquid or illiquid markets with limited or no pricing information, the Company uses unobservable inputs in order to measure the fair value of these securities. This valuation relies on management’s judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

The Company did not adjust prices received from third parties as of September 30, 2011 or 2010. The Company does analyze the third-party pricing service’s valuation methodologies and related inputs and performs additional evaluations to determine the appropriate level within the fair value hierarchy.

The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what the Company would expect to receive or pay at the balance sheet date if the Company cancelled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives.

The fair values of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data.

The following tables summarize changes to financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy, all of which are held by FGL except for the equity conversion feature of HGI’s Preferred

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Balance at			Net	Net
	FGL	Total Gains (Losses)		Purchases,	Transfer in	Balance at
For the Period April 6, 2011 to	Acquisition	Included in	Included in	Sales &	(Out) of	End of
September 30, 2011	Date	Earnings	AOCI	Settlements	Level 3	Period

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$399,967	$—	$863	$(11,709)	$(14,603)	$374,518
Corporates	197,573	1,993	5,408	(45,229)	(61)	159,684
Hybrids	8,305	—	(61)	—	(3,039)	5,205
Agency residential mortgage-backed securities	3,271	—	41	—	—	3,312
Non-agency residential mortgage-backed securities	18,519	2,364	379	(17,503)	—	3,759

Total assets at fair value	$627,635	$4,357	$6,630	$(74,441)	$(17,703)	$546,478

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,466,308)	$69,968	$—	$—	$—	$(1,396,340)
Available-for-sale embedded derivatives	(419)	19	—	—	—	(400)
Equity conversion feature of preferred stock	—	27,910	—	(103,260)	—	(75,350)

Total liabilities at fair value	$(1,466,727)	$97,897	$—	$(103,260)	$—	$(1,472,090)

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the period ended September 30, 2011.

During the period ended September 30, 2011, primary market issuance and secondary market activity for hybrids and asset-backed securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL’s conclusion that there is sufficient trading activity in similar instruments to support classifying certain hybrids and asset-backed securities as Level 2 as of September 30, 2011. Accordingly, FGL’s assessment resulted in a transfer out of Level 3 of $3,039, $61 and $14,603, respectively, during the period ended September 30, 2011 related to hybrids, corporates and asset-backed securities.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments from April 6, 2011 to September 30, 2011. There were no issuances during this period.

				Net
				Purchases,
				Sales &
For the Period April 6, 2011 to September 30, 2011	Purchases	Sales	Settlements	Settlements

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$2,007	$—	$(13,716)	$(11,709)
Corporates	10,365	(48,898)	(6,696)	(45,229)
Non-agency residential mortgage-backed securities	—	(15,729)	(1,774)	(17,503)

Total assets	$12,372	$(64,627)	$(22,186)	$(74,441)

Liabilities
Equity conversion feature of preferred stock	$—	$(103,260)	$—	$(103,260)

(8)	Inventories

Inventories, net consist of the following:

	September 30,
	2011	2010

Raw materials	$59,928	$62,857
Work in process	25,465	28,239
Finished goods	349,237	439,246

	$434,630	$530,342

(9)	Properties

Properties, net consist of the following:

	September 30,
	2011	2010

Land, buildings and improvements	$101,303	$79,967
Machinery, equipment and other	202,844	157,319
Construction in progress	10,134	24,037

Total properties, at cost	314,281	261,323
Less accumulated depreciation	107,482	60,014

	$206,799	$201,309

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Goodwill and Intangibles

Consumer Products

A summary of the changes in the carrying amounts of goodwill and intangible assets of the consumer products segment is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total

Balance at September 30, 2009	$483,348	$690,236	$771,709	$1,461,945
Additions due to SB/RH Merger (Note 22)	120,079	170,930	192,397	363,327
Amortization during period	—	—	(45,920)	(45,920)
Effect of translation	(3,372)	(3,688)	(6,304)	(9,992)

Balance at September 30, 2010	600,055	857,478	911,882	1,769,360
Acquisitions (Note 22)	10,284	2,780	4,193	6,973
Intangible asset impairment	—	(32,450)	—	(32,450)
Amortization during period	—	—	(57,695)	(57,695)
Effect of translation	(1)	(1,013)	(1,266)	(2,279)

Balance at September 30, 2011	$610,338	$826,795	$857,114	$1,683,909

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which are summarized as follows:

	September 30, 2011			September 30, 2010
		Accumulated			Accumulated		Amortizable
	Cost	Amortization	Net	Cost	Amortization	Net	Life

Customer relationships	$738,937	$73,373	$665,564	$741,016	$35,865	$705,151	15-20 years
Trade names	149,700	16,320	133,380	149,689	3,750	145,939	4-12 years
Technology assets	71,805	13,635	58,170	67,097	6,305	60,792	4-17 years

	$960,442	$103,328	$857,114	$957,802	$45,920	$911,882

Amortization expense related to intangibles subject to amortization is as follows:

	Successor			Predecessor
			Period from	Period from
			August 31,	October 1,
			2009 through	2008 through
			September 30,	August 30,
	2011	2010	2009	2009
Customer relationships	$38,320	$35,865	$2,988	$14,920
Trade names	12,558	3,750	10	731
Technology assets	6,817	6,305	515	3,448

	$57,695	$45,920	$3,513	$19,099

Spectrum Brands estimates annual amortization expense for the next five fiscal years will approximate $58,000 per year.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment Charges

In accordance with ASC 350, Spectrum Brands conducts impairment testing on its goodwill. To determine fair value during Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009 Spectrum Brands used the discounted estimated future cash flows methodology, third party valuations and negotiated sales prices. Assumptions critical to Spectrum Brands’ fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. Spectrum Brands also tested fair value for reasonableness by comparison to the total market capitalization of Spectrum Brands, which includes both its equity and debt securities. In addition, in accordance with ASC 350, as part of Spectrum Brands’ annual impairment testing, Spectrum Brands tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to Spectrum Brands’ fair value estimates under the relief from royalty methodology were: (i) royalty rates; (ii) projected average revenue growth rates; and (iii) applicable discount rates.

A triggering event occurred in Fiscal 2011 which required Spectrum Brands to test its indefinite-lived intangible assets for impairment between annual impairment dates. The realignment of Spectrum Brands’ operating structure constituted a triggering event for impairment testing. Spectrum Brands first compared the fair values to the carrying amounts and determined the fair values were in excess of the carrying amounts and, accordingly, no further testing of goodwill was required. Furthermore, in connection with the triggering event impairment testing, Spectrum Brands also tested the fair values of its intangible assets and concluded that the fair value of its intangible assets exceeded is carrying value.

In connection with Spectrum Brands’ annual goodwill impairment testing performed during Fiscal 2011and Fiscal 2010 the first step of such testing indicated that the fair value of Spectrum Brands’ reporting units were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

In connection with the Predecessor’s annual goodwill impairment testing performed during Fiscal 2009, which was completed by the Predecessor before applying fresh-start reporting, the first step of such testing indicated that the fair value of the Predecessor’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2011, Spectrum Brands concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 Spectrum Brands recorded non-cash pretax intangible asset impairment charges of approximately $32,450 within “Selling, general and administrative expenses” which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. During Fiscal 2010, Spectrum Brands concluded that the fair value of its intangible assets exceeded its carrying value. During the period from October 1, 2008 through August 30, 2009, in connection with its annual impairment testing, Spectrum Brands concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during the period from October 1, 2008 through August 30, 2009 Spectrum Brands recorded non-cash pretax impairment charges of approximately $34,391 within “Selling, general and administrative expenses” representing the excess of the carrying amounts of the intangible assets over the fair value of such assets.

The above impairments of trade name intangible assets were primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition or upon adoption of fresh start reporting.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance

Information regarding VOBA and DAC (including DSI) is as follows:

	VOBA	DAC	Total

Balance at September 30, 2010	$—	$—	$—
Acquisition of FGL on April 6, 2011	577,163	—	577,163
Deferrals	—	41,152	41,152
Less: Amortization related to:
Unlocking	(2,320)	97	(2,223)
Interest	14,040	—	14,040
Other amortization	294	(996)	(702)
Add: Adjustment for unrealized investment (gains), net	(170,117)	(2,146)	(172,263)

Balance at September 30, 2011	$419,060	$38,107	$457,167

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations.

The above DAC balances include $5,048 of DSI, net of shadow adjustments as of September 30, 2011.

The weighted average amortization period for VOBA and DAC are approximately 5 and 5.5 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal years is as follows:

For the Year Ending	Estimated Amortization Expense
September 30,	VOBA	DAC

2012	$74,752	$3,713
2013	83,115	4,590
2014	76,070	5,084
2015	65,544	4,780
2016	57,646	4,442
Thereafter	232,050	17,644

(11)	Accrued and Other Liabilities

Accrued and other current liabilities consist of the following:

	September 30,
	2011	2010

Wages and benefits	$72,945	$94,422
Income taxes payable	31,606	37,118
Restructuring and related charges	16,187	23,793
Accrued interest	50,389	31,652
Accrued dividends on Preferred Stock	7,123	—
Other	139,379	126,632

	$317,629	$313,617

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance — Other liabilities consist of the following:

September 30,
2011

Retained asset account	$191,452
Funds withheld from reinsurers	52,953
Remittances and items not allocated	34,646
Accrued expenses	20,612
Amounts payable for investment purchases	13,353
Amounts payable to reinsurers	13,884
Derivatives — futures contracts	3,828
Other	46,799

$377,527

(12)  Debt

The Company’s consolidated debt consists of the following:

	September 30, 2011		September 30, 2010
	Amount	Rate	Amount	Rate

HGI:
10.625% Senior Secured Notes, due November 15, 2015	$500,000	10.625%	$—	—
Spectrum Brands:
Term loan, due June 17, 2016	525,237	5.1%	750,000	8.1%
9.5% Senior Secured Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	—	2.5%	—	4.1%
Other notes and obligations	19,333	10.5%	13,605	10.8%
Capitalized lease obligations	24,911	6.2%	11,755	5.2%

	2,064,512		1,770,391
Original issuance discounts on debt, net	(15,732)		(26,624)
Less current maturities	16,090		20,710

Long-term debt — Consumer Products and Other	$2,032,690		$1,723,057

FGL:
Note payable — Insurance	$95,000		$—

Aggregate scheduled maturities of debt as of September 30, 2011 are as follows:

Scheduled
Fiscal Year	Maturities

2012	$111,090
2013	14,347
2014	8,792
2015	8,376
2016	1,005,974
Thereafter	1,010,933

$2,159,512

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $2,645 in 2012, $2,208 in 2013, $1,671 in 2014, $1,255 in 2015, $1,230 in 2016 and $15,902 thereafter.

HGI

On November 15, 2010 and June 28, 2011, HGI issued $350,000 and $150,000, respectively, or $500,000 aggregate principal amount of 10.625% Senior Secured Notes due November 15, 2015 (“10.625% Notes”). The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, but were subsequently registered under the Securities Act. The 10.625% Notes were issued at an aggregate price equal to 99.311% of the principal amount thereof, with a net original issue discount (“OID”) of $3,445. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in its subsidiaries (with the exception of Zap.Com, but including Spectrum Brands, Harbinger F&G, LLC (“HFG”), the wholly-owned parent of FGL, and HGI Funding) and HGI’s directly held cash and investment securities.

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

The indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the ability of HGI, and, in certain cases, HGI’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. HGI is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the assets held directly by HGI, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding. At September 30, 2011, the Company was in compliance with all covenants under the 10.625% Notes.

HGI incurred $16,200 of costs in connection with its issuance of the 10.625% Notes. These costs are classified as “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of September 30, 2011 and, along with the OID, are being amortized to interest expense utilizing the effective interest method over the term of the 10.625% Notes.

Spectrum Brands

In connection with the SB/RH Merger, on June 16, 2010, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement consisting of a $750,000 U.S. dollar term subsequently refinanced in February 2011 (the “Term Loan”), (ii) issued $750,000 in aggregate principal amount of 9.5% Senior Secured Notes due June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300,000 U.S. Dollar asset based revolving loan facility (the “ABL Revolving Credit Facility”). The proceeds from such financings were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Facility”) and Spectrum Brands’

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The 9.5% Notes and 12% Notes were issued by SBI. SB/RH Holdings, LLC, a wholly-owned subsidiary of Spectrum Brands, and the wholly owned domestic subsidiaries of SBI are the guarantors under the 9.5% Notes. The wholly owned domestic subsidiaries of SBI are the guarantors under the 12% Notes. Spectrum Brands is not an issuer or guarantor of the 9.5% Notes or the 12% Notes. Spectrum Brands is also not a borrower or guarantor under the SBI term loan or the ABL Revolving Credit Facility. SBI is the borrower under the Term Loan and its wholly owned domestic subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. SBI and its wholly owned domestic subsidiaries are the borrowers under the ABL Revolving Credit Facility and SB/RH Holdings, LLC is a guarantor of that facility.

Senior Term Credit Facility

On February 1, 2011, Spectrum Brands completed the refinancing of its term loan facility, which was initially established in connection with the SB/RH Merger, and at February 1, 2011, had an aggregate amount outstanding of $680,000, with an amended and restated credit agreement (together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The Term Loan was issued at par and has a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, SBI and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

In connection with voluntary prepayments of $220,000 of term debt and the refinancing of the Term Loan, during Fiscal 2011, Spectrum Brands recorded charges to interest expense aggregating $37,544, consisting of (i) the accelerated amortization of debt issuance costs and original issue discount totaling $31,891 and (ii) prepayment penalties of $5,653. Spectrum Brands incurred $10,545 of fees in connection with the Term Loan, which are classified as “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of September 30, 2011 and are being amortized to interest expense utilizing the effective interest method over the term of the Term Loan.

9.5% Notes

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

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, Spectrum Brands recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as “Deferred charges and other assets” within the accompanying Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the remaining term of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code, Spectrum Brands issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, Spectrum Brands may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, Spectrum Brands agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods following the Effective Date. As a result of the refinancing of the Prior Term Facility Spectrum Brands is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. At both September 30, 2011 and September 30, 2010, Spectrum Brands had outstanding principal of $245,031, under the 12% Notes, including PIK interest of $26,955 that was added to principal during Fiscal 2010.

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

The 2019 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates of Spectrum Brands.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the 2019 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

In connection with the SB/RH Merger, Spectrum Brands obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the SB/RH Merger. Among other things, the Supplemental Indenture amended the definition of

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in control to exclude the Principal Stockholders and increased Spectrum Brands’ ability to incur indebtedness up to $1,850,000.

During Fiscal 2010, Spectrum Brands recorded $2,966 of fees in connection with the consent. The fees are classified as “Deferred charges and other assets” within the accompanying Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the remaining term of the 12% Notes effective with the closing of the SB/RH Merger.

ABL Revolving Credit Facility

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of Spectrum Brands and its subsidiaries’, restructuring costs, and other general corporate purposes.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During Fiscal 2010, Spectrum Brands recorded $9,839 of fees in connection with the ABL Revolving Credit Facility and, during Fiscal 2011, recorded $2,071 of fees in connection with the amendment. The fees are classified as “Deferred charges and other assets” within the accompanying Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the remaining term of the ABL Revolving Credit Facility. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2011, Spectrum Brands had aggregate borrowing availability of approximately $176,612, net of lender reserves of $48,769 and outstanding letters of credit of $32,962.

FGL

On April 7, 2011, Raven Reinsurance Company (“Raven Re”), a newly-formed wholly-owned subsidiary of FGL, issued a $95,000 surplus note to OMGUK, as discussed further in Note 20. The surplus note was issued at par and carried a 6% fixed interest rate. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled on October 17, 2011 in connection with the closing of the Raven Springing amendment and the replacement of the Reserve Facility (see Note 29).

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Temporary Equity

On May 13, 2011 and August 5, 2011, the Company issued 280 shares of Series A Preferred Stock and 120 shares of Series A-2 Preferred Stock, respectively, in private placements pursuant to securities purchase agreements, for aggregate gross proceeds of $400,000. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into the Company’s common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

If the Company were to issue certain equity securities at a price lower than the conversion price of the respective series of Preferred Stock, the conversion price would be adjusted downward to reflect the dilutive effect of the newly issued equity securities (a “down round” provision). Therefore, in accordance with the guidance in ASC 815, Derivatives and Hedging, the conversion feature requires bifurcation and must be separately accounted for as derivative liabilities at fair value with any changes in fair value reported in current earnings (see Note 6). The Company valued the conversion feature using the Monte Carlo simulation approach, which utilizes various inputs including the Company’s stock price, volatility, risk-free rate and discount yield.

As of the respective issuance dates, the Company determined the fair values of the bifurcated conversion feature were approximately $85,700 for the Series A and approximately $17,560 for the Series A-2. The residual $296,740 aggregate value of the host contracts, less $14,027 of issuance costs, has been classified as temporary equity, as the securities are redeemable at the option of the holder and upon the occurrence of an event that is not solely within the control of the issuer. The resulting $117,287 difference between the issuance price and initial carrying value of $282,713 is being accreted to “Preferred stock dividends and accretion” in the accompanying Consolidated Statements of Operations using the effective interest method over the Preferred Stock’s contractual/expected life of approximately seven years through May 13, 2018.

The carrying value of Preferred Stock reflects the following components as of September 30, 2011:

	Series A	Series A-2
	(280 Shares)	(120 Shares)	Total

Initial issuance price	$280,000	$120,000	$400,000
Principal accretion	4,308	747	5,055

Redemption value	284,308	120,747	405,055
Bifurcation of embedded conversion feature on issuance	(85,700)	(17,560)	(103,260)
Issuance costs	(11,058)	(2,969)	(14,027)
Accretion	4,210	459	4,669

	$191,760	$100,677	$292,437

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Permanent Equity

Accumulated Other Comprehensive Income (Loss)

Amounts recorded in AOCI in the accompanying Consolidated Statements of Permanent Equity (Deficit) and Comprehensive Income (Loss) consist of the following components:

		Non-credit	Other
		Related	Unrealized	Actuarial
	Unrealized	Other-than-	Gains (Losses)-	Adjustments	Cumulative
	Investment	temporary	Cash Flow	to Pension	Translation
	Gains, net	Impairments	Hedges	Plans	Adjustments	Total

Balances at August 30, 2009, Successor(A)	$—	$—	$—	$—	$—	$—
Gross change before reclassification adjustment	—	—	867	57	6,226	7,150
Net reclassification adjustment for losses (gains) included in earnings			—	—	—	—

Gross change after reclassification adjustment	—	—	867	57	6,226	7,150
Deferred tax effect	—	—	(16)	519	(330)	173
Deferred tax valuation allowance	—	—	—	(766)	11	(755)

Net adjustment to AOCI	—	—	851	(190)	5,907	6,568

Balances at September 30, 2009, Successor	$—	$—	$851	$(190)	$5,907	$6,568
Gross change before reclassification adjustment	—	—	(15,621)	(29,141)	11,511	(33,251)
Net reclassification adjustment for losses (gains) included in earnings			6,356	1,355	—	7,711

Gross change after reclassification adjustment	—	—	(9,265)	(27,786)	11,511	(25,540)
Deferred tax effect	—	—	2,775	8,904	1,085	12,764
Deferred tax valuation allowance	—	—	(116)	(2,763)	481	(2,398)
Noncontrolling interest	—	—	1,276	8,084	(12,682)	(3,322)

Net adjustment to AOCI	—	—	(5,330)	(13,561)	395	(18,496)
Noncontrolling interest recapitalization adjustment	—	—	1,342	1,347	4,044	6,733

Balances at September 30, 2010, Successor	$—	$—	$(3,137)	$(12,404)	$10,346	$(5,195)
Gross change before reclassification adjustment	420,929	500	(5,992)	(7,609)	(12,857)	394,971
Net reclassification adjustment for losses (gains) included in earnings	(3,861)	—	13,422	8	—	9,569

Gross change after reclassification adjustment	417,068	500	7,430	(7,601)	(12,857)	404,540
Intangible assets adjustment	(172,057)	(206)	—	—	—	(172,263)
Deferred tax effect	(85,709)	(103)	(2,671)	2,037	2,742	(83,704)
Deferred tax valuation allowance	—	—	(331)	3,529	(492)	2,706
Noncontrolling interest	—	—	(2,128)	373	5,436	3,681

Net adjustment to AOCI	159,302	191	2,300	(1,662)	(5,171)	154,960
Change in noncontrolling interest	—	—	132	278	(727)	(317)

Balances at September 30, 2011, Successor	$159,302	$191	$(705)	$(13,788)	$4,448	$149,448

Cumulative components at September 30, 2011:
Gross amounts (after reclassification adjustments)	$417,068	$500	$(968)	$(35,330)	$4,880	$386,150
Intangible assets adjustments	(172,057)	(206)	—	—	—	(172,263)
Tax effects	(85,709)	(103)	(359)	11,460	3,497	(71,214)
Noncontrolling interest	—	—	622	10,082	(3,929)	6,775

	$159,302	$191	$(705)	$(13,788)	$4,448	$149,448

Cumulative components at September 30, 2010:
Gross amounts (after reclassification adjustments)	$—	$—	$(8,398)	$(27,729)	$17,737	$(18,390)
Intangible assets adjustments	—	—	—	—	—	—
Tax effects	—	—	2,643	5,894	1,247	9,784
Noncontrolling interest	—	—	2,618	9,431	(8,638)	3,411

	$—	$—	$(3,137)	$(12,404)	$10,346	$(5,195)

(A)	Predecessor AOCI balances were eliminated upon adoption of fresh-start reporting.

Restricted Net Assets of Subsidiaries

HGI’s equity in restricted net assets of consolidated subsidiaries was approximately $1,173,000 as of September 30, 2011, representing 132% of HGI’s consolidated stockholders’ equity as of September 30, 2011 and consisted of net

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of FGL and Spectrum Brands, less noncontrolling interest, which were restricted as to transfer to HGI in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.

(15)	Employee Benefit Plans

Defined Benefit Plans

HGI

HGI has a noncontributory defined benefit pension plan (the “HGI Pension Plan”) covering certain former U.S. employees. During 2006, the HGI Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.

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

Spectrum Brands

Spectrum Brands has various defined benefit pension plans (the “Spectrum Brands Pension Plans”) covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service. Spectrum Brands funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with Spectrum Brands’ funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

Consolidated

The recognition and disclosure provisions of ASC Topic 715: “Compensation-Retirement Benefits” (“ASC 715”) requires recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the consolidated balance sheet, and to recognize changes in that funded status in AOCI. In accordance with the measurement date provisions of ASC 715, the Company measures all of its defined benefit pension and postretirement plan assets and obligations as of September 30, which is the Company’s fiscal year end.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide additional information on the Company’s pension and other postretirement benefit plans which principally relate to Spectrum Brands:

	Pension and Deferred
	Compensation Benefits		Other Benefits
	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation, beginning of year	$234,807	$132,752	$527	$476
Obligations assumed in merger with Russell Hobbs	—	54,468	—	—
Obligations of HGI plans as of June 16, 2010	—	18,691	—	—
Service cost	2,543	2,479	11	9
Interest cost	11,239	8,515	27	26
Actuarial (gain) loss	(9,022)	26,474	(21)	25
Participant contributions	189	495	—	—
Benefits paid	(10,189)	(6,997)	(2)	(9)
Foreign currency exchange rate changes	(905)	(2,070)	—	—

Benefit obligation, end of year	$228,662	$234,807	$542	$527

Change in plan assets:
Fair value of plan assets, beginning of year	$140,072	$78,345	$—	$—
Assets acquired in merger with Russell Hobbs	—	38,458	—	—
Assets of HGI plans as of June 16, 2010	—	14,433	—	—
Actual return on plan assets	(501)	8,127	—	—
Employer contributions	13,280	6,264	2	9
Employee contributions	1,821	2,127	—	—
Benefits paid	(10,189)	(6,997)	(2)	(9)
Plan expenses paid	(226)	(237)	—	—
Foreign currency exchange rate changes	(589)	(448)	—	—

Fair value of plan assets, end of year	$143,668	$140,072	$—	$—

Accrued Benefit Cost/Funded Status	$(84,994)	$(94,735)	$(542)	$(527)

Weighted-average assumptions:
Discount rate	4.0%-13.6%	3.8%-13.6%	5.0%	5.0%
Expected return on plan assets	3.0%-7.8%	4.5%-8.8%	N/A	N/A
Rate of compensation increase	0%-5.5%	0%-5.5%	N/A	N/A

The net underfunded status as of September 30, 2011 and September 30, 2010 of $84,994 and $94,735, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations”. Included in AOCI as of September 30, 2011 and September 30, 2010 are unrecognized net (losses) gains of $(13,788), net of tax of $11,460 and noncontrolling interest of $10,082, and $(12,404), net of tax of $5,894 and noncontrolling interest of $9,431, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2012 is $(720).

At September 30, 2011, the Company’s total pension and deferred compensation benefit obligation of $228,662 consisted of $86,801 associated with U.S. plans and $141,861 associated with international plans. The fair value of the Company’s assets of $143,668 consisted of $56,609 associated with U.S. plans and $87,059 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.0% and approximately 4.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

At September 30, 2010, the Company’s total pension and deferred compensation benefit obligation of $234,807 consisted of $81,956 associated with U.S. plans and $152,851 associated with international plans. The fair value of the Company’s assets of $140,072 consisted of $58,790 associated with U.S. plans and $81,282 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5% and approximately 4.8% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits				Other Benefits
	Successor			Predecessor	Successor			Predecessor
			Period from	Period from			Period from	Period from
			August 31, 2009	October 1, 2008			August 31, 2009	October 1, 2008
			through	through			through	through
	2011	2010	September 30, 2009	August 30, 2009	2011	2010	September 30, 2009	August 30, 2009
Components of net periodic benefit cost:
Service cost	$2,689	$2,479	$211	$2,068	$11	$9	$1	$8
Interest cost	11,239	8,515	612	6,517	27	26	2	24
Expected return on assets	(8,835)	(6,063)	(417)	(4,253)	—	—	—	—
Amortization of prior service cost	—	535	—	202	—	—	—	—
Amortization of transition obligation	—	207	—	—	—	—	—	—
Curtailment loss	—	—	—	300	—	—	—	—
Recognized net actuarial (gain) loss	8	613	—	37	(52)	(58)	(5)	(53)

Net periodic cost (benefit)	$5,101	$6,286	$406	$4,871	$(14)	$(23)	$(2)	$(21)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target	Actual
	2011	2011	2010

Asset Category
Equity securities	0-60%	47%	46%
Fixed income securities	0-40%	21%	23%
Other	0-100%	32%	31%

	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.2%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2011 review of such rates. The plan assets currently do not include holdings of common stock of HGI or its subsidiaries.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s fixed income securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company’s expected future pension benefit payments for Fiscal 2012 through its fiscal year 2021 are as follows:

2012	$8,944
2013	9,245
2014	9,515
2015	9,889
2016	10,478
2017 to 2021	59,100

The following table sets forth the fair value of the Company’s pension plan assets:

	September 30,	September 30,
	2011(a)	2010(a)

U.S. defined benefit plan assets:
Mutual funds — equity	$16,516	$—
Common collective trusts — equity	21,024	36,723
Common collective trusts — fixed income	18,402	22,067
Other	667	—

Total U.S. defined benefit plan assets	56,609	58,790

International defined benefit plan assets:
Common collective trusts — equity	29,532	28,090
Common collective trusts — fixed income	11,467	9,725
Insurance contracts — general fund	37,987	40,347
Other	8,073	3,120

Total International defined benefit plan assets	87,059	81,282

Total defined benefit plan assets	$143,668	$140,072

(a)	The fair value measurements of the Company’s defined benefit plan assets are based on unadjusted quoted prices for identical assets and liabilities in active markets (Level 1) for mutual funds and observable market price inputs (Level 2) for common collective trusts and other investments. Each collective trust’s valuation is based on its calculation of net asset value per share reflecting the fair value of its underlying investments. Since each of these collective trusts allows redemptions at net asset value per share at the measurement date, its valuation is categorized as a Level 2 fair value measurement. The fair values of insurance contracts and other investments are also based on observable market price inputs (Level 2).

Defined Contribution Plans

Spectrum Brands sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Spectrum Brands also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. FGL sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their eligible compensation, subject to limitations and FGL makes a discretionary matching contribution of up to 5% of eligible compensation. FGL has also established a nonqualified defined contribution plan for independent agents. FGL makes contributions to the plan based on both FGL’s and the agent’s performance. Contributions are discretionary and evaluated annually. HGI also sponsors a defined contribution plan for its corporate employees in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. HGI makes a discretionary matching contribution of up to 4% of eligible compensation. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 were $5,346, $3,471 and $44, respectively. Predecessor contributions charged to operations, including discretionary amounts, for the period from October 1, 2008 through August 30, 2009 were $2,623.

(16)	Stock Compensation

The Company recognized consolidated stock compensation expense as follows:

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Stock compensation expense	$30,505	$16,710	$—	$2,636
Related tax benefit	10,636	5,837	—	994
Noncontrolling interest	9,057	4,932	—	—

Net	$10,812	$5,941	$—	$1,642

The amounts before taxes and non-controlling interest are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.

HGI

On December 5, 1996, HGI’s stockholders approved a long-term incentive plan (the “1996 HGI Plan”) that permitted the grant of options to purchase up to 8,000 shares of common stock to key employees of the Company. These awards were granted at prices equivalent to the market value of the common stock on the date of grant. These options vest ratably over three years beginning on the first anniversary and expired on the tenth anniversary of the grant. At September 30, 2011, stock options covering a total of 1,797 shares had been exercised and 135 options to purchase common stock are outstanding, with a weighted average exercise price of $6.97.

In March 2002, the Company issued specific stock option grants of 48 options to each of the non-employee directors of the Company. These grants were non-qualified options that vested ratably over three years beginning on the first anniversary and expire on the tenth anniversary of the grant. At September 30, 2011, there were 8 options to purchase common stock outstanding with an exercise price of $3.33.

On September 15, 2011, the Company’s stockholders approved the 2011 Omnibus Award Plan (the “2011 HGI Plan”). The 2011 HGI Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17,000 shares of common stock. The 2011 HGI Plan prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. Under the 2011 HGI Plan, no new awards will be granted under the 1996 HGI Plan and any shares of common stock available for issuance under the 1996 HGI Plan that are not subject to outstanding awards will no longer be available for issuance. As of September 30, 2011, 17,000 shares are available for issuance under this plan.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HGI recognized $116 and $34 of stock compensation expense during Fiscal 2011 and the period from June 16, 2010 through September 30, 2010, respectively. A summary of the Company’s stock options outstanding as of September 30, 2010 and 2011, and related activity during Fiscal 2011, is as follows:

		Weighted	Weighted Average
	Units/	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
				(In thousands)

Outstanding at September 30, 2010	509	$5.62
Granted	—	$—
Exercised	(150)	$2.78
Forfeitured	(216)	$6.83

Outstanding at September 30, 2011	143	$6.77	7.8 years	$14

Exercisable at September 30, 2011	53	$6,42	7.1 years	$14

Vested or expected to vest at September 30, 2011	143	$6.77	7.8 years	$14

During Fiscal 2010, prior to the June 16, 2010 inclusion of HGI’s results herein, stock options for 10,000 and 125,000 shares were granted by HGI with grant date fair values of $2.35 and $2.63 per share, respectively. The following assumptions were used in Fiscal 2010 in the determination of these grant date fair values using the Black-Scholes option pricing model:

2010

Risk-free interest rate	2.6%
Assumed dividend yield	—
Expected option term	6 years
Volatility	32.0%

As of September 30, 2011, there was approximately $147 of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.2 years.

Spectrum Brands

On the Effective Date all of the existing common stock of the Predecessor was extinguished and deemed cancelled. Spectrum Brands had no stock options, SARs, restricted stock or other stock-based awards outstanding as of September 30, 2009.

In September 2009, SBI’s board of directors adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the SB/RH Merger the 2009 Plan was assumed by Spectrum Brands. Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan.

In conjunction with the SB/RH Merger, Spectrum Brands adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan.

On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), which was approved by Spectrum Brands’ stockholders on March 1, 2011. Up to 4,626 shares of common stock of Spectrum Brands, net of cancellations, may be issued under the 2011 Plan.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock compensation expense associated with restricted stock awards recognized by Spectrum Brands during Fiscal 2011 was $30,389 or $10,696, net of taxes and non-controlling interest. Total stock compensation expense associated with restricted stock awards recognized by Spectrum Brands during Fiscal 2010 was $16,676 or $5,907, net of taxes non-controlling interest. Spectrum Brands recorded no stock compensation expense during the period from August 31, 2009 through September 30, 2009. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Predecessor during the period from October 1, 2008 through August 30, 2009 was $2,636 or $1,642, net of taxes.

Spectrum Brands granted approximately 1,674 shares of restricted stock during Fiscal 2011. Of these grants, 93 restricted stock units are time-based and vest over a period ranging from one year to three years. The remaining 1,581 shares are restricted stock units that are both performance and time based and vest as follows: (i) 699 stock units vest over a one year performance based period followed by a one year time-based period; (ii) 882 stock units vest over a two year performance based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $48,530.

Spectrum Brands granted approximately 939 shares of restricted stock during Fiscal 2010. Of these grants, 271 restricted stock units were granted in conjunction with the SB/RH Merger and are time-based and vest over a one year period. The remaining 668 shares are restricted stock grants that are time based and vest as follows: (i) 18 shares vest over a one year period; (ii) 611 shares vest over a two year period; and (iii) 39 shares vest over a three year period. The total market value of the restricted shares on the date of the grant was approximately $23,299.

The fair value of restricted stock is determined based on the market price of Spectrum Brands’ shares on the grant date. A summary of Spectrum Brands non-vested restricted stock awards and restricted stock units as of September 30, 2010 and 2011, and related activity during Fiscal 2011, is as follows:

		Weighted
	Units/	Average Grant	Fair Value at
Restricted Stock Awards	Shares	Date Fair Value	Grant Date

Restricted Spectrum Brands stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(323)	$23.32	(7,531)

Restricted Spectrum Brands stock awards at September 30, 2011	123	$24.20	$2,977

		Weighted
	Units/	Average Grant	Fair Value at
Restricted Stock Units	Shares	Date Fair Value	Grant Date

Restricted Spectrum Brands stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,674	$29.00	48,530
Forfeited	(43)	$29.46	(1,267)
Vested	(235)	$28.23	(6,635)

Restricted Spectrum Brands stock units at September 30, 2011	1,645	$28.97	$47,656

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Income Taxes

Income tax expense (benefit) was calculated based upon the following components of income (loss) from continuing operations before income tax:

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Pretax income (loss):
United States	$(82,079)	$(238,179)	$(28,043)	$936,379
Outside the United States	132,749	105,867	8,043	186,975

Total pretax income (loss)	$50,670	$(132,312)	$(20,000)	$1,123,354

The components of income tax expense were as follows:

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Current:
Federal	$(875)	$—	$—	$—
Foreign	32,649	44,481	3,111	24,159
State	2,336	2,913	282	(364)

Total current	34,110	47,394	3,393	23,795

Deferred:
Federal	(20,622)	22,119	49,790	(1,599)
Foreign	28,054	(6,514)	(1,266)	1,581
State	9,013	196	(724)	(1,166)

Total deferred	16,445	15,801	47,800	(1,184)

Income tax expense	$50,555	$63,195	$51,193	$22,611

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax expense are summarized as follows:

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Expected income tax expense (benefit) at Federal statutory rate	$17,735	$(46,309)	$(7,000)	$393,174
State and local income taxes, net of Federal income tax benefit	1,235	(4,975)	(773)	(7,078)
Bargain purchase gain	(52,877)	—	—	—
Valuation allowance for deferred tax assets	77,027	92,673	1,474	(52,060)
Residual tax on foreign earnings	14,357	9,312	56,939	285
Foreign rate differential	(12,756)	(10,059)	(718)	(8,512)
Permanent items	10,657	2,584	(1,193)	11,458
Preferred stock embedded derivative	(9,486)	—	—	—
Deferred tax correction of immaterial prior period error	4,873	5,900	—	—
Capitalized transaction costs	2,800	—	—	—
Inflationary adjustments	(1,472)	3,409	224	(185)
Unrecognized tax benefits	(2,793)	3,234	1,864	310
Other	1,255	(1,252)	376	39
Reorganization items	—	8,678	—	—
Fresh start reporting valuation adjustment	—	—	—	(380,784)
Gain on settlement of liabilities subject to compromise	—	—	—	50,383
Professional fees incurred in connection with bankruptcy filing	—	—	—	15,581

Reported income tax expense	$50,555	$63,195	$51,193	$22,611

Effective tax rate	99.8%	(47.8)%	(256.0)%	2.0%

For the year ended September 30, 2011, the Company’s effective tax rate of 99.8% was negatively impacted by the net establishment of valuation allowances against losses in the United States and some foreign jurisdictions. In addition, no tax benefits were recognized on the Company’s indefinite lived intangibles, which are amortized for tax purposes. The Company’s effective tax rate was positively impacted by the recognition of a bargain purchase gain from the FGL Acquisition, for which no income tax provision was required. In addition, permanently reinvested income in the foreign jurisdictions in which the Company operates is subject to lower tax rates than the U.S Federal statutory income tax rate.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,	September 30,
	2011	2010

Current deferred tax assets:
Employee benefits	$14,188	$21,770
Restructuring and purchase accounting	10,682	6,486
Inventories and receivables	21,521	13,484
Marketing and promotional accruals	8,911	5,783
Capitalized transaction costs	292	—
Unrealized losses on mark-to-market securities	9,574	—
Net operating loss and credit carryforwards	2,116	—
Other	12,855	24,658
Valuation allowance	(37,523)	(30,248)

Total current deferred tax assets	42,616	41,933

Current deferred tax liabilities:
Inventories and receivables	(5,015)	(1,947)
Tax on unremitted foreign earnings	(2,118)	—
Other	(5,969)	(3,885)

Total current deferred tax liabilities	(13,102)	(5,832)

Net current deferred tax assets, included in “Prepaid expenses and other current assets”	$29,514	$36,101

Noncurrent deferred tax assets:
Employee benefits	$32,369	$19,600
Restructuring and purchase accounting	2,269	20,541
Marketing and promotional accruals	587	1,311
Net operating loss, credit and capital loss carryforwards	1,026,610	518,762
Prepaid royalty	7,346	9,708
Properties	5,240	3,207
Capitalized transaction costs	4,648	—
Unrealized losses on mark-to-market securities	18,574	4,202
Other	59,232	15,007
Deferred acquisition costs	74,175	—
Insurance reserves and claim related adjustments	408,214	—
Valuation allowance	(764,710)	(309,924)

Total noncurrent deferred tax assets	874,554	282,414

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,
	2011	2010

Noncurrent deferred tax liabilities:
Properties	(16,593)	(13,862)
Unrealized gains	(11,619)	—
Intangibles	(571,454)	(544,478)
Value of business acquired	(148,876)	—
Investments	(246,632)	—
Other	(6,418)	(1,917)

Total noncurrent deferred tax liabilities	(1,001,592)	(560,257)

Net noncurrent deferred tax liabilities, included in “Deferred tax assets” (Insurance) and “Deferred tax liabilities” (Consumer Products and Other)	$(127,038)	$(277,843)

Net current and noncurrent deferred tax liabilities	$(97,524)	$(241,742)

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. A valuation allowance is established when management concludes that all or a portion of deferred tax assets are not more-likely-than-not realizable. As a result of cumulative losses incurred over the past three years, the Company concluded that certain of its deferred tax assets were not more-likely-than-not realizable. As a result, a valuation allowance was recorded. The realization of the Company’s deferred tax assets is primarily dependent on future earnings. In the future, the net amount of the Company’s deferred tax assets could be further reduced by additional valuation allowances if actual future taxable income is lower than anticipated. The deferred tax assets for which a valuation allowance was recorded resulted from U.S. and foreign tax loss carryforwards, tax credit carryforwards and U.S. capital loss carryforwards.

HGI

As a result of HGI’s cumulative losses over the past three years, management concluded at September 30, 2011, that a valuation allowance was required for its entire net deferred tax asset balance. HGI’s valuation allowance at September 30, 2011, totaled $53,034. This resulted from the Company’s conclusion that tax benefits on its pretax losses are not more-likely-than-not realizable. HGI has approximately $63,328 of U.S. Federal net operating loss (“NOL”) carryforwards which, if unused, will expire in years 2029 through 2031. The Company also concluded that a valuation allowance was required for HGI’s entire net deferred tax asset balance at September 30, 2010, in the amount of $9,236.

Spectrum Brands

At September 30, 2011, Spectrum Brands has U.S. Federal and state and local NOL carryforwards of $1,163,012 and $1,197,367, respectively. If unused, they will expire through year 2032. Spectrum Brands has foreign loss carryforwards totaling $140,062 which will expire beginning in 2012. Certain of the foreign net operating losses have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on use of its NOL carryforwards that arose prior to its emergence from bankruptcy. Spectrum Brands has had multiple changes of ownership, as defined under IRC Section 382, that subject the utilization of Spectrum Brands’ U.S. Federal and state and local NOL carryforwards and other tax attributes to certain limitations. Due to these limitations, Spectrum Brands estimates that $302,465 of its U.S. Federal NOL carryforwards and $385,159 of its state and local NOL carryforwards will expire unused. In addition, separate return year limitations apply to limit Spectrum Brands’ utilization of U.S. Federal and state and local NOL carryforwards acquired from Russell Hobbs. As a result, such carryforwards, which total $326,747, may only be used to offset future income of the Russell Hobbs subgroup.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spectrum Brands estimates that $35,354 of its total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against the deferred tax assets recorded for these losses. The Predecessor Company recognized income tax expense of approximately $124,054 related to gains on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. Spectrum Brands has, in accordance with IRC Section 108, reduced its NOL carryforwards for cancellation of indebtedness income that arose from its emergence from Chapter 11 of the Bankruptcy Code, under IRC Section 382(1)(6). As of September 30, 2011 and September 30, 2010, Spectrum Brands’ valuation allowances totaled approximately $373,893 and $330,936, respectively. These valuation allowances were recorded on: (i) U.S. net deferred tax assets totaling $338,538 and $299,524, respectively; and (ii) foreign net deferred tax assets totaling $35,354 and $31,412, respectively. The increase in Spectrum Brands’ valuation allowance during the year ended September 30, 2011 totaled $42,957, of which $39,014 relates to U.S. net deferred tax assets, and $3,942 to foreign net deferred tax assets. In addition, during the year ended September 30, 2011, Spectrum Brands concluded that its deferred tax assets recorded for Brazil NOL carryforwards are not more-likely-than not realizable. As a result, the Company recorded $25,877 of valuation allowance, increasing foreign deferred tax expense.

For the years ending September 30, 2011 and 2010, Spectrum Brands recorded residual U.S. and foreign income and withholding taxes on approximately $39,391 and $26,600 of foreign earnings, causing an increase to income tax expense of $771 and $9,312, respectively. These income tax expense accruals were necessary primarily as a result of non-cash deemed distributions under U.S. tax law. During the period from August 31, 2009 through September 30, 2009, the Successor recorded residual U.S. and foreign income and withholding taxes on $165,937 of actual and deemed distributions of foreign earnings, resulting in an increase to income tax expense of approximately $58,295. These distributions reduced the Company’s U.S. tax loss for Fiscal 2009. Remaining undistributed earnings of Spectrum Brands’ foreign operations, which total approximately $451,796 and $302,447 at September 30, 2011 and September 30, 2010, respectively, are permanently reinvested. Accordingly, no residual income taxes have been provided on these earnings at September 30, 2011 and September 30, 2010, respectively. The Company is not able to reasonably estimate the incremental U.S. and foreign income and withholding taxes on its permanently reinvested foreign earnings. Due to the Spectrum Brands’ plans to voluntarily pay down its U.S. debt, repurchase shares, fund U.S. acquisitions and its ongoing U.S. operational cash flow requirements, Spectrum Brands does not plan to permanently reinvest its future foreign subsidiary earnings (i.e., earnings after September 30, 2011) except to the extent: (i) foreign earnings repatriation is precluded by local law; or (ii) such earnings are currently taxable as deemed dividends under U.S. tax law.

FGL

At September 30, 2011, FGL’s deferred tax assets were primarily the result of U.S. NOL, capital loss and tax credit carryforwards and insurance reserves. Its net deferred tax asset position at September 30, 2011, before consideration of its recorded valuation allowance, totaled $586,947. A valuation allowance of $375,306 was recorded against its gross deferred tax asset balance at September 30, 2011. FGL’s net deferred tax asset position at September 30, 2011 is $211,641, after taking into account the valuation allowance. For the year ended September 30, 2011, $85,709 of deferred tax liabilities were established and recorded through AOCI as a result of unrealized gains on securities that were marked to market. For the year ended September 30, 2011, the Company reversed $30,064 of valuation allowance based on management’s reassessment of the amount of its deferred tax assets that are more-likely-than-not realizable.

At September 30, 2011, FGL has NOL carryforwards of $428,005 which, if unused, will expire in years 2023 through 2031. FGL has capital loss carryforwards totaling $717,267 at September 30, 2011, which if unused, will expire in years 2012 through 2016. In addition, FGL has low income housing tax credit carryforwards totaling $68,099, which if unused, will expire in years 2017 through 2031. Alternative minimum tax credits totaling $6,304 may be carried forward indefinitely.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, as defined under IRC Section 382.

Uncertain Tax Positions

The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2011, and September 30, 2010, are $9,013 and $13,174, respectively. If recognized in the future, the entire amount of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2011 and September 30, 2010, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $4,682 and $5,860, respectively. For Fiscal 2011, interest and penalties decreased income tax expense by $1,422. For Fiscal 2010, interest and penalties increased income tax expense by $1,527. Interest and penalties recorded by the Predecessor Company for the period August 31, 2009 through September 30, 2009 were not material. In connection with the SB/RH Merger, Spectrum Brands recorded reserves for additional UTBs of approximately $3,299 as part of purchase accounting.

At September 30, 2011, filed income tax returns for certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of these examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

The Company believes its income tax reserves for uncertain tax positions are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

Unrecognized tax benefits at September 30, 2008 (Predecessor)	$6,755
Gross increase — tax positions in prior period	26
Gross decrease — tax positions in prior period	(11)
Gross increase — tax positions in current period	1,673
Lapse of statutes of limitations	(807)

Unrecognized tax benefits at August 30, 2009 (Predecessor)	7,636
Gross decrease — tax positions in prior period	(15)
Gross increase — tax positions in current period	174
Lapse of statutes of limitations	(30)

Unrecognized tax benefits at September 30, 2009 (Successor)	7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
HGI unrecognized tax benefits as of June 16, 2010	732
Gross decrease — tax positions in prior period	(904)
Gross increase — tax positions in current period	3,390
Lapse of statutes of limitations	(1,060)

Unrecognized tax benefits at September 30, 2010 (Successor)	13,174
Gross increase — tax positions in prior period	1,658
Gross decrease — tax positions in prior period	(823)
Gross increase — tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,742)

Unrecognized tax benefits at September 30, 2011 (Successor)	$9,013

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HGI files U.S. Federal consolidated and state and local combined and separate income tax returns. HGI’s consolidated and combined returns do not include Spectrum Brands or FGL (life insurance group), each of which files their own consolidated Federal, and combined and separate state and local income tax returns. HGI’s U.S. Federal income tax returns for years prior to 2006 are no longer subject to audit by the taxing authorities. With limited exception, HGI’s state and local income tax returns are no longer subject audit for years prior to 2007.

Spectrum Brands files U.S. Federal consolidated and state and local combined and separate income tax returns as well as foreign income tax returns in various jurisdictions. They are subject to ongoing examination by various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the United States, United Kingdom and Germany.

U.S. Federal income tax returns of Spectrum Brands and Russell Hobbs are no longer subject to audit for years prior to 2007. However, Federal NOL carryforwards from their fiscal years ended September 30, 2007 and June 30, 2008, respectively, will continue to be subject to Internal Revenue Service examination until the Statute of Limitations expires for the years in which these NOL carryforwards are ultimately utilized.

U.S. Federal income tax returns of FGL for years prior to 2007 are no longer subject to examination by the taxing authorities. FGL is no longer subject to state and local income tax audits for years prior to 2007. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the Statute of Limitations expires for the years in which these NOL carryforwards are ultimately utilized.

(18)	Earnings Per Share

The Company follows the provisions of ASC Topic 260, “Earnings Per Share,” which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate earnings (loss) per share (“EPS”) utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common shares on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.

The following table sets forth the computation of basic and diluted EPS:

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Income (loss) attributable to common and participating preferred stockholders:
Income (loss) from continuing operations	$14,962	$(149,134)	$(71,193)	$1,100,743
(Loss) income from discontinued operations	—	(2,735)	408	(86,802)

Net income (loss)	$14,962	$(151,869)	$(70,785)	$1,013,941

Participating shares at end of period:
Common shares outstanding	139,346	139,197	129,600	52,738
Preferred shares (as-converted basis)	60,989	—	—	—

Total	200,335	139,197	129,600	52,738

Percentage of income (loss) allocated to:
Common shares	69.6%	100%	100%	100%
Preferred shares	30.4%	—	—	—

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Income (loss) attributable to common shares — basic:
Income (loss) from continuing operations	$10,407	$(149,134)	$(71,193)	$1,100,743
(Loss) income from discontinued operations	—	(2,735)	408	(86,802)

Net income (loss)	$10,407	$(151,869)	$(70,785)	$1,013,941

Dilutive adjustments to income (loss) attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	$4,555	$—	$—	$—
Reversal of preferred stock dividends and accretion	19,833	—	—	—
Reversal of income related to fair value of preferred stock conversion feature	(27,910)	—	—	—

Net adjustment	$(3,522)	$—	$—	$—

Income (loss) attributable to common shares — diluted:
Income (loss) from continuing operations	$6,885	$(149,134)	$(71,193)	$1,100,743
(Loss) income from discontinued operations	—	(2,735)	408	(86,802)

Net income (loss)	$6,885	$(151,869)	$(70,785)	$1,013,941

Weighted-average common shares outstanding — basic	139,233	132,399	129,600	51,306
Dilutive effect of preferred stock	19,064	—	—	—
Dilutive effect of stock options	87	—	—	—

Weighted-average shares outstanding — diluted	158,384	132,399	129,600	51,306

Basic income (loss) per common share attributable to controlling interest:
Continuing operations	$0.07	$(1.13)	$(0.55)	$21.45
Discontinued operations	—	(0.02)	—	(1.69)

Net income (loss)	$0.07	$(1.15)	$(0.55)	$19.76

Diluted income (loss) per common share attributable to controlling interest:
Continuing operations	$0.04	$(1.13)	$(0.55)	$21.45
Discontinued operations	—	(0.02)	—	(1.69)

Net income (loss)	$0.04	$(1.15)	$(0.55)	$19.76

The number of common shares outstanding used in calculating the weighted average thereof for the Successor reflects: (i) for periods prior to the June 16, 2010 date of the SB/RH Merger, the number of SBI common shares outstanding multiplied by the 1:1 Spectrum Brands share exchange ratio used in the SB/RH Merger and the 4.32 HGI share exchange ratio used in the Spectrum Brands Acquisition, (ii) for the period from June 16, 2010 to the

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 7, 2011 date of the Spectrum Brands Acquisition, the number of HGI common shares outstanding plus the 119,910 HGI common shares subsequently issued in connection with the Spectrum Brands Acquisition and (iii) for the period subsequent to and including January 7, 2011, the actual number of HGI common shares outstanding.

The Predecessor common stock was cancelled as a result of SBI’s emergence from Chapter 11 of the Bankruptcy Code on August 28, 2009. The Successor’s common stock began trading on September 2, 2009. As such, the income (loss) per share information for the Predecessor cannot be retrospectively adjusted and is not meaningful to stockholders of HGI’s common shares, or to potential investors in such common shares.

(19)	Commitments and Contingencies

Lease Commitments

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, principally relating to Spectrum Brands, are as follows:

Future Minimum
Fiscal Year	Rental Commitments

2012	$32,698
2013	25,331
2014	19,438
2015	13,314
2016	11,793
Thereafter	34,265

Total minimum lease payments	$136,839

All of the leases expire between October 2011 and January 2030. The Company’s total rent expense was $41,825, $30,273 and $2,351 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor’s total rent expense was $22,132 for the period from October 1, 2008 through August 30, 2009.

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

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spectrum Brands

Spectrum Brands has provided approximately $7,302 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.

Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

FGL

FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations could be materially affected by an unfavorable outcome in any one annual period.

Regulatory Matters

FGL

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2011, FGL has accrued $6,995 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,970.

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

The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGL as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that would result in non-compliance with the Guarantee and Pledge Agreement.

(20)	Reinsurance

FGL reinsures portions of its policy risks with other insurance companies. The use of reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding FGL’s retention limit is reinsured with other insurers. FGL seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. FGL follows reinsurance accounting when there is

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate risk transfer. Otherwise, the deposit method of accounting is followed. FGL also assumes policy risks from other insurance companies.

The effect of reinsurance on premiums earned and benefits incurred for the period from April 6, 2011 to September 30, 2011 was as follows:

	Net Premiums	Net Benefits
	Earned	Incurred

Direct	$157,772	$392,073
Assumed	22,858	19,571
Ceded	(141,628)	(164,012)

Net	$39,002	$247,632

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the period April 6, 2011 to September 30, 2011, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance other than the recapture discussed below under “Reserve Facility.”

No policies issued by FGL have been reinsured with a foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credit issues.

FGL has the following significant reinsurance agreements as of September 30, 2011:

Reserve Facility

Pursuant to the F&G Stock Purchase Agreement, on April 7, 2011, FGL Insurance recaptured all of the life insurance business ceded to Old Mutual Reassurance (Ireland) Ltd. (“OM Re”), an affiliated company of OMGUK, FGL’s former parent. OM Re transferred assets with a fair value of $653,684 to FGL Insurance in settlement of all of OM Re’s obligations under these reinsurance agreements. The fair value of the transferred assets, which was based on the economic reserves, was approved by the Maryland Insurance Administration. No gain or loss was recognized in connection with the recapture. The fair value of the assets transferred is reflected in the FGL acquisition purchase price allocation (see Note 22).

On April 7, 2011 FGL Insurance ceded to Raven Re, on a coinsurance basis, a significant portion of the business recaptured from OM Re. Raven Re was capitalized by a $250 capital contribution from FGL Insurance and a surplus note (i.e., subordinated debt) issued to OMGUK in the principal amount of $95,000 (see Note 12 for the terms of such note). The proceeds from the surplus note issuance and the surplus note are reflected in the FGL acquisition purchase price allocation. Raven Re financed $535,000 of statutory reserves for this business with a letter of credit facility provided by an unaffiliated financial institution and guaranteed by OMGUK and HFG.

On April 7, 2011, FGL Insurance entered into a reimbursement agreement with Nomura Bank International plc (“Nomura”) to establish a reserve facility and Nomura charged an upfront structuring fee (the “Structuring Fee”). The Structuring Fee was in the amount of $13,750 and is related to the retrocession of the life business recaptured from OM Re and related credit facility. The Structuring Fee was deferred and was fully amortized as of September 30, 2011 as a result of the termination of the reserve facility in connection with FGL Insurance accelerating the effective date of the amended and restated Raven Springing Amendment which is described in the Wilton Agreement discussion below.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)

Effective September 30, 2008, FGL Insurance entered into a yearly renewable term quota share reinsurance agreement with OM Re, whereby OM Re assumes a portion of the risk that policyholders exercise the “waiver of surrender charge” features on certain deferred annuity policies. This agreement did not meet risk transfer requirements to qualify as reinsurance under US GAAP. Under the terms of the agreement, the Company expensed net fees of $1,809 for the period from April 6, 2011 to September 30, 2011. Although this agreement does not provide reinsurance for reserves on a US GAAP basis, it does provide for reinsurance of reserves on a statutory basis. The statutory reserves are secured by a letter of credit with Old Mutual plc of London, England (“OM”), OMGUK’s parent.

Wilton Agreement

On January 26, 2011, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company to enter into certain coinsurance agreements with FGL Insurance. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. FGL Insurance considered the effects of the first amendment in the purchase price allocation.

Effective April 26, 2011, HFG elected the second amendment (the “Raven Springing Amendment”) that commits FGL Insurance to cede to Wilton Re all of the business currently reinsured with Raven Re (the “Raven Block”) on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG’s obligation under the F&G Stock Purchase Agreement to replace the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. See Note 29 for additional details regarding the closing of the Raven Springing Amendment.

Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the opening balance sheet and purchase price allocation. However, Wilton Re had no liability with respect to the Raven Block prior to the effective date of the Raven Springing Amendment. The Company recorded a charge of $10,426 for the estimated economic performance of the business for the period from April 6, 2011 to September 30, 2011.

FGL Insurance has a significant concentration of reinsurance with Wilton Re that could have a material impact on FGL Insurance’s financial position. As of September 30, 2011, the net amount recoverable from Wilton Re was $609,340. FGL Insurance monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding the Company’s reinsurance agreements as of and for the period ended September 30, 2011 is as follows:

		Insurance Premiums and Other Considerations
				Total Insurance
		Annuity	Traditional Life	Premiums and
	Life Insurance	Product	Insurance	Other
	In-Force	Charges	Premiums	Considerations

Gross amounts	$2,256,696	$68,436	$157,772	$226,208
Ceded to other companies	(1,180,412)	(18,776)	(141,628)	(160,404)
Assumed from other companies	22,641	—	22,858	22,858

Net amount	$1,098,925	$49,660	$39,002	$88,662

Percentage of amount assumed	2.06%	0.00%	58.61%	25.78%

(21)	Insurance Subsidiary — Financial Information

The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items. For example, in accordance with the US GAAP acquisition method of accounting, the amortized cost of FGL’s invested assets was adjusted to fair value as of the FGL Acquisition Date while it was not adjusted for statutory reporting. Thus, the net unrealized gains on a statutory basis were $697,825 (unaudited) as of September 30, 2011 compared to net unrealized gains of $418,210 on a US GAAP basis, as reported in Note 5.

The Company’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. The total statutory capital and surplus of FGL Insurance was $801,945 (unaudited) and $902,118 as of September 30, 2011 and December 31, 2010, respectively. The total adjusted statutory capital of FGL Insurance was $830,225 (unaudited) and $902,118 at September 30, 2011 and December 31, 2010, respectively. FGL Insurance had statutory net income of $22,094 (unaudited) and $245,849 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of the Company’s insurance subsidiaries. As of September 30, 2011, each of FGL’s insurance subsidiaries has exceeded the minimum RBC requirements.

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2010, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $90,212 to FGL in 2011. On December 20, 2010, FGL Insurance paid a dividend to OMGUK (through FGL) in the amount of $59,000, with respect to its 2009 results. Based on its 2010 fiscal year results, FGL Insurance is able to declare an ordinary dividend up to $31,212 through December 20, 2011 (taking into account the December 20, 2010 dividend payment of $59,000). In addition,

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between December 21, 2011 and December 31, 2011, FGL Insurance may be able to declare an additional ordinary dividend in the amount of 2011 eligible dividends of $90,212, less any dividends paid in the previous twelve months. On September 29, 2011, FGL Insurance paid a dividend to FGL in the amount of $20,000, with respect to its 2011 results, thus reducing the amount of cumulative dividends payable to FGL without regulatory approval after September 30, 2011 to $11,212 through December 20, 2011 and to $70,212 thereafter through December 31, 2011.

(22)	Acquisitions

FGL

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350,000, which amount could be reduced by up to $50,000 post closing if certain regulatory approval is not received (as discussed further below). The Company incurred approximately $22,700 of expenses related to the FGL Acquisition, including $5,000 of the $350,000 cash purchase price which has been re-characterized as an expense since the seller made a $5,000 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Such expenses are included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2011. The FGL Acquisition continued HGI’s strategy of obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries.

Net Assets Acquired

The acquisition of FGL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Certain estimated values are not yet finalized and are subject to change, which could result in significant retrospective adjustments affecting the bargain purchase gain described below and other previously reported amounts. The more significant items which are provisional and subject to change during the measurement period include deferred income taxes, particularly the related valuation allowance, and the contingent purchase price reduction, both as described below. The following table summarizes the preliminary amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition Date:

Investments, cash and accrued investment income, including cash acquired of $1,040,470	$17,705,419
Reinsurance recoverable	929,817
Intangibles (VOBA)	577,163
Deferred tax assets	256,584
Other assets	72,801

Total assets acquired	19,541,784

Contractholder funds and future policy benefits	18,415,022
Liability for policy and contract claims	60,400
Note payable	95,000
Other liabilities	475,285

Total liabilities assumed	19,045,707

Net assets acquired	496,077
Cash consideration, net of $5,000 re-characterized as expense	345,000

Bargain purchase gain	$151,077

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The application of acquisition accounting resulted in a bargain purchase gain of $151,077, which is reflected in the Consolidated Statement of Operations for the year ended September 30, 2011. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. The Company believes that the resulting bargain purchase gain is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the FGL Acquisition Date, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the FGL Acquisition Date and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement and more fully described in Note 26, Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company, subject to regulatory approval, will enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGL whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

The F&G Stock Purchase Agreement provides for up to a $50,000 post-closing reduction in purchase price if the Front Street Reinsurance Transaction is not approved by the Maryland Insurance Administration or is approved subject to certain restrictions or conditions. Based on management’s assessment as of September 30, 2011, it is not probable that the purchase price will be required to be reduced; therefore no value was assigned to the contingent purchase price reduction as of the FGL Acquisition Date.

Reserve Facility

As discussed in Note 20, pursuant to the F&G Stock Purchase Agreement on April 7, 2011, FGL recaptured all of the life business ceded to OM Re. OM Re transferred assets with a fair value of $653,684 to FGL in settlement of all of OM Re’s obligations under these reinsurance agreements. Such amounts are reflected in FGL’s purchase price allocation. Further, on April 7, 2011, FGL ceded on a coinsurance basis a significant portion of this business to Raven Re. Certain transactions related to Raven Re such as the surplus note issued to OMGUK in the principal amount of $95,000, which was used to partially capitalize Raven Re and the Structuring Fee of $13,750 are also reflected in FGL’s purchase price allocation. See Note 20 for additional details.

Intangible Assets

VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. VOBA is being amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. FGL will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of VOBA is reported in “Amortization of intangibles” in the Consolidated Statement of Operations. The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition is as follows: 80.4% related to FIA’s, and 19.6% related to deferred annuities.

Refer to Note 10 for FGL’s estimated future amortization of VOBA, net of interest, for the next five fiscal years.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date and are recorded as deferred income tax assets and liabilities. The acquisition of FGL is considered a non-taxable acquisition under tax accounting criteria, therefore, the tax basis of assets and liabilities reflect an historical (carryover) basis at the FGL Acquisition Date. However, since assets and liabilities reported under US GAAP are adjusted to fair value as of the FGL Acquisition Date, the deferred tax assets and liabilities are also adjusted to reflect the effects of those fair value adjustments. This resulted in shifting FGL into a significant net deferred tax asset position at the FGL Acquisition Date, principally due to the write-off of DAC and the establishment of a significantly lesser amount of VOBA which resulted in reducing the associated deferred tax liabilities and thereby shifting FGL’s net deferred tax position. This shift, coupled with the application of certain tax limitation provisions that apply in the context of a change in ownership transaction, most notably Section 382 of the Internal Revenue Code (the “IRC”), relating to “Limitation in Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change,” as well as other applicable provisions under Sections 381-384 of the IRC, require FGL to evaluate the realization of FGL’s gross deferred tax asset position and the need to establish a valuation allowance against it. Management determined that a valuation allowance against a portion of the gross deferred tax asset (“DTA”) would be required.

The components of the net deferred tax assets as of the FGL Acquisition Date are as follows:

Deferred tax assets:
DAC	$96,764
Insurance reserves and claim related adjustments	401,659
Net operating losses	128,437
Capital losses (carryovers and deferred)	267,468
Tax credits	75,253
Other deferred tax assets	27,978

Total deferred tax assets	997,559
Valuation allowance	(405,370)

Deferred tax assets, net of valuation allowance	592,189

Deferred tax liabilities:
VOBA	202,007
Investments	121,160
Other deferred tax liabilities	12,438

Total deferred tax liabilities	335,605

Net deferred tax assets	$256,584

Results of FGL since the FGL Acquisition Date

The following table presents selected financial information reflecting results for FGL that are included in the Consolidated Statement of Operations for the year ended September 30, 2011:

For the Period
April 6, 2011 to
September 30, 2011

Total revenues	$290,866
Income, net of taxes	23,703

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Russell Hobbs

On June 16, 2010, SBI merged with Russell Hobbs. Russell Hobbs is a designer, marketer and distributor of a broad range of branded small household appliances. Russell Hobbs markets and distributes small kitchen and home appliances, pet and pest products and personal care products. Russell Hobbs has a broad portfolio of recognized brand names, including Black & Decker, George Foreman, Russell Hobbs, Toastmaster, LitterMaid, Farberware, Breadman and Juiceman. Russell Hobbs’ customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia. The results of Russell Hobbs operations since June 16, 2010 are included in the accompanying Consolidated Statements of Operations for Fiscal 2010 and 2011.

In accordance with ASC Topic 805, Spectrum Brands accounted for the SB/RH Merger by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition. Inasmuch as Russell Hobbs was a private company and its common stock was not publicly traded, the closing market price of the SBI common stock at June 16, 2010 was used to calculate the purchase price. The total purchase price of Russell Hobbs was approximately $597,579 determined as follows:

SBI closing price per share on June 16, 2010	$28.15

Purchase price — Russell Hobbs allocation — 20,704 shares(1)(2)	$575,203
Cash payment to pay off Russell Hobbs’ North American credit facility	22,376

Total purchase price of Russell Hobbs	$597,579

(1)	Number of shares calculated based upon conversion formula, as defined in the merger agreement, using balances as of June 16, 2010.

(2)	The fair value of 271 shares of unvested restricted stock units as they relate to post combination services will be recorded as operating expense over the remaining service period and were assumed to have no fair value for the purchase price.

Purchase Price Allocation

The total purchase price for Russell Hobbs was allocated to the net tangible and intangible assets based upon their fair values at June 16, 2010 as set forth below. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. As measurement period for the SB/RH Merger has closed, during which

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no adjustments were made to the preliminary purchase price allocation. The final purchase price allocation for Russell Hobbs is as follows:

Current assets	$307,809
Properties	15,150
Intangibles	363,327
Goodwill(a)	120,079
Other assets	15,752

Total assets acquired	822,117

Current liabilities	142,046
Total debt	18,970
Other liabilities	63,522

Total liabilities assumed	224,538

Net assets acquired	$597,579

(a)	Consists of $25,426 of tax deductible Goodwill

Pre-Acquisition Contingencies Assumed

Spectrum Brands has evaluated pre-acquisition contingencies relating to Russell Hobbs that existed as of the acquisition date. Based on the evaluation, Spectrum Brands has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has recorded its best estimates for these contingencies as part of the purchase price allocation for Russell Hobbs. As the measurement period has closed, adjustments to pre-acquisition contingency amounts are reflected in the Company’s results of operations.

ASC Topic 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, Spectrum Brands performed a valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. Significant adjustments as a result of the purchase price allocation are summarized as follows:

•	Inventories — An adjustment of $1,721 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•	Deferred tax liabilities, net — An adjustment of $43,086 was recorded to adjust deferred taxes for the fair value allocations made in accounting for the purchase.

•	Properties, net — An adjustment of $(455) was recorded to adjust the net book value of properties to fair value giving consideration to their highest and best use. The valuation of Spectrum Brands’ properties’ were based on the cost approach.

•	Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $363,327 as of June 16, 2010. A summary of the significant key inputs is as follows:

•	Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used which included an expected growth rate of 3%. Spectrum Brands assumed a customer retention rate of approximately 93% which was supported by historical retention rates. Income taxes were estimated at 36% and amounts were discounted using a rate of 15.5%. The customer relationships were valued at $38,000 under this approach.

•	Spectrum Brands valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 2.0% to 5.5% of expected net sales related to the respective trade names and trademarks. Spectrum Brands anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subjected trademark. In estimating the fair value of the trademarks and trade names, net sales for significant trade names and trademarks were estimated to grow at a rate of 1%-14% annually with a terminal year growth rate of 3%. Income taxes were estimated in a range of 30%-38% and amounts were discounted using rates between 15.5%-16.5%. Trade name and trademarks were valued at $170,930 under this approach.

•	Spectrum Brands valued a trade name license agreement using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade name license agreement, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade name license agreement after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. In estimating the fair value of the trade name license agreement net sales were estimated to grow at a rate of (3)%-1% annually. Spectrum Brands assumed a twelve year useful life of the trade name license agreement. Income taxes were estimated at 37% and amounts were discounted using a rate of 15.5%. The trade name license agreement was valued at $149,200 under this approach.

•	Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors including prior transactions of Russell Hobbs related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies were 2% of expected net sales related to the respective technology. Spectrum Brands anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 9 to 11 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 3%-12% annually. Income taxes were estimated at 37% and amounts were discounted using the rate of 15.5%. The technology assets were valued at $4,100 under this approach.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Information — Unaudited

The following table reflects the Company’s unaudited pro forma results for Fiscal 2011 and Fiscal 2010 had the results of Russell Hobbs and FGL been included for all periods beginning after September 30, 2009, as if the respective acquisitions were completed on October 1, 2009:

	Successor
	2011	2010

Revenues:
Reported revenues	$3,477,782	$2,567,011
FGL adjustment(a)	685,767	953,911
Russell Hobbs adjustment	—	543,952

Pro forma revenues	$4,163,549	$4,064,874

Income (loss) from continuing operations:
Reported income (loss) from continuing operations	$115	$(195,507)
FGL adjustment(a)	84,912	(206,441)
Russell Hobbs adjustment	—	(5,504)

Pro forma income (loss) from continuing operations	$85,027	$(407,452)

Income (loss) per common share from continuing operations:
Reported basic income (loss) per share from continuing operations	$0.07	$(1.13)
FGL adjustment	0.42	(1.56)
Russell Hobbs adjustment	—	(0.04)

Pro forma basic income (loss) per share from continuing operations	$0.49	$(2.73)

Pro forma diluted income (loss) per share from continuing operations	$0.49	$(2.73)

(a)	The FGL adjustments primarily reflect the following pro forma adjustments applied to FGL’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•	Adjustments to reflect the impacts of the recapture of the life business from OM Re and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on new surplus note payable;

•	Amortization of reserve facility Structuring Fee;

•	Adjustments to reflect the full-period effect of interest expense on the initial $350,000 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition.

•	Reversal of the change in the deferred tax valuation allowance included in the income tax provision.

Other Acquisitions

During Fiscal 2011, Spectrum Brands completed several business acquisitions which were not significant individually or collectively. The largest of these was the $10,524 cash acquisition of Seed Resources, LLC

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Seed Resources”) on December 3, 2010. Seed Resources is a wild seed cake producer through its Birdola premium brand seed cakes. The acquisition was accounted for under the acquisition method of accounting. The results of Seed Resources’ operations since December 3, 2010 are included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2011. The preliminary purchase price of $12,500 (representing cash paid of $10,524 and contingent consideration accrued of $1,976), including $1,100 of trade name intangible assets and $10,029 of goodwill, for this acquisition was based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in “Selling, general and administrative expenses” include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to an acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses. Such charges in Fiscal 2011 relate primarily to the SB/RH Merger, the Spectrum Brands Acquisition and the FGL Acquisition and in Fiscal 2010 relate primarily to the SB/RH Merger. There were no acquisition and integration related charges in the Fiscal 2009 periods presented.

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2011 and Fiscal 2010:

	2011	2010

Banking, legal and accounting professional fees	$32,410	$31,611
Integration costs	23,084	3,777
Employee termination charges	8,105	9,713

Total acquisition and integration related charges	$63,599	$45,101

(23)  Restructuring and Related Charges

The Company reports restructuring and related charges associated with manufacturing and related initiatives of Spectrum Brands in “Cost of goods sold.” Restructuring and related charges reflected in “Cost of goods sold” include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in “Selling, general and administrative expenses,” which include, but are not limited to, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in “Selling, general and administrative expenses” include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented as well as consultation, legal and accounting fees related to the evaluation of the Predecessor’s capital structure incurred prior to the Bankruptcy Filing.

In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs as well as evaluate Spectrum Brands’ opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities in the U.S. These initiatives also included consultation, legal and accounting fees related to the evaluation of Spectrum Brands’ capital structure. In 2008, Spectrum Brands implemented an initiative within certain of its operations in China to reduce operating costs and rationalize Spectrum Brands’ manufacturing structure. These initiatives included the plan to exit

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spectrum Brands’ Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). In 2007, Spectrum Brands implemented an initiative in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives included the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing, and support functions. In 2007, Spectrum Brands began managing its business in three vertically integrated, product-focused lines of business (the “Global Realignment Initiatives”). In connection with these changes, Spectrum Brands undertook a number of cost reduction initiatives, primarily headcount reduction. In 2006, Spectrum Brands implemented a series of initiatives within certain of its European operations to reduce operating costs and rationalize Spectrum Brands’ manufacturing structure (the “European Initiatives”). In connection with the acquisitions of United Industries Corporation and Tetra Holding GmbH in 2005, Spectrum Brands implemented a series of initiatives to optimize the global resources of the combined companies (the “United and Tetra Integration”).

The following table summarizes restructuring and related charges incurred by initiative:

Restructuring and Related Charges

	Successor			Predecessor
			Period from	Period from
			August 31,	October 1,
			2009 through	2009 through	Charges	Expected	Total	Expected
			September 30,	August 30,	Since	Future	Projected	Completion
Initiatives:	2011	2010	2009	2009	Inception	Charges	Costs	Date
Global Cost Reduction	$25,484	$18,443	$1,550	$18,851	$64,328	$13,587	$77,915	January 31, 2015
Ningbo Exit Plan	273	2,162	165	10,652	29,651	—	29,651	Complete
Latin America	—	—	—	207	11,447	—	11,447	Complete
Global Realignment	3,138	3,605	139	11,636	91,725	702	92,427	June 30, 2013
European	(251)	(92)	7	11	26,714	—	26,714	Substantially Complete
United & Tetra / Other	—	—	(132)	2,723	79,544	—	79,544	Complete

	$28,644	$24,118	$1,729	$44,080	$303,409	$14,289	$317,698

The following table summarizes restructuring and related charges incurred by type of charge and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Successor			Predecessor
			Period from	Period from
			August 31,	October 1, 2008
			2009 through	through
			September 30,	August 30,
	2011	2010	2009	2009
Costs included in cost of goods sold:
Global Cost Reduction Initiatives:
Termination benefits	$1,679	$2,630	$—	$200
Other associated costs	5,889	2,273	6	2,245
Ningbo Exit Plan:
Termination benefits	—	14	—	857
Other associated costs	273	2,148	165	8,461
Latin America initiatives:
Termination benefits	—	—	—	207
Global Realignment Initiatives:
Termination benefits	—	187	—	333
Other associated costs	—	(102)	—	869

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor
			Period from	Period from
			August 31,	October 1, 2008
			2009 through	through
			September 30,	August 30,
	2011	2010	2009	2009
European Initiatives:
Other associated costs	—	—	7	11
United & Tetra Integration:
Termination benefits	—	—	—	6

Total included in cost of goods sold	7,841	7,150	178	13,189

Costs included in selling, general and administrative expenses:
Global Cost Reduction Initiatives:
Termination benefits	10,155	4,268	866	5,690
Other associated costs	7,761	9,272	678	10,716
Ningbo Exit Plan:
Other associated costs	—	—	—	1,334
Global Realignment Initiatives:
Termination benefits	1,207	5,361	94	6,994
Other associated costs	1,931	(1,841)	45	3,440
European Initiatives:
Termination benefits	(251)	(92)	—	—
United & Tetra Integration:
Termination benefits	—	—	—	2,297
Other associated costs	—	—	(132)	427
Breitenbach, France facility closure	—	—	—	(7)

Total included in selling, general and administrative expenses	20,803	16,968	1,551	30,891

Total restructuring and related charges	$28,644	$24,118	$1,729	$44,080

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during Fiscal 2011:

Remaining Accrual Balance

	Accrual				Accrual
	Balance at				Balance at
	September 30,		Cash	Non-Cash	September 30,	Expensed as
Initiatives	2010	Provisions	Expenditures	Items	2011	Incurred(a)

Global Cost Reduction
Termination benefits	$6,447	$10,423	$(8,286)	$211	$8,795	$1,411
Other costs	4,005	1,319	(2,890)	587	3,021	12,331

	10,452	11,742	(11,176)	798	11,816	13,742

Ningbo Exit Plan
Other costs	491	24	(143)	(372)	—	249

	491	24	(143)	(372)	—	249

Global Realignment Termination benefits	8,721	1,207	(7,394)	(5)	2,529	—
Other costs	2,281	71	(832)	322	1,842	1,860

	11,002	1,278	(8,226)	317	4,371	1,860

European
Termination benefits	1,801	(251)	(638)	(912)	—	—
Other costs	47	—	(47)	—	—	—

	1,848	(251)	(685)	(912)	—	—

	$23,793	$12,793	$(20,230)	$(169)	$16,187	$15,851

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(24)	Reorganization Items

Reorganization items (expense) income, net represents expenses, income, gains and losses that SBI identified as directly relating to its voluntary petitions under the Bankruptcy Code and consists of the following:

	Successor		Predecessor
		Period from	Period from
		August 31,	October 1,
	Year Ended	2009 through	2008 through
	September 30,	September 30,	August 30,
	2010	2009	2009
Legal and professional fees	$(3,536)	$(3,962)	$(74,624)
Deferred financing costs	—	—	(10,668)
Provision for rejected leases	(110)	—	(6,020)

Administrative related reorganization items	$(3,646)	$(3,962)	$(91,312)
Gain on cancellation of debt	—	—	146,555
Fresh-start reporting adjustments	—	—	1,087,566

	$(3,646)	$(3,962)	$1,142,809

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not recognize any reorganization items during Fiscal 2011.

(25)	Discontinued Operations

On November 11, 2008, the Predecessor’s board of directors approved the shutdown of its line of growing products, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shut down the growing products line was made only after the Predecessor was unable to successfully sell this business, in whole or in part. The shutdown of its line of growing products was completed during the second quarter of Fiscal 2009.

The presentation herein of the results of continuing operations excludes its line of growing products for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations:

	Successor		Predecessor
		Period from	Period from
		August 31, 2009	October 1, 2008
		through	through
	2010	September 30, 2009	August 30, 2009
Net sales	$—	$—	$31,306

(Loss) income from discontinued operations before income taxes	$(2,512)	$408	$(91,293)
Income tax expense (benefit)	223	—	(4,491)

(Loss) income from discontinued operations, net of tax	$(2,735)	$408	$(86,802)

The Company did not record any (loss) income from discontinuted operations in Fiscal 2011.

(26)	Related Party Transactions

Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, provides advisory and consulting services to the Company. The Company has agreed to reimburse Harbinger Capital $1,500 for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital during Fiscal 2011. The Company believes the amount of the reimbursement is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. This reimbursement was approved by a special committee of the Company’s board of directors, represented by independent counsel, consisting solely of directors who were determined by the Company’s board of directors to be independent under the New York Stock Exchange (“NYSE”) rules.

On September 10, 2010, the Company entered into the Exchange Agreement with the Principal Stockholders, whereby the Principal Stockholders agreed to contribute a majority interest in Spectrum Brands to the Company in the Spectrum Brands Acquisition in exchange for 4.32 shares of the Company’s common stock for each share of Spectrum Brands common stock contributed to the Company. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of the Company’s common stock ($6.33) and Spectrum Brands common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day the Company received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition.

On September 10, 2010, a special committee of the Company’s board of directors advised by independent counsel and other advisors (the “Spectrum Special Committee”), consisting solely of directors who were determined by the Company’s board of directors to be independent under the NYSE rules, unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition, were advisable to, and in the best interests of, the Company and

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its stockholders (other than Harbinger Capital), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that the Company’s board of directors approve the Exchange Agreement and the Company’s stockholders approve the issuance of the Company’s common stock pursuant to the Exchange Agreement. On September 10, 2010, the Company’s board of directors (based in part on the unanimous approval and recommendation of the Spectrum Special Committee) unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition were advisable to, and in the best interests of, the Company and its stockholders (other than Harbinger Capital), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that the Company’s stockholders approve the issuance of its common stock pursuant to the Exchange Agreement.

On September 10, 2010, the Principal Stockholders, who held a majority of the Company’s outstanding common stock on that date, approved the issuance of the Company’s common stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.

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

On March 7, 2011, the Company entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) the Company acquired from the Master Fund a 100% membership interest in HFG, which was the buyer under the F&G Stock Purchase Agreement, between HFG and OMGUK, pursuant to which HFG agreed to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, in consideration for $350,000, which could be reduced by up to $50,000 post closing if certain regulatory approval is not received, and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco Ltd, a Cayman Islands exempted limited company (“FS Holdco”) (together, the “Insurance Transaction”). In consideration for the interests in HFG and FS Holdco, the Company agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13,300) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the F&G Stock Purchase Agreement. The Transfer Agreement

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the transactions contemplated thereby, including the F&G Stock Purchase Agreement, was approved by the Company’s Board of Directors upon a determination by a special committee (the “FGL Special Committee”) comprised solely of directors who were independent under the rules of the NYSE and represented by independent counsel and other advisors, that it was in the best interests of the Company and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction. On April 6, 2011, the Company completed the FGL Acquisition.

FS Holdco is a holding company, which is the indirect parent company of Front Street. Neither HFG nor FS Holdco has engaged in any significant business other than transactions contemplated in connection with the Insurance Transaction.

On May 19, 2011, the FGL Special Committee unanimously determined that it is (i) in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for Front Street and FGL, to enter into a reinsurance agreement (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL and (ii) in the best interests of the Company for Front Street and HCP II to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, the Company’s board of directors approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The FGL Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the FGL Special Committee was advised by independent counsel and received an independent third-party fairness opinion.

HFG’s pre-closing and closing obligations under the F&G Stock Purchase Agreement, including payment of the purchase price, were guaranteed by the Master Fund. Pursuant to the Transfer Agreement, the Company entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Master Fund, pursuant to which the Company agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of HFG’s pre-closing and closing obligations under the Purchase Agreement.

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

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(27)	Segment and Geographic Data

Segment information for the periods presented is as follows:

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
	2011	2010	September 30, 2009	August 30, 2009
Revenues:
Consumer products	$3,186,916	$2,567,011	$219,888	$2,010,648
Insurance	290,866	—	—	—

Consolidated revenues	$3,477,782	$2,567,011	$219,888	$2,010,648

Depreciation and amortization:
Consumer products	$135,149	$117,418	$8,671	$58,480
Insurance	(11,115)	—	—	—

Total segments	124,034	117,418	8,671	58,480
Corporate depreciation and amortization	207	53	—	—

Consolidated depreciation and amortization	$124,241	$117,471	$8,671	$58,480

Operating income (loss):
Consumer products	$227,944	$168,778	$108	$156,805
Insurance	(18,041)	—	—	—

Total segments	209,903	168,778	108	156,805
Corporate expenses(a)	(46,217)	(8,324)	—	—

Consolidated operating income (loss)	163,686	160,454	108	156,805
Interest expense	(249,260)	(277,015)	(16,962)	(172,940)
Bargain purchase gain from business acquisition	151,077	—	—	—
Other (expense) income, net	(14,833)	(12,105)	816	(3,320)
Reorganization items (expense) income, net	—	(3,646)	(3,962)	1,142,809

Consolidated income (loss) from continuing operations before income taxes	$50,670	$(132,312)	$(20,000)	$1,123,354

	Successor			Predecessor
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
	2011	2010	September 30, 2009	August 30, 2009
Capital expenditures:
Consumer products	$36,160	$40,316	$2,718	$8,066
Insurance	1,745	—	—	—

Total segments	37,905	40,316	2,718	8,066
Corporate capital expenditures	345	58	—	—

Consolidated capital expenditures	$38,250	$40,374	$2,718	$8,066

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2011	2010

Total assets:
Consumer products	$3,626,706	$3,873,604
Insurance	19,336,627	—

Total segments	22,963,333	3,873,604
Corporate assets	616,221	142,591

Consolidated total assets	$23,579,554	$4,016,195

	September 30,
	2011	2010

Total long-lived assets(b):
Consumer products	$2,578,418	$2,673,892
Insurance	460,694	—

Total segments	3,039,112	2,673,892
Corporate long-lived assets	19,952	640

Consolidated long-lived assets	$3,059,064	$2,674,532

(a)	Included in corporate expenses are $26,996 and $6,649 related to business acquisitions and $4,359 and $212 related to Front Street for Fiscal 2011 and Fiscal 2010, respectively.

(b)	Total long-lived assets include all non-current assets of the Consumer Products and Other section of the Consolidated Balance Sheet and properties (included in “Other assets”) and intangibles of the Insurance section.

The Company’s geographic data disclosures are as follows:

Net sales to external customers:

	Successor			Predecessor
			August 31, 2009	Period from
			through	October 1, 2008
			September 30,	through
	2011	2010	2009	August 30, 2009
United States	$1,780,127	$1,444,779	$113,407	$1,166,920
Outside the United States	1,406,789	1,122,232	106,481	843,728

Consolidated net sales to external customers	$3,186,916	$2,567,011	$219,888	$2,010,648

	September 30,
	2011	2010

Long-lived assets:
United States	$2,324,515	$1,885,635
Outside the United States	734,549	788,897

Consolidated long-lived assets at year end	$3,059,064	$2,674,532

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venezuela Hyperinflation

Spectrum Brands does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the second quarter of Fiscal 2010, Spectrum Brands determined that Venezuela met the definition of a highly inflationary economy under US GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for Spectrum Brands’ Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected as a component of AOCI.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. As a result, Spectrum Brands remeasured the local balance sheet of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation to the official exchange rate of 4.3 Bolivian fuerte per U.S. dollar. Based on actual exchange activity as of September 30, 2010, Spectrum Brands determined that the most likely method of exchanging its Bolivar fuertes for U.S. dollars would be to formally apply with the Venezuelan government to exchange through commercial banks at the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate specified by the Central Bank of Venezuela. The SITME rate as of September 30, 2010 was quoted at 5.3 Bolivar fuerte per U.S. dollar. Therefore, Spectrum Brands changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2010 from the official exchange rate to the 5.3 SITME rate in accordance with ASC Topic 830, “Foreign Currency Matters,” (“ASC 830”) as it was the expected rate that exchanges of Bolivar fuerte to U.S. dollars would be settled.

The designation of the Spectrum Brands’ Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in “Other (expense) income, net” of $10,102 during Fiscal 2010.

As of September 30, 2011, Spectrum Brands is no longer exchanging its Bolivar Fuertes for U.S. dollars through the SITME mechanism and the SITME is no longer the most likely method of exchanging its Bolivar fuertes for U.S. dollars. Therefore, Spectrum Brands changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate in accordance with ASC 830 as it is the expected rate that exchanges of Bolivar fuerte to U.S. dollars will be settled. Spectrum Brands reported a foreign exchange gain in “Other (expense) income, net” of $1,293 during Fiscal 2011 related to the change to the official exchange rate.

(28)  Quarterly Results (Unaudited)

	Quarter Ended
	September 30,	July 3,		April 3,	January 2,
	2011	2011		2011	2011

Net sales	$827,330	$804,635		$693,885	$861,066
Total revenues	888,541	1,034,290		693,885	861,066
Gross profit	280,496	293,694		255,439	299,238
Operating income (loss)	(43,953)	120,516		22,429	64,694
Net income (loss) attributable to common and participating preferred stockholders	(107,095)	204,077	(a)	(61,950)	(20,070)
Basic and diluted income (loss) per common share	(0.77)	1.12	(a)	(0.45)	(0.14)

(a)	The previously reported amounts of $187,668, or $1.03 per common share, have been retrospectively adjusted for a $16,409 increase in the bargain purchase gain from the FGL Acquisition resulting from adjustments made to the preliminary purchase price allocation during the fourth quarter.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	September 30,	July 4,	April 4,	January 3,
	2010	2010	2010	2010

Net sales/total revenues	$788,999	$653,486	$532,586	$591,940
Gross profit	274,499	252,869	209,580	184,462
Operating income	36,836	59,088	45,771	18,759
Net loss attributable to common and participating preferred stockholders	(20,968)	(51,618)	(19,034)	(60,249)
Basic and diluted loss per common share	(0.15)	(0.39)	(0.15)	(0.46)

(29)  Subsequent Events

Raven Springing Amendment

On October 17, 2011, FGL Insurance and Wilton Re executed the revised and restated Raven Springing Amendment with an effective date of October 1, 2011. As a result, FGL Insurance recaptured from Raven Re all of the business that had been financed with a letter of credit facility provided by an unaffiliated financial institution and guaranteed by OMGUK and HFG. This letter of credit facility was terminated upon recapture of the business, eliminating any future financial obligations related to this reserve facility. In connection with the termination, the $95,000 surplus note issued by Raven Re was settled at face value without the payment of interest.

FGL Insurance transferred cash and invested assets totaling approximately $595,359 to Wilton Re in connection with the execution of the revised and restated Raven Springing Amendment.

Execution of the Raven Springing Amendment fulfills the Company’s obligation under the F&G Stock Purchase Agreement to replace the Raven Re reserve facility by December 31, 2012.

Acquisitions

On November 1, 2011, Spectrum Brands completed the $43,750 cash acquisition of certain trade name brands from The Homax Group, Inc., a portfolio company of Olympus Partners. The Company will account for the acquisition, which is not significant individually, under the acquisition method of accounting and is in the process of preparing the preliminary purchase price allocation.

On December 5, 2011, Spectrum Brands signed a definitive agreement to acquire all of the issued and outstanding common stock of FURminator, Inc. for $140,000 in cash. The transaction is subject to customary closing and regulatory approvals. The Company will account for the acquisition by applying the acquisition method of accounting and is in the process of preparing the preliminary purchase price allocation.

Spectrum Brands Notes Offering

In November 2011, Spectrum Brands completed the offering of $200,000 aggregate principal amount of 9.5% Notes at a price of 108.5% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ existing and future domestic restricted subsidiaries and secured by liens on substantially all of their assets.

SCHEDULE I

HARBINGER GROUP INC. (Registrant Only)

CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	September 30,
	2011	2010

ASSETS
Cash and cash equivalents	$134,790	$84,262
Short-term investments	74,889	53,965
Prepaid expenses and other current assets	1,678	1,740

Total current assets	211,357	139,967
Investments in consolidated subsidiaries	1,509,977	562,755
Advances to consolidated subsidiaries	58,773	9,434
Properties, net	410	145
Deferred charges and other assets	14,543	495

Total assets	$1,795,060	$712,796

LIABILITIES AND EQUITY
Accounts payable	$366	$1,450
Accrued and other current liabilities	33,844	3,786

Total current liabilities	34,210	5,236
Long-term debt	497,168	—
Equity conversion feature of preferred stock	75,350	—
Employee benefit obligations	6,055	5,221
Deferred income taxes	1,343	—
Other liabilities	320	684

Total liabilities	614,446	11,141

Temporary equity:
Redeemable preferred stock	292,437	—

Stockholders’ equity:
Common stock	1,393	1,392
Additional paid-in capital	872,683	855,767
Accumulated deficit	(135,347)	(150,309)
Accumulated other comprehensive income (loss)	149,448	(5,195)

Total stockholders’ equity	888,177	701,655

Total liabilities and equity	$1,795,060	$712,796

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE I
(continued)

HARBINGER GROUP INC. (Registrant Only)

CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

		Period from
		June 16, 2010(a)
	Year Ended	through
	September 30,	September 30,
	2011	2010

Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	13,883	1,438
Acquisition related charges	8,696	6,649

Total operating expenses	22,579	8,087

Operating loss	(22,579)	(8,087)
Other income (expense):
Equity in net income (losses) of subsidiaries	67,750	(55,772)
Interest expense	(39,005)	—
Other, net	28,633	195

Income (loss) before income taxes	34,799	(63,664)
Income tax expense	4	6

Net income (loss)	34,795	(63,670)
Less: Preferred stock dividends and accretion	19,833	—

Net income (loss) attributable to common and participating preferred stockholders	$14,962	$(63,670)

(a)	Date from which the registrant’s results of operations are included in the accompanying consolidated financial statements, as discussed further in Note 1 to the consolidated financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE I
(continued)

HARBINGER GROUP INC. (Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

		Period from
		June 16, 2010
	Year Ended	through
	September 30,	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$34,795	$(63,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of properties	91	19
Stock-based compensation	116	34
Amortization of debt issuance costs	1,770	—
Amortization of debt discount	613	—
Deferred income taxes	376	881
Equity in net (income) losses of subsidiaries	(67,750)	55,772
Dividend from subsidiary	20,000	—
Income recognized on preferred stock conversion feature	(27,910)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62	(561)
Accounts payable and accrued and other current liabilities	15,697	989
Other operating	1,797	701

Net cash used in operating activities	(20,343)	(5,835)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	101,006	30,094
Cost of investments acquired	(121,930)	(3,989)
Capital contributions to consolidated subsidiaries	(727,162)	—
Advances to consolidated subsidiaries	(49,339)	—
Capital expenditures	(345)	(58)

Net cash provided by (used in) investing activities	(797,770)	26,047

Cash flows from financing activities:
Proceeds from senior secured notes	498,459	—
Proceeds from preferred stock issuance, net of issuance costs	385,973	—
Debt issuance costs	(16,207)	—
Other financing activities	416

Net cash provided by financing activities	868,641	—

Net increase in cash and cash equivalents	50,528	20,212
Cash and cash equivalents at beginning of period	84,262	64,050

Cash and cash equivalents at end of period	$134,790	$84,262

See accompanying Report of Independent Registered Public Accounting Firm.

HARBINGER GROUP INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT TO RULE 3-16 OF REGULATION S-X

1) Spectrum Brands Holdings, Inc. and Subsidiaries Consolidated Financial Statements	S-2
2) Harbinger F&G, LLC and Subsidiaries Consolidated Financial Statements	S-64
3) HGI Funding LLC Financial Statements	S-105

1.	SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2011 and 2010 (Successor Company), and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company) and the period October 1, 2008 to August 30, 2009 (Predecessor Company). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2011 and 2010 (Successor Company), and the results of their operations and their cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company) and the period October 1, 2008 to August 30, 2009 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Predecessor Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 3, 2009. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on August 28, 2009. In connection with its emergence from bankruptcy, Spectrum Brands, Inc. adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations” effective as of August 30, 2009. Accordingly, the consolidated financial information for periods beginning on or after August 30, 2009 is presented on a different basis than that for the periods prior to that date and, therefore, is not comparable.

/s/  KPMG LLP

Milwaukee, Wisconsin
December 8, 2011

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position
September 30, 2011 and September 30, 2010
(In thousands, except per share amounts)

	Successor Company
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$142,414	$170,614
Receivables:
Trade accounts receivable, net of allowances of $14,128 and $4,351, respectively	356,605	365,002
Other	37,678	41,445
Inventories	434,630	530,342
Deferred income taxes	28,170	35,735
Prepaid expenses and other	48,792	56,574

Total current assets	1,048,289	1,199,712
Property, plant and equipment, net	206,389	201,164
Deferred charges and other	36,824	46,352
Goodwill	610,338	600,055
Intangible assets, net	1,683,909	1,769,360
Debt issuance costs	40,957	56,961

Total assets	$3,626,706	$3,873,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,090	$20,710
Accounts payable	323,171	332,231
Accrued liabilities:
Wages and benefits	70,945	93,971
Income taxes payable	31,606	37,118
Restructuring and related charges	16,187	23,793
Accrued interest	30,467	31,652
Other	118,446	123,297

Total current liabilities	606,912	662,772
Long-term debt, net of current maturities	1,535,522	1,723,057
Employee benefit obligations, net of current portion	83,802	92,725
Deferred income taxes	337,336	277,843
Other	44,637	70,828

Total liabilities	2,608,209	2,827,225
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 52,431 and 51,101 shares; outstanding 52,226 and 51,020 shares at September 30, 2011 and September 30, 2010, respectively	525	514
Additional paid-in capital	1,374,097	1,316,461
Accumulated deficit	(336,063)	(260,892)
Accumulated other comprehensive loss	(14,446)	(7,497)

	1,024,113	1,048,586
Less treasury stock, at cost, 205 and 81 shares, respectively	(5,616)	(2,207)

Total shareholders’ equity	1,018,497	1,046,379

Total liabilities and shareholders’ equity	$3,626,706	$3,873,604

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share amounts)

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
	(In thousands, except per share amounts)
Net sales	$3,186,916	$2,567,011	$219,888	$2,010,648
Cost of goods sold	2,050,208	1,638,451	155,310	1,245,640
Restructuring and related charges	7,841	7,150	178	13,189

Gross profit	1,128,867	921,410	64,400	751,819
Operating expenses:
Selling	536,535	466,813	39,136	363,106
General and administrative	241,631	199,386	20,578	145,235
Research and development	32,901	31,013	3,027	21,391
Acquisition and integration related charges	36,603	38,452	—	—
Restructuring and related charges	20,803	16,968	1,551	30,891
Intangible asset impairment	32,450	—	—	34,391

	900,923	752,632	64,292	595,014

Operating income	227,944	168,778	108	156,805
Interest expense	208,329	277,015	16,962	172,940
Other expense (income), net	2,491	12,300	(816)	3,320

Income (loss) from continuing operations before reorganization items and income taxes	17,124	(120,537)	(16,038)	(19,455)
Reorganization items expense (income), net	—	3,646	3,962	(1,142,809)

Income (loss) from continuing operations before income taxes	17,124	(124,183)	(20,000)	1,123,354
Income tax expense	92,295	63,189	51,193	22,611

(Loss) income from continuing operations	(75,171)	(187,372)	(71,193)	1,100,743
(Loss) income from discontinued operations, net of tax	—	(2,735)	408	(86,802)

Net (loss) income	$(75,171)	$(190,107)	$(70,785)	$1,013,941

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(1.47)	$(5.20)	$(2.37)	$21.45
(Loss) income from discontinued operations	—	(0.08)	0.01	(1.69)

Net (loss) income	$(1.47)	$(5.28)	$(2.36)	$19.76

Weighted average shares of common stock outstanding	51,092	36,000	30,000	51,306
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.47)	$(5.20)	$(2.37)	$21.45
(Loss) income from discontinued operations	—	(0.08)	0.01	(1.69)

Net (loss) income	$(1.47)	$(5.28)	$(2.36)	$19.76

Weighted average shares of common stock and equivalents outstanding	51,092	36,000	30,000	51,306

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
(In thousands)

					Accumulated
					Other		Total
			Additional		Comprehensive		Shareholders’
	Common Stock		Paid-In	Accumulated	Income (Loss),	Treasury	Equity
	Shares	Amount	Capital	Deficit	Net of Tax	Stock	(Deficit)

Balances at September 30, 2008, Predecessor Company	52,775	$692	$674,370	$(1,694,915)	$69,445	$(76,830)	$(1,027,238)
Net income	—	—	—	1,013,941	—	—	1,013,941
Adjustment of additional minimum pension liability	—	—	—	—	(1,160)	—	(1,160)
Valuation allowance adjustment	—	—	—	—	5,104	—	5,104
Translation adjustment	—	—	—	—	(2,650)	—	(2,650)
Other unrealized gains and losses	—	—	—	—	9,817	—	9,817

Comprehensive income							1,025,052
Issuance of restricted stock	230	(1)	1	—	—	—	—
Forfeiture of restricted stock	(82)	—	—	—	—	—	—
Treasury shares surrendered	(185)	—	—	—	—	(61)	(61)
Amortization of unearned compensation	—	—	2,636	—	—	—	2,636
Cancellation of Predecessor Company common stock	(52,738)	(691)	(677,007)	—	—	76,891	(600,807)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive income	—	—	—	680,974	(80,556)	—	600,418
Issuance of new common stock in connection with emergence from Chapter 11 of the Bankruptcy Code	30,000	300	724,796	—	—	—	725,096

Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) — (Continued)
(In thousands)

					Accumulated
					Other		Total
			Additional		Comprehensive		Shareholders’
	Common Stock		Paid-In	Accumulated	Income (Loss),	Treasury	Equity
	Shares	Amount	Capital	Deficit	Net of Tax	Stock	(Deficit)

Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096
Net loss	—	—	—	(70,785)	—	—	(70,785)
Adjustment of additional minimum pension liability	—	—	—	—	576	—	576
Valuation allowance adjustment	—	—	—	—	(755)	—	(755)
Translation adjustment	—	—	—	—	5,896	—	5,896
Other unrealized gains and losses	—	—	—	—	851	—	851

Comprehensive loss							(64,217)

Balances at September 30, 2009, Successor Company	30,000	$300	$724,796	$(70,785)	$6,568	$—	$660,879
Net loss	—	—	—	(190,107)	—	—	(190,107)
Adjustment of additional minimum pension liability	—	—	—	—	(17,773)	—	(17,773)
Valuation allowance adjustment	—	—	—	—	(2,398)	—	(2,398)
Translation adjustment	—	—	—	—	12,596	—	12,596
Other unrealized gains and losses	—	—	—	—	(6,490)	—	(6,490)

Comprehensive income							(204,172)
Issuance of common stock	20,433	205	574,998	—	—	—	575,203
Issuance of restricted stock	939	9	(9)	—	—	—	—
Unvested restricted stock units, not issued or outstanding	(271)	—	—	—	—	—	—
Treasury shares surrendered	(81)	—	—	—	—	(2,207)	(2,207)
Amortization of unearned compensation	—	—	16,676	—	—	—	16,676

Balances at September 30, 2010, Successor Company	51,020	$514	$1,316,461	$(260,892)	$(7,497)	$(2,207)	$1,046,379
Net loss	—	—	—	(75,171)	—	—	(75,171)
Adjustment of additional minimum pension liability	—	—	—	—	(4,299)	—	(4,299)
Valuation allowance adjustment	—	—	—	—	2,706	—	2,706
Translation adjustment	—	—	—	—	(10,115)	—	(10,115)
Other unrealized gains and losses	—	—	—	—	4,759	—	4,759

Comprehensive income							(82,120)
Issuance of common stock	1,150	11	29,840	—	—	—	29,851
Vesting of restricted stock units	180	—	—	—	—	—	—
Treasury shares surrendered	(124)	—	—	—	—	(3,409)	(3,409)
Amortization of unearned compensation	—	—	30,389	—	—	—	30,389
Restricted stock units surrendered	—	—	(2,593)	—	—	—	(2,593)

Balances at September 30, 2011, Successor Company	52,226	$525	$1,374,097	$(336,063)	$(14,446)	$(5,616)	$1,018,497

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31,	October 1,
			2009	2008
	Year Ended	Year Ended	through	through
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Cash flows from operating activities:
Net (loss) income	$(75,171)	$(190,107)	$(70,785)	$1,013,941
(Loss) income from discontinued operations	—	(2,735)	408	(86,802)

(Loss) income from continuing operations	(75,171)	(187,372)	(71,193)	1,100,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	47,065	54,822	5,158	36,745
Amortization of intangibles	57,695	45,920	3,513	19,099
Amortization of debt issuance costs	13,198	9,030	314	13,338
Amortization of unearned restricted stock compensation	30,389	16,676	—	2,636
Intangible asset impairment	32,450	—	—	34,391
Non-cash goodwill adjustment due to release of valuation allowance	—	—	47,443	—
Fresh-start reporting adjustments	—	—	—	(1,087,566)
Gain on cancelation of debt	—	—	—	(146,555)
Administrative related reorganization items	—	3,646	3,962	91,312
Payments for administrative related reorganization items	—	(47,173)	—	—
Deferred income taxes	24,374	51,731	3,498	22,046
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,865	—	—
Non-cash interest expense on 12% Notes	—	24,555	—	—
Write off of unamortized discount upon refinancing Term Loan	8,950	59,162	—	—
Write off of debt issuance costs upon refinancing Term Loan	15,420	6,551	—	2,358
Non-cash restructuring and related charges	15,143	16,359	1,299	28,368
Non-cash debt accretion	4,773	18,302	2,861	—
Changes in assets and liabilities:
Accounts receivable	12,969	12,702	5,699	68,203
Inventories	96,406	(66,127)	48,995	9,004
Prepaid expenses and other current assets	815	2,025	1,256	5,131
Accounts payable and accrued liabilities	(60,505)	86,497	22,438	(80,463)
Other assets and liabilities	3,418	(73,612)	(6,565)	(88,996)

Net cash provided by operating activities of continuing operations	227,389	68,559	68,678	29,794
Net cash (used) provided by operating activities of discontinued operations	—	(11,221)	6,273	(28,187)

Net cash provided by operating activities	227,389	57,338	74,951	1,607
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,160)	(40,316)	(2,718)	(8,066)
Proceeds from sale of property, plant and equipment	243	388	71	379
Acquisitions, net of cash acquired	(11,053)	(2,577)	—	(8,460)
Proceeds from sale of assets held for sale	6,997	—	—	—
Other investing activity	(5,723)	—	—	—

Net cash used by investing activities of continuing operations	(45,696)	(42,505)	(2,647)	(16,147)
Net cash used by investing activities of discontinued operations	—	—	—	(855)

Net cash used by investing activities	(45,696)	(42,505)	(2,647)	(17,002)
Cash flows from financing activities:
Net proceeds from equity offering	29,851	—	—	—
Proceeds from new Senior Credit Facilities, excluding new ABL Revolving Credit Facility, net of discount	—	1,474,755	—	—
Payment of senior credit facilities, excluding old ABL revolving credit facility	(224,763)	(1,278,760)	—	—
Expensed prepayment penalty of term loan facility refinanced in Fiscal 2011	(5,653)	—	—	—
Reduction of other debt	—	(8,456)	(4,603)	(120,583)
Proceeds from other debt financing	5,788	13,688	—	—
Debt issuance costs, net of refund	(12,616)	(55,024)	(287)	(17,199)
Extinguished ABL Revolving Credit Facility	—	(33,225)	(31,775)	65,000
(Payments of) proceeds on supplemental loan	—	(45,000)	—	45,000
Treasury stock purchases	(3,409)	(2,207)	—	(61)

Net cash (used) provided by financing activities	(210,802)	65,771	(36,665)	(27,843)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(8,048)	—	—
Effect of exchange rate changes on cash and cash equivalents	909	258	1,002	(376)

Net (decrease) increase in cash and cash equivalents	(28,200)	72,814	36,641	(43,614)
Cash and cash equivalents, beginning of period	170,614	97,800	61,159	104,773

Cash and cash equivalents, end of period	$142,414	$170,614	$97,800	$61,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$171,577	$136,429	$5,828	$158,380
Cash paid for income taxes, net	37,171	36,951	1,336	18,768

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(1)	Description of Business

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings” or the “Company”), is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs became wholly-owned subsidiaries of SB Holdings. Russell Hobbs was subsequently merged into Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

On February 3, 2009, Spectrum Brands, Inc. and its wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization and in accordance with Accounting Standard Codification (“ASC”) Topic 852: “Reorganizations,” the Company determined that all conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting.

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and SB Holdings and its subsidiaries subsequent to the Merger. The term “Predecessor Company” refers only to the Company prior to the Effective Date and the term “Successor Company” refers to Spectrum Brands or the Company subsequent to the Effective Date.

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, Latin America and Asia.

The Company sells its products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.

The Company’s global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden controls. Effective October 1, 2010, the Company’s chief operating decision-maker manages the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming, electric personal care and portable lighting business, with substantially all of the former Small Appliances segment (“Small Appliances”), which consisted of the Russell Hobbs business acquired on June 16, 2010, to form the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. Management reviews the performance of the Company based on these segments. The presentation of all historical segment data herein has been changed to conform to this segment reporting structure, which reflects the manner in which the Company’s management monitors performance and allocates resources. (For information pertaining to our business segments, see Note 11, “Segment Information”).

On June 28, 2011 the Company filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which 1,150 shares of its common stock and 6,320 shares of the Company’s common stock held by Harbinger Capital Partners Master Fund I, Ltd. (the “Selling Stockholder”) were offered to the public. The registration statement was declared effective on July 14, 2011, and at the closing of the offering, the Company received net proceeds from the sale of the 1,150 shares, after underwriting discounts and offering expenses, of approximately $29,851. The Company did not receive any proceeds from the sale of the common stock by the Selling Stockholder. SB Holdings expects to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of its business and acquisitions.

(2)	Significant Accounting Policies and Practices

(a)	Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands Holdings, Inc. and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2011, 2010 and 2009 refer to the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

(b)	Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is generally not obligated to allow for, and its general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs,

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in Net sales and a corresponding asset is reported in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

(c)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash Equivalents

For purposes of the accompanying Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(e)	Concentrations of Credit Risk, Major Customers and Employees

Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 24%, 22% and 23% of the Successor Company’s Net sales during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, and approximately 23% of Net sales during the Predecessor Company’s period from October 1, 2008 through August 30, 2009. This major customer also represented approximately 16% and 15% of the Successor Company’s Trade account receivables, net as of September 30, 2011 and September 30, 2010, respectively.

Approximately 44%, 44% and 48% of the Successor Company’s Net sales during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, occurred outside of the United States and approximately 42% of the Predecessor Company’s Net sales during the period from October 1, 2008 through August 30, 2009, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(f)	Displays and Fixtures

Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.

Permanent fixtures are more permanent in nature, are generally made from wire or other longer-lived materials, and are shipped to customers for use in displaying the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.

The costs of both temporary and permanent displays are capitalized as a prepaid asset and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

(g)	Inventories

The Company’s inventories are valued at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (FIFO) method.

(h)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20-40 years
Machinery, equipment and other	2-15 years

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i)	Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, Intangible Assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired.

During Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009 the Company used the discounted estimated future cash flows methodology, third party valuations and negotiated sales prices. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.

In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology were: (i) royalty rates, (ii) projected average revenue growth rates, and (iii) applicable discount rates.

A triggering event occurred in Fiscal 2011 which required the Company to test its indefinite-lived intangible assets for impairment between annual impairment dates. As more fully discussed above in Note 1, Description of Business, on October 1, 2010, the Company realigned its operating segments into three vertically integrated, product-focused reporting segments. The realignment of the Company’s operating segments constituted a triggering event for impairment testing. In connection with this interim test, the Company compared the fair value of its reporting segments to their carrying amounts both before and after the change in segment composition, and determined the fair values were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. The Company also tested the recoverability of its identified indefinite-lived intangibles in connection with the realignment of its operating segments and concluded that the fair values of these assets exceeded their carrying values.

In connection with the Successor Company’s annual goodwill impairment testing performed during Fiscal 2011 and Fiscal 2010 the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

In connection with the Predecessor Company’s annual goodwill impairment testing performed during Fiscal 2009, which was completed by the Predecessor Company before applying fresh-start reporting, the first step of such testing indicated that the fair value of the Predecessor Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2011 the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 the Company recorded a non-cash pretax intangible asset impairment charge of approximately $32,450, which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. During Fiscal 2010 the Company concluded that the fair value of its intangible assets exceeded their carrying value.

During the period from October 1, 2008 through August 30, 2009, in connection with its annual impairment testing, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during the period from October 1, 2008 through August 30, 2009, the Company recorded non-cash pretax impairment charges of approximately $34,391, representing the excess of the carrying amounts of the intangible assets over the fair value of such assets.

The non-cash impairments of trade name intangible assets during Fiscal 2011 and during the period from October 1, 2008 through August 30, 2009, have been recorded as a separate component of Operating expenses.

The above impairments of trade name intangible assets were primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition or upon adoption of fresh start reporting.

Intangibles with Definite or Estimable Useful Lives

The Company assesses the recoverability of intangible assets with definite or estimable useful lives whenever an event or circumstance occurs that indicates an impairment loss may have been incurred. The Company assesses the recoverability of these intangible assets by determining whether their carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the carrying value of the assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to estimated fair value determined based on projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used in estimating fair value are based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.

(j)	Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.

(k)	Accounts Payable

Included in accounts payable are book overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income tax expense.

(m)	Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2011 and September 30, 2010, accumulated gains related to foreign currency translation adjustments of $8,377 and $18,492, respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the consolidate statements of operations in the period they occur. Successor Company exchange losses (gains) on foreign currency transactions aggregating $3,370, $13,336 and $(726) for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations. Predecessor Company exchange losses on foreign currency transactions aggregating $4,440 for the period from October 1, 2008 through August 30, 2009, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations.

(n)	Shipping and Handling Costs

The Successor Company incurred shipping and handling costs of $201,480, $161,148 and $12,866 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company incurred shipping and handling costs of $135,511 during the period from October 1, 2008 through August 30, 2009. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o)	Advertising Costs

The Successor Company incurred advertising costs of $30,673, $37,520 and $3,166 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company incurred expenses for advertising of $25,813 during the period from October 1, 2008 through August 30, 2009. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(p)	Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q)	Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net (loss) income per common share does not consider the effect of dilutive common stock equivalents. As long as their effect is not anti-dilutive, diluted net (loss) income per common share reflects the dilution that would occur if employee stock options and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net (loss) income of the entity. The computation of diluted net (loss) income per common share uses the “treasury stock” method to reflect dilution. The difference between the number of shares used in the calculations of basic and diluted net (loss) income per share is due to the effects of restricted stock and assumed conversion of employee stock options awards.

The Predecessor Company common stock was cancelled as a result of the Company’s emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. The Successor Company common stock began trading on September 2, 2009. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

Net (loss) income per common share is calculated based upon the following shares:

				Predecessor
	Successor Company			Company
	September 30,	September 30,	September 30,	August 30,
	2011	2010	2009	2009
Basic	51,092	36,000	30,000	51,306
Effect of restricted stock and assumed conversion of stock options	—	—	—	—

Diluted	51,092	36,000	30,000	51,306

The Successor Company for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, and the Predecessor Company for the period from October 1, 2008 through August 30, 2009 has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

On June 16, 2010, the Company issued 20,433 shares of its common stock in conjunction with the Merger. Additionally, all shares of its wholly owned subsidiary Spectrum Brands, were converted to shares of SB Holdings on June 16, 2010. On July 20, 2011, the Company issued an additional 1,150 shares of its common stock. (See also, Note 15, Acquisition, for a more complete discussion of the Merger.)

(r)	Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(s)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

(t)	Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and additional minimum pension liabilities associated with the Company’s pension plans. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company does not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be permanently reinvested.

Amounts recorded in AOCI on the accompanying Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are net of the following tax (benefit) expense amounts:

	Pension	Cash	Translation
	Adjustment	Flow Hedges	Adjustment	Total

2011 (Successor Company)	$(5,566)	$3,002	$(2,250)	$(4,814)
2010 (Successor Company).....	$(6,141)	$(2,659)	$(1,566)	$(10,366)
2009 (Successor Company)	$247	$16	$319	$582
2009 (Predecessor Company)	$(497)	$5,286	$(40)	$4,749

(u)	Stock Compensation

The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards at the date of grant and recognizes these costs over the requisite service period of the awards.

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger the 2009 Plan was assumed by SB Holdings. Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan.

In conjunction with the Merger, the Company adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan.

On October 21, 2010, the Company’s Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. Up to 4,626 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan.

Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during Fiscal 2011 was $30,389 or $19,753, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $467 or $304 net of taxes, related to the accelerated vesting of certain awards to terminated employees.

Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during Fiscal 2010 was $16,676 or $10,839, net of taxes. The amounts before tax are included in General and

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $2,141 or $1,392 net of taxes, was included in Restructuring and related charges primarily related to the accelerated vesting of certain awards to terminated employees. The Successor Company recorded no stock compensation expense during the period from August 31, 2009 through September 30, 2009.

Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Predecessor Company during the period from October 1, 2008 through August 30, 2009 was $2,636 or $1,642, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations.

The Successor Company granted approximately 1,674 shares of restricted stock during Fiscal 2011. Of these grants, 93 restricted stock units are time-based and vest over a period ranging from one year to three years. The remaining 1,581 shares are restricted stock units that are both performance and time-based and vest as follows: (i) 699 stock units vest over a one year performance based period followed by a one year time-based period and (ii) 882 stock units vest over a two year performance based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $48,530.

The Successor Company granted approximately 939 shares of restricted stock during Fiscal 2010. Of these grants, 271 restricted stock units were granted in conjunction with the Merger and are time-based and vest over a one year period. The remaining 668 shares are restricted stock grants that are time based and vest as follows: (i) 18 shares vest over a one year period; (ii) 611 shares vest over a two year period; and (iii) 39 shares vest over a three year period. The total market value of the restricted shares on the date of the grant was approximately $23,299.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock awards and restricted stock units as of September 30, 2011 is as follows:

		Weighted
		Average
		Grant Date	Fair Value at
Restricted Stock Awards	Shares	Fair Value	Grant Date

Restricted stock awards at September 30, 2009	—	$—	$—
Granted	668	23.43	15,648
Vested	(222)	23.15	(5,140)

Restricted stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(323)	23.32	(7,531)

Restricted stock awards at September 30, 2011	123	$24.20	$2,977

		Weighted
		Average
		Grant Date	Fair Value at
Restricted Stock Units	Shares	Fair Value	Grant Date

Restricted stock units at September 30, 2009	—	$—	$—
Granted	271	28.23	7,651
Vested	(22)	28.32	(623)

Restricted stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,674	29.00	48,530
Forfeited	(43)	29.46	(1,267)
Vested	(235)	28.23	(6,635)

Restricted stock units at September 30, 2011	1,645	$28.97	$47,656

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(v)	Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 14, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).

(w)	Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in Operating expenses include, but are not limited to transaction costs such as banking, legal, accounting and other professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with mergers and acquisitions.

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2011 and Fiscal 2010 associated with the Merger:

	2011	2010

Integration costs	$23,084	$3,777
Employee termination charges	8,105	9,713
Legal and professional fees	4,883	24,962

Total Acquisition and integration related charges	$36,072	$38,452

Additionally, the Company incurred $210 of legal and professional fees and integration costs associated with the acquisition of Seed Resources, LLC (“Seed Resources”) and $321 of other acquisition and integration costs during Fiscal 2011. (See Note 15, Acquisitions, for additional information on the Seed Resources acquisition.)

(x)	Reorganization Items

Subsequent to the date of the Bankruptcy Filing (the “Petition Date”), the Company’s financial statements are prepared in accordance with ASC 852. ASC 852 does not change the application of GAAP in the preparation of the Company’s consolidated financial statements. However, ASC 852 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852, the Company has done the following:

•	On the accompanying Consolidated Statements of Operations, distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business; and

•	On the accompanying Consolidated Statements of Cash Flows, separately disclosed Reorganization items expense (income), net, consisting of the following: (i) Fresh-start reporting adjustments; (ii) Gain on cancelation of debt; and (iii) Administrative related reorganization items.

Reorganization items are presented separately in the accompanying Consolidated Statements of Operations and represent amounts that the Company has identified as directly relating to the bankruptcy cases. Reorganization

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

items expense (income), net during Fiscal 2010 and during the period from August 31, 2009 through September 30, 2009 and the period from October 1, 2008 through August 30, 2009 are summarized as follows:

	Successor Company		Predecessor Company
		Period from	Period from
		August 31,	October 1,
	Year Ended	2009 through	2008 through
	September 30,	September 30,	August 30,
	2010	2009	2009
Legal and professional fees	$3,536	$3,962	$74,624
Deferred financing costs	—	—	10,668
Provision for rejected leases	110	—	6,020

Administrative related reorganization items	$3,646	$3,962	$91,312
Gain on cancellation of debt	—	—	(146,555)
Fresh-start reporting adjustments	—	—	(1,087,566)

Reorganization items expense (income), net	$3,646	$3,962	$(1,142,809)

The Company did not recognize any reorganization expenses during Fiscal 2011.

(3)	Inventory

Inventories consist of the following:

	September 30,
	2011	2010

Raw materials	$59,928	$62,857
Work-in-process	25,465	28,239
Finished goods	349,237	439,246

	$434,630	$530,342

(4)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2011	2010

Land, buildings and improvements	$101,303	$79,935
Machinery, equipment and other	202,309	157,172
Construction in progress	10,134	24,037

	313,746	261,144
Less accumulated depreciation	107,357	59,980

	$206,389	$201,164

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(5)	Goodwill and Intangible Assets

Intangible assets consist of the following:

	Global Batteries &	Global Pet	Home and Garden
	Appliances	Supplies	Business	Total

Goodwill:
Balance at September 30, 2009	$152,293	$160,248	$170,807	$483,348
Additions due to Russell Hobbs Merger	116,607	2,629	843	120,079
Effect of translation	(480)	(2,892)	—	(3,372)

Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Additions	—	10,029	255	10,284
Effect of translation	(272)	271	—	(1)

Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2009	$401,983	$212,253	$76,000	$690,236
Additions due to Russell Hobbs Merger	164,730	6,200	—	170,930
Effect of translation	3,232	(6,920)	—	(3,688)

Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Additions	—	2,630	150	2,780
Intangible asset impairment	(23,200)	(8,600)	(650)	(32,450)
Effect of translation	(941)	(72)	—	(1,013)

Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795

Intangible Assets Subject to Amortization
Balance at September 30, 2009, net	$354,433	$245,005	$172,271	$771,709
Additions due to Russell Hobbs Merger	186,508	4,100	1,789	192,397
Amortization during period	(22,189)	(14,981)	(8,750)	(45,920)
Effect of translation	(2,428)	(3,876)	—	(6,304)

Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Additions	—	4,193	—	4,193
Amortization during period	(33,184)	(15,599)	(8,912)	(57,695)
Effect of translation	(1,667)	401	—	(1,266)

Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114

Total Intangible Assets, net at September 30, 2011	$1,027,277	$424,734	$231,898	$1,683,909

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $58,170, net of accumulated amortization of $13,635 at September 30, 2011 and $60,792, net of accumulated amortization of $6,305 at September 30, 2010. The Company’s trade names subject to amortization relate to intangible assets recognizes as a result of the valuation under fresh-start reporting and in connection with the Merger with Russell Hobbs. The carrying value of these trade names was $133,380, net of accumulated amortization of $16,320 at September 30, 2011

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

and $145,939, net of accumulated amortization of $3,750 at September 30, 2010. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $665,564, net of accumulated amortization of $73,373 at September 30, 2011 and $705,151, net of accumulated amortization of $35,865 at September 30, 2010. The useful life of the Company’s intangible assets subject to amortization are 4 to 8 years for proprietary technology assets related to the Global Pet Supplies segment, 9 to 17 years for proprietary technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of Global Batteries & Appliances, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have incurred. During Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009 the Company conducted impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing the Company recorded non-cash pretax intangible asset impairment charges of approximately $32,450 during Fiscal 2011 and $34,391 in the period from October 1, 2008 through August 30, 2009. Both the $32,450 recorded during Fiscal 2011 and the $34,391 recorded during the period from October 1, 2008 through August 30, 2009 related to impaired trade name intangible assets. (See also Note 2(i), Significant Accounting Policies — Intangible Assets, for further details on the impairment charges).

The amortization expense related to intangibles subject to amortization for the Successor Company for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, and the Predecessor Company for the period from October 1, 2008 through August 30, 2009 is as follows:

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Proprietary technology amortization	$6,817	$6,305	$515	$3,448
Customer list amortization	38,320	35,865	2,988	14,920
Trade names amortization	12,558	3,750	10	731

	$57,695	$45,920	$3,513	$19,099

The Company estimates annual amortization expense for the next five fiscal years will approximate $58,000 per year.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(6)	Debt

Debt consists of the following:

	September 30, 2011		September 30, 2010
	Amount	Rate	Amount	Rate

Term Loan, U.S. Dollar, maturing June 17, 2016	$525,237	5.1%	$750,000	8.1%
9.5% Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	—	2.5%	—	4.1%
Other notes and obligations	19,333	10.5%	13,605	10.8%
Capitalized lease obligations	24,911	6.2%	11,755	5.2%

	1,564,512		1,770,391
Original issuance discounts on debt	(12,900)		(26,624)
Less current maturities	16,090		20,710

Long-term debt	$1,535,522		$1,723,057

The Successor Company’s aggregate scheduled maturities of debt as of September 30, 2011 are as follows:

2012	$16,090
2013	14,347
2014	8,792
2015	8,376
2016	505,974
Thereafter	1,010,933

$1,564,512

The Company’s aggregate capitalized lease obligations included in the amounts above are payable in installments of $2,645 in 2012, $2,208 in 2013, $1,671 in 2014, $1,255 in 2015, $1,230 in 2016 and $15,902 thereafter.

In connection with the Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. dollar term loan, (ii) issued $750,000 of 9.5% Notes and (iii) entered into a $300,000 ABL Revolving Credit Facility. The proceeds from such financings were used to repay Spectrum Brands’ senior term credit facility that existed at the time of emergence under Chapter 11 of the Bankruptcy Code (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The 9.5% Notes and 12% Notes were issued by Spectrum Brands. SB/RH Holdings, LLC, a wholly-owned subsidiary of SB Holdings, and the wholly owned domestic subsidiaries of Spectrum Brands are the guarantors under the 9.5% Notes. The wholly owned domestic subsidiaries of Spectrum Brands are the guarantors under the 12% Notes. SB Holdings is not an issuer or guarantor of the 9.5% Notes or the 12% Notes. SB Holdings is also not a borrower or guarantor under the Company’s Term Loan or the ABL Revolving Credit Facility. Spectrum Brands is the borrower under the Term Loan and its wholly owned domestic subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. Spectrum Brands and its wholly owned domestic subsidiaries are the borrowers under the ABL Revolving Credit Facility and SB/RH Holdings, LLC is a guarantor of that facility.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Senior Term Credit Facility

On February 1, 2011, the Company completed the refinancing of its term loan facility, which was initially established in connection with the Merger and had an aggregate amount outstanding of $680,000 upon refinancing (the “Term Loan”), with an amended and restated credit agreement, together with the amended ABL Revolving Credit Facility, (the “Senior Credit Facilities”) at a lower interest rate.

The Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at the Company’s option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

The Company recorded $10,545 of fees in connection with the Term Loan during Fiscal 2011. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the refinancing, included in Fiscal 2011 Interest expense are cash charges of $4,954 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $24,370. In connection with voluntary prepayments of $220,000 of the Term Loan during Fiscal 2011, the Company recorded cash charges of $700 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $7,521 as an adjustment to increase interest expense.

At September 30, 2011 and September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $525,237 and $750,000, respectively.

9.5% Notes

At both September 30, 2011 and September 30, 2010, the Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

The Company may redeem all or a part of the 9.5% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 9.5% Notes (the “2018 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, the Company recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Debtors’ confirmed plan of reorganization, the Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind (“PIK”). PIK interest is added to principal on the relevant semi-annual interest payment date. Under the Prior Term Facility, the Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods following the Effective Date. As a result of the refinancing of the Prior Term Facility, the Company is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. All Fiscal 2011 interest payments were made in cash.

The Company may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

At both September 30, 2011 and September 30, 2010, the Company had outstanding principal of $245,031, respectively, under the 12% Notes, including PIK interest of $26,955 that was added to principal during Fiscal 2010.

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

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

In connection with the Merger, the Company obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

the Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”), Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”), and their respective affiliates and increased the Company’s ability to incur indebtedness up to $1,850,000.

During Fiscal 2010, the Company recorded $2,966 of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

ABL Revolving Credit Facility

On April 21, 2011 the Company amended the ABL Revolving Credit Facility. The amended facility carries an interest rate, at the Company’s option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 2.25% per annum. No amortization is required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility is scheduled to expire on April 21, 2016.

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

The Revolving Loans may be drawn, repaid and re-borrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, working capital requirements of the Company and its subsidiaries, restructuring costs, and for other general corporate purposes.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During Fiscal 2010, the Company recorded $9,839 of fees in connection with the ABL Revolving Credit Facility. During Fiscal 2011, the Company recorded $2,071 of fees in connection with the amendment. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2011, the Company had aggregate borrowing availability of approximately $176,612, net of lender reserves of $48,769 and outstanding letters of credit of $32,962.

At September 30, 2010, the Company had aggregate borrowing availability of approximately $225,255, net of lender reserves of $28,972 and outstanding letters of credit of $36,969.

(7)	Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”).

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position were as follows:

		September 30,	September 30,
Asset Derivatives		2011	2010

Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables — Other	$274	$2,371
Commodity contracts	Deferred charges and other	—	1,543
Foreign exchange contracts	Receivables — Other	3,189	20
Foreign exchange contracts	Deferred charges and other	—	55

Total asset derivatives designated as hedging instruments under ASC 815		$3,463	$3,989

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables — Other	—	—

Total asset derivatives		$3,463	$3,989

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position were as follows:

		September 30,	September 30,
Liability Derivatives		2011	2010

Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$1,246	$3,734
Interest rate contracts	Accrued interest	708	861
Interest rate contracts	Other long term liabilities	—	2,032
Commodity contracts	Accounts payable	1,228	—
Commodity contracts	Other long term liabilities	4	—
Foreign exchange contracts	Accounts payable	2,698	6,544
Foreign exchange contracts	Other long term liabilities	—	1,057

Total liability derivatives designated as hedging instruments under ASC 815		$5,884	$14,228

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	10,945	9,698
Foreign exchange contracts	Other long term liabilities	12,036	20,887

Total liability derivatives		$28,865	$44,813

Changes in AOCI from Derivative Instruments

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2011 (Successor Company):

				Location of	Amount of
				Gain (Loss)	Gain (Loss)
				Recognized in	Recognized in
	Amount of			Income on	Income on
	Gain (Loss)	Location of	Amount of	Derivative	Derivatives
	Recognized in	Gain (Loss)	Gain (Loss)	(Ineffective Portion	(Ineffective Portion
	AOCI on	Reclassified from	Reclassified from	and Amount	and Amount
	Derivatives	AOCI into Income	AOCI into Income	Excluded from	Excluded from
Derivatives in ASC 815 Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

Commodity contracts	$(1,750)	Cost of goods sold	$2,617	Cost of goods sold	$(47)
Interest rate contracts	(88)	Interest expense	(3,319)	Interest expense	(205	)(A)
Foreign exchange contracts	(487)	Net Sales	(131)	Net sales	—
Foreign exchange contracts	(4,011)	Cost of goods sold	(12,384)	Cost of goods sold	—

Total	$(6,336)		$(13,217)		$(252)

(A)	Reclassified from AOCI associated with the prepayment of portions of the senior credit facility. (See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2010 (Successor Company):

				Location of	Amount of
				Gain (Loss)	Gain (Loss)
				Recognized in	Recognized in
	Amount of			Income on	Income on
	Gain (Loss)	Location of	Amount of	Derivative	Derivatives
	Recognized in	Gain (Loss)	Gain (Loss)	(Ineffective Portion	(Ineffective Portion
	AOCI on	Reclassified from	Reclassified from	and Amount	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	AOCI into Income	AOCI into Income	Excluded from	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

Commodity contracts	$3,646	Cost of goods sold	$719	Cost of goods sold	$(1)
Interest rate contracts	(13,059)	Interest expense	(4,439)	Interest expense	(6,112	)(A)
Foreign exchange contracts	(752)	Net Sales	(812)	Net sales	—
Foreign exchange contracts	(4,560)	Cost of goods sold	2,481	Cost of goods sold	—

Total	$(14,725)		$(2,051)		$(6,113)

(A)	Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for the period from August 31, 2009 through September 30, 2009 (Successor Company):

				Location of	Amount of
				Gain (Loss)	Gain (Loss)
				Recognized in	Recognized in
	Amount of			Income on	Income on
	Gain (Loss)	Location of	Amount of	Derivative	Derivatives
	Recognized in	Gain (Loss)	Gain (Loss)	(Ineffective Portion	(Ineffective Portion
	AOCI on	Reclassified from	Reclassified from	and Amount	and Amount
	Derivatives	AOCI into Income	AOCI into Income	Excluded from	Excluded from
Derivatives in ASC 815 Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

Commodity contracts	$530	Cost of goods sold	$—	Cost of goods sold	$—
Foreign exchange contracts	(127)	Net Sales	—	Net sales	—
Foreign exchange contracts	(418)	Cost of goods sold	—	Cost of goods sold	—

Total	$(15)		$—		$—

The following table summarizes the impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations for the period from October 1, 2008 through August 30, 2009 (Predecessor Company):

				Location of	Amount of
				Gain (Loss)	Gain (Loss)
				Recognized in	Recognized in
	Amount of			Income on	Income on
	Gain (Loss)	Location of	Amount of	Derivative	Derivatives
	Recognized in	Gain (Loss)	Gain (Loss)	(Ineffective Portion	(Ineffective Portion
	AOCI on	Reclassified from	Reclassified from	and Amount	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	AOCI into Income	AOCI into Income	Excluded from	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

Commodity contracts	$(4,512)	Cost of goods sold	$(11,288)	Cost of goods sold	$851
Interest rate contracts	(8,130)	Interest expense	(2,096)	Interest expense	(11,847	)(A)
Foreign exchange contracts	1,357	Net Sales	544	Net sales	—
Foreign exchange contracts	9,251	Cost of goods sold	9,719	Cost of goods sold	—
Commodity contracts	(1,313)	Discontinued operations	(2,116)	Discontinued operations	(12,803)

Total	$(3,347)		$(5,237)		$(23,799)

(A)	Included in this amount is $(6,191), reflected in the Derivatives Not Designated as Hedging Instruments Under ASC 815 table below, as a result of the de-designation of a cash flow hedge as described below.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany payments and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change.

During Fiscal 2011 the Successor Company recognized the following respective gains (losses) on derivative contracts:

	Amount of Gain (Loss)	Location of Gain or (Loss)
	Recognized in	Recognized in
	Income on Derivatives	Income on Derivatives

Foreign exchange contracts	$(5,052)	Other expense (income), net

During Fiscal 2010 the Successor Company recognized the following respective gains (losses) on derivative contracts:

	Amount of Gain (Loss)	Location of Gain or (Loss)
	Recognized in	Recognized in
	Income on Derivatives	Income on Derivatives

Commodity contracts	$153	Cost of goods sold
Foreign exchange contracts	(42,039)	Other expense (income), net

Total	$(41,886)

During the period from August 31, 2009 through September 30, 2009 (Successor Company) and the period from October 1, 2008 through August 30, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

	Amount of Gain (Loss)
	Recognized in
	Income on Derivatives
	Successor	Predecessor
	Company	Company
	Period from	Period from
	August 31, 2009	October 1, 2008
	through	through	Location of Gain or (Loss)
Derivatives Not Designated as	September 30,	August 30,	Recognized in
Hedging Instruments Under ASC 815	2009	2009	Income on Derivatives
Interest rate contracts(A)	$—	$(6,191)	Interest expense
Foreign exchange contracts	(1,469)	3,075	Other expense (income), net

Total	$(1,469)	$(3,116)

(A)	Amount represents portion of certain future payments related to interest rate contracts that were de-designated as cash flow hedges during the pendency of the Bankruptcy Cases.

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $18 and $75, respectively, at September 30, 2011 and September 30, 2010.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2011 and September 30, 2010, the Company had posted cash collateral of $418 and $2,363, respectively, related to such liability positions. In addition, at September 30, 2011 and September 30, 2010, the Company had posted standby letters of credit of $2,000 and $4,000, respectively, related to such liability positions. The cash collateral is included in Receivables — Other within the accompanying Consolidated Statements of Financial Position.

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $200,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). During Fiscal 2010, in connection with the refinancing of its senior credit facilities, the Company terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense. The derivative net loss on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2011 was $545, net of tax benefit of $334. The derivative net loss on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2010 was $2,675, net of tax benefit of $1,640. The derivative net gain or loss on these contracts recorded in AOCI by the Company at September 30, 2009 was $0. At September 30, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $545, net of tax.

In connection with the Company’s merger with Russell Hobbs and the refinancing of the Company’s existing senior credit facilities associated with the closing of the Merger, the Company assessed the prospective effectiveness of its interest rate cash flow hedges during Fiscal 2010. As a result, during Fiscal 2010, the Company ceased hedge accounting and recorded a loss of $1,451 as an adjustment to interest expense for the change in fair value of its U.S. dollar swaps from the date of de-designation until the U.S. dollar swaps were re-designated. The Company also evaluated whether the amounts recorded in AOCI associated with the forecasted U.S. dollar swap transactions were probable of not occurring and determined that occurrence of the transactions was still reasonably possible. Upon the refinancing of the existing senior credit facility associated with the closing of the Merger, the Company re-designated the U.S. dollar swaps as cash flow hedges of certain scheduled interest rate payments on the new $750,000 U.S. Dollar Term Loan expiring June 17, 2016. At September 30, 2011, the Company believes that all forecasted interest rate swap transactions designated as cash flow hedges are probable of occurring.

The Company’s interest rate swap derivative financial instruments at September 30, 2011 and September 30, 2010 are summarized as follows:

	2011		2010
	Notional	Remaining	Notional	Remaining
	Amount	Term	Amount	Term

Interest rate swaps-fixed	$200,000	.28 years	$300,000	1.28 years
Interest rate swaps-fixed	$300,000	.36 years	$300,000	1.36 years

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold.

At September 30, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. At September 30, 2010 the Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The pretax derivative gain on these contracts recorded in AOCI by the Company at September 30, 2011 was $343, net of tax expense of $148. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2010 was $5,322, net of tax benefit of $2,204. At September 30, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $343, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2011 the Company had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. At September 30, 2010 the Company had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2011 was $599, net of tax benefit of $312. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2010 was $2,256, net of tax expense of $1,201. At September 30, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $597, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. During the period from October 1, 2008 through August 30, 2009 (Predecessor Company) $2,116 of pretax derivative losses were recorded as an adjustment to Loss from Discontinued operations, net of tax, for swap or option contracts settled at maturity. The hedges are generally highly effective; however, during the period from October 1, 2008 through August 30, 2009, $12,803 of pretax derivative losses, were recorded as an adjustment to Loss from discontinued operations, net of tax, by the Predecessor Company. The amount recorded during the period from October 1, 2008 through August 30, 2009, was due to the shutdown of the growing products portion of the Home and Garden Business and a determination that the forecasted transactions were probable of not occurring. The Successor Company had no such swap contracts outstanding as of September 30, 2009 and no related gain or loss recorded in AOCI.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

offset to the change in value of the related liability or asset at each period end. At September 30, 2011 and September 30, 2010 the Company had $265,974 and $333,562, respectively, of such foreign exchange derivative notional value contracts outstanding.

During the period from October 1, 2008 through August 30, 2009, as a result of the Bankruptcy Cases, the Predecessor Company determined that previously designated cash flow hedge relationships associated with interest rate swaps became ineffective as of the Company’s Petition Date. Further, the Company’s then existing senior secured term credit agreement was amended in connection with the implementation of the Plan, and accordingly the underlying transactions did not occur as originally forecasted. As a result, the Predecessor Company reclassified approximately $6,191 of pretax losses from AOCI as an adjustment to Interest expense during the period from October 1, 2008 through August 30, 2009. As a result, the portion of derivative net losses to be reclassified from AOCI into earnings over the next 12 months was $0. The Predecessor Company’s related derivative contracts were terminated during the pendency of the Bankruptcy Cases and settled at a loss on the Effective Date.

(8)	Fair Value of Financial Instruments

ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”), establishes a new framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the year.

The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1 — Unadjusted quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. In addition, the Company has risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, the Company retains independent pricing vendors to assist in valuing certain instruments.

The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

The Company’s net derivative portfolio as of September 30, 2011, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2011 were as follows:

	Level 1	Level 2	Level 3	Total

Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$(1,954)	$—	$(1,954)
Commodity contracts	$—	$(958)	$—	$(958)
Foreign exchange contracts, net	—	(22,489)	$—	(22,489)

Total Liabilities	$—	$(25,401)	$—	$(25,401)

The Company’s net derivative portfolio as of September 30, 2010, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2010 were as follows:

	Level 1	Level 2	Level 3	Total

Assets:
Commodity contracts	$—	$3,914	$—	$3,914

Total Assets	$—	$3,914	$—	$3,914

Liabilities:
Interest rate contracts	$—	$(6,627)	$—	$(6,627)
Foreign exchange contracts, net	—	(38,111)	$—	(38,111)

Total Liabilities	$—	$(44,738)	$—	$(44,738)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). The Company recorded impairment charges related to intangible assets during Fiscal 2011. (See also Note 2(i), Significant Accounting Policies — Intangible Assets, for further details on impairment testing.)

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30, 2011		September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Total debt	$(1,551,612)	$(1,635,528)	$(1,743,767)	$(1,868,754)
Interest rate swap agreements	(1,954)	(1,954)	(6,627)	(6,627)
Commodity swap and option agreements	(958)	(958)	3,914	3,914
Foreign exchange forward agreements	(22,489)	(22,489)	(38,111)	(38,111)

(9)	Income Taxes

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Pretax income (loss):
United States	$(119,984)	$(230,262)	$(28,043)	$936,379
Outside the United States	137,108	106,079	8,043	186,975

Total pretax income (loss)	$17,124	$(124,183)	$(20,000)	$1,123,354

The components of income tax expense are as follows:

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Current:
Foreign	32,649	44,481	$3,111	$24,159
State	2,332	2,907	282	(364)

Total current	34,981	47,388	3,393	23,795
Deferred:
Federal	20,247	22,119	49,790	(1,599)
Foreign	28,054	(6,514)	(1,266)	1,581
State	9,013	196	(724)	(1,166)

Total deferred	57,314	15,801	47,800	(1,184)

Income tax expense	$92,295	$63,189	$51,193	$22,611

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Permanent items	61.9	(2.1)	5.9	1.0
Foreign statutory rate vs. U.S. statutory rate	(83.1)	8.1	3.6	(0.8)
State income taxes, net of federal benefit	7.2	4.0	3.9	(0.6)
Fresh-start reporting valuation adjustment(A)	—	—	—	(33.9)
Gain on settlement of liabilities subject to compromise	—	—	—	4.5
Professional fees incurred in connection with Bankruptcy Filing	—	—	—	1.4
Residual tax on foreign earnings	83.8	(7.5)	(284.7)	—
Valuation allowance	428.1	(73.3)	(7.4)	(4.6)
Reorganization items	—	(6.1)	—	—
Unrecognized tax benefits	(16.3)	(2.6)	(9.3)	—
Inflationary adjustments	(8.6)	(2.7)	(1.1)	—
Correction of immaterial prior period error	28.5	(4.8)	—	—
Other	2.5	1.1	(1.9)	—

	539.0%	(50.9)%	(256.0)%	2.0%

(A)	Includes the adjustment to the valuation allowance resulting from fresh-start reporting.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	Successor Company
	September 30,
	2011	2010

Current deferred tax assets:
Employee benefits	$14,188	$21,770
Restructuring	10,682	6,486
Inventories and receivables	21,521	13,484
Marketing and promotional accruals	8,911	5,783
Other	14,742	22,712
Valuation allowance	(28,772)	(28,668)

Total current deferred tax assets	41,272	41,567
Current deferred tax liabilities:
Inventories and receivables	(5,015)	(1,947)
Other	(8,087)	(3,885)

Total current deferred tax liabilities	(13,102)	(5,832)

Net current deferred tax assets	$28,170	$35,735

Noncurrent deferred tax assets:
Employee benefits	$30,177	$17,599
Restructuring and purchase accounting	2,269	20,541
Marketing and promotional accruals	587	1,311
Net operating loss and credit carry forwards	525,394	513,779
Prepaid royalty	7,346	9,708
Property, plant and equipment	5,240	3,207
Unrealized losses	9,000	4,202
Other	32,507	14,335
Valuation allowance	(345,121)	(302,268)

Total noncurrent deferred tax assets	267,399	282,414
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(16,593)	(13,862)
Unrealized gains	(11,619)	—
Intangibles	(571,454)	(544,478)
Other	(5,069)	(1,917)

Total noncurrent deferred tax liabilities	(604,735)	(560,257)

Net noncurrent deferred tax liabilities	$(337,336)	$(277,843)

Net current and noncurrent deferred tax liabilities	$(309,166)	$(242,108)

During Fiscal 2011, the Company recorded residual U.S. and foreign taxes on approximately $39,391 of distributions of foreign earnings resulting in an increase in tax expense of approximately $771. The distributions were primarily non-cash deemed distributions under U.S. tax law. During Fiscal 2010, the

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Company recorded residual U.S. and foreign taxes on approximately $26,600 of distributions of foreign earnings resulting in an increase in tax expense of approximately $9,312. The distributions were primarily non-cash deemed distributions under U.S. tax law. During the period from August 31, 2009 through September 30, 2009, the Successor Company recorded residual U.S. and foreign taxes on approximately $165,937 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense of approximately $58,295. The Company made these distributions, which were primarily non-cash, to reduce the U.S. tax loss for Fiscal 2009 as a result of Section 382 considerations. Remaining undistributed earnings of the Company’s foreign operations amounting to approximately $451,796 and $302,447 at September 30, 2011 and September 30, 2010, respectively, are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2011 and September 30, 2010. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time. In light of the Company’s plans to voluntarily pay down its U.S. debt, repurchase shares, fund U.S. acquisitions and the Company’s ongoing U.S. operational cash flow requirements, the Company does not intend to treat future earnings of its non-U.S. subsidiaries (i.e. earnings beginning in Fiscal 2012 and forward) as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings.

The Company, as of September 30, 2011, has U.S. federal and state net operating loss carryforwards of approximately $1,163,012 and $1,197,367, respectively. These net operating loss carryforwards expire through years ending in 2032. The Company has foreign loss carryforwards of approximately $140,062 which will expire beginning in 2012. Certain of the foreign net operating losses have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under IRC Section 382, that subject the Company’s U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Due to these limitations, the Company estimates that $302,465 of the total U.S. federal and $385,159 of the state net operating loss would expire unused if the Company generates sufficient income to otherwise use all its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. The Company also projects that $35,354 of the total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against these deferred tax assets.

The Predecessor Company recognized income tax expense of approximately $124,054 related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. The Company, has, in accordance with IRC Section 108, reduced its net operating loss carryforwards for cancellation of debt income that arose from its emergence from Chapter 11 of the Bankruptcy Code, under IRC Section 382(1)(6).

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2011 and September 30, 2010, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $373,893 and $330,936, respectively. As of September 30, 2011 and September 30, 2010, approximately $338,538 and $299,524, respectively, related to U.S. net deferred tax assets, and approximately $35,354 and $31,412, respectively, related to foreign net deferred tax assets. The increase in the valuation allowance for deferred tax assets during Fiscal 2011 totaled approximately $42,957, of which approximately $39,014 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $3,942 related to an increase in the valuation

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

allowance against foreign net deferred tax assets. During Fiscal 2011, the Company determined that a valuation allowance is required against deferred tax assets related to net operating losses in Brazil, and thus recorded a $25,877 charge to increase the valuation allowance. The Company also removed net operating losses and the corresponding valuation allowances in those reorganizations where the net operating losses could not be carried over to a new entity.

The total amount of unrecognized tax benefits on the Successor Company’s Consolidated Statements of Financial Position at September 30, 2011 and September 30, 2010 are $9,013 and $12,808, respectively. If recognized in the future, the entire amount of unrecognized tax benefits will affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Successor Company as of September 30, 2011 and September 30, 2010 had approximately $4,682 and $5,860, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2011 was a net decrease to income tax expense of $(1,422). The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2010 was a net increase to income tax expense of $1,527. The impact related to interest and penalties on the Consolidated Statements of Operations for the period from October 1, 2008 through August 30, 2009 (Predecessor Company) and the period from August 31, 2009 through September 30, 2009 (Successor Company) was not material. In connection with the Merger, the Company recorded additional unrecognized tax benefits of approximately $3,299 as part of purchase accounting.

As of September 30, 2011, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes the changes to the amount of unrecognized tax benefits of Company for Fiscal 2011, Fiscal 2010, and Fiscal 2009:

Unrecognized tax benefits at September 30, 2008 (Predecessor Company)	$6,755
Gross increase — tax positions in prior period	26
Gross decrease — tax positions in prior period	(11)
Gross increase — tax positions in current period	1,673
Lapse of statutes of limitations	(807)

Unrecognized tax benefits at August 30, 2009 (Predecessor Company)	$7,636
Gross decrease — tax positions in prior period	(15)
Gross increase — tax positions in current period	174
Lapse of statutes of limitations	(30)

Unrecognized tax benefits at September 30, 2009 (Successor Company)	$7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
Gross decrease — tax positions in prior period	(904)
Gross increase — tax positions in current period	3,390
Lapse of statutes of limitations	(694)

Unrecognized tax benefits at September 30, 2010 (Successor Company)	$12,808
Gross increase — tax positions in prior period	1,658
Gross decrease — tax positions in prior period	(823)
Gross increase — tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,376)

Unrecognized tax benefits at September 30, 2011 (Successor Company)	$9,013

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom, and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2007 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2007 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2008, 2009, 2010 and 2011 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S., federal tax filings for years prior to and including Russell Hobbs year ended June 30, 2008 are closed. However, the federal net operating loss carryforwards for Russell Hobbs fiscal years ended June 30, 2008 and prior are subject to examination by the IRS until the year that such net operating losses are utilized and those years are closed for audit.

During Fiscal 2011 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to the effective state income tax rates for the U.S. subsidiaries. During Fiscal 2010 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to deferred taxes in certain foreign jurisdictions. We believe the correction of these errors to be both quantitatively and qualitatively immaterial to our annual results for Fiscal 2011, Fiscal 2010 or to any of our previously issued financial statements. The impact of the corrections were an increase to income tax expense and an increase to deferred tax liabilities in

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Fiscal 2011 of approximately $4,873 and an increase to income tax expense and a decrease to deferred tax assets in Fiscal 2010 of approximately $5,900.

(10)	Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

Under the Tetra U.S. postretirement plan, the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles, coinsurance and copayments.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred
	Compensation Benefits		Other Benefits
	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation, beginning of year	$214,977	$132,752	$527	$476
Obligations assumed from Merger with Russell Hobbs	—	54,468	—	—
Service cost	2,543	2,479	11	9
Interest cost	10,380	8,239	27	26
Actuarial (gain) loss	(9,027)	25,140	(21)	25
Participant contributions	189	495	—	—
Benefits paid	(8,685)	(6,526)	(2)	(9)
Foreign currency exchange rate changes	(905)	(2,070)	—	—

Benefit obligation, end of year	$209,472	$214,977	$542	$527

Change in plan assets
Fair value of plan assets, beginning of year	$125,566	$78,345	$—	$—
Assets acquired from Merger with Russell Hobbs	—	38,458	—	—
Actual return on plan assets	(100)	7,613	—	—
Employer contributions	12,854	6,234	2	9
Employee contributions	1,821	2,127	—	—
Benefits paid	(8,685)	(6,526)	(2)	(9)
Plan expenses paid	(226)	(237)	—	—
Foreign currency exchange rate changes	(589)	(448)	—	—

Fair value of plan assets, end of year	$130,641	$125,566	$—	$—

Accrued Benefit Cost	$(78,831)	$(89,411)	$(542)	$(527)

Weighted-average assumptions:
Discount rate	4.2%-13.6%	4.2%-13.6%	5.0%	5.0%
Expected return on plan assets	3.0%-7.8%	4.5%-8.8%	N/A	N/A
Rate of compensation increase	0%-5.5%	0%-5.5%	N/A	N/A

The net underfunded status as of September 30, 2011 and September 30, 2010 of $78,831 and $89,411, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2011 and September 30, 2010 are unrecognized net losses of $21,496, net of tax benefit of $11,460 and $17,197, net of tax benefit of $5,894, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2012 is $693.

At September 30, 2011, the Company’s total pension and deferred compensation benefit obligation of $209,472 consisted of $67,611 associated with U.S. plans and $141,861 associated with international plans. The fair value of the Company’s assets of $130,641 consisted of $43,582 associated with U.S. plans and $87,059 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

5.0% and approximately 4.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

At September 30, 2010, the Company’s total pension and deferred compensation benefit obligation of $214,977 consisted of $62,126 associated with U.S. plans and $152,851 associated with international plans. The fair value of the Company’s assets of $125,566 consisted of $44,284 associated with U.S. plans and $81,282 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5% and approximately 4.8% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits				Other Benefits
	Successor			Predecessor	Successor			Predecessor
	Company			Company	Company			Company
			Period from	Period from			Period from	Period from
			August 31, 2009	October 1, 2008			August 31, 2009	October 1, 2008
			through	through			through	through
			September 30,	August 30,			September 30,	August 30,
	2011	2010	2009	2009	2011	2010	2009	2009
Components of net periodic benefit cost
Service cost	$2,543	$2,479	$211	$2,068	$11	$9	$1	$8
Interest cost	10,380	8,239	612	6,517	27	26	2	24
Expected return on assets	(7,829)	(5,774)	(417)	(4,253)	—	—	—	—
Amortization of prior service cost	—	535	—	202	—	—	—	—
Amortization of transition obligation	—	207	—	—	—	—	—	—
Curtailment loss	—	—	—	300	—	—	—	—
Recognized net actuarial (gain) loss	8	613	—	37	(52)	(58)	(5)	(53)

Net periodic cost (benefit)	$5,102	$6,299	$406	$4,871	$(14)	$(23)	$(2)	$(21)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average
	Allocation
	Target	Actual
Asset Category	2011	2011	2010

Equity Securities	0-60%	46%	43%
Fixed Income Securities	0-40%	21%	22%
Other	0-100%	33%	35%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.2%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2011 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company’s expected future pension benefit payments for Fiscal 2012 through its fiscal year 2021 are as follows:

2012	$7,464
2013	7,763
2014	8,016
2015	8,415
2016	9,036
2017 to 2021	52,300

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2011 segregated by level within the fair value hierarchy (See Note 8, Fair Value of Financial Instruments, for discussion of the fair value hierarchy and fair value principles):

	Level 1	Level 2	Level 3	Total

U.S. Defined Benefit Plan Assets:
Common collective trust — equity	$16,516	$13,019	$—	$29,535
Common collective trust — fixed income	—	14,046	—	14,046

Total U.S. Defined Benefit Plan Assets	$16,516	$27,065	$—	$43,581

International Defined Benefit Plan Assets:
Common collective trust — equity	$—	$29,532	$—	$29,532
Common collective trust — fixed income	—	11,467	—	11,467
Insurance contracts — general fund	—	37,987	—	37,987
Other	—	8,073	—	8,073

Total International Defined Benefit Plan Assets	$—	$87,059	$—	$87,059

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Successor Company contributions charged to operations, including discretionary amounts, for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 were $4,999, $3,464 and $44, respectively. Predecessor Company contributions charged to operations, including discretionary amounts, for the period from October 1, 2008 through August 30, 2009 were $2,623.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(11)	Segment Information

Effective October 1, 2010, the Company began managing its business in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business. (See Note 1, Description of Business, for additional information regarding the Company’s realignment of its reporting segments.)

On June 16, 2010, the Company completed the Merger with Russell Hobbs. The results of Russell Hobbs operations since June 16, 2010 are in included in the Company’s Consolidated Statements of Operations.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment.

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, reorganization items expense, net, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010 expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have been excluded in the determination of reportable segment profits. These expenses were previously reflected in operating segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the Successor Company for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 and the Predecessor Company for the period from October 1, 2008 through August 30, is as follows:

Net sales to external customers

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Global Batteries & Appliances	$2,254,153	$1,658,123	$146,139	$1,188,902
Global Pet Supplies	578,905	566,335	56,270	517,601
Home and Garden Business	353,858	342,553	17,479	304,145

Total segments	$3,186,916	$2,567,011	$219,888	$2,010,648

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Depreciation and amortization

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Global Batteries & Appliances	$68,084	$57,557	$4,728	$21,933
Global Pet Supplies	24,274	28,538	2,580	19,832
Home and Garden Business	12,375	14,418	1,320	11,073

Total segments	104,733	100,513	8,628	52,838
Corporate	30,416	16,905	43	5,642

Total Depreciation and amortization	$135,149	$117,418	$8,671	$58,480

Segment profit

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Global Batteries & Appliances	$238,864	$171,298	$6,242	$165,633
Global Pet Supplies	75,564	57,675	3,269	62,365
Home and Garden Business	65,180	51,192	(4,573)	46,458

Total segments	379,608	280,165	4,938	274,456
Corporate expenses	53,967	48,817	3,100	39,180
Acquisition and integration related charges	36,603	38,452	—	—
Restructuring and related charges	28,644	24,118	1,729	44,080
Intangible asset impairment	32,450	—	—	34,391
Interest expense	208,329	277,015	16,962	172,940
Other expense (income), net	2,491	12,300	(815)	3,320

Income (loss) from continuing operations before reorganization items income taxes	$17,124	$(120,537)	$(16,038)	$(19,455)

The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela met the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. As a result, the Company remeasured the local statement of financial position of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation to the official exchange rate of 4.3 Bolivar fuerte per U.S. dollar. Based on actual exchange activity as of September 30, 2010, the Company determined that the most likely method of exchanging its Bolivar fuertes for U.S. dollars would be to formally apply with the Venezuelan government to exchange through commercial banks at the SITME rate specified by the Central Bank of Venezuela. The SITME rate as of September 30, 2010 was quoted at 5.3 Bolivar fuerte per U.S. dollar. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2010 from the official exchange rate to the 5.3 SITME rate in accordance with ASC Topic 830: “Foreign Currency Matters” (“ASC 830) as it was the expected rate at which exchanges of Bolivar fuerte to U.S. dollars would be settled.

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in Other expense (income), net, of $10,102 during Fiscal 2010 related to Bolivar fuerte denominated transactions.

As of September 30, 2011, the Company is no longer exchanging its Bolivar Fuertes for U.S. dollars through the SITME mechanism and the SITME is no longer the most likely method of exchanging its Bolivar fuertes for U.S. dollars. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate in accordance with ASC 830 as it is the expected rate at which exchanges of Bolivar fuerte to U.S. dollars will be settled. The Company reported a foreign exchange gain in Other expense (income), net, of $(1,293) during Fiscal 2011 related to the change to the official exchange rate.

Segment total assets

	September 30,
	2011	2010

Global Batteries & Appliances	$2,275,076	$2,477,091
Global Pet Supplies	828,202	839,191
Home and Garden Business	476,381	496,143

Total segments	3,579,659	3,812,425
Corporate	47,047	61,179

Total assets at year end	$3,626,706	$3,873,604

Segment long-lived assets(A)

	September 30,
	2011	2010

Global Batteries & Appliances	$1,468,617	$1,538,511
Global Pet Supplies	647,953	654,743
Home and Garden Business	417,078	424,523

Total segments	2,533,648	2,617,777
Corporate	44,770	56,115

Long-lived assets at year end	$2,578,418	$2,673,892

(A)	Includes all of the Company’s non-current assets.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Capital expenditures

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Global Batteries & Appliances	$25,471	$28,496	$2,311	$6,642
Global Pet Supplies	7,059	7,920	288	1,260
Home and Garden Business	3,630	3,890	119	164

Total segments	36,160	40,306	2,718	8,066
Corporate	—	10	—	—

Total Capital expenditures	$36,160	$40,316	$2,718	$8,066

Geographic Disclosures — Net sales to external customers

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
United States	$1,780,127	$1,444,779	$113,407	$1,166,920
Outside the United States	1,406,789	1,122,232	106,481	843,728

Total net sales to external customers	$3,186,916	$2,567,011	$219,888	$2,010,648

Geographic Disclosures — Long-lived assets(A)

	September 30,
	2011	2010

United States	$1,843,869	$1,884,995
Outside the United States	734,549	788,897

Long-lived assets at year end	$2,578,418	$2,673,892

(A)	Includes all of the Company’s non-current assets.

(12)	Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $7,302, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2012	$30,859
2013	24,262
2014	18,337
2015	12,180
2016	10,625
Thereafter	27,878

Total minimum lease payments	$124,141

All of the leases expire between October 2011 through January 2030. Successor Company’s total rent expense was $40,298, $30,218 and $2,351 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. Predecessor Company’s total rent expense was $22,132 for the period from October 1, 2008 through August 30, 2009.

(13)	Related Party Transactions

Merger Agreement and Exchange Agreement

On June 16, 2010 (the “Closing Date”), SB Holdings completed the Merger pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010, by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp., and Grill Merger Corp. (the “Merger Agreement”). As a result of the Merger, each of Spectrum Brands and Russell Hobbs became a wholly-owned subsidiary of SB Holdings. At the effective time of the Merger, (i) the outstanding shares of Spectrum Brands common stock were canceled and converted into the right to receive shares of SB Holdings common stock, and (ii) the outstanding shares of Russell Hobbs common stock and preferred stock were canceled and converted into the right to receive shares of SB Holdings common stock.

Pursuant to the terms of the Merger Agreement, on February 9, 2010, Spectrum Brands entered into support agreements with the Harbinger Parties and Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), in which the Harbinger Parties and the Avenue Parties agreed to vote their shares of Spectrum Brands common stock acquired before the date of the Merger Agreement in favor of the Merger and against any alternative proposal that would impede the Merger.

Immediately following the consummation of the Merger, the Harbinger Parties owned approximately 64% of the outstanding SB Holdings common stock and the stockholders of Spectrum Brands (other than the Harbinger Parties) owned approximately 36% of the outstanding SB Holdings common stock.

On January 7, 2011, the Harbinger Parties contributed 27,757 shares of SB Holdings common stock to Harbinger Group Inc. (“HRG”) and received in exchange for such shares an aggregate of 119,910 shares of HRG common stock (such transaction, the “Share Exchange”), pursuant to a Contribution and Exchange Agreement (the “Exchange Agreement”). Immediately following the Share Exchange, (i) HRG owned approximately 54.4% of the outstanding shares of SB Holding’s common stock and the Harbinger Parties owned approximately 12.7% of the outstanding shares of SB Holdings common stock, and (ii) the Harbinger Parties owned 129,860 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

On June 28, 2011 the Company filed a Form S-3 registration statement with the SEC under which 1,150 shares of its common stock and 6,320 shares of the Company’s common stock held by Harbinger Capital Partners Master Fund I, Ltd. were offered to the public.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

•	for so long as the Harbinger Parties and their affiliates beneficially own 40% or more of the outstanding voting securities of SB Holdings, the Harbinger Parties and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the SB Holdings board of directors as described in the Stockholder Agreement;

•	the Harbinger Parties will not effect any transfer of equity securities of SB Holdings to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of SB Holdings, unless specified conditions are met; and

•	the Harbinger Parties will be granted certain access and informational rights with respect to SB Holdings and its subsidiaries.

Pursuant to a joinder to the Stockholder Agreement entered into by the Harbinger Parties and HRG, upon consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, and is subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

Certain provisions of the Stockholder Agreement terminate on the date on which the Harbinger Parties or HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person (including the Harbinger Parties or HRG) acquires 90% or more of the outstanding voting securities of SB Holdings.

Also in connection with the Merger, the Harbinger Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG will become a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

Other Agreements

On August 28, 2009, in connection with Spectrum Brands’ emergence from Chapter 11 reorganization proceedings, Spectrum Brands entered into a registration rights agreement with the Harbinger Parties, the Avenue Parties and D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”), pursuant to which the Harbinger Parties, the Avenue Parties and D.E. Shaw have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their holdings of Spectrum Brands’ 12% Notes.

In connection with the Merger, Russell Hobbs and Harbinger Master Fund entered into an indemnification agreement, dated as of February 9, 2010 (the “Indemnification Agreement”), by which Harbinger Master Fund agreed, among other things and subject to the terms and conditions set forth therein, to guarantee the obligations of Russell Hobbs to pay (i) a reverse termination fee to Spectrum Brands under the merger agreement and (ii) monetary damages awarded to Spectrum Brands in connection with any willful and material breach by Russell Hobbs of the Merger Agreement. The maximum amount payable by Harbinger Master Fund under the Indemnification Agreement was $50,000 less any amounts paid by Russell Hobbs or the Harbinger Parties, or any of their respective affiliates as damages under any documents related to the Merger. No such amounts became due

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

under the Indemnification Agreement. Harbinger Master Fund also agreed to indemnify Russell Hobbs, SB Holdings and their subsidiaries for out-of-pocket costs and expenses above $3,000 in the aggregate that become payable after the consummation of the Merger and that relate to the litigation arising out of Russell Hobbs’ business combination transaction with Applica. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither the Company, Applica or any other subsidiary of the Company was required to make any payments in connection with the settlement.

(14)	Restructuring and Related Charges

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented as well as consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure incurred prior to the Bankruptcy Filing.

The following table summarizes restructuring and related charges incurred by segment:

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Cost of goods sold:
Global Batteries & Appliances	$756	$3,275	$173	$11,857
Global Pet Supplies	7,085	3,837	5	1,332
Home and Garden Business	—	38	—	—

Total restructuring and related charges in cost of goods sold	7,841	7,150	178	13,189
Operating expense:
Global Batteries & Appliances	5,338	251	370	8,393
Global Pet Supplies	9,567	2,917	35	4,411
Home and Garden Business	2,704	8,419	993	5,323
Corporate	3,194	5,381	153	12,764

Total restructuring and related charges in operating expense	20,803	16,968	1,551	30,891

Total restructuring and related charges	$28,644	$24,118	$1,729	$44,080

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes restructuring and related charges incurred by type of charge:

				Predecessor
	Successor Company			Company
			Period from	Period from
			August 31, 2009	October 1, 2008
			through	through
			September 30,	August 30,
	2011	2010	2009	2009
Costs included in cost of goods sold:
United & Tetra integration:
Termination benefits	$—	$—	$—	$6
European initiatives:
Other associated costs	—	—	7	11
Latin America initiatives:
Termination benefits	—	—	—	207
Global Realignment initiatives:
Termination benefits	—	187	—	333
Other associated costs	—	(102)	—	869
Ningbo Exit Plan:
Termination benefits	—	14	—	857
Other associated costs	273	2,148	165	8,461
Global Cost Reduction initiatives:
Termination benefits	1,679	2,630	—	200
Other associated costs	5,889	2,273	6	2,245

Total included in cost of goods sold	7,841	7,150	178	13,189
Costs included in operating expenses:
Breitenbach, France facility closure:
Other associated costs	—	—	—	(7)
United & Tetra integration:
Termination benefits	—	—	—	2,297
Other associated costs	—	—	(132)	427
European initiatives:
Termination benefits	(251)	(92)	—	—
Global Realignment:
Termination benefits	1,207	5,361	94	6,994
Other associated costs	1,931	(1,841)	45	3,440
Ningbo Exit Plan:
Other associated costs	—	—	—	1,334
Global Cost Reduction initiatives:
Termination benefits	10,155	4,268	866	5,690
Other associated costs	7,761	9,272	678	10,716

Total included in operating expenses	20,803	16,968	1,551	30,891

Total restructuring and related charges	$28,644	$24,118	$1,729	$44,080

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

2009 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segments. These initiatives also include consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives since inception, which are expected to be incurred through January 31, 2015, are projected at approximately $78,000.

The Successor Company recorded $25,484, $18,443 and $1,550 of pretax restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $18,850 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009 related to the Global Cost Reduction Initiatives.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2011:

	Termination	Other
	Benefits	Costs	Total

Accrual balance at September 30, 2010	$6,447	$4,005	$10,452
Provisions	10,423	1,319	11,742
Cash expenditures	(8,286)	(2,890)	(11,176)
Non-cash items	211	587	798

Accrual balance at September 30, 2011	$8,795	$3,021	$11,816

Expensed as incurred(A)	$1,411	$12,331	$13,742

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Successor Company during Fiscal 2011, the cumulative amount incurred from inception of the initiative through September 30, 2011 and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global
	Batteries and	Global Pet	Home and
	Appliances	Supplies	Garden	Corporate	Total

Restructuring and related charges incurred during Fiscal 2011	$6,128	$16,652	$2,704	$—	$25,484
Restructuring and related charges incurred since initiative inception	$13,167	$26,862	$16,708	$7,591	$64,328
Total future estimated restructuring and related charges expected to be incurred	$—	$10,600	$2,987	$—	$13,587

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Appliances segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives, which are complete, include the plan to exit the Company’s Ningbo battery manufacturing facility in China (the “Ningbo Exit Plan”).

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The Company has recorded pretax restructuring and related charges of $29,651 since the inception of the Ningbo Exit Plan.

The Successor Company recorded $273, $2,162 and $165 of pretax restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $10,652 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009, in connection with the Ningbo Exit Plan.

The following table summarizes the remaining accrual balance associated with the Ningbo Exit Plan and activity that occurred during Fiscal 2011:

Ningbo Exit Plan Summary

Other Costs

Accrual balance at September 30, 2010	$491
Provisions	24
Cash expenditures	(143)
Non-cash items	(372)

Accrual balance at September 30, 2011	$—

Expensed as incurred(A)	$249

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments: Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). Costs associated with these initiatives since inception, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92,500, the majority of which are cash costs.

In connection with the Global Realignment Initiatives, the Successor Company recorded $3,138, $3,605 and $138 of restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $11,635 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009, related to the Global Realignment Initiatives.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that occurred during Fiscal 2011:

Global Realignment Initiatives Summary

	Termination	Other
	Benefits	Costs	Total

Accrual balance at September 30, 2010	$8,721	$2,281	$11,002
Provisions	1,207	71	1,278
Cash expenditures	(7,394)	(832)	(8,226)
Non-cash items	(5)	322	317

Accrual balance at September 30, 2011	$2,529	$1,842	$4,371

Expensed as incurred(A)	$—	$1,860	$1,860

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Successor Company during Fiscal 2011, the cumulative amount incurred from inception of the initiative through September 30, 2011 and the total future expected costs to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global
	Batteries and	Home and
	Appliances	Garden	Corporate	Total

Restructuring and related charges incurred during Fiscal 2011	$(56)	$—	$3,194	$3,138
Restructuring and related charges incurred since initiative inception	$46,613	$6,762	$38,350	$91,725
Total future restructuring and related charges expected	$—	$—	$702	$702

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company has recorded pretax restructuring and related charges of $26,714 since the inception of the European Initiatives.

The Company recorded $(251), $(92) and $7 of pretax restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $11 during the period from October 1, 2008 through August 30, 2009, related to the European Initiatives.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2011:

European Initiatives Summary

	Termination	Other
	Benefits	Costs	Total

Accrual balance at September 30, 2010	$1,801	$47	$1,848
Provisions	(251)	—	(251)
Cash expenditures	(638)	(47)	(685)
Non-cash items	(912)	—	(912)

Accrual balance at September 30, 2011	$—	$—	$—

(15)  Acquisitions

Russell Hobbs

On June 16, 2010, the Company consummated the Merger, pursuant to which Spectrum Brands became a wholly-owned subsidiary of the Company and Russell Hobbs became a wholly owned subsidiary of Spectrum Brands. Russell Hobbs is a designer, marketer and distributor of a broad range of branded small household appliances. Russell Hobbs markets and distributes small kitchen and home appliances, pet and pest products and personal care products. Russell Hobbs has a broad portfolio of recognized brand names, including Black & Decker, George Foreman, Russell Hobbs, Toastmaster, LitterMaid, Farberware, Breadman and Juiceman. Russell Hobbs’ customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.

The results of Russell Hobbs operations since June 16, 2010 are included in the Company’s Consolidated Statements of Operations. Effective October 1, 2010, substantially all of the financial results of Russell Hobbs are reported within the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively.

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounted for the Merger by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition. After consummation of the Merger, the stockholders of Spectrum Brands, inclusive of the Harbinger Parties, owned approximately 60% of SB Holdings and the stockholders of Russell Hobbs owned approximately 40% of SB Holdings. Inasmuch as Russell Hobbs was a private company and its common stock was not publicly traded, the closing market price of the Spectrum Brands common stock at June 16, 2010 was used to calculate the purchase price. The total purchase price of Russell Hobbs was approximately $597,579 determined as follows:

Spectrum Brands closing price per share on June 16, 2010	$28.15
Purchase price — Russell Hobbs allocation — 20,704 shares(1)(2)	$575,203
Cash payment to pay off Russell Hobbs’ North American credit facility	22,376

Total purchase price of Russell Hobbs	$597,579

(1)	Number of shares calculated based upon conversion formula, as defined in the Merger Agreement, using balances as of June 16, 2010.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

(2)	The fair value of 271 shares of unvested restricted stock units as they relate to post combination services will be recorded as operating expense over the remaining service period and were assumed to have no fair value for the purchase price.

Purchase Price Allocation

The total purchase price for Russell Hobbs was allocated to the net tangible and intangible assets based upon their fair values at June 16, 2010 as set forth below. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The measurement period for the Merger has closed, during which no adjustments were made to the preliminary purchase price allocation. The final purchase price allocation for Russell Hobbs is as follows:

Current assets	$307,809
Property, plant and equipment	15,150
Intangible assets	363,327
Goodwill(A)	120,079
Other assets	15,752

Total assets acquired	$822,117
Current liabilities	142,046
Total debt	18,970
Long-term liabilities	63,522

Total liabilities assumed	$224,538

Net assets acquired	$597,579

(A)	Consists of $25,426 of tax deductible Goodwill.

Pre-Acquisition Contingencies Assumed

The Company has evaluated pre-acquisition contingencies relating to Russell Hobbs that existed as of the acquisition date. Based on the evaluation, the Company has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the purchase price allocation for Russell Hobbs. As the measurement period has closed, adjustments to pre-acquisition contingency amounts are reflected in the Company’s results of operations.

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. Significant adjustments as a result of the purchase price allocation are summarized as follows:

•	Inventories — An adjustment of $1,721 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•	Deferred tax liabilities, net — An adjustment of $43,086 was recorded to adjust deferred taxes for the fair value allocations made in accounting for the purchase.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

•	Property, plant and equipment, net — An adjustment of $(455) was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to their highest and best use. The valuation of the Company’s property, plant and equipment were based on the cost approach.

•	Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $363,327 as of June 16, 2010. A summary of the significant key inputs is as follows:

•	The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 93%, which was supported by historical retention rates. Income taxes were estimated at 36% and amounts were discounted using a rate of 15.5%. The customer relationships were valued at $38,000 under this approach.

•	The Company valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 2.0% to 5.5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 1%-14% annually with a terminal year growth rate of 3%. Income taxes were estimated in a range of 30%-38% and amounts were discounted using rates between 15.5%-16.5%. Trade name and trademarks were valued at $170,930 under this approach.

•	The Company valued a trade name license agreement using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade name license agreement, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade name license agreement after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. In estimating the fair value of the trade name license agreement, net sales were estimated to grow at a rate of (3)%-1% annually. The Company assumed a twelve year useful life of the trade name license agreement. Income taxes were estimated at 37% and amounts were discounted using a rate of 15.5%. The trade name license agreement was valued at $149,200 under this approach.

•	The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies were 2% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 9 to

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

11 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 3%-12% annually. Income taxes were estimated at 37% and amounts were discounted using the rate of 15.5%. The technology assets were valued at $4,100 under this approach.

Supplemental Pro Forma Information (Unaudited)

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2008 through Fiscal 2010.

			Predecessor
	Successor Company		Company
		Period from	Period from
		August 31, 2009	October 1, 2008
		through	through
		September 30,	August 30,
	2010	2009	2009
Net sales:
Reported Net sales	$2,567,011	$219,888	$2,010,648
Russell Hobbs adjustment	543,952	64,641	711,046

Pro forma Net sales	$3,110,963	$284,529	$2,721,694

(Loss) income from continuing operations:
Reported (loss) income from continuing operations	$(187,372)	$(71,193)	$1,100,743
Russell Hobbs adjustment	(5,504)	(2,284)	(25,121)

Pro forma (loss) income from continuing operations	$(192,876)	$(73,477)	$1,075,622

Basic and Diluted earnings per share from continuing operations(A):
Reported Basic and Diluted earnings per share from continuing operations	$(5.20)	$(2.37)	$21.45
Russell Hobbs adjustment	(0.16)	(0.08)	(0.49)

Pro forma basic and diluted earnings per share from continuing operations	$(5.36)	$(2.45)	$20.96

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

Seed Resources

On December 3, 2010, the Company completed the $10,524 cash acquisition of Seed Resources. Seed Resources is a wild bird seed cake producer through its Birdola premium brand seed cakes. This acquisition was not significant individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting.

The results of Seed Resources operations since December 3, 2010 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Global Pet Supplies business segment. The preliminary purchase price of $12,500, which includes a $1,476 sales earn out and a $500 manufacturing earn out, has been allocated to the acquired net assets, including a $1,100 trade name intangible asset and $10,029 of goodwill. The Company’s estimates and assumptions for this acquisition are subject to change as the Company obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

(16)	Discontinued Operations

On November 11, 2008, the Predecessor Board approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The shutdown of the growing products portion of the Home and Garden Business was completed during the second quarter of Fiscal 2009.

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for Fiscal 2010, the period from August 31, 2009 through September 30, 2009, and the period from October 1, 2008 through August 30, 2009, respectively:

			Predecessor
	Successor Company		Company
		Period from	Period from
		August 31, 2009	October 1, 2008
		through	through
		September 30,	August 30,
	2010	2009	2009
Net sales	$—	$—	$31,306

(Loss) income from discontinued operations before income taxes	$(2,512)	$408	$(91,293)
Provision for income tax expense (benefit)	223	—	(4,491)

(Loss) income from discontinued operations, net of tax	$(2,735)	$408	$(86,802)

The Company did not record any (loss) income from discontinued operations in Fiscal 2011.

(17)	New Accounting Pronouncements

Recently Adopted Accounting Guidance

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company adopted the new guidance on October 1, 2010 and the adoption did not impact the Company’s financial statements and related disclosures.

Revenue Recognition — Multiple-Element Arrangements

In October 2009, the FASB issued new accounting guidance addressing the accounting for multiple-deliverable arrangements to enable entities to account for products or services (deliverables) separately rather than as a combined unit. The provisions establish the accounting and reporting guidance for arrangements under which the entity will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Company adopted the new guidance on October 1, 2010 and the adoption did not impact the Company’s financial statements and related disclosures.

Recently Issued Accounting Guidance

Fair Value Measurement

In May 2011, the FASB issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance is effective for the Company for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.

Testing for Goodwill Impairment

During September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

(18)	Subsequent Events

ASC 855, “Subsequent Events,” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through the date these financial statements were issued.

On November 1, 2011, the Company completed the $43,750 cash acquisition of certain trade name brands from The Homax Group, Inc., a portfolio company of Olympus Partners. In accordance with ASC 805, the Company will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired assets within the Company’s Home and Garden Business segment. The Company is in process of preparing the preliminary purchase price allocation.

On November 2, 2011, the Company offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.50% of the par value; these notes are in addition to the $750,000 aggregative principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Company’s and the guarantors assets. The additional notes will vote together with the existing 9.5% Notes.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

On December 5, 2011, the Company signed a definitive agreement to acquire all of the issued and outstanding common stock of FURminator, Inc. for $140,000 in cash. The transaction is subject to customary closing and regulatory approvals. In accordance with ASC 805, the Company will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired assets and liabilities within the Company’s Global Pet Supplies segment. The Company is in process of preparing the preliminary purchase price allocation.

(19)	Quarterly Results (unaudited)

Fiscal 2011:

	Successor Company
	Quarter Ended
	September 30,	July 3,	April 3,	January 2,
	2011	2011	2011	2011

Net sales	$827,329	$804,635	$693,885	$861,067
Gross profit	280,495	293,694	255,439	299,239
Net (loss) income	(33,831)	28,604	(50,186)	(19,758)
Basic net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)
Diluted net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)

Fiscal 2010:

	Successor Company
	Quarter Ended
	September 30,	July 4,	April 4,	January 3,
	2010	2010	2010	2010

Net sales	$788,999	$653,486	$532,586	$591,940
Gross profit	274,499	252,869	209,580	184,462
Net loss	(24,317)	(86,507)	(19,034)	(60,249)
Basic net loss per common share	$(0.48)	$(2.53)	$(0.63)	$(2.01)
Diluted net loss per common share	$(0.48)	$(2.53)	$(0.63)	$(2.01)

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the year ended September 30, 2011, the year ended September 30, 2010, the period from August 31,
2009 through September 30, 2009 and the period from October 1, 2008 through August 30, 2009
(In thousands)

	Column B	Column C Additions	Column D Deductions		Column E
	Balance at	Charged to			Balance at
Column A	Beginning	Costs and		Other	End of
Descriptions	of Period	Expenses	Deductions	Adjustments(A)	Period

September 30, 2011 (Successor Company):
Accounts receivable allowances	$4,351	$9,777	$—	$—	$14,128
September 30, 2010 (Successor Company):
Accounts receivable allowances	$1,011	$3,340	$—	$—	$4,351
September 30, 2009 (Successor Company):
Accounts receivable allowances	$—	$1,011	$—	$—	$1,011
August 30, 2009 (Predecessor Company):
Accounts receivable allowances	$18,102	$1,763	$3,848	$16,017	$—

(A)	The “Other Adjustment” in the period from October 1, 2008 through August 30, 2009, represents the elimination of Accounts receivable allowances through fresh-start reporting as a result of the Company’s emergence from Chapter 11 of the Bankruptcy Code.

See accompanying Report of Independent Registered Public Accounting Firm

2.	HARBINGER F&G, LLC AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS.

Independent Auditors’ Report

The Board of Directors
Harbinger F&G, LLC.:

We have audited the accompanying consolidated balance sheet of Harbinger F&G, LLC and subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited financial statement Schedule I. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger F&G, LLC and subsidiaries as of September 30, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
Baltimore, Maryland
December 13, 2011

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In thousands)

September 30,
2011

ASSETS
Investments (Notes 3 and 4):
Fixed maturity securities available-for-sale, at fair value	$15,367,474
Equity securities available-for-sale, at fair value	287,043
Derivative investments	52,335
Other invested assets	44,279

Total investments	15,751,131
Cash and cash equivalents	820,903
Accrued investment income	212,848
Reinsurance recoverable (Note 13)	1,596,790
Intangibles, net (Note 6)	457,167
Deferred tax assets (Note 11)	211,641
Other assets	346,322

Total assets	$19,396,802

LIABILITIES AND MEMBER’S EQUITY
Contractholder funds (Note 2)	$14,549,970
Future policy benefits (Note 2)	3,598,208
Liability for policy and contract claims	56,650
Note payable (Note 8)	95,000
Other liabilities (Note 7)	428,837

Total liabilities	18,728,665

Member’s equity (Note 9):
Contributed capital	379,359
Retained earnings	129,285
Accumulated other comprehensive income	159,493

Total member’s equity	668,137

Total liabilities and member’s equity	$19,396,802

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

Year Ended
September 30,
2011

Revenues:
Premiums	$39,002
Net investment income (Note 3)	369,840
Net investment losses (Note 3)	(166,891)
Insurance and investment product fees and other	48,915

Total revenues	290,866

Benefits and expenses:
Benefits and other changes in policy reserves	247,632
Acquisition and operating expenses, net of deferrals	95,778
Amortization of intangibles (Note 6)	(11,115)

Total benefits and expenses	332,295

Operating loss	(41,429)
Interest expense	(1,926)
Bargain purchase gain from business acquisition (Note 16)	151,077
Other income, net	31

Income before income taxes	107,753
Income tax benefit (Note 11)	41,744

Net income	$149,497

Supplemental disclosures:
Total other-than-temporary impairments	$(17,466)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	500

Net other-than-temporary impairments	(17,966)
Losses on derivative instruments	(170,752)
Other realized investment gains	21,827

Total net investment losses	$(166,891)

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

		Retained	Accumulated
		Earnings	Other	Total
	Contributed	(Accumulated	Comprehensive	Member’s
	Capital	Deficit)	Income	Equity

Balance, October 1, 2010	$491	$(212)	$—	$279
Net income	—	149,497	—	149,497
Unrealized investment gains, net	—	—	159,302	159,302
Non-credit related other-than-temporary impairments	—	—	191	191

Comprehensive income				308,990

Capital contributions from Harbinger Group Inc.	377,152	—	—	377,152
Capital contributions from Harbinger Capital Partners Master Fund I, Ltd. to Front Street Re, Ltd.	1,716	—	—	1,716
Dividend	—	(20,000)	—	(20,000)

Balance, September 30, 2011	$379,359	$129,285	$159,493	$668,137

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year Ended
September 30,
2011

Cash flows from operating activities:
Net income	$149,497
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain from business acquisition	(151,077)
Net recognized losses on investments	166,891
Deferred income taxes	(40,869)
Amortization of fixed maturity discounts and premiums	59,937
Amortization of intangibles	(11,115)
Deferred policy acquisition costs	(41,152)
Interest credited/index credit to contractholder account balances	140,004
Call option collateral	(148,420)
Charges assessed to contractholders for mortality and administration	(28,358)
Cash transferred to reinsurer	(52,585)
Changes in operating assets and liabilities:
Reinsurance recoverable	(39,446)
Accrued investment income	1,674
Future policy benefits	(6,337)
Liability for policy and contract claims	(3,750)
Other operating	(20,302)

Net cash used in operating activities	(25,408)

Cash flows from investing activities:
Cash acquired of $1,040,470, net of acquisition cost of $345,000	695,470
Proceeds from investments, sold, matured or repaid:
Fixed maturities	1,468,427
Equity securities	13,768
Derivative investments and other invested assets	86,437
Cost of investments acquired:
Fixed maturities	(1,285,951)
Derivative investments and other invested assets	(66,905)
Other investing	(8,387)

Net cash provided by investing activities	902,859

Cash flows from financing activities:
Contractholder account deposits	494,956
Contractholder account withdrawals	(959,961)
Capital contributions	378,868
Advances from Harbinger Group Inc.	49,339
Dividend paid	(20,000)

Net cash used in financing activities	(56,798)

Net increase in cash and cash equivalents	820,653
Cash and cash equivalents, beginning of year	250

Cash and cash equivalents, end of year	$820,903

Supplemental disclosures of cash flow information:
Interest paid	$1,926
Income taxes paid	—

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

(1)	Basis of Presentation and Nature of Operations

Harbinger F&G, LLC (“HFG” and, collectively with its subsidiaries, the “Company”) is a direct, wholly-owned subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

HFG was formed on August 3, 2010 under the name of Harbinger OM, LLC, a Delaware limited liability company, which was at that time wholly-owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), a 68.8% holder of the outstanding common stock of HGI. On March 9, 2011, the Master Fund contributed its 100% membership interest in Harbinger OM, LLC to HGI pursuant to a transfer agreement discussed further in Note 14, “Related Party Transactions.” In connection therewith, the Master Fund transferred to HFG its 100% ownership of FS Holdco Ltd. (“FS Holdco”), the ultimate parent company of Front Street Re Ltd. (“Front Street”), a Bermuda-based reinsurer which commenced start-up operations in August 2010. On April 8, 2011, HGI caused the name of “Harbinger OM, LLC” to be changed to “Harbinger F&G, LLC.”

The contribution of HFG, including FS Holdco and Front Street, to HGI is considered a transaction between entities under common control of the Master Fund under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Accordingly, FS Holdco and Front Street are reflected in the accompanying consolidated financial statements at the historical cost basis of the Master Fund, as if they were held by HFG from their inception. Other than FS Holdco and Front Street, HFG had no assets, liabilities or operations at the date it was contributed to HGI. As of September 30, 2010, Front Street had received cumulative capital contributions of $491 from the Master Fund and incurred general and administrative start-up costs of $212 which are reflected as the opening balances of contributed capital and accumulated deficit, respectively, in the accompanying consolidated statement of member’s equity for the year ended September 30, 2011.

As discussed further in Note 16, “Acquisition,” on April 6, 2011 (the “FGL Acquisition Date”), the Company acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGL”), from OM Group (UK) Limited (“OMGUK”). Such acquisition (the “FGL Acquisition”) has been accounted for using the acquisition method of accounting. Accordingly, the results of FGL’s operations have been included in the Company’s financial statements commencing April 6, 2011.

FGL’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. FGL’s principal products are deferred annuities (including fixed index annuity (“FIA”)), immediate annuities and life insurance products. FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2)	Significant Accounting Policies and Practices

Principles of consolidation

The accompanying audited consolidated financial statements include the accounts of HFG and all other entities in which HFG has a controlling financial interest (none of which are variable interest entities). All intercompany accounts and transactions have been eliminated in consolidation.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates.

The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Notes 11 and 16), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 3 and 4), (3) other-than-temporary impairments of available-for-sale investments (see Note 3), (4) amortization of intangibles (see discussion of “Intangible Assets” below and Note 6) and (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see Note 12).

Segment Reporting

The Company follows the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The Company’s reportable business segments are organized in a manner that reflects how the Company’s management views those business activities.

The Company’s primary business is the sale of individual annuities and life insurance products, which constitutes one reportable segment for financial reporting purposes.

Revenue Recognition

Insurance premiums

The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.

Premium collections for fixed index and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.

Net investment income

Dividends and interest income, recorded in “Net investment income,” are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.

For mortgage-backed securities, included in the fixed maturity available-for-sale securities portfolios, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income.”

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net investment losses

Net investment losses include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method.

Product fees

Product fee revenue from universal life insurance (“UL”) products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance, policy administration and is assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Investments

Investment securities

The Company’s investments in debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of associated intangible “shadow adjustments” (discussed in Note 6) and deferred income taxes.

Available-for-sale Securities — Evaluation for Recovery of Amortized Cost

The Company regularly reviews available-for-sale securities for declines in fair value that it determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, it concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to investment losses on the Company’s Consolidated Statement of Operations. When assessing it’s ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.

For its fixed maturity AFS securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporarily impaired:

•	The estimated range and period until recovery;

•	Current delinquencies and nonperforming assets of underlying collateral;

•	Expected future default rates;

•	Collateral value by vintage, geographic region, industry concentration or property type;

•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•	Contractual and regulatory cash obligations.

The Company recognizes other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected,

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.

If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment losses” in the accompanying Consolidated Statement of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment losses” in the accompanying Consolidated Statement of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.

When assessing the Company’s intent to sell a debt security or if it is more likely than not the Company will be required to sell a debt security before recovery of its cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows the Company expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the debt security was previously impaired.

When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for an other-than-temporary impairment by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.

The Company includes on the face of the Consolidated Statement of Operations the total other-than-temporary impairment recognized in net investment gains (losses), with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of other-than-temporary impairments recognized in AOCI and other disclosures related to other-than-temporary impairments in Notes 3 and 9.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheet at fair value. The change in fair value is recognized within “Net investment losses” in the accompanying Consolidated Statement of Operations.

The Company purchases and issues financial instruments and products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statement of Operations.

Intangible Assets

The Company’s intangible assets include value of business acquired (“VOBA”) and deferred acquisition costs (“DAC”).

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

The methodology for determining the amortization of VOBA and DAC varies by product type. For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. US GAAP requires that assumptions for these types of products not be modified unless recoverability testing deems them to be inadequate. VOBA and DAC amortization are reported within “Amortization of intangibles” in the accompanying Consolidated Statement of Operations.

VOBA and DAC for UL and investment-type products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and actual realized gains (losses) on investments.

Changes in assumptions can have a significant impact on VOBA and DAC balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA and DAC balances, the Company performs quarterly and annual analyses of VOBA and DAC for the annuity and life businesses, respectively. The VOBA and DAC balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, increase the rate of amortization.

The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of VOBA and DAC reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, the Company performs a retrospective unlocking of VOBA and

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DAC amortization as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statement of Operations.

For annuity, UL, and investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in accumulated other comprehensive income.

Reinsurance

The Company’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheet and Consolidated Statement of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheet as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums, benefits and DAC are reported net of insurance ceded.

Income taxes

HFG and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HGI. HFG’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $151,077 on the FGL acquisition.

The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” on the Company’s Consolidated Statement of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of September 30, 2011.

Contractholder funds and future policy benefits

The liabilities for contractholder funds and future policy benefits for investment contracts and UL insurance policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges. Investment contracts include FIAs, deferred annuities and immediate annuities without life contingencies. The liabilities for future insurance contract benefits and claim reserves for traditional life policies and for pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Assumptions for contracts in-force as of the FGL Acquisition Date were updated as of that date.

Liabilities for the secondary guarantees on UL-type products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of VOBA and DAC. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of VOBA and DAC.

FIA contracts are equal to the total of the policyholder account values before surrender charges, and additional reserves established on certain features offered that link interest credited to an equity index. These features create an embedded derivative that is not clearly and closely related to the host insurance contract. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statement of Operations.

Federal Home Loan Bank of Atlanta Agreements

Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by the Company to the FHLB.

Funding agreements were issued to the FHLB in 2003, 2004 and 2005. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreement totaled $169,580 at September 30, 2011 and are included in “Contractholder funds;” in the accompanying Consolidated Balance Sheet.

In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $191,331 at September 30, 2011.

Benefits and Other Changes in Policy Reserves

Benefit expenses for deferred annuity, FIA, and UL policies include benefit claims incurred during the period in excess of contract account balances. Other changes in policy reserves also include the change in reserves for life insurance products with secondary guarantee benefits. For traditional life, policy benefit claims are charged to expense in the period that the claims are incurred.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between US GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’/member’s equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal year

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

(3)	Investments

The Company’s investments are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Asset-back securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in other comprehensive income were unrealized gains of $524 and unrealized losses of $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities (“RMBS”) at September 30, 2011.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, were as follows:

	September 30, 2011
	Amortized Cost	Fair Value

Corporate, Municipal and U.S. Government securities:
Due in one year or less	$399,362	$398,594
Due after one year through five years	2,646,037	2,653,699
Due after five years through ten years	4,481,497	4,593,136
Due after ten years	4,952,582	5,330,153

Subtotal	12,479,478	12,975,582
Other securities which provide for periodic payments:
Asset-backed securities	501,469	500,484
Commercial mortgage-backed securities	580,313	565,577
Hybrids	699,915	659,289
Agency residential mortgage-backed securities	217,354	222,025
Non-agency residential mortgage-backed securities	465,666	444,517

Total fixed maturity available-for-sale securities	$14,944,195	$15,367,474

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

As part of its ongoing securities monitoring process, the Company evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. The Company has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2011. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is its determination that it is more likely than not that the Company will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and the Company’s management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition Date, no individual securities have been in a continuous unrealized loss position greater than twelve months. The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows.

	As of September 30, 2011
		Gross
		Unrealized
	Fair Value	Losses

Available-for-sale securities:
Asset-backed securities	$275,135	$(2,770)
Commercial mortgage-backed securities	338,865	(18,163)
Corporates	3,081,556	(130,352)
Equities	99,772	(9,033)
Hybrids	450,376	(51,055)
Municipals	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position		505

At September 30, 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities, commercial mortgage-backed securities and hybrids. Total unrealized losses were $234,795 at September 30, 2011. Finance-related exposure represents the largest component of the unrealized loss position in the portfolio at September 30, 2011. The increase in risk aversion in capital markets during the most recent period has also affected prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including the earlier vintage and higher quality securities currently owned. The Company has not added to any exposure in these sectors and will continue to monitor existing positions carefully.

At September 30, 2011, securities with a fair value of $31,320 were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, the Company has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by the Company as of September 30, 2011, for which a portion of the other-than-temporary impairment was recognized in accumulated other comprehensive income:

Balance at April 6, 2011	$—
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—
Other-than-temporary impairment was not previously recognized	667

Balance at September 30, 2011	$667

For the period from April 6, 2011 to September 30, 2011, the Company recognized credit losses in operations totaling $17,966, which experienced other-than-temporary impairments and had an amortized cost of $103,312 and

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a fair value of $85,846 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in net income and included in realized loss on investments were as follows:

For the Period
April 6, 2011 to
September 30, 2011

Other-than-temporary impairments recognized in net income:
Commercial mortgage-backed securities	$20
Corporates	1,462
Equities	11,007
Non-agency residential mortgage-backed securities	5,059
Other invested assets	418

Total credit impairments	$17,966

Net Investment Income

The major sources of “Net investment income” on the accompanying Consolidated Statement of Operations were as follows:

For the Period
April 6, 2011 to
September 30, 2011

Fixed maturity available-for-sale securities	$364,771
Equity available-for-sale securities	10,190
Policy loans	1,511
Invested cash and short-term investments	129
Other investments	326

Gross investment income	376,927
Investment expense	(7,087)

Net investment income	$369,840

Net Investment Losses

Details underlying “Net investment losses” reported on the accompanying Consolidated Statement of Operations were as follows:

For the Period
April 6, 2011 to
September 30, 2011

Net realized gain on fixed maturity available-for-sales securities	$16,912
Realized loss on equity securities	(10,977)
Realized loss on certain derivative instruments	(44,776)
Unrealized loss on certain derivative instruments	(125,976)
Realized loss on other invested assets	(2,074)

Net investment losses	$(166,891)

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the period from April 6, 2011 to September 30, 2011, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton as discussed in Note 13, totaled $2,104,272, gross gains on such sales totaled $43,902 and gross losses totaled $20,031.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that was recognized in net income and included in net realized gain on available-for-sale securities above were $17,966 for the period from April 6, 2011 to September 30, 2011. The portion of other-than-temporary impairments recognized in AOCI is disclosed in Note 9, “Member’s equity.”

Concentrations of Financial Instruments

As of September 30, 2011, the Company’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $1,987,993, or 12.6% of the invested assets portfolio. As of September 30, 2011, the Company’s exposure to sub-prime and Alt-A residential mortgage-backed securities was $264,575 and $34,112 or 1.7% and 0.2% of the Company’s invested assets, respectively.

(4)	Derivative Financial Instruments

September 30,
2011

Assets:
Derivative investments:
Call options	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,396,340
Other liabilities:
Futures contract	3,828
Available-for-sale embedded derivative	400

$1,400,568

The change in fair value of derivative instruments included in the accompanying Consolidated Statement of Operations is as follows:

For the Period
April 6, 2011 to
September 30,
2011

Revenues:
Net investment gains (losses):
Call options	$(142,665)
Futures contracts	(28,087)

(170,752)
Net investment income:
Available-for-sale embedded derivatives	19

$(170,733)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(69,968)

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIA Contracts

The Company has FIA contracts that permit the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheet with changes in fair value included as a component of benefits and other changes in policy reserves in the Consolidated Statement of Operations.

The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The majority of all such call options are one year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two or three year call options to fund the next interest credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment losses”. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

Other market exposures are hedged periodically depending on market conditions and the Company’s risk tolerance. The Company’s FIA hedging strategy economically hedges the equity returns and exposes the Company to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. The Company uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. The Company intends to continue to adjust the hedging strategy as market conditions and the Company’s risk tolerance change.

Credit Risk

The Company is exposed to credit loss in the event of nonperformance by its counterparties on the call options and reflects assumptions regarding this nonperformance risk in the fair value of the call options. The nonperformance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. The Company maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2011
	Credit Rating	Notional	Fair
Counterparty	(Moody’s/S&P)	Amount	Value

Barclay’s Bank	Aa3/A+	$385,189	$4,105
Credit Suisse	Aa2/A	327,095	2,785
Bank of America	Baa1/A	1,692,142	14,637
Deutsche Bank	Aa3/A+	1,463,596	11,402
Morgan Stanley	A2/A	1,629,247	15,373
Nomura	Baa2/BBB+	107,000	4,033

		$5,604,269	$52,335

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateral Agreements

The Company is required to maintain minimum ratings as a matter of routine practice in its ISDA agreements. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2011, no collateral was posted by the Company’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $52,335 at September 30, 2011.

The Company held 2,458 futures contracts at September 30, 2011. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheet. The amount of collateral held by the counterparties for such contracts at September 30, 2011 was $9,820.

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

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required were as follows (asset/(liability)):

	September 30, 2011
	Carrying Amount	Fair Value

Cash and cash equivalents	$820,903	$820,903
Investments:
Fixed maturities, available-for-sale	15,367,474	15,367,474
Equity securities, available-for-sale	287,043	287,043
Other invested assets	44,279	44,279
Derivatives:
Call options	52,335	52,335
Future contracts	(3,828)	(3,828)
Available-for-sale embedded derivatives	(400)	(400)
Investment contracts, included in contractholder funds	(14,549,970)	(13,388,353)
Note payable	(95,000)	(95,000)

The carrying amounts of accrued investment income and portions of other liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the table above.

Investment contracts include deferred annuities, FIAs, UL, and immediate annuities. The fair values of deferred annuities, FIAs, and UL contracts are based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of September 30, 2011 which resulted in lower fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. The fair value of the Company’s note payable approximates its carrying value as it was recently settled at such carrying value.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets and liabilities measured and carried at fair value on a recurring basis are summarized, according to the hierarchy previously described, as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$125,966	$374,518	$500,484
Commercial mortgage-backed securities	—	565,577	—	565,577
Corporates	—	11,696,090	159,684	11,855,774
Hybrids	—	654,084	5,205	659,289
Municipals	—	936,484	—	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517
U.S. Government	183,324	—	—	183,324
Equity securities, available-for-sale	—	287,043	—	287,043
Derivative instruments — call options	—	52,335	—	52,335

Total assets carried at fair value	$183,324	$14,977,050	$546,478	$15,706,852

Liabilities
Derivative instruments — futures contracts	$—	$(3,828)	$—	$(3,828)
FIA embedded derivatives, included in contractholder funds	—	—	(1,396,340)	(1,396,340)
Available-for-sale embedded derivatives	—	—	(400)	(400)

Total liabilities carried at fair value	$—	$(3,828)	$(1,396,740)	$(1,400,568)

The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company consistently applies the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. For those securities trading in less liquid or illiquid markets with limited or no pricing information, the Company uses unobservable inputs in order to measure the fair value of these securities. This valuation relies on management’s judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

The Company did not adjust prices received from third parties as of September 30, 2011. The Company does analyze the third-party pricing service’s valuation methodologies and related inputs and performs additional evaluations to determine the appropriate level within the fair value hierarchy.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what the Company would expect to receive or pay at the balance sheet date if it cancelled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives.

The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the period from April 6, 2011 to September 30, 2011. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

		Total Gains		Net	Net
	Balance at	(Losses)		Purchases,	Transfer in	Balance at
	Beginning	Included in	Included in	Sales &	(Out) of	End of
	of Period	Earnings	AOCI	Settlements	Level 3	Period

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$399,967	$—	$863	$(11,709)	$(14,603)	$374,518
Corporates	197,573	1,993	5,408	(45,229)	(61)	159,684
Hybrids	8,305	—	(61)	—	(3,039)	5,205
Agency residential mortgage-backed securities	3,271	—	41	—	—	3,312
Non-agency residential mortgage-backed securities	18,519	2,364	379	(17,503)	—	3,759

Total assets at fair value	$627,635	$4,357	$6,630	$(74,441)	$(17,703)	$546,478

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,466,308)	$69,968	$—	$—	$—	$(1,396,340)
Available-for-sale embedded	(419)	19	—	—	—	(400)

Total liabilities at fair value	$(1,466,727)	$69,987	$—	$—	$—	$(1,396,740)

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the period ended September 30, 2011.

During the period ended September 30, 2011, primary market issuance and secondary market activity for hybrids and asset-backed securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company’s conclusion that there is sufficient trading activity in similar instruments to support classifying certain hybrids and asset-backed securities as Level 2 as of September 30, 2011. Accordingly, the Company’s assessment resulted in a transfer out of Level 3 of $3,039, $61 and $14,603, respectively, during the period ended September 30, 2011 related to hybrids, corporates and asset-backed securities.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in unrealized losses (gains), net in the Company’s embedded derivatives are included in “Benefits and other changes in policy reserves” in the Consolidated Statement of Operations.

The following table presents the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments from April 6, 2011 to September 30, 2011. There were no issuances during this period.

	For the Period April 6, 2011 to September 30, 2011
				Net purchases,
				Sales and
	Purchases	Sales	Settlements	Settlements

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$2,007	$—	$(13,716)	$(11,709)
Corporates	10,365	(48,898)	(6,696)	(45,229)
Non-agency residential mortgage-backed securities	—	(15,729)	(1,774)	(17,503)

Total assets	$12,372	$(64,627)	$(22,186)	$(74,441)

(6)	Intangible Assets

Information regarding VOBA and DAC (including DSI) is as follows:

	VOBA	DAC	Total

Balance at September 30, 2010	$—	$—	$—
Acquisition of FGL on April 6, 2011	577,163	—	577,163
Deferrals	—	41,152	41,152
Less: Amortization related to:
Unlocking	(2,320)	97	(2,223)
Interest	14,040	—	14,040
Other amortization	294	(996)	(702)
Add: Adjustment for unrealized investment (gains), net	(170,117)	(2,146)	(172,263)

Balance at September 30, 2011	$419,060	$38,107	$457,167

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Statement of Operations.

The above DAC balances include $5,048 of DSI, net of shadow adjustments as of September 30, 2011.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average amortization period for VOBA and DAC are approximately 5 and 5.5 years, respectively. The estimated future amortization expense for VOBA and DAC in future fiscal years is as follows:

	Estimated
	Amortization Expense
For the Year Ending September 30,	VOBA	DAC

2012	$74,752	$3,713
2013	83,115	4,590
2014	76,070	5,084
2015	65,544	4,780
2016	57,646	4,442
Thereafter	232,050	17,644

(7)	Other Liabilities

Other liabilities consist of the following:

As of
September 30,
2011

Retained asset account	$191,452
Funds withheld from reinsurers	52,953
Amounts due to HGI (Note 14)	49,339
Remittances and items not allocated	34,646
Accrued expenses	21,952
Amounts payable for investment purchases	13,353
Amounts payable to reinsurers	13,884
Derivatives — futures contracts	3,828
Other	47,430

Total other liabilities	$428,837

(8)	Note Payable

On April 7, 2011, Raven Reinsurance Company (“Raven Re”), a newly-formed wholly-owned subsidiary of FGL, issued a $95,000 surplus note to OMGUK. The surplus note was issued at par and carried a 6% fixed interest rate, as discussed further in Note 13, “Reinsurance”. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was retired on October 17, 2011 in connection with the closing of the Raven Springing amendment and the replacement of the Reserve Facility. See Note 17, “Subsequent Events” for additional details.

(9)	Member’s Equity

Accumulated Other Comprehensive Income

Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to VOBA and DAC that would have resulted had such gains and losses been realized.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in net unrealized gains and losses on investment securities classified as available-for-sale recognized in AOCI for the period from April 6, 2011 to September 30, 2011, were as follows:

Changes in unrealized investment gains:
Changes in unrealized investment gains before reclassification adjustment	$420,929
Net reclassification adjustment for gains included in net income	(3,861)

Changes in unrealized investment gains after reclassification adjustment	417,068
Adjustments to intangible assets	(172,057)
Changes in deferred income tax asset/liability	(85,709)

Changes in net unrealized investment gains, net of tax	159,302

Changes in non-credit related other-than-temporary impairment recognized in AOCI:
Changes in non-credit related other-than-temporary impairment	500
Adjustments to intangible assets	(206)
Changes in deferred income tax asset/liability	(103)

Changes in non-credit related other-than-temporary impairment, net of tax	191

Other comprehensive income, net of tax	$159,493

Restricted Net Assets of Subsidiaries

HFG’s equity in restricted net assets of consolidated subsidiaries was approximately $648,000 as of September 30, 2011, representing 97% of HFG’s consolidated member’s equity as of September 30, 2011 and consisted of net assets of FGL which were restricted as to transfer to HFG in the form of cash dividends, loans or advances under regulatory restrictions.

(10)	Employee Benefit Plans

FGL sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and FGL makes a discretionary matching contribution of up to 5% of eligible compensation. FGL has also established a nonqualified defined contribution plan for independent agents. FGL makes contributions to the plan based on both FGL’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, were $319 for the period April 6, 2011 to September 30, 2011.

(11)	Income Taxes

HFG is a limited liability company wholly owned by HGI. For income tax purposes, HFG and its non-life insurance subsidiaries (collectively “HFGNL”) are disregarded entities and taxed as if they were part of HGI. As a result, income tax expense (benefit) resulting from their operations is not recorded in the Company’s financial statements. If HFGNL were a separate taxable entity, its income tax expense would be computed on a standalone basis in accordance with ASC Topic 740 and, on a pro forma basis, would have been $441, consisting of a $1,961 current tax expense partially offset by a $1,520 deferred tax benefit.

The financial statement income tax accounts reflect income tax expense (benefit) solely for FGL, as follows.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax benefit was calculated based upon the following components of income before income taxes:

Year Ended
September 30, 2011

Pretax income (loss):
United States	$112,112
Outside the United States	(4,359)

Total pretax income	$107,753

The components of income tax benefit were as follows:

Year Ended
September 30, 2011

Current:
Federal	$(875)
State	—

Total current	(875)

Deferred:
Federal	(40,869)
State	—

Total deferred	(40,869)

Income tax benefit	$(41,744)

The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax expense is summarized as follows:

Year Ended
September 30, 2011

Expected income tax expense at Federal statutory rate	$37,714
Income of HFGNL at Federal statutory rate	(49,423)
Valuation allowance for deferred tax assets	(30,064)
Other	29

Reported income tax benefit	$(41,744)

Effective tax rate	(38.7)%

For the year ended September 30, 2011, the Company’s effective tax rate of (38.7)% was positively impacted by the release of valuation allowance attributed to the the Company’s determination that certain of its deferred tax assets are more likely than not realizable, and the bargain purchase gain incurred by HFGNL, which is reflected in the effect of its income excluded in the above table.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the components of deferred income tax assets and liabilities:

Year Ended
September 30, 2011

Noncurrent deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$475,248
Deferred acquisition costs	74,175
Insurance reserves and claim related adjustments	408,214
Other	26,125
Valuation allowance	(375,306)

Total noncurrent deferred tax assets	608,456

Noncurrent deferred tax liabilities:
Value of business acquired	$(148,876)
Investments	(246,632)
Other	(1,307)

Total noncurrent deferred tax liabilities	(396,815)

Net current and noncurrent deferred tax assets	$211,641

In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for the year ended September 30, 2011, the Company had a net release of valuation allowance to earnings totaling $30,064.

At September 30, 2011, the Company’s deferred tax assets resulted principally from U.S. Federal net operating loss (“NOL”), capital loss and tax credit carryforwards and insurance reserves. Its net deferred tax asset position at September 30, 2011, before consideration of its recorded valuation allowance, was $586,947. A valuation allowance of $375,306 was recorded against its deferred tax asset balance at September 30, 2011. The Company’s net deferred tax asset position at September 30, 2011, after taking into account the valuation allowance, is $211,641. For the year ended September 30, 2011, $85,709 of deferred tax liabilities were established and recorded through AOCI as a result of unrealized gains on securities that were marked to market. For the year ended September 30, 2011, the Company reversed $30,064 of valuation allowance to earnings based on management’s reassessment of the amount of its deferred tax assets that are more-likely-than-not realizable.

At September 30, 2011, FGL has NOL carryforwards of $428,005 which, if unused, will expire in years 2023 through 2031. FGL has a capital loss carryforwards totaling $717,267 at September 30, 2011, which if unused, will expire in years 2012 through 2016. In addition, FGL has low income housing tax credit carryforwards totaling $68,099, which if unused, will expire in years 2017 through 2031. Alternative minimum tax credits of $6,304 may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a consequence of the acquisition of FGL by the Company, which resulted in a change of ownership as defined under Internal Revenue Code Section 382.

U.S. Federal income tax returns of FGL for years prior to 2007 are no longer subject to examination by the taxing authorities. FGL is no longer subject to state and local income tax audits for years prior to 2007. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the Statute of Limitations expires for the years in which these NOL carryforwards are ultimately utilized.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable operating leases that expire in May 2021. The Company also leases office furniture and office equipment under non-cancelable operating leases that expire in 2012. For the period April 6, 2011 to September 30, 2011, the Company’s total rent expense was $1,346. As of September 30, 2011, the minimum rental commitments under the non-cancelable leases are as follows:

Amount

Twelve months ending September 30:
2012	$1,658
2013	1,069
2014	1,101
2015	1,134
2016	1,168
Thereafter	6,387

Total	$12,517

Contingencies

Business Concentration, Significant Risks and Uncertainties

Financial markets in the United States and elsewhere have experienced extreme volatility and disruption for more than two years, due largely to the stresses affecting the global banking system. Like other life insurers, FGL has been adversely affected by these conditions. FGL is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which have had an adverse effect on FGL’s results of operations, financial condition and liquidity prior to the FGL Acquisition. As discussed further in the following paragraph regarding risk factors, the Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by the Company’s products.

Regulatory and Litigation Matters

FGL Insurance is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2011, FGL Insurance has accrued $6,995 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,970.

The Company is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on the Company’s financial position, although it is possible that the results of operations could be materially affected by an unfavorable outcome in any one annual period.

Guarantees

The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGL as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that would result in non-compliance with the Guarantee and Pledge Agreement.

(13)	Reinsurance

The Company reinsures portions of its policy risks with other insurance companies. The use of reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company’s retention limit is reinsured with other insurers. The Company seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The Company follows reinsurance accounting when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed. The Company also assumes policy risks from other insurance companies.

The effect of reinsurance on premiums earned and benefits incurred for the period from April 6, 2011 to September 30, 2011 were as follows:

	Net Premiums	Net Benefits
	Earned	Incurred

Direct	$157,772	$392,073
Assumed	22,858	19,571
Ceded	(141,628)	(164,012)

Net	$39,002	$247,632

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the period April 6, 2011 to September 30, 2011, the Company did not write off any reinsurance balances nor did it commute any ceded reinsurance other than the recapture discussed below under “Reserve Facility.”

No policies issued by the Company have been reinsured with a foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credit issues.

The Company has the following significant reinsurance agreements as of September 30, 2011:

Reserve Facility

Pursuant to the F&G Stock Purchase Agreement, on April 7, 2011, FGL Insurance recaptured all of the life insurance business ceded to Old Mutual Reassurance (Ireland) Ltd. (“OM Re”), an affiliated company of OMGUK, FGL’s former parent. OM Re transferred assets with a fair value of $653,684 to FGL Insurance in settlement of all of OM Re’s obligations under these reinsurance agreements. The fair value of the transferred assets, which was based on the economic reserves, was approved by the Maryland Insurance Administration. No gain or loss was recognized in connection with the recapture. The fair value of the assets acquired and liabilities assumed is reflected in the purchase price allocation. See Note 16, “Acquisition,” for additional details.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 7, 2011 FGL Insurance ceded to Raven Re, on a coinsurance basis, a significant portion of the business recaptured from OM Re. Raven Re was capitalized by a $250 capital contribution from FGL Insurance and a surplus note (i.e., subordinated debt) issued to OMGUK in the principal amount of $95,000 (see Note 8 for the terms of such note). The proceeds from the surplus note issuance and the surplus note are reflected in the purchase price allocation. Raven Re financed $535,000 of statutory reserves for this business with a letter of credit facility provided by an unaffiliated financial institution and guaranteed by OMGUK and HFG.

On April 7, 2011, FGL Insurance entered into a reimbursement agreement with Nomura Bank International plc (“Nomura”) to establish a reserve facility and Nomura charged an upfront structuring fee (the “Structuring Fee”). The Structuring Fee was in the amount of $13,750 and is related to the retrocession of the life business recaptured from OM Re and related credit facility. The Structuring Fee was deferred and was fully amortized as of September 30, 2011 as a result of the termination of the reserve facility in connection with FGL Insurance accelerating the effective date of the amended and restated Raven Springing Amendment which is described in the Wilton Agreement discussion below.

Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)

Effective September 30, 2008, FGL Insurance entered into a yearly renewable term quota share reinsurance agreement with OM Re, whereby OM Re assumes a portion of the risk that policyholders exercise the “waiver of surrender charge” features on certain deferred annuity policies. This agreement did not meet risk transfer requirements to qualify as reinsurance under US GAAP. Under the terms of the agreement, the Company expensed net fees of $1,809 for the period from April 6, 2011 to September 30, 2011. Although this agreement does not provide reinsurance for reserves on a US GAAP basis, it does provide for reinsurance of reserves on a statutory basis. The statutory reserves are secured by a letter of credit with Old Mutual plc of London, England (“OM”), OMGUK’s parent.

Wilton Agreement

On January 26, 2011, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Reassurance Company (“Wilton Re”), a wholly-owned subsidiary of Wilton and a Minnesota insurance company to enter into certain coinsurance agreements with FGL Insurance. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. FGL Insurance considered the effects of the first amendment in the opening balance sheet and purchase price allocation.

Effective April 26, 2011, HFG elected the second amendment (the “Raven Springing Amendment”) that commits FGL Insurance to cede to Wilton Re all of the business currently reinsured with Raven Re (the “Raven Block”) on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG ’s obligation under the F&G Stock Purchase Agreement to replace the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. See Note 17, “Subsequent Events” for additional details regarding the closing of the Raven Springing Amendment.

Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the opening balance sheet and purchase price allocation. However, Wilton Re had no liability with respect to the Raven Block prior to the effective date of the

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Raven Springing Amendment. The Company recorded a charge of $10,426 for the estimated economic performance of the business for the period from April 6, 2011 to September 30, 2011.

FGL Insurance has a significant concentration of reinsurance with Wilton Re that could have a material impact on FGL Insurance’s financial position. As of September 30, 2011, the net amount recoverable from Wilton Re was $609,340. FGL Insurance monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

Additional information regarding the Company’s reinsurance agreements as of and for the period ended September 30, 2011 is as follows:

		Insurance Premiums and Other Considerations:
				Total Insurance
	Life	Annuity	Traditional Life	Premiums and
	Insurance	Product	Insurance	Other
	In-Force	Charges	Premiums	Considerations

Gross amounts	$2,256,696	$68,436	$157,772	$226,208
Ceded to other companies	(1,180,412)	(18,776)	(141,628)	(160,404)
Assumed from other companies	22,641	—	22,858	22,858

Net amount	$1,098,925	$49,660	$39,002	$88,662

Percentage of amount	2.06%	0.00%	58.61%	25.78%

(14)	Related Party Transactions

On March 7, 2011, HGI entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) HGI acquired from the Master Fund a 100% membership interest in HFG, which was the buyer under the F&G Stock Purchase Agreement, between HFG and OMGUK, pursuant to which HFG agreed to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco, a Cayman Islands exempted limited company (together, the “Insurance Transaction”). In consideration for the interests in HFG and FS Holdco, HGI agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13,300) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the F&G Stock Purchase Agreement. The Transfer Agreement and the transactions contemplated thereby, including the F&G Stock Purchase Agreement, was approved by HGI’s Board of Directors upon a determination by a special committee (the “FGL Special Committee”) comprised solely of directors who were independent under the rules of the NYSE, that it was in the best interests of HGI and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction. On April 6, 2011, the Company completed the FGL Acquisition.

FS Holdco is a holding company, which is the indirect parent company of Front Street. FS Holdco has not engaged in any significant business other than transactions contemplated in connection with the Insurance Transaction.

On May 19, 2011, the FGL Special Committee unanimously determined that it is (i) in the best interests of HGI for Front Street and FGL to enter into a reinsurance agreement (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL and (ii) in the best interests of HGI for Front Street and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Master Fund, to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, HGI’s

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

board of directors approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The FGL Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the FGL Special Committee was advised by independent counsel and received an independent third-party fairness opinion.

The Company’s pre-closing and closing obligations under the F&G Stock Purchase Agreement, including payment of the purchase price, were guaranteed by the Master Fund. Pursuant to the Transfer Agreement, HGI entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Master Fund, pursuant to which HGI agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of the Company’s pre-closing and closing obligations under the F&G Stock Purchase Agreement.

HGI has advanced amounts to the Company to fund collateral posted by the Company under the Nomura reserve facility described in Note 13, “Reinsurance.” As of September 30, 2011, the amounts due to HGI, which are included in “Other Liabilities,” aggregated $49,339, which was subsequently repaid in October 2011 upon the termination of the reserve facility and return of the collateral.

(15)	Insurance Subsidiary Financial Information and Regulatory Matters

The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items. For example, in accordance with the US GAAP acquisition method of accounting, the amortized cost of FGL’s invested assets were adjusted to fair value as of the FGL Acquisition Date while it was not adjusted for statutory reporting. Thus, the net unrealized gains on a statutory basis were $697,825 (unaudited) as of September 30, 2011 compared to net unrealized gains of $418,210 on a US GAAP basis, as reported in Note 3, “Investments.”

The Company’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. The total statutory capital and surplus of FGL Insurance was $801,945 (unaudited) and $902,118 as of September 30, 2011 and December 31, 2010, respectively. The total adjusted statutory capital of FGL Insurance was $830,225 (unaudited) and $902,118 at September 30, 2011 and December 31, 2010, respectively. FGL Insurance had statutory net income of $22,094 (unaudited) and $245,849 for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.

Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGL’s insurance subsidiaries. As of September 30, 2011, each of FGL’s insurance subsidiaries has exceeded the minimum RBC requirements.

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2010, in accordance with applicable dividend restrictions

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s subsidiaries could pay “ordinary” dividends of $90,212 to HFG in 2011. On December 20, 2010, FGL Insurance paid a dividend to OMGUK (through FGL) in the amount of $59,000, with respect to its 2009 results. Based on its 2010 fiscal year results, FGL Insurance is able to declare an ordinary dividend up to $31,212 through December 20, 2011 (taking into account the December 20, 2010 dividend payment of $59,000). In addition, between December 21, 2011 and December 31, 2011, FGL Insurance may be able to declare an additional ordinary dividend in the amount of 2011 eligible dividends of $90,212, less any dividends paid in the previous twelve months. On September 29, 2011, FGL Insurance paid a dividend to FGL in the amount of $20,000, with respect to its 2011 results, thus reducing the amount of cumulative dividends payable to FGL without regulatory approval after September 30, 2011 to $11,212 through December 20, 2011 and $70,212 thereafter through December 31, 2011.

(16)	Acquisition

FGL

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350,000, which amount could be reduced by up to $50,000 post closing if certain regulatory approval is not received (as discussed further below). The Company incurred $18,300 of expenses related to the FGL Acquisition, including $5,000 of the $350,000 cash purchase price which has been re-characterized as an expense since the seller made a $5,000 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Such expenses are included in “Acquisition and operating expenses” in the Consolidated Statement of Operations for the year ended September 30, 2011. The FGL Acquisition continued HGI’s strategy of obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries.

Net Assets Acquired

The acquisition of FGL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Certain estimated values are not yet finalized and are subject to change, which could result in significant retrospective adjustments affecting the bargain purchase gain described below and other previously reported amounts. The more significant items which are provisional and subject to change during the measurement period include deferred income taxes, particularly the related valuation allowance, and the contingent purchase price reduction, both as described below. The following table summarizes the

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition Date:

Investments, cash and accrued investment income, including cash acquired of $1,040,470	$17,705,419
Reinsurance recoverables	929,817
Intangibles (VOBA)	577,163
Deferred income taxes	256,584
Other assets	72,801

Total assets acquired	19,541,784

Contractholder funds and future policy benefits	18,415,022
Liability for policy and contract claims	60,400
Note payable	95,000
Other liabilities	475,285

Total liabilities assumed	19,045,707

Net assets acquired	496,077
Cash consideration, net of $5,000 re-characterized as expense	345,000

Bargain purchase gain	$151,077

The application of acquisition accounting resulted in a bargain purchase gain of $151,077, which is reflected in the Consolidated Statement of Operations for the year ended September 30, 2011. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. The Company believes that the resulting bargain purchase gain is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the FGL Acquisition Date, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the FGL Acquisition Date and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement and more fully discussed in Note 14 “Related Party Transactions,” Front Street subject to regulatory approval, will enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGL whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and HCP II, would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

The F&G Stock Purchase Agreement provides for up to a $50,000 post-closing reduction in purchase price if the Front Street Reinsurance Transaction is not approved by the Maryland Insurance Administration or is approved subject to certain restrictions or conditions. Based on management’s assessment as of September 30, 2011, it is not probable that the purchase price will be required to be reduced; therefore no value was assigned to the contingent purchase price reduction as of the FGL Acquisition Date.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserve Facility

As discussed in Note 13, “Reinsurance,” pursuant to the F&G Stock Purchase Agreement on April 7, 2011, FGL recaptured all of the life business ceded to OM Re. OM Re transferred assets with a fair value of $653,684 to FGL in settlement of all of OM Re’s obligations under these reinsurance agreements. Such amounts are reflected in FGL’s purchase price allocation. Further, on April 7, 2011, FGL ceded on a coinsurance basis a significant portion of this business to Raven Re. Certain transactions related to Raven Re such as the surplus note issued to OMGUK in the principal amount of $95,000, which was used to partially capitalize Raven Re and the Structuring Fee of $13,750 are also reflected in FGL’s purchase price allocation. See Note 13, “Reinsurance” for additional details.

Intangible Assets

VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. VOBA is being amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. FGL will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of VOBA is reported in “Amortization of intangibles” in the Consolidated Statement of Operations. The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition is as follows: 80.4% related to FIA’s, and 19.6% related to deferred annuities.

Refer to Note 6, “Intangible Assets” for FGL’s estimated future amortization of VOBA, net of interest, for the next five fiscal years.

Deferred Taxes

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date and are recorded as deferred income tax assets and liabilities. The acquisition of FGL is considered a non-taxable acquisition under tax accounting criteria, therefore, the tax basis of assets and liabilities reflect an historical (carryover) basis at the FGL Acquisition Date. However, since assets and liabilities reported under US GAAP are adjusted to fair value as of the FGL Acquisition Date, the deferred tax assets and liabilities are also adjusted to reflect the effects of those fair value adjustments. This resulted in shifting FGL into a significant net deferred tax asset position at the FGL Acquisition Date, principally due to the write-off of DAC and the establishment of a significantly lesser amount of VOBA which resulted in reducing the associated deferred tax liabilities and thereby shifting FGL’s net deferred tax position. This shift, coupled with the application of certain tax limitation provisions that apply in the context of a change in ownership transaction, most notably Section 382 of the Internal Revenue Code (the “IRC”), relating to “Limitation in Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change,” as well as other applicable provisions under Sections 381-384 of the IRC, require FGL to reconsider the realization of FGL’s gross deferred tax asset position and the need to establish a valuation allowance against it. Management determined that a valuation allowance against a portion of the gross deferred tax asset (“DTA”) would be required.

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets as of the FGL Acquisition Date are as follows:

Deferred tax assets
DAC	$96,764
Insurance reserves & claim related adjustments	401,659
Net operating losses	128,437
Capital losses (carryovers and deferred)	267,468
Tax credits	75,253
Other deferred tax assets	27,978

Total deferred tax assets	997,559
Valuation allowance	(405,370)

Deferred tax assets, net of valuation allowance	592,189

Deferred tax liabilities
VOBA	202,007
Investments	121,160
Other deferred tax liabilities	12,438

Total deferred tax liabilities	335,605

Net deferred tax assets	$256,584

Results of FGL since the FGL Acquisition Date

The following table presents selected financial information reflecting results for FGL that are included in the Consolidated Statement of Operations for the year ended September 30, 2011:

For the Period
April 6, 2011 to
September 30,
2011

Total revenues	$290,886
Net income	$23,703

Supplemental Pro Forma Information — Unaudited

The following table reflects the Company’s supplemental pro forma results as if the FGL Acquisition had occurred on October 1, 2009. The pro forma information was derived from the historical financial information of HGI and FGL for 2011 and 2010. The historical financial information has been adjusted to give effect to the pro forma events that are directly attributable to the acquisition and factually supportable and expected to have a continuing impact on the combined results.

	Year Ended
	September 30,
	2011	2010

Pro forma:
Total revenues	$976,633	$953,911
Net income (loss)	$239,406	$(166,843)

The pro forma information primarily reflects the following pro forma adjustments:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

HARBINGER F&G, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•	Adjustments to reflect the impacts of the recapture of the life business from OM Re and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on the new surplus note payable;

•	Amortization of reserve facility Structuring Fee.

•	Reversal of the change in the deferred tax valuation allowance included in the income tax provision.

Acquisition Related Charges

Acquisition related charges of $18,300 are reflected in “Acquisition and operating expenses” and relate to the FGL Acquisition. Such charges consist of the $13,300 of expenses reimbursed to the Master Fund, discussed in Note 14, “Related Party Transactions,” and the $5,000 portion of the cash purchase price recharacterized as an expense, as discussed above.

(17)	Subsequent Events

Raven Springing Amendment

On October 17, 2011, FGL Insurance and Wilton Re executed the revised and restated Raven Springing Amendment with an effective date of October 1, 2011. As a result, FGL Insurance recaptured from Raven Re all of the business that had been financed with a letter of credit facility provided by an unaffiliated financial institution and guaranteed by OMGUK and HFG. This letter of credit facility was terminated upon recapture of the business, eliminating any future financial obligations related to this reserve facility. In connection with the termination, the $95,000 surplus note issued by Raven Re was settled at face value without the payment of interest.

FGL Insurance transferred cash and invested assets totaling approximately $595,359 to Wilton Re in connection with the execution of the revised and restated Raven Springing Amendment.

Execution of the Raven Springing Amendment fulfills the Company’s obligation under the F&G Stock Purchase Agreement to replace the Raven Re reserve facility by December 31, 2012.

SCHEDULE I

HARBINGER F&G, LLC (Parent Only)

CONDENSED BALANCE SHEET
(In thousands)

September 30,
2011

ASSETS
Investments in consolidated subsidiaries	$425,777
Notes and accrued interest receivable from insurance subsidiary	243,918
Collateral posted on behalf of insurance subsidiary	49,339

Total assets	$719,034

LIABILITIES AND MEMBER’S EQUITY
Amounts due to Harbinger Group, Inc. (Parent)	$49,339
Accounts payable and accrued expenses	1,558

Total liabilities	50,897

Member’s equity:
Contributed capital	379,359
Retained earnings	129,285
Accumulated other comprehensive income	159,493

Total member’s equity	668,137

Total liabilities and member’s equity	$719,034

See accompanying Independent Auditors’ Report.

SCHEDULE I
(continued)

HARBINGER F&G, LLC (Parent Only)

CONDENSED STATEMENT OF OPERATIONS
(In thousands)

Year Ended
September 30,
2011

Revenues	$—
Cost of revenues	—

—

Operating expenses:
Acquisition related charges	18,300
General and administrative expenses	580

Total operating expenses	18,880

Operating loss	(18,880)
Other income (expense):
Interest expense	(1,926)
Interest income from subsidiary	15,414
Bargain purchase gain from business acquisition	151,077
Equity in net income of subsidiaries	3,812

Income before income taxes	149,497
Income tax expense	—

Net income	$149,497

See accompanying Independent Auditors’ Report.

SCHEDULE I
(continued)

HARBINGER F&G, LLC (Parent Only)

CONDENSED STATEMENT OF CASH FLOWS
(In thousands)

Year Ended
September 30, 2011

Cash flows from operating activities:
Net income	$149,497
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain from business acquisition	(151,077)
Equity in net income of subsidiaries	(3,812)
Collateral posted on behalf of insurance subsidiary	(49,339)
Net repayment of notes and accrued interest from subsidiary	4,586
Increase in accounts payable and accrued expenses	1,558

Net cash used in operating activities	(48,587)

Cash flows from investing activities:
Acquisition of insurance subsidiary	(345,000)
Capital contributions to subsidiaries	(12,904)

Net cash used in investing activities	(357,904)

Cash flows from financing activities:
Capital contributions from parent	377,152
Advance from parent	49,339
Dividend payment	(20,000)

Net cash provided by financing activities	406,491

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

See accompanying Independent Auditors’ Report.

3.	HGI FUNDING LLC FINANCIAL STATEMENTS.

Independent Auditors’ Report

The Board of Directors
HGI Funding LLC:

We have audited the accompanying balance sheet of HGI Funding LLC (the “Company”) as of September 30, 2011 and the related statements of operations, member’s equity, and cash flows for the period from January 12, 2011 (Inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and the results of their operations and their cash flows for the period from January 12, 2011 (Inception) through September 30, 2011 in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP
New York, New York
December 13, 2011

HGI FUNDING LLC

BALANCE SHEET
(In thousands)

September 30,
2011

ASSETS
Investments (Notes 4 and 5)	$274,750
Cash and cash equivalents	38,512
Broker receivable (Note 2)	14,874
Dividends and interest receivable	111

Total assets	$328,247

LIABILITIES AND MEMBER’S EQUITY
Securities sold, not yet purchased (Note 2)	$296
Broker payable (Note 2)	4,465
Other liabilities (Note 2)	14,492

Total liabilities	19,253
Commitments and contingencies (Note 7)
Member’s equity:
Contributed capital (Note 6)	350,000
Accumulated deficit	(41,006)

Total member’s equity	308,994

Total liabilities and member’s equity	$328,247

See accompanying notes to financial statements.

HGI FUNDING LLC

STATEMENT OF OPERATIONS
(In thousands)

Period from
January 12, 2011
(Inception) through
September 30, 2011

Investment income:
Dividend and interest income	$344

Expenses:
Investment fees	10
Interest expense	38

Total expenses	48

Net investment income	296

Realized and unrealized gains and losses on investments:
Net realized gains on sale of investments	1,906
Net realized gains on foreign exchange and futures contract	822
Net unrealized losses on investments	(44,102)
Net unrealized gains on foreign exchange	72

Net recognized losses on investments	(41,302)

Loss before income taxes	(41,006)
Income tax expense (Note 8)	—

Net loss	$(41,006)

See accompanying notes to financial statements.

HGI FUNDING LLC

STATEMENT OF MEMBER’S EQUITY
(In thousands)

			Total
	Contributed	Accumulated	Member’s
	Capital	Deficit	Equity

Balances at January 12, 2011 (Inception)	$—	$—	$—
Cash capital contributions from Harbinger Group Inc.	350,000	—	350,000
Net loss and comprehensive loss	—	(41,006)	(41,006)

Balances at September 30, 2011	$350,000	$(41,006)	$308,994

See accompanying notes to financial statements.

HGI FUNDING LLC

STATEMENT OF CASH FLOWS
(In thousands)

Period from
January 12, 2011
(Inception) through
September 30, 2011

Cash flows from operating activities:
Net loss	$(41,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized losses on investments, net	44,102
Cost of trading securities acquired for resale	(770,955)
Proceeds from trading securities sold	755,286
Changes in operating assets and liabilities:
Broker receivable	(14,874)
Dividend and interest receivable	(111)
Securities sold, not yet purchased	296
Broker payable	4,465
Other liabilities	14,492

Net cash used in operating activities	(8,305)

Cash flows from investing activities:
Cost of investments acquired for holding	(332,715)
Proceeds from sales of investments acquired for holding	29,532

Net cash used in investing activities	(303,183)

Cash flows from financing activities:
Capital contributions	350,000

Net cash provided by financing activities	350,000

Net increase in cash and cash equivalents	38,512
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$38,512

See accompanying notes to financial statements.

HGI FUNDING LLC

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands)

(1)	Basis of Presentation and Nature of Business

HGI Funding LLC (“HGI Funding” or the “Company”) is a direct, wholly-owned subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

HGI Funding, a Delaware Limited Liability Company, was formed on January 12, 2011 to manage a portion of HGI’s available cash by investing in equity and debt instruments and to acquire positions in potential acquisition targets. The Company operates in one segment and has a fiscal year-end of September 30. Fiscal 2011 represents the period of January 12, 2011 through September 30, 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2)	Significant Accounting Policies and Practices

The following is a summary of significant accounting policies followed by the Company.

Revenue Recognition

Dividends and interest income are recorded in “Dividend and interest income” and are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Dividend and interest income” over the contractual terms of the investments in a manner that produces a constant effective yield.

Investments

The Company’s investments consist of marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, which would otherwise have been classified as available-for-sale. Investment transactions are accounted for as of the trade date and any realized gains or losses from such transactions are calculated on a first in, first out (“FIFO”) basis and are included in the appropriate caption in the Statement of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Broker Receivable and Broker Payable

Broker receivables include amounts receivable for securities not yet delivered by the Company to the purchaser prior to the settlement date. Broker payables include amounts payable for securities not yet received by the Company prior to the settlement date.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from a third party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is

HGI FUNDING LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale.

As of September 30, 2011, the Company had securities sold, not yet purchased with a cost basis of $305 and accumulated net unrealized loss of $9.

Other Liabilities

Other liabilities consist of cash short balances payable for unsettled securities transactions held at the clearing brokers.

Foreign Currency

Foreign currency balances that are monetary items have been remeasured into U.S. Dollars at the rate of exchange existing at September 30, 2011. Foreign currency transactions are remeasured into U.S. Dollars at the rate of exchange on the date of the transaction. Any realized or unrealized foreign exchange remeasurements are included in the appropriate caption in the Statement of Operations.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between US GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of our fiscal year ending September 30, 2012. We are currently evaluating the impact of this new accounting guidance on our financial statements.

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued. During this period, the Company did not have any material recognizable, or unrecognizable, subsequent events.

(3)	Significant Risks and Uncertainties

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates. The Company’s significant estimates, which are susceptible to change in the near term, relate to the fair value of certain invested assets.

Credit risk

Credit risk arises from the potential inability of counterparties to perform under the terms of the contract. The maximum amount of credit expense is represented by the carrying amounts of investments.

Bankruptcy or insolvency of security custodians may cause the Company’s rights to be delayed with respect to the cash and cash equivalents and investments held in the custodial relationship. The Company monitors the credit quality and financial position of its custodians, and should it decline significantly, the Company will move cash holdings and custodial relationships to another institution. The Company has a policy to only enter into custodial relationships with financial institutions with a Standard & Poor’s rating of at least “A” when it is designated.

HGI FUNDING LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Market risk

Market risk is the risk of loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded.

The Company is exposed to equity price risk since it invests in marketable equity securities, which as of September 30, 2011, are all classified as trading securities. The Company follows an investment policy approved by the board of directors of HGI which sets certain restrictions on the amounts and types of investments it may make.

(4)	Investments

The Company’s investments are summarized as follows:

September 30,
2011

Trading:
Marketable equity securities	$262,085
Marketable debt securities	12,665

Total	$274,750

There was $1,906 of net realized gains and $44,102 of net unrealized losses recognized during Fiscal 2011.

(5)	Fair Value of Financial Instruments

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

HGI FUNDING LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows (asset/(liability)):

	September 30, 2011
	Carrying
	Amount	Fair Value

Investments	$274,750	$274,750
Cash and cash equivalents	38,512	38,512
Securities sold, not yet purchased	(296)	(296)
Other liabilities (cash short positions)	(14,492)	(14,492)

The carrying amounts of broker receivables and payables as well as dividend and interest receivable approximate fair value due to their short duration and, accordingly, they are not presented in the table above. The fair values of investments, cash and cash equivalents, securities sold, not yet purchased and cash short positions, which are included in other liabilities, are generally based on quoted or observed market prices.

Financial assets and liabilities measured and carried at fair value on a recurring basis in the financial statements are summarized, according to the hierarchy previously described, as follows:

As of September 30, 2011	Level 1	Level 2	Level 3	Total

Assets
Investments	$238,062	$36,688	$—	$274,750
Cash and cash equivalents	38,512	—	—	38,512

Total assets carried at fair value	$276,574	$36,688	$—	$313,262

Liabilities
Securities sold, not yet purchased	$296	$—	$—	$296
Other liabilities (cash short positions)	14,492	—	—	14,492

Total liabilities carried at fair value	$14,788	$—	$—	$14,788

The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company consistently applies the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.

(6)	Member’s Equity

The Company was formed on January 12, 2011 by HGI to manage a portion of its available cash or to invest in possible acquisition targets while we search for additional acquisition opportunities. Member’s equity consists of an accumulated deficit of $41,006 and capital contributions of $350,000 from HGI.

(7)	Commitments and Contingencies

The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

(8)	Income Taxes

HGI Funding is a limited liability company wholly owned by HGI. For income tax purposes, the Company is a disregarded entity. Accordingly, the results of its operations are taxed as if the Company were part of HGI. As a result, income tax expense (benefit) is not recorded in the Company’s financial statements.

HGI FUNDING LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

If the Company were a separate taxable entity, its income tax expense would be computed in accordance with ASC Topic 740, “Income Taxes,” and, on a pro forma basis, would have been $1,376 for the period ended September 30, 2011, all of which would have been current.

(9)	Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of HGI and Harbinger Capital Partners, an affiliate of HGI. As many of these transactions are conducted between entities under common control, amounts charged for these services have not necessarily been based upon arms-length negotiations. It is not practicable to determine whether the amounts charged for such services represent amounts that might have been incurred on a stand-alone basis for the Company. For Fiscal 2011, the Company incurred an inconsequential amount of management expenses.