Form 10-K/A
period 2011-09-30
HARBINGER GROUP INC.
filed 2012-01-30
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO                     .

Commission file number: 1-4219

Harbinger Group Inc.

(Exact name of Registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 27th Floor,

New York NY 10022

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (212) 906-8555

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☑

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter, April 3, 2011, was approximately $49.4 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and persons affiliated with Harbinger Capital Partners LLC.

As of December 31, 2011, the registrant had outstanding 139,414,409 shares of common stock, $0.01 par value.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

Unless otherwise indicated in this disclosure or the context requires otherwise, in this disclosure, references to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Principal Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc.; “Zap.Com” refers to Zap.Com Corporation; “FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Fiscal 2011” means the nine month period ended September 30, 2011, which is the date of the Company’s fiscal end for 2011 as a result of the change to the Company’s fiscal year end from December 31 to September 30 during calendar year 2011; “Fiscal 2010” means the twelve month period ended December 31, 2010; “Fiscal 2009” means the twelve month period ended December 31, 2009; and “Fiscal 2012” means the twelve month period ended September 30, 2012.

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Company for Fiscal 2011, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2011 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated January 30, 2012.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our Board of Directors (“Board”) as of the date of this report consisted of eight members, as determined in accordance with our Bylaws (our “Bylaws”). In accordance with our Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). The three classes are currently comprised of the following directors:

Class I Directors—Term Expiring 2014

Lap Wai Chan, age 45, has served as a director of HGI since October 2009. From September 2009 to September 2010 he was a consultant to MatlinPatterson Global Advisors (“MatlinPatterson”), a private equity firm focused on distressed control investments across a range of industries. From July 2002 to September 2009, Mr. Chan was a Managing Partner at MatlinPatterson. Prior to that, Mr. Chan was a Managing Director at Credit Suisse First Boston H.K. Ltd. (“Credit Suisse”). From March 2003 to December 2007, Mr. Chan served on the board of directors of Polymer Group, Inc. MatlinPatterson, Credit Suisse and Polymer Group, Inc. are not affiliates of HGI. We nominated Mr. Chan as a director because of his extensive investment experience, particularly in Asia and Latin America, which strengthens the Board’s collective qualifications, skills and experience.

Robin Roger, age 54, has served as a director of HGI since May 2011. From June 2010 until July 2011, Ms. Roger served as a director for Spectrum Brands, a subsidiary of HGI. Ms. Roger is a Managing Director, General Counsel, Co-Chief Operating Officer and Chief Compliance Officer of Harbinger Capital, an affiliate of the Company. Prior to joining Harbinger Capital in 2009, Ms. Roger was General Counsel at Duff Capital Advisors, a multi-strategy investment advisor. She previously served as General Counsel to Jane Street Capital, a proprietary trading firm, and Moore Capital Management. Ms. Roger worked at Morgan Stanley from 1989 to 2006. While there, she headed the equity sales and trading legal practice group and served as General Counsel of the Institutional Securities Division (which encompassed the investment banking as well as sales and trading activities of the firm), and performed other roles at the corporate level. She received a B.A. from Yale College and a J.D. from Harvard Law School. None of the companies Ms. Roger worked with before joining Harbinger Capital is an affiliate of HGI. We nominated Ms. Roger as a director because of her legal and operational experience and her relationship with our controlling stockholders.

Keith M. Hladek, age 36, has served as a director of HGI since October 2009. Mr. Hladek is also a director of Zap.Com, a subsidiary of HGI. Mr. Hladek is also the Chief Financial Officer and Co-Chief Operating Officer of Harbinger Capital, an affiliate of HGI. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital (including certain affiliates of Harbinger Capital and their management companies), including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital, L.P., where he was responsible for accounting, operations and valuation for funds and related financing vehicles. Mr. Hladek is a Certified Public Accountant in New York. Prior to joining Silver Point Capital, Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of HGI. We nominated Mr. Hladek as a director because of his extensive accounting and operations experience and his relationship with our controlling shareholders.

Class II Directors—Terms Expiring 2012

Philip A. Falcone, age 49, has served as a director, Chairman of the Board and Chief Executive Officer of HGI since July 2009. From July 2009 to July 2011, Mr. Falcone served as the President of HGI. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, an affiliate of HGI, is Chief Investment Officer of the Principal Stockholders and other Harbinger Capital affiliates. Mr. Falcone co-founded the Master Fund in 2001. Mr. Falcone is also the Chairman of the Board, President and Chief Executive Officer of Zap.Com, a subsidiary of HGI. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received an A.B. in Economics from Harvard University. None of the companies Mr. Falcone worked with before co-founding the Master Fund is an affiliate of HGI. We nominated Mr. Falcone as a director because of his extensive investment experience and his controlling relationship with our controlling shareholders.

David Maura, age 39, has served as Managing Director and Executive Vice President of Investments of HGI effective as of October 2011 and as a director of HGI since May 2011. Mr. Maura has also served as the Chairman of Spectrum Brands, a subsidiary of HGI, since July 2011 and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Prior to becoming Managing Director and Executive Vice President of Investments at HGI, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital, an affiliate of HGI. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.) and Applica Incorporated. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder. None of the companies Mr. Maura worked with before joining Harbinger Capital is an affiliate of HGI. We nominated Mr. Maura as a director because of his experience in finance consumer products and investments and his relationship with our controlling stockholders.

Class III Directors—Terms Expiring 2013

Thomas Hudgins, age 72, has served as a director of HGI since October 2009. He is a retired partner of Ernst & Young LLP (“E&Y”). From 1993 to 1998, he served as E&Y’s Managing Partner of its New York office with over 1,200 audit and tax professionals and staff personnel. During his tenure at E&Y, Mr. Hudgins was the coordinating partner for a number of multinational companies, including American Express Company, American Standard Inc., Textron Inc., MacAndrews & Forbes Holdings Inc., and Morgan Stanley, as well as various mid-market and leveraged buy-out companies. As coordinating partner, he had the lead responsibility for the world-wide delivery of audit, tax and management consulting services to these clients. Mr. Hudgins also served on E&Y’s international executive committee for its global financial services practice. Mr. Hudgins previously served on the board of directors and as a member of various committees of Foamex International Inc., Aurora Foods, Inc. and RHI Entertainment, Inc. E&Y, RHI Entertainment Inc., Foamex International Inc. and Aurora Foods, Inc. are not affiliates of HGI. We nominated Mr. Hudgins because he possesses particular knowledge and experience in accounting, finance and capital structures, which strengthens the Board’s collective qualifications, skills and experience.

Robert V. Leffler, Jr., age 66, has served as a director of HGI since May 1995. Mr. Leffler owns The Leffler Agency, Inc., a full service advertising agency founded in 1984. The firm specializes in the areas of sports/entertainment and media. Headquartered in Baltimore, the agency also has offices in Tampa and Providence. It operates in 20 US markets. Leffler Agency also has a subsidiary media buying service, Media Moguls, LLC, which specializes in mass retail media buying. The Leffler Agency and Media Moguls, LLC are not affiliates of HGI. We nominated Mr. Leffler because of his extensive knowledge and experience as a director and because we believe he provides a unique historical perspective to our long operating history in light of his service on our Board since 1995.

Omar M. Asali, age 41, has served as President of HGI effective as of October 2011, as Acting President since June 2011, and as a director of HGI since May 2011. Mr. Asali is also the Vice Chairman of Spectrum Brands and a director of Zap.Com, each a subsidiary of HGI. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital, an affiliate of HGI. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of HGI. We nominated Mr. Asali because of his experience in finance and investments and his relationship with our controlling stockholders.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company, as of the date of this Form 10-K/A. All officers of the Company serve at the discretion of the Company’s Board.

Name	Age	Position
Philip A. Falcone	49	Chairman of the Board and Chief Executive Officer

Omar M. Asali	41	Director and President

Francis T. McCarron	55	Executive Vice President and Chief Financial Officer

David M. Maura	39	Director and Executive Vice President of Investments

Richard H. Hagerup	59	Interim Chief Accounting Officer

For information regarding Messrs. Falcone, Asali and Maura, see “Board of Directors” above.

Francis T. McCarron, age 55, has been the Executive Vice President and Chief Financial Officer of the Company since December 2009. Mr. McCarron also serves as the Executive Vice President and Chief Financial Officer of Zap.Com, a position he has held since December 2009. From 2001 to 2007, Mr. McCarron was the Chief Financial Officer of Triarc Companies, Inc. (“Triarc”), which was renamed Wendy’s/Arby’s Group, Inc. in 2008 and then renamed The Wendy’s Company in 2011. During 2008, Mr. McCarron was a consultant for Triarc. During the time of Mr. McCarron’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now The Wendy’s Company) is not an affiliate of the Company.

Richard H. Hagerup, age 59, has been the Interim Chief Accounting Officer of the Company since December 2010. Mr. Hagerup also serves as Interim Chief Accounting Officer of Zap.Com, a position he has held since December 2010. Prior to being appointed as Interim Chief Accounting Officer of the Company, Mr. Hagerup served as the Company’s contract controller, a position he held from January 2010. From April 1980 to April 2008, Mr. Hagerup held various accounting and financial reporting positions with Triarc and its affiliates, last serving as Controller of Triarc. During the time of Mr. Hagerup’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now The Wendy’s Company) is not an affiliate of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of the common stock, par value $0.01 per share, of the Company (the “Common Stock”), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during Fiscal 2011, all such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.

CORPORATE GOVERNANCE

Controlled Company

The Board has determined that HGI is a “controlled company” for the purposes of Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), as the Principal Stockholders control more than 50% of the Company’s voting power. A controlled company may elect not to comply with certain NYSE Rules, including (1) the requirement that a majority of the Board consist of independent directors, (2) the requirement that a nominating/corporate governance committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that a compensation committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently avail ourselves of the “controlled company” exceptions. The Board has determined that it is appropriate not to have a nominating/corporate governance committee because of our relatively limited number of directors, our limited number of senior executives and our status as a “controlled company” under applicable NYSE Rules. In April 2011, the Board formed a compensation committee and formulated a compensation committee charter. While our compensation committee is composed entirely of independent directors, we still avail ourselves of the “controlled company” exceptions and are not obligated to comply with the NYSE Rules governing compensation committees.

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

The Board has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions. The Board has also adopted a Code of Ethics for Chief Executive and Senior Financial Officers.

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Chief Executive and Senior Financial Officers and the Audit Committee Charter on our website under the “Corporate Governance” heading at www.harbingergroupinc.com. None of the information posted on our website or our subsidiaries’ website is incorporated by reference herein. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to Harbinger Group Inc., Attn: Investor Relations, 450 Park Avenue, 27th floor, New York, New York 10022.

INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS

The Audit Committee and the Compensation Committee are the Board’s only standing committees. In addition, a Special Committee of the Board functioned in late 2009, throughout 2010 and throughout 2011 and a Pricing Committee functioned in November 2010 and June 2011. For information regarding the Compensation Committee, see “Corporate Governance—Controlled Company,” above, and “Item 11—Executive Compensation,” below.

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

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2011 for the Company’s directors and earned or paid in Fiscal 2011, Fiscal 2010 and Fiscal 2009 for the following individuals (the “named executive officers” as of September 30, 2011):

•	Philip A. Falcone, our Chairman of the Board and Chief Executive Officer, who was also President until June 2011, when Mr. Asali became Acting President;

•	Francis T. McCarron, our Executive Vice President and Chief Financial Officer, who was appointed in December 2009;

•	Omar M. Asali, our Director since May 2011, Acting President from June 2011 to October 2011 and President since that time; and

•	Richard H. Hagerup, our Interim Chief Accounting Officer since December 2010.

With respect to the compensation matters described herein, our Board as a whole has historically functioned as our compensation committee. Our Board does have a compensation philosophy, but for Fiscal 2011 it had determined that a comprehensive compensation program was not yet necessary or appropriate because the Company only had two named executive officers, Messrs. McCarron and Hagerup, who received compensation from us. Messrs. Falcone and Asali did not receive compensation for their services as our Chairman of the Board and Chief Executive Officer, and Acting President, respectively. Mr. Asali was made President of HGI effective October 1, 2011, and will receive compensation as President from that date.

Mr. McCarron was the first executive officer employed by our Board following the Principal Stockholders’ acquisition of a controlling interest in the Company in July 2009 (the “2009 Change in Control”) and, at that time, our Board did not find it necessary to establish a compensation program. However, in April 2011, our Board formed a Compensation Committee to (i) oversee our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) consider hiring and significant compensation decisions with respect to executive officers and make recommendations to our Board for approval, (iii) evaluate the performance of our executive officers in light of established goals and objectives and (iv) review and discuss with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. Our Board appointed Messrs. Leffler (Chairman), Chan and Hudgins as members of the Compensation Committee.

During Fiscal 2011, our Board did not utilize compensation consultants to determine or recommend the amount or form of executive or compensation for Fiscal 2011. However, in 2011, the newly formed Compensation Committee did retain compensation consultants to review compensation elements, levels of pay and potential programs for short and long term compensation for the Company’s Fiscal 2012. In addition, the Compensation Committee and the Board, upon recommendation of the compensation consultants, established a new director compensation program effective as of July 2011. See the headings “Compensation Consultants” and “Director Compensation” and the Director Compensation Table below for more detail.

Compensation Philosophy and General Objectives

Our compensation philosophy is to grant compensation that will attract and retain employees who are able to meaningfully contribute to our success. We will both reward employees for past performance and provide incentive for future achievement. We strive to align the interests of our executive officers with our stockholders by providing our executive officers with equity interests in HGI and are mindful of fairness to all stakeholders.

Components of Executive Compensation

We use base salary and incentive compensation, including bonuses, to provide a substantial cash payment opportunity based upon our achievement of budgetary and other objectives. We have used stock options as a long-term incentive designed to provide reward tied to the price of our Common Stock. Our Board believes that option awards, which provide value to the participants only when our stockholders benefit from stock price appreciation, are an appropriate complement to our overall compensation philosophy and will help align the interests of our executives with those of stockholders. In addition, our Board believes that long term incentives including restricted stock and restricted stock units will provide an important retentive component to our overall compensation program.

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

Due to the interim nature of his position, Mr. Hagerup received base salary as compensation as well as a discretionary special bonus in Fiscal 2011. The principal elements of compensation for Mr. McCarron for Fiscal 2011, were:

•	base salary;

•	annual bonus potential;

•	a long-term component consisting of a stock option award; and

•	perquisites and other benefits.

During Fiscal 2011, Messrs. Falcone, Asali and Hagerup did not participate in our benefit plans. We provided Mr. McCarron with standard medical, dental, vision, disability and life insurance benefits available to employees generally. Our Board generally believes that perquisites should not be a significant component of our compensation philosophy.

How We Chose Amounts for Each Element of Compensation

Generally

Prior to the 2009 Change in Control, the Company had a Compensation Committee that was responsible for the approval and administration of compensation programs for the Company’s executives. Following the 2009 Change in Control and for a portion of Fiscal 2011, our Compensation Committee was disbanded because we had a very limited number of senior executives and, as a “controlled company” under applicable NYSE Rules, we are not required to have a compensation committee. Instead, during such time our entire Board was responsible for determining compensation for our directors and executive officers. Because we anticipated that our executive compensation decisions would become more numerous and complex with the completion of Spectrum Brands Acquisition (as defined in the section titled “Related Person Transactions—Spectrum Brands Acquisition in January 2011”), and the Insurance Transaction Acquisition (as defined in the section titled “Related Person Transactions—FGL Holdings Acquisition in April 2011 and the Front Street Reinsurance Transaction”), in April 2011 our Board formed a Compensation Committee and delegated to it the authority to recommend the amount or form of executive and director compensation. While our Compensation Committee is composed entirely of independent directors, we still avail ourselves of the “controlled company” exceptions and are not obligated to comply with the NYSE Rules governing compensation committees.

Mr. McCarron’s compensation package was negotiated in late 2009 by our Chief Executive Officer (“CEO”) and our former Chief Operating Officer (“COO”) who each have substantial experience in establishing management compensation, and was approved by our Board. Mr. Hagerup’s compensation was negotiated in December 2010 and June 2011 by our Chief Financial Officer (“CFO”) and his temporary employment agreement was extended by the Board on the same terms and conditions in June 2011. Although the ultimate approval of named executive officers’ compensation is made by our Board, our Board takes into consideration the recommendations of our CEO and our CFO in awarding compensation and setting compensation levels. For the past three years we have not relied on any formal benchmarking or set compensation levels by reference to any peer group.

Compensation Consultants

During Fiscal 2011, our Board did not utilize compensation consultants to determine or recommend the amount or form of executive compensation for Fiscal 2011. However, during July 2011 the Compensation Committee retained Hodak Value Advisors (“Hodak”), a consulting and research firm, in conjunction with Mercer Consulting (“Mercer”), a global leader for human resources and related finance advice, products and services, to jointly review compensation elements, levels of pay and potential programs for short and long term compensation to be implemented for fiscal year 2012, including the grant of equity and equity-based awards. In addition, Hodak and Mercer recommended, and the Compensation Committee and the Board approved a new director compensation program effective July 2011. For more details see “Director Compensation.”

Base Salary

The base salary for Mr. McCarron was negotiated by our CEO and former COO and approved by our Board, while the base salary for Mr. Hagerup was negotiated by our CFO and approved by our CEO and the Board. In approving the compensation, our Board considered a number of factors including, but not limited to, the responsibilities of the position, the executives’ experience and the competitive marketplace for executive talent with a similar skill set.

Bonus

For the last two fiscal years, Mr. McCarron was granted a discretionary cash bonus, based on a number of subjective considerations. Mr. McCarron was entitled, pursuant to his employment agreement, to a minimum annual cash bonus for 2010 of $500,000 and in Fiscal 2011 our Board set Mr. McCarron’s 2010 cash bonus amount at $1,250,000. For Fiscal 2011, our Board set Mr. McCarron’s cash bonus amount at $1,125,000, which represents the maximum bonus of 300% of base salary target, pro-rated for nine months to reflect a change in the Company’s fiscal year.

In December 2011, Mr. Hagerup received a special discretionary bonus of $50,000 for his extensive services performed during Fiscal 2011 on transaction-related projects.

Long Term Incentives

There is no set formula for the granting of awards to individual executives or employees. Consistent with our equity incentive plans and past awards, the exercise price of all equity awards granted during the last three fiscal years was equal to the fair market value (closing sale price of our Common Stock) on the date of grant. During the past three fiscal years, Mr. McCarron was the only named executive officer awarded options. When Mr. McCarron was hired in December 2009, he was granted an initial non-qualified option to purchase 125,000 shares of our Common Stock, at an exercise price of $7.01 per share (the “Initial Option”) pursuant to our long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. All options granted under the 1996 Plan vest ratably over three years beginning on the first anniversary of the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. Upon the adoption of the 2011 Plan (see below), no new awards were granted under the 1996 Plan and any shares of our Common Stock available for issuance under the 1996 Plan that were not subject to outstanding awards became no longer available for issuance.

Our Board’s decision to award options to Mr. McCarron was discretionary and made in connection with the determination of his initial compensation package. Pursuant to Mr. McCarron’s employment agreement, for years beginning on or after January 1, 2011, he is eligible to receive an additional annual option or similar equity grant having a fair value targeted at between 25% and 50% of his total annual compensation for the immediately preceding year, subject to the sole discretion of our Board (including the discretion to grant awards higher than the targeted amount), but as of the date of this report no such awards have been granted.

Our Board may decide to grant additional awards to Mr. McCarron or future named executive officers and, when doing so, may consider factors such as:

•	the executive’s overall compensation package and job performance, and

•	the executive’s ability to contribute to the achievement of our goals and objectives.

The 2011 Omnibus Equity Award Plan. On September 15, 2011, our stockholders approved the adoption of the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The 2011 Plan authorizes the issuance of up to 17,000,000 shares of Common Stock. A description of the material terms of the 2011 Plan and the text of the 2011 Plan was included in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 15, 2011 (File No. 001-04219). No awards were granted pursuant to the 2011 Plan for Fiscal 2011.

Retirement Benefits

401(k) Plan. We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. We make discretionary matching contributions of up to 4% of eligible compensation. Mr. McCarron was not eligible to participate in our 401(k) Plan in Fiscal 2009. Our matches under the 401(k) Plan for Mr. McCarron were $9,800 in Fiscal 2011 and $9,800 in Fiscal 2010. Messrs. Falcone, Asali and Hagerup did not participate in our 401(k) Plan in Fiscal 2011.

Risk Review

Our Board has generally reviewed, analyzed and discussed our executive compensation. Our Board does not believe that any aspects of our executive compensation encourages the named executive officers to take unnecessary or excessive risks. For Fiscal 2011, there was no single performance measure for executive compensation and Mr. McCarron’s elements of compensation are balanced among current cash payments, cash bonus potential and an equity award.

Compensation in Connection with Termination of Employment and Change-In-Control

We recognize that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally will be designed as our Board deems appropriate to achieve our goal of attracting highly-qualified executive talent. We have provided for termination compensation through individual employment agreements in the form of salary and benefit continuation for a moderate period of time following involuntary termination of an executive officer’s employment. We have also agreed to individual severance arrangements at the time of termination of employment, taking into account the specific facts and circumstances surrounding termination, including other compensation available at such time.

You can find additional information regarding our practices in providing compensation in connection with termination of employment and change in control to our named executive officers under the headings “Employment Agreements with Named Executive Officers” and “Payments upon Termination and Change in Control” below.

Impact of Tax Considerations

With respect to taxes, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than a Chief Financial Officer), unless certain conditions are satisfied. Accordingly, we monitor which executive officers may be subject to Section 162(m) in order to maximize the amount of compensation paid to these officers that will be deductible under Section 162(m). Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m) (such as the provisions of the 2011 Plan). The Compensation Committee and the Board generally seeks to structure compensation for the named executive officers in a manner that complies with Section 162(m) in order to provide for the deductibility of such compensation. At the same time, there may be circumstances in which the Compensation Committee or the Board determines, in the exercise of its independent judgment, that it is in our best interests to provide for compensation that may not be deductible and reserves its rights to pay non-deductible compensation.

Advisory Vote on Executive Compensation

The Compensation Committee and Board considered the shareholder vote regarding the non-binding resolution on executive compensation voted on at our September 15, 2011 Annual Meeting. Because a substantial majority (97%) of votes cast approved the compensation program described in the Company’s proxy statement for the Annual Meeting, the Compensation Committee and the Board plan to take this into account and apply the same principles in determining the amounts and types of executive compensation, subject to further input from its compensation consultants (Mercer and Hodak) with respect to Fiscal 2012.

Additionally at the September 15, 2011 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with a non-binding advisory vote on compensation of our named executive officers every three years. The Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results. Stockholders who have concerns about executive compensation during the interval between “say on pay” votes are encouraged to bring their specific concerns to the attention of our Board. Accordingly, the next stockholder advisory (non-binding) vote on executive compensation will be held at our 2014 Annual Meeting.

Significant Event after Fiscal 2011

On January 9, 2012, the Company entered into an employment agreement with Mr. Asali as its President, effective as of October 1, 2011 (the “Effective Date”). The employment agreement will have an initial term of one year from the Effective Date. The employment agreement will automatically renew unless either party gives the other written notice of termination at least 90 days prior to the end of the then current term of the employment agreement. Mr. Asali will continue to provide certain services to the Harbinger Capital affiliated funds (up to 10% of his time or upon the reasonable request from time to time of the Company) during a one year transition period.

Mr. Asali’s annual base salary will initially be $500,000. Within 150 days following the Effective Date, Mr. Asali will be granted 350,000 shares of restricted stock or restricted stock units and nonqualified stock options to purchase 1,000,000 shares of the Company’s Common Stock (collectively, the “Initial Equity Grant”). The restricted stock or restricted stock units will vest and the restrictions will lapse on the third anniversary of the Effective Date and the option awards will vest one-third per year on the first, second and third anniversaries of the Effective Date. Mr. Asali will also be eligible for an annual bonus comprised of a mix of cash and equity with a target of $2,500,000 (and such actual bonus may be lower or higher based on performance).

If during the term of the employment agreement, the Company terminates Mr. Asali’s employment without “Cause” or if Mr. Asali terminates his employment for “Good Reason” (each as defined in Mr. Asali’s employment agreement), including upon a Company initiated nonrenewal of the term so long as he provides services through the end of the then current term and separates thereafter, subject to receiving a signed separation agreement and general release of claims from Mr. Asali, the Company shall pay or provide Mr. Asali with (i) his base salary for twelve months in continuing installments, (ii) the Initial Equity Grant shall vest on a pro-rata basis based on the length of time elapsed (calculated as if Mr. Asali worked through the end of the term), (iii) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, (iv) payment of 50% of the unpaid deferred cash portion, if any and vesting of 50% of the unvested equity portion, if any, of annual bonuses awarded for years prior to the year of termination, (v) eligibility for an annual bonus for the year of termination determined in accordance with the employment agreement, provided that (A) the cash portion of such bonus shall be paid and the equity portion of such bonus shall be granted on the same terms and at the same time as such grants are made to other senior executives of the Company, (B) Mr. Asali shall only be entitled to 50% of any deferred cash component of such annual bonus with such payment to be made within 74 days following the end of the Company’s fiscal year and (C) only 50% of the equity portion of such annual bonus will be granted and such equity grant will be fully vested on the date of grant, and (vi) continued medical and dental benefits for a twelve (12) month period, subject to Mr. Asali’s payment for the cost of such benefits as if he remained an active employee. In addition, the Company shall pay Mr. Asali any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.

Mr. Asali is also subject to certain non-competition restrictions for six (6) months post termination of employment and certain non-solicitation restrictions for eighteen (18) months post termination of employment, as well as perpetual confidentiality provisions. Mr. Asali is subject to a perpetual non-disparagement covenant and subject to Mr. Asali signing a release, the non-disparagement covenant will be mutual.

In addition, on January 9, 2012, six persons employed by Harbinger Capital signed employment agreements with the Company and became employees of the Company effective as of October 1, 2011. Such persons are no longer employed by Harbinger Capital. These persons are David Maura (Chairman of the Board of Directors of Spectrum Brands and a member of the Board of Directors of the Company), Carl Giesler, Phillip Gass and Tyler Kolarik who joined the Company’s investment team, Corrine Glass, who became Acting General Counsel of the Company, and Tara Glenn, who will be focused on the Company’s Investor Relations. These six persons will continue to provide certain services to the Harbinger Capital affiliated funds (up to 10% of such person’s time or upon the reasonable request from time to time of the Company) during a one year transition period.

The employment agreements with Mr. Asali and the foregoing six persons were approved by the Board following approval and recommendation by the Compensation Committee, who were advised by the Company’s compensation consultants.

COMPENSATION AND BENEFITS

Summary Compensation Table

The following table discloses compensation for the nine-month period of Fiscal 2011 and the twelve month periods of Fiscal 2010 and Fiscal 2009 received by (i) Philip A. Falcone, our Chairman of the Board, Chief Executive Officer and former President, (ii) Francis T. McCarron, our Executive Vice President and Chief Financial Officer, who was appointed in December 2009, (iii) Omar M. Asali, our Director since May 2011, Acting President from June 2011 until becoming President in January 2011 effective as of October 2011, and (iv) Richard H. Hagerup, our Interim Chief Accounting Officer since December 2010. These individuals are also referred to as our “named executive officers.” None of our named executive officers were employed by the Company prior to 2009. We changed our fiscal year end from December 31 to September 30 during 2011.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Philip A. Falcone, Chairman of the Board, Chief Executive Officer and former President(1)	2011 2010 2009	— — —		— — —		— — —		— — —		— — —

Francis T. McCarron, Executive Vice President and Chief Financial Officer	2011 2010 2009	375,000 500,000 15,070	(2)	1,125,000 1,250,000 —	(3) (3)	— — 329,361	(5)	9,800 9,800 —	(4) (4)	1,509,800 1,759,800 344,431

Omar M. Asali, Director and Acting President(1)	2011 2010 2009	— — —		— — —		— — —		— — —		— — —

Richard H. Hagerup, Interim Chief Accounting Officer	2011 2010 2009	180,000 20,440 —	(6) (6)	50,000 — —	(7)	— — —		— — —		230,000 20,440 —

(1)	During the periods presented, Messrs. Falcone and Asali were employees of an affiliate of the Principal Stockholders and did not directly receive any compensation from us for their services to us. For more information see the section titled “Related Person Transactions—Management Agreement” and “Significant Events after Fiscal 2011.”
(2)	This represents an annual base salary of $500,000 of which $375,000 was paid for Fiscal 2011.
(3)	Pursuant to Mr. McCarron’s employment agreement, he was guaranteed a minimum bonus amount for Fiscal 2010 of $500,000 and in Fiscal 2011, our Board set Mr. McCarron’s Fiscal 2010 cash bonus amount at $1,250,000. For Fiscal 2011, our Board set Mr. McCarron’s cash bonus amount at $1,125,000, which represents a 300% of base salary target, pro-rated for nine months to reflect a change in the Company’s fiscal year.
(4)	Amounts represent HGI’s matching contribution under HGI’s 401(k) Plan.
(5)	In Fiscal 2009, stock options were granted with a grant date fair value of $2.63 with the following assumptions used in the determination of fair value using the Black-Scholes option pricing model: expected option term of six years, volatility of 32.6%, risk-free interest rate of 3.1% and no assumed dividend yield. No stock options were granted in Fiscal 2010 or Fiscal 2011.
(6)	This represents an annual base salary of $240,000 of which $180,000 was paid for Fiscal 2011 and $20,440 was paid for Fiscal 2010. This does not include $189,090 of consulting fees paid to Mr. Hagerup as the Contract Controller during 2010.
(7)	Mr. Hagerup was paid a discretionary bonus of $50,000 for Fiscal 2011.

Employment Agreements with Named Executive Officers

Our named executive officers are each employees at will and only Messrs. McCarron and Hagerup were party to an employment agreement with us during Fiscal 2011. Subsequent to Fiscal 2011, we entered into an employment agreement with Mr. Asali. See “Significant Events after Fiscal 2011,” above. We are also party to indemnification agreements with each of our named executive officers.

Employment Agreement with Francis T. McCarron

Pursuant to our employment agreement with Mr. McCarron, dated as of December 24, 2009, Mr. McCarron’s annual base salary is $500,000 and, beginning January 1, 2010, he is eligible to earn an annual cash bonus targeted at 300% of his base salary upon the attainment of certain reasonable performance objectives to be set by, and in the sole discretion of, our Board or the Compensation Committee, in consultation with Mr. McCarron. For 2010, Mr. McCarron was guaranteed a minimum annual bonus of $500,000. In 2011, our Board set Mr. McCarron’s 2010 cash bonus amount at $1,250,000. For 2011, our Board set Mr. McCarron’s cash bonus amount at $1,125,000, which represents a 300% of base salary target, pro-rated for nine months to reflect a change in the Company’s fiscal year.

Pursuant to his employment agreement, Mr. McCarron was granted an Initial Option to purchase 125,000 shares of our Common Stock pursuant to the 1996 Plan. The Initial Option vests in three substantially equal annual installments, subject to Mr. McCarron’s continued employment on each annual vesting date, and has an exercise price equal to the fair market value of a share of Common Stock on the date of grant ($7.01). For years beginning on or after January 1, 2011, Mr. McCarron will be eligible to receive an additional annual option or similar equity grant having a fair value targeted at between 25% and 50% of Mr. McCarron’s total annual compensation for the immediately preceding year, subject to the sole discretion of our Board (including the discretion to grant awards higher than the targeted amount), but as of the date of this report no such awards have been granted.

Temporary Employment Agreement with Richard H. Hagerup

During Fiscal 2011, we were party to two temporary employment agreements with Mr. Hagerup, effective from December 2010 to June 2011, and June 2011 to December 2011, respectively. Pursuant to each agreement, Mr. Hagerup was employed as Interim Chief Accounting Officer, solely entitled to bi-weekly salary of $9,231. As a temporary employee, Mr. Hagerup was not eligible to participate in any of our benefits plans. Mr. Hagerup received a bonus of $50,000 in Fiscal 2011.

For payments made to Messrs. McCarron and Hagerup on termination of their employment, see the below section entitled “Payments Upon Termination And Change Of Control.”

Grants of Plan-Based Awards

We did not grant any plan-based awards to our named executive officers for Fiscal 2011.

Outstanding Equity Awards as of September 30, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date
Philip A. Falcone	—		—		—	—
Francis T. McCarron	41,666	(2)	83,334	(3)	7.01	December 24, 2019
Omar M. Asali	—		—		—	—
Richard H. Hagerup	—		—		—	—

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our Common Stock) on the date of grant.

(2)	On December 24, 2010, Mr. McCarron’s options for 41,666 shares of Common Stock became exercisable.
(3)	On December 24, 2011, Mr. McCarron’s options for 41,667 shares of Common Stock became exercisable. On December 24, 2012, if Mr. McCarron continues to be employed as our Executive Vice President and Chief Financial Officer, options for 41,666 shares of Common Stock will become exercisable.

Option Exercises and Stock Vested

No named executive officers exercised stock options during Fiscal 2011. Additionally, there are no stock awards outstanding for our named executive officers for Fiscal 2011.

Pension Benefits

For Fiscal 2011, the Company did not maintain any pension plan for the benefit of our named executive officers.

Nonqualified Deferred Compensation

The Company does not provide any named executive officers with nonqualified defined contribution or other deferred compensation plans.

Payments Upon Termination and Change of Control

Messrs. McCarron and Hagerup are entitled to certain payments if their employment is terminated under specified conditions, as detailed below.

Termination Payments to Francis T. McCarron and Richard H. Hagerup

Pursuant to his employment agreement, if Mr. McCarron’s employment is terminated for any reason, he is entitled to his salary through his final date of active employment plus any accrued but unused vacation pay. He is also entitled to any benefits mandated under COBRA or required under the terms of HGI’s plans described above.

If the Company terminates Mr. McCarron’s employment without “Cause” (as defined in his employment agreement) or Mr. McCarron terminates his employment for “Good Reason” (as defined below), Mr. McCarron will be entitled to the continuation of his base salary for three months following such termination and full vesting of the Initial Option. However, the Company can decide not to pay such severance amount by waiving Mr. McCarron’s post-employment restrictive covenant obligations.

Mr. McCarron’s entitlement to these payments is also conditioned upon his execution of an agreement acceptable to us that (a) waives any rights Mr. McCarron may otherwise have against us, (b) releases us from actions, suits, claims, proceedings and demands related to the period of employment and/or the termination of employment, and (c) contains certain other obligations which shall be set forth at the time of the termination; provided, however, that any such waiver and release shall not include a waiver or release of Mr. McCarron’s rights (a) arising under, or preserved by, his employment agreement, (b) to continued coverage under our directors and officers insurance policies, (c) to indemnification pursuant to Mr. McCarron’s indemnification agreement, or (d) as a stockholder of the Company. Mr. McCarron must sign and tender the release as described above not later than 60 days following his last day of employment and, if he fails or refuses to do so, he will forfeit the right to such termination compensation as would otherwise be due and payable.

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

Mr. Hagerup is not entitled to severance upon termination of employment; however, if his employment is terminated by the Company upon less than 30 days advance notice, then he will be provided with salary continuation during such thirty (30) day period.

Summary Table

The following table sets forth amounts of compensation to be paid to Mr. McCarron if his employment is terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2011.

Name	Severance Payments ($)		Non-qualified Defined Contribution Plan ($)	Pension Benefit ($)	Health Welfare and Life Insurance Benefits ($)	Executive Level Outplacement Service ($)	Total ($)
Francis T. McCarron	125,000	(1)	—	—	—	—	125,000

(1)	Mr. McCarron’s employment agreement provides that he will be entitled to the continuation of his base salary for three months following such termination ($125,000). Mr. McCarron will also be entitled to full vesting of the Initial Option, of which 41,666 shares of Common Stock would otherwise vest on December 24, 2012.

Director Compensation

Those directors who also are employees of HGI or of the Principal Stockholders (or an affiliate) do not receive any compensation for their services as directors. During Fiscal 2011, Messrs. Falcone, Hladek, Maura and Asali and Ms. Roger were employees of the Principal Stockholders (or an affiliate) and did not receive any compensation for their services as directors. Mr. Jenson, a former HGI director and officer and a former employee of the Principal Stockholders (or an affiliate), did not receive any compensation for his services as an HGI director or officer during Fiscal 2011.

In Fiscal 2011 prior to July 1, 2011, directors who were not employees of HGI or of the Principal Stockholders (or an affiliate) were paid an annual retainer of $35,000 (on a quarterly basis), plus $1,000 per meeting for each standing committee of our Board on which a director served or $2,000 per meeting for each standing committee of our Board of which a director was a Chairperson. In addition Mr. Chan, as Chairman of a special committee, was paid $25,000 per calendar month during which such special committee was in existence and a fee of $1,500 per meeting, while Messrs. Hudgins and Leffler were paid $10,000 per calendar month during which the special committee was in existence, and a fee of $1,500 per meeting. The Compensation Committee recommended and the Board approved a new director compensation program effective as of July 2011. As of July 1, 2011, directors who were not employees of HGI or of the Principal Stockholders (or an affiliate) were paid an annual retainer of $80,000 (on a quarterly basis), plus if a director attends in excess of twenty (20) committee meeting of our Board in one year, then such director will receive $1,500 for each meeting in excess of twenty (20) that such director attends. Additionally, as of July 1, 2011, the Chairman of the special, audit and compensation committees were paid an additional annual retainer of $30,000, $26,000, and $15,000 respectively, while members of the special, audit and compensation committees were paid $20,000, $15,000 and $6,000, respectively, in quarterly installments. Messrs. Chan, Hudgins and Leffler serve on each committee. As stated above, Mr. Chan is the Chairman of the special committee, while Messrs. Hudgins and Leffler are Chairmen of the audit and compensation committees, respectively. Additionally, during Fiscal 2012 equity awards of restricted stock or restricted stock units were granted to the non-employee directors for services in Fiscal 2011 and Fiscal 2012 which will vest in June and November 2012, respectively, and which will become transferable one year after termination of service as a director of HGI.

Director Compensation Table

The following table shows for Fiscal 2011 certain information with respect to the compensation of the directors of HGI, excluding Philip A. Falcone, and Omar M. Asali whose compensation is disclosed in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Lap W. Chan	224,927	19,957	—	—	244,884
Lawrence M. Clark, Jr.(1)	8,750	—	—	—	8,750
Keith M. Hladek	—	—	—	—	—
Thomas Hudgins(2)	147,371	19,957	—	—	167,328
Peter A. Jenson(3)	—	—	—	—	—
Robert V. Leffler	150,871	19,957	—	—	170,828
David Maura	—	—	—	—	—
Robin Roger	—	—	—	—	—

(1)	Mr. Clark resigned from our Board on May 12, 2011.
(2)	Mr. Hudgins was granted $19,957 of restricted stock units which vest in June 2012.
(3)	Mr. Jenson resigned from our Board on June 30, 2011 and did not receive any compensation during Fiscal 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information with respect to our equity compensation plans under which our equity securities were authorized for issuance as of September 30, 2011.

Equity Compensation Plan Information as of September 30, 2011

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	143	$6.77	17,000
Equity compensation plans not approved by security holders	—	—	—

Total	143	$6.77	17,000

(1)	Refers to the 1996 Plan and the 2011 Plan. As stated in the “Long Term Incentive” section, on September 15, 2011, our stockholders approved the adoption of the 2011 Plan which authorizes the issuance of up to 17,000,000 shares of Common Stock of the Company. Upon the adoption of the 2011 Plan, no new awards were granted under the 1996 Plan and any shares of our Common Stock available for issuance under the 1996 Plan that were not subject to outstanding awards became no longer available for issuance. No awards were granted pursuant to the 2011 Plan for Fiscal 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As disclosed elsewhere herein, prior to April 2011, we did not have a compensation committee because of the limited number of our senior executives and our status as a “controlled company” under applicable NYSE Rules. During such time, the entire Board was responsible for determining compensation for our directors and executive officers. In April 2011, our Board formed a compensation committee and formulated a compensation committee charter. During Fiscal 2011, two of our directors, Messrs. Falcone and Jenson (who resigned as a director on June 30, 2011), participated in deliberations concerning executive officer compensation. However, neither Mr. Falcone nor Mr. Jenson received any direct compensation for their services as officers or directors of HGI.

During Fiscal 2011, Mr. Falcone served as a director and executive officer of our subsidiary, Zap.Com, Messrs. Jenson, Asali and Hladek served as directors of Zap.Com, and Messrs. McCarron and Hagerup served as executive officers of Zap.Com. Mr. Maura, one of our directors and executive officers, is also a director and member of the compensation committee of Spectrum Brands. Certain of our directors and executive officers who are currently or were formerly employed by Harbinger Capital may serve as directors or executive officers of other entities affiliated with Harbinger Capital from time to time.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with the management. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Robert V. Leffler (Chairman)

Lap W. Chan

Thomas Hudgins

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the number of shares of our Common Stock beneficially owned as of December 31, 2011 by:

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

In computing the number of shares of our Common Stock beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed outstanding. These shares of our Common Stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Harbinger Group Inc., 450 Park Avenue, 27th floor, New York, New York 10022.

Name and Address	Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders at December 31, 2011
Harbinger Capital Partners Master Fund I, Ltd.(2)	95,932,068	50.9%
Harbinger Capital Partners Special Situations Fund, L.P.(3)	21,493,161	11.4%
Global Opportunities Breakaway Ltd.(4)	12,434,660	6.6%
CF Turul Group(5)	18,639,529	9.9%

Our Directors and Executive Officers Serving at December 31, 2011
Omar M. Asali	—	*
Lap W. Chan	21,645	*
Philip A. Falcone(6)	129,859,889	68.9%
Richard H. Hagerup	—	*
Keith M. Hladek(7)	—	*
Thomas Hudgins	—	*
Robert V. Leffler, Jr.(8)	29,645	*
David Maura	—	*
Francis T. McCarron(9)	83,334	*
Robin Roger(7)	—	*
All current directors and executive officers as a group (10 persons)	129,994,513	69.0%

*	Indicates less than 1% of our outstanding Common Stock.

(1)	On a fully diluted basis after giving effect to the conversion of the outstanding preferred stock and the limitation on voting by CF Turul Group described in note 5 below.
(2)	Based solely on a Schedule 13D, Amendment No. 8, filed with the SEC on May 23, 2011, the Master Fund is the beneficial owner of 95,932,068 shares of our Common Stock, which may also be deemed to be beneficially owned by Harbinger Capital, the investment manager of Master Fund; Harbinger Holdings, LLC (“Harbinger Holdings”), the managing member of Harbinger Capital, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Master Fund. The address of the Master Fund is c/o International Fund Services (Ireland) Limited, 78 Sir John Rogerson’s Quay, Dublin 2, Ireland. The Company has been informed that, as of the date hereof, all of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund.
(3)	Based solely on a Schedule 13D, Amendment No. 8, filed with the SEC on May 23, 2011, the Special Situations Fund is the beneficial owner of 21,493,161 shares of our Common Stock, which may be deemed to be beneficially owned by Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the general partner of the Special Situations Fund, Harbinger Holdings, the managing member of HCPSS, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Special Situations Fund. The address of the Special Situations Fund is 450 Park Avenue, 30th floor, New York, New York, 10022.
(4)	Based solely on a Schedule 13D, Amendment No. 8, filed with the SEC on May 23, 2011, the Global Fund is the beneficial holder of 12,434,660 shares of our Common Stock, which may be deemed to be beneficially owned by Harbinger Capital Partners II LP (“HCP II”), the investment manager of the Global Fund; Harbinger Capital Partners II GP LLC (“HCP II GP”), the general partner of HCP II, and Mr. Falcone, the managing member of HCP II GP and the portfolio manager of the Global Fund. The address of the Global Fund is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, Cayman Islands KY1-1104.
(5)	Based solely on a Schedule 13D, Amendment No. 1, filed with the SEC on August 12, 2011, CF Turul LLC (“CF Turul”) may be deemed to be the beneficial holder of 31,538,462 shares of our Common Stock upon conversion of its preferred stock. The preferred stock is entitled to vote with our shares of Common Stock on an as-converted basis on all matters submitted to a vote of Common Stock. Prior to receipt of certain regulatory approvals, the preferred stock held by CF Turul LLC may be voted up to only 9.9% of our Common Stock (18,639,529 shares of Common Stock, as of December 31, 2011). As described in the Schedule 13D filed with SEC on August 5, 2011, each of Fortress Credit Opportunities Advisors LLC, FIG LLC, Hybrid GP Holdings LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC, Mr. Peter L. Briger, Jr., and Mr. Constantine M. Dakolias may also be deemed to be the beneficial holder of our shares of Common Stock beneficially owned by CF Turul, assuming the effectiveness of a joint investment committee agreement. The business address of CF Turul is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(6)	Based solely on a Schedule 13D, Amendment No. 8, filed with the SEC on May 23, 2011, Mr. Falcone, the managing member of Harbinger Holdings and HCP II GP and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 129,859,889 shares of our Common Stock, constituting approximately 69.0% of our outstanding Common Stock after giving effect to the conversion of the outstanding preferred stock and the limitation on voting by CF Turul Group described in note 5 above. Mr. Falcone has shared voting and dispositive power over all such shares. The Company has been informed that, as of the date hereof, all of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. Mr. Falcone disclaims beneficial ownership of the shares reported in the Schedule 13D, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.
(7)	The address of such beneficial owner is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th floor, New York, New York 10022.
(8)	Includes 8,000 shares of our Common Stock issuable under options exercisable within 60 days of December 31, 2011 and 21,645 shares of Common Stock.

(9)	Includes 83,333 shares of our Common Stock issuable under options exercisable within 60 days of December 31, 2011.

Changes in Control

To the knowledge of the Company, other than the pledge by the Master Fund described in notes 2 and 6 to the table above, there are no arrangements, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company, other than ordinary default provisions that may be contained in the Company’s articles of incorporation or Bylaws, or trust indentures or other governing instruments relating to the securities of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

Our Board has adopted a Statement of Policy with Respect to Related Party Transactions (the “Related Party Transactions Policy”). A “Related Party Transaction” is defined in the Related Party Transactions Policy as any financial transaction or any series of similar transactions in which we are a participant and in which a related person (i.e., a director, officer, beneficial owner of more than 5% of any class of our capital stock or a family member or controlling or controlled entity of the foregoing persons) has a direct or indirect interest, other than: (i) our payment of compensation to a related person for the related person’s service in the capacity that give rise to the person’s status as a “related person”; (ii) transactions available to all of our employees or all of our stockholders on the same terms; and (iii) transactions which, when aggregated with the amount of all other transactions between us and the related person, involve in a fiscal year the lesser of (a) $100,000 or (b) 1% of the average of our total assets at year-end for the last two completed fiscal years. Pursuant to the Related Party Transaction Policy, the Related Party Transaction proposed to be entered into must be reported to our Board for review. In reviewing and determining whether to approve a proposed Related Party Transaction presented to our Board, the disinterested members of our Board will analyze such factors as they deem appropriate. We may only enter into a Related Party Transaction upon approval by our Board. Our Board may delegate its authority to review and approve Related Party Transactions to the Audit Committee, a special committee or other committee of our Board.

Management Agreement

Effective March 1, 2010, we entered into a Management and Advisory Services Agreement (the “Management Agreement”) with Harbinger Capital, pursuant to which Harbinger Capital has agreed to provide us with advisory and consulting services, particularly with regard to identifying and evaluating investment opportunities. Harbinger Capital is an affiliate of the Principal Stockholders, which collectively hold a majority of our outstanding shares of Common Stock. We have agreed to reimburse Harbinger Capital for (i) its out-of-pocket expenses and its fully-loaded cost (based on budgeted compensation and overhead) of services provided by its legal and accounting personnel (but excluding such services as are incidental and ordinary course activities) and (ii) upon our completion of any transaction, Harbinger Capital’s out-of-pocket expenses and its fully-loaded cost (based on budgeted compensation and overhead) of services provided by its legal and accounting personnel (but not its investment banking personnel) relating to such transaction, to the extent not previously reimbursed by us. Requests by Harbinger Capital for reimbursement are subject to review by our Audit Committee, after review by our management. The Management Agreement has a three-year term, with automatic one-year extensions unless terminated by either party with 90 days’ notice. For Fiscal 2011, no amounts were paid pursuant to the Management Agreement.

Harbinger Capital Reimbursement

Independent of the Management Agreement, the Company reimbursed Harbinger Capital $1,500,000 for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital during Fiscal 2011. The Company believes the amount of the reimbursement is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. This reimbursement was approved by a special committee of the Board, represented by independent counsel, consisting solely of directors who were determined by the Board to be independent under the NYSE Rules.

Spectrum Brands Acquisition in January 2011

On September 10, 2010, we entered into a Contribution and Exchange Agreement (as amended, the “Exchange Agreement”) with the Principal Stockholders, pursuant to which the Principal Stockholders agreed to contribute a majority interest in Spectrum Brands to us in exchange for 4.32 shares of our Common Stock for each share of Spectrum Brands common stock (“SB Holdings common stock”) contributed to us (the “Spectrum Brands Acquisition”). The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our Common Stock ($6.33) and SB Holdings common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day we received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition.

On September 10, 2010, a special committee of our Board (the “Spectrum Special Committee”), consisting solely of directors who were determined by our Board to be independent under the NYSE Rules, unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition were advisable to, and in the best interests of, us and our stockholders (other than the Principal Stockholders), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that our Board approve the Exchange Agreement and our stockholders approve the issuance of our Common Stock pursuant to the Exchange Agreement. On September 10, 2010, our Board (based in part on the unanimous approval and recommendation of the Spectrum Special Committee) unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition were advisable to, and in the best interests of, us and our stockholders (other than the Principal Stockholders), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that our stockholders approve the issuance of our Common Stock pursuant to the Exchange Agreement.

On September 10, 2010, the Principal Stockholders, who held a majority of our outstanding Common Stock on that date, approved the issuance of our Common Stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.

On January 7, 2011, the Spectrum Brands Acquisition was consummated and we issued an aggregate of 119,909,829 shares of our Common Stock to the Principal Stockholders in exchange for an aggregate of 27,756,905 shares of SB Holdings common stock (the “SB Holdings Contributed Shares”), or approximately 54.5% of the then outstanding SB Holdings common stock, as contemplated by the Exchange Agreement. The market value of the SB Holdings Contributed Shares at that date was approximately $859 million. In connection with the consummation of the Spectrum Brands Acquisition, we also became party to the existing Stockholder Agreement, dated as of February 9, 2010, by and among the Principal Stockholders and Spectrum Brands and the existing Registration Rights Agreement, dated as of February 9, 2010, by and among the Principal Stockholders, Spectrum Brands, and certain other stockholders.

HGI Registration Rights Agreement

In connection with the Spectrum Brands Acquisition, HGI and the Principal Stockholders entered into a registration rights agreement, dated as of September 10, 2010, (the “Registration Rights Agreement”) pursuant to which, after the consummation of the Spectrum Brands Acquisition, the Principal Stockholders have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to (i) any and all shares of HGI’s Common Stock owned after the date of the Registration Rights Agreement by the Principal Stockholders and their permitted transferees (irrespective of when acquired) and any shares of HGI’s Common Stock issuable or issued upon exercise, conversion or exchange of HGI’s other securities owned by the Principal Stockholders, and (ii) any of HGI securities issued in respect of the shares of HGI’s Common Stock issued or issuable to any of the Principal Stockholders with respect to the securities described in clause (i).

Under the Registration Rights Agreement any of the Principal Stockholders may demand that HGI register all or a portion of such Harbinger Party’s shares of HGI’s Common Stock for sale under the Securities Act of 1933, as amended, so long as the anticipated aggregate offering price of the securities to be offered is (i) at least $30 million if registration is to be effected pursuant to a registration statement on Form S-1 or any similar “long-form” registration or (ii) at least $5 million if registration is to be effected pursuant to a registration statement on Form S-3 or a similar “short-form” registration. Under the agreement, HGI is not obligated to effect more than three such “long-form” registrations in the aggregate for all of the Principal Stockholders.

The Registration Rights Agreement also provides that if HGI decides to register any shares of its Common Stock for its own account or the account of a stockholder other than the Principal Stockholders (subject to certain exceptions set forth in the agreement), the Principal Stockholders may require HGI to include all or a portion of their shares of HGI’s Common Stock in the registration and, to the extent the registration is in connection with an underwritten public offering, to have such shares included in the offering.

FGL Acquisition in April 2011 and the Front Street Reinsurance Transaction

On March 7, 2011, we entered into a Transfer Agreement (the “Transfer Agreement”) with the Master Fund. Pursuant to the Transfer Agreement, on March 9, 2011, (i) we acquired from the Master Fund a 100% membership interest in Harbinger F&G, LLC (formerly, Harbinger OM, LLC, “Harbinger F&G”), and (ii) the Master Fund transferred to Harbinger F&G the sole issued and outstanding Ordinary Share of FS Holdco Ltd. (“FS Holdco”). In consideration for the interests in Harbinger F&G and FS Holdco, we reimbursed the Master Fund for $13.3 million of expenses incurred by the Master Fund in connection with the Fidelity & Guaranty Acquisition and submitted $5.0 million of expenses of the Master Fund for reimbursement by OM Group (UK) Limited (“OM Group”) under the F&G Stock Purchase Agreement (as defined below), which the OM Group subsequently reimbursed to the Master Fund. Following the consummation of the foregoing acquisitions, Harbinger F&G became our direct wholly-owned subsidiary, FS Holdco became the direct wholly-owned subsidiary of Harbinger F&G and Front Street Re, Ltd. (“Front Street”) became the indirectly wholly-owned subsidiary of Harbinger F&G.

On April 6, 2011, pursuant to the First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011 (the “F&G Stock Purchase Agreement”), between Harbinger F&G and OM Group, Harbinger F&G acquired from OM Group all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, in consideration for $350 million, which amount could be reduced by up to $50 million post-closing if certain regulatory approvals are not received (the “Fidelity & Guaranty Acquisition”). Fidelity & Guaranty Life Insurance Company (formerly, OM Financial Life Insurance Company, “FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (formerly, OM Financial Life Insurance Company of New York, “FGL NY Insurance”) are FGL’s principal insurance companies, and are wholly-owned subsidiaries of FGL. Harbinger F&G’s pre-closing and closing obligations under the F&G Stock Purchase Agreement, including payment of the purchase price, were guaranteed by the Master Fund. Pursuant to the Transfer Agreement, we entered into a Guaranty Indemnity Agreement with the Master Fund, pursuant to which we agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of Harbinger F&G’s pre-closing and closing obligations under the F&G Stock Purchase Agreement.

On May 19, 2011, a special committee (the “Special Committee”) comprised of independent directors of the Board unanimously determined that it is (i) in the best interests of the Company for Front Street and FGL to enter into a reinsurance agreement (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3.0 billion of insurance obligations under annuity contracts of FGL and (ii) in the best interests of the Company for Front Street and Harbinger Capital Partners II LP, an affiliate of our principal stockholders (“HCP II”), to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1.0 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets would be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, the Board approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the Special Committee was advised by independent counsel and received an independent third-party fairness opinion.

The Reinsurance Agreement and the transactions contemplated thereby (the “Front Street Reinsurance Transactions”) are subject to, and may not be entered into or consummated without, the approval of the Maryland Insurance Administration (the “MIA”). The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price (a “Purchase Price Adjustment”) for the Fidelity & Guaranty Acquisition if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions, including if HCP II is not permitted to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement.

On January 11, 2012, FGL Insurance, an indirect subsidiary of the Company, received a letter from the MIA notifying it that the MIA had denied its request for the Reinsurance Agreement. In its letter, the MIA stated as reasons for its decision that the amount of assets in the reinsurance trust account that would be invested in below-investment-grade assets would be too large and the realized gain on the sale of investment-grade assets transferred from FGL Insurance to Front Street and subsequently sold by Front Street to generate funds to invest in the below-investment-grade assets would represent too large a transfer of value from FGL Insurance to Front Street. However, the MIA noted that it is willing to consider an alternative proposal with respect to the transaction structure.

Under the terms of the F&G Stock Purchase Agreement, in certain circumstances the Company would be required to negotiate with OM Group an alternative transaction for up to 150 days before OM Group could seek a Purchase Price Adjustment on the grounds that the Front Street Reinsurance Transaction was not approved. The Company is reviewing its rights and obligations under the stock purchase agreement and evaluating alternative structures for the Front Street Reinsurance Transaction. There can be no assurance that an alternative proposal satisfactory to the parties can be developed and, if so, that it would be approved by the MIA.

SB Holdings Share Offering in July 2011

On July 14, 2011, the Master Fund and Spectrum Brands (together, the “Selling Stockholders”) entered into an equity underwriting agreement (the “Underwriting Agreement”) with Credit Suisse Securities (USA) LLC, as representative of the underwriters listed therein (the “Underwriters”), with respect to the offering of 1,000,000 shares of SB Holdings common stock by Spectrum Brands and 5,495,489 shares of SB Holdings common stock by the Master Fund, at a price per share to the public of $28.00. We did not sell any shares of SB Holdings common stock in the offering. In connection with the offering, we agreed to a 180-day lock up agreement. In addition, the Master Fund entered into a standstill agreement with us, pursuant to which the Master Fund agreed that it would not, among other things (a) either individually or as part of a group, acquire, offer to acquire, or agree to acquire any securities (or beneficial ownership thereof) of Spectrum Brands; (b) other than with respect to certain existing holdings, form, join or in any way participate in a group with respect to any securities of Spectrum Brands; (c) effect, seek, offer, propose or cause or participate in (i) any merger, consolidation, share exchange or business combination involving Spectrum Brands or any material portion of Spectrum Brands’ business, (ii) any purchase or sale of all or any substantial part of the assets Spectrum Brands or any material portion of Spectrum Brands’ business; (iii) any recapitalization, reorganization or other extraordinary transaction with respect to Spectrum Brands or any material portion of Spectrum Brands’ business, or (iv) any representation on the board of directors of Spectrum Brands.

DIRECTOR INDEPENDENCE

Our Board has determined that Messrs. Chan, Hudgins and Leffler are independent members of our Board under the NYSE Rules. Under the NYSE Rules, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with the Company. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, our Board has determined that each of the independent directors named above has no material relationship with the Company, nor has any such person entered into any material transactions or arrangements with the Company or its subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, and is therefore independent under the NYSE Rules.

Item 14.	Principal Accounting Fees and Services.

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

The table below sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered (i) during Fiscal 2011 to the Company and HGI Funding LLC and to Harbinger F&G after its acquisition by the Company and (ii) during Fiscal 2010 to the Company. Professional fees paid for such services by our other reporting affiliates, Spectrum Brands and its subsidiaries and Zap.Com, are disclosed in such affiliates’ Annual Report on Form 10-K or amendments thereto.

	For the Nine Months Ended September 30, 2011	For the Calendar Year Ended December 31, 2010
Audit Fees	$2,862,000	$132,000
Audit-Related Fees	460,000	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$3,322,000	$132,000

The Audit Fees for Fiscal 2011 and Fiscal 2010 were paid to KPMG for the following professional services rendered:

•

audit of the annual financial statements of the Company and Harbinger F&G, including fees for work related to the Company’s audit and report regarding the Company’s effectiveness of internal controls over financial reporting and compliance with our obligations under Sarbanes-Oxley, for Fiscal 2011 and Fiscal 2010, and

•	services normally provided in connection with statutory or regulatory filings or engagements.

The Audit-Related Fees for Fiscal 2011 consisted primarily of services relating to the consultation on financial accounting and reporting standards and filings with the SEC.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

10.1†	Employment Agreement, dated as of January 9, 2012, between Harbinger Group Inc., a Delaware corporation, and Omar Asali.

10.2†	Employment Agreement, dated as of January 11, 2012, between Harbinger Group Inc., a Delaware corporation, and David M. Maura.

10.3†	Temporary Employment Agreement, dated as of January 4, 2012, by and between Richard Hagerup and Harbinger Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 1-4219)).

10.4†	Harbinger Group Inc. 2011 Omnibus Equity Award Plan

10.5†	Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Restricted Stock Award Agreement

10.6†	Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Employee Nonqualified Option Award Agreement

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbinger Group Inc. (Registrant)

January 30, 2012	By:	/s/ FRANCIS T. MCCARRON
Francis T. McCarron
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)