Form 10-Q
period 2012-01-01
HARBINGER GROUP INC.
filed 2012-02-09
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    or    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

There were 139,414,409 shares of the registrant’s common stock outstanding as of February 7, 2012.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 1, 2012	September 30, 2011 (a)
	(Unaudited)
ASSETS
Consumer Products and Other:
Cash and cash equivalents	$360,444	$321,352
Short-term investments	293,748	350,638
Receivables, net	407,787	394,283
Inventories, net	482,292	434,630
Prepaid expenses and other current assets	84,576	143,654

Total current assets	1,628,847	1,644,557
Properties, net	204,456	206,799
Goodwill	690,283	610,338
Intangibles, net	1,759,216	1,683,909
Deferred charges and other assets	100,142	97,324

	4,382,944	4,242,927

Insurance:
Investments:
Fixed maturities, available-for-sale, at fair value	14,204,403	15,367,474
Equity securities, available-for-sale, at fair value	262,426	287,043
Derivative investments	82,932	52,335
Other invested assets	19,292	44,279

Total investments	14,569,053	15,751,131
Cash and cash equivalents	1,844,343	816,007
Accrued investment income	181,772	212,848
Reinsurance recoverable	2,313,726	1,596,790
Intangibles, net	460,539	457,167
Deferred tax assets	195,179	211,641
Other assets	63,525	291,043

	19,628,137	19,336,627

Total assets	$24,011,081	$23,579,554

LIABILITIES AND EQUITY
Consumer Products and Other:
Current portion of long-term debt	$23,356	$16,090
Accounts payable	295,771	328,635
Accrued and other current liabilities	267,900	317,629

Total current liabilities	587,027	662,354
Long-term debt	2,253,408	2,032,690
Equity conversion feature of preferred stock	47,430	75,350
Employee benefit obligations	86,737	89,857
Deferred tax liabilities	363,854	338,679
Other liabilities	35,057	44,957

	3,373,513	3,243,887

Insurance:
Contractholder funds	14,853,421	14,549,970
Future policy benefits	3,598,082	3,598,208
Liability for policy and contract claims	57,411	56,650
Note payable	—	95,000
Other liabilities	451,014	377,527

	18,959,928	18,677,355

Total liabilities	22,333,441	21,921,242

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	300,040	292,437

Harbinger Group Inc. stockholders’ equity:
Common stock	1,394	1,393
Additional paid-in capital	871,775	872,683
Accumulated deficit	(111,588)	(135,347)
Accumulated other comprehensive income	150,352	149,448

Total Harbinger Group Inc. stockholders' equity	911,933	888,177
Noncontrolling interest	465,667	477,698

Total permanent equity	1,377,600	1,365,875

Total liabilities and equity	$24,011,081	$23,579,554

(a)	Derived from the audited consolidated financial statements as of September 30, 2011.

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Month Period Ended
	January 1, 2012	January 2, 2011
	(Unaudited)
Revenues:
Consumer Products and Other:
Net sales	$848,771	$861,066

Insurance:
Premiums	16,813	—
Net investment income	186,789	—
Net investment gains	103,944	—
Insurance and investment product fees and other	9,732	—

	317,278	—

Total revenues	1,166,049	861,066

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	564,745	561,828
Selling, general and administrative expenses	208,719	234,544

	773,464	796,372

Insurance:
Benefits and other changes in policy reserves	176,874	—
Acquisition and operating expenses, net of deferrals	61,798	—
Amortization of intangibles	42,082	—

	280,754	—

Total operating costs and expenses	1,054,218	796,372

Operating income	111,831	64,694
Interest expense	(55,905)	(58,056)
Other income (expense), net	29,145	(653)

Income from continuing operations before income taxes	85,071	5,985
Income tax expense	39,558	35,046

Net income (loss)	45,513	(29,061)
Less: Net income (loss) attributable to noncontrolling interest	6,050	(8,991)

Net income (loss) attributable to controlling interest	39,463	(20,070)
Less: Preferred stock dividends and accretion	15,704	—

Net income (loss) attributable to common and participating preferred stockholders	$23,759	$(20,070)

Net income (loss) per common share attributable to controlling interest:
Basic	$0.12	$(0.14)

Diluted	$0.06	$(0.14)

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended
	January 1, 2012	January 2, 2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$45,513	$(29,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of properties	9,283	12,411
Amortization of intangibles	56,710	14,319
Stock-based compensation	4,450	5,643
Amortization of debt issuance costs	2,370	4,634
Amortization of debt discount	316	2,422
Deferred income taxes	41,219	38,347
Administrative related reorganization items	—	3,639
Cost of trading securities acquired for resale	(348,491)	—
Proceeds from trading securities sold	415,916	—
Interest credited/index credits to contractholder account balances	137,924	—
Amortization of fixed maturity discounts and premiums	24,468	—
Net recognized gains on investments and derivatives	(133,907)	—
Charges assessed to contractholders for mortality and administration	(3,109)	—
Deferred policy acquisition costs	(39,780)	—
Cash transferred to reinsurer	(176,770)	—
Non-cash restructuring and related charges	558	—
Changes in operating assets and liabilities:
Receivables	(11,478)	(7,844)
Inventories	(41,624)	18,423
Prepaid expenses and other current assets	56,402	(1,013)
Accrued investment income	25,029	—
Reinsurance recoverable	(51,183)	—
Accounts payable and accrued and other current liabilities	(91,085)	(125,045)
Future policy benefits	(126)	—
Liability for policy and contract claims	761	—
Other operating	70,126	9,751

Net cash used in continuing operating activities	(6,508)	(53,374)
Net cash used in discontinued operating activities	—	(252)

Net cash used in operating activities	(6,508)	(53,626)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	1,739,746	33,954
Cost of investments acquired	(654,479)	(51,927)
Acquisitions, net of cash acquired	(183,140)	(10,278)
Capital expenditures	(8,931)	(8,152)
Other investing activities, net	(100)	(3)

Net cash provided in (used in) investing activities	893,096	(36,406)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	217,000	345,055
Revolving credit facility activity	11,400	43,500
Proceeds from other debt financing	1,361	13,044
Repayments of debt	(97,172)	(70,224)
Debt issuance costs	(4,020)	(11,618)
Restricted cash placed in escrow	—	(360,133)
Treasury stock purchases of subsidiary	(12,765)	(3,241)
Contractholder account deposits	611,357	—
Contractholder account withdrawals	(540,825)	—
Dividends paid on preferred stock	(7,123)	—
Other financing activities, net	—	874

Net cash provided by (used in) financing activities	179,213	(42,743)

Effect of exchange rate changes on cash and cash equivalents	1,627	(1,596)

Net increase (decrease) in cash and cash equivalents	1,067,428	(134,371)
Cash and cash equivalents at beginning of period	1,137,359	256,831

Cash and cash equivalents at end of period	$2,204,787	$122,460

Cash and cash equivalents - Consumer Products and Other	$360,444	$122,460
Cash and cash equivalents - Insurance	1,844,343	—

Total cash and cash equivalents at end of period	$2,204,787	$122,460

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share figures)

(1) Description of Business and Basis of Presentation

Harbinger Group Inc. (“HGI” and, collectively with its respective subsidiaries, the “Company”) is a diversified holding company, the outstanding common stock of which is 93.2% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”). Such common stock ownership by the Principal Stockholders represents a voting interest of 69% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. The Company has identified the following six sectors in which it intends to primarily pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. The Company may also make investments in other sectors. In addition to acquiring controlling equity interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. The Company also owns 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and liquidate.

On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”) under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the Principal Stockholders. The Spectrum Brands Acquisition was considered a transaction between entities under common control and was accounted for similar to the pooling of interest method whereby the results of HGI and Spectrum Brands were retrospectively combined back to June 16, 2010, the date that common control was first established and, prior to that date, reflected only the results of Spectrum Brands, Inc. (“SBI”) as the Company’s accounting predecessor. As of January 1, 2012, the Company’s ownership of the outstanding common stock of Spectrum Brands was 53.7%. Spectrum Brands is a global branded consumer products company which trades on the NYSE under the symbol “SPB.”

On April 6, 2011, the Company acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGL”), from OM Group (UK) Limited (“OMGUK”). Such acquisition (the “FGL Acquisition”) was accounted for using the acquisition method of accounting. Accordingly, the results of FGL’s operations are reflected in the Company’s consolidated results of operations commencing April 6, 2011. FGL is a provider of annuity and life insurance products in the United States of America.

As a result of the Spectrum Brands Acquisition and the FGL Acquisition, the Company currently operates in two business segments, consumer products and, commencing April 6, 2011, insurance (see Note 18 for segment data).

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2011 (the “Form 10-K”). The results of operations for the three months ended January 1, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2012.

(2) Comprehensive Income (Loss)

Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, for the three month periods ended January 1, 2012 and January 2, 2011 are as follows:

	Three Months
	2012	2011
Net income (loss)	$45,513	$(29,061)

Other comprehensive income (loss):
Consumer Products and Other:
Foreign currency translation	(14,929)	(4,074)
Net unrealized gain on derivative instruments	1,818	4,179
Actuarial adjustments to pension plans	309	—
Deferred tax valuation allowance adjustments	303	643

	(12,499)	748

Insurance:
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	76,271	—
Net reclassification adjustment for gains included in net income	(69,107)	—

Changes in unrealized investment gains after reclassification adjustment	7,164	—
Adjustments to intangible assets	5,302	—
Changes in deferred income tax asset/liability	(4,408)	—

Net unrealized gain on investments	8,058	—

Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	(923)	—
Adjustments to intangible assets	372	—
Changes in deferred income tax asset/liability	193	—

Net non-credit related other than-temporary impairment	(358)	—

Net change to derive comprehensive income (loss) for the period	(4,799)	748

Comprehensive income (loss)	40,714	(28,313)

Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	6,050	(8,991)
Other comprehensive (loss) income	(5,790)	340

	260	(8,651)

Comprehensive income (loss) attributable to the controlling interest	$40,454	$(19,662)

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

The changes in accumulated foreign currency translation for the three month periods ended January 1, 2012 and January 2, 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to intangible assets, including value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), that would have resulted had such gains and losses been realized. Changes in net unrealized gains and losses on investment securities classified as available-for-sale are recognized in other comprehensive income and loss. See Note 6 for additional disclosures regarding VOBA and DAC.

(3) Investments

Consumer Products and Other

HGI’s short-term investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, and (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value. The Company’s short-term investments are summarized as follows:

	January 1,	September 30,
	2012	2011
Trading:
Marketable equity securities	$210,315	$262,085
Marketable debt securities	48,435	12,665

	258,750	274,750

Held to maturity:
U.S. Treasury securities	34,748	75,638
Certificate of deposit	250	250

	34,998	75,888

Total investments	$293,748	$350,638

Insurance

FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated VOBA, DAC and deferred income taxes. Investments of FGL at January 1, 2012 and September 30, 2011 are summarized as follows:

	January 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value

Available-for-sale securities
Asset-backed securities	$504,277	$1,485	$(8,557)	$497,205
Commercial mortgage-backed securities	571,275	14,809	(7,764)	578,320
Corporates	10,429,399	473,276	(102,069)	10,800,606
Equities	268,441	3,444	(9,459)	262,426
Hybrids	682,310	7,283	(37,240)	652,353
Municipals	811,230	98,159	(5)	909,384
Agency residential mortgage-backed securities	193,979	4,317	(437)	197,859
Non-agency residential mortgage-backed securities	444,783	1,821	(23,975)	422,629
U.S. Government	136,770	9,277	—	146,047

Total available-for-sale securities	14,042,464	613,871	(189,506)	14,466,829
Derivative investments	148,484	7,669	(73,221)	82,932
Other invested assets	19,292	—	—	19,292

Total investments	$14,210,240	$621,540	$(262,727)	$14,569,053

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value

Available-for-sale securities
Asset-backed securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in AOCI were unrealized gains of $769 and $524 and unrealized losses of $1,192 and $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at January 1, 2012 and September 30, 2011, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, were as follows:

	January 1, 2012
	Amortized Cost	Fair Value
Corporate, Municipal and U.S. Government securities:
Due in one year or less	$348,869	$348,570
Due after one year through five years	2,730,848	2,749,866
Due after five years through ten years	3,989,327	4,115,965
Due after ten years	4,308,355	4,641,636

Subtotal	11,377,399	11,856,037
Other securities which provide for periodic payments:
Asset-backed securities	504,277	497,205
Commercial-mortgage-backed securities	571,275	578,320
Hybrids	682,310	652,353
Agency residential mortgage-backed securities	193,979	197,859
Non-agency residential mortgage-backed securities	444,783	422,629

Total fixed maturity available-for-sale securities	$13,774,023	$14,204,403

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage backed securities above, FGL has concluded that the fair values of the securities presented in the tables below were not other-than-temporary impairments as of January 1, 2012. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition date, no individual securities have been in a continuous unrealized loss position greater than twelve months. The fair value and gross unrealized losses, of available-for-sale securities, aggregated by investment category, were as follows:

	00,000,000	00,000,000
	January 1, 2012
	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$381,483	$(8,557)
Commercial-mortgage-backed securities	190,983	(7,764)
Corporates	2,444,570	(102,069)
Equities	85,879	(9,459)
Hybrids	398,139	(37,240)
Municipals	286	(5)
Agency residential mortgage-backed securities	20,912	(437)
Non-agency residential mortgage-backed securities	322,672	(23,975)

Total available-for-sale securities	$3,844,924	$(189,506)

Total number of available-for-sale securities in an unrealized loss position		421

	00,000,000	00,000,000
	September 30, 2011
	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$275,135	$(2,770)
Commercial-mortgage-backed securities	338,865	(18,163)
Corporates	3,081,556	(130,352)
Equities	99,772	(9,033)
Hybrids	450,376	(51,055)
Municipals	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position		505

At January 1, 2012 and September 30, 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and hybrids. Total unrealized losses were $189,506 and $234,795 at January 1, 2012 and September 30, 2011, respectively. Financial sector-related exposure represents the largest component of the unrealized loss position in the portfolio at January 1, 2012 and September 30, 2011. Elevated risk aversion in capital markets during the most recent period continues to affect prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including the earlier vintage generally investment grade rated securities currently owned. FGL has not added to any exposure in these sectors and will continue to monitor existing positions carefully.

At January 1, 2012 and September 30, 2011, securities with a fair value of $46,220 and $31,320, respectively, were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and FGL’s intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL at January 1, 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

Balance at September 30, 2011	$667
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—
Other-than-temporary impairment was not previously recognized	1,465

Balance at January 1, 2012	$2,132

For the three months ended January 1, 2012, FGL recognized impairment losses in operations totaling $13,165, which experienced other-than-temporary impairments and had an amortized cost of $66,873 and a fair value of $52,785 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in net income and included in realized gains on investments were as follows:

Three Months Ended January 1, 2012
Other-than-temporary impairments recognized in net income:
Corporates	$696
Non-agency residential mortgage-backed securities	2,781
Hybrids	9,688

Total other-than-temporary impairments	$13,165

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

Three Months Ended January 1, 2012
Fixed maturity available-for-sale securities	$187,220
Equity available-for-sale securities	2,594
Policy loans	251
Invested cash and short-term investments	126
Other investments	(284)

Gross investment income	189,907
Investment expense	(3,118)

Net investment income	$186,789

Net Investment Gains (Losses)

Details underlying “Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

Three Months Ended January 1, 2012
Net realized gain on fixed maturity available-for-sale securities	$68,661
Realized gain on equity securities	320

Net realized gains on securities	68,981

Realized (loss) on certain derivative instruments	(15,488)
Unrealized gain on certain derivative instruments	50,325

Change in fair value of derivatives	34,837

Realized gain on other invested assests	126

Net investment gains	$103,944

Additional detail regarding the net investment gains on securities is as follows:

Three Months Ended January 1, 2012
Total other-than-temporary impairments	$(14,088)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	(923)

Net other-than-temporary impairments	(13,165)
Gains on derivative instruments	34,837
Other realized investment gains	82,272

Net realized gains on securities	$103,944

For the three months ended January 1, 2012, principal repayments, calls, tenders and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 9, totaled $1,733,180, gross gains on such sales totaled $92,329 and gross losses totaled $10,503.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in net income and included in net realized gains on available-for-sale securities above were $13,165 for the three months ended January 1, 2012.

Cash flows from consolidated investing activities by security classification were as follows:

	Three Months Ended
	January 1, 2012	January 2, 2011
Proceeds from investments sold, matured or repaid:
Available-for-sale	$1,605,932	$—
Held-to-maturity	70,900	33,954
Trading (acquired for holding)	21,427	—
Derivatives and other	41,487	—

	$1,739,746	$33,954

Cost of investments acquired:
Available-for-sale	$(536,564)	$—
Held-to-maturity	(30,010)	(51,927)
Trading	(54,143)	—
Derivatives and other	(33,762)	—

	$(654,479)	$(51,927)

Concentrations of Financial Instruments

As of January 1, 2012, FGL’s most significant investment in one industry was FGL’s investment securities in the banking industry with a fair value of $1,828,608, or 12.6% of the invested assets portfolio. As of January 1, 2012, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $253,449 and $31,609 or 1.7% and 0.2% of FGL’s invested assets, respectively.

(4) Derivative Financial Instruments

Consumer Products and Other

The fair value of outstanding derivative contracts recorded in the “Consumer Products and Other” sections of the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	January 1, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$9	$274
Foreign exchange contracts	Receivables	5,231	3,189
Foreign exchange contracts	Deferred charges and other assets	205	—

Total asset derivatives designated as hedging instruments		5,445	3,463
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	174	—

Total asset derivatives		$5,619	$3,463

Liability Derivatives	Classification	January 1, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$331	$1,246
Interest rate contracts	Accrued and other current liabilities	662	708
Commodity contracts	Accounts payable	1,353	1,228
Commodity contracts	Other liabilities	13	4
Foreign exchange contracts	Accounts payable	2,389	2,698

Total liability derivatives designated as hedging instruments		4,748	5,884
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	5,416	10,945
Foreign exchange contracts	Other liabilities	6,950	12,036
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	47,430	75,350

Total liability derivatives		$64,544	$104,215

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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three month periods ended January 1, 2012 and January 2, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Location of Gain (Loss) Recognized in Income on Derivatives
	2012	2011	2012	2011	2012	2011
Commodity contracts	$(745)	$2,023	$(366)	$550	$(19)	$1	Cost of goods sold
Interest rate contracts	(21)	7	(659)	(849)	—	(101)	Interest expense
Foreign exchange contracts	(129)	(389)	(122)	(119)	—	—	Net sales
Foreign exchange contracts	1,308	1,942	(1,255)	(2,125)	—	—	Cost of goods sold

Total	$413	$3,583	$(2,402)	$(2,543)	$(19)	$(100)

Fair Value Contracts and Other

For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended January 1, 2012 and January 2, 2011 the Company recognized the following gains (losses) on those derivatives:

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain ( Loss) Recognized in Income on Derivatives
	2012	2011
Foreign exchange contracts	$7,245	$9,058	Other income (expense), net
Equity conversion feature of preferred stock	27,920	—	Other income (expense), net

Total	$35,165	$9,058

Additional Disclosures

Cash Flow Hedges

Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At both January 1, 2012 and September 30, 2011, Spectrum Brands had a portfolio of U.S. dollar denominated interest rate swaps outstanding, which effectively fix the interest on floating rate debt (exclusive of lender spreads), as follows: 2.25% for a notional principal amount of $200,000 to January 9, 2012 and 2.29% for a notional principal amount of $300,000 to February 9, 2012. The derivative net loss on these contracts recorded in AOCI at January 1, 2012 was $(80), net of tax benefit of $92 and noncontrolling interest of $69. The derivative net loss on these contracts recorded in AOCI at September 30, 2011 was $(289), net of tax benefit of $334 and noncontrolling interest of $256. At January 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $(80), net of tax and noncontrolling interest.

Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”. At January 1, 2012, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through March 2013 with a contract value of $191,266. At September 30, 2011, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. The derivative net gain on these contracts recorded in AOCI at January 1, 2012 was $1,207, net of tax benefit of $800 and noncontrolling interest of $1,040. The derivative net gain on these contracts recorded in AOCI at September 30, 2011 was $182, net of tax expense of $148 and noncontrolling interest of $161. At January 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $1,127 net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At January 1, 2012, Spectrum Brands had a series of such swap contracts outstanding through March 2013 for 7 tons of raw materials with a contract value of $14,761. At September 30, 2011, Spectrum Brands had a series of such swap contracts outstanding through December 2012 for 9 tons of raw materials with a contract value of $18,858. The derivative net loss on these contracts recorded in AOCI at January 1, 2012 was $(455), net of tax benefit of $442 and noncontrolling interest of $393. The derivative net loss on these contracts recorded in AOCI at September 30, 2011 was $(318), net of tax benefit of $312 and noncontrolling interest of $281. At January 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $(455), net of tax and noncontrolling interest.

Fair Value Contracts

Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for US Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 1, 2012 and September 30, 2011, Spectrum Brands had $179,324 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Credit Risk

Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are primarily concentrated with a foreign financial institution counterparty. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which were $95 and $18 at January 1, 2012 and September 30, 2011, respectively.

Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At January 1, 2012 and September 30, 2011, Spectrum Brands had posted cash collateral of $1,692 and $418, respectively, related to such liability positions. In addition, at both January 1, 2012 and September 30, 2011, Spectrum Brands had posted standby letters of credit of $2,000 related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheets.

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

	January 1, 2012	September 30, 2011
Assets:
Derivative investments:
Call options	$82,932	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,455,073	$1,396,340
Other liabilities:
Future contracts	736	3,828
Available-for-sale embedded derivative	388	400

	$1,456,197	$1,400,568

The change in fair value of derivative instruments included in the Condensed Consolidated Statements of Operations is as follows:

Three Months Ended January 1, 2012
Revenues:
Net investment gains:
Call options	$19,941
Future contracts	14,896

34,837

Net investment income:
Available-for-sale embedded derivatives	12

$34,849

Benefits and other changes in policy reserves:
FIA embedded derivatives	$58,733

Additional Disclosures

FIA Contracts

FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of benefits and other changes in policy reserves in the Condensed Consolidated Statements of Operations.

FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains”. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		January 1, 2012		September 30, 2011
Counterparty	Credit Rating (Moody’s/S&P)	Notional Amount	Fair Value	Notional Amount	Fair Value
Barclay’s Bank	Aa3/A+	$284,019	$1,960	$385,189	$4,105
Credit Suisse	Aa2/A	286,740	2,717	327,095	2,785
Bank of America	Baa1/A	1,863,102	26,358	1,692,142	14,637
Deutsche Bank	Aa3/A+	1,382,529	19,101	1,463,596	11,402
Morgan Stanley	A2/A	1,537,491	22,066	1,629,247	15,373
Nomura	Baa2/BBB+	107,000	6,220	107,000	4,033
Royal Bank of Scotland	A3/A-	120,475	4,510	—	—

		$5,581,356	$82,932	$5,604,269	$52,335

Collateral Agreements

FGL is required to maintain minimum ratings as a matter of routine practice in its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of January 1, 2012 and September 30, 2011, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $82,932 and $52,335 at January 1, 2012 and September 30, 2011, respectively.

FGL held 3,000 and 2,458 futures contracts at January 1, 2012 and September 30, 2011, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the “Insurance” sections of the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $11,892 and $9,820 at January 1, 2012 and September 30, 2011, respectively.

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required were as follows (asset/(liability)):

	January 1, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Consumer Products and Other
Cash and cash equivalents	$360,444	$360,444	$321,352	$321,352
Short-term investments (including related interest receivable of $3 and $9)	293,751	293,745	350,647	350,649
Total debt	(2,276,764)	(2,357,922)	(2,048,780)	(2,135,528)
Derivatives:
Interest rate swap agreements	(993)	(993)	(1,954)	(1,954)
Commodity swap and option agreements	(1,357)	(1,357)	(958)	(958)
Foreign exchange forward agreements	(9,145)	(9,145)	(22,490)	(22,490)
Equity conversion feature of preferred stock	(47,430)	(47,430)	(75,350)	(75,350)
Redeemable preferred stock, excluding equity conversion feature	(300,040)	(359,970)	(292,437)	(337,060)
Insurance
Cash and cash equivalents	1,844,343	1,844,343	816,007	816,007
Investments:
Fixed maturities, available-for-sale	14,204,403	14,204,403	15,367,474	15,367,474
Equity securities, available-for-sale	262,426	262,426	287,043	287,043
Other invested assets	19,292	19,292	44,279	44,279
Derivatives:
Call options	82,932	82,932	52,335	52,335
Future contracts	(736)	(736)	(3,828)	(3,828)
Available-for-sale embedded derivatives	(388)	(388)	(400)	(400)
Investment contracts, included in contractholder funds	(14,853,421)	(13,560,194)	(14,549,970)	(13,388,353)
Note payable	—	—	(95,000)	(95,000)

The carrying amounts of receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices. Investment contracts include deferred annuities, FIAs, universal life insurance (“UL”) and immediate annuities. The fair values of deferred annuity, FIAs, and UL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At January 1, 2012 and September 30, 2011, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value. The fair value of FGL’s note payable at September 30, 2011 approximated its carrying value as it was settled at such carrying value in October 2011.

Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

Financial assets and liabilities measured and carried at fair value on a recurring basis in the accompanying Condensed Consolidated Balance Sheets are summarized, according to the hierarchy previously described, as follows:

	January 1, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$96,502	$400,703	$497,205
Commercial mortgage-backed securities	—	578,320	—	578,320
Corporates	—	10,662,053	138,553	10,800,606
Hybrids	—	647,215	5,138	652,353
Municipals	—	909,334	50	909,384
Agency residential mortgage-backed securities	—	194,547	3,312	197,859
Non-agency residential mortgage-backed securities	—	418,992	3,637	422,629
U.S. Government	146,047	—	—	146,047
Fixed maturity securities - trading	—	48,435	—	48,435
Equity securities - available-for-sale	—	262,426	—	262,426
Equity securities - trading	210,315	—	—	210,315
Derivatives:
Call options	—	82,932	—	82,932
Foreign exchange forward agreements	—	5,610	—	5,610
Commodity swap and option agreements	—	9	—	9

Total assets carried at fair value	$356,362	$13,906,375	$551,393	$14,814,130

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$(1,455,073)	$(1,455,073)
Future contracts	—	(736)	—	(736)
Available-for-sale embedded derivatives	—	—	(388)	(388)
Interest rate swap agreements	—	(993)	—	(993)
Commodity swap and option agreements	—	(1,366)	—	(1,366)
Foreign exchange forward agreements	—	(14,755)	—	(14,755)
Equity conversion feature of preferred stock	—	—	(47,430)	(47,430)

Total liabilities carried at fair value	$—	$(17,850)	$(1,502,891)	$(1,520,741)

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$125,966	$374,518	$500,484
Commercial mortgage-backed securities	—	565,577	—	565,577
Corporates	—	11,696,090	159,684	11,855,774
Hybrids	—	654,084	5,205	659,289
Municipals	—	936,484	—	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517
U.S. Government	183,324	—	—	183,324
Fixed maturity securities - trading	—	12,665	—	12,665
Equity securities - available-for-sale	—	287,043	—	287,043
Equity securities - trading	238,062	24,023	—	262,085
Derivatives:
Call options	—	52,335	—	52,335
Foreign exchange forward agreements	—	3,189	—	3,189
Commodity swap and option agreements	—	274	—	274

Total assets carried at fair value	$421,386	$15,017,201	$546,478	$15,985,065

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$(1,396,340)	$(1,396,340)
Future contracts	—	(3,828)	—	(3,828)
Available-for-sale embedded derivatives	—	—	(400)	(400)
Interest rate swap agreements	—	(1,954)	—	(1,954)
Commodity swap and option agreements	—	(1,232)	—	(1,232)
Foreign exchange forward agreements	—	(25,679)	—	(25,679)
Equity conversion feature of preferred stock	—	—	(75,350)	(75,350)

Total liabilities carried at fair value	$—	$(32,693)	$(1,472,090)	$(1,504,783)

The following tables summarize changes to financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy, all of which are held by FGL except for the equity conversion feature of HGI’s Preferred Stock. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three Month Period Ended January 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$374,518	$—	$(4,575)	$30,760	$—	$400,703
Corporates	159,684	(66)	(856)	(9,811)	(10,398)	138,553
Hybrids	5,205	—	(67)	—	—	5,138
Municipals	—	(1)	—	(10)	61	50
Agency residential mortgage-backed securities	3,312	—	—	—	—	3,312
Non-agency residential mortgage-backed securities	3,759	—	(25)	(97)	—	3,637

Total assets at fair value	$546,478	$(67)	$(5,523)	$20,842	$(10,337)	$551,393

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,396,340)	$(58,733)	$—	$—	$—	$(1,455,073)
Available-for-sale embedded derivatives	(400)	12	—	—	—	(388)
Equity conversion feature of preferred stock	(75,350)	27,920				(47,430)

Total liabilities at fair value	$(1,472,090)	$(30,801)	$—	$—	$—	$(1,502,891)

(a)	The net transfers in and out of Level 3 during the three month period ended January 1, 2012 were exclusively to or from Level 2.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the period ended January 1, 2012.

During the three months ended January 1, 2012, primary market issuance and secondary market activity for certain corporate securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL’s conclusion that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of January 1, 2012. Accordingly, FGL’s assessment resulted in a transfer out of Level 3 of $10,398 related to corporate and a transfer into Level 3 of $61 related to municipal securities during the three months ended January 1, 2012.

The following table presents the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments during the three month period ended January 1, 2012. There were no issuances during this period.

	Three Month Period Ended January 1, 2012
	Purchases	Sales	Settlements	Net purchases, sales & settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$38,829	$—	$(8,069)	$30,760
Corporates	—	(7,011)	(2,800)	(9,811)
Municipals	—	—	(10)	(10)
Non-agency residential mortgage-backed securities	—	—	(97)	(97)

Total assets	$38,829	$(7,011)	$(10,976)	$20,842

(6) Goodwill and Intangibles

Consumer Products and Other

A summary of the changes in the carrying amounts of goodwill and intangible assets of the Consumer Products Segment is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total
Balance at September 30, 2011	$610,338	$826,795	$857,114	$1,683,909
Business acquisitions (Note 14)	84,383	22,000	82,118	104,118
Amortization during period	—	—	(14,628)	(14,628)
Effect of translation	(4,438)	(8,273)	(5,910)	(14,183)

Balance at January 1, 2012	$690,283	$840,522	$918,694	$1,759,216

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships, proprietary technology intangibles and certain trade names are amortized, using the straight-line method, over their estimated useful lives of approximately four to twenty years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite lived trade name intangibles are not amortized.

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

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which are summarized as follows:

	January 1, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$795,292	$82,229	$713,063	$738,937	$73,373	$665,564	15-20 years
Trade names	149,700	19,460	130,240	149,700	16,320	133,380	4-12 years
Technology assets	90,923	15,532	75,391	71,805	13,635	58,170	4-17 years

	$1,035,915	$117,221	$918,694	$960,442	$103,328	$857,114

Amortization expense for the three month periods ended January 1, 2012 and January 2, 2011 is as follows:

	Three Months
	2012	2011
Customer relationships	$9,591	$9,530
Trade names	3,140	3,140
Technology assets	1,897	1,649

	$14,628	$14,319

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $62,700 per year.

Insurance

Intangible assets of the Company’s insurance segment include VOBA and DAC. Information regarding VOBA and DAC, including deferred sales inducements (“DSI”), is as follows:

	VOBA	DAC	Total
Balance at September 30, 2011	$419,060	$38,107	$457,167
Deferrals	—	39,780	39,780
Less: Components of amortization:
Unlocking	180	138	318
Interest	7,110	477	7,587
Periodic amortization	(43,783)	(6,204)	(49,987)
Add: Adjustment for change in unrealized investment losses (gains), net	6,556	(882)	5,674

Balance at January 1, 2012	$389,123	$71,416	$460,539

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of January 1, 2012 and September 30, 2011, the VOBA balance included cumulative adjustments for net unrealized investment gains of $(163,561) and $(170,117), respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $(3,028) and $(2,146), respectively.

The above DAC balances include $5,776 and $5,048 of DSI, net of shadow adjustments, as of January 1, 2012 and September 30, 2011, respectively.

The weighted average amortization period for VOBA and DAC are approximately 5.0 and 5.8 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
For the fiscal periods ending September 30,	VOBA	DAC
2012	$53,749	$4,769
2013	78,792	7,898
2014	71,739	8,951
2015	62,207	8,556
2016	54,764	7,973
Thereafter	231,433	36,297

(7) Debt

The Company’s consolidated debt consists of the following:

	January 1, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
HGI:
10.625% Senior Secured Notes, due November 15, 2015	$500,000	10.625%	$500,000	10.625%
Spectrum Brands:
Term loan, due June 17, 2016	523,873	5.1%	525,237	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	11,400	4.5%	—	2.5%
Other notes and obligations	20,377	11.0%	19,333	10.5%
Capitalized lease obligations	24,469	6.2%	24,911	6.2%

	2,275,150		2,064,512
Original issuance premiums (discounts) on debt, net	1,614		(15,732)
Less current maturities	23,356		16,090

Long-term debt - Consumer Products and Other	$2,253,408		$2,032,690

FGL:
Note payable - Insurance	$—		$95,000

Spectrum Brands

In December 2011, Spectrum Brands amended its term loan (the “Term Loan”). The aggregate incremental amount by which Spectrum Brands, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the term loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness and liens were amended to provide for dollar limits more favorable to Spectrum Brands and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

In November 2011, Spectrum Brands completed the offering of $200,000 aggregate principal amount of 9.5% Senior Secured Notes (the “9.5% Notes”) at a price of 108.5% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding. The additional notes are guaranteed by Spectrum Brands’ existing and future domestic restricted subsidiaries and secured by liens on substantially all of their assets.

In connection with the Term Loan amendment and the 9.5% Note offering, Spectrum Brands recorded $557 and $3,463, respectively, of fees during the three month period ended January 1, 2012. The fees are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of January 1, 2012 and are being amortized to interest expense utilizing the effective interest method over the respective terms of the debt. In connection with the Term Loan amendment, Spectrum Brands also recorded cash charges of $501 as an increase to interest expense during the three month period ended January 1, 2012.

As a result of borrowings and payments under the ABL Revolving Credit Facility at January 1, 2012, Spectrum Brands had aggregate borrowing availability of approximately $133,412, net of lender reserves of $38,934 and outstanding letters of credit of $28,804.

FGL

The $95,000 note payable of FGL was settled at face value (without the payment of interest) in October 2011 in connection with the closing of the Raven springing amendment and the replacement of the reserve facility discussed in Note 9.

(8) Defined Benefit Plans

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

Consolidated

The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made during the periods are as follows:

	Three Months Ended
	January 1, 2012	January 2, 2011
Service cost	$632	$818
Interest cost	2,137	2,772
Expected return on assets	(1,498)	(2,217)
Recognized net actuarial loss	30	97
Employee contributions	(46)	(129)

	$1,255	$1,341

Contributions made during period	$873	$914

(9) Reinsurance

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

The effect of reinsurance on premiums earned and benefits incurred for the three month period ended January 1, 2012 were as follows:

	Net Premiums Earned	Net Benefits Incurred
Direct	$76,174	$237,725
Assumed	12,195	8,465
Ceded	(71,556)	(69,316)

Net	$16,813	$176,874

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended January 1, 2012, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance.

No policies issued by FGL have been reinsured with a foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credit issues.

FGL closed on a significant reinsurance agreement during the three months ended January 1, 2012 as described below.

Wilton Agreement

On January 26, 2011, Harbinger F&G, LLC (“HFG”), a wholly-owned subsidiary of the Company and the parent of FGL, entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Reassurance Company (“Wilton Re”), a wholly-owned subsidiary of Wilton and a Minnesota insurance company to enter into two amendments to an existing reinsurance agreement with Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), FGL’s principal insurance subsidiary. Effective April 26, 2011, HFG elected the second amendment under the Commitment Agreement (the “Raven Springing Amendment”) that committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Reinsurance Company (“Raven Re”), a wholly-owned subsidiary of FGL, on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG’s obligation under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) to replace the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. FGL Insurance transferred assets with a fair value of $580,683, net of ceding commission, to Wilton Re.

FGL Insurance has a significant concentration of reinsurance with Wilton Re that could have a material impact on FGL Insurance’s financial position. As of January 1, 2012 the net amount recoverable from Wilton Re was $1,299,256. FGL Insurance monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers. As of January 1, 2012, Wilton Re and FGL are still reviewing the settlements associated with new reinsurance transactions FGL entered into after the Company’s acquisition of FGL. This ongoing review could result in future adjustments to the settlement amounts reflected in these financial statements.

(10) Stock Compensation

The Company recognized consolidated stock compensation expense as follows:

	Three Months Ended
	January 1, 2012	January 2, 2011
Stock compensation expense	$4,450	$5,643
Related tax benefit	1,535	1,965
Noncontrolling interest	1,319	1,660

Net	$1,596	$2,018

The amounts before taxes and non-controlling interest are included in “Selling, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

HGI

HGI granted approximately 75 stock option awards during the three month period ended January 1, 2012. All of these grants are time based, and vest over a period of 3 years. The total market value of the grants on the respective dates of the particular grants was approximately $119.

HGI granted approximately 68 restricted share awards during the three month period ended January 1, 2012. All of these grants are time based, and vest over a period of between 7 months and 2 years. The total market value of the grants on the respective dates of the particular grants was approximately $317.

HGI granted approximately 22 restricted share unit awards during the three month period ended January 1, 2012. All of these grants are time based, and vest over a period of between 7 months and 1 year. The total market value of the grants on the respective dates of the particular grants was approximately $100.

The fair value of restricted share and restricted share unit awards is determined based on the market price of HGI’s shares of common stock on the grant date. The fair value of stock options awards is determined using the Black Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model

2012
Risk-free interest rate	1.19%
Assumed dividend yield	—
Expected option term	6 years
Volatility	33.0%

A summary of HGI’s outstanding stock-based awards as of January 1, 2012, and changes during the period, are as follows:

Stock Option Awards	Options	Weighted Average Exercise Price
HGI stock options outstanding at September 30, 2011	143	$6.77
Granted	75	4.68
Exercised	—	—
Forfeited or expired	—	—

HGI stock options outstanding at January 1, 2012	218	6.05

Exercisable at January 1, 2012	95	6.68

Vested or expected to vest at January 1, 2012	218	$6.05

	00,00	00,00
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
HGI restricted shares outstanding at September 30, 2011	—	$—
Granted	68	4.64
Exercised	—	—
Forfeited or expired	—	—

HGI restricted stock outstanding at January 1, 2012	68	4.64

Vested or expected to vest at January 1, 2012	68	$4.64

	00,00	00,00
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
HGI restricted share units outstanding at September 30, 2011	—	$—
Granted	22	4.61
Exercised	—	—
Forfeited or expired	—	—

HGI restricted share units outstanding at January 1, 2012	22	4.61

Exercisable at January 1, 2012		—
Vested or expected to vest at January 1, 2012	22	$4.61

Spectrum Brands

Spectrum Brands granted approximately 704 restricted stock units during the three month period ended January 1, 2012. Of these grants, 17 restricted stock units are time-based and vest over a one year period. The remaining 687 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $18,920.

The fair value of restricted stock awards and restricted stock units is determined based on the market price of Spectrum Brands’ shares of common stock on the grant date.

A summary of the Spectrum Brands’ non-vested restricted stock awards and restricted stock units as of January 1, 2012, and changes during the period, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted Spectrum Brands stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(97)	23.19	(2,249)

Restricted Spectrum Brands stock awards at January 1, 2012	26	$28.00	$728

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted Spectrum Brands stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	704	26.88	18,920
Forfeited	(4)	28.25	(113)
Vested	(388)	28.79	(11,169)

Restricted Spectrum Brands stock units at January 1, 2012	1,957	$28.25	$55,294

FGL

On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock based incentive plan that permits the grant of options to purchase shares of FGL common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests with respect to a participant’s option shares.

On January 6, 2012, FGL granted 205 option awards under the terms of the plan. Such date was deemed to be the effective accounting grant date, as it was determined to be the date on which a mutual understanding of the key terms and conditions of the awards to eligible employees was presumed to exist. Accordingly, no compensation expense was recorded for the quarter ended January 1, 2012. The strike price of the options of $38.14 was equal to the estimated fair value of FGL’s common stock on the date of grant based on an independent third party valuation. The total fair value of the grants on the grant date was approximately $7,820. These options vest over a period of 3 years and expire on the seventh anniversary of the grant.

(11) Income Taxes

For the three months ended January 1, 2012 and January 2, 2011, the Company’s effective tax rates of 46% and 586% were higher than the United States Federal statutory rate of 35% principally due to: (i) losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company’s net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes and (iii) income subject to tax in certain other foreign jurisdictions. Partially offsetting these factors in the three months ended January 1, 2012 was the release of valuation allowances of $13,915 on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as part of a recent acquisition.

The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At January 1, 2012 and September 30, 2011, the Company had $7,623 and $9,013, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $5,062 and $4,682, respectively of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense.

(12) Earnings Per Share

The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate earnings (loss) per share (“EPS”) utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common shares on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.

The following table sets forth the computation of basic and diluted EPS:

	Three Month Period Ended
	January 1, 2012	January 2, 2011
Net income (loss) attributable to common and participating preferred stockholders	$23,759	$(20,070)

Participating shares at end of period:
Common shares outstanding	139,346	139,202
Preferred shares (as-converted basis)	61,294	—

Total	200,640	139,202

Percentage of income (loss) allocated to:
Common shares	69.5%	100.0%
Preferred shares	30.5%	—

Net income (loss) attributable to common shares - basic	$16,501	$(20,070)

Dilutive adjustments to income (loss) attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	7,258	—
Reversal of preferred stock dividends and accretion	15,704	—
Reversal of income related to fair value of preferred stock conversion feature	(27,920)	—

Net adjustment	(4,958)	—

Net income (loss) attributable to common shares - diluted	$11,543	$(20,070)

Weighted-average common shares outstanding - basic	139,346	139,198
Dilutive effect of preferred stock	61,294	—
Dilutive effect of unvested restricted stock and restricted stock units	6	—
Dilutive effect of stock options	2	—

Weighted-average shares outstanding - diluted	200,648	139,198

Net income (loss) per common share attributable to controlling interest:
Basic	$0.12	$(0.14)

Diluted	$0.06	$(0.14)

The number of common shares outstanding used in calculating the weighted average thereof reflects: (i) for the three month period ended January 2, 2011, the number of HGI common shares outstanding plus the 119,910 HGI common shares subsequently issued in connection with the Spectrum Brands Acquisition and (ii) for the three month period ended January 1, 2012, the actual number of HGI common shares outstanding, excluding nonvested restricted shares.

At January 1, 2012, there were 210 potential common shares issuable upon the exercise of stock options, excluded from the calculation of “Diluted income (loss) per common share attributable to controlling interest” because the exercise prices of the stock options were greater than the average market price of the Company’s common stock during the three month period ended January 1, 2012. The stock options had a weighted average exercise price of $6.15 per share.

(13) Commitments and Contingencies

The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $14,210 at January 1, 2012. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

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

Spectrum Brands

Spectrum Brands has provided approximately $8,011 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.

Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

FGL

FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations could be materially affected by an unfavorable outcome in any one period.

Regulatory Matters

FGL

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At January 1, 2012, FGL has accrued $5,909 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,232.

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

The F&G Stock Purchase Agreement between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGL as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. During the three month period ended January 1, 2012, the Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

Shareholder Contingencies

The Master Fund has pledged all of its shares of the Company’s common stock, together with securities of other issuers to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of the Company’s common stock. The sale or other disposition of a sufficient number of such shares (including any foreclosure on or sale of the Company’s shares pledged as collateral) to non-affiliates could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ debt instruments and other obligations (including the 10.625% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements.

(14) Acquisitions

FGL Update

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350,000 (including $5,000 re-characterized as an expense), which amount could be reduced by up to $50,000 post closing if certain regulatory approval is not received (as discussed further below).

Measurement Period Adjustments

During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. During the three month period ended January 1, 2012, the Company did not record any adjustments to such provisional amounts which were disclosed in the Form 10-K as of September 30, 2011. Certain estimated amounts are not yet finalized and are subject to change, which could result in significant retrospective adjustments affecting those provisional amounts and the related bargain purchase gain recorded in the prior fiscal year. The more significant items which are provisional and subject to change during the measurement period include (i) the contingent purchase price reduction, as discussed further below, (ii) the valuation of assets and liabilities subject to reinsurance transactions contemplated in connection with the acquisition, as discussed further below, and (iii) deferred income taxes, particularly the related valuation allowance.

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company, subject to regulatory approval, is seeking to enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGL whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

Under the terms of the F&G Stock Purchase Agreement, the seller may be required to pay up to $50,000 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the Maryland Insurance Administration or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the Maryland Insurance Administration, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. Under the terms of the agreement with the seller, in certain circumstances the Company would be required to negotiate with the seller an alternative transaction for up to 150 days before it could seek a purchase price adjustment on the grounds that the Front Street Reinsurance Transaction was not approved or was made subject to restrictions or conditions that the Company is not required to accept.

As of the date of this report, management is of the opinion that based on the information available at this time it is too early to conclude that the Front Street Reinsurance Transaction or a similar transaction will not be ultimately approved by the Maryland Insurance Administration. Therefore, it is not reasonably practicable to conclude at this time that the fair value for the contingent purchase price reduction would be other than an immaterial amount. Accordingly, no value was assigned to the contingent purchase price reduction as of the FGL Acquisition date or January 1, 2012.

Reinsurance Transactions

On January 26, 2011, HFG entered into the Commitment Agreement committing Wilton Re to enter into two amendments to an existing reinsurance agreement with FGL Insurance. FGL considered the effects of these amendments in the purchase price allocation. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton and transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. As discussed further in Note 9, effective April 26, 2011, HFG elected the second amendment (the Raven Springing Amendment) that committed FGL Insurance to cede to Wilton Re the Raven Block and on September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the FGL opening balance sheet and purchase price allocation. The amounts transferred to Wilton Re are still under review and are subject to final adjustment, which could affect the provisional amounts of the related assets and liabilities determined as of the FGL Acquisition date.

Supplemental Pro Forma Information

The following table reflects the Company’s pro forma results as if the FGL Acquisition was completed on October 1, 2010 and the results of FGL had been included in the three month period ended January 2, 2011.

Three Months Ended January 2, 2011

Revenues:
Reported revenues	$861,066
FGL adjustment (a)	345,038

Pro forma revenues	$1,206,104

Net income (loss):
Reported net loss	$(29,061)
FGL adjustment (a)	42,679

Pro forma net income	$13,618

Basic and diluted net income (loss) per common share attributable to controlling interest:
Reported net loss per common share	$(0.14)
FGL adjustment	0.30

Pro forma net income per common share	$0.16

(a)	The FGL adjustments primarily reflect the following pro forma adjustments applied to FGL’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•

Adjustments to reflect the impacts of the recapture of the life business from an affiliate of the seller and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer, including the amortization of a related $13,750 reserve credit facility structuring fee;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on a new $95,000 surplus note payable (which was subsequently settled in October 2011);

•	Adjustments to reflect the full-period effect of interest expense on the initial $350,000 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition.

The FGL adjustments do not include the $151,077 non-recurring bargain purchase gain which was recorded as of the FGL Acquisition date.

Other Acquisitions

During the three month period ended January 1, 2012, Spectrum Brands completed the following acquisitions which were not considered significant individually or collectively:

Black Flag

On October 31, 2011, Spectrum Brands completed the $43,750 cash acquisition of the Black Flag and TAT trade names (“Black Flag”) from The Homax Group, Inc., a portfolio company of Olympus Partners. The Black Flag and TAT product lines consist of liquids, aerosols, baits and traps that control ants, spiders, wasps, bedbugs, fleas, flies, roaches, yellow jackets and other insects. In accordance with ASC Topic 805, Business Combinations (“ASC 805”), Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

The results of Black Flag’s operations since October 31, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The purchase price of $43,750, has been allocated to the acquired net assets, including $25,000 of identifiable intangible assets, $15,852 of goodwill, $2,509 of inventories, and $389 of properties and other assets, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters and residual goodwill.

FURminator

On December 22, 2011, Spectrum Brands completed the $141,745 cash acquisition of FURminator, Inc. from HKW Capital Partners III, L.P. FURminator, Inc. is a leading worldwide provider of branded and patented deshedding products. In accordance with ASC 805, Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting.

The results of FURminator operations since December 22, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The purchase price of $141,745 has been allocated to the acquired net assets, including $79,000 of identifiable intangible assets, $68,531 of goodwill, $9,240 of current assets, $648 of properties and $15,674 of current and long-term liabilities, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

(15) Restructuring and Related Charges

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

The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in “Selling, general and administrative expenses,” which include, but are not limited to, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in “Selling, general and administrative expenses” include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs as well as evaluate Spectrum Brands’ opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). The following table summarizes restructuring and related charges incurred by the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the three month periods ended January 1, 2012 and January 2, 2011 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:	2012	2011
Global Cost Reduction	$7,129	$3,729	$71,457	$14,175	$85,632	January 31, 2015
Other	596	1,836

	$7,725	$5,565

Classification:
Cost of goods sold	$4,605	$594
Selling, general and administrative	3,120	4,971

	$7,725	$5,565

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the three month period ended January 1, 2012:

	Accrual Balance at September 30, 2011	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at January 1, 2012	Expensed as Incurred (a)
Global Cost Reduction Initiatives:
Termination benefits	$8,795	$192	$(3,667)	$128	$5,448	$3,359
Other costs	3,021	195	(480)	(387)	2,349	3,383

	11,816	387	(4,147)	(259)	7,797	6,742

Other initiatives	4,371	(16)	(988)	(67)	3,300	612

	$16,187	$371	$(5,135)	$(326)	$11,097	$7,354

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(16) Other Required Disclosures

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between US GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its current fiscal year. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

Offsetting Assets and Liabilities

In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. The Company is currently evaluating the impact of this new accounting guidance on the disclosures included in its consolidated financial statements.

Receivables and Concentrations of Credit Risk

“Receivables, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	January 1, 2012	September 30, 2011
Trade accounts receivable	$378,555	$370,733
Other receivables	45,534	37,678

	424,089	408,411

Less: Allowance for doubtful trade accounts receivable	16,302	14,128

	$407,787	$394,283

Trade receivables subject Spectrum Brands to credit risk. Trade accounts receivable are carried at net realizable value. Spectrum Brands extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. Spectrum Brands monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined based on ongoing evaluations of Spectrum Brands’ receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.

Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 24% of Spectrum Brands’ net sales during both the three month periods ended January 1, 2012 and January 2, 2011. This customer also represented approximately 13% and 16% of the Spectrum Brands’ trade accounts receivable, net at January 1, 2012 and September 30, 2011, respectively.

Approximately 49% of Spectrum Brands’ net sales during both the three month periods ended January 1, 2012, and January 2, 2011, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

Inventories

Inventories of Spectrum Brands, which are stated at the lower of cost (using the first-in, first-out method) or market, consist of the following:

	January 1, 2012	September 30, 2011
Raw materials	$73,224	$59,928
Work in process	25,336	25,465
Finished goods	383,732	349,237

	$482,292	$434,630

Shipping and Handling Costs

Spectrum Brands incurred shipping and handling costs of $50,319 and $51,270 for the three month periods ended January 1, 2012 and January 2, 2011, respectively. These costs are included in “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare Spectrum Brands’ products for shipment from its distribution facilities.

Properties

Properties, net consist of the following:

	January 1, 2012	September 30, 2011
Total properties, at cost	$317,369	$314,281
Less accumulated depreciation	112,913	107,482

	$204,456	$206,799

(17) Related Party Transactions

Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, provides advisory and consulting services to the Company. On January 9, 2012, the Company entered into employment agreements with certain former personnel of Harbinger Capital, retrospectively effective to October 1, 2011. The Company expects to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital as well as employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the date of transfer. The Company has recognized approximately $700 of expenses as an estimate of the amount it expects to reimburse Harbinger Capital under these arrangements with respect to the three month period ended January 1, 2012, which is subject to review and approval by a special committee of the Company’s board of directors, consisting solely of directors who were determined by the Company’s board of directors to be independent under the NYSE rules, and is therefore subject to change. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. There were no similar expenses recognized in the three-month period ended January 2, 2011.

(18) Segment Data

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

Segment information for the periods presented is as follows:

	000,000,000	000,000,000
	Three Month Periods Ended
	January 1, 2012	January 2, 2011
Revenues:
Consumer products	$848,771	$861,066
Insurance	317,278	—

Consolidated revenues	$1,166,049	$861,066

Operating income (loss):
Consumer products	$83,696	$69,269
Insurance	36,524	—

Total segments	120,220	69,269
Corporate expenses (a)	(8,389)	(4,575)

Consolidated operating income	111,831	64,694
Interest expense	(55,905)	(58,056)
Other income (expense), net	29,145	(653)

Consolidated income from continuing operations before income taxes	$85,071	$5,985

	000,000,000	000,000,000
	January 1, 2012	September 30, 2011
Total assets:
Consumer products	$3,777,864	$3,626,706
Insurance	19,628,137	19,336,627

Total segments	23,406,001	22,963,333
Corporate assets	605,080	616,221

Consolidated total assets	$24,011,081	$23,579,554

(a)

Included in corporate expenses for the three months ended January 1, 2012 are $1,125 for start-up costs relating to Front Street and Salus Capital Partners, LLC and $2,000 relating to acquisitions and other projects. For the three months ended January 2, 2011, there are $800 for start-up costs related to Front Street and $1,600 for acquisitions and other projects included in corporate expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HGI which was included with our annual consolidated financial statements filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on December 14, 2011 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC.

HGI Overview

We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products, and branded consumer products such as batteries, small appliances, pet supplies, home and garden control products and personal care products. Our outstanding common stock is 93.2% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (together, the “Preferred Stock”).

We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries and growing acquired businesses. We view the acquisition of Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formerly Old Mutual U.S. Life Holdings, Inc.), in our previous 2011 fiscal year as first steps in the implementation of that strategy. In addition to FGL’s asset management activities, HRG has begun to expand its asset management business by forming HGI Asset Management Holdings, LLC, which has recently formed Salus Capital Partners, LLC, a subsidiary engaged in providing secured asset-based loans to the market across a variety of industries.

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

We believe that our access to the public equity markets may give us a competitive advantage over privately-held entities with whom we compete to acquire certain target businesses on favorable terms. We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities

We currently operate in two segments: consumer products through Spectrum Brands and insurance through FGL.

Consumer Products Segment

Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming products; electric personal care products; home and garden control products; and portable lighting products.

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

Spectrum Brands sells products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

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

FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of approximately 300 independent marketing organizations (“IMOs”) representing approximately 25,000 independent agents and managing general agents. As of January 1, 2012, FGL had over 735,000 policyholders nationwide and distributes its products throughout the United States of America.

FGL’s most important IMOs are referred to as “Power Partners.” FGL’s Power Partners are currently comprised of 21 annuity IMOs and 12 life insurance IMOs. For the three months ended January 1, 2012, these Power Partners accounted for approximately 72% of FGL’s sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12.5 years.

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

Results of Operations

Fiscal Quarter Ended January 1, 2012 Compared to Fiscal Quarter Ended January 2, 2011

In this Quarterly Report on Form 10-Q we refer to the three month period ended January 1, 2012 as the “Fiscal 2012 Quarter” and the three month period ended January 2, 2011 as the “Fiscal 2011 Quarter.”

As the acquisition of FGL (the “FGL Acquisition”) was on April 6, 2011, its results of operations are not included in the Fiscal 2011 Quarter. Although the acquisition of Spectrum Brands (the “Spectrum Brands Acquisition”) was on January 7, 2011, its results of operations are included in the Fiscal 2011 Quarter since the acquisition was considered a transaction between entities under common control and accounted for similar to the pooling of interest method.

Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal quarters (in millions):

	Fiscal Quarter
	2012	2011	Increase / (Decrease)
	(Unaudited)
Revenues:
Consumer Products and Other - Net Sales	$849	$861	$(12)
Insurance	317	—	317

Total revenues	1,166	861	305

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	565	562	3
Selling, general and administrative expenses	208	234	(26)

	773	796	(23)

Insurance:
Benefits and other changes in policy reserves	177	—	177
Acquisition and operating expenses, net of deferrals	62	—	62
Amortization of intangibles	42	—	42

	281	—	281

Total operating costs and expenses	1,054	796	258

Operating income	112	65	47
Interest expense	(56)	(58)	2
Other income (expense), net	29	(1)	30

Income from continuing operations before income taxes	85	6	79
Income tax expense	39	35	4

Net income (loss)	46	(29)	75
Less: Net income (loss) attributable to noncontrolling interest	6	(9)	15

Net income (loss) attributable to controlling interest	40	(20)	60
Less: Preferred stock dividends and accretion	16	—	16

Net income (loss) attributable to common and participating preferred stockholders	$24	$(20)	$44

Revenues

Consumer Products and Other

Net sales decreased $12 million, or 1%, to $849 million in the Fiscal 2012 Quarter from $861 million in the Fiscal 2011 Quarter. Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter
Product line net sales	2012	2011	Increase / (Decrease)
Consumer batteries	$244	$248	$(4)
Small appliances	243	243	—
Pet supplies	135	137	(2)
Electric shaving and grooming products	96	98	(2)
Electric personal care products	82	82	—
Home and garden control products	25	27	(2)
Portable lighting products	24	26	(2)

Total net sales to external customers	$849	$861	$(12)

Global consumer battery sales decreased $4 million, or 2%, primarily driven by decreases in North America and Latin America sales of $3 million and $6 million, respectively, which were tempered by increased European sales of $8 million. Foreign exchange negatively impacted consumer battery sales by $3 million. The decreases within North America were driven by timing of holiday shipments which resulted in higher sales recognized during the fourth quarter of our fiscal year ended September 30, 2011, which was slightly offset by sales gains due to expanded product offerings in our specialty batteries category. Declines within Latin America were attributable to the non-recurrence of promotions which occurred in the Fiscal 2011 Quarter, while the strong European sales resulted from continued customer gains in the region. Although small appliances sales were relatively unchanged, sales in both North America and Latin America increased $2 million driven by the successful introduction of new products at a major customer. These increases were offset by decreased European sales of $2 million and negative foreign exchange impacts of $2 million. European sales decreased as a result of our efforts to exit lower margin brands. Pet supply sales decreased $2 million, or 1%, resulting from lower European aquatics and companion animal sales, which were partially offset by increases within North American aquatics sales. Electric shaving and grooming product sales decreased $2 million, or 2%. Although successful new product launches increased sales in North America and Europe, overall we experienced declines due to the elimination of lower margin North American promotions. Electric personal care sales were relatively unchanged, however North American and Latin American sales increased by $3 million and $2 million, respectively. These increases were offset by decreased European sales of $4 million and unfavorable foreign exchange impacts of $1 million. The increases in North America and Latin America were driven by successful new product launches and distribution gains whereas the decreases in Europe were a result of declines within the women’s hair care category. Home and garden control product sales decreased $2 million, or 7% driven by our retail customers’ inventory management. Portable lighting product sales decreased $2 million, or 8%, driven by decreased European sales of $1 million resulting from the non-recurrence of successful promotions during the Fiscal 2011 Quarter, coupled with a slight decrease in Latin American sales.

Insurance

Insurance revenues consist of the following components within the Fiscal 2012 Quarter (in millions):

Fiscal 2012 Quarter
Premiums	$16
Net investment income	187
Net investment gains	104
Insurance and investment product fees and other	10

Total insurance revenues	$317

Premiums of $16 million for the Fiscal 2012 Quarter primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers.

Investment income of $190 million (before deducting investment management fees of $3 million), less $132 million interest credited and option costs on annuity deposits, resulted in a net investment spread of $58 million, or 1.50% (annualized) for the period. Changes in net investment spread primarily result from the yield earned on FGL’s investment portfolio as well as aggregate interest credited and option costs on FGL’s FIA products which can be impacted by the costs of options purchased to fund the annual index credits on FIA contracts. Average invested assets (on an amortized cost basis) for the Fiscal 2012 Quarter were $15.6 billion and the average yield earned on average invested assets was 4.87% (annualized) for the period compared to interest credited and option costs of 3.37% (annualized).

FGL’s net investment spread for the period is summarized as follows:

Fiscal 2012 Quarter
Average yield on invested assets	4.87%
Interest credited and option cost	3.37%
Net investment spread	1.50%

Net investment gains, reduced by impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For the Fiscal 2012 Quarter, fixed maturity available-for-sale securities and equity securities had net investment gains of $69 million related to security sales including an offset by other-than-temporary impairments of $13 million during the period. The other-than-temporary impairments were primarily related to securities FGL intended to exit as of January 1, 2012. There were also net realized and unrealized gains of $35 million on derivative instruments purchased to hedge the annual index credits for FIA contracts. Included in realized gains were $30 million of gains associated with the asset transfer on October 17, 2011 for the closing of the final acquisition-related reinsurance transaction with Wilton Re. The $30 million of gains were payable to Wilton Re as part of the initial asset transfer. The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

Fiscal 2012 Quarter
Call options:
Loss on option expiration	$(25)
Change in unrealized gain/loss	45
Future contracts:
Gain on futures contracts expiration	10
Change in unrealized gain/loss	5

$35

Realized and unrealized gains and losses on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard & Poors (“S&P”) 500 Index with the remainder based upon other equity and bond market indices. Thus the fair value of the derivatives will fluctuate from period to period primarily based upon changes in the S&P 500 index. Accordingly, the change in the unrealized loss on derivatives was primarily driven by the 11% increase in the S&P 500 Index during the Fiscal 2012 Quarter.

The average index credits to policyholders during the period were as follows:

Fiscal 2012 Quarter
S&P 500 Index:
Point-to-point strategy	2.03%
Monthly average strategy	4.24%
Monthly point-to-point strategy	0.02%
3 year high water mark	17.53%

The average return to contractholders from index credits during the period was 1.88%. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased during the Fiscal 2012 Quarter was $28 million.

Insurance and investment product fees and other for the period was $10 million and consist primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). Withdrawals from annuity and universal life policies subject to surrender charges were $377 million for the period and the average surrender charge collected on withdrawals was 2.58% for the period.

Operating Costs and Expenses

Consumer Products and Other

Costs of Goods Sold/Gross Profit. Gross profit, representing net sales minus cost of goods sold, for the Fiscal 2012 Quarter was $284 million compared to $299 million for the Fiscal 2011 Quarter. Our gross profit margin, representing gross profit as a percentage of net sales, for the Fiscal 2012 Quarter decreased to 33.5% from 34.8% in the Fiscal 2011 Quarter. The decrease in gross profit is attributable to a $12 million decrease in sales coupled with a $4 million increase in restructuring and related charges included in cost of goods sold due to the announced closure of a battery manufacturing facility in Colombia.

Selling, General & Administrative Expense. Selling, general and administrative expenses (“SG&A”) decreased $26 million to $208 million for the Fiscal 2012 Quarter from $234 million for the Fiscal 2011 Quarter. The decrease is primarily due to $30 million attributable to synergies being recognized at Spectrum Brands subsequent to the June 16, 2010 merger with Russell Hobbs, Inc. (the “SB/RH Merger”), as well as savings due to global cost reduction initiatives, in addition to decreases in acquisition and integration related charges. These decreases were partially offset by a $4 million increase in corporate expenses primarily due to the hiring of new personnel, an allocation of overhead costs from our Principal Stockholders and the timing of certain professional fees.

Insurance

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves of $177 million for the Fiscal 2012 Quarter includes the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. The market value option liability increased $38 million for the Fiscal 2012 Quarter primarily due to the increase in the equity markets during the period. The present value of future credits and guarantee liability decreased $5 million for the Fiscal 2012 Quarter primarily as due to the impact on future projected credits for new and existing policyholders, partially offset by the impact of slightly lower risk free rates. Fair value accounting for derivative instruments and the embedded derivatives in the FIA contracts creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liability in our FIA contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options and futures contracts) because the purchased derivatives cover the next annual index period while the embedded derivative liability covers estimated credits over the expected life of the FIA contracts. Additionally, there were index credits, interest credits and bonuses of $98 million and policy benefits and other reserve movements of $46 million during the period. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products. Below is a summary of the major components included in benefits and other changes in policy reserves for the period (in millions):

Fiscal 2012 Quarter
FIA market value option liability change	$38
FIA present value future credits and guarantee liability change	(5)
Index credits, interest credited and bonuses	98
Total policy benefits and other reserve movements	46

$177

Acquisition and Operating Expenses, net of Deferrals. Acquisition and operating expenses, net of deferrals for the period were $62 million and include costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that are directly related to successful acquisition of new and renewal insurance and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. For the Fiscal 2012 Quarter, acquisition and operating expenses included $24 million of general operating expenses and $12 million of commission and bonus expenses, net of deferrals. It also includes a $31 million ceding commission paid to Wilton Reassurance Company (“Wilton Re”) primarily related to $30 million of investment gains realized on the securities transferred to Wilton Re in October 2011 upon closing of the second acquisition-related reinsurance amendment.

Amortization of Intangibles. Amortization of intangibles of $42 million includes $44 million of net VOBA amortization based on gross margins and $6 million of DAC amortization, partially offset by capitalized accrued interest of $8 million, which increases the VOBA intangible asset. In general, amortization of DAC will increase each period due to the growth in the annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products, however we may experience negative DAC amortization when capitalized accrued interest is greater than the amortization expense. At each period, loss recognition testing is carried out to ensure that DAC and VOBA is recoverable. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

Pretax Adjusted Operating Income — Insurance. Pretax adjusted operating income, a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period, was $24 million for the Fiscal 2012 Quarter. The table below includes the adjustments made to the reported operating income of the insurance segment to calculate its pretax adjusted operating income for the Fiscal 2012 Quarter (in millions):

Fiscal 2012 Quarter
Reconciliation to reported operating income:
Reported operating income - insurance segment	$36
Effect of investment (gains) losses, net of offsets	(18)
Effect of change in FIA embedded derivative discount rate, net of offsets	3
Effects of acquisition-related reinsurance	3

Pretax adjusted operating income	$24

Pretax adjusted operating income is calculated by adjusting the reported insurance segment operating income to eliminate the impact of net investment gains (losses), excluding gains and losses on derivatives and including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability, the effects of acquisition-related reinsurance transactions, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate year over year in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income, we believe pretax adjusted operating income enhances the understanding of underlying results and profitability which in turn provides a meaningful analysis tool for investors.

Non-US GAAP measures such as pretax adjusted operating income should not be used as a substitute for reported operating income. We believe the adjustments made to the reported operating income in order to derive pretax adjusted operating income are significant to gaining an understanding of FGL’s results of operations. For example, FGL could have strong operating results in a given period, yet show reported operating income that is materially less, if during the period the fair value of derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative asset because of non-equity market factors such as interest rate movements. Similarly, FGL could also have poor operating results yet show reported operating income that is materially greater, if during the period the fair value of the derivative assets increases but the embedded derivative liability increase is less than the fair value change of the derivative assets. FGL hedges FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. The management and board of directors of FGL review pretax adjusted operating income and reported operating income as part of their examination of FGL’s overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on reported operating income. Accordingly, the management and board of directors of FGL perform an independent review and analysis of these items, as part of their review of hedging results each period.

The adjustments to reported operating income noted in the table above are net of amortization of VOBA and DAC. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on the risk-free interest rates. The impact of the change in risk-free interest rates have been removed from reported operating income. Additionally, in evaluating operating results, the effects of acquisition-related reinsurance transactions have been removed from reported operating income.

Consolidated

Consolidated operating costs and expenses for the remaining nine months of our 2012 fiscal year are expected to increase over the comparable nine months of our 2011 fiscal year as we recognize the full period effect of the FGL Acquisition, continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at subsidiaries. These increases will be partially offset by cost synergies that Spectrum Brands continues to achieve with the SB/RH Merger and savings from its pet supplies product line restructuring over the next two years.

Interest Expense. Interest expense decreased $2 million to $56 million for the Fiscal 2012 Quarter from $58 million for the Fiscal 2011 Quarter. The decrease in quarterly interest expense is the result of a $12 million decrease related to lower principal and rates on the Spectrum Brands term loan as well as less non-cash amortization of deferred original issue discount and financing fees. This decrease was mostly offset by a $9 million increase in interest expense due to the full period effect of our 10.625% senior secured notes due 2015 (the “10.625% Note), of which $350 million and $150 million were issued on November 15, 2010 and June 28, 2011, respectively.

Other Income (Expense), net. Other income, net was $29 million for the Fiscal 2012 Quarter, compared to an expense of $(1) million for the Fiscal 2011 Quarter. The other income, net in the Fiscal 2012 Quarter relates principally to a $28 million mark to market change in the fair value of the equity conversion feature of our Preferred Stock which resulted principally from a decline in the market price of our common stock during the Fiscal 2012 Quarter. There was no similar mark to market change in the Fiscal 2011 Quarter, as our Preferred Stock was issued during the second half of our 2011 fiscal year.

Income Taxes. For the three months ended January 1, 2012 and January 2, 2011, our effective tax rates of 46% and 586% were higher than the United States Federal statutory rate of 35% principally due to: (i) losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes and (iii) income subject to tax in certain other foreign jurisdictions. Partially offsetting these factors in the Fiscal 2012 Quarter was the release of valuation allowances of $14 million on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as part of a recent acquisition.

In light of Spectrum Brands’ plans to voluntarily pay down its U.S. debt, repurchase its shares, fund its U.S. acquisitions and its ongoing U.S. operational cash flow requirements, Spectrum Brands is not treating the fiscal 2012 and future earnings as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. Due to the valuation allowance recorded against its U.S. net deferred tax assets, including net operating loss carryforwards, it does not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should its U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For fiscal 2012, Spectrum Brands projects slightly more than $2 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.

Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest of $6 million in the Fiscal 2012 Quarter and $(9) million in the Fiscal 2011 Quarter reflects the 46.3% and 45.5% share, respectively, of the net income (loss) of Spectrum Brands attributable to the noncontrolling interest not owned by HGI.

Preferred Stock Dividend and Accretion. The preferred stock dividend and accretion for the Fiscal 2012 Quarter of $16 million consists of a cumulative quarterly cash dividend at an annualized rate of 8%, a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value, and accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. As the Preferred Stock was issued in the second half of our 2011 fiscal year, there were no comparable charges in the Fiscal 2011 Quarter. We expect the non-cash principal accretion of the Preferred Stock will be 4% (annualized) for the remainder of our 2012 fiscal year.

Liquidity and Capital Resources

HGI

HGI is a holding company and its liquidity needs are primarily for interest payments on the 10.625% Notes (approximately $53 million per year), dividend payments on its Preferred Stock (approximately $33 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, support services by Harbinger Capital Partners LLC (“Harbinger Capital”), office rent, pension expense, insurance costs and to fund certain requirements of its insurance and other subsidiaries. HGI’s current source of liquidity is its cash, cash equivalents and investments and distributions from FGL.

In September and December 2011, we received dividends totaling $40 million from FGL. We currently expect to receive dividends from FGL in future periods sufficient to fund a substantial portion of the interest payments on the 10.625% Notes. The rest of HGI’s cash needs for the remainder of fiscal 2012 is expected to be satisfied out of cash and investments on hand. Spectrum Brands does not currently pay a dividend and its ability to do so may be dependent on its refinancing its $245 million principal amount of 12% Notes maturing August 28, 2019 (the “12% Notes”). The 12% Notes may be redeemed by Spectrum Brands beginning August 2012. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained its subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Any payment of dividends by FGL is subject to regulatory restrictions and the approval of such payment by the board of directors of FGL, which must consider various factors, including general economic and business conditions, tax considerations, FGL’s strategic plans, targeted capital ratios (including ratio levels anticipated by rating agencies to maintain or improve current ratings), financial results and condition, FGL’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors the board of directors of FGL considers relevant. At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, including any possible transaction with FGL, and may require additional capital to meet regulatory capital requirements.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At January 1, 2012, HGI’s cash, cash equivalents and short-term investments were $579 million.

Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or with terms satisfactory to HGI.

Spectrum Brands

Spectrum Brands expects to fund its cash requirements, including capital expenditures, interest and principal payments due during the remainder of fiscal 2012 through a combination of cash on hand ($74 million at January 1, 2012) and cash flows from operations and available borrowings under its revolving credit facility (the “ABL Revolving Credit Facility”). Spectrum Brands expects its capital expenditures for the remaining nine months of the 2012 fiscal year will be approximately $36 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Spectrum Brands is not treating fiscal 2012 and future earnings as permanently reinvested. At January 1, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of fiscal 2012, Spectrum Brands expects to generate between $50 million and $75 million of foreign cash that will be repatriated for its general corporate purposes.

FGL

FGL conducts all its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to pay dividends to HGI and to meet its holding company obligations. Other principal sources of cash include sales of assets.

The liquidity requirements of FGL’s regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to FGL and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

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

The ability of FGL’s subsidiaries to pay dividends and to make such other payments will be limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of January 1, 2012, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

FGL’s Investment Portfolio

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

As of January 1, 2012 and September 30, 2011, FGL’s investment portfolio was approximately $14.6 billion and $15.8 billion, respectively, and was divided among the following asset classes (dollars in millions):

	January 1, 2012		September 30, 2011
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$497	3.4%	$500	3.2%
Commercial mortgage-backed securities	578	4.0%	566	3.6%
Corporates	10,801	74.1%	11,856	75.3%
Equities	262	1.8%	287	1.8%
Hybrids	652	4.5%	659	4.2%
Municipals	909	6.2%	936	5.9%
Agency residential mortgage-backed securities	198	1.4%	222	1.4%
Non-agency residential mortgage-backed securities	423	2.9%	445	2.8%
U.S. Government	146	1.0%	183	1.2%
Other (primarily policy loans and derivatives)	103	0.7%	97	0.6%

Total investments	$14,569	100.0%	$15,751	100.0%

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

As of January 1, 2012 and September 30, 2011, FGL’s fixed maturity available-for-sale portfolio was approximately $14.2 billion and $15.4 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	January 1, 2012		September 30, 2011
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,167	8.2%	$1,236	8.0%
AA	1,458	10.3%	1,660	10.8%
A	4,360	30.7%	4,886	31.8%
BBB	6,685	47.1%	6,862	44.7%
BB	400	2.8%	579	3.8%
B and below	134	0.9%	144	0.9%

Total	$14,204	100.0%	$15,367	100.0%

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

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

The tables below present FGL’s fixed maturity securities by NAIC designation as of January 1, 2012 and September 30, 2011 (dollars in millions):

	000,000	000,000	000,000
	January 1, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$6,840	$7,144	50.3%
2	6,517	6,667	46.9%
3	374	351	2.5%
4	27	26	0.2%
5	11	10	0.1%
6	5	6	0.0%

	$13,774	$14,204	100.0%

	September 30, 2011
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$7,833	$8,134	52.9%
2	6,271	6,435	41.9%
3	683	648	4.2%
4	117	110	0.7%
5	34	35	0.2%
6	6	5	0.1%

	$14,944	$15,367	100.0%

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of January 1, 2012 and September 30, 2011 were as follows (dollars in millions):

	January 1, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	8	$2	$—	$2
United States Government sponsored agencies	12	19	—	19
United States municipalities, states and territories	2	—	—	—
Corporate securities:
Finance, insurance and real estate	136	1,499	(60)	1,439
Manufacturing, construction and mining	20	295	(9)	286
Utilities and related sectors	28	294	(20)	274
Wholesale/retail trade	31	246	(6)	240
Services, media and other	24	213	(7)	206
Hybrid securities	30	435	(37)	398
Non-agency residential mortgage-backed securities	65	347	(24)	323
Commercial mortgage-backed securities	32	199	(8)	191
Asset-backed securities	24	391	(10)	381
Equity securities	9	95	(9)	86

	421	$4,035	$(190)	$3,845

	September 30, 2011
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	4	$2	$(1)	$1
United States Government sponsored agencies	17	25	—	25
United States municipalities, states and territories	9	1	—	1
Corporate securities:
Finance, insurance and real estate	155	1,798	(82)	1,716
Manufacturing, construction and mining	19	197	(10)	187
Utilities and related sectors	46	386	(16)	370
Wholesale/retail trade	32	383	(10)	373
Services, media and other	46	448	(12)	436
Hybrid securities	31	501	(51)	450
Non-agency residential mortgage-backed securities	67	398	(23)	375
Commercial mortgage-backed securities	47	357	(18)	339
Asset-backed securities	20	278	(3)	275
Equity securities	12	109	(9)	100

	505	$4,883	$(235)	$4,648

The gross unrealized loss position on the portfolio at January 1, 2012, was $190 million, an improvement from $235 million at September 30, 2011. The following is a description of the factors causing the unrealized losses by investment category as of January 1, 2012:

Corporate/Hybrid securities: Through January 1, 2012, spreads on corporate bonds remained wide on continued investor risk aversion. While finance and finance-related corporates constitute the largest bulk of the unrealized loss position in the portfolio at $102 million of the $190 million in total gross unrealized losses, the total unrealized loss position relating to these sectors has declined from the prior quarter, and now constitutes a smaller percentage of the total gross loss amount. Concerns over Europe will continue to keep spread levels elevated in finance and finance-related names.

Non-agency residential mortgage-backed securities: Fair value on non-agency residential mortgage-backed securities are below amortized cost due to continued challenges in the housing market and pressure on secondary market prices due to the sales of similar securities by the Federal government.

Commercial mortgage-backed securities: Continued risk aversion in the capital markets still weighs on the prices of commercial mortgage-backed securities, including the earlier vintage/higher quality securities owned in the portfolio. However, the gross unrealized loss position in this sector declined to $8 million from September 30, 2011.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of January 1, 2012, were as follows (dollars in millions):

	January 1, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	4	$5	$4	$(1)
Six months or more and less than twelve months	2	32	25	(7)

Total investment grade	6	$37	$29	$(8)

Below investment grade:
Less than six months	4	$5	$4	$(1)
Six months or more and less than twelve months	7	18	14	(4)

Total below investment grade	11	$23	$18	$(5)

Total	17	$60	$47	$(13)

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

Other-Than-Temporary Impairments and Watch List

FGL has a policy and process in place to identify securities in its investment portfolio for which it should recognize impairments.

At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment, FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues FGL owns. On a quarterly basis FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At both January 1, 2012 and September 30, 2011, FGL’s watch list included only 17 securities in an unrealized loss position with an amortized cost of $60 million and $41 million, unrealized losses of $14 million and $9 million, and fair value of $46 million and $32 million, respectively.

There were 2 and 7 structured securities on the watch list as of January 1, 2012 and September 30, 2011, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the January 1, 2012 carrying values were fully recoverable.

A summary of FGL’s residential mortgage-backed securities by collateral type and split by NRSRO designation, as well as a separate summary of securities for which FGL has recognized other-than-temporary impairments and those which they have not yet recognized any other-than-temporary impairments is as follows as of January 1, 2012 (dollars in millions):

Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value
Other-than-temporary impairment has not been recognized
Government agency	1	$365	$194	$198
Prime	1	84	81	78
	2	32	31	30
	3	8	7	7
	5	4	4	3
	6	5	4	5
Alternative-A	1	30	28	27
	2	4	4	4
Subprime	1	235	207	195
	2	21	15	15
	3	8	7	6
	4	3	3	3
Other	1	13	11	9
	2	9	8	7
	3	15	13	12

		$836	$617	$599

Other-than-temporary impairment has been recognized
Prime	1	$1	$1	$1
Subprime	1	65	17	16
	4	5	1	1
	5	31	3	3

		$102	$22	$21

Total by collateral type
Government agency		$365	$194	$198
Prime		134	128	124
Alternative-A		34	32	31
Subprime		368	253	239
Other		37	32	28

		$938	$639	$620

Total by NAIC designation
1		$793	$539	$524
2		66	58	56
3		31	27	25
4		8	4	4
5		35	7	6
6		5	4	5

		$938	$639	$620

Exposure to European Sovereign Debt

FGL’s investment portfolio has no direct exposure to European sovereign debt. The exposure to peripheral European financial institutions is limited to obligations of two Spanish banks and one Italian bank; all exposures are denominated in US dollars. The portfolio has exposure to bonds issued by two foreign subsidiaries of the largest Spanish bank, Banco Santander: Banco Santander USA and Banco Santander Chile which had book values of $27 million and $44 million, respectively, at January 1, 2012. While the parent company of these issuers is in Spain, FGL does not view these particular foreign holdings as vulnerable to any prolonged weakness in the domestic Spanish economy given their focus on business in their home markets, mainly the US and Chile. In addition to Banco Santander, FGL also owns bonds issued by BBVA, the second largest Spanish banking concern, which had a book value of $32 million at January 1, 2012. These securities are obligations of the domestic subsidiary, and are exposed to the domestic Spanish economy. As such, the ratings on these securities are likely to reflect any changes to the sovereign rating of Spain. Last, the portfolio owns bonds issued by HVB Funding Trust I and III, which are obligations of Italy’s largest bank, Unicredit Group which had a book value of $44 million at January 1, 2012. As subordinated obligations of a bank in a peripheral economy facing significant economic challenges, these securities have suffered ratings changes during the Fiscal 2012 Quarter and FGL has changed its intent on these securities to a sell bias, and recognized other-than-temporary impairments of $13 million on those securities during the period.

Available-for-sale Securities

For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of January 1, 2012 refer to Note 3, “Investments” of the Notes to Condensed Consolidated Financial Statements, herein.

Net Investment Income and Net Investment Gains

For discussion regarding FGL’s net investment income and net investment gains refer to Note 3, “Investments” of the Notes to Condensed Consolidated Financial Statements, herein.

Concentrations of Financial Instruments

For detail regarding FGL’s concentration of financial instruments refer to Note 3, “Investments” of the Notes to Condensed Consolidated Financial Statements, herein.

Derivatives

For additional information regarding FGL’s derivatives refer to Note 4, “Derivative Financial Instruments” of the Notes to Condensed Consolidated Financial Statements, herein.

FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.

FGL will also hold cash and cash equivalents received from counterparties for call option collateral, as well as Government securities pledged as call option collateral, if its counterparty’s net exposures exceed pre-determined thresholds. See Note 4, “Derivative Financial Instruments,” for additional information regarding FGL’s exposure to credit loss on call options.

Discussion of Consolidated Cash Flows

Summary of Consolidated Cash Flows

	Fiscal Quarter
Cash provided by (used in):	2012	2011
	(In millions)
Operating activities	$(7)	$(54)
Investing activities	893	(36)
Financing activities	179	(43)
Effect of exchange rate changes on cash and cash equivalents	2	(1)

Net increase (decrease) in cash and cash equivalents	$1,067	$(134)

Operating Activities

Cash used in operating activities totaled $7 million for the Fiscal 2012 Quarter as compared to a use of $54 million for the Fiscal 2011 Quarter. The $47 million improvement was the result of an $89 million increase in cash provided by HGI corporate operating activities partially offset by a $38 million increase in cash used by Spectrum Brands and $4 million of cash used by FGL. The $89 million increase at HGI corporate was primarily due to a $67 million excess of sales over purchases of trading securities acquired for resale and the return to us of $49 million that had been posted as collateral for an FGL subsidiary, both partially offset by a $27 million semi-annual interest payment on our 10.625% Notes. The $38 million increase in cash used at Spectrum Brands was primarily due to a $34 million increased use of cash for working capital and other items driven by higher changes in inventories partially offset by higher changes in accounts payable.

Investing Activities

Cash provided by investing activities was $893 million for the Fiscal 2012 Quarter. For the Fiscal 2011 Quarter, cash used in investing activities was $36 million. The $929 million increase in cash provided by investing activities is due to a $1,103 million increase in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL, partially offset by an increase in the cash used for acquisitions of $173 million, related to the $139 million, net of cash acquired, acquisition of FURminator, Inc and the $44 million acquisition of Black Flag in the Fiscal 2012 Quarter, as compared to the $10 million acquisition of Seed Resources, Inc, net of cash acquired, in the Fiscal 2011 Quarter.

Financing Activities

Cash provided by financing activities was $179 million for the Fiscal 2012 Quarter compared to cash used of $43 million for the Fiscal 2011 Quarter. The increase of $222 million was primarily related to the issuance by Spectrum Brands of 9.5% Senior Secured Notes due June 15, 2018 (the “9.5% Notes”) with a $200 million aggregate principal amount at a price of 108.50% of the par value, for which it received $217 million of proceeds, and cash provided of $71 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL, offset by cash used by FGL of $95 million to settle a surplus note payable. See “Debt Financing Activities” below for further details.

Debt Financing Activities

HGI

On November 15, 2010 and June 28, 2011, we issued $350 million and $150 million, respectively, or $500 million aggregate principal amount of the 10.625% Notes. The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, but were subsequently registered under the Securities Act. The 10.625% Notes were issued at an aggregate price equal to 99.31% of the principal amount thereof, with a net original issue discount of $3.4 million. Interest on the 10.625% Notes is payable semi-annually, through November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, Harbinger F&G, LLC (“HFG”) and HGI Funding LLC) and our directly held cash and investment securities.

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

The Indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At January 1, 2012, we were in compliance with all covenants under the 10.625% Notes.

Spectrum Brands

In connection with the SB/RH Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement consisting of a $750 million term loan facility subsequently refinanced in February 2011 (the “Term Loan”), (ii) issued $750 million in aggregate principal amount of 9.5% Notes and (iii) entered into a $300 million ABL Revolving Credit Facility. The proceeds from such financing were used to repay its then-existing senior term credit facility, its then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Senior Term Credit Facility

On February 1, 2011, Spectrum Brands completed the refinancing of its term loan facility, which was initially established in connection with the SB/RH Merger, and, at February 1, 2011, had an aggregate amount outstanding of $680 million, with an amended and restated credit agreement, (together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The Term Loan was issued at par and has a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization of approximately $7 million per year, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

On December 15, 2011, Spectrum Brands amended its term loan facility. The aggregate incremental amount by which Spectrum Brands, subject to compliance with financial covenants and certain other conditions may increase the amount of the commitment under the Term Loan was been increased from $100 million to $250 million. Certain covenants in respect of indebtedness and liens were amended to provide for dollar limits more favorable to Spectrum Brands and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness. Certain covenants with respect to investments, loans, advances, restricted payments, other indebtedness and capital expenditures were amended to provide greater flexibility for Spectrum Brands in utilizing a certain portion of its excess cash flow (as defined in the term loan credit agreement that was amended and restated), subject to certain conditions.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands, Inc. and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At January 1, 2012 the aggregate amount outstanding under the Term Loan was $524 million. At January 1, 2012, Spectrum Brands was in compliance with all covenants under the Term Loan.

9.5% Notes

In November 2011, Spectrum Brands completed the offering of $200,000 aggregate principal amount of 9.5% Notes at a price of 108.50% of the par value; these notes are in addition to the $750,000 aggregative principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ existing and future domestic restricted subsidiaries and secured by liens on substantially all their assets.

At January 1, 2012 Spectrum Brands had outstanding principal of $950 million under the 9.5% Notes maturing June 15, 2018. At January 1, 2012, Spectrum Brands was in compliance with all covenants under the 9.5% Notes and the related indenture.

12% Notes

At January 1, 2012 Spectrum Brands had outstanding principal of $245 million under the 12% Notes maturing August 28, 2019. At January 1, 2012, Spectrum Brands was in compliance with all covenants under the 12% Notes and the related indenture.

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

The ABL Revolving Credit Facility carries an interest rate, at Spectrum Brands’ option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus currently 2.25% per annum. No principal amortization is required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility is scheduled to mature on April 21, 2016. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

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

As a result of borrowings and payments under the ABL Revolving Credit Facility at January 1, 2012, Spectrum Brands had aggregate borrowing availability of approximately $133 million, net of lender reserves of $39 million and outstanding letters of credit of $29 million. Outstanding borrowings under the ABL Revolving Credit Facility were $11 million at January 1, 2012.

At January 1, 2012, Spectrum Brands was in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $90 million in the aggregate under the 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under the 12% Notes. Spectrum Brands also incurs interest on borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the applicable agreements. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless Spectrum Brands elects to make such payments in cash. Spectrum Brands elected to make the fiscal 2011 semi-annual interest payments in cash. Spectrum Brands may make future semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at January 1, 2012, we estimate annual interest payments of approximately $27 million in the aggregate under the Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

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

Contractual Obligations

At January 1, 2012, there have been no material changes to the contractual obligations as set forth in our Form 10-K except for our issuance of an additional $200 million of the 9.5% Notes due in June 2018, as discussed under “Debt Financing Activities” above.

Shareholder Contingencies

The Master Fund has pledged all of its shares of our common stock, together with securities of other issuers, to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of our common stock. The sale or other disposition of a sufficient number of our shares (including any foreclosure on or sale of the shares pledged as collateral) to non-affiliates could cause HGI and our subsidiaries to experience a change of control, which may accelerate certain of HGI’s and our subsidiaries’ debt instruments and other obligations (including the 10.625% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between US GAAP and International Financial Reporting Standards. This amended guidance is effective for us beginning in the second quarter of our current fiscal year. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

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

Offsetting Assets and Liabilities

In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for us beginning in the first quarter of our fiscal year ending September 30, 2014. We are currently evaluating the impact of this new accounting guidance on the disclosures included in our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Factors

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded.

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

Equity Price Risk

HGI

HGI is exposed to equity price risk since it invests a portion of its excess cash in marketable equity securities, which as of January 1, 2012, are all classified as trading within “Short-term investments” in the Condensed Consolidated Balance Sheet. HGI follows an investment policy approved by its board of directors which sets certain restrictions on the amounts and types of investments it may make. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.

FGL

FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of fixed indexed annuity (“FIA”) contracts with crediting strategies linked to the performance of indices such as the S&P 500, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.

To economically hedge the equity returns on these products, FGL uses a portion of the deposit made by policyholders pursuant to the FIA contracts to purchase derivatives consisting of a combination of call options and future contracts on the equity indices underlying the applicable contracts. FGL’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the derivatives purchased relative to the index credits earned by the FIA contractholders. The derivatives are used to fund the FIA contract index credits and the cost of the options purchased is treated as a component of spread earnings. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a raw hedging loss. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. See Note 4, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the three months period ended January 1, 2012, the annual index credits to policyholders on their anniversaries were $32 million. Proceeds received at expiration or gains (losses) recognized upon early termination of these call options related to such credits were $21 million. The shortfall is funded by FGL’s investment spread earnings.

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

Foreign Exchange Risk

Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Canadian Dollars, Australian Dollars and Brazilian Reals. Spectrum Brands manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options.

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

In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 4, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.

Equity Price Risk — Trading

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of January 1, 2012, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $21 million adverse impact on HGI’s trading portfolio of marketable equity securities.

Equity Price Risk — Other

As of January 1, 2012, assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $26 million and its derivative investments to increase by approximately $4 million based on equity positions as of January 1, 2012. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

As of January 1, 2012, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $11 million.

Interest Rate Risk

If interest rates were to increase one percentage point from levels at January 1, 2012, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $950 million. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $490 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at January 1, 2012, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $107 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

As of January 1, 2012, the potential change in fair value of outstanding interest rate derivative instruments of Spectrum Brands, assuming a one percentage point unfavorable shift in the underlying interest rates would be immaterial. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would also be immaterial.

Foreign Exchange Risk

As of January 1, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17 million.

Commodity Price Risk

As of January 1, 2012, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 1, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended January 1, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended January 1, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Unless otherwise indicated or the context requires otherwise, references to: the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Principal Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “HFG” refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC); “FS Holdco” refers to FS Holdco Ltd.; “Front Street” refers to Front Street Re Ltd; “FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Raven Re” refers to Raven Reinsurance Company; “FGL Insurance” refers to Fidelity & Guaranty Life Insurance Company; and “FGL NY Insurance” refers to Fidelity & Guaranty Life Insurance Company of New York.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements include, without limitation, statements regarding: efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of Spectrum Brands’ and FGL’s financial reporting with ours, completing future acquisitions and dispositions, completing the Front Street reinsurance transaction, litigation, potential and contingent liabilities, management’s plans, business portfolios, changes in regulations and taxes.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

HGI

HGI’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements due to a variety of important factors, including, without limitation, the following:

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

•	the impact of additional material charges associated with our oversight of acquired companies and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the impact of decisions by our controlling stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain controlling stockholders;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our investment portfolio;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in researching acquisition or investment targets that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

•

the effect of price fluctuations in our common stock caused by general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly held subsidiaries.

Spectrum Brands

Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	Spectrum Brands’ ability to successfully integrate acquired businesses and to achieve the expected synergies at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

FGL and Front Street

FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements due to a variety of important factors, including, without limitation, the following:

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

•	the impact on FGL of man-made catastrophes, pandemics, computer virus, network security branches and malicious and terrorist acts;

•	FGL’s ability to compete in a highly competitive industry;

•	Front Street’s ability to effectively implement its business strategy, including the need for capital and its ability to commence operations; and

•	the ability to obtain approval of the Maryland Insurance Administration (“MIA”) for the Front Street reinsurance transaction.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1. Legal Proceedings

See Note 13 to the Company’s financial statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended January 1, 2012.

Item 1A. Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on December 14, 2011 (our “Form 10-K”) as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

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

In addition, we have been informed that the Master Fund, one of the Principal Stockholders, has pledged all of the shares of our common stock that it owns, together with securities of other issuers, to secure a certain portfolio financing. As of the date hereof, the Master Fund beneficially owns a majority of the outstanding shares of our common stock. As a result, the sale or other disposition of the shares of our common stock (including any foreclosure on or sale of our common stock pledged as collateral) by the Master Fund to non-affiliates of a sufficient amount of our common stock could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ equity awards and other obligations and/or allow certain counterparties to terminate their agreements. Among other things, such a change of control could result in a “change of control” under the terms of our 10.625% Notes and our preferred stock, requiring us to offer to repurchase our 10.625% Notes and redeem our preferred stock from the holders thereof. In addition, such a change of control may cause an event of default under Spectrum Brands’ senior secured term loan and asset based revolving loan facility, allowing their lenders to accelerate the maturities of these loans unless Spectrum Brands is able to obtain an amendment to avoid a default. Furthermore, under the indentures governing Spectrum Brands’ 9.5% notes and 12% notes, such a disposition may cause Spectrum Brands to be required to offer to repurchase such notes from the holders thereof. In addition, if Harbinger Capital and its affiliates collectively cease to own, directly or indirectly, an aggregate of at least 40% of the outstanding equity ownership or other economic interest in or voting securities or voting power of FGL Insurance or any parent company of FGL Insurance or cease to control FGL Insurance or any parent company of FGL Insurance, the obligation of OM Group (UK) Limited (“OM Group”) to support certain annuity reserves through letters of credit or other financing (the “CARVM Facility”) may terminate. In the event that the CARVM Facility is not replaced, OM Group may foreclose on the shares of capital of FGL and FGL Insurance (the “Pledged Shares”), which were pledged to the OM Group by HFG and FGL to secure the obligation to replace the CARVM Facility and certain other obligations arising under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by and between HFG and OM Group. No assurance can be provided that upon the occurrence of such an event, the Company or its subsidiaries will able to obtain the required waivers, repay their indebtedness or secure alternative arrangements.

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

In order to operate its business, Front Street will be subject to capital and other regulatory requirements and a highly competitive landscape. In addition, among other things, any of the following could negatively impact Front Street’s ability to implement its business strategy successfully: (i) failure to accurately assess the risks associated with the businesses that Front Street will reinsure, (ii) failure to obtain desirable financial strength ratings or any subsequent downgrade or withdrawal of any of Front Street’s financial strength ratings, (iii) exposure to credit risk associated with brokers with whom Front Street will conduct business, (iv) failure of the loss limitation methods that Front Street employs to mitigate its loss exposure, (v) loss of key personnel, (vi) unfavorable changes in applicable laws or regulations, (vii) inability to provide collateral to ceding companies or otherwise comply with U.S. insurance regulations, (viii) inability to gain or obtain market position, (ix) exposure to litigation and (x) reputation of HGI and its management.

As contemplated by the terms of the F&G Stock Purchase Agreement, a special committee of independent members of the Company’s Board of Directors, as advised by independent counsel and other advisors, unanimously recommended to the Company’s Board of Directors for approval (i) the reinsurance agreement to be entered into by Front Street and FGL Insurance, an indirect subsidiary of the Company, (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL Insurance and (ii) the investment management agreement to be entered into by Front Street and an affiliate of Harbinger Capital (the “Investment Management Agreement”), pursuant to which such Harbinger Capital affiliate would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to the trust agreement (the “Trust Agreement,” and together with the Reinsurance Agreement and the Investment Management Agreement, the “Front Street Reinsurance Transaction”). On May 19, 2011, the Board approved the Front Street Reinsurance Transaction.

The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the MIA, which may be granted in whole, in part, or not at all. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty acquisition by the Company if, among other things, the Front Street reinsurance transaction is not approved by the MIA or is approved subject to certain restrictions or conditions, including if a Harbinger Capital affiliate is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement.

FGL Insurance received a letter, dated January 10, 2012, from the MIA notifying it that the MIA had denied its request for approval of the Reinsurance Agreement. In its letter, the MIA noted that it is willing to consider an alternative proposal with respect to the transaction structure.

There can be no assurance that an alternative proposal satisfactory to the parties can be developed and, if so, that it would be approved by the MIA, or that any or all of the $50 million post-closing purchase price reduction may be obtained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.1†

Employment Agreement, dated as of January 9, 2012, between Harbinger Group Inc., a Delaware corporation, and Omar Asali (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.2†

Employment Agreement, dated as of January 11, 2012, between Harbinger Group Inc., a Delaware corporation, and David M. Maura (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.3†

Temporary Employment Agreement, dated as of January 4, 2012, by and between Richard Hagerup and Harbinger Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 1-4219)).

10.4†	Harbinger Group Inc. 2011 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.5†

Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.6†

Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Employee Nonqualified Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated: February 9, 2012	By:	/s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)