Form 10-Q
period 2012-04-01
HARBINGER GROUP INC.
filed 2012-05-10
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

There were 140,116,935 shares of the registrant’s common stock outstanding as of May 7, 2012.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2012	September 30, 2011 (a)
	(Unaudited)
ASSETS
Consumer Products and Other:
Cash and cash equivalents	$303,438	$321,352
Short-term investments	218,734	350,638
Receivables, net	456,367	394,283
Inventories, net	551,033	434,630
Prepaid expenses and other current assets	101,904	143,654

Total current assets	1,631,476	1,644,557
Properties, net	208,204	206,799
Goodwill	696,770	610,338
Intangibles, net	1,755,004	1,683,909
Deferred charges and other assets	102,983	97,324

	4,394,437	4,242,927

Insurance and Financial Services:
Investments:
Fixed maturities, available-for-sale, at fair value	14,506,540	15,367,474
Equity securities, available-for-sale, at fair value	236,391	287,043
Derivative investments	186,547	52,335
Asset-backed loans and other invested assets	55,569	44,279

Total investments	14,985,047	15,751,131
Cash and cash equivalents	2,016,230	816,007
Accrued investment income	195,474	212,848
Reinsurance recoverable	2,288,741	1,612,036
Intangibles, net	438,635	457,167
Deferred tax assets	154,380	207,729
Other assets	62,050	291,043

	20,140,557	19,347,961

Total assets	$24,534,994	$23,590,888

LIABILITIES AND EQUITY
Consumer Products and Other:
Current portion of long-term debt	$33,906	$16,090
Accounts payable	272,230	328,635
Accrued and other current liabilities	274,064	317,629

Total current liabilities	580,200	662,354
Long-term debt	2,345,610	2,032,690
Equity conversion feature of preferred stock	73,820	75,350
Employee benefit obligations	86,051	89,857
Deferred tax liabilities	378,698	338,679
Other liabilities	37,747	44,957

	3,502,126	3,243,887

Insurance and Financial Services:
Contractholder funds	15,172,168	14,549,970
Future policy benefits	3,589,912	3,598,208
Liability for policy and contract claims	54,311	56,650
Note payable	—	95,000
Other liabilities	513,777	381,597

	19,330,168	18,681,425

Total liabilities	22,832,294	21,925,312

Commitments and contingencies
Temporary equity:
Redeemable preferred stock	307,733	292,437

Harbinger Group Inc. stockholders’ equity:
Common stock	1,401	1,393
Additional paid-in capital	852,542	872,683
Accumulated deficit	(108,179)	(128,083)
Accumulated other comprehensive income	229,828	149,448

Total Harbinger Group Inc. stockholders’ equity	975,592	895,441
Noncontrolling interest	419,375	477,698

Total permanent equity	1,394,967	1,373,139

Total liabilities and equity	$24,534,994	$23,590,888

(a)	Derived from the audited consolidated financial statements as of September 30, 2011 and retrospectively adjusted for the finalization of provisional acquisition accounting balances (see Note 14).

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Month Period Ended		Six Month Period Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	(Unaudited)		(Unaudited)
Revenues:
Consumer Products and Other:
Net sales	$746,285	$693,885	$1,595,056	$1,554,952

Insurance and Financial Services:
Premiums	13,313	—	30,126	—
Net investment income	172,971	—	359,760	—
Net investment gains	163,578	—	267,522	—
Insurance and investment product fees and other	9,507	—	19,239	—

	359,369	—	676,647	—

Total revenues	1,105,654	693,885	2,271,703	1,554,952

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	486,254	438,446	1,050,999	1,000,274
Selling, general and administrative expenses	219,697	233,010	428,416	467,554

	705,951	671,456	1,479,415	1,467,828

Insurance and Financial Services:
Benefits and other changes in policy reserves	241,838	—	418,712	—
Acquisition and operating expenses, net of deferrals	18,955	—	80,753	—
Amortization of intangibles	43,017	—	85,099	—

	303,810	—	584,564	—

Total operating costs and expenses	1,009,761	671,456	2,063,979	1,467,828

Operating income	95,893	22,429	207,724	87,124
Interest expense	(84,065)	(82,690)	(139,970)	(140,747)
Other income (expense), net	4,884	616	34,029	(37)

Income (loss) from continuing operations before income taxes	16,712	(59,645)	101,783	(53,660)
Income tax expense	16,902	25,140	56,460	60,186

Net income (loss)	(190)	(84,785)	45,323	(113,846)
Less: Net loss attributable to noncontrolling interest	(12,210)	(22,835)	(6,160)	(31,826)

Net income (loss) attributable to controlling interest	12,020	(61,950)	51,483	(82,020)
Less: Preferred stock dividends and accretion	15,875	—	31,579	—

Net income (loss) attributable to common and participating preferred stockholders	$(3,855)	$(61,950)	$19,904	$(82,020)

Net income (loss) per common share attributable to controlling interest:
Basic	$(0.02)	$(0.45)	$0.10	$(0.59)

Diluted	$(0.02)	$(0.45)	$0.10	$(0.59)

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month Period Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$45,323	$(113,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of properties	18,966	23,356
Amortization of intangibles	115,548	28,634
Stock-based compensation	11,813	14,346
Amortization of debt issuance costs	4,833	7,232
Amortization of debt discount	423	3,291
Write off of debt issuance costs on refinanced debt	2,563	15,420
Write off of unamortized (discount)/premium on refinanced debt	(466)	8,950
Deferred income taxes	63,878	58,172
Gain on contingent purchase price adjustment	(41,000)	—
Cost of trading securities acquired for resale	(639,017)	—
Proceeds from trading securities sold	779,674	—
Interest credited/index credits to contractholder account balances	336,015	—
Amortization of fixed maturity discounts and premiums	47,296	—
Net recognized gains on investments and derivatives	(257,750)	—
Charges assessed to contractholders for mortality and administration	(6,552)	—
Deferred policy acquisition costs	(97,238)	—
Cash transferred to reinsurers	(176,770)	—
Non-cash restructuring and related charges	1,340	5,630
Changes in operating assets and liabilities	(102,449)	(184,636)

Net cash provided by (used in) operating activities	106,430	(133,451)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	3,223,152	37,955
Cost of investments acquired	(2,194,325)	(51,918)
Acquisitions, net of cash acquired	(185,067)	(10,278)
Asset-backed loans originated	(32,756)	—
Capital expenditures	(18,746)	(18,728)
Proceeds from sales of assets	82	7,128
Other investing activities, net	727	(1,530)

Net cash provided by (used in) investing activities	793,067	(37,371)

Cash flows from financing activities:
Proceeds from issuances of senior notes	517,000	345,055
Repayment of senior subordinated toggle notes, including tender and call premium	(270,431)	—
Revolving credit facility activity	50,000	118,000
Proceeds from other debt financing	11,866	22,496
Repayments of other debt	(99,098)	(72,067)
Debt issuance costs	(9,941)	(20,266)
Term loan prepayment penalties	—	(7,500)
Purchases of subsidiary stock	(82,897)	—
Contractholder account deposits	1,216,295	—
Contractholder account withdrawals	(1,033,133)	—
Dividends paid on preferred stock	(15,224)	—
Other financing activities, net	(954)	(1,508)

Net cash provided by financing activities	283,483	384,210

Effect of exchange rate changes on cash and cash equivalents	(671)	(896)

Net increase in cash and cash equivalents	1,182,309	212,492
Cash and cash equivalents at beginning of period	1,137,359	256,831

Cash and cash equivalents at end of period	$2,319,668	$469,323

Cash and cash equivalents—Consumer Products and Other	$303,438	$469,323
Cash and cash equivalents—Insurance and Financial Services	2,016,230	—

Total cash and cash equivalents at end of period	$2,319,668	$469,323

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

HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. The Company has identified the following five sectors in which it intends to primarily pursue business opportunities: consumer products/retail, insurance and financial services, energy, natural resources and agriculture. The Company may also pursue business opportunities in other sectors. In addition to acquiring controlling equity interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. The Company also owns 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate.

On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the Principal Stockholders. The Spectrum Brands Acquisition was considered a transaction between entities under common control and was accounted for similar to the pooling of interest method whereby the results of HGI and Spectrum Brands were retrospectively combined back to June 16, 2010, the date that common control was first established and, prior to that date, reflected only the results of Spectrum Brands, Inc. (“SBI”) as the Company’s accounting predecessor. As of April 1, 2012, the Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 57.4%. Spectrum Brands is a global branded consumer products company which trades on the NYSE under the symbol “SPB.”

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

As a result of the Spectrum Brands Acquisition and the FGL Acquisition, the Company currently operates in two major business segments, consumer products and, commencing April 6, 2011, insurance (see Note 18 for segment data). In addition, the Company recently formed Salus Capital Partners, LLC (“Salus”), a subsidiary engaged in providing secured asset-based loans to entities across a variety of industries. Commencing January 2, 2012, the financial position and results of operations of Salus are reflected in the “Insurance and Financial Services” sections of the condensed consolidated balance sheet and statements of operations, respectively, and as “Other financial services” in the segment data set forth in Note 18.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2011 (the “Form 10-K”). The results of operations for the six months ended April 1, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2012.

(2) Comprehensive Income (Loss)

Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, for the three and six month periods ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Net income (loss)	$(190)	$(84,785)	$45,323	$(113,846)

Other comprehensive income (loss):
Consumer Products and Other:
Foreign currency translation	18,539	23,944	3,610	19,870
Net unrealized gain (loss) on derivative instruments	(701)	(7,244)	1,117	(3,065)
Actuarial adjustments to pension plans	235	—	544	—
Deferred tax valuation allowance adjustments	(554)	433	(251)	1,076

	17,519	17,133	5,020	17,881

Insurance and Financial Services:
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	209,992	—	286,263	—
Net reclassification adjustment for gains included in net income	(64,631)	—	(133,738)	—

Changes in unrealized investment gains after reclassification adjustment	145,361	—	152,525	—
Adjustments to intangible assets	(36,575)	—	(31,273)	—
Changes in deferred income tax asset/liability	(38,075)	—	(42,483)	—

Net unrealized gain on investments	70,711	—	78,769	—

Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	(688)	—	(1,611)	—
Adjustments to intangible assets	231	—	603	—
Changes in deferred income tax asset/liability	160	—	353	—

Net non-credit related other than-temporary impairment	(297)	—	(655)	—

Net change to derive comprehensive income (loss) for the period	87,933	17,133	83,134	17,881

Comprehensive income (loss)	87,743	(67,652)	128,457	(95,965)

Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net loss	(12,210)	(22,835)	(6,160)	(31,826)
Other comprehensive income	7,460	7,796	1,670	8,136

	(4,750)	(15,039)	(4,490)	(23,690)

Comprehensive income (loss) attributable to the controlling interest	$92,493	$(52,613)	$132,947	$(72,275)

Net gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated, net of taxes and noncontrolling interest, in the “Accumulated other comprehensive income” (“AOCI”) section of HGI’s stockholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature.

The changes in accumulated foreign currency translation for the three and six month periods ended April 1, 2012 and April 3, 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

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

(3) Investments

Consumer Products and Other

HGI’s short-term investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, and (2) U.S. Treasury securities and a certificate of deposit classified as held-to-maturity and carried at amortized cost, which approximates fair value. The Company’s short-term investments are summarized as follows:

	April 1, 2012	September 30, 2011
Trading:
Marketable equity securities	$177,113	$262,085
Marketable debt securities	6,625	12,665

	183,738	274,750

Held-to-maturity:
U.S. Treasury securities	34,746	75,638
Certificate of deposit	250	250

	34,996	75,888

Total short-term investments	$218,734	$350,638

Insurance and Financial Services

FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated VOBA, DAC and deferred income taxes. Investments of FGL and Salus at April 1, 2012 and September 30, 2011 are summarized as follows:

	April 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$585,839	$4,579	$(2,659)	$587,759
Commercial mortgage-backed securities	525,105	19,270	(5,154)	539,221
Corporates	10,577,039	454,530	(27,457)	11,004,112
Equities	231,932	5,571	(1,112)	236,391
Hybrids	674,398	12,273	(14,268)	672,403
Municipals	841,132	120,971	(222)	961,881
Agency residential mortgage-backed securities	178,540	4,564	(298)	182,806
Non-agency residential mortgage-backed securities	474,149	2,626	(13,358)	463,417
U.S. Government	86,605	8,347	(11)	94,941

Total available-for-sale securities	14,174,739	632,731	(64,539)	14,742,931
Derivative investments	147,724	63,469	(24,646)	186,547
Asset-backed loans and other invested assets	55,569	—	—	55,569

Total investments	$14,378,032	$696,200	$(89,185)	$14,985,047

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in AOCI were unrealized gains of $769 and $524 and unrealized losses of $1,880 and $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at April 1, 2012 and September 30, 2011, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	April 1, 2012
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$832,022	$833,577
Due after one year through five years	2,575,171	2,634,039
Due after five years through ten years	3,766,969	3,943,316
Due after ten years	4,859,646	5,181,065

Subtotal	12,033,808	12,591,997
Other securities which provide for periodic payments:
Asset-backed securities	585,839	587,759
Commercial-mortgage-backed securities	525,105	539,221
Structured hybrids	145,366	141,340
Agency residential mortgage-backed securities	178,540	182,806
Non-agency residential mortgage-backed securities	474,149	463,417

Total fixed maturity available-for-sale securities	$13,942,807	$14,506,540

As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage backed securities above, FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of April 1, 2012. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition date, no individual securities have been in a continuous unrealized loss position greater than twelve months. The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	April 1, 2012
	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$149,232	$(2,659)
Commercial-mortgage-backed securities	70,198	(5,154)
Corporates	1,394,724	(27,457)
Equities	29,751	(1,112)
Hybrids	296,946	(14,268)
Municipals	16,857	(222)
Agency residential mortgage-backed securities	12,399	(298)
Non-agency residential mortgage-backed securities	343,401	(13,358)
U.S Government	3,697	(11)

Total available-for-sale securities	$2,317,205	$(64,539)

Total number of available-for-sale securities in an unrealized loss position		282

	September 30, 2011
	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$275,135	$(2,770)
Commercial-mortgage-backed securities	338,865	(18,163)
Corporates	3,081,556	(130,352)
Equities	99,772	(9,033)
Hybrids	450,376	(51,055)
Municipals	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position		505

At April 1, 2012 and September 30, 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and hybrids. Total unrealized losses were $64,539 and $234,795 at April 1, 2012 and September 30, 2011, respectively. Financial sector-related exposure represents the largest component of the unrealized loss position in the portfolio at April 1, 2012 and September 30, 2011. The improvement in unrealized loss positions in corporate debt instruments from September 30, 2011 to April 1, 2012 was primarily result of a decline in risk aversion by market participants during the period driven by the coordinated efforts of global central banks in late 2011 to provide liquidity to European institutions. The continued rally in risk assets during the March 2012 quarter helped drive further improvement in corporate debt instruments. During the fiscal 2012 six month period, spreads on “A” rated corporate bonds declined by 65 basis points. As capital market and economic conditions have improved, prices on the portfolio’s mortgage-related securities have risen. Similarly, prices on the portfolio’s hybrid and subordinated securities have improved, reflecting the recovery of the more economically sensitive asset classes along with that of the broader market. Elevated risk aversion in capital markets during the most recent period continues to affect prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including the earlier vintage generally investment grade rated securities currently owned.

At April 1, 2012 and September 30, 2011, securities with a fair value of $9,844 and $31,320, respectively, were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. The improvement in unrealized loss positions from September 30, 2011 is primarily due to two factors: (1) securities at depressed prices were sold over the past six months, reducing the size of holdings at an unrealized loss position and (2) the decline in fixed income spreads over the past six months, specifically spreads on investment grade bonds, as risk aversion by market participants declined and risk assets rallied, which contributed to an improvement in market values. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and FGL’s intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL at April 1, 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	April 1, 2012
	Three Months	Six Months
Beginning balance	$2,132	$667
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—
Other-than-temporary impairment was not previously recognized	437	1,902

Balance at April 1, 2012	$2,569	$2,569

For the three and six months ended April 1, 2012, FGL recognized impairment losses in operations totaling $4,135 and $17,300, respectively, for investments which experienced other-than-temporary impairments and had an amortized cost of $86,937 and a fair value of $68,026 at April 1, 2012. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in net income and included in realized gains on investments were as follows:

	April 1, 2012
	Three Months	Six Months
Other-than-temporary impairments recognized in net income:
Corporates	$—	$696
Non-agency residential mortgage-backed securities	3,292	6,073
Hybrids	—	9,688
Other invested assets	843	843

Total other-than-temporary impairments	$4,135	$17,300

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	April 1, 2012
	Three Months	Six Months
Fixed maturity available-for-sale securities	$170,472	$357,692
Equity available-for-sale securities	3,428	6,022
Policy loans	174	425
Invested cash and short-term investments	1,227	1,353
Other investments	851	567

Gross investment income	176,152	366,059
External investment expense	(3,181)	(6,299)

Net investment income	$172,971	$359,760

Net Investment Gains (Losses)

Details underlying “Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	April 1, 2012
	Three Months	Six Months
Net realized gain on fixed maturity available-for-sale securities	$65,632	$134,293
Realized gain on equity securities	46	366

Net realized gains on securities	65,678	134,659

Realized gains (losses) on certain derivative instruments	9,782	(5,706)
Unrealized gains on certain derivative instruments	89,163	139,488

Change in fair value of derivatives	98,945	133,782

Realized loss on other invested assests	(1,045)	(919)

Net investment gains	$163,578	$267,522

Additional detail regarding the net investment gains on securities is as follows:

	April 1, 2012
	Three Months	Six Months
Total other-than-temporary impairments	$(4,823)	$(18,911)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	(688)	(1,611)

Net other-than-temporary impairments	(4,135)	(17,300)
Gains on derivative instruments	98,945	133,782
Other realized investment gains	68,768	151,040

Net realized gains on securities	$163,578	$267,522

For the three and six months ended April 1, 2012, principal repayments, calls, tenders and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 9, totaled $1,416,970 and $3,150,150, gross gains on such sales totaled $70,110 and $162,439 and gross losses totaled $1,186 and $11,689, respectively.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on available-for-sale securities above were $4,135 and $17,300 for the three and six months ended April 1, 2012, respectively.

Cash flows from consolidated investing activities by security classification were as follows:

	Six Months Ended
	April 1, 2012	April 3, 2011
Proceeds from investments sold, matured or repaid:
Available-for-sale	$3,059,702	$—
Held-to-maturity	74,900	37,955
Trading (acquired for holding)	9,211	—
Derivatives and other	79,339	—

	$3,223,152	$37,955

Cost of investments acquired:
Available-for-sale	$(2,022,000)	$—
Held-to-maturity	(34,008)	(51,918)
Trading	(70,454)	—
Derivatives and other	(67,863)	—

	$(2,194,325)	$(51,918)

Concentrations of Financial Instruments

As of April 1, 2012, FGL’s most significant investment in one industry was FGL’s investment securities in the banking industry with a fair value of $2,112,484 or 14.1% of the invested assets portfolio. FGL’s holdings in this industry includes investments in 130 different issuers with the top ten investments accounting for 35% of the total holdings in this industry. As of April 1, 2012, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $243,487 and $36,446 or 1.6% and 0.2% of FGL’s invested assets, respectively.

(4) Derivative Financial Instruments

Consumer Products and Other

The fair value of outstanding derivative contracts recorded in the “Consumer Products and Other” sections of the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	April 1, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$356	$274
Commodity contracts	Deferred charges and other assets	52	—
Foreign exchange contracts	Receivables	2,131	3,189
Foreign exchange contracts	Deferred charges and other assets	48	—

Total asset derivatives designated as hedging instruments		2,587	3,463
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	329	—

Total asset derivatives		$2,916	$3,463

Liability Derivatives	Classification	April 1, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued and other current liabilities	—	708
Commodity contracts	Accounts payable	414	1,228
Commodity contracts	Other liabilities	6	4
Foreign exchange contracts	Accounts payable	2,747	2,698
Foreign exchange contracts	Other liabilities	50	—

Total liability derivatives designated as hedging instruments		3,217	5,884
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	6,648	10,945
Foreign exchange contracts	Other liabilities	7,445	12,036
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	73,820	75,350

Total liability derivatives		$91,130	$104,215

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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three and six month periods ended April 1, 2012 and April 3, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Location of Gain (Loss) Recognized in Income on Derivatives
Three Months	2012	2011	2012	2011	2012	2011
Commodity contracts	$1,124	$(150)	$(189)	$784	$33	$(6)	Cost of goods sold
Interest rate contracts	36	(67)	(205)	(839)	—	(148)	Interest expense
Foreign exchange contracts	463	616	(88)	(88)	—	—	Net sales
Foreign exchange contracts	(4,855)	(12,732)	(639)	(1,967)	—	—	Cost of goods sold

Total	$(3,232)	$(12,333)	$(1,121)	$(2,110)	$33	$(154)

Six Months	2012	2011	2012	2011	2012	2011
Commodity contracts	$379	$1,873	$(555)	$1,334	$14	$(5)	Cost of goods sold
Interest rate contracts	15	(60)	(864)	(1,688)	—	(250)	Interest expense
Foreign exchange contracts	334	227	(210)	(207)	—	—	Net sales
Foreign exchange contracts	(3,547)	(10,790)	(1,894)	(4,092)	—	—	Cost of goods sold

Total	$(2,819)	$(8,750)	$(3,523)	$(4,653)	$14	$(255)

Fair Value Contracts and Other

For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three and six month periods ended April 1, 2012 and April 3, 2011 the Company recognized the following gains (losses) on those derivatives:

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain ( Loss) Recognized in Income on Derivatives
	Three Months		Six Months
	2012	2011	2012	2011
Foreign exchange contracts	$(3,452)	$(18,948)	$3,793	$(9,890)	Other income (expense), net
Equity conversion feature of preferred stock	(26,390)	—	1,530	—	Other income (expense), net

Total	$(29,842)	$(18,948)	$5,323	$(9,890)

Additional Disclosures

Cash Flow Hedges

Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At April 1, 2012 Spectrum Brands did not have any of such interest swaps outstanding.

Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”. At April 1, 2012, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2013 with a contract value of $174,255. The derivative net loss on these contracts recorded in AOCI at April 1, 2012 was $(260), net of tax benefit of $166 and noncontrolling interest of $193. At April 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $(227) net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 1, 2012, Spectrum Brands had a series of such swap contracts outstanding through July 2014 for 13 tons of raw materials with a contract value of $26,039. The derivative net gain on these contracts recorded in AOCI at April 1, 2012 was $12, net of tax expense of $2 and noncontrolling interest of $9. At April 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $(10), net of tax and noncontrolling interest.

Fair Value Contracts

Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 1, 2012 and September 30, 2011, Spectrum Brands had $194,490 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands is exposed to economic risk from foreign currencies, including firm commitments for purchases of materials denominated in South African Rand. Periodically Spectrum Brands economically hedges a portion of the risk associated with these purchases through forward and swap foreign exchange contracts. These contracts are designated as fair value hedges. The hedges effectively fix the foreign exchange in U.S. Dollars on a specified amount of Rand to a future payment date. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. The unrealized gains or losses are reversed from earnings as the hedged purchases of materials affects earnings. At April 1, 2012, Spectrum Brands had $2,088 of such foreign exchange derivative contracts outstanding (none as of September 30, 2011).

Credit Risk

Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which were $11 and $18 at April 1, 2012 and September 30, 2011, respectively.

Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At April 1, 2012 and September 30, 2011, Spectrum Brands had posted cash collateral of $1,692 and $418, respectively, related to such liability positions. In addition, at September 30, 2011, Spectrum Brands had posted standby letters of credit of $2,000 (none at April 1, 2012) related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheet.

Insurance and Financial Services

FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheet at fair value and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. The fair value of derivative instruments, including derivative instruments embedded in Fixed Indexed Annuity (“FIA”) contracts, is as follows:

	April 1, 2012	September 30, 2011
Assets:
Derivative investments:
Call options	$185,753	$52,335
Futures contract	794	—

	$186,547	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,496,803	$1,396,340
Other liabilities:
Future contracts	—	3,828
Available-for-sale embedded derivative	376	400

	$1,497,179	$1,400,568

The change in fair value of derivative instruments included in the Condensed Consolidated Statements of Operations is as follows:

	April 1, 2012
	Three Months	Six Months
Revenues:
Net investment gains:
Call options	$73,338	$93,279
Future contracts	25,607	40,503

	98,945	133,782
Net investment income:
Available-for-sale embedded derivatives	12	24

	$98,957	$133,806

Benefits and other changes in policy reserves:
FIA embedded derivatives	$41,730	$100,463

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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

	Credit Rating (Moody’s/S&P)	April 1, 2012		September 30, 2011
Counterparty		Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa1/A	$2,103,248	$62,034	$1,692,142	$14,637
Morgan Stanley	A2/A	1,505,422	47,105	1,629,247	15,373
Deutsche Bank	Aa3/A+	1,457,477	47,554	1,463,596	11,402
Credit Suisse	Aa2/A	201,590	8,328	327,095	2,785
Barclay’s Bank	Aa3/A+	142,133	3,347	385,189	4,105
Royal Bank of Scotland	A3/A-	127,175	7,581	—	—
Nomura	Baa2/BBB+	107,000	9,804	107,000	4,033

		$5,644,045	$185,753	$5,604,269	$52,335

Collateral Agreements

FGL is required to maintain minimum ratings as a matter of routine practice in its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of April 1, 2012 and September 30, 2011, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $185,753 and $52,335 at April 1, 2012 and September 30, 2011, respectively.

FGL held 2,690 and 2,458 futures contracts at April 1, 2012 and September 30, 2011, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the “Insurance and Financial Services” sections of the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $9,241 and $9,820 at April 1, 2012 and September 30, 2011, respectively.

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	April 1, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Consumer Products and Other
Cash and cash equivalents	$303,438	$—	$—	$303,438	$303,438
Contingent purchase price reduction receivable	—	—	41,000	41,000	41,000
Short-term investments (including related interest receivable of $6)
Equity securities — trading	177,113	—	—	177,113	177,113
Fixed maturity securities —held-to-maturity	—	34,993	—	34,993	35,002
Fixed maturity securities — trading	—	6,625	—	6,625	6,625
Derivatives:
Foreign exchange forward agreements	—	2,508	—	2,508	2,508
Commodity swap and option agreements	—	408	—	408	408

Insurance and Financial Services
Cash and cash equivalents	1,973,399	42,831	—	2,016,230	2,016,230
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	84,821	502,938	587,759	587,759
Commercial mortgage-backed securities	—	539,221	—	539,221	539,221
Corporates	—	10,883,932	120,180	11,004,112	11,004,112
Hybrids	—	667,303	5,100	672,403	672,403
Municipals	—	951,573	10,308	961,881	961,881
Agency residential mortgage-backed securities	—	179,476	3,330	182,806	182,806
Non-agency residential mortgage-backed securities	—	462,200	1,217	463,417	463,417
U.S. Government	94,941	—	—	94,941	94,941
Equity securities — available-for-sale	—	236,391	—	236,391	236,391
Derivative financial instruments	—	186,547	—	186,547	186,547
Asset-backed loans and other invested assets	—	—	55,569	55,569	55,569

Total financial assets	$2,548,891	$14,278,829	$739,642	$17,567,362	$17,567,371

Liabilities
Consumer Products and Other
Total debt	$510,000	$2,006,738	$—	$2,516,738	$2,379,516
Derivatives:
Foreign exchange forward agreements	—	16,890	—	16,890	16,890
Commodity swap and option agreements	—	420	—	420	420
Equity conversion feature of preferred stock	—	—	73,820	73,820	73,820
Redeemable preferred stock, excluding equity conversion feature	—	—	375,480	375,480	307,733

Insurance and Financial Services
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,496,803	1,496,803	1,496,803
Available-for-sale embedded derivatives	—	—	376	376	376
Investment contracts, included in contractholder funds	—	—	12,266,715	12,266,715	13,675,365

Total financial liabilities	$510,000	$2,024,048	$14,213,194	$16,747,242	$17,950,923

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Consumer Products and Other
Cash and cash equivalents	$321,352	$—	$—	$321,352	$321,352
Short-term investments (including related interest receivable of $9)
Equity securities — trading	238,062	24,023	—	262,085	262,085
Fixed maturity securities — held to maturity	—	75,899	—	75,899	75,897
Fixed maturity securities — trading	—	12,665	—	12,665	12,665
Derivatives:
Foreign exchange forward agreements	—	3,189	—	3,189	3,189
Commodity swap and option agreements	—	274	—	274	274

Insurance and Financial Services
Cash and cash equivalents	813,239	2,768	—	816,007	816,007
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	125,966	374,518	500,484	500,484
Commercial mortgage-backed securities	—	565,577	—	565,577	565,577
Corporates	—	11,696,090	159,684	11,855,774	11,855,774
Hybrids	—	654,084	5,205	659,289	659,289
Municipals	—	936,484	—	936,484	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517	444,517
U.S. Government	183,324	—	—	183,324	183,324
Equity securities — available-for-sale	—	287,043	—	287,043	287,043
Derivative financial instruments	—	52,335	—	52,335	52,335
Other invested assets	—	—	44,279	44,279	44,279

Total financial assets	$1,555,977	$15,095,868	$590,757	$17,242,602	$17,242,600

Liabilities
Consumer Products and Other
Total debt	$500,000	$1,635,528	$—	$2,135,528	$2,048,780
Derivatives:
Foreign exchange forward agreements	—	25,679	—	25,679	25,679
Interest rate swap agreements	—	1,954	—	1,954	1,954
Commodity swap and option agreements	—	1,232	—	1,232	1,232
Equity conversion feature of preferred stock	—	—	75,350	75,350	75,350
Redeemable preferred stock, excluding equity conversion feature	—	—	337,060	337,060	292,437

Insurance and Financial Services
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,396,340	1,396,340	1,396,340
Future contracts	—	3,828	—	3,828	3,828
Available-for-sale embedded derivatives	—	—	400	400	400
Investment contracts, included in contractholder funds	—	—	11,992,013	11,992,013	13,153,630
Note payable	—	95,000	—	95,000	95,000

Total financial liabilities	$500,000	$1,763,221	$13,801,163	$16,064,384	$17,094,630

The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices. Investment contracts include deferred annuities, FIAs, universal life insurance (“UL”) and immediate annuities. The fair values of deferred annuity, FIAs, and UL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At April 1, 2012 and September 30, 2011, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value. The fair value of FGL’s note payable at September 30, 2011 approximated its carrying value as it was settled or retired at such carrying value in October 2011.

Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

FGL measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and FGL will then consistently apply the valuation methodology to measure the security’s fair value. FGL’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. FGL uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.

FGL did not adjust prices received from third parties as of April 1, 2012 and September 30, 2011. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what FGL would expect to receive or pay at the balance sheet date if it cancelled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represent the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives.

The fair values of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value, were as follows:

	Fair Value at April 1, 2012	Valuation technique	Unobservable input(s)	Range (Weighted average)
Assets
Contingent purchase price reduction receivable	$41,000	Discounted cash flow	Probability of collection Expected term Discount rate Credit insurance risk premium	88% - 96% 1 year 0.74% 11.7%
Asset-backed securities	502,938	Broker-quoted	Offered quotes	82.23% - 101.4% (93.4%)
Corporates	120,180	Broker-quoted	Offered quotes	0% - 137.48% (77.8%)
Hybrids	5,100	Broker-quoted	Offered quotes	0% - 102% (17%)
Municipals	10,308	Broker-quoted	Offered quotes	98.59% - 122.56% (100.86%)
Agency residential-mortgage-backed securities	3,330	Broker-quoted	Offered quotes	0% - 101.48% (34.21%)
Non-agency residential-mortgage-backed securities	1,217	Broker-quoted	Offered quotes	34.03% - 68.21% (44.87%)

Total	$684,073

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,496,803	Discounted cash flow	Market value of option	0% - 27.99% (3.12%)
			SWAP rates Mortality multiplier Surrender rates	1.27% - 2.29% (1.78%) 70% - 70% (70%) 2% - 50% (7%)
			Non-performance spread	0.25% - 0.25% (0.25%)

Equity conversion feature of preferred stock	73,820	Monte Carlo simulation / Option model	Annualized volatility of equity Discount yield Non-cash accretion rate Calibration factor	37% (37%) 12.5% - 12.7% (12.6%) 0% - 4% 25%
Available-for-sale embedded derivatives	376	Broker-quoted	Offered quote	$31.79

Total	$1,570,999

The significant unobservable inputs used in the fair value measurement of the contingent purchase price reduction receivable are the probability of collection depending on the outcomes of litigation and regulatory action, the expected term until payment, discount rate and the credit insurance risk premium. Generally, an increase in the assumptions for the expected term, discount rate and credit insurance risk premium would decrease the fair value of the contingent purchase price receivable. An increase in the probability of collection would increase the fair value of the contingent purchase price reduction receivable.

The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier is based on the 1983 annuity table and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.

The significant unobservable inputs used in the fair value measurement of the equity conversion feature of the Company’s preferred stock are annualized volatility of the market value of the Company’s listed shares of common stock, the discount yield as of the valuation date, a calibration factor to the issued date fair value of the

Preferred Stock and the forecasted non-cash accretion rate. Significant increases (decreases) in any of the inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, an increase in the assumptions used for the volatility and discount yield assumptions would increase the fair value of the equity conversion feature of preferred stock, and maintaining a higher forecasted non-cash accretion rate, would also increase the fair value of the equity conversion feature of preferred stock. A decrease in the calibration factor would result in a increase in the fair value of the equity conversion feature of preferred stock.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six month periods ended April 1, 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three Month Period Ended April 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$—	$41,000	$—	$—	$—	$41,000
Fixed maturity securities, available-for-sale:
Asset-backed securities	400,703	—	10,641	80,771	10,823	502,938
Corporates	138,553	89	(1,409)	(17,106)	53	120,180
Hybrids	5,138	—	(38)	—	—	5,100
Municipals	50	(1)	72	10,187	—	10,308
Agency residential mortgage-backed securities	3,312	—	18	—	—	3,330
Non-agency residential mortgage-backed securities	3,637	—	(58)	(117)	(2,245)	1,217

Total assets at Level 3 fair value	$551,393	$41,088	$9,226	$73,735	$8,631	$684,073

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,455,073)	$(41,730)	$—	$—	$—	$(1,496,803)
Available-for-sale embedded derivatives	(388)	12	—	—	—	(376)
Equity conversion feature of preferred stock	(47,430)	(26,390)	—	—	—	(73,820)

Total liabilities at Level 3 fair value	$(1,502,891)	$(68,108)	$—	$—	$—	$(1,570,999)

	Six Month Period Ended April 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$—	$41,000	$—	$—	$—	$41,000
Fixed maturity securities available-for-sale:
Asset-backed securities	374,518	—	6,066	111,531	10,823	502,938
Corporates	159,684	23	(2,265)	(26,917)	(10,345)	120,180
Hybrids	5,205	—	(105)	—	—	5,100
Municipals	—	(2)	72	10,177	61	10,308
Agency residential mortgage-backed securities	3,312	—	18	—	—	3,330
Non-agency residential mortgage-backed securities	3,759	—	(83)	(214)	(2,245)	1,217

Total assets at Level 3 fair value	$546,478	$41,021	$3,703	$94,577	$(1,706)	$684,073

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,396,340)	$(100,463)	$—	$—	$—	$(1,496,803)
Available-for-sale embedded derivatives	(400)	24	—	—	—	(376)
Equity conversion feature of preferred stock	(75,350)	1,530	—	—	—	(73,820)

Total liabilities at Level 3 fair value	$(1,472,090)	$(98,909)	$—	$—	$—	$(1,570,999)

(a)	The net transfers in and out of Level 3 during the three and six month periods ended April 1, 2012 were exclusively to or from Level 2.

FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six month periods ended April 1, 2012.

During the three and six month periods ended April 1, 2012, primary market issuance and secondary market activity for certain non-agency residential mortgage-backed securities and corporate securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of April 1, 2012. Accordingly, FGL’s assessment resulted in a net transfer out of Level 3 of $2,245 and $12,590 related to non-agency residential mortgage-backed securities and corporate securities and a net transfer in to Level 3 of $10,876 and $10,884 related to asset-backed securities, corporates and municipal securities during the three and six months ended April 1, 2012, respectively.

The following table presents the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the three and six month periods ended April 1, 2012. There were no issuances during this period.

	Three Month Period Ended April 1, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$93,522	$—	$(12,751)	$80,771
Corporates	1,326	(9,674)	(8,758)	(17,106)
Municipal	10,197	—	(10)	10,187
Non-agency residential mortgage-backed securities	—	—	(117)	(117)

Total assets at Level 3 fair value	$105,045	$(9,674)	$(21,636)	$73,735

	Six Month Period Ended April 1, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$132,351	$—	$(20,820)	$111,531
Corporates	1,326	(16,685)	(11,558)	(26,917)
Municipal	10,197	—	(20)	10,177
Non-agency residential mortgage-backed securities	—	—	(214)	(214)

Total assets at Level 3 fair value	$143,874	$(16,685)	$(32,612)	$94,577

(6) Goodwill and Intangibles

Consumer Products and Other

A summary of the changes in the carrying amounts of goodwill and intangible assets of the Consumer Products Segment is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total
Balance at September 30, 2011	$610,338	$826,795	$857,114	$1,683,909
Business acquisitions (Note 14)	85,875	22,000	82,118	104,118
Amortization during period	—	—	(30,449)	(30,449)
Effect of translation	557	(1,472)	(1,102)	(2,574)

Balance at April 1, 2012	$696,770	$847,323	$907,681	$1,755,004

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

Intangible assets subject to amortization include customer relationships, certain trade names and proprietary technology, which are summarized as follows:

	April 1, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$800,612	$93,011	$707,601	$738,937	$73,373	$665,564	15-20 years
Trade names	149,700	22,599	127,101	149,700	16,320	133,380	4-12 years
Technology assets	90,924	17,945	72,979	71,805	13,635	58,170	4-17 years

	$1,041,236	$133,555	$907,681	$960,442	$103,328	$857,114

Amortization expense for the three and six month periods ended April 1, 2012 and April 3, 2011 is as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Customer relationships	$10,269	$9,526	$19,860	$19,058
Trade names	3,140	3,140	6,279	6,279
Technology assets	2,412	1,649	4,310	3,297

	$15,821	$14,315	$30,449	$28,634

The Company estimates annual amortization expense of intangible assets of the Consumer Products segment for the next five fiscal years will approximate $63,000 per year.

Insurance and Financial Services

Intangible assets of the Company’s insurance segment include VOBA and DAC. Information regarding VOBA and DAC, including deferred sales inducements (“DSI”), is as follows:

	VOBA	DAC	Total
Balance at September 30, 2011	$419,060	$38,107	$457,167
Deferrals	—	97,237	97,237
Less: Components of amortization:
Unlocking	(112)	590	478
Interest	14,269	960	15,229
Periodic amortization	(91,680)	(9,126)	(100,806)
Add: Adjustment for change in unrealized investment losses (gains), net	(24,303)	(6,367)	(30,670)

Balance at April 1, 2012	$317,234	$121,401	$438,635

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of April 1, 2012 and September 30, 2011, the VOBA balance included cumulative adjustments for net unrealized investment gains of $(194,420) and $(170,117), respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $(8,513) and $(2,146), respectively.

The above DAC balances include $7,402 and $5,048 of DSI, net of shadow adjustments, as of April 1, 2012 and September 30, 2011, respectively.

The weighted average amortization period for VOBA and DAC are approximately 5.0 and 6.0 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
For the fiscal periods ending September 30,	VOBA	DAC
2012	$30,748	$7,537
2013	72,387	13,360
2014	67,381	14,755
2015	58,781	14,090
2016	52,067	13,205
Thereafter	230,290	66,967

(7) Debt

The Company’s consolidated debt consists of the following:

	April 1, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
HGI:
10.625% Senior Secured Notes, due November 15, 2015	$500,000	10.625%	$500,000	10.625%
Spectrum Brands:
Term loan, due June 17, 2016	522,510	5.1%	525,237	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Senior Notes, due March 15, 2020	300,000	6.75%	—	—
12% Senior Subordinated Toggle Notes due 2019	—	—	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	50,000	2.7%	—	2.5%
Other notes and obligations	30,340	10.3%	19,333	10.5%
Capitalized lease obligations	25,427	6.6%	24,911	6.2%

	2,378,277		2,064,512
Original issuance premiums (discounts) on debt, net	1,239		(15,732)
Less current maturities	33,906		16,090

Long-term debt — Consumer Products and Other	$2,345,610		$2,032,690

FGL:
Note payable — Insurance and Financial Services	$—		$95,000

Spectrum Brands

In March 2012, Spectrum Brands issued $300,000 aggregate principal amount of its 6.75% Senior Notes due 2020 (the “6.75% Notes”) and used part of the proceeds of the offering to accept for purchase $231,509 of its 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 12% Notes. Also in March 2012, Spectrum Brands deposited sufficient funds in trust with the trustee under the indenture governing the 12% Notes to satisfy and discharge the $13,522 of 12% Notes that remained outstanding (the “Satisfaction and Discharge”) following completion of the Tender Offer.

As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 12% Notes on or about the call date of August 28, 2012. Spectrum Brands has a contingent obligation for payment of the 12% Notes were the trustee to default on its payment obligations. Spectrum Brands believes the risk of such default is remote and therefore has not recorded a related liability.

In connection with the Tender Offer and Satisfaction and Discharge, Spectrum Brands recorded $27,497 of charges to “Interest expense” in the Condensed Consolidated Statements of Operations for the three and six month periods ended April 1, 2012, consisting of $23,777 of cash charges for fees and expenses related to the Tender Offer, $1,623 of cash charges related to the Satisfaction and Discharge and $2,097 of non-cash charges for the write-off of debt issuance costs and unamortized premium.

The indenture governing the 6.75% Notes (the “2020 Indenture”) contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2020 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.75% Notes. If any other event of default under the 2020 Indenture occurs and is continuing, the trustee for the 2020 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.75% Notes may declare the acceleration of the amounts due under those notes.

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

In connection with the 6.75% Note offering, the Term Loan amendment and the 9.5% Note offering, Spectrum Brands recorded $5,814, $557 and $3,570, respectively, of fees during the six month period ended April 1, 2012. The fees are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of April 1, 2012 and are being amortized to interest expense utilizing the effective interest method over the respective terms of the debt. In connection with the Term Loan amendment, Spectrum Brands also recorded cash charges of $501 as an increase to “Interest expense” during the six month period ended April 1, 2012.

As a result of borrowings and payments under the ABL Revolving Credit Facility at April 1, 2012, Spectrum Brands had aggregate borrowing availability of approximately $125,337, net of lender reserves of $27,471 and outstanding letters of credit of $28,488.

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

Consolidated

The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made during the three and six month periods ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Service cost	$667	$817	$1,299	$1,635
Interest cost	2,762	2,772	4,899	5,543
Expected return on assets	(2,272)	(2,216)	(3,770)	(4,433)
Recognized net actuarial loss	248	97	278	194
Employee contributions	(46)	(129)	(92)	(257)

	$1,359	$1,341	$2,614	$2,682

Contributions made during period	$1,704	$2,097	$2,577	$3,011

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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and six month periods ended April 1, 2012 were as follows:

	Three Months		Six Months
	Net Premiums Earned	Net Benefits Incurred and Reserve Changes	Net Premiums Earned	Net Benefits Incurred and Reserve Changes
Direct	$75,061	$287,105	$151,235	$524,830
Assumed	12,115	9,516	24,310	17,981
Ceded	(73,863)	(54,783)	(145,419)	(124,099)

Net	$13,313	$241,838	$30,126	$418,712

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six month periods ended April 1, 2012, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance.

No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

FGL closed on a significant reinsurance agreement during the six months ended April 1, 2012 as described below.

Wilton Agreement

On January 26, 2011, Harbinger F&G, LLC (“HFG”), a wholly-owned subsidiary of the Company and the parent of FGL, entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Reassurance Company (“Wilton Re”), a wholly-owned subsidiary of Wilton and a Minnesota insurance company to enter into two amendments to an existing reinsurance agreement with Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), FGL’s principal insurance subsidiary. Effective April 26, 2011, HFG elected the second amendment under the Commitment Agreement (the “Raven Springing Amendment”) that committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Reinsurance Company (“Raven Re”), a wholly-owned subsidiary of FGL, on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG’s obligation under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) to replace the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. FGL Insurance transferred assets with a fair value of $580,683, including ceding commission, to Wilton Re.

FGL has a significant concentration of reinsurance with Wilton Re that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of April 1, 2012 the net amount recoverable from Wilton Re was $1,250,459. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers. As of April 1, 2012, Wilton Re and FGL are still reviewing the settlements associated with new reinsurance transactions FGL entered into after the Company’s acquisition of FGL. This ongoing review could result in future adjustments to the settlement amounts reflected in these financial statements.

(10) Stock Compensation

The Company recognized consolidated stock compensation expense for the three and six month periods ended April 1, 2012 and April 3, 2011 as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Stock compensation expense	$7,363	$8,703	$11,813	$14,346
Related tax benefit	2,432	3,036	3,967	5,000
Noncontrolling interest	1,910	2,565	3,229	4,226

Net	$3,021	$3,102	$4,617	$5,120

The amounts before taxes and non-controlling interest are principally included in “Selling, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

HGI

HGI granted approximately 2,000 and 2,075 stock option awards during the three and six month periods ended April 1, 2012, respectively. All of these grants are time based, and vest over periods of 3 to 4 years. The total fair value of the stock option grants on their respective grant dates was approximately $3,589.

HGI granted approximately 700 and 768 restricted stock awards during the three and six month periods ended April 1, 2012, respectively. All of these grants are time based, and vest over periods of 7 months to 3 years. The total fair value of the restricted stock grants on their respective grant dates was approximately $3,719.

HGI granted approximately 22 restricted stock unit awards during the six month period ended April 1, 2012. There were no restricted stock units granted during the three months ended April 1, 2012. All of these grants are time based, and vest over periods of 7 months to 1 year. The total fair value of the restricted stock grants on their respective grant dates was approximately $100.

The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

2012
Risk-free interest rate	1.12% - 1.19%
Assumed dividend yield	—
Expected option term	6 years
Volatility	33% - 35%

A summary of HGI’s outstanding stock-based awards as of April 1, 2012, and changes during the six month period, are as follows:

Stock Option Awards	Options	Weighted Average Exercise Price
HGI stock options outstanding at September 30, 2011	143	$6.77
Granted	2,075	4.85
Exercised	(8)	3.33
Forfeited or expired	—	—

HGI stock options outstanding at April 1, 2012	2,210	4.98

Exercisable at April 1, 2012	87	6.99

Vested or expected to vest at April 1, 2012	2,210	4.98

The weighted-average remaining contractual term of outstanding stock option awards was 9.74 years.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
HGI restricted stock outstanding at September 30, 2011	—	$—
Granted	768	4.84
Exercised	—	—
Forfeited or expired	—	—

HGI restricted stock outstanding at April 1, 2012	768	4.84

Vested or expected to vest at April 1, 2012	768	4.84

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
HGI restricted stock units outstanding at September 30, 2011	—	$—
Granted	22	4.61
Exercised	—	—
Forfeited or expired	—	—

HGI restricted share units outstanding at April 1, 2012	22	4.61

Vested or expected to vest at April 1, 2012	22	4.61

Spectrum Brands

Spectrum Brands granted approximately 13 and 717 restricted stock units during the three and six month periods ended April 1, 2012, respectively. Of these grants, 18 restricted stock units are time based and vest over a one year period. The remaining 699 restricted stock units are performance and time-based and vest over a two year period. The total fair value of the restricted stock units on the dates of the grants was approximately $19,280.

The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

A summary of the Spectrum Brands’ non-vested restricted stock awards and restricted stock units as of April 1, 2012, and changes during the six month period, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Spectrum Brands restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(97)	23.19	(2,249)

Spectrum Brands restricted stock awards at April 1, 2012	26	28.00	$728

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Spectrum Brands restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	717	26.89	19,280
Forfeited	(45)	28.27	(1,272)
Vested	(393)	28.76	(11,301)

Spectrum Brands restricted stock units at April 1, 2012	1,924	28.26	$54,363

FGL

On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGL common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests with respect to a participant’s option shares.

On January 6, 2012, FGL granted 205 stock option awards under the terms of the plan. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their respective grant dates was approximately $623.

The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

2012
Risk-free interest rate	0.8%
Assumed dividend yield	10.0%
Expected option term	4.5 years
Volatility	35.0%

A summary of FGL’s outstanding stock options as of April 1, 2012, and changes during the six month period, is as follows:

Stock Option Awards	Options	Weighted Average Exercise Price
FGL stock options outstanding at September 30, 2011	—	$—
Granted	205	38.14
Exercised	—	—
Forfeited or expired	—	—

FGL stock options outstanding at April 1, 2012	205	38.14

Exercisable at April 1, 2012	—	—

Vested or expected to vest at April 1, 2012	160	38.14

(11) Income Taxes

For the three and six months ended April 1, 2012, the Company’s effective tax rates of 101% and 55%, respectively, were higher than the United States Federal statutory rate of 35% primarily as a result of: (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable and (iii) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors was: (i) a $19,035 release by FGL in the three and six month periods of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction, (ii) a $41,000 gain in the three and six month periods on a contingent purchase price reduction receivable for which no tax provision is necessary and (iii) a $13,915 release by Spectrum Brands in the six month period of valuation allowances on deferred tax assets as a result of a recent acquisition. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances as the Company concluded the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

For the three and six months ended April 3, 2011, the Company’s effective tax rates were (42)% and (112)%, respectively. Despite consolidated pretax losses, income tax expense was recorded in these periods primarily as a result of: (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more- likely-than-not realizable and (iii) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States.

The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit based on the technical merits of the position. At April 1, 2012 and September 30, 2011, the Company had $6,277 and $9,013, respectively, of unrecognized tax benefits on uncertain tax positions. The Company also had approximately $4,431 and $4,682, respectively of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. The Company does not expect its balance of unrecognized tax benefits at April 1, 2012 to materially change over the next twelve months.

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

The following table sets forth the computation of basic and diluted EPS for the three and six month periods ended April 1, 2012 and April 3, 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Net income (loss) attributable to common and participating preferred stockholders	$(3,855)	$(61,950)	$19,904	$(82,020)

Participating shares at end of period:
Common shares outstanding	139,349	139,202	139,349	139,202
Preferred shares (as-converted basis)	62,215	—	62,215	—

Total	201,564	139,202	201,564	139,202

Percentage of income (loss) allocated to:
Common shares	69.1%	100.0%	69.1%	100.0%
Preferred shares	30.9%	—	30.9%	—
Net income (loss) attributable to common shares—basic and diluted	$(2,665)	$(61,950)	$13,760	$(82,020)

Weighted-average common shares outstanding—basic and diluted	139,347	139,202	139,347	139,200
Net income (loss) per common share attributable to controlling interest:
Basic	$(0.02)	$(0.45)	$0.10	$(0.59)

Diluted	$(0.02)	$(0.45)	$0.10	$(0.59)

The number of common shares outstanding used in calculating the weighted average thereof reflects: (i) for the period prior to the January 7, 2011 date of the Spectrum Brands Acquisition, the number of HGI common shares outstanding plus the 119,910 HGI common shares subsequently issued in connection with the Spectrum Brands Acquisition and (ii) for the periods subsequent to and including January 7, 2011, the actual number of HGI common shares outstanding, excluding nonvested restricted shares.

At April 1, 2012, there were 62,215 and 2,210 potential common shares issuable upon the conversion of the Preferred Stock and exercise of stock options, respectively, excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and the effect of the stock options would have been anti-dilutive in the applicable periods presented. The Preferred Stock had a weighted average conversion price of $6.64 and the stock options had a weighted average exercise price of $4.98 per share.

(13) Commitments and Contingencies

The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $14,211 at April 1, 2012. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

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

Spectrum Brands

Spectrum Brands has provided approximately $8,062 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.

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

Regulatory Matters

FGL

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At April 1, 2012, FGL has accrued $5,909 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,232.

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

Unfunded Asset Based Lending Commitments

Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At April 1, 2012, the notional amount of unfunded, legally binding lending commitments was approximately $17,700, of which $2,100 expires in one year or less, and the remainder expires between one and three years.

Shareholder Contingencies

The Master Fund has pledged all of its shares of the Company’s common stock, together with securities of other issuers to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of the Company’s common stock. The sale or other disposition of a sufficient number of such shares (including any foreclosure on or sale of the Company’s shares pledged as collateral) to non-affiliates could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ debt instruments and other obligations (including the 10.625% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements. Any such sale or disposition may also cause the Company and its subsidiaries to be unable to utilize certain of their net operating loss and other tax carryforwards for income tax purposes.

(14) Acquisitions

FGL Update

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350,000 (including $5,000 re-characterized as an expense), which amount could be reduced by up to $50,000 post closing (as discussed further below).

Measurement Period Adjustments

During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. During the six month period ended April 1, 2012, the Company finalized such provisional amounts which were previously disclosed in the Form 10-K as of September 30, 2011.

The following table summarizes the provisional and final amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition date:

	April 6, 2011
	Provisional Amounts	Measurement Period Adjustments	Final Amounts
Investments, cash and accrued investment income, including cash acquired of $1,040,470	$17,705,419	$—	$17,705,419
Reinsurance recoverable	929,817	15,246	945,063
Intangible assets (VOBA)	577,163	—	577,163
Deferred tax assets	256,584	(3,912)	252,672
Other assets	72,801	—	72,801

Total assets acquired	19,541,784	11,334	19,553,118

Contractholder funds and future policy benefits	18,415,022	—	18,415,022
Liability for policy and contract claims	60,400	—	60,400
Note payable	95,000	—	95,000
Other liabilities	475,285	4,070	479,355

Total liabilities assumed	19,045,707	4,070	19,049,777

Net assets acquired	496,077	7,264	503,341
Cash consideration, net of $5,000 re-characterized as expense	345,000	—	345,000

Bargain purchase gain	$151,077	$7,264	$158,341

Reinsurance Transactions

On January 26, 2011, HFG entered into the Commitment Agreement committing Wilton Re to enter into two amendments to an existing reinsurance agreement with FGL Insurance. FGL considered the effects of these amendments in the purchase price allocation. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton and transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. As discussed further in Note 9, effective April 26, 2011, HFG elected the second amendment (the Raven Springing Amendment) that committed FGL Insurance to cede to Wilton Re the Raven Block and on September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the FGL opening balance sheet and purchase price allocation. Of the ongoing settlement adjustments resolved with Wilton Re, as discussed in Note 9, it was determined that $11,176, less $3,912 of deferred income taxes, related to the pre-acquisition period, and were reflected as measurement period adjustments to the initial purchase price allocation.

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company sought to enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGL whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

The Front Street Reinsurance Transaction required the approval of the Maryland Insurance Administration (the “MIA”). The F&G Stock Purchase Agreement provides that, the seller may be required to pay up to $50,000 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties.

Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition date and at each subsequent quarterly remeasurement date through January 1, 2012. As of April 1, 2012, management now believes that it is near certain that the purchase price will be required to be reduced by the full $50,000 amount and has estimated a fair value of $41,000 for the contingent receivable, reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41,000 estimated fair value of the contingent receivable has been reflected in “Receivables, net” in the Condensed Consolidated Balance Sheet as of April 1, 2012 with a corresponding credit to “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three and six months ended April 1, 2012.

Supplemental Pro Forma Information

The following table reflects the Company’s pro forma results as if the FGL Acquisition was completed on October 1, 2010 and the results of FGL had been included in the three and six month periods ended April 3, 2011.

	Three Months Ended April 3, 2011	Six Months Ended April 3, 2011
Revenues:
Reported revenues	$693,885	$1,554,952
FGL adjustment(a)	340,729	685,767

Pro forma revenues	$1,034,614	$2,240,719

Net income (loss):
Reported net loss	$(84,785)	$(113,846)
FGL adjustment(a)	42,233	84,912

Pro forma net loss	$(42,552)	$(28,934)

Basic and diluted net income (loss) per common share attributable to controlling interest:
Reported net loss per common share	$(0.45)	$(0.59)
FGL adjustment	0.31	0.61

Pro forma net income (loss) per common share	$(0.14)	$0.02

(a)	The FGL adjustments primarily reflect the following pro forma adjustments applied to FGL’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•

Adjustments to reflect the impacts of the recapture of the life business from an affiliate of OMGUK and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer, including the amortization of a related $13,750 reserve credit facility structuring fee;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on a new $95,000 surplus note payable (which was subsequently settled in October 2011);

•	Adjustments to reflect the full-period effect of interest expense on the initial $350,000 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition.

The FGL adjustments do not include the $158,341 non-recurring bargain purchase gain which was recorded as of the FGL Acquisition date.

Other Acquisitions

During the six month period ended April 1, 2012, Spectrum Brands completed the following acquisitions which were not considered significant individually or collectively:

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

The results of Black Flag’s operations since October 31, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The purchase price of $43,750 has been allocated to the acquired net assets, including $25,000 of identifiable intangible assets, $15,852 of goodwill, $2,509 of inventories, and $389 of properties and other assets, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters and residual goodwill.

FURminator

On December 22, 2011, Spectrum Brands completed the $141,745 cash acquisition of FURminator, Inc. (“FURminator”) from HKW Capital Partners III, L.P. FURminator is a leading worldwide provider of branded and patented pet deshedding products. In accordance with ASC 805, Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting.

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

The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in “Selling, general and administrative expenses,” such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in “Selling, general and administrative expenses” include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). The following table summarizes restructuring and related charges incurred by the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the three and six month periods ended April 1, 2012 and April 3, 2011 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Six Months		Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:	2012	2011	2012	2011
Global Cost Reduction	$4,173	$4,378	$11,302	$8,107	$75,630	$7,970	$83,600	January 31, 2015
Other	96	769	692	2,605

	$4,269	$5,147	$11,994	$10,712

Classification:
Cost of goods sold	$1,660	$2,053	$6,265	$2,647
Selling, general and administrative	2,609	3,094	5,729	8,065

	$4,269	$5,147	$11,994	$10,712

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the six month period ended April 1, 2012:

	Accrual Balance at September 30, 2011	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at April 1, 2012	Expensed as Incurred (a)
Global Cost Reduction Initiatives:
Termination benefits	$8,795	$269	$(5,733)	$182	$3,513	$3,518
Other costs	3,021	201	(767)	(454)	2,001	7,314

	11,816	470	(6,500)	(272)	5,514	10,832

Other initiatives	4,371	(32)	(1,588)	60	2,811	724

	$16,187	$438	$(8,088)	$(212)	$8,325	$11,556

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(16) Other Required Disclosures

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal year 2013. The Company does not expect the guidance to impact its consolidated financial statements, as such guidance only requires a change in the format of presentation.

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

Receivables and Concentrations of Credit Risk

“Receivables, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	April 1, 2012	September 30, 2011
Trade accounts receivable	$384,014	$370,733
Contingent purchase price reduction receivable (see Note 14)	41,000	—
Other receivables	45,127	37,678

	470,141	408,411
Less: Allowance for doubtful trade accounts receivable	13,774	14,128

	$456,367	$394,283

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

Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 23% of Spectrum Brands’ net sales during the three and six month periods ended April 1, 2012, respectively. This customer represented approximately 22% and 23% of Spectrum Brands’ net sales during the three and six month periods ended April 3, 2011, respectively. This customer also represented approximately 14% and 16% of the Spectrum Brands’ trade accounts receivable, net at April 1, 2012 and September 30, 2011, respectively.

Approximately 42% and 46% of Spectrum Brands’ net sales during the three and six month periods ended April 1, 2012, respectively, and 44% and 47% of Spectrum Brands’ net sales during the three and six month periods ended April 3, 2011, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

Inventories

Inventories of Spectrum Brands, which are stated at the lower of cost (using the first-in, first-out method) or market, consist of the following:

	April 1, 2012	September 30, 2011
Raw materials	$76,350	$59,928
Work in process	28,222	25,465
Finished goods	446,461	349,237

	$551,033	$434,630

Properties

Properties, net consist of the following:

	April 1, 2012	September 30, 2011
Total properties, at cost	$332,207	$314,281
Less accumulated depreciation	124,003	107,482

	$208,204	$206,799

Shipping and Handling Costs

Spectrum Brands incurred shipping and handling costs of $49,266 and $99,586 for the three and six month periods ended April 1, 2012, respectively, and $47,698 and $98,968 for the three and six month periods ended April 3, 2011, respectively. These costs are included in “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare Spectrum Brands’ products for shipment from its distribution facilities.

Asset-Based Loans

The Company originated loans receivable through the asset based lending activities of Salus of $32,510, net of $246 estimated allowance for loan loss. Of the $32,756 gross loans receivable outstanding at April 1, 2012,

$854 has a maturity date of one year or less, and the remainder have maturity dates between one and three years. Such loans are included in “Asset-backed loans and other invested assets” in the “Insurance and Financial Services” section of the Condensed Consolidated Balance sheet as of April 1, 2012. Of the $32,756 of receivables outstanding at April 1, 2012, loans to two individual customers represented, respectively, 50% and 28% of the outstanding loans receivable balance. As of April 1, 2012, all outstanding loans were current and in compliance with their respective loan covenants.

(17) Related Party Transactions

Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, provides the Company with certain advisory and consulting services and also provides office space for certain of the Company’s employees and officers. The Company expects to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company expects to reimburse Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the January 9, 2012. The Company has recognized approximately $1,296 of expenses as an estimate of the amount it expects to reimburse Harbinger Capital under these arrangements with respect to the six month period ended April 1, 2012, which is subject to review and approval by a special committee of the Company’s board of directors, consisting solely of directors who were determined by the Company’s board of directors to be independent under the NYSE rules, and is therefore subject to change. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. There were no similar expenses recognized in the six-month period ended April 3, 2011.

(18) Segment Data

The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in two major reporting segments: (i) consumer products through Spectrum Brands and (ii) insurance through FGL (see Note 1 for additional information).

Segment information for the three and six month periods ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Revenues:
Consumer products	$746,285	$693,885	$1,595,056	$1,554,952
Insurance	359,087	—	676,365	—
Other financial services	429	—	429	—
Intersegment elimination	(147)	—	(147)	—

Consolidated revenues	$1,105,654	$693,885	$2,271,703	$1,554,952

Operating income (loss):
Consumer products	$55,254	$47,089	$138,950	$116,358
Insurance	56,341	—	92,865	—
Other financial services	(635)	—	(912)	—
Intersegment elimination	(147)	—	(147)	—

Total segments	110,813	47,089	230,756	116,358
Corporate expenses (a)	(14,920)	(24,660)	(23,032)	(29,234)

Consolidated operating income	95,893	22,429	207,724	87,124
Interest expense	(84,065)	(82,690)	(139,970)	(140,747)
Other income (expense), net	4,884	616	34,029	(37)

Consolidated income (loss) from continuing operations before income taxes	$16,712	$(59,645)	$101,783	$(53,660)

	April 1, 2012	September 30, 2011
Total assets:
Consumer products	$3,848,862	$3,626,706
Insurance	20,131,076	19,347,961
Other financial services	36,881	—
Intersegment elimination	(27,400)	—

Total segments	23,989,419	22,974,667
Corporate assets	545,575	616,221

Consolidated total assets	$24,534,994	$23,590,888

(a)

Included in corporate expenses for the three and six month periods ended April 1, 2012 are $867 and $1,715, respectively, for start-up costs relating to Front Street and $314 and $2,304, respectively, relating to acquisitions and other projects. For the three and six month periods ended April 3, 2011, there were $814 and $1,638, respectively, for start-up costs related to Front Street and $21,723 and $23,332, respectively, for acquisitions and other projects included in corporate expenses.

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

We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries and growing acquired businesses. We view the acquisition of Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formerly Old Mutual U.S. Life Holdings, Inc.), in our previous 2011 fiscal year as first steps in the implementation of that strategy. In addition to FGL’s asset management activities, HGI has begun to expand its asset management business by forming HGI Asset Management Holdings, LLC, which has recently formed Salus Capital Partners, LLC (“Salus”), a subsidiary engaged in providing secured asset-based loans to entities across a variety of industries.

We have identified the following five sectors in which we intend to pursue business opportunities: consumer products/retail, insurance and financial services, energy, natural resources and agriculture. We may also pursue business opportunities in other sectors. In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments, acquire minority equity interests in companies and expand our operating businesses.

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

We currently operate in two major segments: consumer products through Spectrum Brands and insurance through FGL.

Consumer Products Segment

Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming products; electric personal care products; home and garden control products; and portable lighting products.

Spectrum Brand’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Spectrum Brand’s operations also include the manufacturing and marketing of specialty pet supplies. Spectrum Brand also manufactures and markets herbicides, insecticides and insect repellents in North America. Spectrum Brand also designs, markets and distributes a broad range of branded small appliances and personal care products. Spectrum Brand’s operations utilize manufacturing and product development facilities located in the United States, Europe, Latin America and Asia.

Spectrum Brands sells products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

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

FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of approximately 230 independent marketing organizations (“IMOs”) representing approximately 18,000 independent agents and managing general agents. As of April 1, 2012, FGL had over 725,000 policyholders nationwide and distributes its products throughout the United States.

FGL’s most important IMOs are referred to as “Power Partners.” FGL’s Power Partners are currently comprised of 23 annuity IMOs and 15 life insurance IMOs. For the six months ended April 1, 2012, these Power Partners accounted for approximately 78% of FGL’s sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 13 years.

Under accounting principles generally accepted in the United States of America (“US GAAP”), premium collections for FIAs and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of intangibles including value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), other operating costs and expenses and income taxes.

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

FGL’s profitability depends in large part upon the amount of assets under management, the ability to manage operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the investment spreads earned on contractholder fund balances. Managing net investment spreads involves the ability to manage investment portfolios to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and the ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs.

Results of Operations

Fiscal Quarter and Fiscal Six Month Period Ended April 1, 2012 Compared to Fiscal Quarter and Fiscal Six Month Period Ended April 3, 2011

In this Quarterly Report on Form 10-Q we refer to the three month period ended April 1, 2012 as the “Fiscal 2012 Quarter,” the six month period ended April 1, 2012 as the “Fiscal 2012 Six Months,” the three month period ended April 3, 2011 as the “Fiscal 2011 Quarter” and the six month period ended April 3, 2011 as the “Fiscal 2011 Six Months.”

As the acquisition of FGL (the “FGL Acquisition”) was on April 6, 2011, its results of operations are not included in the Fiscal 2011 Quarter and Six Months. Although the acquisition of Spectrum Brands (the “Spectrum Brands Acquisition”) was on January 7, 2011, its results of operations are included in the Fiscal 2011 Quarter and Six Months since the acquisition was considered a transaction between entities under common control and accounted for similar to the pooling of interest method.

Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2012	2011	Increase / (Decrease)	2012	2011	Increase / (Decrease)
	(Unaudited)			(Unaudited)
Revenues:
Consumer Products and Other—Net Sales	$746	$694	$52	$1,595	$1,555	$40
Insurance and Financial Services	360	—	360	677	—	677

Total revenues	1,106	694	412	2,272	1,555	717

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	486	439	47	1,051	1,000	51
Selling, general and administrative expenses	220	233	(13)	428	468	(40)

	706	672	34	1,479	1,468	11

Insurance and Financial Services:
Benefits and other changes in policy reserves	242	—	242	419	—	419
Acquisition and operating expenses, net of deferrals	19	—	19	81	—	81
Amortization of intangibles	43	—	43	85	—	85

	304	—	304	585	—	585

Total operating costs and expenses	1,010	672	338	2,064	1,468	596

Operating income	96	22	74	208	87	121
Interest expense	(84)	(83)	(1)	(140)	(141)	1
Other income (expense), net	5	1	4	34	—	34

Income (loss) from continuing operations before income taxes	17	(60)	77	102	(54)	156
Income tax expense	17	25	(8)	56	60	(4)

Net income (loss)	—	(85)	85	46	(114)	160
Less: Net loss attributable to noncontrolling interest	(12)	(23)	11	(6)	(32)	26

Net income (loss) attributable to controlling interest	12	(62)	74	52	(82)	134
Less: Preferred stock dividends and accretion	16	—	16	32	—	32

Net income (loss) attributable to common and participating preferred stockholders	$(4)	$(62)	$58	$20	$(82)	$102

Revenues

Consumer Products and Other

Net sales for the Fiscal 2012 Quarter increased $52 million, or 8%, to $746 million from $694 million for the Fiscal 2011 Quarter. Net sales for the Fiscal 2012 Six Months increased $40 million, or 3%, to $1,595 million from $1,555 million for the Fiscal 2011 Six Months. Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
Product line net sales	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Consumer batteries	$187	$180	$7	$432	$429	$3
Small appliances	159	154	5	403	397	6
Pet supplies	156	144	12	291	281	10
Electric shaving and grooming products	56	52	4	152	149	3
Electric personal care products	60	56	4	142	138	4
Home and garden control products	110	90	20	134	118	16
Portable lighting products	18	18	—	41	43	(2)

Total net sales to external customers	$746	$694	$52	$1,595	$1,555	$40

For the Fiscal 2012 Quarter, global consumer battery sales increased $7 million, or 4%, primarily driven by increases in European, North American and Latin American sales of $8 million, $2 million and $2 million, respectively, which were tempered by negative foreign exchange impacts of $5 million. Strong European sales were driven by customer gains across the region, whereas increases within North America resulted from distribution gains and new promotional activities at key customers. Latin American gains were attributable to improved volume and price increases in the region. Small appliance sales increased $5 million, or 3%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increases in both Europe and Latin America of $3 million each, coupled with a $1 million increase in North American sales. Foreign exchange negatively affected small appliances sales by $2 million in the Fiscal 2012 Quarter. European sales increases were attributable to regional expansion in Eastern Europe, and timing of shipments which negatively impacted the Fiscal 2011 Quarter sales. Improved Latin American sales resulted from distribution and customer gains. North American gains were driven by increased placement at major customers. Pet supply sales increased $12 million, or 8%, during the Fiscal 2012 Quarter, led by increases in companion animal and aquatics sales of $7 million and $6 million, respectively tempered by $1 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition, whereas gains in aquatics sales resulted from increases in North American starter kits and pond related sales. During the Fiscal 2012 Quarter, electric shaving and grooming product sales increased $4 million, or 8%, led by a $3 million increase in European sales and $1 million increases in sales in both North America and Latin America. Foreign exchange negatively impacted electric shaving and grooming sales by $1 million. The gains across all regions were driven by successful new product launches. Electric personal care sales increased $4 million, or 7%, for the Fiscal 2012 Quarter driven by increased North American and Latin American sales of $4 million and $1 million, respectively. These increases were attributable to continued success in new product categories and distribution gains in Latin America. The sales increases were tempered by $1 million of negative foreign currency exchange. Home and garden control product sales increased $20 million, or 22%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter. The increase in sales was driven by increases in lawn and garden and household insect control sales of $9 million and $11 million, respectively, resulting from the early spring weather in the United States, the Black Flag acquisition and retail distribution gains. Portable lighting sales were flat for the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter.

For the Fiscal 2012 Six Months, global consumer batteries sales increased $3 million, or 1%, driven by increased European sales of $16 million due to the reasons discussed above for the Fiscal 2012 Quarter, tempered by decreases in Latin America and North America of $5 million and $1 million, respectively, and negative foreign currency impacts of $7 million. The decreases in Latin America and North America were driven by decreased promotional activities in the first quarter of the fiscal year ending September 30, 2012 (“Fiscal 2012”) and the timing of holiday shipments, which were slightly offset by the gains discussed in the Fiscal 2012 Quarter. For the Fiscal 2012 Six Months, small appliance sales increased $6 million, or 2%, driven by the factors discussed for the Fiscal 2012 Quarter. For the Fiscal 2012 Six Months, pet supply sales increased $10 million, or 4%, driven by the strong Fiscal 2012 Quarter sales discussed above, which were tempered by lower European aquatics sales in the first quarter of Fiscal 2012. Electric shaving and grooming sales for the Fiscal 2012 Six Months increased $3 million, or 2%, driven by the gains discussed for the Fiscal 2012 Quarter, tempered by the elimination of lower margin North American promotions in the first quarter of Fiscal 2012. For the Fiscal 2012 Six Months, electric personal care sales increased $4 million, or 3%, due to the same factors discussed for the Fiscal 2012 Quarter. Home and garden control product sales for the Fiscal 2012 Six Months increased $16 million, or 14%, due to the factors discussed for the Fiscal 2012 Quarter, which were tempered by sales declines in the first quarter of Fiscal 2012, resulting from customers’ inventory management. Portable lighting sales for the Fiscal 2012 Six Months decreased $2 million, or 5%, due to decreased European sales of $1 million resulting from the non-recurrence of successful promotions during the first quarter of the fiscal year ended September 30, 2011 (“Fiscal 2011”), coupled with a slight decrease in Latin American sales and negative foreign currency exchange.

Insurance and Financial Services

Insurance and financial services revenues consist of the following components within the Fiscal 2012 Quarter and Fiscal 2012 Six Months (in millions):

	Fiscal 2012 Quarter	Fiscal 2012 Six Months
Premiums	$13	$30
Net investment income	173	360
Net investment gains	164	268
Insurance and investment product fees and other	10	19

Total insurance revenues	$360	$677

Premiums of $13 million and $30 million for the Fiscal 2012 Quarter and Six Months, respectively, primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers.

For the Fiscal 2012 Quarter, investment income of $176 million (before deducting investment management fees of $3 million), less $128 million of interest credited and option costs on annuity deposits, resulted in an investment spread of $48 million, or 1.16% (annualized). Changes in investment spread primarily result from the yield earned on FGL’s investment portfolio as well as the aggregate interest credited and option costs on FGL’s FIA products which can be impacted by the costs of options purchased to fund the annual index credits on FIA contracts. Average invested assets (on an amortized cost basis) were $16.1 billion and the average yield earned on average invested assets was 4.40% (annualized) for the Fiscal 2012 Quarter compared to interest credited and option costs of 3.24% (annualized).

For the Fiscal 2012 Six Months, investment income of $366 million (before deducting investment management fees of $6 million), less $260 million of interest credited and option costs on annuity deposits, resulted in an investment spread of $106 million, or 1.29% (annualized). Average invested assets (on an amortized cost basis) were $16.1 billion and the average yield earned on average invested assets was 4.58% (annualized) for the Fiscal 2012 Six Months compared to interest credited and option costs of 3.29% (annualized).

FGL’s net investment spread for the period is summarized as follows:

	Fiscal 2012 Quarter	Fiscal 2012 Six Months
Average yield on invested assets	4.40%	4.58%
Interest credited and option cost	3.24%	3.29%
Net investment spread	1.16%	1.29%

Net investment gains, reduced by impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For the Fiscal 2012 Quarter and Six Months, fixed maturity and equity available-for-sale securities had net investment gains of $65 and $134 million, respectively, related to security sales including an offset by other-than-temporary impairments of $4 million and $17 million during the three and six month periods, respectively. The other-than-temporary impairments for the Fiscal 2012 Quarter were primarily related to write-down of low income housing credits. For the Fiscal 2012 Quarter and Six Months, there were also net realized and unrealized gains of $99 million and $134 million, respectively, on derivative instruments purchased to hedge the annual index credits for FIA contracts. Included in realized gains for the Fiscal 2012 Six Months were $30 million of gains associated with the asset transfer on October 17, 2011 for the closing of the final acquisition-related reinsurance transaction with Wilton Reassurance Company (“Wilton Re”). The $30 million of gains were payable to Wilton Re as part of the initial asset transfer. The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal 2012 Quarter	Fiscal 2012 Six Months
Call options:
Loss on option expiration	$(13)	$(38)
Change in unrealized gain/loss	86	131
Future contracts:
Gain on futures contracts expiration	22	32
Change in unrealized gain/loss	4	9

	$99	$134

For the Fiscal 2012 Quarter and Six Months, realized and unrealized gains on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard & Poors (“S&P”) 500 Index with the remainder based upon other equity and bond market indices. Thus the fair value of the derivatives will fluctuate from period to period primarily based upon changes in the S&P 500 Index. Accordingly, the change in the unrealized gain on derivatives was primarily driven by the 12% and 25% increase in the S&P 500 Index during the Fiscal 2012 Quarter and Six Months, respectively.

The average index credits to policyholders during the Fiscal 2012 Quarter and Six Months were as follows:

	Fiscal 2012 Quarter	Fiscal 2012 Six Months
S&P 500 Index:
Point-to-point strategy	2.40%	2.20%
Monthly average strategy	0.02%	2.20%
Monthly point-to-point strategy	0.03%	0.02%
3 year high water mark	17.56%	17.56%

For the Fiscal 2012 Quarter and Six Months, the average return to contractholders from index credits during the period was 1.24% and 1.57% (annualized), respectively. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased during the Fiscal 2012 Quarter and Six Months was $25 million and $53 million, respectively.

For the Fiscal 2012 Quarter and Six Months, insurance and investment product fees and other were $10 million and $19 million, respectively, and consist primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). Withdrawals from annuity and universal life policies subject to surrender charges were $192 million and $422 million for the Fiscal 2012 Quarter and Six Months, respectively, and the average surrender charges collected on annuity withdrawals were 3.28% and 3.23%, respectively.

Operating Costs and Expenses

Consumer Products and Other

Costs of Goods Sold/Gross Profit. Gross profit, representing net sales minus cost of goods sold, for the Fiscal 2012 Quarter was $260 million compared to $255 million for the Fiscal 2011 Quarter. Our gross profit margin, representing gross profit as a percentage of net sales, for the Fiscal 2012 Quarter decreased to 35% from 37% in the Fiscal 2011 Quarter. The increase in gross profit resulted from increased sales, contributing an additional $16 million in gross profit, tempered by a $14 million increase in commodity prices, Asian supply chain costs and changes in product mix, which negatively affected the gross profit margin.

Gross profit for the Fiscal 2012 Six Months was $544 million compared to $555 million for the Fiscal 2011 Six Months. Our gross profit margin decreased to 34% from 36% in the Fiscal 2011 Six Months. The decrease in gross profit and gross profit margin for the Fiscal 2012 Six Months was driven by a $25 million increase in commodity prices, Asian supply chain costs and changes in product mix discussed for the Fiscal 2012 Quarter, coupled with a $4 million increase in restructuring and related charges included in cost of goods sold due to the announced closure of a zinc carbon battery manufacturing facility in Colombia. These decreases in gross profit were tempered by increased sales which contributed $14 million in gross profit.

Selling, General & Administrative Expense. Selling, general and administrative expenses (“SG&A”) decreased $13 million to $220 million for the Fiscal 2012 Quarter from $233 million for the Fiscal 2011 Quarter. The decrease is primarily attributable to a $21 million decrease in acquisition and integration related charges principally related to the acquisition of FGL recorded in the Fiscal 2011 Quarter, synergies being recognized at Spectrum Brands subsequent to the June 16, 2010 merger with Russell Hobbs, Inc. (the “SB/RH Merger”) and savings from Spectrum Brands’ global cost reduction initiatives. These decreases were partially offset by an $11 million increase in corporate expenses primarily due to the hiring of new personnel, bonus compensation accruals during the Fiscal 2012 Quarter based on an increase in HGI’s net asset value (“Compensation NAV”) determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further under “Consolidated” below) and an allocation of overhead costs from Harbinger Capital.

SG&A for the Fiscal 2012 Six Months decreased $40 million to $428 million from $468 million for the Fiscal 2011 Six Months. The decrease is primarily due to decreased acquisition and integration related charges of $30 million, synergies being recognized subsequent to the SB/RH Merger of $17 million and positive foreign exchange impacts of $4 million. These decreases were partially offset by a $15 million increase in corporate expenses primarily due to the hiring of new personnel, bonus compensation accruals based on the increase in Compensation NAV and an allocation of overhead costs from Harbinger Capital.

Insurance and Financial Services

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves of $242 million and $419 million for the Fiscal 2012 Quarter and Six Months, respectively, include the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. The market value option liability increased $130 million and $168 million for the Fiscal 2012 Quarter and Six Months, respectively, primarily due to the increase in the equity markets during those periods. The present value of future credits and guarantee liability decreased $23 million and $28 million for the Fiscal 2012 Quarter and Six Months, respectively, primarily due to higher risk free rates during the Fiscal 2012 Quarter. Fair value accounting for derivative instruments and the embedded derivatives in the FIA contracts creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liability in our FIA contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options and futures contracts) because the purchased derivatives cover the next annual index period while the embedded derivative liability covers estimated credits over the expected life of the FIA contracts. Additionally, there were index credits, interest credits and bonuses of $80 million and $178 million, annuity payments of $59 million and $122 million and policy benefits and other reserve movements of $4 million and $21 million during the Fiscal 2012 Quarter and Six Months, respectively. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products. Below is a summary of the major components included in benefits and other changes in policy reserves for the Fiscal 2012 Quarter and Six Months periods (in millions):

	Fiscal 2012 Quarter	Fiscal 2012 Six Months
FIA market value option liability change	$130	$168
FIA present value future credits and guarantee liability change	(23)	(28)
Index credits, interest credited and bonuses	80	178
Annuity payments	59	122
Other policy benefits and reserve movements	(4)	(21)

Total benefits and other changes in policy reserves	$242	$419

Acquisition and Operating Expenses, net of Deferrals. Acquisition and operating expenses, net of deferrals for the Fiscal 2012 Quarter and Six Months were $19 million and $81 million, respectively, and include costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that are directly related to successful acquisition of new and renewal insurance and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. For the Fiscal 2012 Quarter and Six Months, acquisition and operating expenses included general operating expenses of $22 million and $45 million, respectively, and $3 million of commission and bonus benefit and $9 million of commission and bonus expenses, net of deferrals, respectively. The amount for the Fiscal 2012 Six Months also includes a $31 million ceding commission paid to Wilton Re primarily related to $30 million of investment gains realized on the securities transferred to Wilton Re in October 2011 upon closing of the second acquisition-related reinsurance amendment.

Amortization of Intangibles. For the Fiscal 2012 Quarter and Six Months, amortization of intangibles of $43 million and $85 million, respectively, includes $47 million and $91 million of net VOBA amortization based on gross margins and $3 million and $9 million of DAC amortization, partially offset by capitalized accrued interest of $7 million and $15 million, which increases the VOBA intangible asset. In general, amortization of DAC will increase each period due to the growth in the annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products, however we may experience negative DAC amortization when capitalized accrued interest is greater than the amortization expense. At each period, loss recognition testing is carried out to ensure that DAC and VOBA is recoverable. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

Pretax Adjusted Operating Income — Insurance. Pretax adjusted operating income, a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period, was $14 million and $38 million for the Fiscal 2012 Quarter and Six Months, respectively. The $10 million decrease from the quarter ended January 1, 2012 is primarily due to an increase in the fixed index annuities (“FIA”) accounting mismatch as the market-related movement in the derivative liability was greater than the derivative asset market related movement. In addition, the net investment spread decreased as a result of portfolio trading activity, which lowered the investment portfolio’s yield, an increase in the level of cash and cash equivalents held during the quarter ended April 1, 2012 and a one-time redemption fee received in the quarter ended January 1, 2012. The table below includes the adjustments made to the reported operating income of the insurance segment to calculate its pretax adjusted operating income for the Fiscal 2012 Quarter and Six Months (in millions):

	Fiscal 2012 Quarter	Fiscal 2012 Six Months
Reconciliation to reported operating income:
Reported operating income — insurance segment	$56	$93
Effect of investment (gains) losses, net of offsets	(36)	(55)
Effect of change in FIA embedded derivative discount rate, net of offsets	(10)	(7)
Effects of acquisition-related reinsurance	4	7

Pretax adjusted operating income	$14	$38

Pretax adjusted operating income is calculated by adjusting the reported insurance segment operating income to eliminate the impact of net investment gains (losses), excluding gains and losses on derivatives and including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability, the effects of acquisition-related reinsurance transactions, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate period to period in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income, we believe pretax adjusted operating income enhances the understanding of underlying results and profitability which in turn provides a meaningful analysis tool for investors.

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

Consolidated

Consolidated operating costs and expenses for the remaining six months of Fiscal 2012 are expected to increase over the comparable six months of Fiscal 2011 as we continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at our subsidiaries. These increases will be partially offset by cost synergies that Spectrum Brands continues to achieve with the SB/RH Merger and savings from its global cost reduction initiatives.

During the Fiscal 2012 Six Months, HGI’s Compensation Committee established salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. Consolidated operating costs increased by approximately $7 million and $9 million for Fiscal 2012 Quarter and Six Months, respectively, as a result of the accrual for these new bonus compensation expenses. These amounts reflect the underlying performance and growth in the Compensation NAV, which has grown approximately 40% in the Fiscal 2012 Six Months. The current results of HGI would result in a mix of cash and equity awards being paid over the next three years if the growth in Compensation NAV during the Fiscal 2012 Six Months is sustained through September 30, 2012. If the growth in Compensation NAV is sustained, we expect the remainder of the year to have equivalent levels of accrued bonus compensation expense. In addition, we expect to recognize approximately $19 million of deferred bonus compensation expense as it vests over the next three fiscal years, subject to clawback provisions if the subsequent increase in Compensation NAV does not exceed specified threshold returns.

Interest Expense. Interest expense increased $1 million to $84 million for the Fiscal 2012 Quarter from $83 million for the Fiscal 2011 Quarter. The increase in quarterly interest expense is primarily the result of a $4 million increase in interest expense due to the full period effect of the full amount of our 10.625% senior secured notes due 2015 (the “10.625% Notes”), of which $350 million and $150 million were issued on November 15, 2010 and June 28, 2011, respectively. This increase was mostly offset by a $4 million decrease in expenses related to the refinancing of Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) in the Fiscal 2012 Quarter compared to expenses related to the refinancing of its term loan in the Fiscal 2011 Quarter. Interest expense for the Fiscal 2012 Six Months decreased $1 million to $140 million from $141 million for the Fiscal 2011 Six Months. The decrease was primarily due to the effects of reduced principal and lower effective interest rates related to Spectrum Brand’s term loan and lower expenses for interest rate swaps and other fees and expenses at Spectrum Brands coupled with the $4 million decrease in refinancing expenses affecting the quarterly interest expense noted above. These decreases were mostly offset by a $13 million increase in interest expense due to the full period effect of the full amount of our 10.625% Notes and higher interest expense due to the increase in Spectrum Brand’s outstanding principal amount of 9.5% Senior Secured Notes due 2018 (the “9.5% Notes”). Expenses related to the refinancing of the 12% Notes in the Fiscal 2012 Quarter and Six Months totaled $27 million consisting of (i) $24 million of cash tender and consent payments; (ii) $1 million of cash call and prepaid interest payments; and (iii) $2 million related to the write off of unamortized debt issuance costs and premium. Expenses related to the refinancing of the term loan in the Fiscal 2011 Quarter and Six Months totaled $31 million consisting of (i) $15 million related to the write off of unamortized debt issuance costs; (ii) $9 million related to the write off of unamortized original issue discount; and (iii) prepayment premiums of $7 million.

Other Income (Expense), net. Other income, net was $5 million and $34 million for the Fiscal 2012 Quarter and Six Months, respectively, compared to nominal amounts for the Fiscal 2011 Quarter and Six Months. Other income, net in the Fiscal 2012 Quarter and Six Months relates primarily to a $41 million increase in the estimated fair value of a contingent purchase price reduction receivable recorded during the Fiscal 2012 Quarter (see Note 14, Acquisitions, to our Condensed Consolidated Financial Statements). This increase was partially offset in the Fiscal 2012 Quarter by the negative effect of a $26 million mark to market change in the fair value of the equity conversion feature of our Preferred Stock, which resulted principally from an increase in the market price of our common stock during the Fiscal 2012 Quarter. Such change substantially offset an opposite change that had been recorded in the Fiscal 2012 first quarter, resulting in a $2 million positive net effect on the Fiscal 2012 Six Months. There was no similar mark to market change in the Fiscal 2011 Quarter and Six Months, as our Preferred Stock was issued during the second half of Fiscal 2011. Also included in “Other income, net” for the Fiscal 2012 Quarter and Six Months were $12 million and $9 million, respectively, of net recognized losses on trading securities held principally for investing purposes of HGI.

Income Taxes. For the Fiscal 2012 Quarter and Six Months, our effective tax rates of 101% and 55%, respectively, were higher than the United States Federal statutory rate of 35% primarily as a result of: (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable and (iii) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors was: (i) a $19 million release by FGL in the Fiscal 2012 Quarter and Six Months of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction, (ii) the $41 million gain in the Fiscal 2012 Quarter and Six Months on the contingent purchase price reduction receivable for which no tax provision is necessary and (iii) a $14 million release by Spectrum Brands in the Fiscal 2012 Six Months of valuation allowances on deferred tax assets as a result of a recent acquisition. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances as we concluded the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

For the Fiscal 2011 Quarter and Six Months, our effective tax rates were (42)% and (112)%, respectively. Despite consolidated pretax losses, income tax expense was recorded in these periods primarily as a result of: (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable and (iii) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States.

Spectrum Brands’ management decided to not permanently reinvest Fiscal 2012 and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. Using these funds, Spectrum Brands’ management plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur any incremental U.S. tax expense on the expected future repatriation of foreign earnings. If the U.S. valuation allowance were released at some future date, the U.S. tax on foreign earnings repatriation could have a material impact on our effective tax rate in future periods. For Fiscal 2012, we expect to accrue approximately $3 million of additional tax expense from non-U.S. withholding and other taxes on the repatriation of current earnings.

Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands attributable to the noncontrolling interest not owned by HGI. Such amount varies in relation to Spectrum Brands’ net income or loss for the period and the percentage interest not owned by HGI, which was 42.6% as of April 1, 2012.

Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion for the Fiscal 2012 Quarter and Six months of $16 million and $32 million, respectively, consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%, (ii) a quarterly non-cash principal accretion at an annualized rate of 4% through April 1, 2012, that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in the value of HGI’s net assets (the “Preferred Stock NAV”), and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. As the Preferred Stock was issued in the second half of Fiscal 2011, there were no comparable charges in the Fiscal 2011 Quarter and Six months.

For purposes of determining the Preferred Stock accretion amount, we calculate the Preferred Stock NAV in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of March 31, 2012, calculated in accordance with the certificates of designation, was approximately $1.1 billion. This calculation will result in a quarterly non-cash accretion at an annualized rate of 2% for the remainder of Fiscal 2012, although it could increase to 4% or decrease to 0% in subsequent periods based upon changes in the Preferred Stock NAV.

Liquidity and Capital Resources

HGI

HGI is a holding company and its liquidity needs are primarily for interest payments on the 10.625% Notes (approximately $53 million per year), dividend payments on its Preferred Stock (approximately $33 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services by Harbinger Capital Partners LLC (“Harbinger Capital”) to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from FGL.

In September and December 2011, we received dividends totaling $40 million from FGL. We currently expect to receive dividends from FGL in future periods sufficient to fund a substantial portion of the interest payments on the 10.625% Notes. The rest of HGI’s cash needs for the remainder of Fiscal 2012 are expected to be satisfied out of cash and investments on hand. Spectrum Brands does not currently pay a dividend, and does not expect to pay any dividends in Fiscal 2012. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained its subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Any payment of dividends by FGL is subject to regulatory restrictions and the approval of such payment by the board of directors of FGL, which must consider various factors, including general economic and business conditions, tax considerations, FGL’s strategic plans, targeted capital ratios (including ratio levels anticipated by rating agencies to maintain or improve current ratings), financial results and condition, FGL’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors the board of directors of FGL considers relevant. At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, including any possible transaction with FGL, and may require additional capital to meet regulatory capital requirements. HGI has also committed to provide Salus up to $26 million in capital, with FGL committing to provide up to $118 million in capital, in order to engage in asset based lending transactions during the remainder of Fiscal 2012.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At April 1, 2012, HGI’s cash, cash equivalents and short-term investments were $470 million.

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

Spectrum Brands

Spectrum Brands expects to fund its cash requirements, including capital expenditures, interest and principal payments due during the remainder of Fiscal 2012 through a combination of cash on hand ($52 million at April 1, 2012) and cash flows from operations and available borrowings under its revolving credit facility (the “ABL Revolving Credit Facility”). Spectrum Brands expects its capital expenditures for the remaining six months of Fiscal 2012 will be approximately $26 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Spectrum Brands is not treating Fiscal 2012 and future foreign earnings as permanently reinvested. At April 1, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2012, Spectrum Brands expects to generate between $20 million and $40 million of foreign cash that will be repatriated for its general corporate purposes.

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

The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of April 1, 2012, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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

As of April 1, 2012 and September 30, 2011, FGL’s investment portfolio, including asset-based loans originated by Salus, was approximately $15.0 billion and $15.8 billion, respectively, and was divided among the following asset classes (dollars in millions):

	April 1, 2012		September 30, 2011
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$588	3.9%	$500	3.2%
Commercial mortgage-backed securities	539	3.6%	566	3.6%
Corporates	11,004	73.5%	11,856	75.3%
Equities	236	1.6%	287	1.8%
Hybrids	672	4.5%	659	4.2%
Municipals	962	6.4%	936	5.9%
Agency residential mortgage-backed securities	183	1.2%	222	1.4%
Non-agency residential mortgage-backed securities	464	3.1%	445	2.8%
U.S. Government	95	0.6%	183	1.2%
Other (primarily policy loans and derivatives)	242	1.6%	97	0.6%

Total investments	$14,985	100.0%	$15,751	100.0%

Fixed Maturity Securities

Insurance statutes regulate the type of investments that FGL’s life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and FGL’s business and investment strategy, FGL generally seeks to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”) or in securities of comparable investment quality, if not rated.

As of April 1, 2012 and September 30, 2011, FGL’s fixed maturity available-for-sale portfolio was approximately $14.5 billion and $15.4 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	April 1, 2012		September 30, 2011
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,167	8.0%	$1,236	8.0%
AA	1,543	10.6%	1,660	10.8%
A	4,624	31.9%	4,886	31.8%
BBB	6,571	45.4%	6,862	44.7%
BB	439	3.0%	579	3.8%
B and below	163	1.1%	144	0.9%

Total	$14,507	100.0%	$15,367	100.0%

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

In November 2011, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency residential mortgage-backed securities for the 2011 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency residential mortgage-backed securities owned by U.S. insurers at year end 2011 and 2010. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each residential mortgage-backed security based on each insurer’s statutory book value price. This process is used to determine the level of risk-based capital (“RBC”) requirements for non-agency residential mortgage-backed securities.

The tables below present FGL’s fixed maturity securities by NAIC designation as of April 1, 2012 and September 30, 2011 (dollars in millions):

	April 1, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$7,208	$7,561	52.1%
2	6,305	6,524	45.0%
3	399	393	2.7%
4	17	16	0.1%
5	9	8	0.1%
6	5	5	0.0%

	$13,943	$14,507	100.0%

	September 30, 2011
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$7,833	$8,134	52.9%
2	6,271	6,435	41.9%
3	683	648	4.2%
4	117	110	0.7%
5	34	35	0.2%
6	6	5	0.1%

	$14,944	$15,367	100.0%

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of April 1, 2012 and September 30, 2011 were as follows (dollars in millions):

	April 1, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$5	$—	$5
United States Government sponsored agencies	7	11	—	11
United States municipalities, states and territories	3	17	—	17
Corporate securities:
Finance, insurance and real estate	94	890	(16)	874
Manufacturing, construction and mining	9	87	(1)	86
Utilities and related sectors	21	212	(6)	206
Wholesale/retail trade	16	132	(3)	129
Services, media and other	12	101	(1)	100
Hybrid securities	21	312	(15)	297
Non-agency residential mortgage-backed securities	56	357	(14)	343
Commercial mortgage-backed securities	17	75	(5)	70
Asset-backed securities	12	152	(3)	149
Equity securities	5	31	(1)	30

	282	$2,382	$(65)	$2,317

	September 30, 2011
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$2	$(1)	$1
United States Government sponsored agencies	17	25	—	25
United States municipalities, states and territories	9	1	—	1
Corporate securities:
Finance, insurance and real estate	155	1,798	(82)	1,716
Manufacturing, construction and mining	19	197	(10)	187
Utilities and related sectors	46	386	(16)	370
Wholesale/retail trade	32	383	(10)	373
Services, media and other	46	448	(12)	436
Hybrid securities	31	501	(51)	450
Non-agency residential mortgage-backed securities	67	398	(23)	375
Commercial mortgage-backed securities	47	357	(18)	339
Asset-backed securities	20	278	(3)	275
Equity securities	12	109	(9)	100

	505	$4,883	$(235)	$4,648

The gross unrealized loss position on the portfolio at April 1, 2012, was $65 million, an improvement from $235 million at September 30, 2011. The following is a description of the factors causing the unrealized losses by investment category as of April 1, 2012:

Corporate/Hybrid securities: Through April 1, 2012, risk assets rallied, and spreads on corporate bonds narrowed on growing confidence in the economic recovery and improvement in sentiment around the financial downturn in the Eurozone. While finance and finance-related corporates constitute the largest bulk of the $27 million unrealized loss position for corporate securities within the $65 million of total gross unrealized losses, the total unrealized loss position relating to these sectors has declined from the prior quarter, and now constitutes an even smaller percentage of the total gross loss amount. Spread levels in finance and finance-related names are likely to remain elevated as long as concerns over the Eurozone remain.

Non-agency residential mortgage-backed securities: Fair value on non-agency residential mortgage-backed securities are below amortized cost due to continued challenges in the housing market and pressure on secondary market prices due to the sales of similar securities by the Federal government.

Commercial mortgage-backed securities: Continued risk aversion in the capital markets still weighs on the prices of commercial mortgage-backed securities, including the earlier vintage/higher quality securities owned in FGL’s portfolio. However, the gross unrealized loss position in this sector declined to $5 million from September 30, 2011.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of April 1, 2012, were as follows (dollars in millions):

	April 1, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	4	$11	$7	$(4)

Total investment grade	4	11	7	(4)

Below investment grade:
Less than six months	3	4	3	(1)
Six months or more and less than twelve months	4	—	—	—

Total below investment grade	7	4	3	(1)

Total	11	$15	$10	$(5)

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

At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment, FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues FGL owns. On a quarterly basis FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At April 1, 2012 and September 30, 2011, FGL’s watch list included only 11 and 17 securities in an unrealized loss position with an amortized cost of $15 million and $41 million, unrealized losses of $5 million and $9 million, and fair value of $10 million and $32 million, respectively.

There were 9 and 7 structured securities on the watch list as of April 1, 2012 and September 30, 2011, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the April 1, 2012 carrying values were fully recoverable.

Exposure to European Sovereign Debt

FGL’s investment portfolio has no direct exposure to European sovereign debt. The exposure to peripheral European financial institutions is limited to obligations of two Spanish banks; all exposures are denominated in U.S. dollars. The portfolio has exposure to bonds issued by two foreign subsidiaries of the largest Spanish bank, Banco Santander: Banco Santander USA and Banco Santander Chile which had book values of $36 million and $44 million, respectively, at April 1, 2012. While the parent company of these issuers is in Spain, FGL does not view these particular foreign holdings as vulnerable to any prolonged weakness in the domestic Spanish economy given their focus on business in their home markets, mainly the U.S. and Chile. In addition to Banco Santander, FGL also owns bonds issued by BBVA, the second largest Spanish banking concern, which had a book value of $32 million at April 1, 2012. These securities are obligations of the domestic subsidiary, and are exposed to the domestic Spanish economy. As such, the ratings on these securities are likely to reflect any changes to the sovereign rating of Spain. With the recovery in capital markets during the past quarter, FGL has seen improvement in pricing of both Banco Santander obligations as well as the BBVA bonds. During the Fiscal 2012 Quarter, FGL recorded a gain of $3 million on the elimination of the portfolio’s exposure to the Italian banking concern Unicredito by the sale of HVB Funding Trust I and III, which were previously written down due to a change of intent to a sell bias.

Available-For-Sale Securities

For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of April 1, 2012 refer to Note 3, Investments, to our Condensed Consolidated Financial Statements.

Net Investment Income and Net Investment Gains

For discussion regarding FGL’s net investment income and net investment gains refer to Note 3, Investments, to our Condensed Consolidated Financial Statements.

Concentrations of Financial Instruments

For detail regarding FGL’s concentration of financial instruments refer to Note 3, Investments, to our Condensed Consolidated Financial Statements.

Derivatives

For additional information regarding FGL’s derivatives refer to Note 4, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements.

FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.

FGL will also hold cash and cash equivalents received from counterparties for call option collateral, as well as Government securities pledged as call option collateral, if its counterparty’s net exposures exceed pre-determined thresholds. See Note 4, Derivative Financial Instruments, for additional information regarding FGL’s exposure to credit loss on call options.

Discussion of Consolidated Cash Flows

Summary of Consolidated Cash Flows

	Six Month Period Ended
Cash provided by (used in):	April 1, 2012	April 3, 2011
	(In millions)
Operating activities	$106	$(134)
Investing activities	793	(37)
Financing activities	284	384
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net increase in cash and cash equivalents	$1,182	$212

Operating Activities

Cash provided by operating activities totaled $106 million for the Fiscal 2012 Six Months as compared to a use of $134 million for the Fiscal 2011 Six Months. The $240 million improvement was the result of a $161 million increase in cash provided by HGI corporate operating activities and $106 million of cash provided by FGL, partially offset by a $27 million increase in cash used by Spectrum Brands. The $161 million increase at HGI corporate was primarily due to a $141 million excess of sales over purchases of trading securities acquired for resale and the return to us of $49 million that had been posted as collateral for an FGL subsidiary, both partially offset by a $27 million semi-annual interest payment on our 10.625% Notes. The $27 million increase in cash used at Spectrum Brands was primarily due to a $45 million increased use of cash for working capital and other items driven by higher seasonal increases in inventories and receivables partially offset by lower seasonal decreases in accrued salaries and wages and accounts payable.

Investing Activities

Cash provided by investing activities was $793 million for the Fiscal 2012 Six Months, as compared to a use of cash of $37 million for the Fiscal 2011 Six Months. The $830 million increase in cash provided by investing activities is due to a $1,043 million increase in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL, partially offset by an increase in cash used for acquisitions of $175 million, net cash used by Salus in originating $33 million of asset-backed loans in the Fiscal 2012 Six Months and the non-recurrence of a $7 million cash inflow related to the sale of assets held for sale in the Fiscal 2011 Six Months. The $175 million increase in cash used for acquisitions relates to the $139 million, net of cash acquired, acquisition of FURminator, Inc., and the $44 million acquisition of Black Flag in the Fiscal 2012 Six Months, as compared to the $10 million acquisition of Seed Resources, Inc., net of cash acquired, in the Fiscal 2011 Six Months.

Financing Activities

Cash provided by financing activities was $284 million for the Fiscal 2012 Six Months compared to cash provided of $384 million for the Fiscal 2011 Six Months. The $100 million decrease in cash provided by financing activities was primarily related to the use of $270 million for the repayment in the Fiscal 2012 Six Months of the 12% Notes by Spectrum Brands, including a bond call/tender premium, $83 million of cash used to repurchase Spectrum Brands’ common stock by both HGI and Spectrum Brands, cash used by FGL of $95 million to settle a surplus note payable and $15 million of dividends paid by HGI on preferred stock, partially offset by a $172 million increase in proceeds from issuances of senior notes (see “Debt Financing Activities” below for further details) and cash provided of $183 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL.

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

The Indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At April 1, 2012, we were in compliance with all covenants under the 10.625% Notes.

Spectrum Brands

In connection with the SB/RH Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement consisting of a $750 million term loan facility subsequently refinanced in February 2011 (the “Term Loan”), (ii) issued $750 million in aggregate principal amount of 9.5% Notes and

(iii) entered into a $300 million ABL Revolving Credit Facility. The proceeds from such financing were used to repay its then-existing senior term credit facility; its then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Senior Term Credit Facility

On February 1, 2011, Spectrum Brands completed the refinancing of its term loan facility, which was initially established in connection with the SB/RH Merger, and, at February 1, 2011, had an aggregate amount outstanding of $680 million, with an amended and restated credit agreement (together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The Term Loan was issued at par and has a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization of approximately $7 million per year, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

On December 15, 2011, Spectrum Brands amended its term loan facility. The aggregate incremental amount by which Spectrum Brands, subject to compliance with financial covenants and certain other conditions may increase the amount of the commitment under the Term Loan has been increased from $100 million to $250 million. Certain covenants in respect of indebtedness and liens were amended to provide for dollar limits more favorable to Spectrum Brands and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness. Certain covenants with respect to investments, loans, advances, restricted payments, other indebtedness and capital expenditures were amended to provide greater flexibility for Spectrum Brands in utilizing a certain portion of its excess cash flow (as defined in the term loan credit agreement that was amended and restated), subject to certain conditions.

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

At April 1, 2012 the aggregate amount outstanding under the Term Loan was $523 million. At April 1, 2012, Spectrum Brands was in compliance with all covenants under the Term Loan.

9.5% Notes

In November 2011, Spectrum Brands completed the offering of $200 million aggregate principal amount of 9.5% Notes at a price of 108.50% of the par value; these notes are in addition to the $750 million aggregative principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ existing and future domestic restricted subsidiaries and secured by liens on substantially all their assets.

At April 1, 2012 Spectrum Brands had outstanding principal of $950 million under the 9.5% Notes maturing June 15, 2018. At April 1, 2012, Spectrum Brands was in compliance with all covenants under the 9.5% Notes and the related indenture.

6.75% Notes

In March 2012, Spectrum Brands issued $300 million aggregate principal amount of its 6.75% Notes and used part of the proceeds of the offering to accept for purchase $232 million of its 12% Notes pursuant to a tender offer (the “Tender Offer”) for the 12% Notes. Also in March 2012, Spectrum Brands deposited sufficient funds in trust with the trustee under the indenture governing the 12% Notes to satisfy and discharge the $13 million of 12% Notes that remained outstanding (the “Satisfaction and Discharge”) following completion of the Tender Offer.

As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 12% Notes on or about the call date of August 28, 2012. Spectrum Brands has a contingent obligation for payment of the 12% Notes were the trustee to default on its payment obligations. Spectrum Brands believes the risk of such default is remote and therefore has not recorded a related liability.

The indenture governing the 6.75% Notes (the “2020 Indenture”) contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2020 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.75% Notes. If any other event of default under the 2020 Indenture occurs and is continuing, the trustee for the 2020 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.75% Notes may declare the acceleration of the amounts due under those notes.

At April 1, 2012 Spectrum Brands had outstanding principal of $300 million under the 6.75% Notes maturing March 15, 2020. At April 1, 2012 Spectrum Brands was in compliance with all covenants under the 6.75% Notes and the 2020 Indenture.

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

As a result of borrowings and payments under the ABL Revolving Credit Facility at April 1, 2012, Spectrum Brands had aggregate borrowing availability of approximately $125 million, net of lender reserves of $27 million and outstanding letters of credit of $28 million. Outstanding borrowings under the ABL Revolving Credit Facility were $50 million at April 1, 2012.

At April 1, 2012, Spectrum Brands was in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $90 million in the aggregate under the 9.5% Notes and annual interest payment obligations of approximately $20 million in the aggregate under the 6.75% Notes. Spectrum Brands also incurs interest on borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 6.75% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the applicable agreements. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at April 1, 2012, Spectrum Brands estimates annual interest payments of approximately $28 million in the aggregate under the Senior Credit Facilities would be required assuming no further principal payments were to occur. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

FGL

On April 7, 2011, a wholly-owned reinsurance subsidiary of FGL issued a $95 million surplus note to the prior owner of FGL. The surplus note was issued at par and carried a 6% fixed interest rate. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled on October 17, 2011 at face value without the payment of interest.

Series A and Series A-2 Participating Convertible Preferred Stock

On May 13, 2011 and August 5, 2011, we issued 280,000 shares of Series A Preferred Stock and 120,000 shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in the Preferred Stock NAV. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

Contractual Obligations

At April 1, 2012, there have been no material changes to the contractual obligations as set forth in our Form 10-K except for Spectrum Brands’ issuance of an additional $200 million of the 9.5% Notes due 2018, their repayment of the $245 million of 12% Notes due 2019, and their issuance of $300 million of 6.75% Notes due 2020, as discussed under “Debt Financing Activities” above.

Shareholder Contingencies

The Master Fund has pledged all of its shares of our common stock, together with securities of other issuers, to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of our common stock. The sale or other disposition of a sufficient number of our shares (including any foreclosure on or sale of the shares pledged as collateral) to non-affiliates could cause HGI and our subsidiaries to experience a change of control, which may accelerate certain of HGI’s and our subsidiaries’ debt instruments and other obligations (including the 10.625% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements. Any such sale or disposition may also cause the Company and its subsidiaries to be unable to utilize certain of their net operating loss and other tax carryforwards for income tax purposes.

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

Through Salus, we enter into commitments to extend credit to meet the financing needs of its asset based lending customers upon the satisfaction of certain conditions. At April 1, 2012, the notional amount of unfunded portion of such commitments was approximately $18 million of which $2 million expires in one year or less, and the remainder expires between one and three years.

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

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in fiscal year 2013. We do not expect the guidance to impact our financial statements, as it only requires a change in the format of presentation.

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

Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate the risk from such exposures. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Additionally, HGI is exposed to market risk with respect to its short-term investments and an embedded derivative liability related to its Preferred Stock.

Equity Price Risk

HGI

HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of April 1, 2012, are all classified as trading within “Short-term investments” in the Condensed Consolidated Balance Sheet. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.

FGL

FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of fixed indexed annuity (“FIA”) contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.

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

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the Fiscal

2012 Six Months, the annual index credits to policyholders on their anniversaries were $53 million. Proceeds received at expiration on options related to such credits were $33 million. The shortfall is funded by FGL’s investment spread earnings and futures income of $32 million.

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

Spectrum Brands

Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States interest rates, LIBOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At April 1, 2012, Spectrum Brands had no outstanding interest rate derivative instruments.

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

Equity Price Risk — Trading

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of

10%. As of April 1, 2012, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $18 million adverse impact on HGI’s trading portfolio of marketable equity securities.

Equity Price Risk — Other

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $24 million and its derivative investments to decrease by approximately $42 million based on equity positions as of April 1, 2012. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

As of April 1, 2012, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $14 million.

Interest Rate Risk

If interest rates were to increase one percentage point from levels at April 1, 2012, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $884 million. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $799 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at April 1, 2012, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $89 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

Foreign Exchange Risk

As of April 1, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $36 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $20 million.

Commodity Price Risk

As of April 1, 2012, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be deminimus.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of April 1, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended April 1, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended April 1, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HGI

HGI’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements due to a variety of important factors, including, without limitation, the following:

•	limitations on our ability to successfully identify additional suitable acquisition and business opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our debt;

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

•	the impact of additional material charges associated with our oversight of acquired companies and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the impact of decisions by our controlling stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain controlling stockholders;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our portfolio of securities;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in researching acquisition targets or business opportunities that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

See Note 13 to the Company’s condensed consolidated financial statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended January 1, 2012.

Item 1A.	Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012 filed with the SEC on February 9, 2012 (the “First Quarter 10-Q”), as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A, of our First Quarter 10-Q.

Risks Related to HGI

We are a holding company, and our only material assets are our equity interests in our operating subsidiaries and our other investments, and our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of April 1, 2012, excluding cash, equivalents and short-term investments held by FGL and Spectrum Brands, we had approximately $470 million in cash, cash equivalents and short-term investments, which includes $252 million held by our wholly-owned subsidiary, HGI Funding LLC. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. SBI’s senior secured term loan due June 17, 2016 (the “Term Loan”), of which $523 remained outstanding as of April 1, 2012, $950 million of 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”), and a $300 million asset based revolving loan facility due April 21, 2016, under which $50 million was outstanding as of April 1, 2012 (the “ABL Revolving Credit Facility” and together with the Term Loan and the 9.5% Notes, the “Senior Secured Facilities”) and, SBI’s $300 million of 6.75% Senior Notes due 2020 (the “6.75% Notes”) and other agreements substantially limit or prohibit certain payments of dividends or other distributions to Spectrum Brands.

Specifically, (i) each indenture of SBI generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of SBI plus (b) 100% of the aggregate cash proceeds from the sale of equity by SBI (or less 100% of the net losses) plus (c) any repayments to SBI of certain investments plus (d) in the case of the indenture governing

SBI’s 6.75% Notes (the “2020 Indenture”), $50 million, subject to certain other tests and certain exceptions and (ii) SBI’s term loan facility limits payment of dividends to stockholders to $40 million per year while dividend payments under SBI’s asset-based revolving facility are subject to satisfying certain minimum availability test and fixed charge coverage rate test We expect that future debt of SBI and Spectrum Brands will contain similar restrictions.

FGL is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. See “Item 1 — FGL — Regulation — Dividend and Other Distribution Payment Limitations” in our Form 10-K.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.

We are a diversified holding company that holds all of the equity interests of FGL and a majority of the equity interests of Spectrum Brands and interests in other businesses. In the future we may acquire other businesses or make other acquisitions that involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt (including the 10.625% Notes and dividend payments on our outstanding shares of preferred stock) will be subject to the specific risks applicable to any business or company we acquire.

We may issue additional shares of common stock or preferred stock which would dilute the interests of our stockholders and could present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 7, 2012, we have 140,116,935 shares of our common stock outstanding, and we have issued 400,000 shares of Preferred Stock which are convertible into approximately 62,215,153 shares of our common stock. The holders of our Preferred Stock have certain rights that are senior to those afforded to the holders of our common stock. See “Our Company — The Preferred Stock Issuance” in Item 1. Business in our Form 10-K. In addition, we have reserved 17,000,000 shares of common stock pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) and we have reserved 135,000 shares of common stock pursuant to previous employee incentive plans under which unexercised awards are outstanding but under which no new awards are being made.

On October 26, 2011, we filed a shelf registration statement on Form S-3 (the “Form S-3”) which registered the sale of up to 32,023,734 shares of our common stock from time to time in secondary offerings by the stockholders listed therein. On March 13, 2012, we filed a separate Form S-3, which registered a maximum aggregate offering price of $75 million composed of our common stock, preferred stock, warrants and units to be issued from time to time in primary offerings by us and up to 25,000,000 shares of our common stock from time to time in secondary offerings by the stockholders listed therein.

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

The issuance of additional shares of common or preferred stock may, among other things:

•	significantly dilute the equity interest and voting power of all other stockholders;

•	further subordinate the rights of holders of our common stock if further preferred stock is issued with rights senior to those afforded our common stock;

•	call for us to make dividend or other payments not available to the holders of our common stock;

•	may adversely affect prevailing market prices for our common stock; and

•

could cause a change in control of our company if a substantial number of shares of our common stock is issued and/or if the purchase price of our preferred stock continues to accrete. See “The Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and the holders of the notes. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements” in the First Quarter 10-Q.

The nature of certain of our assets are volatile and their value may fluctuate or change over short periods of time.

We have established HGI Funding LLC as a vehicle for managing a portion of our excess cash or for acquiring positions in possible acquisition targets while we search for additional acquisition opportunities. Investing in securities other than U.S. government investments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions.

In addition, some of our subsidiaries are privately-held companies and some of our assets are illiquid securities the fair value of which are not readily determinable. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of securities of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

HGI and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforwards.

As of September 30, 2011, HGI and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $63 million and $1,163 million, respectively, that, if unused, will expire through year 2032. Spectrum Brands also had state and local NOL carryforwards of approximately $1,197 million at September 30, 2011, that if unused, will expire through year 2032 and had foreign loss carryforwards of approximately $140 million. As of September 30, 2011, FGL had U.S. Federal NOL carryforwards of approximately $428 million that, if unused, will expire in years 2023 through 2031 and had capital loss carryforwards of approximately $717 million that, if unused, will expire through year 2016. In addition, any future subsidiary that HGI or its subsidiaries may acquire may also have significant Federal, state, local and foreign NOL carryforwards. Both HGI and Spectrum Brands have established full valuation allowances for these deferred tax assets, and FGL has established a partial valuation allowance, based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.

The ability of HGI and its subsidiaries, including Spectrum Brands, FGL and any future subsidiary, to utilize their NOL and other tax carryforwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration. Additionally, the ability of HGI and its subsidiaries (including Spectrum Brands, FGL and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Internal Revenue Code) in any three-year period. HGI and its subsidiaries (including Spectrum Brands and FGL) have experienced ownership changes that have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes. Future ownership changes, including transfers or dispositions of our stock by the Principal Stockholders or other stockholders and conversions or redemptions of our preferred stock, could, depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, HGI and/or its subsidiaries (including Spectrum Brands, FGL and any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carryforwards. Such limitations could have a material adverse effect on HGI and/or its subsidiaries’ results of operations, cash flows or financial condition. See “The Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with the interests of our other stockholders and the holders of the notes. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements” in the First Quarter 10-Q and “We may issue additional shares of common stock or preferred stock which would dilute the interests of our stockholders and could present other risks” herein.

Risks Related to Spectrum Brands

SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.

SBI has, and expects to continue to have, a significant amount of indebtedness. As of April 1, 2012, SBI had total indebtedness under its Senior Secured Facilities, its 6.75% Notes and other debt of approximately $1.8 billion. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

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

Under SBI’s Senior Secured Facilities and the 2020 Indenture, SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.

Restrictive covenants in SBI’s Senior Secured Facilities and the 2020 Indenture may restrict SBI’s ability to pursue its business strategies.

SBI’s Senior Secured Facilities and the 2020 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. SBI’s Senior Secured Facilities and the 2020 Indenture also contain customary events of default. These covenants, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, SBI’s Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under the SBI’s Senior Secured Facilities or SBI’s 6.75% Notes could terminate their commitments and the lenders under SBI’s Senior Secured Facilities or SBI’s 6.75% Notes could accelerate repayment of its outstanding borrowings, and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If SBI is unable to repay outstanding borrowings when due, the lenders under SBI’s Senior Secured Facilities or SBI’s 6.75% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the its Senior Secured Facilities or its 6.75% Notes are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing SBI’s debt.

HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under the agreements governing SBI’s debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HGI pursuant to the Indenture. Under the SBI Term Loan and the SBI ABL Facility, a change of control is an event of default and, if a change of control were to occur, SBI would be required to get an amendment to these agreements to avoid a default. If SBI was unable to get such an amendment, the lenders could accelerate the maturity of each of the SBI Term Loan and the SBI ABL Facility. In addition, under the indenture governing the 9.5% Notes and the 2020 Indenture, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If SBI was unable to make the change of control offer or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

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

10.7†

Transition Services Agreement by and between Francis T. McCarron and Harbinger Group Inc., dated as of February 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2012 (File No. 1-4219)).

10.8†*	Employment Agreement by and between Thomas A. Williams and Harbinger Group Inc., dated as of February 24, 2012.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated: May 10, 2012	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)