Form 10-Q
period 2012-07-01
HARBINGER GROUP INC.
filed 2012-08-10
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

There were 140,166,935 shares of the registrant’s common stock outstanding as of August 6, 2012.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 1, 2012	September 30, 2011 (a)
	(Unaudited)
ASSETS
Consumer Products and Other:
Cash and cash equivalents	$262,261	$321,352
Short-term investments	204,241	350,638
Receivables, net	428,440	394,283
Inventories, net	552,515	434,630
Prepaid expenses and other current assets	85,460	143,654

Total current assets	1,532,917	1,644,557
Properties, net	208,888	206,799
Goodwill	688,045	610,338
Intangibles, net	1,716,977	1,683,909
Deferred charges and other assets	94,454	97,324

	4,241,281	4,242,927

Insurance and Financial Services:
Investments:
Fixed maturities, available-for-sale, at fair value	15,069,952	15,367,474
Equity securities, available-for-sale, at fair value	242,264	287,043
Derivative investments	160,565	52,335
Asset-backed loans and other invested assets	92,424	44,279

Total investments	15,565,205	15,751,131
Cash and cash equivalents	1,570,565	816,007
Accrued investment income	183,453	212,848
Reinsurance recoverable	2,326,425	1,612,036
Intangibles, net	410,879	457,167
Deferred tax assets	131,937	207,729
Other assets	151,604	291,043

	20,340,068	19,347,961

Total assets	$24,581,349	$23,590,888

LIABILITIES AND EQUITY
Consumer Products and Other:
Current portion of long-term debt	$28,251	$16,090
Accounts payable	251,932	328,635
Accrued and other current liabilities	251,820	317,629

Total current liabilities	532,003	662,354
Long-term debt	2,296,404	2,032,690
Equity conversion feature of preferred stock	199,360	75,350
Employee benefit obligations	80,353	89,857
Deferred tax liabilities	369,444	338,679
Other liabilities	30,188	44,957

	3,507,752	3,243,887

Insurance and Financial Services:
Contractholder funds	15,285,816	14,549,970
Future policy benefits	3,602,729	3,598,208
Liability for policy and contract claims	113,192	56,650
Note payable	—	95,000
Other liabilities	474,245	381,597

	19,475,982	18,681,425

Total liabilities	22,983,734	21,925,312

Commitments and contingencies
Temporary equity:
Redeemable preferred stock	313,450	292,437

Harbinger Group Inc. stockholders’ equity:
Common stock	1,402	1,393
Additional paid-in capital	854,776	872,683
Accumulated deficit	(257,259)	(128,083)
Accumulated other comprehensive income	253,812	149,448

Total Harbinger Group Inc. stockholders’ equity	852,731	895,441
Noncontrolling interest	431,434	477,698

Total permanent equity	1,284,165	1,373,139

Total liabilities and equity	$24,581,349	$23,590,888

(a)	Derived from the audited consolidated financial statements as of September 30, 2011 and retrospectively adjusted for the finalization of provisional acquisition accounting balances (see Note 14).

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011 (a)	July 1, 2012	July 3, 2011 (a)
	(Unaudited)		(Unaudited)
Revenues:
Consumer Products and Other:
Net sales	$824,803	$804,635	$2,419,859	$2,359,586

Insurance and Financial Services:
Premiums	12,044	25,118	42,170	25,118
Net investment income	179,297	176,885	539,057	176,885
Net investment gains (losses)	(12,906)	1,228	254,616	1,228
Insurance and investment product fees and other	8,922	26,424	28,161	26,424

	187,357	229,655	864,004	229,655

Total revenues	1,012,160	1,034,290	3,283,863	2,589,241

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	533,107	510,941	1,584,106	1,511,215
Selling, general and administrative expenses	209,770	222,939	638,186	690,493

	742,877	733,880	2,222,292	2,201,708

Insurance and Financial Services:
Benefits and other changes in policy reserves	140,990	129,959	559,702	129,959
Acquisition and operating expenses, net of deferrals	20,010	28,595	100,763	28,595
Amortization of intangibles	26,880	21,340	111,979	21,340

	187,880	179,894	772,444	179,894

Total operating costs and expenses	930,757	913,774	2,994,736	2,381,602

Operating income	81,403	120,516	289,127	207,639
Interest expense	(54,447)	(51,904)	(194,417)	(192,650)
(Increase) decrease in fair value of equity conversion feature of preferred stock	(125,540)	5,960	(124,010)	5,960
Bargain purchase gain from business acquisition	—	158,341	—	158,341
Gain on contingent purchase price reduction	—	—	41,000	—
Other income (expense), net	(17,446)	1,126	(25,947)	1,089

Income (loss) from continuing operations before income taxes	(116,030)	234,039	(14,247)	180,379
Income tax expense (benefit)	(5,855)	3,720	50,605	63,906

Net income (loss)	(110,175)	230,319	(64,852)	116,473
Less: Net income (loss) attributable to noncontrolling interest	24,925	13,015	18,765	(18,811)

Net income (loss) attributable to controlling interest	(135,100)	217,304	(83,617)	135,284
Less: Preferred stock dividends and accretion	13,980	5,963	45,559	5,963

Net income (loss) attributable to common and participating preferred stockholders	$(149,080)	$211,341	$(129,176)	$129,321

Net income (loss) per common share attributable to controlling interest:
Basic	$(1.07)	$1.16	$(0.93)	$0.71

Diluted	$(1.07)	$1.16	$(0.93)	$0.71

(a)	Retrospectively adjusted for the finalization of provisional acquisition accounting balances (see Note 14).

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Month Period Ended
	July 1, 2012	July 3, 2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(64,852)	$116,473
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bargain purchase gain from business acquisition	—	(158,341)
Depreciation of properties	28,812	34,785
Amortization of intangibles	158,529	64,413
Stock-based compensation	17,060	22,903
Amortization of debt issuance costs	7,384	9,876
Amortization of debt discount	591	4,105
Write off of debt issuance costs on refinanced debt	2,945	15,420
Write off of unamortized (premium) discount on refinanced debt	(466)	8,950
Deferred income taxes	57,910	68,951
Gain on contingent purchase price adjustment	(41,000)	—
Cost of trading securities acquired for resale	(741,127)	—
Proceeds from trading securities sold	829,821	—
Interest credited/index credits to contractholder account balances	414,750	80,563
Amortization of fixed maturity discounts and premiums	67,881	35,221
Net recognized gains on investments and derivatives	(103,192)	(8,985)
Charges assessed to contractholders for mortality and administration	(10,394)	(14,259)
Deferred policy acquisition costs	(157,620)	(17,293)
Cash transferred to reinsurers	(176,770)	(25,907)
Non-cash restructuring and related charges	3,021	8,312
Changes in operating assets and liabilities	(92,440)	(288,902)

Net cash provided by (used in) operating activities	200,843	(43,715)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	4,386,328	1,114,541
Cost of investments acquired	(3,860,613)	(1,254,487)
Acquisitions, net of cash acquired	(185,067)	684,417
Asset-backed loans originated	(74,533)	—
Capital expenditures	(33,583)	(27,649)
Other investing activities, net	300	4,816

Net cash provided by investing activities	232,832	521,638

Cash flows from financing activities:
Proceeds from issuances of senior notes	517,000	498,459
Proceeds from preferred stock issuance, net of issuance costs	—	269,000
Repayment of senior subordinated toggle notes, including tender and call premium	(270,431)	—
Payment of extinguished senior credit facilities, including prepayment penalties	—	(100,900)
Revolving credit facility activity	2,500	55,000
Proceeds from other debt financing	6,192	15,349
Repayments of other debt	(102,083)	(905)
Debt issuance costs	(11,163)	(26,976)
Purchases of subsidiary stock	(85,050)	—
Contractholder account deposits	1,736,023	241,075
Contractholder account withdrawals	(1,505,408)	(491,182)
Dividends paid on preferred stock	(23,406)	—
Other financing activities, net	(953)	(1,447)

Net cash provided by financing activities	263,221	457,473

Effect of exchange rate changes on cash and cash equivalents	(1,429)	(2,414)

Net increase in cash and cash equivalents	695,467	932,982
Cash and cash equivalents at beginning of period	1,137,359	256,831

Cash and cash equivalents at end of period	$1,832,826	$1,189,813

Cash and cash equivalents—Consumer Products and Other	$262,261	$449,190
Cash and cash equivalents—Insurance and Financial Services	1,570,565	740,623

Total cash and cash equivalents at end of period	$1,832,826	$1,189,813

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share figures)

(1) Description of Business and Basis of Presentation

Harbinger Group Inc. (“HGI” and, collectively with its respective subsidiaries, the “Company”) is a diversified holding company, the outstanding common stock of which is 93.2% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”). Such common stock ownership by the Principal Stockholders represents a voting interest of 68.8% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. The Company has identified the following five indicative sectors in which it intends to pursue business opportunities: consumer products/retail, insurance and financial services, energy, natural resources and agriculture. The Company may also pursue business opportunities in other indicative sectors. In addition to acquiring controlling interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. The Company also owns 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate.

On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the Principal Stockholders. The Spectrum Brands Acquisition was considered a transaction between entities under common control and was accounted for similar to the pooling of interest method whereby the results of HGI and Spectrum Brands were retrospectively combined back to June 16, 2010, the date that common control was first established and, prior to that date, reflected only the results of Spectrum Brands, Inc. (“SBI”) as the Company’s accounting predecessor. As of July 1, 2012, the Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 57.5%. Spectrum Brands is a global branded consumer products company which trades on the NYSE under the symbol “SPB.”

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

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2011 (the “Form 10-K”). The results of operations for the nine months ended July 1, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2012.

(2) Comprehensive Income (Loss)

Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, are as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income (loss)	$(110,175)	$230,319	$(64,852)	$116,473

Other comprehensive income (loss):
Consumer Products and Other:
Foreign currency translation	(34,148)	13,139	(30,538)	33,009
Net unrealized gain (loss) on derivative instruments	1,010	(653)	2,127	(3,718)
Actuarial adjustments to pension plans	429	—	973	—
Deferred tax valuation allowance adjustments	465	(216)	214	860

	(32,244)	12,270	(27,224)	30,151

Insurance and Financial Services:
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	168,530	227,381	454,793	227,381
Net reclassification adjustment for gains included in net income	(41,920)	(15,032)	(175,658)	(15,032)

Changes in unrealized investment gains after reclassification adjustment	126,610	212,349	279,135	212,349
Adjustments to intangible assets	(61,254)	(71,344)	(92,527)	(71,344)
Changes in deferred income tax asset/liability	(22,874)	(49,352)	(65,357)	(49,352)

Net unrealized gain on investments	42,482	91,653	121,251	91,653

Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	81	(144)	(1,530)	(144)
Adjustments to intangible assets	(5)	48	598	48
Changes in deferred income tax asset/liability	(27)	34	326	34

Net non-credit related other than-temporary impairment	49	(62)	(606)	(62)

Net change to derive comprehensive income (loss) for the period	10,287	103,861	93,421	121,742

Comprehensive income (loss)	(99,888)	334,180	28,569	238,215

Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	24,925	13,015	18,765	(18,811)
Other comprehensive income (loss)	(13,707)	5,583	(12,037)	13,719

	11,218	18,598	6,728	(5,092)

Comprehensive income (loss) attributable to the controlling interest	$(111,106)	$315,582	$21,841	$243,307

Net gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated, net of taxes and noncontrolling interest, in the “Accumulated other comprehensive income” (“AOCI”) section of HGI’s stockholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature.

The changes in accumulated foreign currency translation for the three and nine month periods ended July 1, 2012 and July 3, 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

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

	July 1, 2012	September 30, 2011
Trading:
Marketable equity securities	$162,518	$262,085
Marketable debt securities	6,725	12,665

	169,243	274,750

Held-to-maturity:
U.S. Treasury securities	34,747	75,638
Certificate of deposit	251	250

	34,998	75,888

Total short-term investments	$204,241	$350,638

Insurance and Financial Services

FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated VOBA, DAC and deferred income taxes. Investments of FGL and Salus at July 1, 2012 and September 30, 2011 are summarized as follows:

	July 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$821,203	$6,112	$(4,629)	$822,686
Commercial mortgage-backed securities	520,806	24,185	(6,468)	538,523
Corporates	10,442,653	576,410	(40,285)	10,978,778
Equities	237,440	7,362	(2,538)	242,264
Hybrids	632,001	17,189	(22,334)	626,856
Municipals	1,110,090	137,054	(1,044)	1,246,100
Agency residential mortgage-backed securities	163,855	4,662	(491)	168,026
Non-agency residential mortgage-backed securities	560,696	4,177	(15,046)	549,827
U.S. Government	127,943	11,213	—	139,156

Total available-for-sale securities	14,616,687	788,364	(92,835)	15,312,216
Derivative investments	145,871	39,027	(24,333)	160,565
Asset-backed loans and other invested assets	92,424	—	—	92,424

Total investments	$14,854,982	$827,391	$(117,168)	$15,565,205

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in AOCI were unrealized gains of $851 and $524 and unrealized losses of $1,880 and $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at July 1, 2012 and September 30, 2011, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	July 1, 2012
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$883,426	$885,160
Due after one year through five years	2,425,302	2,483,897
Due after five years through ten years	3,491,058	3,687,917
Due after ten years	5,367,535	5,800,096

Subtotal	12,167,321	12,857,070
Other securities which provide for periodic payments:
Asset-backed securities	821,203	822,686
Commercial-mortgage-backed securities	520,806	538,523
Structured hybrids	145,366	133,820
Agency residential mortgage-backed securities	163,855	168,026
Non-agency residential mortgage-backed securities	560,696	549,827

Total fixed maturity available-for-sale securities	$14,379,247	$15,069,952

As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage backed securities above, FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of July 1, 2012. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	July 1, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$372,352	$(3,931)	$8,346	$(698)	$380,698	$(4,629)
Commercial-mortgage-backed securities	17,426	(3,120)	39,478	(3,348)	56,904	(6,468)
Corporates	1,237,999	(20,327)	304,068	(19,958)	1,542,067	(40,285)
Equities	43,755	(2,029)	15,752	(509)	59,507	(2,538)
Hybrids	111,544	(3,213)	170,406	(19,121)	281,950	(22,334)
Municipals	109,336	(930)	12,410	(114)	121,746	(1,044)
Agency residential mortgage-backed securities	9,499	(211)	6,207	(280)	15,706	(491)
Non-agency residential mortgage-backed securities	161,839	(5,082)	190,638	(9,964)	352,477	(15,046)

Total available-for-sale securities	$2,063,750	$(38,843)	$747,305	$(53,992)	$2,811,055	$(92,835)

Total number of available-for-sale securities in an unrealized loss position						359

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$275,135	$(2,770)	$—	$—	$275,135	$(2,770)
Commercial-mortgage-backed securities	338,865	(18,163)	—	—	338,865	(18,163)
Corporates	3,081,556	(130,352)	—	—	3,081,556	(130,352)
Equities	99,772	(9,033)	—	—	99,772	(9,033)
Hybrids	450,376	(51,055)	—	—	450,376	(51,055)
Municipals	1,137	(7)	—	—	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)	—	—	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)	—	—	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)	$—	$—	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position						505

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition date, no individual securities had been in a continuous unrealized loss position greater than twelve months as of September 30, 2011.

At July 1, 2012 and September 30, 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and hybrids. Total unrealized losses were $92,835 and $234,795 at July 1, 2012 and September 30, 2011, respectively. Financial sector-related exposure represents the largest component of the unrealized loss position in the portfolio at July 1, 2012 and September 30, 2011. The improvement in unrealized loss positions in corporate debt instruments from September 30, 2011 to July 1, 2012 was primarily a result of improving conditions for corporate issues.

Liquidity efforts by global central banks continue to be supportive to European institutions and risk assets have strengthened as a result. Prices on the portfolio’s mortgage-related securities have also risen on a decline in risk aversion, as well as on signs that the housing market in the United States is believed to be at, or near, its bottom. The portfolio’s hybrid and subordinated securities have improved in price on better risk sentiment, as well as on actions on the part of banks (typical issuers of such securities) who have elected to call these securities at their issue price due to changing regulatory capital rules.

At July 1, 2012 and September 30, 2011, securities with a fair value of $27,016 and $31,320, respectively, were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. The improvement in unrealized loss positions from September 30, 2011 is primarily due to two factors: (i) securities at depressed prices were sold over the past nine months, reducing the size of holdings at an unrealized loss position and (ii) improving risk sentiment has lifted the market prices of investment grade bonds. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL at July 1, 2012 and July 3, 2011, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Beginning balance	$2,569	$—	$667	$—
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	112	—	112	—
Other-than-temporary impairment was not previously recognized	—	395	1,902	395

Ending balance	$2,681	$395	$2,681	$395

For the three and nine months ended July 1, 2012, FGL recognized impairment losses in operations totaling $2,487 and $19,787, respectively, for investments which experienced other-than-temporary impairments and had an amortized cost of $101,887 and a fair value of $80,570 at July 1, 2012. For the three and nine month periods ended July 3, 2011, FGL recognized impairment losses in operations totaling $1,259 respectively, for investments which experienced other-than-temporary impairments and had an amortized cost of $12,140 and a fair value of $10,737 at July 3, 2011. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities were as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Other-than-temporary impairments recognized in net income:
Corporates	$1,538	$—	$2,234	$—
Non-agency residential mortgage-backed securities	828	1,259	6,901	1,259
Hybrids	—	—	9,688	—
Other invested assets	121	—	964	—

Total other-than-temporary impairments	$2,487	$1,259	$19,787	$1,259

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Fixed maturity available-for-sale securities	$172,741	$174,181	$530,433	$174,181
Equity available-for-sale securities	4,817	5,641	10,839	5,641
Policy loans	125	800	550	800
Invested cash and short-term investments	2,105	72	3,458	72
Other investments	2,409	(291)	2,976	(291)

Gross investment income	182,197	180,403	548,256	180,403
External investment expense	(2,900)	(3,518)	(9,199)	(3,518)

Net investment income	$179,297	$176,885	$539,057	$176,885

Net Investment Gains (Losses)

Details underlying “Net investment gains (losses)” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net realized gains on fixed maturity available-for-sale securities	$37,895	$15,137	$172,188	$15,137
Realized gains (losses) on equity securities	417	(105)	783	(105)

Net realized gains on securities	38,312	15,032	172,971	15,032

Realized losses on certain derivative instruments	(26,295)	(3,258)	(32,001)	(3,258)
Unrealized gains (losses) on certain derivative instruments	(24,839)	(10,546)	114,649	(10,546)

Change in fair value of derivatives	(51,134)	(13,804)	82,648	(13,804)

Realized losses on other invested assests	(84)	—	(1,003)	—

Net investment gains (losses)	$(12,906)	$1,228	$254,616	$1,228

Additional detail regarding the net investment gains (losses) on securities is as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total other-than-temporary impairments	$(2,406)	$(1,403)	$(21,317)	$(1,403)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	81	(144)	(1,530)	(144)

Net other-than-temporary impairments	(2,487)	(1,259)	(19,787)	(1,259)
(Losses) gains on derivative instruments	(51,134)	(13,804)	82,648	(13,804)
Other realized investment gains	40,715	16,291	191,755	16,291

Net investment gains (losses)	$(12,906)	$1,228	$254,616	$1,228

For the three and nine month periods ended July 1, 2012, principal repayments, calls, tenders and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 9, totaled $1,216,158 and $4,366,308 gross gains on such sales totaled $49,469 and $211,908 and gross losses totaled $9,208 and $20,897, respectively. For the three and nine month periods ended July 3, 2011, proceeds from the sale of available-for-sale securities totaled $461,506, gross gains on the sale of available-for-sale securities totaled $12,866 and gross losses totaled $1,815.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on available-for-sale securities above were $2,487 and $19,787 for the three and nine month periods ended July 1, 2012, respectively. For the three and nine month periods ended July 3, 2011, underlying write-downs taken to residential mortgage-backed securities investments as a result of other-than-temporary impairments that were recognized in net income and included in net realized gains on available-for-sale securities were $1,259.

Cash flows from consolidated investing activities by security classification were as follows:

	Nine Month Period Ended
	July 1, 2012	July 3, 2011
Proceeds from investments sold, matured or repaid:
Available-for-sale	$4,208,621	$648,243
Held-to-maturity	75,649	70,792
Trading (acquired for holding)	12,027	331,417
Derivatives and other	90,031	64,089

	$4,386,328	$1,114,541

Cost of investments acquired:
Available-for-sale	$(3,696,967)	$(730,468)
Held-to-maturity	(34,758)	(52,682)
Trading	(22,924)	(433,810)
Derivatives and other	(105,964)	(37,527)

	$(3,860,613)	$(1,254,487)

Concentrations of Financial Instruments

As of July 1, 2012, FGL’s most significant investment in one industry was FGL’s investment securities in the banking industry with a fair value of $1,982,603 or 12.8% of the invested assets portfolio. FGL’s holdings in this industry includes investments in 121 different issuers with the top ten investments accounting for 38% of the total holdings in this industry. As of July 1, 2012, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $236,441 and $87,073 or 1.5% and 0.6% of FGL’s invested assets, respectively.

(4) Derivative Financial Instruments

Consumer Products and Other

The fair value of outstanding derivative contracts recorded in the “Consumer Products and Other” sections of the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	July 1, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$—	$274
Foreign exchange contracts	Receivables	4,959	3,189
Foreign exchange contracts	Deferred charges and other assets	326	—

Total asset derivatives designated as hedging instruments		5,285	3,463
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	271	—

Total asset derivatives		$5,556	$3,463

Liability Derivatives	Classification	July 1, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued and other current liabilities	—	708
Commodity contracts	Accounts payable	1,801	1,228
Commodity contracts	Other liabilities	892	4
Foreign exchange contracts	Accounts payable	753	2,698

Total liability derivatives designated as hedging instruments		3,446	5,884
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	1,780	10,945
Foreign exchange contracts	Other liabilities	1,504	12,036
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	199,360	75,350

Total liability derivatives		$206,090	$104,215

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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three and nine month periods ended July 1, 2012 and July 3, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Location of Gain (Loss) Recognized in Income on Derivatives
Three Months	2012	2011	2012	2011	2012	2011
Commodity contracts	$(2,368)	$(109)	$(120)	$587	$(6)	$16	Cost of goods sold
Interest rate contracts	—	(42)	—	(839)	—	(44)	Interest expense
Foreign exchange contracts	(395)	(11)	(129)	105	—	—	Net sales
Foreign exchange contracts	5,973	(5,011)	558	(4,346)	—	—	Cost of goods sold

Total	$3,210	$(5,173)	$309	$(4,493)	$(6)	$(28)

Nine Months	2012	2011	2012	2011	2012	2011
Commodity contracts	$(1,989)	$1,764	$(675)	$1,921	$8	$17	Cost of goods sold
Interest rate contracts	15	(102)	(864)	(2,527)	—	(294)	Interest expense
Foreign exchange contracts	(61)	216	(339)	(102)	—	—	Net sales
Foreign exchange contracts	2,426	(15,801)	(1,336)	(8,438)	—	—	Cost of goods sold

Total	$391	$(13,923)	$(3,214)	$(9,146)	$8	$(277)

Fair Value Contracts and Other

For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three and nine month periods ended July 1, 2012 and July 3, 2011 the Company recognized the following gains (losses) on those derivatives:

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months		Nine Months
	2012	2011	2012	2011
Equity conversion feature of preferred stock	$(125,540)	$5,960	$(124,010)	$5,960	(Increase) decrease in fair value of equity conversion feature of preferred stock

Foreign exchange contracts	7,941	(7,578)	11,734	(17,468)	Other income (expense), net

Total	$(117,599)	$(1,618)	$(112,276)	$(11,508)

Additional Disclosures

Cash Flow Hedges

Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At July 1, 2012, Spectrum Brands did not have any such interest swaps outstanding.

Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”. At July 1, 2012, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2013 with a contract value of $120,804. The derivative net gain on these contracts recorded in AOCI at July 1, 2012 was $1,880, net of tax expense of $1,262 and noncontrolling interest of $1,389. At July 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $1,762 net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 1, 2012, Spectrum Brands had a series of such swap contracts outstanding through July 2014 for 16 tons of raw materials with a contract value of $31,665. The derivative net loss on these contracts recorded in AOCI at July 1, 2012 was $1,279, net of tax benefit of $428 and noncontrolling interest of $946. At July 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $850, net of tax and noncontrolling interest.

Fair Value Contracts

Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 1, 2012 and September 30, 2011, Spectrum Brands had $189,538 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands is exposed to economic risk from foreign currencies, including firm commitments for purchases of materials denominated in South African Rand. Periodically, Spectrum Brands economically hedges a portion of the risk associated with these purchases through forward and swap foreign exchange contracts. These contracts are designated as fair value hedges. The hedges effectively fix the foreign exchange in U.S. Dollars on a specified amount of Rand to a future payment date. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. Derivative gains or losses are realized as the hedged purchases of materials affects earnings. At July 1, 2012, Spectrum Brands had $2,249 of such foreign exchange derivative contracts outstanding (none as of September 30, 2011).

Credit Risk

Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was $26 and $18 at July 1, 2012 and September 30, 2011, respectively.

Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At July 1, 2012 and September 30, 2011, Spectrum Brands had posted cash collateral of $1,717 and $418, respectively, related to such liability positions. In addition, at September 30, 2011, Spectrum Brands had posted standby letters of credit of $2,000 (none at July 1, 2012) related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheet.

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

	July 1, 2012	September 30, 2011
Assets:
Derivative investments:
Call options	$156,919	$52,335
Futures contracts	3,646	—

	$160,565	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,486,465	$1,396,340
Other liabilities:
Futures contracts	—	3,828
Available-for-sale embedded derivative	—	400

	$1,486,465	$1,400,568

The change in fair value of derivative instruments included in the Condensed Consolidated Statements of Operations is as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Net investment gains (losses):
Call options	$(44,557)	$(15,400)	$48,722	$(15,400)
Futures contracts	(6,577)	1,596	33,926	1,596

	(51,134)	(13,804)	82,648	(13,804)
Net investment income:
Available-for-sale embedded derivatives	376	8	400	8

	$(50,758)	$(13,796)	$83,048	$(13,796)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(10,338)	$(21,802)	$90,125	$(21,802)

Additional Disclosures

FIA Contracts

FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard and Poor’s (“S&P”) 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of benefits and other changes in policy reserves in the Condensed Consolidated Statements of Operations.

FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains (losses)”. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

Other market exposures are hedged periodically depending on market conditions and FGL’s risk tolerance. FGL’s FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGL uses a variety of techniques, including direct estimation of market sensitivities and value-at-risk, to monitor this risk daily. FGL intends to continue to adjust the hedging strategy as market conditions and FGL’s risk tolerance change.

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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

	Credit Rating (Moody’s/S&P)	July 1, 2012		September 30, 2011
Counterparty		Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa2/A-	$1,910,817	$49,687	$1,692,142	$14,637
Morgan Stanley	Baa1/A-	1,784,389	42,854	1,629,247	15,373
Deutsche Bank	A2/A+	1,570,297	40,107	1,463,596	11,402
Royal Bank of Scotland	Baa1/A-	239,175	11,580	—	—
Barclay’s Bank	A2/A+	139,534	2,436	385,189	4,105
Nomura	Baa2/A-	107,000	9,897	107,000	4,033
Credit Suisse	A2/A	20,000	358	327,095	2,785

		$5,771,212	$156,919	$5,604,269	$52,335

Collateral Agreements

FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of July 1, 2012 and September 30, 2011, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $156,919 and $52,335 at July 1, 2012 and September 30, 2011, respectively.

FGL held 2,140 and 2,458 futures contracts at July 1, 2012 and September 30, 2011, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the “Insurance and Financial Services” sections of the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $7,366 and $9,820 at July 1, 2012 and September 30, 2011, respectively.

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	July 1, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Consumer Products and Other
Cash and cash equivalents	$262,261	$—	$—	$262,261	$262,261
Contingent purchase price reduction receivable	—	—	41,000	41,000	41,000
Short-term investments (including related interest receivable of $8)
Equity securities — trading	162,518	—	—	162,518	162,518
Fixed maturity securities — held-to-maturity	—	35,005	—	35,005	35,006
Fixed maturity securities — trading	—	6,725	—	6,725	6,725
Derivatives:
Foreign exchange forward agreements	—	5,556	—	5,556	5,556

Insurance and Financial Services
Cash and cash equivalents	1,560,481	10,084	—	1,570,565	1,570,565
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	63,610	759,076	822,686	822,686
Commercial mortgage-backed securities	—	538,523	—	538,523	538,523
Corporates	—	10,831,535	147,243	10,978,778	10,978,778
Hybrids	—	621,675	5,181	626,856	626,856
Municipals	—	1,246,045	55	1,246,100	1,246,100
Agency residential mortgage-backed securities	—	168,026	—	168,026	168,026
Non-agency residential mortgage-backed securities	—	549,212	615	549,827	549,827
U.S. Government	139,156	—	—	139,156	139,156
Equity securities — available-for-sale	—	242,264	—	242,264	242,264
Derivative financial instruments	—	160,565	—	160,565	160,565
Asset-backed loans and other invested assets	—	—	92,424	92,424	92,424

Total financial assets	$2,124,416	$14,478,825	$1,045,594	$17,648,835	$17,648,836

Liabilities
Consumer Products and Other
Total debt	$510,000	$1,957,870	$—	$2,467,870	$2,324,655
Derivatives:
Foreign exchange forward agreements	—	4,037	—	4,037	4,037
Commodity swap and option agreements	—	2,693	—	2,693	2,693
Equity conversion feature of preferred stock	—	—	199,360	199,360	199,360
Redeemable preferred stock, excluding equity conversion feature	—	—	366,600	366,600	313,450

Insurance and Financial Services
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,486,465	1,486,465	1,486,465
Investment contracts, included in contractholder funds	—	—	12,339,474	12,339,474	13,799,351

Total financial liabilities	$510,000	$1,964,600	$14,391,899	$16,866,499	$18,130,011

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Consumer Products and Other
Cash and cash equivalents	$321,352	$—	$—	$321,352	$321,352
Short-term investments (including related interest receivable of $9)
Equity securities — trading	238,062	24,023	—	262,085	262,085
Fixed maturity securities — held to maturity	—	75,899	—	75,899	75,897
Fixed maturity securities — trading	—	12,665	—	12,665	12,665
Derivatives:
Foreign exchange forward agreements	—	3,189	—	3,189	3,189
Commodity swap and option agreements	—	274	—	274	274

Insurance and Financial Services
Cash and cash equivalents	813,239	2,768	—	816,007	816,007
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	125,966	374,518	500,484	500,484
Commercial mortgage-backed securities	—	565,577	—	565,577	565,577
Corporates	—	11,696,090	159,684	11,855,774	11,855,774
Hybrids	—	654,084	5,205	659,289	659,289
Municipals	—	936,484	—	936,484	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517	444,517
U.S. Government	183,324	—	—	183,324	183,324
Equity securities — available-for-sale	—	287,043	—	287,043	287,043
Derivative financial instruments	—	52,335	—	52,335	52,335
Other invested assets	—	—	44,279	44,279	44,279

Total financial assets	$1,555,977	$15,095,868	$590,757	$17,242,602	$17,242,600

Liabilities
Consumer Products and Other
Total debt	$500,000	$1,635,528	$—	$2,135,528	$2,048,780
Derivatives:
Foreign exchange forward agreements	—	25,679	—	25,679	25,679
Interest rate swap agreements	—	1,954	—	1,954	1,954
Commodity swap and option agreements	—	1,232	—	1,232	1,232
Equity conversion feature of preferred stock	—	—	75,350	75,350	75,350
Redeemable preferred stock, excluding equity conversion feature	—	—	337,060	337,060	292,437

Insurance and Financial Services
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,396,340	1,396,340	1,396,340
Futures contracts	—	3,828	—	3,828	3,828
Available-for-sale embedded derivatives	—	—	400	400	400
Investment contracts, included in contractholder funds	—	—	11,992,013	11,992,013	13,153,630
Note payable	—	95,000	—	95,000	95,000

Total financial liabilities	$500,000	$1,763,221	$13,801,163	$16,064,384	$17,094,630

The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices. Investment contracts include deferred annuities, FIAs, universal life insurance (“UL”) and immediate annuities. The fair values of deferred annuity, FIAs, and UL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At July 1, 2012 and September 30, 2011, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value. The fair value of FGL’s note payable at September 30, 2011 approximated its carrying value as it was settled or retired at such carrying value in October 2011.

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

FGL did not adjust prices received from third parties as of July 1, 2012 and September 30, 2011. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value, were as follows:

	Fair Value at July 1, 2012	Valuation technique	Unobservable input(s)	Range (Weighted average)
Assets
Contingent purchase price reduction receivable	$41,000	Discounted cash flow	Probability of collection Expected term Discount rate Credit insurance risk premium	88% - 96% (92%) 1 year 0.92% 11.7%
Asset-backed securities	759,076	Broker-quoted	Offered quotes	76.77% - 100.53% (94.39%)
Corporates	127,572	Broker-quoted	Offered quotes	0% - 121.15% (78.73%)
	19,671	Market pricing	Quoted prices	101.07% - 150.08% (105.15%)
Hybrids	5,181	Market pricing	Quoted prices	103.63%
Municipals	55	Broker-quoted	Offered quotes	121.36% - 121.36% (121.36%)
Non-agency residential- mortgage-backed securities	615	Broker-quoted	Offered quotes	34.34% - 34.34% (34.34%)

Total	$953,170

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,486,465	Discounted cash flow	Market value of option	0% - 35.40% (2.91%)
			SWAP rates Mortality multiplier Surrender rates	0.97% - 1.79% (1.37%) 70% - 70% (70%) 2% - 50% (7%)
			Non-performance spread	0.25% - 0.25% (0.25%)

Equity conversion feature of preferred stock	199,360	Monte Carlo simulation / Option model	Annualized volatility of equity Discount yield Non-cash accretion rate Calibration adjustment	40% 12.0% - 12.7% (12.2%) 0% - 2% 15% - 17% (15.5%)

Total	$1,685,825

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

The significant unobservable inputs used in the fair value measurement of the equity conversion feature of the Company’s preferred stock are annualized volatility of the market value of the Company’s listed shares of common stock, the discount yield as of the valuation date, a calibration factor to the issued date fair value of the Preferred Stock and the forecasted non-cash accretion rate. Significant increases (decreases) in any of the inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, an increase in the assumptions used for the volatility and discount yield assumptions would increase the fair value of the equity conversion feature of preferred stock, and maintaining a higher forecasted non-cash accretion rate, would also increase the fair value of the equity conversion feature of preferred stock. A decrease in the calibration factor would result in an increase in the fair value of the equity conversion feature of preferred stock.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine month periods ended July 1, 2012 and July 3, 2011. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three Month Period Ended July 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$41,000	$—	$—	$—	$—	$41,000
Fixed maturity securities, available-for-sale:
Asset-backed securities	502,938	—	919	251,545	3,674	759,076
Corporates	120,180	184	(3,662)	(9,747)	40,288	147,243
Hybrids	5,100	—	81	—	—	5,181
Municipals	10,308	—	—	—	(10,253)	55
Agency residential mortgage-backed securities	3,330	—	—	—	(3,330)	—
Non-agency residential mortgage-backed securities	1,217	(126)	87	(563)	—	615

Total assets at Level 3 fair value	$684,073	$58	$(2,575)	$241,235	$30,379	$953,170

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,496,803)	$10,338	$—	$—	$—	$(1,486,465)
Available-for-sale embedded derivatives	(376)	376	—	—	—	—
Equity conversion feature of preferred stock	(73,820)	(125,540)	—	—	—	(199,360)

Total liabilities at Level 3 fair value	$(1,570,999)	$(114,826)	$—	$—	$—	$(1,685,825)

	Nine Month Period Ended July 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$—	$41,000	$—	$—	$—	$41,000
Fixed maturity securities available-for-sale:
Asset-backed securities	374,518	—	6,985	363,076	14,497	759,076
Corporates	159,684	207	(5,927)	(36,664)	29,943	147,243
Hybrids	5,205	—	(24)	—	—	5,181
Municipals	—	(2)	72	10,177	(10,192)	55
Agency residential mortgage-backed securities	3,312	—	18	—	(3,330)	—
Non-agency residential mortgage-backed securities	3,759	(126)	4	(777)	(2,245)	615

Total assets at Level 3 fair value	$546,478	$41,079	$1,128	$335,812	$28,673	$953,170

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,396,340)	$(90,125)	$—	$—	$—	$(1,486,465)
Available-for-sale embedded derivatives	(400)	400	—	—	—	—
Equity conversion feature of preferred stock	(75,350)	(124,010)	—	—	—	(199,360)

Total liabilities at Level 3 fair value	$(1,472,090)	$(213,735)	$—	$—	$—	$(1,685,825)

(a)	The net transfers in and out of Level 3 during the three and nine month periods ended July 1, 2012 were exclusively to or from Level 2.

	Three and Nine Month Periods Ended July 3, 2011
	Balance at FGL Acquisition Date	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$399,967	$—	$6,385	$(8,128)	$(10,206)	$388,018
Corporates	188,439	—	10,722	(2,635)	—	196,526
Hybrids	8,305	—	(38)	—	(3,038)	5,229
Agency residential mortgage-backed securities	3,271	—	(8)	—	—	3,263
Non-agency residential mortgage-backed securities	18,519	—	2,351	(1,119)	—	19,751

Total assets at Level 3 fair value	$618,501	$—	$19,412	$(11,882)	$(13,244)	$612,787

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,466,308)	$21,802	$—	$—	$—	$(1,444,506)
Available-for-sale embedded derivatives	(419)	8	—	—	—	(411)
Equity conversion feature of preferred stock	—	5,960	—	(85,700)	—	(79,740)

Total liabilities at Level 3 fair value	$(1,466,727)	$27,770	$—	$(85,700)	$—	$(1,524,657)

(a)	The net transfers in and out of Level 3 during the three and nine month periods ended July 3, 2011 were exclusively to or from Level 2.

FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and nine month periods ended July 1, 2012 and July 3, 2011.

During the three and nine month periods ended July 1, 2012, primary market issuance and secondary market activity for certain non-agency residential mortgage-backed securities and corporate securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of July 1, 2012. Accordingly, FGL’s assessment resulted in a net transfer out of Level 3 of $2,245 related to non-agency residential mortgage-backed securities and corporate securities during the nine months ended July 1, 2012. There were also net transfers in to Level 3 of $30,379 and $30,918 related to asset-backed securities, corporates, municipal and agency residential mortgage-backed securities during the three and nine months ended July 1, 2012, respectively.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the three and nine month periods ended July 1, 2012 and July 3, 2011. There were no issuances during these periods.

	Three Month Period Ended July 1, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$262,536	$—	$(10,991)	$251,545
Corporates	—	(7,713)	(2,034)	(9,747)
Non-agency residential mortgage-backed securities	—	(475)	(88)	(563)

Total assets at Level 3 fair value	$262,536	$(8,188)	$(13,113)	$241,235

	Nine Month Period Ended July 1, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$394,887	$—	$(31,811)	$363,076
Corporates	1,326	(24,398)	(13,592)	(36,664)
Municipals	10,197	—	(20)	10,177
Non-agency residential mortgage-backed securities	—	(475)	(302)	(777)

Total assets at Level 3 fair value	$406,410	$(24,873)	$(45,725)	$335,812

	Three and Nine Month Periods Ended July 3, 2011
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$—	$—	$(8,128)	$(8,128)
Corporates	—	—	(2,635)	(2,635)
Municipals	—	—	—	—
Non-agency residential mortgage-backed securities	—	—	(1,119)	(1,119)

Total assets at Level 3 fair value	$—	$—	$(11,882)	$(11,882)

Liabilities
Equity conversion option of preferred stock	$—	$(85,700)	$—	$(85,700)

(6) Goodwill and Intangibles

Consumer Products and Other

A summary of the changes in the carrying amounts of goodwill and intangible assets of the consumer products segment is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total
Balance at September 30, 2011	$610,338	$826,795	$857,114	$1,683,909
Business acquisitions (Note 14)	85,875	22,000	82,118	104,118
Amortization during period	—	—	(46,550)	(46,550)
Effect of translation	(8,168)	(13,341)	(11,159)	(24,500)

Balance at July 1, 2012	$688,045	$835,454	$881,523	$1,716,977

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

Intangible assets subject to amortization include customer relationships, certain trade names and proprietary technology, which are summarized as follows:

	July 1, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$789,465	$102,102	$687,363	$738,937	$73,373	$665,564	15-20 years
Trade names	149,700	26,108	123,592	149,700	16,320	133,380	4-12 years
Technology assets	90,924	20,356	70,568	71,805	13,635	58,170	4-17 years

	$1,030,089	$148,566	$881,523	$960,442	$103,328	$857,114

Amortization expense is as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Customer relationships	$10,181	$9,650	$30,041	$28,708
Trade names	3,509	3,140	9,788	9,419
Technology assets	2,411	1,649	6,721	4,946

	$16,101	$14,439	$46,550	$43,073

The Company estimates annual amortization expense of intangible assets of the consumer products segment for the next five fiscal years will approximate $62,600 per year.

Insurance and Financial Services

Intangible assets of the Company’s insurance segment include VOBA and DAC. Information regarding VOBA and DAC, including deferred sales inducements (“DSI”), is as follows:

	VOBA	DAC	Total
Balance at September 30, 2011	$419,060	$38,107	$457,167
Deferrals	—	157,620	157,620
Less: Components of amortization:
Periodic amortization	(121,696)	(13,837)	(135,533)
Interest	21,534	1,448	22,982
Unlocking	(1,106)	1,678	572
Add: Adjustment for change in unrealized investment gains, net	(74,230)	(17,699)	(91,929)

Balance at July 1, 2012	$243,562	$167,317	$410,879

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of July 1, 2012 and September 30, 2011, the VOBA balance included cumulative adjustments for net unrealized investment gains of $(244,347) and $(170,117), respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $(19,845) and $(2,146), respectively.

The above DAC balances include $8,500 and $5,048 of DSI, net of shadow adjustments, as of July 1, 2012 and September 30, 2011, respectively.

The weighted average amortization period for VOBA and DAC are approximately 5.0 and 6.0 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
For the fiscal periods ending September 30,	VOBA	DAC
2012	$14,705	$3,879
2013	69,708	16,651
2014	67,514	20,594
2015	58,789	20,555
2016	51,918	19,419
Thereafter	225,275	106,064

(7) Debt

The Company’s consolidated debt consists of the following:

	July 1, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
HGI:
10.625% Senior Secured Notes, due November 15, 2015	$500,000	10.625%	$500,000	10.625%
Spectrum Brands:
Term loan, due June 17, 2016	521,146	5.1%	525,237	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Senior Notes, due March 15, 2020	300,000	6.75%	—	—
12% Senior Subordinated Toggle Notes due 2019	—	—	245,031	12.0%
ABL Revolving Credit Facility, expiring May 3, 2016	2,500	4.0%	—	2.5%
Other notes and obligations	24,275	11.0%	19,333	10.5%
Capitalized lease obligations	25,294	6.5%	24,911	6.2%

	2,323,215		2,064,512
Original issuance premiums (discounts) on debt, net	1,440		(15,732)
Less current maturities	28,251		16,090

Long-term debt — Consumer Products and Other	$2,296,404		$2,032,690

FGL:
Note payable — Insurance and Financial Services	$—		$95,000

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

In December 2011 and June 2012, Spectrum Brands amended its term loan (the “Term Loan”). As a result, the aggregate incremental amount by which Spectrum Brands, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness, liens and interest coverage were also amended to provide for dollar limits more favorable to Spectrum Brands and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

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

In May 2012, Spectrum Brands amended its revolving credit facility (the “ABL Revolving Credit Facility”). As a result, the maturity date was extended from April 21, 2016 to May 3, 2016. The amended facility carries an interest rate at the option of Spectrum Brands, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently .75% per annum or (b) the reserve-adjusted LIBOR rate plus currently 1.75% per annum. No principal amortizations are required with respect to the ABL Revolving Credit Facility. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of Spectrum Brands, including, but not limited to, deposit accounts, trade receivables and inventory.

As a result of borrowings and payments under the ABL Revolving Credit Facility at July 1, 2012, Spectrum Brands had aggregate borrowing availability of approximately $194,909, net of lender reserves of $27,471 and outstanding letters of credit of $26,730.

In connection with the 6.75% Note offering, the 9.5% Note offering and the amendments to the Term Loan and ABL Revolving Credit Facility, Spectrum Brands recorded $11,163 of fees during the nine month period ended July 1, 2012. The fees are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of July 1, 2012 and are being amortized to interest expense utilizing the effective interest method over the respective terms of the debt. In addition, Spectrum Brands recorded charges to “Interest expense” aggregating $894 and $28,892 during the three and nine month periods ended July 1, 2012, respectively, principally for cash fees and expenses relating to the 12% Notes, and including $382 and $2,479, respectively, of non-cash charges for the write-off of unamortized debt issuance costs and discount/premium.

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

Spectrum Brands also provides postretirement life insurance and medical benefits to certain retirees under two separate contributory plans.

Consolidated

The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$667	$818	$1,966	$2,453
Interest cost	2,763	2,772	7,662	8,315
Expected return on assets	(2,273)	(2,217)	(6,043)	(6,650)
Recognized net actuarial loss	249	97	528	291
Employee contributions	(46)	(129)	(139)	(386)

	$1,360	$1,341	$3,974	$4,023

Contributions made during period	$1,337	$3,216	$3,914	$6,227

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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes were as follows:

	Three Month Period Ended				Nine Month Period Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	Net Premiums Earned	Net Benefits Incurred and Reserve Changes	Net Premiums Earned	Net Benefits Incurred and Reserve Changes	Net Premiums Earned	Net Benefits Incurred and Reserve Changes	Net Premiums Earned	Net Benefits Incurred and Reserve Changes
Direct	$74,522	$224,913	$79,242	$215,152	$225,757	$749,743	$79,242	$215,152
Assumed	11,363	8,994	11,365	9,708	35,673	26,975	11,365	9,708
Ceded	(73,841)	(92,917)	(65,489)	(94,901)	(219,260)	(217,016)	(65,489)	(94,901)

Net	$12,044	$140,990	$25,118	$129,959	$42,170	$559,702	$25,118	$129,959

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine month periods ended July 1, 2012 and July 3, 2011, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance. As discussed below under “Wilton Agreement,” FGL monitors the risk of default by reinsurers.

No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

FGL closed on a significant reinsurance agreement during the nine months ended July 1, 2012 as described below.

Wilton Agreement

On January 26, 2011, Harbinger F&G, LLC (“HFG”), a wholly-owned subsidiary of the Company and the parent company of FGL, entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Reassurance Company (“Wilton Re”), a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), FGL’s principal insurance subsidiary. Effective April 26, 2011, HFG elected the second of the two amendments under the Commitment Agreement (the “Raven Springing Amendment”), which committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Reinsurance Company (“Raven Re”), a wholly-owned subsidiary of FGL, on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG’s obligation under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by replacing the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580,683, including ceding commission, to Wilton Re.

FGL has a significant concentration of reinsurance with Wilton Re that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of July 1, 2012 the net amount recoverable from Wilton Re was $1,260,805. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers. As of July 1, 2012, Wilton Re and FGL are still reviewing the settlements associated with new reinsurance transactions FGL entered into after the Company’s acquisition of FGL. This ongoing review could result in future adjustments to the settlement amounts reflected in these financial statements.

(10) Stock Compensation

The Company recognized consolidated stock compensation expense as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Stock compensation expense	$5,247	$8,557	$17,060	$22,903
Related tax benefit	1,591	2,985	5,558	7,985
Noncontrolling interest	1,240	2,522	4,469	6,748

Net	$2,416	$3,050	$7,033	$8,170

The amounts before taxes and non-controlling interest are principally included in “Selling, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.

HGI

HGI granted approximately 140 and 2,215 stock option awards during the three and nine month periods ended July 1, 2012, respectively. All of these grants are time based, and vest over periods of 3 to 4 years. The total fair value of the stock option grants on their respective grant dates was approximately $3,832.

HGI granted approximately 50 and 818 restricted stock awards during the three and nine month periods ended July 1, 2012, respectively. All of these grants are time based, and vest over periods of 7 months to 3 years. The total fair value of the restricted stock grants on their respective grant dates was approximately $3,959.

HGI granted approximately 22 restricted stock units during the nine month period ended July 1, 2012. All of these grants are time based, and vest over periods of 7 months to 1 year. The total fair value of the restricted stock grants on their respective grant dates was approximately $100.

Under HGI’s executive bonus plan, executives will be paid in cash, stock options and restricted stock shares. The equity grants will have a grant date in the first fiscal quarter of 2013 and the shares will vest between 12 and 36 months from the grant date.

The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

2012
Risk-free interest rate	0.98% - 1.19%
Assumed dividend yield	—
Expected option term	6 years
Volatility	33% - 35%

A summary of HGI’s outstanding stock-based awards as of July 1, 2012, and changes during the nine month period, are as follows:

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
HGI stock options outstanding at September 30, 2011	143	$6.77	$2.54
Granted	2,215	4.85	1.73
Exercised	(8)	3.33	1.29
Forfeited or expired	(125)	7.01	2.64

HGI stock options outstanding at July 1, 2012	2,225	4.86	1.73

Exercisable at July 1, 2012	7	6.50	2.35

Vested or expected to vest at July 1, 2012	2,225	4.86	1.73

The weighted-average remaining contractual term of outstanding stock option awards was 9.63 years.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
HGI restricted stock outstanding at September 30, 2011	—	$—
Granted	818	4.84
Vested	(9)	4.61
Forfeited	—	—

HGI restricted stock outstanding at July 1, 2012	809	4.84

Vested or expected to vest at July 1, 2012	809	4.84

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
HGI restricted stock units outstanding at September 30, 2011	—	$—
Granted	22	4.61
Vested	(4)	4.61
Forfeited	—	—

HGI restricted stock units outstanding at July 1, 2012	18	4.61

Vested or expected to vest at July 1, 2012	18	4.61

Spectrum Brands

Spectrum Brands granted approximately 42 and 759 restricted stock units during the three and nine month periods ended July 1, 2012, respectively. Of these grants, 18 restricted stock units are time based and vest over a one year period and 42 restricted stock units are time-based and vest over a two year period. The remaining 699 restricted stock units are performance and time-based and vest over a two year period. The total fair value of the restricted stock units on the dates of the grants was approximately $20,756.

The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

A summary of the Spectrum Brands’ non-vested restricted stock awards and restricted stock units as of July 1, 2012, and changes during the nine month period, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Spectrum Brands restricted stock awards at September 30, 2011	123	$24.20
Vested	(110)	23.75

Spectrum Brands restricted stock awards at July 1, 2012	13	28.00

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Spectrum Brands restricted stock units at September 30, 2011	1,645	$28.97
Granted	759	27.35
Vested	(396)	28.72
Forfeited	(53)	28.08

Spectrum Brands restricted stock units at July 1, 2012	1,955	28.41

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

On January 6, 2012 and June 22, 2012, FGL granted 205 and 2 stock option awards, respectively, under the terms of the plan. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $623 and $5, respectively.

The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

2012
Risk-free interest rate	0.8%
Assumed dividend yield	10.0%
Expected option term	4.5 years
Volatility	35.0%

A summary of FGL’s outstanding stock options as of July 1, 2012, and changes during the nine month period, is as follows:

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
FGL stock options outstanding at September 30, 2011	—	$—	$—
Granted	207	38.20	3.90
Exercised	—	—	—
Forfeited or expired	(6)	38.14	3.90

FGL stock options outstanding at July 1, 2012	201	38.20	3.90

Exercisable at July 1, 2012	—	—	—

Vested or expected to vest at July 1, 2012	161	38.20	3.90

(11) Income Taxes

For the three months ended July 1, 2012, the Company’s tax benefit at an effective rate of 5% was lower than the United States Federal statutory rate of 35% and, for the nine months ended July 1, 2012, the Company recorded tax expense at the rate of (355)% despite a pretax loss, primarily as a result of (i) $125,540 of expense in the three-month period for the increase in fair value of the equity conversion feature of preferred stock, for which no tax benefit is available, (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, (iii) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (iv) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the nine months ended July 1, 2012 was (i) a $19,035 release by FGL of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction, (ii) a $41,000 gain on a contingent purchase price reduction receivable, for which no tax provision is necessary, and (iii) a $13,915 release by Spectrum Brands of valuation allowances on deferred tax assets as a result of a recent acquisition. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

For the three months ended July 3, 2011, the Company’s effective tax rate of 2% was lower than the United States Federal statutory rate principally due to (i) the recognition of a $158,341 bargain purchase gain from the FGL Acquisition, for which no tax provision is necessary, and (ii) the release of valuation allowances on tax benefits from net operating and capital loss carryforwards that the Company determined are more-likely-than-not realizable. In addition to these factors, the Company’s effective tax rate for the nine months ended July 3, 2011 of 35% reflects the proportionally higher offsetting effects of (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (ii) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States.

The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit based on the technical merits of the position. At July 1, 2012 and September 30, 2011, the Company had $5,379 and $9,013, respectively, of unrecognized tax benefits on uncertain tax positions. The Company also had approximately $4,180 and $4,682, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. The Company does not expect its balance of unrecognized tax benefits at July 1, 2012 to materially change over the next twelve months.

(12) Earnings Per Share

The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate earnings (loss) per share (“EPS”) utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common stock on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.

The following table sets forth the computation of basic and diluted EPS:

	Three Month Period Ended			Nine Month Period Ended
	July 1, 2012		July 3, 2011	July 1, 2012		July 3, 2011
Net income (loss) attributable to common and participating preferred stockholders	$(149,080)		$211,341	$(129,176)		$129,321

Participating shares at end of period:
Common stock outstanding	139,357		139,283	139,357		139,283
Preferred stock (as-converted basis)	62,526		43,307	62,526		43,307

Total	201,883		182,590	201,883		182,590

Percentage of income (loss) allocated to:
Common stock	100.0%		76.3%	100.0%		76.3%
Preferred stock	0.0	%(a)	23.7%	0.0	%(a)	23.7%
Net income (loss) attributable to common shares — basic and diluted	$(149,080)		$161,215	$(129,176)		$98,648

Weighted-average common shares outstanding — basic	139,349		139,222	139,351		139,207
Dilutive effect of stock options	—		70	—		73

Weighted-average dilutive shares outstanding	139,349		139,292	139,351		139,280

Net income (loss) per common share attributable to controlling interest:
Basic	$(1.07)		$1.16	$(0.93)		$0.71

Diluted	$(1.07)		$1.16	$(0.93)		$0.71

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.

The number of shares of common stock outstanding used in calculating the weighted average thereof reflects: (i) for the period prior to the January 7, 2011 date of the Spectrum Brands Acquisition, the number of HGI shares of common stock outstanding plus the 119,910 HGI shares of common stock subsequently issued in connection with the Spectrum Brands Acquisition and (ii) for the periods subsequent to and including January 7, 2011, the actual number of HGI common stock outstanding, excluding nonvested restricted stock.

At July 1, 2012, there were 62,526 and 2,225 potential common stock issuable upon the conversion of the Preferred Stock and exercise of stock options, respectively, and 831 restricted stock and units, excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and the effect of the stock options and restricted stock would have been anti-dilutive in the applicable periods presented. The Preferred Stock had a weighted average conversion price of $6.64 and the stock options had a weighted average exercise price of $4.86 per share.

(13) Commitments and Contingencies

The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $22,639 at July 1, 2012. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

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

Spectrum Brands

Spectrum Brands has provided approximately $5,490 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.

Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

FGL

FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.

Regulatory Matters

FGL

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At July 1, 2012, FGL has accrued $5,909 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,281.

FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation and unclaimed property and escheatment laws. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012 FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In the three and nine months ended July 1, 2012, FGL incurred a $11,000 pre-tax charge, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, FGL believes this accrual will cover the reasonably estimated liability arising out of these developments. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

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

Unfunded Asset Based Lending Commitments

Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At July 1, 2012, the notional amount of unfunded, legally binding lending commitments was approximately $70,967, of which $8,110 expires in one year or less, and the remainder expires between one and three years.

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

Measurement Period Adjustments

During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Effective April 1, 2012, the Company finalized such provisional amounts which were previously disclosed in the Form 10-K as of September 30, 2011.

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

Reinsurance Transactions

On January 26, 2011, HFG entered into the Commitment Agreement committing Wilton Re to enter into one of two amendments to an existing reinsurance agreement with FGL Insurance. FGL considered the effects of these amendments in the purchase price allocation. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton and transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. As discussed further in Note 9, effective April 26, 2011, HFG elected the second amendment (the Raven Springing Amendment) that committed FGL Insurance to cede to Wilton Re the Raven Block and on September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the FGL opening balance sheet and purchase price allocation. Of the ongoing settlement adjustments resolved with Wilton Re, as discussed in Note 9, it was determined that $11,176, less $3,912 of deferred income taxes, related to the pre-acquisition period, and were reflected as measurement period adjustments to the initial purchase price allocation.

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

The Front Street Reinsurance Transaction required the approval of the Maryland Insurance Administration (the “MIA”). The F&G Stock Purchase Agreement provides that, the seller may be required to pay up to $50,000 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50,000 purchase price reduction will be obtained by HGI.

Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50,000 amount and has estimated a fair value of $41,000 for the contingent receivable as of July 1, 2012 (essentially unchanged from April 1, 2012), reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41,000 estimated fair value of the contingent receivable has been reflected in “Receivables, net” in the Condensed Consolidated Balance Sheet as of July 1, 2012 with a corresponding credit to “Gain on contingent purchase price reduction” in the Condensed Consolidated Statement of Operations for the nine months ended July 1, 2012.

Supplemental Pro Forma Information

The following table reflects the Company’s pro forma results as if the FGL Acquisition was completed on October 1, 2010 and the results of FGL had been included in the full nine month period ended July 3, 2011 instead of only for the historical three months ended July 3, 2011.

Nine Months Ended July 3, 2011
Revenues:
Reported revenues(a)	$2,589,241
FGL adjustment(b)	685,767

Pro forma revenues	$3,275,008

Net income:
Reported net income(a)	$116,473
FGL adjustment(b)	84,912

Pro forma net income	$201,385

Basic and diluted net income per common share attributable to controlling interest:
Reported net income per common share	$0.71
FGL adjustment	0.46

Pro forma net income per common share	$1.17

(a)

Reported revenues and net income for the nine months ended July 3, 2011 include the actual results of FGL for the approximate three month period subsequent to April 6, 2011. Reported net income also includes the $158,341 non-recurring bargain purchase gain which was recorded as of the FGL Acquisition date, and reflects the retrospective measurement period adjustments disclosed above.

(b)	The FGL adjustments primarily reflect the following pro forma adjustments applied to FGL’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•

Adjustments to reflect the impacts of the recapture of the life business from an affiliate of OMGUK and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer, including the amortization of a related $13,750 reserve credit facility structuring fee;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on a new $95,000 surplus note payable (which was subsequently settled in October 2011); and

•	Adjustments to reflect the full-period effect of interest expense on the initial $350,000 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition.

Other Acquisitions

During the nine month period ended July 1, 2012, Spectrum Brands completed the following acquisitions which were not considered significant individually or collectively:

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

The results of Black Flag’s operations since October 31, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The purchase price of $43,750 has been allocated to the acquired net assets, including $25,000 of identifiable intangible assets, $15,852 of goodwill, $2,509 of inventories, and $389 of properties and other assets, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the acquisition accounting that are not yet finalized relate to certain legal matters and residual goodwill.

FURminator

On December 22, 2011, Spectrum Brands completed the $141,745 cash acquisition of FURminator, Inc. (“FURminator”) from HKW Capital Partners III, L.P. FURminator is a leading worldwide provider of branded and patented pet deshedding products. In accordance with ASC 805, Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting.

The results of FURminator operations since December 22, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The purchase price of $141,745 has been allocated to the acquired net assets, including $79,000 of identifiable intangible assets, $68,531 of goodwill, $9,240 of current assets, $648 of properties and $15,674 of current and long-term liabilities, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the acquisition accounting that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in “Selling, general and administrative expenses” include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to an acquisition or potential acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses. Such charges for the three and nine month periods ended July 1, 2012 relate primarily to the Spectrum Brands merger with Russell Hobbs, Inc. (the “SB/RH Merger”) and for the three and nine month periods ended July 3, 2011 relate primarily to the SB/RH Merger, the FGL Acquisition and the Spectrum Brands Acquisition.

The following table summarizes acquisition and integration related charges incurred by the Company for the three and nine month periods ended July 1, 2012 and July 3, 2011:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
SB/RH Merger
Integration costs	$1,573	$6,718	$6,766	$22,088
Employee termination charges	840	310	3,356	5,206
Legal and professional fees	587	360	1,508	3,949

	3,000	7,388	11,630	31,243
FGL	—	1,945	—	22,738
Spectrum Brands	—	104	—	1,055
FURminator	1,738	—	6,337	—
BlackFlag	95	—	1,912	—
Other	657	880	3,056	2,484

Total acquisition and integration related charges	$5,490	$10,317	$22,935	$57,520

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

The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in “Selling, general and administrative expenses,” such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions. Restructuring and related charges reflected in “Selling, general and administrative expenses” include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). The following table summarizes restructuring and related charges incurred by the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the three and nine month periods ended July 1, 2012 and July 3, 2011 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Nine Months		Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:	2012	2011	2012	2011
Global Cost Reduction	$3,768	$6,462	$15,070	$14,569	$79,398	$7,610	$87,008	January 31, 2015
Other	128	604	820	3,209

	$3,896	$7,066	$15,890	$17,778

Classification:
Cost of goods sold	$2,038	$2,285	$8,303	$4,932
Selling, general and administrative	1,858	4,781	7,587	12,846

	$3,896	$7,066	$15,890	$17,778

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the nine month period ended July 1, 2012:

	Accrual Balance at September 30, 2011	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at July 1, 2012	Expensed as Incurred (a)
Global Cost Reduction Initiatives:
Termination benefits	$8,795	$1,051	$(6,897)	$(108)	$2,841	$3,556
Other costs	3,021	267	(1,102)	(436)	1,750	10,196

	11,816	1,318	(7,999)	(544)	4,591	13,752

Other initiatives	4,371	(48)	(1,975)	120	2,468	868

	$16,187	$1,270	$(9,974)	$(424)	$7,059	$14,620

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(16) Other Required Disclosures

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the fiscal year ending September 30, 2013. The Company does not expect the guidance to impact its consolidated financial statements, as such guidance only requires a change in the format of presentation.

Impairment Testing

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed beginning in the fiscal year ending September 30, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

Additionally, in July 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim indefinite-lived intangible asset impairment tests performed for the fiscal year ending September 30, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

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

Receivables and Concentrations of Credit Risk

“Receivables, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	July 1, 2012	September 30, 2011
Trade accounts receivable	$356,638	$370,733
Contingent purchase price reduction receivable (see Note 14)	41,000	—
Other receivables	45,090	37,678

	442,728	408,411
Less: Allowance for doubtful trade accounts receivable	14,288	14,128

	$428,440	$394,283

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

Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 23% of Spectrum Brands’ net sales during both the three and nine month periods ended July 1, 2012, respectively. This customer represented approximately 25% and 23% of Spectrum Brands’ net sales during the three and nine month periods ended July 3, 2011, respectively. This customer also represented approximately 14% and 16% of Spectrum Brands’ trade accounts receivable, net at July 1, 2012 and September 30, 2011, respectively.

Approximately 40% and 44% of Spectrum Brands’ net sales during the three and nine month periods ended July 1, 2012, respectively, and 40% and 44% of Spectrum Brands’ net sales during the three and nine month periods ended July 3, 2011, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

Inventories

Inventories of Spectrum Brands, which are stated at the lower of cost (using the first-in, first-out method) or market, consist of the following:

	July 1, 2012	September 30, 2011
Raw materials	$78,116	$59,928
Work in process	29,672	25,465
Finished goods	444,727	349,237

	$552,515	$434,630

Properties

Properties, net consist of the following:

	July 1, 2012	September 30, 2011
Total properties, at cost	$336,372	$314,281
Less accumulated depreciation	127,484	107,482

	$208,888	$206,799

Shipping and Handling Costs

Spectrum Brands incurred shipping and handling costs of $48,797 and $148,383 for the three and nine month periods ended July 1, 2012, respectively, and $51,172 and $150,140 for the three and nine month periods ended July 3, 2011, respectively. These costs are included in “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare Spectrum Brands’ products for shipment from its distribution facilities.

Asset-Based Loans

The Company originated loans receivable through the asset based lending activities of Salus that had balances aggregating $73,974, net of $559 estimated allowance for loan loss, as of July 1, 2012. Of the $74,533 gross loans receivable outstanding at July 1, 2012, $4,890 has a maturity date of one year or less, and the remainder have maturity dates between one and three years. Such loans are included in “Asset-backed loans and other invested assets” in the “Insurance and Financial Services” section of the Condensed Consolidated Balance Sheet as of July 1, 2012. Of the $74,533 of receivables outstanding at July 1, 2012, loans to four individual customers represented 73% of the outstanding loans receivable balance, and loans to customers in the apparel industry represented 62% of outstanding loans. As of July 1, 2012, all outstanding loans were current and in compliance with their respective loan covenants. Outstanding loans are secured by collateral with an estimated value of $101,065, as of July 1, 2012.

(17) Related Party Transactions

Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, provides the Company with certain advisory and consulting services and also provides office space for certain of the Company’s employees and officers. The Company expects to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company expects to reimburse Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the

Company from October 1, 2011 to the January 9, 2012. The Company has recognized approximately $1,946 of expenses as an estimate of the amount it expects to reimburse Harbinger Capital under these arrangements with respect to the nine month period ended July 1, 2012, which is subject to review and approval by a special committee of the Company’s board of directors, consisting solely of directors who were determined by the Company’s board of directors to be independent under the NYSE rules, and is therefore subject to change. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. There were no similar expenses recognized in the nine month period ended July 3, 2011.

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

Segment information is as follows:

	Three Month Period Ended		Nine Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Consumer products	$824,803	$804,635	$2,419,859	$2,359,586
Insurance	186,218	229,655	862,583	229,655
Other financial services	1,655	—	2,084	—
Intersegment elimination	(516)	—	(663)	—

Consolidated revenues	$1,012,160	$1,034,290	$3,283,863	$2,589,241

Operating income (loss):
Consumer products	$95,188	$78,767	$234,138	$195,125
Insurance	(442)	49,761	92,423	49,761
Other financial services	435	—	(200)	—
Intersegment elimination	(516)	—	(663)	—

Total segments	94,665	128,528	325,698	244,886
Corporate expenses (a)	(13,262)	(8,012)	(36,571)	(37,247)

Consolidated operating income	81,403	120,516	289,127	207,639
Interest expense	(54,447)	(51,904)	(194,417)	(192,650)
(Increase) decrease in fair value of equity conversion feature of preferred stock	(125,540)	5,960	(124,010)	5,960
Bargain purchase gain from business acquisition	—	158,341	—	158,341
Gain on contingent purchase price reduction	—	—	41,000	—
Other income (expense), net	(17,446)	1,126	(25,947)	1,089

Consolidated income (loss) from continuing operations before income taxes	$(116,030)	$234,039	$(14,247)	$180,379

	July 1, 2012	September 30, 2011
Total assets:
Consumer products	$3,776,174	$3,626,706
Insurance	20,317,765	19,347,961
Other financial services	88,286	—
Intersegment elimination	(65,983)	—

Total segments	24,116,242	22,974,667
Corporate assets	465,107	616,221

Consolidated total assets	$24,581,349	$23,590,888

(a)

Included in corporate expenses for the three and nine month periods ended July 1, 2012 are $809 and $2,524, respectively, for start-up costs relating to Front Street and $473 and $3,054, respectively, relating to acquisitions and other projects. For the three and nine month periods ended July 3, 2011, there were $1,900 and $3,600, respectively, for start-up costs related to Front Street and $3,400 and $26,500, respectively, for acquisitions and other projects included in corporate expenses.

(19) Subsequent Event

On August 7, 2012, Spectrum Brands announced a fiscal 2012 one-time special dividend of $1.00 per share payable on September 18, 2012 to shareholders of record as of close of business on August 27, 2012. The total dividend to be paid will be approximately $53,418, of which HGI will receive $29,536 for the Spectrum Brands common shares it currently holds.

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

We have identified the following five indicative sectors in which we intend to pursue business opportunities: consumer products/retail, insurance and financial services, energy, natural resources and agriculture. We may also pursue business opportunities in other indicative sectors. In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments, acquire minority equity interests in companies and expand our operating businesses.

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

Consumer Products Segment

Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; home and garden control products; pet supplies; electric shaving and grooming products; electric personal care products; and portable lighting products.

Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellents and specialty pet supplies. Spectrum Brands also designs and markets rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. In addition, Spectrum Brands designs, markets and distributes a broad range of branded small appliances and personal care products. Spectrum Brands’ operations utilize manufacturing and product development facilities located in the United States, Europe, Latin America and Asia. Substantially, all of Spectrum Brands’ rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

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

FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of approximately 300 independent marketing organizations (“IMOs”) representing approximately 19,000 independent agents and managing general agents. As of July 1, 2012, FGL had over 720,000 policyholders nationwide and distributes its products throughout the United States.

FGL’s most important IMOs are referred to as “Power Partners.” FGL’s Power Partners are currently comprised of 23 annuity IMOs and 15 life insurance IMOs. For the nine months ended July 1, 2012, these Power Partners accounted for approximately 84% of FGL’s sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 13 years.

Under accounting principles generally accepted in the United States of America (“US GAAP”), premium collections for FIAs and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net recognized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of intangibles including value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), other operating costs and expenses and income taxes.

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

Results of Operations

Fiscal Quarter and Fiscal Nine Month Period Ended July 1, 2012 Compared to Fiscal Quarter and Fiscal Nine Month Period Ended July 3, 2011

In this Quarterly Report on Form 10-Q we refer to the three month period ended July 1, 2012 as the “Fiscal 2012 Quarter,” the nine month period ended July 1, 2012 as the “Fiscal 2012 Nine Months,” the three month period ended July 3, 2011 as the “Fiscal 2011 Quarter” and the nine month period ended July 3, 2011 as the “Fiscal 2011 Nine Months.”

As the acquisition of FGL (the “FGL Acquisition”) was on April 6, 2011, its results of operations are included in the Fiscal 2011 Quarter and Nine Months for the period April 6, 2011 through July 3, 2011. Although the acquisition of Spectrum Brands (the “Spectrum Brands Acquisition”) was on January 7, 2011, its results of operations are included in the full Fiscal 2011 Nine Months since the acquisition was considered a transaction between entities under common control and accounted for similar to the pooling of interest method.

Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2012	2011	Increase / (Decrease)	2012	2011	Increase / (Decrease)
	(Unaudited)			(Unaudited)
Revenues:
Consumer Products and Other—Net Sales	$825	$805	$20	$2,420	$2,360	$60
Insurance and Financial Services	187	230	(43)	864	230	634

Total revenues	1,012	1,035	(23)	3,284	2,590	694

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	533	511	22	1,584	1,511	73
Selling, general and administrative expenses	210	223	(13)	638	691	(53)

	743	734	9	2,222	2,202	20

Insurance and Financial Services:
Benefits and other changes in policy reserves	141	130	11	560	130	430
Acquisition and operating expenses, net of deferrals	20	29	(9)	101	29	72
Amortization of intangibles	27	21	6	112	21	91

	188	180	8	773	180	593

Total operating costs and expenses	931	914	17	2,995	2,382	613

Operating income	81	121	(40)	289	208	81
Interest expense	(54)	(52)	(2)	(194)	(193)	(1)
(Increase) decrease in fair value of equity conversion feature of preferred stock	(125)	6	(131)	(124)	6	(130)
Bargain purchase gain from business acquisition	—	158	(158)	—	158	(158)
Gain on contingent purchase price reduction	—	—	—	41	—	41
Other income (expense), net	(18)	1	(19)	(26)	1	(27)

Income (loss) from continuing operations before income taxes	(116)	234	(350)	(14)	180	(194)
Income tax expense (benefit)	(6)	4	(10)	51	64	(13)

Net income (loss)	(110)	230	(340)	(65)	116	(181)
Less: Net income (loss) attributable to noncontrolling interest	25	13	12	19	(19)	38

Net income (loss) attributable to controlling interest	(135)	217	(352)	(84)	135	(219)
Less: Preferred stock dividends and accretion	14	6	8	45	6	39

Net income (loss) attributable to common and participating preferred stockholders	$(149)	$211	$(360)	$(129)	$129	$(258)

Revenues

Consumer Products and Other

Net sales for the Fiscal 2012 Quarter increased $20 million, or 3%, to $825 million from $805 million for the Fiscal 2011 Quarter. Net sales for the Fiscal 2012 Nine Months increased $60 million, or 3%, to $2,420 million from $2,360 million for the Fiscal 2011 Nine Months. Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
Product line net sales	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Consumer batteries	$190	$198	$(8)	$623	$627	$(4)
Small appliances	173	170	3	576	567	9
Pet supplies	157	144	13	449	425	24
Home and garden control products	167	155	12	300	273	27
Electric shaving and grooming products	63	62	1	215	211	4
Electric personal care products	54	53	1	195	191	4
Portable lighting products	21	23	(2)	62	66	(4)

Total net sales to external customers	$825	$805	$20	$2,420	$2,360	$60

For the Fiscal 2012 Quarter, global consumer battery sales decreased $8 million, or 4%. Excluding the impact of negative foreign exchange of $12 million, global consumer battery sales increased $4 million, or 2%. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings as well as increased shelf space at existing customers, coupled with price increases, primarily in Latin America, and geographic expansion. Small appliance sales increased $3 million, or 2%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increases in Latin America and Europe of $8 million and $6 million, respectively, tempered by decreased North American sales of $5 million. Foreign exchange negatively affected small appliance sales by $6 million. Latin American sales gains resulted from distribution gains with existing customers as well as price increases. European sales increases were attributable to market share gains in the United Kingdom and expansion of the Russell Hobbs brand throughout Europe. Decreased North American sales resulted from the non-recurrence of Fiscal 2011 Quarter low margin promotions. Pet supply sales increased $13 million, or 9%, during the Fiscal 2012 Quarter, led by increases in companion animal and aquatics sales of $13 million and $4 million, respectively, tempered by $4 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition and growth in the Nature’s Miracle brand in the U.S., whereas gains in aquatics sales resulted from increases in North American aquarium starter kits and pond related sales, including new distribution at major retailers. Home and garden control product sales increased $12 million, or 7%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increased household insect control sales of $11 million, resulting from strong retail distribution gains with existing customers and the Black Flag acquisition. During the Fiscal 2012 Quarter, electric shaving and grooming product sales increased $1 million, or 2%, led by a $4 million increase in European sales and a $1 million increase in sales in Latin America. These gains were tempered by slight declines in North America and negative foreign exchange of $3 million. European sales gains were driven by successful promotions for new product launches, while the increase in Latin American sales was due to distribution and customer gains. Electric personal care sales increased $1 million, or 2%, for the Fiscal 2012 Quarter, driven by increased Latin American and North American sales of $3 million and $2 million, respectively. These increases were attributable to continued success in new product categories and distribution gains in Latin America. The sales increases were tempered by a decrease in European sales of $1 million coupled with $3 million of negative foreign currency exchange. Portable lighting sales for the Fiscal 2012 Quarter decreased $2 million, or 9%, compared to the Fiscal 2011 Quarter, attributable to a slight North American sales decline of $1 million, coupled with negative foreign exchange impacts of $1 million.

For the Fiscal 2012 Nine Months, global consumer batteries sales decreased $4 million, or 1%. Excluding negative foreign exchange impacts of $19 million, global consumer battery sales increased $15 million, or 2%, due to the factors discussed above for the Fiscal 2012 Quarter. For the Fiscal 2012 Nine Months, small appliance sales increased $9 million, or 2%, driven by the factors discussed for the Fiscal 2012 Quarter, coupled with increased North American sales in the first six months of our fiscal year ending September 30, 2012 (“Fiscal 2012”) attributable to successful new product introductions and increased placement at a major customer. For the Fiscal 2012 Nine Months, pet supply sales increased $24 million, or 6%, driven by the strong Fiscal 2012 Quarter sales discussed above, which were tempered by lower European aquatics sales. Foreign exchange negatively impacted the Fiscal 2012 Nine Months sales by $4 million. Home and garden control product sales for the Fiscal 2012 Nine Months increased $27 million, or 10%, due to the factors discussed for the Fiscal 2012 Quarter, coupled with the strong lawn and garden sales in the first six months of Fiscal 2012 due to the early spring weather in the United States. Electric shaving and grooming sales for the Fiscal 2012 Nine Months increased $4 million, or 2%, driven by the gains discussed for the Fiscal 2012 Quarter, tempered by the elimination of lower margin North American promotions in the first quarter of Fiscal 2012. For the Fiscal 2012 Nine Months, electric personal care sales increased $4 million, or 2%, due to the same factors discussed for the Fiscal 2012 Quarter. Foreign exchange negatively impacted the Fiscal 2012 Nine Months sales by $5 million. Portable lighting sales for the Fiscal 2012 Nine Months decreased $4 million, or 6%, due to the non-recurrence of successful promotions during the first quarter of our fiscal year ended September 30, 2011 (“Fiscal 2011”). and negative foreign currency exchange of $1 million.

Insurance and Financial Services

Insurance and financial services revenues consist of the following components (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
Premiums	$12	$25	$42	$25
Net investment income	179	177	539	177
Net investment gains (losses)	(13)	1	255	1
Insurance and investment product fees and other	9	27	28	27

Total insurance and financial services revenues	$187	$230	$864	$230

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers. For the Fiscal 2012 Quarter, premiums decreased $13 million, or 52%, to $12 million from $25 million for the Fiscal 2011 Quarter, primarily due to the inclusion of retained term premiums in the Fiscal 2011 Quarter. Upon the closing of the final acquisition-related reinsurance transaction on October 17, 2011, the term premiums which had been previously retained by FGL were prospectively ceded to Wilton Reinsurance Company (“Wilton Re”). Premiums for the Fiscal 2012 Nine Months were $42 million and are not comparable to the Fiscal 2011 Nine Month premiums of $25 million which reflect only the approximate three-month period subsequent to the FGL acquisition on April 6, 2011.

For the Fiscal 2012 Quarter, investment income (before deducting management fees of $3 million and less interest credited and option costs on annuity deposits of $128 million) resulted in a net investment spread of $54 million during the period, a decrease of $9 million, or 14%, compared to net investment spread of $63 million for the Fiscal 2011 Quarter. The decrease in investment spread from the Fiscal 2011 Quarter resulted primarily from lower interest rates period over period and holding excess cash and cash equivalents. Average invested assets (on an amortized cost basis) were $16.2 billion and $16.3 billion and the average yield earned on average invested assets was 4.50% and 4.68% (annualized) for the Fiscal 2012 Quarter and Fiscal Quarter 2011, respectively, compared to interest credited and option costs of 3.22% and 3.17% (annualized).

For the Fiscal 2012 Nine Months, investment income (before deducting management fees of $9 million and less $388 million of interest credited and option costs on annuity deposits), resulted in an investment spread of $160 million during the period. Average invested assets (on an amortized cost basis) at July 1, 2012 were $16.2 billion and the average yield earned on average invested assets was 4.54% (annualized) for the Fiscal 2012 Nine Months compared to interest credited and option costs of 3.26% (annualized).

FGL’s net investment spread is summarized as follows:

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
Average yield on invested assets	4.50%	4.68%	4.54%	4.68%
Interest credited and option cost	3.22%	3.17%	3.26%	3.17%
Net investment spread	1.28%	1.51%	1.28%	1.51%

Net investment gains and losses, including impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For the Fiscal 2012 Quarter, FGL had net investment losses of $13 million compared to net investment gains of $1 million for the Fiscal 2011 Quarter. This decrease is primarily due to net realized and unrealized losses of $51 million recognized during the Fiscal 2012 Quarter on long futures and equity options purchased to hedge the annual index credits for FIA contracts, compared to net realized and unrealized losses of $14 million on long futures and equity options during the Fiscal 2011 Quarter. The one month gain in the Standard & Poors (“S&P”) 500 Index of 4% in June 2012 did not offset the impact of consecutive months of decline in the S&P 500 Index during April and May 2012, specifically the 6% market decline seen in May 2012. For the Fiscal 2011 Quarter, the S&P 500 Index saw a steady 1% decline in May and June 2011, which resulted in less realized and unrealized losses compared to the Fiscal 2012 Quarter.

For the Fiscal 2012 Quarter, fixed maturity and equity available-for-sale securities had net investment gains of $38 million related to security sales, including an offset by other-than-temporary impairments of $2 million compared to net investment gains of $15 million related to security sales, including an offset by other-than-temporary impairments of $1 million. The other-than-temporary impairments for the Fiscal 2012 Quarter were primarily related to write-downs of corporate securities. The $23 million increase period over period is primarily due to the decline in 10-year U.S. Treasuries from a yield of 3.16% at July 3, 2011 to 1.64% at July 1, 2012. As treasury yields have fallen over the prior year period, the price of fixed maturity securities have increased, improving the fair value of these securities and improving the net gain position for the Fiscal 2012 Quarter.

Net investment gains for the Fiscal 2012 Nine Months were $255 million. Fixed maturity and equity available-for-sale securities had net investment gains of $173 million, related to security sales including an offset by other-than-temporary impairments of $20 million. The other-than-temporary impairments for the Fiscal 2012 Nine Months were primarily related to write-downs of hybrid securities.

For the Fiscal 2012 Nine Months, there were net realized and unrealized gains of $83 million on derivative instruments purchased to hedge the annual index credits for FIA contracts. Included in realized gains for the Fiscal 2012 Nine Months were $30 million of gains associated with the asset transfer on October 17, 2011 for the closing of the final acquisition-related reinsurance transaction with Wilton Re. The $30 million of gains were payable to Wilton Re as part of the initial asset transfer.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
Call options:
Loss on option expiration	$(19)	$(2)	$(57)	$(2)
Change in unrealized gain/loss	(25)	(13)	106	(13)
Futures contracts:
(Loss) gain on futures contracts expiration	(7)	(1)	25	(1)
Change in unrealized gain/loss	—	2	9	2

	$(51)	$(14)	$83	$(14)

The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
S&P 500 Index:
Point-to-point strategy	2.59%	5.00%	2.34%	5.00%
Monthly average strategy	0.18%	3.09%	1.48%	3.09%
Monthly point-to-point strategy	0.01%	2.76%	0.02%	2.76%
3 year high water mark	17.09%	0.0%	17.41%	0.0%

For the Fiscal 2012 Quarter, the average return to contractholders from index credits during the period was 1.24% (annualized), compared to 3.62% for the Fiscal 2011 Quarter. The decrease quarter over quarter was primarily due to greater appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2011 Quarter compared to the appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2012 Quarter. For the Fiscal 2012 Nine Months, the average return to contractholders from index credits during the period was 1.94% (annualized). Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses recognized on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased during the Fiscal 2012 Quarter and Nine Months was $32 million and $85 million, respectively, compared to $31 million for the Fiscal 2011 Quarter.

For the Fiscal 2012 Quarter, insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues decreased $18 million, or 67%, to $9 million for the Fiscal 2012 Quarter from $27 million for the Fiscal 2011 Quarter, primarily due to the closing of the final acquisition-related reinsurance transaction on October 17, 2011, in which FGL ceded the majority of the equity indexed universal life (“EIUL”) block of business to Wilton Re. For the Fiscal 2011 Quarter there was cost of insurance charges of $12 million on the EIUL block of business. The additional decrease is due to lower surrender charges in the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter due to the low interest rate environment.

For the Fiscal 2012 Nine Months, insurance and investment product fees and other were $28 million. Withdrawals from annuity and universal life policies subject to surrender charges were $631 million for the Fiscal 2012 Nine Months and the average surrender charges collected on annuity withdrawals were 2.91%.

Operating Costs and Expenses

Consumer Products and Other

Costs of Goods Sold/Gross Profit. Gross profit, representing net sales minus cost of goods sold, for the Fiscal 2012 Quarter was $292 million compared to $294 million for the Fiscal 2011 Quarter. Our gross profit margin, representing gross profit as a percentage of net sales, for the Fiscal 2012 Quarter decreased to 35% from 37% in the Fiscal 2011 Quarter. The decrease in gross profit and gross profit margin resulted from a $3 million increase in commodity prices, increased costs from sourced goods, primarily from Asia, and a $2 million decrease due to changes in our customer freight programs during Fiscal 2012, which reduced sales and drove offsetting decreases in distribution expenses. These decreases in gross profit were tempered by increased sales which contributed $5 million in gross profit.

Gross profit for the Fiscal 2012 Nine Months was $836 million compared to $849 million for the Fiscal 2011 Nine Months. Our gross profit margin for the Fiscal 2012 Nine Months decreased to 35% from 36% in the Fiscal 2011 Nine Months. The decrease in gross profit and gross profit margin for the Fiscal 2012 Nine Months was driven by a $12 million increase in commodity prices, increased costs from sourced goods, primarily from Asia, a $17 million increase in costs due to changes in product mix and a $3 million decrease due to the adjustment to customer freight programs discussed for the Fiscal 2012 Quarter. Further contributing to the decrease in gross margin during the Fiscal 2012 Nine Months was a $4 million increase in restructuring and related charges included in cost of goods sold due to the announced closure of a zinc carbon battery manufacturing facility in Colombia. These decreases in gross profit were tempered by increased sales which contributed $21 million in gross profit.

Selling, General & Administrative Expense. Selling, general and administrative expenses (“SG&A”) decreased $13 million to $210 million for the Fiscal 2012 Quarter from $223 million for the Fiscal 2011 Quarter. The decrease is primarily attributable to a $5 million decrease in acquisition and integration related charges, principally due to a decline in integration related charges in connection with the June 16, 2010 merger with Russell Hobbs, Inc. (the “SB/RH Merger”), synergies being recognized at Spectrum Brands subsequent to the SB/RH Merger of $5 million, savings from Spectrum Brands’ global cost reduction initiatives, and positive foreign exchange impacts of $8 million. These decreases were partially offset by an $8 million increase in corporate expenses primarily due to the hiring of new personnel, bonus compensation accruals during the Fiscal 2012 Quarter based on an increase in HGI’s net asset value (“Compensation NAV”) determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further under “Consolidated” below) and an allocation of overhead costs from Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate.

SG&A for the Fiscal 2012 Nine Months decreased $53 million to $638 million from $691 million for the Fiscal 2011 Nine Months. The decrease is primarily due to a $35 million decrease in acquisition and integration related charges, synergies being recognized subsequent to the SB/RH Merger of $22 million, and positive foreign exchange impacts of $12 million. These decreases were partially offset by a $23 million increase in corporate expenses primarily due to the hiring of new personnel, bonus compensation accruals based on the increase in Compensation NAV and an allocation of overhead costs from Harbinger Capital.

Insurance and Financial Services

Benefits and Other Changes in Policy Reserves. For the Fiscal 2012 Quarter, benefits and other changes in policy reserves increased $11 million, or 8%, to $141 million, from $130 million for the Fiscal 2011 Quarter principally due to an increase in reserves in connection with the FGL’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to FGL. See Note 13, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for additional information regarding this charge.

For the Fiscal 2012 Nine Months, benefits and other changes in policy reserves were $560 million. Benefits and other changes in policy reserves include the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. The market value option liability increased $120 million for the Fiscal 2012 Nine Months primarily due to an increase in the equity markets during the period. The present value of future credits and guarantee liability increased $6 million for the Fiscal 2012 Nine Months primarily due to lower risk free rates during the period. Additionally, there were index credits, interest credits and bonuses of $268 million, annuity payments of $182 million and policy benefits and other reserve movements of $(16) million during the Fiscal 2012 Nine Months.

Acquisition and Operating Expenses, net of Deferrals. Acquisition and operating expenses, net of deferrals, includes costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs of FGL and Salus. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that are directly related to the successful acquisition of new and renewal insurance and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. For the Fiscal 2012 Quarter, acquisition and operating expenses, net of deferrals, decreased $9 million, or 31%, to $20 million, from $29 million for the Fiscal 2011 Quarter primarily due to the effects of reinsurance during the Fiscal 2011 Quarter.

Acquisition and operating expenses, net of deferrals for the Fiscal 2012 Nine Months were $101 million. For the Fiscal 2012 Nine Months, acquisition and operating expenses included general operating expenses of $64 million and $6 million of commission and bonus expense, net of deferrals. The amount for the Fiscal 2012 Nine Months also includes a $31 million ceding commission paid to Wilton Re primarily related to $30 million of investment gains realized on the securities transferred to Wilton Re in October 2011 upon closing of the final acquisition-related reinsurance amendment.

Amortization of Intangibles. For the Fiscal 2012 Quarter, amortization of intangibles increased $6 million, or 29%, to $27 million from $21 million for the Fiscal 2011 Quarter primarily due to amortization of acquisition costs related to new business added since the Fiscal 2011 Quarter and reallocation of the original value of business acquired between FIA and deferred annuity lines of business, the effects of which resulted in a higher amortization in the Fiscal 2012 Quarter. In general, amortization of DAC will increase each period due to the growth in FGL’s annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products however FGL may experience negative DAC amortization when capitalized accrued interest is greater than the amortization expense. At each period, loss recognition testing is carried out to ensure that DAC and VOBA are recoverable. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

Pretax Adjusted Operating Income — Insurance. Pretax adjusted operating income is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For the Fiscal 2012 Quarter, pretax adjusted operating income decreased $23 million to $5 million, or 82%, from $28 million for the Fiscal 2011 Quarter. This decrease is primarily due to an $11 million liability, net of reinsurance, for estimated unreported death claims resulting from a search of the Social Security Administration database that produced a listing of deceased policyholders that died while their policy was in force (see Note 13, Commitments and Contingencies, for additional information regarding this charge). Also, the impact of holding a larger balance of cash in the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, due to a repositioning of the portfolio in advance of the Fiscal 2012 FIA surrenders, resulted in lower net investment income of $7 million, net of amortization, for the quarter. The pretax adjusted operating income for the Fiscal 2012 Nine Months was $43 million.

The table below shows the adjustments made to the reported operating income (loss) of the insurance segment to calculate its pretax adjusted operating income:

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
Reconciliation to reported operating income (loss):
Reported operating income (loss) — insurance segment	$(1)	$50	$92	$50
Effect of investment (gains) losses, net of offsets	(17)	(12)	(72)	(12)
Effect of change in FIA embedded derivative discount rate, net of offsets	18	(14)	11	(14)
Effects of transaction-related reinsurance	5	4	12	4

Pretax adjusted operating income	$5	$28	$43	$28

Pretax adjusted operating income is calculated by adjusting the reported insurance segment operating income (loss) to eliminate the impact of net investment gains (losses), excluding gains and losses on derivatives and including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability and the effects of acquisition-related reinsurance transactions, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate period to period in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income, we believe pretax adjusted operating income enhances the understanding of underlying results and profitability which in turn provides a meaningful analysis tool for investors.

Non-US GAAP measures such as pretax adjusted operating income should not be used as a substitute for reported operating income. We believe the adjustments made to the reported operating income (loss) in order to derive pretax adjusted operating income (loss) are significant to gaining an understanding of FGL’s results of operations. For example, FGL could have strong operating results in a given period, yet report operating income that is materially less, if during the period the fair value of derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative asset because of non-equity market factors such as interest rate movements. Similarly, FGL could also have poor operating results yet report operating income that is materially greater, if during the period the fair value of the derivative assets increases but the embedded derivative liability increase is less than the fair value change of the derivative assets. FGL hedges FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. The management and board of directors of FGL review pretax adjusted operating income (loss) and reported operating income (loss) as part of their examination of FGL’s overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on reported operating income (loss). Accordingly, the management and board of directors of FGL perform an independent review and analysis of these items, as part of their review of hedging results each period.

The adjustments to reported operating income (loss) noted in the table above are net of amortization of VOBA and DAC. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on the risk-free interest rates. The impact of the change in risk-free interest rates has been removed from reported operating income. Additionally, in evaluating operating results, the effects of acquisition-related reinsurance transactions have been removed from reported operating income.

Consolidated

Consolidated operating costs and expenses for the remaining three months of Fiscal 2012 are expected to increase over the comparable three months of Fiscal 2011 as we continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at our subsidiaries. These increases will be partially offset by cost synergies that Spectrum Brands continues to achieve with the SB/RH Merger and savings from its global cost reduction initiatives.

During the Fiscal 2012 Nine Months, HGI’s Compensation Committee established salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. Consolidated operating costs increased by approximately $8 million and $14 million for Fiscal 2012 Quarter and Nine Months, respectively, as a result of the accrual for these new bonus compensation expenses. These amounts reflect the underlying performance and growth in the Compensation NAV, which has grown approximately 41% in the Fiscal 2012 Nine Months. The current results of HGI would result in a mix of cash and equity awards being paid over the next three years if the growth in Compensation NAV during the Fiscal 2012 Nine Months is sustained through September 30, 2012. If the growth in Compensation NAV is sustained, we expect the remainder of the year to have approximately $5 million of accrued bonus compensation expense. In addition, we expect to recognize approximately $21 million of deferred bonus compensation expense as it vests over the next three fiscal years, subject to clawback provisions if the subsequent increase in Compensation NAV does not exceed specified threshold returns.

Interest Expense. Interest expense increased $2 million to $54 million for the Fiscal 2012 Quarter from $52 million for the Fiscal 2011 Quarter. The increase in quarterly interest expense is primarily the result of a $4 million increase in interest expense due to the full period effect of the full amount of our 10.625% senior secured notes due 2015 (the “10.625% Notes”), of which $350 million and $150 million were issued on November 15, 2010 and June 28, 2011, respectively. Lower interest expense from the replacement of Spectrum Brand’s 12% senior subordinated toggle notes due 2019 (the “12% Notes”) with its 6.75% senior notes due 2020 (the “6.75% Notes”) was offset primarily by higher expense from increased principal primarily related to Spectrum Brand’s 9.5% senior secured notes due 2018 (the “9.5% Notes”) and expenses related to the amendment of its revolving credit facility (the “ABL Revolving Credit Facility”). Interest expense for the Fiscal 2012 Nine Months increased $1 million to $194 million from $193 million for the Fiscal 2011 Nine Months. The increase was primarily due to a $17 million increase in interest expense due to the full period effect of the full amount of our 10.625% Notes and higher interest expense due to the increased principal amount of 9.5% Notes. These increases were mostly offset by the effects of reduced principal and lower effective interest rates related to Spectrum Brand’s term loan (the “Term Loan”) and lower expense for interest rate swaps and other fees and expenses at Spectrum Brands.

(Increase) Decrease in Fair Value of Equity Conversion Feature of Preferred Stock. For the Fiscal 2012 Quarter and Nine Months, the fair value of equity conversion feature of Preferred Stock increased $125 million and $124 million, respectively, due to the effect of a mark to market change in the fair value of the derivative liability for the bifurcated equity conversion feature of our Preferred Stock. The liability increased significantly in the Fiscal 2012 Quarter principally due to an increase in the market price of our common stock from $5.18 to $7.79 per share during the Fiscal 2012 Quarter. For the Fiscal 2011 Quarter and Nine Months, the fair value of the derivative liability decreased $6 million from the May 2011 issuance date of our Series A Preferred Stock.

Gain on Contingent Purchase Price Reduction. During the Fiscal 2012 Nine Months, we recorded a $41 million increase in the estimated fair value of a contingent purchase price reduction receivable related to the FGL Acquisition. The estimated fair value of the contingent purchase price reduction receivable remained essentially unchanged at $41 million during the Fiscal 2012 Quarter. See Note 14, Acquisitions, to our Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), net. Other expense, net in the Fiscal 2012 Quarter and Nine Months relates primarily to $15 million and $24 million, respectively, of net recognized losses on trading securities held principally for investing purposes of HGI during the Fiscal 2012 periods. We did not hold any such securities in the Fiscal 2011 periods.

Income Taxes. For the Fiscal 2012 Quarter, our tax benefit at an effective rate of 5% was lower than the United States Federal statutory rate of 35% and, for the Fiscal 2012 Nine Months, we recorded tax expense at the rate of (355)% despite a pretax loss, primarily as a result of (i) $125 million of expense in the Fiscal 2012 Quarter for the increase in fair value of the equity conversion feature of preferred stock, for which no tax benefit is available, (ii) pretax losses in the United States and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable, (iii) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (iv) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the Fiscal 2012 Nine Months was (i) a $19 million release by FGL of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction, (ii) a $41 million gain on a contingent purchase price reduction receivable, for which no tax provision is necessary, and (iii) a $14 million release by Spectrum Brands of valuation allowances on deferred tax assets as a result of a recent acquisition. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as we concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

For the Fiscal 2011 Quarter, our effective tax rate of 2% was lower than the United States Federal statutory rate principally due to (i) the recognition of a $158 million bargain purchase gain from the FGL Acquisition, for which no tax provision is necessary, and (ii) the release of valuation allowances on tax benefits from net operating and capital loss carryforwards that we determined are more-likely-than-not realizable. In addition to these factors, our effective tax rate for the Fiscal 2011 Nine Months of 35% reflects the proportionally higher offsetting effects of (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (ii) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States.

Spectrum Brands’ management decided to not permanently reinvest Fiscal 2012 and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. Using these funds, Spectrum Brands’ management plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur any incremental U.S. tax expense on the expected future repatriation of foreign earnings. If the U.S. valuation allowance were released at some future date, the U.S. tax on foreign earnings repatriation could have a material impact on our effective tax rate in future periods. For Fiscal 2012, we expect to accrue less than $3 million of additional tax expense from non-U.S. withholding and other taxes on the repatriation of current earnings.

Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands attributable to the noncontrolling interest not owned by HGI. Such amount varies in relation to Spectrum Brands’ net income or loss for the period and the percentage interest not owned by HGI, which was 42.5% as of July 1, 2012 and 45.5% as of July 3, 2011.

Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%, (ii) a quarterly non-cash principal accretion at an annualized rate of 4% through March 31, 2012, that was reduced to 2% for the Fiscal 2012 Quarter since we achieved a specified rate of growth measured by the increase in the value of HGI’s net assets (the “Preferred Stock NAV”) calculated in accordance with the certificates of designation of the Preferred Stock, and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. The increase in the Preferred Stock dividends and accretion for the Fiscal 2012 Quarter and Nine months compared to the Fiscal 2011 Quarter and Nine months is due to the additional dividends and accretion related to the issuance of our Series A-2 Preferred Stock in August 2011 as well as the full period effect in Fiscal 2012 of our Series A Preferred Stock issued in May 2011, partially offset by the decrease in the quarterly non-cash principal accretion rate from 4% to 2% for the Fiscal 2012 Quarter.

For purposes of determining the Preferred Stock accretion amount, we calculate the Preferred Stock NAV in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of March 31, 2012, calculated in accordance with the certificates of designation, was approximately $1.1 billion. This calculation results in a quarterly non-cash accretion at an annualized rate of 2% for the remainder of Fiscal 2012, although it could increase to 4% or decrease to 0% in subsequent periods based upon changes in the Preferred Stock NAV.

Liquidity and Capital Resources

HGI

HGI is a holding company and its liquidity needs are primarily for interest payments on the 10.625% Notes (approximately $53 million per year), dividend payments on its Preferred Stock (approximately $33 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from FGL and Spectrum Brands.

In September and December 2011, we received dividends totaling $40 million from FGL. We currently expect to receive dividends from FGL in future periods sufficient to fund a substantial portion of the interest payments on the 10.625% Notes, including a dividend of $20 million in our Fiscal 2012 fourth quarter. In addition, we expect to receive approximately $30 million in our Fiscal 2012 fourth quarter from Spectrum Brands as HGI’s portion of a $1.00 per share special dividend declared by Spectrum Brands to its stockholders. The rest of HGI’s cash needs for the remainder of Fiscal 2012 are expected to be satisfied out of cash and investments on hand. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. HGI has also committed to provide Salus an additional $6 million in capital, with FGL committing to provide an additional $52 million in financing, in order to engage in asset based lending transactions through the remainder of Fiscal 2012.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At July 1, 2012, HGI’s corporate cash, cash equivalents and short-term investments were $404 million.

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

Spectrum Brands

Spectrum Brands expects to fund its cash requirements, including capital expenditures, interest and principal payments due and a $53 million special dividend during the remainder of Fiscal 2012 through a combination of cash on hand ($62 million at July 1, 2012) and cash flows from operations and available borrowings under its ABL Revolving Credit Facility. Spectrum Brands expects its capital expenditures for the remaining three months of Fiscal 2012 will be approximately $12 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Spectrum Brands is not treating Fiscal 2012 and future foreign earnings as permanently reinvested. At July 1, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2012, Spectrum Brands expects to generate between $20 million and $40 million of foreign cash that will be repatriated for its general corporate purposes.

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

The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of July 1, 2012, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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

As of July 1, 2012 and September 30, 2011, FGL’s investment portfolio, including asset-based loans originated by Salus, was approximately $15.6 billion and $15.8 billion, respectively, and was divided among the following asset classes (dollars in millions):

	July 1, 2012		September 30, 2011
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$823	5.3%	$500	3.2%
Commercial mortgage-backed securities	539	3.5%	566	3.6%
Corporates	10,979	70.5%	11,856	75.3%
Equities	242	1.6%	287	1.8%
Hybrids	627	4.0%	659	4.2%
Municipals	1,246	8.0%	936	5.9%
Agency residential mortgage-backed securities	168	1.1%	222	1.4%
Non-agency residential mortgage-backed securities	550	3.5%	445	2.8%
U.S. Government	139	0.9%	183	1.2%
Other (primarily derivatives, asset-backed loans and policy loans)	252	1.6%	97	0.6%

Total investments	$15,565	100.0%	$15,751	100.0%

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

As of July 1, 2012 and September 30, 2011, FGL’s fixed maturity available-for-sale portfolio was approximately $15.1 billion and $15.4 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	July 1, 2012		September 30, 2011
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,185	7.9%	$1,236	8.0%
AA	1,902	12.6%	1,660	10.8%
A	4,408	29.3%	4,886	31.8%
BBB	6,920	45.9%	6,862	44.7%
BB	409	2.7%	579	3.8%
B and below	246	1.6%	144	0.9%

Total	$15,070	100.0%	$15,367	100.0%

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

In November 2011, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency residential mortgage-backed securities for the 2011 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency residential mortgage-backed security owned by U.S. insurers at year end 2011 and 2010. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each residential mortgage-backed security based on each insurer’s statutory book value price. This process is used to determine the level of risk-based capital (“RBC”) requirements for non-agency residential mortgage-backed securities.

The tables below present FGL’s fixed maturity securities by NAIC designation as of July 1, 2012 and September 30, 2011 (dollars in millions):

	July 1, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$7,438	$7,866	52.2%
2	6,566	6,844	45.4%
3	351	335	2.2%
4	12	12	0.1%
5	8	8	0.1%
6	4	5	0.0%

	$14,379	$15,070	100.0%

	September 30, 2011
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$7,833	$8,134	52.9%
2	6,271	6,435	41.9%
3	683	648	4.2%
4	117	110	0.7%
5	34	35	0.2%
6	6	5	0.1%

	$14,944	$15,367	100.0%

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of July 1, 2012 and September 30, 2011 were as follows (dollars in millions):

	July 1, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$1	$—	$1
United States Government sponsored agencies	13	15	—	15
United States municipalities, states and territories	20	123	(1)	122
Corporate securities:
Finance, insurance and real estate	110	982	(18)	964
Manufacturing, construction and mining	15	166	(3)	163
Utilities and related sectors	26	240	(17)	223
Wholesale/retail trade	16	95	(2)	93
Services, media and other	10	99	(1)	98
Hybrid securities	18	304	(22)	282
Non-agency residential mortgage-backed securities	64	367	(15)	352
Commercial mortgage-backed securities	18	63	(6)	57
Asset-backed securities	35	386	(5)	381
Equity securities	5	63	(3)	60

	359	$2,904	$(93)	$2,811

	September 30, 2011
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$2	$(1)	$1
United States Government sponsored agencies	17	25	—	25
United States municipalities, states and territories	9	1	—	1
Corporate securities:
Finance, insurance and real estate	155	1,798	(82)	1,716
Manufacturing, construction and mining	19	197	(10)	187
Utilities and related sectors	46	386	(16)	370
Wholesale/retail trade	32	383	(10)	373
Services, media and other	46	448	(12)	436
Hybrid securities	31	501	(51)	450
Non-agency residential mortgage-backed securities	67	398	(23)	375
Commercial mortgage-backed securities	47	357	(18)	339
Asset-backed securities	20	278	(3)	275
Equity securities	12	109	(9)	100

	505	$4,883	$(235)	$4,648

The gross unrealized loss position on the portfolio at July 1, 2012, was $93 million, an improvement from $235 million at September 30, 2011. The following is a description of the factors causing the unrealized losses by investment category as of July 1, 2012:

Corporate/Hybrid securities: Through July 1, 2012, risk assets rallied, and spread on corporate bonds narrowed on growing confidence in the economic recovery and improvement in sentiment around the financial downturn in the Eurozone. While finance and finance-related corporates constitute the largest bulk of the $41 million unrealized loss position for corporate securities within the $93 million of total gross unrealized losses, the total unrealized loss position relating to these sectors has declined from the prior quarter, and now constitutes an even smaller percentage of the total gross loss amount. Spread levels in finance and finance-related names are likely to remain elevated as long as concerns over the Eurozone remain.

Non-agency residential mortgage-backed securities: Fair value on non-agency residential mortgage-backed securities are below amortized cost due to continued challenges in the housing market and pressure on secondary market prices due to the sales of similar securities by the Federal government.

Commercial mortgage-backed securities: Continued risk aversion in the capital markets still weighs on the prices of commercial mortgage-backed securities, including the earlier vintage/higher quality securities owned in FGL’s portfolio. However, the gross unrealized loss position in this sector declined to $6 million from September 30, 2011.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of July 1, 2012, were as follows (dollars in millions):

	July 1, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	1	$2	$1	$(1)
Six months or more and less than twelve months	2	4	1	(3)

Total investment grade	3	6	2	(4)

Below investment grade:
Less than six months	2	3	2	(1)
Six months or more and less than twelve months	2	33	23	(10)
Twelve months or greater	2	—	—	—

Total below investment grade	6	36	25	(11)

Total	9	$42	$27	$(15)

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

At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment, FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues FGL owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At July 1, 2012 and September 30, 2011, FGL’s watch list included only 11 and 17 securities in an unrealized loss position with an amortized cost of $42 million and $41 million, unrealized losses of $15 million and $9 million, and fair value of $27 million and $32 million, respectively.

There were 10 and 7 structured securities on the watch list as of July 1, 2012 and September 30, 2011, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the July 1, 2012 carrying values were fully recoverable.

Exposure to European Sovereign Debt

FGL’s investment portfolio has no direct exposure to European sovereign debt. The exposure to peripheral European financial institutions is limited to obligations of two Spanish banks; all exposures are denominated in U.S. dollars. FGL’s portfolio has exposure to bonds issued by two foreign subsidiaries of the largest Spanish bank, Banco Santander: Banco Santander USA and Banco Santander Chile which had book values of $36 million and $44 million at July 1, 2012, respectively. While the parent company of each of these issuers is based in Spain, FGL does not view these particular bonds as vulnerable to any prolonged weakness in the domestic Spanish economy because their issuers are focused on business in their home markets, mainly the U.S. and Chile. In addition to Banco Santander, FGL also owns bonds issued by BBVA, the second largest Spanish banking concern, which had a book value of $32 million at July 1, 2012. These securities are obligations of the domestic subsidiary, and are exposed to the domestic Spanish economy. As such, the ratings and spreads on these securities are likely to reflect any changes to the sovereign rating of Spain. During the Fiscal 2012 Quarter, the BBVA bonds were downgraded to NAIC 3 to reflect the downgrade of Spanish sovereign debt. With prospects of a pan-European liquidity solution to large banks, FGL has seen a rally in BBVA bonds, despite its downgrade to NAIC 3.

Available-For-Sale Securities

For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of July 1, 2012 refer to Note 3, Investments, to our Condensed Consolidated Financial Statements.

Net Investment Income and Net Investment Gains (Losses)

For discussion regarding FGL’s net investment income and net investment gains (losses) refer to Note 3, Investments, to our Condensed Consolidated Financial Statements.

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

Discussion of Consolidated Cash Flows

Summary of Consolidated Cash Flows

	Nine Month Period Ended
Cash provided by (used in):	July 1, 2012	July 3, 2011
	(In millions)
Operating activities	$201	$(44)
Investing activities	232	522
Financing activities	263	457
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)

Net increase in cash and cash equivalents	$695	$933

Operating Activities

Cash provided by operating activities totaled $201 million for the Fiscal 2012 Nine Months as compared to a use of $44 million for the Fiscal 2011 Nine Months. The $245 million improvement was the result of a $182 million increase in cash provided by FGL and a $128 million increase in cash provided by HGI corporate, partially offset by a $65 million increase in cash used by Spectrum Brands.

FGL’s cash provided from operating activities is primarily due to a $404 million increase in investment income, a $91 million decrease in benefits paid, and a $35 million increase in insurance premiums and investment product fees, all partially offset by a $227 million increase in policy acquisition and operating expenses. The increase in cash provided from FGL’s operating activities is partly due to the inclusion of FGL in our results for the full nine month period in Fiscal 2012 versus only three months in the Fiscal 2011 period. In addition to the aforementioned items, the $182 million cash provided by FGL’s operating activities reflects a $151 million increase in transfers of cash to reinsurers relating to reinsurance transactions in the respective periods, and a return of $34 million of collateral previously posted for equity option derivatives. The $91 million decrease in benefits paid in the Fiscal 2012 Nine Months is mostly due to the impact of reinsurance transactions.

The $128 million increase at HGI corporate was primarily due to an $89 million excess of sales over purchases of trading securities acquired for resale, the return to us of $49 million that had been posted as collateral for an FGL subsidiary and a decrease in acquisition related costs of $24 million primarily related to the FGL Acquisition in the Fiscal 2011 Nine Months, partially offset by a $35 million increase in interest payments on our 10.625% Notes.

The $65 million increase in cash used at Spectrum Brands was primarily due to a $91 million increased use of cash for working capital and other items partially offset by a $13 million reduction in cash acquisition and restructuring costs. The $91 million increase in cash used for working capital and other items was driven by higher seasonal increases in inventories and higher seasonal decreases in accounts payable, partially offset by lower seasonal decreases in accrued salaries and higher seasonal decreases in accounts receivable.

Investing Activities

Cash provided by investing activities was $232 million for the Fiscal 2012 Nine Months, as compared to cash provided of $522 million for the Fiscal 2011 Nine Months. The $290 million decrease in cash provided by investing activities is principally due to a decrease in net cash provided from acquisitions of $869 million and cash used by Salus in originating $75 million of asset-backed loans in the Fiscal 2012 Nine Months, partially offset by a $665 million mostly temporary increase in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL in connection with asset liability management and de-risking of its investment portfolio. The $869 million decrease in net cash provided from acquisitions relates to the $139 million, net of cash acquired, acquisition of FURminator, Inc., and the $44 million acquisition of Black Flag in the Fiscal 2012 Nine Months, as compared to the $695 million of net cash provided from the acquisition of FGL and the $11 million of cash used in the acquisition of Seed Resources, Inc., net of cash acquired, in the Fiscal 2011 Nine Months.

Financing Activities

Cash provided by financing activities was $263 million for the Fiscal 2012 Nine Months compared to cash provided of $457 million for the Fiscal 2011 Nine Months. The $194 million decrease in cash provided by financing activities was primarily related to (i) a $250 million decrease in cash provided from the proceeds of issuances of senior notes and preferred stock, (ii) the increased use of cash of $170 million, net, relating to the $270 million repayment in the Fiscal 2012 Nine Months of the 12% Notes by Spectrum Brands, including a bond call/tender premium, compared to the $100 million term loan repayments, including prepayment penalties in the Fiscal 2011 Nine Months, (iii) cash used by FGL of $95 million to settle a surplus note payable, (iv) $85 million of cash used to repurchase Spectrum Brands’ common stock by both HGI and Spectrum Brands, (v) a $53 million decrease in cash provided from the ABL Revolving Credit Facility and (vi) $23 million of dividends paid by HGI on its Preferred Stock, all partially offset by an increase in cash provided of $481 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL.

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

The Indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At July 1, 2012, we were in compliance with all covenants under the 10.625% Notes.

Spectrum Brands

At July 1, 2012 Spectrum Brands had the following debt instruments: (i) the Term Loan pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) the 9.5% Notes; (iii) the 6.75% Notes; and (iv) the $300 million ABL Revolving Credit Facility (together with the Term Loan, the 6.75% Notes and the 9.5% Notes, the “Senior Credit Facilities”).

At July 1, 2012, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $521 million under the Term Loan, maturing June 17, 2016; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $300 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $3 million under the ABL Revolving Credit Facility, expiring May 3, 2016.

At July 1, 2012, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility.

See Note 7, Debt, to our Condensed Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during the Fiscal 2012 Nine Months.

Interest Payments and Fees

In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $90 million in the aggregate under the 9.5% Notes and annual interest payment obligations of approximately $20 million in the aggregate under the 6.75% Notes. Spectrum Brands also incurs interest on borrowings under the Term Loan and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 6.75% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the applicable agreements. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at July 1, 2012, Spectrum Brands estimates annual interest payments of approximately $27 million in the aggregate under the Senior Credit Facilities would be required assuming no further principal payments were to occur. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

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

Series A and Series A-2 Participating Convertible Preferred Stock

On May 13, 2011 and August 5, 2011, we issued 280,000 shares of Series A Preferred Stock and 120,000 shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in the Preferred Stock NAV. As previously discussed, such rate was reduced from 4% to 2% effective April 1, 2012 until at least September 30, 2012. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

Contractual Obligations

At July 1, 2012, there have been no material changes to the contractual obligations as set forth in our Form 10-K except for Spectrum Brands’ issuance of an additional $200 million of the 9.5% Notes due 2018, their repayment of the $245 million of 12% Notes due 2019, and their issuance of $300 million of 6.75% Notes due 2020, as discussed in Note 7, Debt, to our Condensed Consolidated Financial Statements.

Shareholder Contingencies

The Master Fund has pledged all of its shares of our common stock, together with securities of other issuers, to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of our common stock. The sale or other disposition of a sufficient number of our shares (including any foreclosure on or sale of the shares pledged as collateral) to non-affiliates could cause HGI and its subsidiaries to experience a change of control, which may accelerate certain of HGI’s and its subsidiaries’ debt instruments and other obligations (including the 10.625% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements. Any such sale or disposition may also cause HGI and its subsidiaries to be unable to utilize certain of their net operating loss and other tax carryforwards for income tax purposes.

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

The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OM Group (UK) Limited (“OMGUK”) includes a Guarantee and Pledge Agreement which creates certain obligations for FGL as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

Through Salus, we enter into commitments to extend credit to meet the financing needs of its asset based lending customers upon the satisfaction of certain conditions. At July 1, 2012, the notional amount of the unfunded portion of such commitments was approximately $71 million, of which $8 million expires in one year or less, and the remainder expires between one and three years.

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

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in the fiscal year ending September 30, 2013. We do not expect the guidance to impact our financial statements, as it only requires a change in the format of presentation.

Impairment Testing

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for us for the annual and any interim goodwill impairment tests performed beginning in the fiscal year ending September 30, 2013. Early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Additionally, in July 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for us for the annual and any interim indefinite-lived intangible asset impairment tests performed for the fiscal year ending September 30, 2013. Early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

Equity Price Risk

HGI

HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of July 1, 2012, are all classified as trading within “Short-term investments” in the Condensed Consolidated Balance Sheet. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.

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

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the Fiscal 2012 Nine Months, the annual index credits to policyholders on their anniversaries were $79 million. Proceeds received at expiration on options related to such credits were $48 million. The shortfall is funded by FGL’s investment spread earnings and futures income of $25 million.

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

Spectrum Brands

Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States interest rates, LIBOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At July 1, 2012, Spectrum Brands had no outstanding interest rate derivative instruments.

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

Equity Price Risk — Trading

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of July 1, 2012, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $16 million adverse impact on HGI’s trading portfolio of marketable equity securities.

Equity Price Risk — Other

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $24 million and its derivative investments to decrease by approximately $45 million based on equity positions as of July 1, 2012. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

As of July 1, 2012, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $30 million.

Interest Rate Risk

If interest rates were to increase one percentage point from levels at July 1, 2012, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $915 million. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $830 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at July 1, 2012, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $98 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

Foreign Exchange Risk

As of July 1, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $32 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $21 million.

Commodity Price Risk

As of July 1, 2012, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a loss of $1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 1, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended July 1, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended July 1, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements include, without limitation, statements regarding: efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired businesses with ours, completing future acquisitions and dispositions, litigation, potential and contingent liabilities, management’s plans, business portfolios, changes in regulations and taxes.

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

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;

•	the impact on the holders of our common stock if we issue additional shares of our common stock or preferred stock;

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

•	changes in consumer spending preferences and demand for Spectrum Brands’ products, especially as impacted by competitors’ advertising and promotional activities and pricing strategies;

•	Spectrum Brands’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands’ products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

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

•

FGL’s ability to secure alternative solutions to offset the higher reserves associated with the Commissioners’ Annuity Reserve Valuation Method (known as CARVM) — sometimes referred to in the insurance industry as redundant reserves — such as by obtaining reinsurance with unaffiliated, third party reinsurers;

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

•	the impact on FGL of man-made catastrophes, pandemics, computer virus, network security branches and malicious and terrorist acts;

•	FGL’s ability to compete in a highly competitive industry;

•	Front Street’s ability to effectively implement its business strategy, including the need for capital and its ability to commence operations; and

•	the ability to obtain approval of the Maryland Insurance Administration (“MIA”) and other regulatory authorities as required for FGL’s operations.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Legal Proceedings

See Note 13 to the Company’s condensed consolidated financial statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended July 1, 2012.

Item 1A.	Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K for the fiscal year ended September 30, 2011 and our Quarterly Reports on Form 10-Q for the quarterly periods ended January 1, 2012 and April 1, 2012, as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A, of our Form 10-Qs.

Risks Related to HGI

We are dependent on certain key personnel and our affiliation with Harbinger Capital; Harbinger Capital and certain key personnel exercise significant influence over us and our business activities; and business activities, legal matters and other matters that affect Harbinger Capital and certain key personnel could adversely affect our ability to execute our business strategy.

We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Thomas Williams, the Chairman of our board and our Chief Executive Officer, our President and one of our directors and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Mr. Falcone, Mr. Asali and Mr. Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Principal Stockholders. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other significant transactions. The loss of Mr. Falcone, Mr. Asali or Mr. Williams or other key personnel could have a material adverse effect on our business or operating results.

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

On June 27, 2012, the United States Securities and Exchange Commission (“SEC”) filed two civil actions in the United States District Court for the Southern District of New York, asserting claims against Harbinger Capital, Harbinger Capital Partners Offshore Manager, L.L.C., and certain of their current and former affiliated entities and persons, including Mr. Falcone. One civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and alleges further violations in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, Harbinger Capital and certain of its affiliates received “Wells Notices” in December 2011 with respect to the matters addressed by these actions.

We understand that Harbinger Capital and its affiliates deny the charges in the SEC’s complaints and intend to vigorously defend against them. It is not possible at this time to predict the outcome of these actions, including whether the matters will result in settlements on any or all of the issues involved. However, in these actions the

SEC is seeking a range of remedies, including permanent injunctive relief, disgorgement, civil penalties and pre-judgment interest and an order prohibiting Mr. Falcone from serving as an officer and director of any public company.

If Mr. Falcone’s and Harbinger Capital’s other business interests or legal matters require them to devote more substantial amounts of time to those businesses or legal matters, it could limit their ability to devote time to our affairs and could have a negative effect on our ability to execute our business strategy. In addition, under the terms of an agreement with CF Turul LLC, an affiliate of Fortress Investment Group LLC (the “Fortress Purchaser”), subject to meeting certain ownership thresholds and receipt of regulatory approvals, in the event that Mr. Falcone ceases to have principal responsibility for our investments for a period of more than 90 consecutive days, other than as a result of temporary disability, and the Fortress Purchaser does not approve our proposed business continuity plan, the Fortress Purchaser may appoint such number of our directors that, when the total number of directors appointed by the Fortress Purchaser is added to the number of independent directors, that number of directors is equal to the number of directors employed by or affiliated with us or Harbinger Capital.

FGL is highly regulated and subject to numerous legal restrictions and regulations.

FGL’s business is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of FGL’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations or inquiries of FGL and its insurance subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of FGL and its insurance subsidiaries that could, if determined adversely, have a material impact on FGL.

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

Recently FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The New York Department of Financial Service issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states, including the state of Maryland (FGL’s state of domicile), have enacted regulation which will impose requirements on insurers to periodically compare their in-force life insurance and annuity policies against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. It is possible that these requirements would result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and administrative expenses. While FGL believes that it has established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified, the effects of which could be significant and could have a material adverse effect on FGL’s financial condition and results of operations.

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

Front Street is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. Front Street intends to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector. To date, Front Street has not entered into any reinsurance contracts, and may not do so until it is capitalized according to its business plan, which was approved by the Bermuda Monetary Authority in March 2010. Earlier this year, Front Street’s previously disclosed proposed reinsurance transaction with FGL was not entered into because FGL’s regulator, the MIA, did not approve this reinsurance transaction. There can be no assurance that Front Street will be able to successfully enter into reinsurance transactions, that such transactions will be successful, or that Front Street will be able to achieve its anticipated investment returns.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.3†	Temporary Employment Agreement, dated as of July 13, 2012, by and between Richard Hagerup and Harbinger Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2012 (File No. 1-4219)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated: August 9, 2012	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)