Form 10-K
period 2012-09-30
HARBINGER GROUP INC.
filed 2012-11-27
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, April 1, 2012, was approximately $49.8 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Harbinger Capital Partners LLC.

As of November 22, 2012, the registrant had outstanding 140,186,935 shares of common stock, $0.01 par value.

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to January 28, 2013.

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Principal Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “HFG” refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC); “HHI” refers to the hardware and home improvement business currently operated by Stanley Black & Decker and certain of its subsidiaries, which SBI has agreed to acquire; “FS Holdco” refers to FS Holdco Ltd.; “Front Street” refers to Front Street Re Ltd; “FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Raven Re” refers to Raven Reinsurance Company; “FGL Insurance” refers to Fidelity & Guaranty Life Insurance Company; “FGL NY Insurance” refers to Fidelity & Guaranty Life Insurance Company of New York; “Salus” refers to Salus Capital Partners, LLC; and “HGI Energy” refers to HGI Energy Holdings, LLC.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HGI’s management and the management of HGI’s subsidiaries (including target businesses). Generally, forward-looking statements include information concerning possible or assumed future actions, events, results, strategies and expectations and are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will” “could,” “might,” or “continues” or similar expressions. Factors that could cause actual results, events and developments to differ include, without limitation: the ability of HGI’s subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, HGI’s and its subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with HGI or HGI subsidiaries, completing future acquisitions and dispositions, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating the business of the Company and our subsidiaries.

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

•

the impact of covenants in the indenture, dated as of November 15, 2011, and supplemented by the supplemental indenture, dated June 22, 2011 and the second supplemental indenture, dated June 28, 2011, (as supplemented, the “Indenture”), governing our $500 million 10.625% senior secured notes due 2015 (the “10.625% Notes”) and our preferred stock certificates of designation (together, the “Certificate of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the impact of decisions by our controlling stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain controlling stockholders;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our portfolio of securities;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•

the ability of HGI Energy to consummate the joint venture transaction with EXCO Resources, Inc. (“EXCO Parent”) to form a partnership for the purpose of holding certain oil, gas and mineral leases and wells and certain related assets;

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

Spectrum Brands

Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	Spectrum Brands’ ability to successfully integrate the business acquired in connection with the combination with HHI and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•

the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands does business;

•	changes in consumer spending preferences and demand for Spectrum Brands’ products;

•	Spectrum Brands’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands’ products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;

•	the risk that synergies will not be realized following the consummation of the acquisition of HHI; and

•	the ability of SBI to consummate the acquisition of HHI.

FGL and Front Street

FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	FGL’s insurance subsidiaries’ ability to maintain and improve their financial strength ratings;

•

FGL’s and its insurance subsidiaries’ need for additional capital in order to maintain the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements and obligations;

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

•

the impact of FGL’s reinsurers, including Wilton Reassurance Company, failing to meet or timely meet their assumed obligations, increasing their reinsurance rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to FGL at consistent and economical terms;

•	FGL’s ability to compete in a highly competitive industry;

•	Front Street’s ability to effectively implement its business strategy, including the need for capital; and

•	the ability to obtain approval of the Maryland Insurance Administration (“MIA”) and other regulatory authorities as required for FGL’s operations.

Salus

•	Salus’ ability to recover amounts that are contractually owed to it by its borrowers;

•	Salus’ ability to continue to address a number of issues to implement its strategy and grow its business;

•	the impact on Salus resulting from further deterioration in economic conditions;

•	Salus’ ability to compete with traditional competitors and new market entrants;

•	Salus’ ability to attract and retain skilled people; and

•	Salus’ ability to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Business

Overview

Our Company

We are a diversified holding company focused on acquiring businesses with attractive assets that we consider to be undervalued or fairly valued and growing our acquired businesses. Our principal operations are conducted through Spectrum Brands, our majority owned subsidiary that provides branded consumer products such as batteries, personal care products, small household appliances, pet supplies, and home and garden pest control products, and FGL, our wholly-owned indirect subsidiary that provides life insurance and annuity products. In addition, Salus, our wholly-owned indirect subsidiary, is engaged in the business of providing secured asset-based loans across a variety of industries, and Front Street, our wholly-owned indirect subsidiary, was formed in March 2010 to act as a long-term reinsurer, and to provide reinsurance to the specialty insurance sector of fixed, deferred and payout annuities. We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary HGI Funding LLC, a Delaware limited liability company. We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 27th Floor, New York, New York 10022.

Our Strategy

We intend to acquire companies that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and seek opportunities that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. We intend to seek a variety of acquisition opportunities, including businesses where we believe a catalyst for value realization is already present, where we can engage with companies to unlock value or where we can realize synergies with our existing businesses. We may also seek businesses that are in need of a financial restructuring or operational turnaround. In addition to our intention to acquire controlling equity interests, we may also from time to time make investments in debt instruments and acquire minority equity interests in companies.

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

The majority of our common stock is owned by the Principal Stockholders. The Principal Stockholders and their affiliates include other vehicles that actively are seeking acquisition opportunities, and any one of those vehicles may at any time be seeking opportunities similar to those targeted by us. Our directors and officers who are affiliated with the Principal Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for us. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our amended and restated certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, we have determined that we will not seek business combinations or acquisitions of businesses engaged in the wireless communications industry. However, a renunciation of interests and expectancies in specific industries does not preclude us from seeking business acquisitions in those industries. We have had discussions regarding potential acquisitions in various industries, including wireless communications.

Employees

At September 30, 2012, HGI employed nineteen persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We believe that employee relations are generally satisfactory. We expect that we may hire additional employees given our recent acquisitions and anticipated future acquisitions and the increasing complexity of the business. At September 30, 2012, our subsidiaries employed approximately 6,000 persons.

The EXCO/HGI Partnership

On November 5, 2012, HGI Energy, a Delaware limited liability company and a wholly owned subsidiary of HGI, entered into a Unit Purchase and Contribution Agreement (the “EXCO/HGI Purchase Agreement”) with EXCO Parent, a Texas corporation, EXCO Operating Company, LP (“EOC”, and collectively with EXCO Parent, “EXCO”), a Delaware limited partnership, and EXCO/HGI JV Assets, LLC (“MLP LLC”), a Delaware limited liability company initially formed as an indirect wholly owned subsidiary of EXCO Parent, pursuant to which, at the closing of the transactions contemplated by the EXCO/HGI Purchase Agreement (the “EXCO/HGI Closing”), which will be effective in economic terms as of July 1, 2012 (the “EXCO/HGI Effective Time”), EXCO and HGI Energy have agreed to form EXCO/HGI Production Partners, LP (the “EXCO/HGI Partnership”), a Delaware limited partnership, and its general partner, EXCO/HGI GP, LLC, a Delaware limited liability company (the “EXCO/HGI General Partner”). The EXCO/HGI Partnership will be formed for the purpose of holding oil, gas and mineral leases and wells located in shallow depths in the Permian Basin in West Texas and in East Texas/North Louisiana and holding certain contracts, easements, permits and rights-of-way, tangible assets, data and records, in each case, relating to such oil and gas properties (the “ EXCO Contributed Properties”) (each individually, an “EXCO Contributed Property”). The transaction is subject to closing conditions as outlined under “Conditions to the EXCO/HGI Closing” below.

Contributions to MLP LLC.

Pursuant to the EXCO/HGI Purchase Agreement, prior to the EXCO/HGI Closing, EXCO Parent and EOC will contribute the EXCO Contributed Properties to MLP LLC, and MLP LLC will assume certain related liabilities, after which EXCO Parent will cause all of the issued and outstanding limited liability company interests in MLP LLC to be held by EXCO Holding MLP, Inc. (“EXCO Holding”), a Texas corporation and a wholly owned subsidiary of EXCO Parent.

Contributions to, and Distributions from, the EXCO/HGI Partnership.

At the EXCO/HGI Closing, and in each case in accordance with the terms and conditions set forth in the EXCO/HGI Purchase Agreement, EXCO Parent will cause EXCO Holding to: (a) contribute and deliver all of the issued and outstanding limited liability company interests of MLP LLC to the EXCO/HGI Partnership in exchange for 12,750,000 common units representing limited partner interests in the EXCO/HGI Partnership (“EXCO/HGI Partnership Common Units”) and a cash amount equal to $597,500,000 (which amounts may be adjusted as described below) and (b) contribute 500,000 EXCO/HGI Partnership Common Units to the EXCO/HGI General Partner in exchange for 500,000 units representing limited liability company interests in the EXCO/HGI General Partner (“EXCO/HGI GP LLC Units”) (which amounts may be adjusted as described below). Additionally, HGI Energy will contribute (a) a cash amount equal to $372,500,000 to the EXCO/HGI Partnership (the “HGI Energy Contribution”) in exchange for 37,250,000 EXCO/HGI Partnership Common Units (which amounts may be adjusted as described below), and (b) contribute 500,000 EXCO/HGI Partnership Common Units to the EXCO/HGI General Partner in exchange for 500,000 EXCO/HGI GP LLC Units (which amounts may be adjusted as described below). Immediately after the aggregate 1,000,000 EXCO/HGI Partnership Common Units are contributed by EXCO Holding and HGI Energy to the EXCO/HGI General Partner, such EXCO/HGI Partnership Common Units held by the EXCO/HGI General Partner will be converted into 1,000,000 notional general partner units representing general partner interests in the EXCO/HGI Partnership (which amounts may be adjusted as described below). Also at the EXCO/HGI Closing, the EXCO/HGI Partnership is expected to enter into a $400,000,000 secured revolving credit facility (the “EXCO/HGI Partnership Debt”), from which an initial $225,000,000 (as may be adjusted as described below) is expected to be drawn at the EXCO/HGI Closing to fund in part the EXCO/HGI Partnership’s $597,500,000 cash distribution to EXCO Holding.

Adjustment of Contributions and Distributions.

Each of the amounts described above are subject to adjustments set forth in the EXCO/HGI Purchase Agreement that are intended to provide MLP LLC with the economic benefits and costs associated with the ownership of the EXCO Contributed Properties during the period from the EXCO/HGI Effective Time to the EXCO/HGI Closing and to maintain the relative equity ownership of HGI Energy, on the one hand, and EXCO Holding, on the other hand, in the EXCO/HGI Partnership and the EXCO/HGI General Partner.

Such amounts may also be adjusted, with the effect of maintaining the relative equity ownership between HGI Energy and EXCO Holding, to the extent that assets are excluded from the transaction or adjustments are made to the applicable amounts, in each case, based upon title defects, environmental defects or the failure to obtain required third party consents, waivers of applicable preferential purchase rights or waivers of maintenance of uniform interest provisions. It is a condition to each of EXCO’s and HGI Energy’s obligations to complete the transactions contemplated by the EXCO/HGI Purchase Agreement that the aggregate value of these adjustments do not, in the aggregate, exceed $70,000,000.

Representations and Warranties; Covenants; Indemnities.

The EXCO/HGI Purchase Agreement contains customary representations and warranties, covenants and indemnities by EXCO and HGI Energy.

Title and Environmental Matters.

With limited exceptions, HGI Energy’s exclusive remedy for title and environmental matters is through a customary title and environmental defect mechanism. HGI Energy has until January 7, 2013 to conduct its diligence of title and environmental matters relating to the EXCO Contributed Properties. To the extent HGI Energy identifies certain types of defects prior to January 7, 2013, HGI Energy may have recourse, subject to applicable thresholds, deductibles and other limitations, to exclude the affected EXCO Contributed Property or to seek indemnification or other remedies against such defects.

Equity Ownership of the EXCO/HGI Partnership.

Upon completion of the EXCO/HGI Closing, HGI Energy will hold 74.5% of the EXCO/HGI Partnership Common Units and EXCO Holding will hold 25.5% of the EXCO/HGI Partnership Common Units, in each case directly or through their interest in the EXCO/HGI General Partner. In addition, each of HGI Energy, on the one hand, and EXCO Holding, on the other hand, will hold 50% of the EXCO/HGI GP LLC Units. The EXCO/HGI General Partner will, in turn, own a 2% general partner interest in the EXCO/HGI Partnership and all of the incentive distribution rights in the EXCO/HGI Partnership (the “EXCO/HGI GP Incentive Distribution Rights”). The EXCO/HGI GP Incentive Distribution Rights will entitle the EXCO/HGI General Partner to receive (a) quarterly distributions of available cash (as defined in the Amended and Restated Agreement of Limited Partnership of the EXCO/HGI Partnership to be entered into at the EXCO/HGI Closing (the “EXCO/HGI Partnership Agreement”), which will include all sources of cash after giving effect to reserves, but will exclude cash from capital contributions) equal to 23% of the amount of such distributions after distributions to the EXCO/HGI General Partner and holders of EXCO/HGI Partnership Common Units exceed $1.00 per unit per fiscal year, and (b) net proceeds from distributions of the proceeds of sales of certain capital assets equal to 23% of the amount of such distributions to the EXCO/HGI General Partner and holders of EXCO/HGI Partnership Common Units following the return of 110% of invested capital with respect to EXCO/HGI Partnership Common Units.

Management of the EXCO/HGI General Partner.

Following the EXCO/HGI Closing, the EXCO/HGI General Partner will be the sole general partner of the EXCO/HGI Partnership. The EXCO/HGI General Partner will be managed by the Board of Directors of the EXCO/HGI General Partner (the “EXCO/HGI GP Board”), which will initially consist of two members designated by HGI Energy and two members designated by EXCO Holding. Under the terms of the Amended and Restated Limited Liability Company Agreement of the EXCO/HGI General Partner (the “EXCO/HGI GP LLC Agreement”) that will be entered into at the EXCO/HGI Closing, certain material actions of the EXCO/HGI General Partner, the EXCO/HGI Partnership and their subsidiaries will require the approval of at least one HGI Energy appointee to the EXCO/HGI GP Board and at least one EXCO Holding appointee to the EXCO/HGI GP Board.

Certain Business Opportunities.

In addition, the EXCO/HGI GP LLC Agreement will require each of EXCO Parent and certain of its affiliates (the “EXCO Group”) and HGI and certain of its affiliates (the “HGI Group”) to present certain business opportunities to the EXCO/HGI Partnership. If the EXCO Group or the HGI Group desires to purchase, acquire or otherwise obtain oil and gas properties meeting certain specified criteria, including that such oil and gas properties (a) are located onshore in the United States of America, (b) have proved developed reserves that comprise at least 65% of proved reserves and projected decline rates of 12.5% or less on an annualized basis in the three calendar years post-acquisition, (c) include undeveloped acreage that contributes less than 30% of the value of such oil and gas properties, (d) with respect to future development opportunities, substantially all of such future development opportunities could economically occur through drilling vertical wells, (e) are in the aggregate reasonably estimated to generate cash flow sufficient to cover the cost of future development and (f) are valued at an amount equal to or less than the aggregate amount of then-existing financing reasonably available to the EXCO/HGI Partnership (“EXCO/HGI Partnership Appropriate Oil and Gas Properties”), such group will be obligated to give notice of such potential acquisition to the EXCO/HGI Partnership, which must be delivered at least 40 days prior to the closing of the potential acquisition. For a period of 30 days after such notice and all information reasonably requested by the receiving party have been received, the EXCO/HGI Partnership will have an irrevocable right and option to agree to purchase all but not less than all of such EXCO/HGI Partnership Appropriate Oil and Gas Properties either (a) from the seller(s) of such EXCO/HGI Partnership Appropriate Oil and Gas Properties or (b) from the EXCO Group or the HGI Group, as applicable, following such group’s acquisition of such EXCO/HGI Partnership Appropriate Oil and Gas Properties, in each case, upon substantially the same terms and the same price as payable or paid by the EXCO Group or HGI Group, as applicable, for such EXCO/HGI Partnership Appropriate Oil and Gas Properties. If the EXCO Group or the HGI Group desires to sell, transfer or otherwise dispose of any EXCO/HGI Partnership Appropriate Oil and Gas Properties, such group will be obligated to give notice of such potential disposition to the EXCO/HGI Partnership, which must be delivered at least 40 days prior to the closing of the potential disposition. For a period of 30 days after such notice and all information reasonably requested by the receiving party have been received, the EXCO/HGI Partnership will have an irrevocable right and option to agree to purchase all but not less than all of such EXCO/HGI Partnership Appropriate Oil and Gas Properties from the EXCO Group or the HGI Group, as applicable, on substantially the same terms as those offered by the other potential purchaser and at a price no less than 2% higher than the price offered by such other potential purchaser. The provisions in the EXCO/HGI GP LLC Agreement governing business opportunities do not apply to package sales in which the EXCO/HGI Partnership Appropriate Oil and Gas Properties constitute less than 20% of the overall value of the transaction, sales of all or substantially all of HGI’s or EXCO’s assets, or acquisitions of an entity in which EXCO/HGI Partnership Appropriate Oil and Gas Properties constitute one-third or less of the value of such entity and will terminate upon the earliest to occur of (a) 12 months following either a change of control of EXCO Parent or a change of control of HGI, (b) HGI Energy exercising, pursuant to the EXCO/HGI GP LLC Agreement, full special committee control rights relating to certain EXCO/HGI GP Board actions after a change of control of EXCO Parent, (c) EXCO Parent or its affiliates no longer serving as an operator of the EXCO Contributed Properties or (d) either (i) EXCO Holding no longer owning any EXCO/HGI GP LLC Units, (ii) HGI Energy no longer owning any EXCO/HGI GP LLC Units or (iii) HGI Energy transferring 25% or more of the outstanding EXCO/HGI GP LLC Units to a competitor of the EXCO/HGI Partnership.

Certain Appalachia Business Opportunities.

Acquisitions and dispositions by EXCO of conventional oil and gas properties in New York, Ohio, Pennsylvania and West Virginia (“Appalachia Properties”) are subject to the provisions in the EXCO/HGI GP LLC Agreement governing business opportunities (described above), but such rights with respect to Appalachia Properties are further subject to the terms of that certain Appalachia Letter Agreement, by and among EXCO Parent, EOC, HGI Energy and HGI, dated as of November 5, 2012 (the “Appalachia Agreement”). Pursuant to the Appalachia Agreement, EXCO and its affiliates may acquire, without complying with the applicable provisions of the EXCO/HGI GP LLC Agreement, Appalachia Properties (a) that (i) are acquired primarily for the purpose of complementing EXCO’s existing portfolio of existing Appalachia Properties, (ii) are acquired by EXCO solely for its own account and (iii) will be operated by EXCO (or certain affiliates of EXCO) for its own account and (b) except as provided above or in any permitted disposition described below, for which EXCO will not provide any third party with any equity or equity-linked right to such acquired Appalachia Properties. Pursuant to the Appalachia Agreement, EXCO may dispose of or transfer, without complying with the applicable provisions of the EXCO/HGI GP LLC Agreement, Appalachia Properties (a) to entities for which the equity owners (i) are persons whose principal business is owning and operating oil and gas properties and (ii) received a significant portion of their equity interests in exchange for the contribution of assets and (b) to any person if after such disposition or transfer neither EXCO nor its affiliates will remain as operator or receive any general partnership or other promoted equity interest or significant control rights, provided that with respect to such disposition or transfers, subject to existing agreements with third parties, HGI shall have a right of first offer.

EXCO/HGI Partnership Common Unit and EXCO/HGI GP LLC Unit Transfer Restrictions.

Under the EXCO/HGI Partnership Agreement and EXCO/HGI GP LLC Agreement, respectively, transfers of EXCO/HGI Partnership Common Units and EXCO/HGI GP LLC Units will be subject to various restrictions, and each of HGI Energy and EXCO Holding will have various rights with respect to the transfer or issuance of EXCO/HGI Partnership Common Units and EXCO/HGI GP LLC Units, including (a) rights of first refusal, (b) tagalong rights, (c) preemptive rights and (d) drag-along rights.

Operation of the EXCO Contributed Properties.

Also in connection the EXCO/HGI Closing, (i) each of EXCO Parent and EOC will enter into an Operating Agreement with MLP LLC to provide certain services with respect to the operation of the EXCO Contributed Properties contributed by such party to MLP LLC and certain related assets and (ii) EXCO Parent, the EXCO/HGI General Partner and the EXCO/HGI Partnership will enter into an Administrative Services Agreement, pursuant to which EXCO Parent will provide certain services to the EXCO/HGI Partnership.

Conditions to the EXCO/HGI Closing.

The EXCO/HGI Purchase Agreement contains a number of conditions that must be satisfied before EXCO and HGI Energy have the obligation to effect the EXCO/HGI Closing, including: the accuracy of EXCO’s and HGI Energy’s respective representations and warranties; compliance by EXCO and HGI Energy with their respective covenants; the absence of injunctions or certain suits or actions; the receipt of certain counterparty and regulatory consents (including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended); the receipt of the debt financing to the EXCO/HGI Partnership described above; the obtaining and maintenance of certain insurance coverage by EXCO Parent and the EXCO/HGI Partnership and its subsidiaries; the release of liens under certain existing debt of EXCO and its affiliates; the receipt by HGI Energy of certain historical financial statements relating to the EXCO Contributed Properties; and the satisfaction of the conditions described above under “Adjustment of Contributions and Distributions” and “Title and Environmental Matters.”

Termination of the EXCO/HGI Purchase Agreement.

The EXCO/HGI Purchase Agreement can be terminated upon the occurrence of certain events, including if the EXCO/HGI Closing has not occurred on or prior to the earlier of March 5, 2013 (the “EXCO/HGI Termination Date”) and the expiration of the obligations contained in the agreement under which the EXCO/HGI Partnership Debt is to be provided to the EXCO/HGI Partnership. Under certain circumstances, if the EXCO/HGI Purchase Agreement is terminated by a party thereto (the “EXCO/HGI Terminating Party”) due to (a) a breach of the EXCO/HGI Purchase Agreement by another party that would reasonably be expected to result in a failure to satisfy a condition to the EXCO/HGI Closing and that cannot be cured prior to the earlier of the EXCO/HGI Termination Date or 30 days following notice of such breach or (b) the breach of the non-terminating party of its obligation to consummate the EXCO/HGI Closing (or, in the case of EXCO, the related reorganization transactions) when all of such other party’s conditions to the EXCO/HGI Closing have been satisfied or waived, then the non-terminating party shall be required to pay the EXCO/HGI Terminating Party an aggregate amount equal to $60,000,000.

HGI Available Information

HGI’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through HGI’ website at www.harbingergroupinc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or “Commission”). The information on HGI’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI makes with the Commission.

You may read and copy any materials HGI files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains an Internet site that contains HGI’s reports, proxy statements and other information at www.sec.gov. In addition, copies of HGI’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Code of Ethics, Code of Ethics for its Chief Executive and Senior Financial Officers and Executive Sessions policy are available at HGI’s Internet site at

www.harbingergroupinc.com under “Corporate Governance.” Copies will also be provided to any HGI stockholder upon written request to Investor Relations, Harbinger Group Inc. at 450 Park Avenue, 30th Floor, New York, NY 10022 or via electronic mail at investorrelations@harbingergroupinc.com, or by contacting Investor Relations by telephone at (212) 906-8560. See “— Spectrum Brands — Spectrum Brands and SBI Available Information” for additional information regarding Spectrum Brands and SBI.

Our Operating Subsidiaries

Spectrum Brands

Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc., a global branded consumer products company and Russell Hobbs, Inc., a global branded small appliance company, to form a new combined company (the “SB/RH Merger”). The SB/RH Merger was consummated on June 16, 2010. As a result of the SB/RH Merger, both SBI and Russell Hobbs are wholly-owned subsidiaries of Spectrum Brands and Russell Hobbs is a wholly-owned subsidiary of SBI. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2012, HGI owns approximately 57.4% of Spectrum Brands’ common stock.

Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellents and specialty pet supplies. Spectrum Brands also designs and markets rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care household appliances. In addition, Spectrum Brands designs, markets and distributes a broad range of branded small appliances and personal care products. Spectrum Brands’ manufacturing and product development facilities are located in the United States, Europe, Latin America and Asia. Substantially all of Spectrum Brands’ rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

Spectrum Brands sells products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature’s Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

Spectrum Brands’ diversified global branded consumer products have positions in six major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric shaving and grooming products; and electric personal care products.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that business segment.

Spectrum Brands’ operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; its overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and its general competitive positioning, especially as impacted by its competitors’ advertising and promotional activities and pricing strategies.

On January 7, 2011, we completed our acquisition of a majority interest in Spectrum Brands (the “Spectrum Brands Acquisition”) pursuant to which the Principal Stockholders contributed 27,756,905 shares of Spectrum Brands common stock, (or approximately 54.5% of the then outstanding Spectrum Brands common stock, as of such date) to us in exchange for 119,909,829 newly issued shares of our common stock. This exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and Spectrum Brands common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010 (the day we received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition). After the completion of the Spectrum Brands Acquisition, the Principal Stockholders owned a majority of our then issued and outstanding shares of common stock.

Following the consummation of the Spectrum Brands Acquisition, we also became a party to a stockholder agreement, dated as of February 9, 2010 (the “Spectrum Brands Holdings Stockholder Agreement”), under which the parties agree, among other things, that (i) certain committees of the Spectrum brands board and governance measures are created and maintained; (ii) neither Spectrum Brands nor any of its subsidiaries is permitted to pay any monitoring or similar fee to us or our affiliates, including the Principal Stockholders; (iii) we will not effect any transfer of Spectrum Brands’ equity securities to any person that would result in such person and its affiliates beneficially owning 40% or more of Spectrum Brands’ outstanding voting securities (a “40% Stockholder”), unless such person agrees to be bound by the terms of the Spectrum Brands Holdings Stockholder Agreement, (x) the transfer is pursuant to a bona fide acquisition of Spectrum Brands approved by Spectrum Brands’ board of directors and a majority of the members of its Special Nominating Committee, (y) the transfer is otherwise specifically approved by Spectrum Brands’ board of directors and a majority of its Special Nominating Committee, or (z) the transfer is of 5% or less of Spectrum Brands’ outstanding voting securities; (iv) we will have certain inspection and information rights if we own a certain percentage of the outstanding Spectrum Brands’ voting securities. These provisions of the Spectrum Brands Holdings Stockholder Agreement (other than with respect to information and investigation rights) will terminate on the date on which we and our affiliates (including the Principal Stockholders) no longer beneficially own 40% of outstanding Spectrum Brands’ voting securities. The Spectrum Brands Holdings Stockholder Agreement terminates when any person or group owns 90% or more of the outstanding voting securities of Spectrum Brands. In addition, Spectrum Brands’ certificate of incorporation sets certain conditions on any 40% Stockholder (or its affiliates) engaging in any transactions that would constitute a Going-Private Transaction (as defined in Spectrum Brands’ certificate of incorporation).

On October 8, 2012, SBI entered into an agreement with Stanley Black & Decker, Inc. (“Stanley Black & Decker”) to acquire the residential hardware and home improvement business (the “HHI Business”) currently operated by Stanley Black & Decker and certain of its subsidiaries for $1.4 billion, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the HHI Business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the HHI Business (the “Hardware Acquisition”). The Hardware Acquisition will also include the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), involved in the manufacturing of commercial and residential locksets (the “TLM Residential Business”). Currently, TLM Taiwan is an existing supplier to HHI. Stanley Black & Decker is currently in the process of completing the acquisition of all of the issued and outstanding shares of TLM Taiwan. As part of the HHI acquisition agreement, Stanley Black & Decker has agreed to sell to SBI the residential portion of the TLM Taiwan business along with the HHI Business, while retaining the commercial portion of the TLM Taiwan business.

The consummation of the Hardware Acquisition will take place in two separate closings. The first closing (the “First Closing”) will involve the acquisition of the HHI Business and is subject to certain conditions, including, among others, required regulatory approvals, obtaining certain third party consents and other customary closing conditions. The second closing will involve the acquisition of the TLM Residential Business (the “Second Closing”) and will be subject to the completion of the First Closing and certain additional conditions, including, among others, required regulatory approvals, the consummation of the acquisition by Stanley Black & Decker of all of the issued and outstanding shares of TLM Taiwan and other customary closing conditions.

At the First Closing, SBI will pay Stanley Black & Decker a purchase price of $1.3 billion in cash to acquire the HHI Business, subject to adjustment for: (i) the net working capital of the HHI Business as of the First Closing, relative to a specified working capital target, and (ii) indebtedness of the HHI Business, net of certain cash and cash equivalents, as of the First Closing. At the Second Closing, SBI will pay Stanley Black & Decker a purchase price of $100 million to acquire the TLM Residential Business, subject to adjustment for indebtedness of the TLM Residential Business, net of certain cash and cash equivalents, as of the Second Closing. The purchase price for the TLM Residential Business, less any expected net debt of the TLM Residential Business, will be placed in an escrow account at the First Closing.

On November 8, 2012, Spectrum Brands completed a $50 million cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc.

On November 16, 2012, Spectrum Brands Escrow Corp. issued $520 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Notes”) and $570 million aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes”). The 2020 Notes and the 2022 Notes will be assumed by Spectrum Brands upon the First Closing. Spectrum Brands intends to use the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as refinance its existing Term Loan (defined below) with a new $800 million senior secured term loan, which is expected to close concurrently with the First Closing.

Products

Spectrum Brands competes in six major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric shaving and grooming; and electric personal care products. Spectrum Brands’ broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries, other specialty batteries and portable lighting products;

•	small appliances, including small kitchen appliances and home product appliances;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	home and garden control products, including household insect controls, insect repellents and herbicides;

•	electric shaving and grooming devices; and

•	electric and wet personal care and styling devices.

Net sales of each product category sold, as a percentage of net sales of Spectrum Brands’ consolidated operations, is set forth below.

For detailed information about revenues, profits and total assets of our Consumer Products Segment, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements beginning on page F-1 in this Annual Report on Form 10-K, as well as Spectrum Brands’ Annual Report on Form 10-K.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2012	2011	2010
Consumer batteries	29%	30%	38%
Small appliances	24	24	9
Pet supplies	19	18	22
Home and garden control products	12	11	13
Electric shaving and grooming products	8	9	10
Electric personal care products	8	8	8

	100%	100%	100%

Consumer Batteries

Spectrum Brands markets and sells a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) to both retail and industrial customers. Spectrum Brands’ alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. Spectrum Brands also manufactures alkaline batteries for third parties who sell the batteries under their own private labels. Spectrum Brands’ zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low and medium drain battery powered devices.

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

Pet Supplies

In the pet supplies product category Spectrum Brands markets and sells a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. Spectrum Brands has a broad line of consumer and commercial aquatics products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Spectrum Brands’ largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. Spectrum Brands also sells a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Spectrum Brands’ largest specialty pet brands include FURminator, 8-in-1, Dingo, Firstrax, Nature’s Miracle, Wild Harvest and Littermaid.

Home and Garden Control Products

In the home and garden control products category Spectrum Brands currently markets and sells several leading home and garden care products, including household insecticides, insect repellent, herbicides, garden and indoor plant foods and plant care treatments. Spectrum Brands offers a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. Spectrum Brands also manufactures and markets a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Spectrum Brands’ largest brands in the insect control category include Hot Shot, Cutter, Repel, Black Flag and TAT. Spectrum Brands’ herbicides brands include Spectracide, Real-Kill and Garden Safe. Spectrum Brands has positioned itself as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands.

Electric Shaving and Grooming

Spectrum Brands markets and sells a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body trimmers and nose and ear trimmers, women’s shavers and haircut kits.

Electric Personal Care Products

Spectrum Brands’ electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances and electric toothbrushes.

Sales and Distribution

Spectrum Brands sells its products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Its sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products Spectrum Brands markets have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of its sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Spectrum Brands’ sales to Wal-Mart represented approximately 23% of its consolidated net sales for the fiscal year ended September 30, 2012 (“Fiscal 2012”). No other customer accounted for more than 10% of its consolidated net sales in Fiscal 2012.

Spectrum Brands manages its sales and distribution force by geographic region, customer or product group, depending on the product category. Its sales team for global batteries & appliances is divided into three major geographic territories, North America, Latin America and Europe and the rest of the world (“Europe/ROW”). Within each major geographic territory, Spectrum Brands has additional subdivisions designed to meet its customers’ needs.

The sales force for pet supply products is aligned by customer, geographic region and product group. Spectrum Brands sells pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

The sales force for home and garden products is aligned by customer. Spectrum Brands sells primarily to home improvement centers, mass merchandisers, hardware stores, home and garden distributors, and food and drug retailers in the U.S.

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

In Spectrum Brands’ fiscal years ended September 30, 2012, 2011 and 2010, it invested $33.1 million, $32.9 million and $31.0 million, respectively, in product research and development.

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

Spectrum Brands licenses the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In July 2011, Russell Hobbs and The Black & Decker Corporation (“BDC”) extended the trademark license agreement for a fourth time through December 2015. Under the agreement as extended, Russell Hobbs agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15 million from calendar year 2011 through calendar year 2015. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

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

Products sold by Spectrum Brands in the home and garden product category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets home and garden products under the Scotts, Ortho, Roundup and Miracle-Gro brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.

Products Spectrum Brands sells in the household insect control product category through the home and garden business face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

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

Seasonality

On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. For a more detailed discussion of the seasonality of Spectrum Brands’ product sales, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Seasonality.”

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $5.4 million for estimated liabilities at September 30, 2012 should not be material to its business or financial condition.

Electronic and electrical products that Spectrum Brands sells in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of its batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. Spectrum Brands believes that compliance with RoHS will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, Spectrum Brands has partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation Spectrum Brands currently expects its compliance system to be sufficient to meet such requirements. Spectrum Brands’ current estimated costs associated with compliance with WEEE are not significant based on its current market share. However, Spectrum Brands continues to evaluate the impact of the WEEE legislation as EU member states implement guidance and as its market share changes and, as a result, actual costs to Spectrum Brands could differ from its current estimates and may be material to its business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. Spectrum Brands currently believes that compliance with the Battery Directive will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. Spectrum Brands will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

Certain of Spectrum Brands’ products and facilities in each of its business segments are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain or the cancellation of any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. Spectrum Brands may not always be able to avoid or minimize these risks.

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

Employees

Spectrum Brands had approximately 5,850 full-time employees worldwide as of September 30, 2012. Approximately 33% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are three collective bargaining agreements that will expire during Spectrum Brands’ fiscal year ending September 30, 2013, which cover approximately 64% of the labor force under collective bargaining agreements, or approximately 21% of its total labor force. Spectrum Brands believes that its overall relationship with its employees is good.

Spectrum Brands and SBI Available Information

Spectrum Brands’ and SBI’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through Spectrum Brands’ website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission.

The information on Spectrum Brands’ website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI, Spectrum Brands or SBI makes with the Commission and Spectrum Brands’ and SBI’s reports are not and shall not be deemed to be part of this report. You may read and copy any materials Spectrum Brands files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site that contains Spectrum Brands’ and SBI’s reports, proxy statements and other information at www.sec.gov. In addition, copies of Spectrum Brands’ (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at Spectrum Brands’ Internet site at www.spectrumbrands.com under “Investor Relations — Corporate Governance.” Copies will also be provided to any Spectrum Brands stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands Holdings, Inc. at 601 Rayovac Drive, Madison, Wisconsin 53711 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

FGL

FGL, a Delaware corporation and indirectly wholly-owned subsidiary of HGI, is a provider of annuity and life insurance products in the United States. Based in Baltimore, Maryland, FGL operates its annuity and life insurance operations in the United States through its subsidiaries FGL Insurance and FGL NY Insurance.

FGL’s principal products are immediate annuities, deferred annuities and life insurance products (including fixed indexed universal life), which it sells, as of September 30, 2012, through a network of approximately 200 insurance marketing organizations (“IMOs”) representing approximately 19,000 independent agents and managing general agents. As of September 30, 2012, FGL had over 713,000 policyholders nationwide and distributes its products throughout the United States.

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

FGL’s profitability depends in large part upon the amount of assets under management, its ability to manage its operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the net investment spreads earned on its contractholder fund balances. Managing investment spreads involves the ability to manage an investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and the ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the fixed indexed annuities.

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

For detailed information about revenues, operating income and total assets of our Insurance Segment, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements beginning on page F-1 in this Annual Report on Form 10-K.

The Fidelity & Guaranty Acquisition

On April 6, 2011, pursuant to the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by and between HFG and OM Group (UK) Limited (“OM Group”), HFG acquired from OM Group all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, in consideration for $350 million. As described further herein, the F&G Stock Purchase Agreement provided that the $350 million purchase price may be reduced by up to $50 million post-closing if certain regulatory approvals were not obtained. Following the consummation of the Fidelity & Guaranty Acquisition, FGL became a direct wholly-owned subsidiary of HFG and FGL Insurance and FGL NY Insurance became wholly-owned subsidiaries of FGL. FGL Insurance and FGL NY Insurance are our principal insurance companies.

The Reserve Facility and the CARVM Facility

Life insurance companies operating in the United States are required to calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves.

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

The CARVM Facility. On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Re, a wholly-owned subsidiary of FGL Insurance, (the “Raven Reinsurance Agreement”) pursuant to which FGL Insurance ceded a quota share of its liability for the CARVM business (as described further below). To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura and FGL (the “Reimbursement Agreement”) whereby a subsidiary of Nomura issued trust notes and Nomura issued a letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “Nomura Facility”). Pursuant to the Nomura Facility, FGL Insurance expects to be able to take full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement.

Under the F&G Stock Purchase Agreement, OM Group was required to support certain annuity reserves through letters of credit or other financing sponsored by OM Group (the “CARVM Facility”) to enable FGL Insurance to take full credit on its statutory financial statements for certain liabilities that were ceded to Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”). OM Group’s obligation to provide the CARVM Facility terminated upon FGL Insurance entering into the Nomura Facility, as did HFG’s obligation to replace the CARVM Facility no later than December 31, 2015.

The Front Street Reinsurance Transaction

In accordance with the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. (“Front Street”), a wholly-owned subsidiary of the Company, was to enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGL whereby (i) Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL Insurance (the “Reinsurance Agreement”), (ii) Front Street and an affiliate of Harbinger Capital would enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which such Harbinger Capital affiliate would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets would be deposited in a reinsurance trust account for the benefit of FGL Insurance.

The Front Street Reinsurance Transaction required the approval of the MIA and the F&G Stock Purchase Agreement provided that the seller would be required to pay up to $50 million as a post-closing reduction in purchase price if, among other things, such transaction was not approved or was approved subject to certain restrictions or conditions. On January 10, 2012, FGL received written notice from the MIA rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. HGI has commenced litigation against the seller to recover such amount. See “Part I, Item 3. Litigation” below.

Wilton Transaction

On January 26, 2011, HFG entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly-owned subsidiary and a Minnesota insurance company, to enter into certain coinsurance arrangements with FGL

Insurance following the closing of the Fidelity & Guaranty Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, and that were reinsured under the Reserve Facility (the “Raven Block”), as well as another block of FGL Insurance’s in-force traditional, universal and interest sensitive life insurance policies (the “Camden Block”). Wilton Re’s coinsurance of the Raven Block replaced the Raven Re reserve facility.

More specifically, on April 8, 2011, FGL Insurance ceded to Wilton Re on a coinsurance basis a 100% quota share of risks associated with the Camden Block and, in connection therewith, transferred assets to Wilton Re having an aggregate fair value of approximately $535 million, net of a ceding allowance. On October 17, 2011, FGL Insurance and Wilton Re completed a further reinsurance arrangement involving the recapture of business ceded to Raven Re by FGL Insurance and the re-cession of such business to Wilton Re. The cession to Wilton Re of risks related to the Raven Block was completed on October 17, 2011 (with an effective date of October 1, 2011) and, in connection therewith, FGL Insurance transferred cash and invested assets totaling approximately $580 million to Wilton Re. While Wilton Re had no liability with respect to the Raven Block prior to the effective date, at the closing the amount payable to Wilton Re was adjusted to reflect the economic performance for the Raven Block from and after January 1, 2011 through the effective date.

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

In connection with the F&G Stock Purchase Agreement, HFG has entered into the Guarantee and Pledge Agreement (the “Pledge Agreement”). Pursuant to the Pledge Agreement, HFG and F&G Holdings have granted security interests in the shares of capital of FGL and FGL Insurance (the “Pledged Shares”) Shares to OM Group in order to secure certain of HFG’s obligations arising under the F&G Stock Purchase Agreement, including its indemnity obligations and its obligations with respect to the replacement of the CARVM Facility and the Reserve Facility, and its obligation to return to OM Group any collateral posted by OM Group in connection with the Reserve Facility or the CARVM Facility (collectively, the “Secured Obligations”). As described above, the Reserve Facility was replaced on October 17, 2011, and the CARVM Facility was replaced effective as of October 1, 2012, eliminating the Secured Obligations associated with the Reserve Facility and the CARVM Facility. In the event that HFG defaults or breaches any remaining Secured Obligations, OM Group could foreclose upon the Pledged Shares.

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

As part of its significant product consolidation, FGL Insurance and FGL NY Insurance reduced from 51 in 2008 to 18 in 2012 the number of products in their portfolios of annuity products. The following table presents the deposits (also known as “sales”) on annuity policies issued by FGL Insurance and FGL NY Insurance, as well as reserves required by US GAAP (“US GAAP Reserves”), for the year ended September 30, 2012 (in millions):

	Deposits on Annuity Policies	US GAAP Reserves
Products
Fixed Indexed Annuities	$1,614	$9,893
Fixed Rate Annuities	65	2,964
Single Premium Immediate Annuities	334	3,583

Total	$2,013	$16,440

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

The value to the contractholder of a fixed indexed annuity contract is equal to the sum of deposits paid, premium bonuses (described below) and index credits, up to a cap or a participation rate based on the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps generally range from 3.0% to 6.0% when measured annually and 1.0% to 3.0% when measured monthly and participation rates generally range from 30% to 100% of the performance of the applicable market index.

Approximately 96% of the fixed indexed annuity sales for the year ended September 30, 2012 involved “premium bonuses” by which FGL Insurance and FGL NY Insurance increased the initial annuity deposit by a specified premium bonus of 2.0% to 4.0% and vested bonus of 2.0% to 8.0%. FGL Insurance and FGL NY Insurance made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by FGL Insurance and FGL NY Insurance have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL Insurance and FGL NY Insurance have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at the discretion of FGL Insurance and FGL NY Insurance. For the year ended September 30, 2012, FGL Insurance and FGL NY Insurance did not sell any fixed rate annual reset annuities. For the year ended September 30, 2012, FGL Insurance and FGL NY Insurance sold $29.2 million of fixed rate multi-year guaranteed annuities. As of September 30, 2012, crediting rates on outstanding (i) fixed rate annuities generally ranged from 1.5% to 6.0% and (ii) multi-year guaranteed annuities ranged from 1.1% to 6.0%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2012 was 3.7%.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy (a “surrender charge”). The penalty period typically ranges from 7 to 14 years for fixed indexed annuities and 3 to 10 years for fixed rate annuities. This surrender charge initially ranges from 9% to 17.5% of the contract value for fixed index annuities and 5% to 12% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. Certain annuity contracts contain a market value adjustment provision that may increase or decrease the amounts available for withdrawal upon full surrender. The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a guaranteed minimum withdrawal benefit.

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

Life Insurance

FGL Insurance and FGL NY Insurance offer indexed universal life insurance policies. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for fixed indexed annuities. As part of their significant product consolidations, FGL Insurance and FGL NY Insurance reduced the number of products in their life insurance product portfolios from nine in 2008 to its current number, four, in 2012.

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

FGL’s investment portfolio is designed to provide a stable earnings contribution and balanced risk portfolio across asset classes and is primarily invested in high quality corporate bonds with low exposure to consumer-sensitive sectors. See Note 2 to the Consolidated Financial Statements of HGI with respect to FGL’s accounting policies for the impairment of investments.

As of September 30, 2012 and 2011, FGL’s investment portfolio was approximately $16.6 billion and $15.8 billion, respectively, and was divided among the following asset classes:

	September 30, 2012	September 30, 2011
Asset Class
Asset-backed securities	6.2%	3.2%
Commercial mortgage-backed securities	3.3%	3.6%
Corporates	66.5%	75.3%
Equities	1.5%	1.8%
Hybrids	3.2%	4.2%
Municipals	7.4%	5.9%
Agency residential mortgage-backed securities	0.9%	1.4%
Non-agency residential mortgage-backed securities	4.0%	2.8%
U.S. Government	5.6%	1.2%
Other (primarily policy loans and derivatives)	1.4%	0.6%

Total FGL investment portfolio	100%	100%

As of September 30, 2012 and 2011, FGL’s fixed income portfolio was approximately $16.1 billion and $15.4 billion, respectively, excluding derivatives and other invested assets. The approximate percentage distribution of FGL’s fixed income portfolio by composite ratings distribution was as follows:

	September 30, 2012	September 30, 2011
Rating
AAA	11.4%	8.0%
AA	12.7%	10.8%
A	26.6%	31.8%
BBB	44.0%	44.7%
BB	2.9%	3.8%
B and below	2.4%	0.9%

Total	100%	100%

Prior to Fiscal 2012, FGL did not act as asset manager for a significant portion of its investment assets. Since September 2009, FGL’s lead portfolio manager has been Goldman Sachs Asset Management (“Goldman Sachs”), but starting in Fiscal 2012, FGL manages a substantial portion of its portfolio in-house. As of September 30, 2012, approximately $1.9 billion of FGL’s assets under management are still managed by Goldman Sachs.

Derivatives

FGL’s fixed indexed annuity contracts (the “FIA Contracts”) permit the holder to elect to receive a return based on an interest rate or the performance of a market index. FGL uses a portion of the deposit made by policyholders pursuant to the FIA Contracts to purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA Contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA Contracts. On the respective anniversary dates of the applicable FIA Contracts, the market index used to compute the annual index credit under the applicable FIA Contract is reset. At such time, FGL purchases new one-, two- or three-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of its FIA Contracts, which permit FGL to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA Contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.

FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL seeks to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that we will not suffer losses in the event of counterparty nonperformance.

Marketing and Distribution

FGL offers its products through a network of approximately 200 IMOs, representing approximately 19,000 agents, and identifies its most important 37 IMOs as “Power Partners.” FGL’s Power Partners are currently comprised of 23 annuity IMOs and 14 life insurance IMOs. During Fiscal 2012, these Power Partners accounted for approximately 83% of FGL’s annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 7 years.

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

In 2003 FGL introduced a rewards program, the Power Agent Incentive Rewards (“PAIR”) Program, to incentivize annuity product sales and strengthen distributor relationships. The PAIR Program is structured as a non-contributory deferred compensation program that allows select producers to share in profitability of new product sales. FGL believes the PAIR Program drives loyalty amongst top producers and incentivizes them to focus on profitable sales. Over the past five years, PAIR agents have produced nearly 34% of FGL’s total deferred annuity sales. As of September 30, 2012, there was approximately $15.4 million in PAIR vested account balances.

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

FGL closely manages its outsourcing partners and integrates their services into its operations. FGL believes that outsourcing such functions allows it to focus capital and personnel resources on its core business operations and perform differentiating functions, such as actuarial, product development and risk management functions. In addition, FGL believes an outsourcing model provides predictable pricing, service levels and volume capabilities and allows it to benefit from technological developments that enhance its customer self-service and sales processes that it would not otherwise be able to take advantage of without deploying more of its own capital.

FGL outsources its new business and existing policy administration for fixed indexed annuity and life products to Transaction Applications Group, Inc., a subsidiary at Dell Inc. (“Transaction Group”). Under this arrangement, Transaction Group manages all of FGL’s call center and processing requirements. FGL and Transaction Group have entered into a seven-year relationship, which is subject to renewal in June 2014.

FGL has partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to outsource its life insurance underwriting function. Under the terms of the arrangement Hooper Holmes has assigned FGL a team of five underwriters with Fellow Life Management Institute designations. FGL and Hooper Holmes have entered into a three-year relationship, which is subject to renewal in December 2012.

FGL believes that it has a good relationship with its principal outsource service providers.

Competition and Ratings

FGL’s ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate financial strength ratings from ratings agencies. As of September 30, 2012, Moody’s, Fitch and A.M. Best had issued financial strength ratings and outlook statements regarding FGL Insurance and its wholly-owned subsidiary, FGL NY Insurance.

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

A.M. Best Company, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if FGL’s ratings were to be negatively adjusted for any reason, it could experience a material decline in the sales of its products and the persistency of its existing business. See Part I. Item 1A. — “Risk Factors — Risks Related to FGL’s Business — FGL operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect FGL’s business, financial condition and results of operations;” Part I. Item 1A. — “Risk Factors — Risks Related to FGL’s Business — A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations;” and Part I. Item 1A. — “Risk Factors — Risks Related to FGL’s Business — The amount of statutory capital that FGL’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of FGL’s control.”

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

The responsibility for monitoring, evaluating and responding to risk is allocated first to FGL’s management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audits and the board of directors.

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

Reinsurance Provided by Unaccredited or Unlicensed Reinsurers. As of September 30, 2012, the total statutory reserves ceded by FGL Insurance to unaffiliated unauthorized reinsurers (OM Re) was approximately $282.0 million.

Reinsurance Provided by Accredited or Licensed Reinsurers. As of September 30, 2012, the total statutory reserves ceded by FGL Insurance to licensed or accredited unaffiliated reinsurers was approximately $2.6 billion.

As described above, following the consummation of the Fidelity & Guaranty Acquisition, the life insurance policies previously ceded to OM Ireland under certain reinsurance agreements were recaptured by FGL Insurance on April 7, 2011 and substantially all of FGL Insurance’s in-force life insurance business issued prior to April 1, 2010 has been reinsured with third party reinsurers. The CARVM Treaty, under which OM Re previously reinsured certain annuity liabilities from FGL Insurance has been replaced by the Nomura Facility, under which FGL Insurance has ceded a quota share of its liability for the CARVM business to Raven Re, a wholly-owned subsidiary of FGL.

Reinsurer

FGL Insurance provides reinsurance as the reinsurer to four non-affiliate insurance companies. As of September 30, 2012, FGL Insurance was the reinsurer of $171.6 million total statutory reserves assumed under policies issued by non-affiliate insurers.

Employees

As of September 30, 2012, FGL had 164 employees. FGL believes that it has a good relationship with its employees.

Regulation

Overview

FGL Insurance and FGL NY Insurance are subject to comprehensive regulation and supervision in their respective domiciles, Maryland and New York, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance does business only in New York. FGL Insurance’s principal insurance regulatory authority is the MIA. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors of those insurers or creditors of HGI. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.

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

State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	prescribing which assets and liabilities are to be considered in determining statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms and certain related materials;

•	whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	the amount of dividends that may be paid in any year;

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The MIA completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2009, and found no material deficiencies or proposed any adjustments to the financial statements as filed. The New York State Department of Financial Services is completing a routine financial examination of FGL NY Insurance for the three year period ended December 31, 2009.

Dividend and Other Distribution Payment Limitations

The Maryland Insurance Code and the New York Insurance Law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Each year FGL Insurance and FGL NY Insurance may pay a certain amount of dividends or other distributions without being required to obtain the prior consent of the MIA or the New York State Department of Financial Services, respectively. However, in order to pay any dividends or distributions (including the payment of any dividends or distributions for which prior written consent is not required), FGL Insurance and FGL NY Insurance must provide advance written notice to the MIA or the New York State Department of Financial Services, respectively. Upon receipt of such notice, the MIA or the New York State Department of Financial Services may impose restrictions or prohibit the payment of such dividends or other distributions based on their assessment of various factors, including the statutory surplus levels and risk-based capital (“RBC”) ratios of FGL Insurance and FGL NY Insurance, respectively.

Without first obtaining the prior written approval of the MIA, FGL Insurance may not pay dividends or make other distributions, if such payments, together with all other such payments within the preceding twelve months, exceed the lesser of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains for the 12-month period ending December 31 of the preceding year and pro rata distributions made on any class of FGL Insurance’s own securities). Other dividends and distributions require prior notice to or approval of the MIA, which will consider the effect of the dividend or distribution on FGL Insurance’s surplus and financial condition generally. In making this determination, the MIA will consider whether the payment of the dividend or distribution will cause the company to fail to meet its required risk based capital ratio. On December 20, 2010, FGL Insurance paid a dividend to OM Group in the amount of $59 million with respect to its 2009 results. On September 29, 2011 and December 22, 2011, FGL Insurance paid dividends of $20 million and $20 million, respectively, to HFG, with respect to its 2010 and 2011 results. On September 26, 2012, FGL Insurance paid a dividend to FGL in the amount of $20 million, with respect to its 2011 results. Based on its 2011 fiscal year results, FGL Insurance is able to declare an ordinary dividend up to $44.6 million through December 22, 2012 (taking into account the September 26, 2012 and December 22, 2011 dividend payments of $20 million and $20 million, respectively). In addition, between December 23, 2012 and December 31, 2012, FGL Insurance may be able to declare an additional ordinary dividend in the amount of 2012 eligible dividends of $64.6 million (taking into account the September 26, 2012 dividend payment of $20 million). Any additional amount beyond $64.6 million would be an extraordinary dividend requiring notice to and approval from the MIA. The foregoing discussion of dividends that may be paid by FGL Insurance is included for illustrative purposes only. Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC, and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition (including its RBC ratio) and lead to reduction in FGL Insurance’s financial strength rating. See “Risk Factors — Risk Factors relating to FGL’s Business — A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations.”

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

Risk-Based Capital

In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, (iv) market risk and (v) business risk. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statement filed with insurance regulators on February 28, 2012, the RBC ratios for each of FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements. Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. See “Risk Factors — Risk Factors relating to FGL’s Business — A continuation of our existing financial strength ratings, financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations.”

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

Insurance Holding Company Regulation

As the indirect parent company of FGL Insurance and FGL NY Insurance, HFG and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Maryland and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by its domiciliary insurance regulator.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of nine ongoing market conduct examinations in various states, including a review by the New York State Department of Financial Services related to the possible unauthorized sale of insurance by FGL Insurance within the State of New York. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.

Regulation of Investments

FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2012 complied in all material respects with such regulations.

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

Fixed Indexed Annuities

In recent years, the Commission and state securities regulators have questioned whether fixed indexed annuities, such as those sold by FGL Insurance and FGL NY Insurance, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause FGL Insurance and FGL NY Insurance to seek additional marketing relationships for these products, any of which may impose significant restrictions on the ability of FGL Insurance and FGL NY Insurance to conduct operations as currently operated. On December 17, 2008, the Commission voted to approve Rule 151A under the Securities Act of 1933, as amended (“Rule 151A”), and apply federal securities oversight to fixed index annuities issued on or after January 12, 2011. On July 12, 2010, however, the District of Columbia Circuit Court of Appeals vacated Rule 151A. In addition, under the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the Commission. FGL Insurance and FGL NY Insurance expect that the types of fixed indexed annuities they sell will meet these requirements and therefore are exempt from being treated as securities by the Commission and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on fixed indexed annuities.

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

Front Street

Front Street is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. In addition Front Street Re (Cayman) Ltd. (“Front Street Cayman”) has been formed in the Cayman Islands and on October 24, 2012 received from the Cayman Islands Monetary Authority a license to carry on business as an Unrestricted Class “B” Insurer that permits Front Street Cayman to conduct offshore direct and reinsurance business. Front Street and Front Street Cayman intend to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.

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

To date, neither Front Street nor Front Street Cayman has entered into any reinsurance contracts.

Salus

Salus, an indirectly wholly owned subsidiary of HGI, is a provider of secured asset-based loans to the middle market across a variety of industries with additional complementary financing throughout the capital structure. Salus finances loan commitments that typically range from $3 to $30 million with the ability to lead and agent larger transactions. The Salus platform also serves as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. As of September 30, 2012, Salus has funded loans totaling $181 million aggregate principal amount outstanding. The Salus loans are funded through capital commitments from HGI and funds committed by FGL as co-lender.

For detailed information about revenues, operating income and total assets of Salus, which currently comprises our “Other financial services segment,” see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements beginning on page F-1 in this Annual Report on Form 10-K.

Products

Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. As of September 30, 2012, none of these loans were delinquent.

Salus looks to create partnerships with borrowers that may not qualify for traditional bank financing because of their size, historical performance, geography or complexity of their situation. Salus’ loans are used across a range of industries for growth capital, general working capital or seasonal needs, acquisitions or opportunistic situations, trade finance, turnarounds, dividend recaps, refinancing and debtor-in-possession financing.

Item 1A.	Risk Factors

The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating the business of the Company and its subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together which all of the other information presented herein, in evaluating the business of the Company and its subsidiaries.

Risks Related to HGI

We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2012, excluding cash, equivalents and short-term investments held by FGL and Spectrum Brands, we had approximately $433 million in cash, cash equivalents and short-term investments, which includes $156 million held by our wholly-owned subsidiary, HGI Funding LLC. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited.

As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. SBI’s senior secured term loan due June 17, 2016 (the “Term Loan”), of which $370 million remained outstanding as of September 30, 2012, $950 million of 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”), and a $300 million asset based revolving loan facility expiring May 3, 2016, under which no amount was outstanding as of September 30, 2012 (the “ABL Facility” and together with the Term Loan and the 9.5% Notes, the “Senior Secured Facilities”) and SBI’s $300 million of 6.75% Senior Notes due 2020 (the “6.75% Notes”) and other agreements substantially limit or prohibit certain payments of dividends or other distributions to Spectrum Brands. In addition, Spectrum expects to increase its total indebtedness by approximately $1.5 billion in connection with the HHI Acquisition. Such additional financing will have similar terms.

Specifically, (i) each indenture of SBI generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of SBI adjusted for certain items plus (b) 100% of the aggregate cash proceeds from the sale of equity by SBI (or less 100% of the net losses) plus (c) any repayments to SBI of certain investments plus (d) in the case of the indenture governing SBI’s 6.75% Notes (the “2020 Indenture”), $80 million, (e) in the case of the indenture governing SBI’s 9.5% Notes (the “2018 Indenture”), $75 million, subject to certain other tests and certain exceptions and (ii) SBI’s term loan facility limits payment of dividends to stockholders to $40 million per year plus a cumulative basket based on the annual portion of excess cash flow not required to be paid to the lenders while dividend payments under SBI’s asset-based revolving facility are subject to satisfying certain minimum availability and fixed charge coverage rate tests. We expect that future debt of SBI and Spectrum Brands will contain similar restrictions.

FGL is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. See “Item 1 — FGL — Regulation — Dividend and Other Distribution Payment Limitations” in this Form 10-K.

We may not be successful in identifying and consummating any additional suitable acquisition or business opportunities.

The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other business opportunities. However, to date we have only identified a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do acquire other businesses, there is no assurance that we will be successful in enhancing our business or our financial condition. Any such acquisition or business may require a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other acquisition or business opportunities. The failure to identify or successfully integrate future acquisitions and business opportunities could have a material adverse effect on our results of operations and financial condition and our ability to service our debt.

We are dependent on certain key personnel and our affiliation with Harbinger Capital; Harbinger Capital and certain key personnel exercise significant influence over us and our business activities; and business activities, legal matters and other matters that affect Harbinger Capital and certain key personnel could adversely affect our ability to execute our business strategy.

We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Thomas A. Williams, the Chairman of our board and our Chief Executive Officer, our President and one of our directors and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Mr. Falcone, Mr. Asali and Mr. Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Principal Stockholders. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other significant transactions. The loss of Mr. Falcone, Mr. Asali or Mr. Williams or other key personnel could have a material adverse effect on our business or operating results.

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

On June 27, 2012, the SEC filed two civil actions in the United States District Court for the Southern District of New York, asserting claims against Harbinger Capital, Harbinger Capital Partners Offshore Manager, L.L.C., and certain of their current and former affiliated entities and persons, including Mr. Falcone. One civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and alleges further violations in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, Harbinger Capital and certain of its affiliates received “Wells Notices” in December 2011 with respect to the matters addressed by these actions.

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

Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy.

We expect to encounter intense competition for acquisition and business opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

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

We are a diversified holding company that holds all of the equity interests of FGL and a majority of the equity interests of Spectrum Brands and Salus, and interests in other businesses. In the future we may acquire other businesses or make other acquisitions, including the HHI Business and the EXCO/HGI Partnership, that involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt (including the 10.625% Notes and dividend payments on our outstanding shares of preferred stock) will be subject to the specific risks applicable to any business or company we acquire.

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

Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.

We have entered into an agreement to form a joint venture with EXCO Parent, and in the future we may make similar acquisition or otherwise acquire businesses jointly with third parties. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such partner defaults on its guarantee obligation.

We could consume resources in researching acquisitions, business opportunities or financings and capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.

We anticipate that the investigation of each specific acquisition or business opportunity and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transaction, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunities or financings and capital market transactions investment or financing, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.

The consummation of the acquisition of the EXCO/HGI Partnership is subject to certain conditions, some of which are out of our control; failure to close the acquisition of the EXCO/HGI Partnership could, under certain circumstances, result in payment of a termination fee to EXCO Parent.

The closing of the acquisition of the EXCO/HGI Partnership is subject to certain conditions some of which are out of our control including, among others, obtaining required regulatory approvals, obtaining certain third party consents and other customary closing conditions. In addition, under the EXCO/HGI Purchase Agreement, each of

EXCO and HGI Energy may terminate the EXCO/HGI Purchase Agreement in the event that the adjustments to the aggregate value of the EXCO Contributed Properties resulting from title defects, environmental defects or the failure to obtain required third party consents, waivers of applicable preferential purchase rights or waivers of maintenance of uniform interest provisions exceed $70 million. There is no guarantee that these conditions will be satisfied, the acquisition of the EXCO/HGI Partnership will not be delayed or will occur on terms materially different than those expected, including, as a result of title and environmental diligence of properties to be acquired, commodity price risks, drilling and production risks, risks related to transaction financing plans and reserve estimates and values and potential reserves and production levels.

EXCO Parent has certain termination rights under the EXCO/HGI Purchase Agreement that, if exercised by EXCO Parent (subject to the satisfaction of certain specified requirements in the EXCO/HGI Purchase Agreement), may result in the payment by HGI Energy to EXCO Parent of a termination fee of $60 million. Upon the satisfaction of certain conditions, HGI has guaranteed the obligation of HGI Energy to pay such termination fee to EXCO Parent.

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

The Indenture and the Certificate of Designation contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business. The Indenture requires us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Indenture, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens or engage in sale and leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	make certain restricted payments;

•	sell assets;

•	engage in transactions with affiliates, except on an arms-length basis; or

•	consolidate or merge with, or sell substantially all of our assets to, another person.

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

We have a significant amount of indebtedness and preferred stock. As of September 30, 2012, our total outstanding indebtedness and preferred stock (excluding the indebtedness of our subsidiaries) was $917 million. As of September 30, 2012, the total liabilities of Spectrum Brands were approximately $2.8 billion, including trade payables. As of September 30, 2012, the total liabilities of FGL were approximately $19.7 billion, including approximately $15.3 billion in annuity contractholder funds and approximately $3.6 billion in future policy benefits. Our directly held subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

•	make it difficult for us to satisfy our obligations with respect to our outstanding and other future debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	impair our ability to obtain additional financing in the future for working capital, investments, acquisitions and other general corporate purposes;

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 22, 2012, we have 140,186,935 shares of our common stock outstanding, and we have issued 400,000 shares of Preferred Stock which are convertible into approximately 62,838,862 shares of our common stock. The holders of our Preferred Stock have certain rights that are senior to those afforded to the holders of our common stock. In addition, we have reserved 17,000,000 shares of common stock pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) and we have reserved 10,000 shares of common stock pursuant to previous employee incentive plans under which unexercised awards are outstanding but under which no new awards are being made.

On October 26, 2011, we filed a shelf registration statement on Form S-3 (the “Form S-3”) which registered the sale of up to 60,989,269 shares of our common stock from time to time in secondary offerings by the stockholders listed therein. On March 13, 2012, we filed a separate Form S-3, which registered a maximum aggregate offering price of $75 million composed of our common stock, preferred stock, warrants and units to be issued from time to time in primary offerings by us and up to 25,000,000 shares of our common stock from time to time in secondary offerings by the stockholders listed therein.

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

The issuance of additional shares of common or preferred stock may, among other things:

•	significantly dilute the equity interest and voting power of all other stockholders;

•	further subordinate the rights of holders of our common stock if further preferred stock is issued with rights senior to those afforded our common stock;

•	call for us to make dividend or other payments not available to the holders of our common stock;

•	may adversely affect the prevailing market price of our common stock; and

•

could cause a change in control of our company if a substantial number of shares of our common stock is issued and/or if the Purchase Price of the Preferred Stock continues to accrete, which may affect, among other things, our ability to use our net operating loss carryforwards, if any; and our ability to retain our status as a “controlled company”, which may cause a “change in control” under the Indenture or Certificate of Designation.

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

We have incurred and expect to continue to incur substantial costs associated with the Spectrum Brands Acquisition, the Fidelity & Guaranty Acquisition, and any other transaction we complete in the future which will reduce the amount of cash otherwise available for other corporate purposes, and such costs and the costs of future investments could adversely affect our financial results and liquidity.

We have incurred and expect to continue to incur substantial costs in connection with the Spectrum Brands Acquisition, the Fidelity & Guaranty Acquisition and any other transaction we complete in the future. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions including, the Hardware Acquisition and the acquisition of the EXCO/HGI Partnership, in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.

The Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and noteholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.

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

We have been informed that the Master Fund, one of the Principal Stockholders, has pledged all of the shares of our common stock that it owns, together with securities of other issuers, to secure a certain portfolio financing. We have also been informed, that in connection with the financing, the Master Fund has also granted to the pledgee the right to purchase an aggregate of up to $50 million in value of HGI common stock owned by the Master Fund and the securities of certain other issuers that the Master Fund owns, which with regards to the HGI common stock may be exercised at any time at a price of $6.50 per share until June 14, 2013 and $7.00 per share until June 14, 2014. As of the date hereof, the Master Fund beneficially owns a majority of the outstanding shares of our common stock. As a result, the sale or other disposition of the shares of our common stock (including any foreclosure on or sale of our common stock pledged as collateral) by the Master Fund to non-affiliates of a sufficient amount of our common stock could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ equity awards and other obligations and/or allow certain counterparties to terminate their agreements. Among other things, such a change of control could result in a “change of control” under the terms of our 10.625% Notes and our preferred stock, requiring us to offer to repurchase our 10.625% Notes and redeem our preferred stock from the holders thereof. In addition, such a change of control may cause an event of default under Spectrum Brands’ senior secured term loan and asset based revolving loan facility, allowing their lenders to accelerate the maturities of these loans unless Spectrum Brands is able to obtain an amendment to avoid a default. Furthermore, under the indentures governing Spectrum Brands’ 9.5% Notes, such a disposition may cause Spectrum Brands to be required to offer to repurchase such notes from the holders thereof. No assurance can be provided that upon the occurrence of such an event, the Company or its subsidiaries will able to obtain the required waivers, repay their indebtedness or secure alternative arrangements.

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

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. For instance, Mr. Falcone may be required to present investment opportunities to the Principal Stockholders. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. Although the Principal Stockholders have agreed, pursuant to the terms of a letter agreement with certain holders of our Preferred Stock and subject to certain exceptions, to present to us certain business opportunities in the consumer product, insurance and financial products, agriculture, power generation and water and mineral resources industries, we cannot assure you that the terms of this agreement will be enforced because we are not a party to this agreement and have no ability to enforce its terms.

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

Provisions in our organizational documents and applicable regulations may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.

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

•	a staggered Board as a result of which only one of the three classes of directors is elected each year;

•	advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	the absence of cumulative voting rights; and

•	subject to any special rights of the holders of the holders of our Preferred Stock to elect directors, removal of incumbent directors only for cause.

In addition, our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined) or that may otherwise have the effect of preventing or delaying a change of control of our company. The term “Interested Stockholder” excludes Harbinger Holdings LLC and any affiliates, including the Principal Stockholders and any other entity controlled or managed, directly or indirectly, by Philip A. Falcone. Also, the prior approvals of the MIA and the New York State Department of Financial Services are required for any person to acquire 10% or more of our voting stock.

The nature of certain of our assets are volatile and their value may fluctuate or change over short periods of time.

We have established HGI Funding LLC as a vehicle for managing a portion of our excess cash or for acquiring positions in possible acquisition targets while we search for additional acquisition opportunities. HGI Funding obtains holdings in various securities and debt instruments. Investments in such securities and debt instruments involves significant risk, including the risk of partial or total loss of value of such investments, particularly in light of uncertain domestic and global political, credit and financial market conditions. Any such loss may have a material adverse effect on our liquidity and results of operations, and can adversely affect our ability to service our debt and carry out our business strategy.

In addition, some of our subsidiaries are privately-held companies and some of our assets are illiquid securities, the fair value of which are not readily determinable. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of securities of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

At HGI, the parent company, we do not have significant operating assets and have only 19 employees as of September 30, 2012. In connection with the completion of the Spectrum Brands Acquisition and the Fidelity & Guaranty Acquisition, and particularly so we may proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will increase corporate operating costs and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.

Our ability to dispose of securities and debt interests may be limited by restrictive stockholder agreements, by the federal securities laws and by other regulations or market conditions.

When we acquire securities or debt instruments directly or indirectly through HGI Funding LLC or any of our other subsidiaries, we acquire securities or debt instruments that are illiquid and, when we acquire less than 100% of the equity interests of a company, we may be subject to restrictive terms of agreements with other equityholders. For instance, our investment in Spectrum Brands is subject to the Spectrum Brands Holdings Stockholder Agreement, which may adversely affect our flexibility in managing our investment in Spectrum Brands. In addition, the shares of Spectrum Brands we received in the Spectrum Brands Acquisition, the shares of FGL we acquired in the Fidelity & Guaranty Acquisition and the shares of certain other entities that we have acquired are not registered under the Securities Act and are, and any other securities we acquire may be, restricted securities under the Securities Act. Our ability to sell such securities and debt instruments could be limited by market conditions and the illiquid nature of such securities and debt instruments and could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, (iii) another applicable exemption under the Securities Act or (iv) approval of certain regulators. The inability to sell such securities or debt instruments when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt and our ability to carry out our business strategy.

We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.

We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to continue to make acquisitions and other investments in a manner so as not to be an investment company. The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the Commission or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate acquisitions, subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company. In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. To ensure that majority-owned investments, such as Spectrum Brands, do not become categorized as “investment securities,” we may need to make additional investments in these subsidiaries to offset any dilution of our interest that would otherwise cause such a subsidiary to cease to be majority-owned. We may also need to forego acquisitions that we would otherwise make or retain, or dispose of investments that we might otherwise sell or hold.

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

As of September 30, 2012, HGI and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $122 million and $1,305 million, respectively, that, if unused, will expire through year 2032. Spectrum Brands also had state and local NOL carryforwards of approximately $1,341 million at September 30, 2012, that if unused, will expire through year 2032 and had foreign loss carryforwards of approximately $119 million which will expire beginning in 2016. As of September 30, 2012, FGL had U.S.

Federal NOL carryforwards of approximately $87 million that, if unused, will expire in years 2026 through 2032 and had capital loss carryforwards of approximately $552 million that, if unused, will expire through year 2017. In addition, any future subsidiary that HGI or its subsidiaries may acquire may also have significant Federal, state, local and foreign NOL carryforwards. Both HGI and Spectrum Brands have established full valuation allowances for these deferred tax assets, and FGL has established a partial valuation allowance, based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.

The ability of HGI and its subsidiaries, including Spectrum Brands, FGL and any future subsidiary, to utilize their NOL and other tax carryforwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration. Additionally, the ability of HGI and its subsidiaries (including Spectrum Brands, FGL and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. HGI and its subsidiaries (including Spectrum Brands and FGL) have experienced ownership changes that have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes. Future ownership changes, including transfers or dispositions of our stock by the Principal Stockholders or other stockholders and conversions or redemptions of our preferred stock, could, depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, HGI and/or its subsidiaries (including Spectrum Brands, FGL and any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carryforwards. Such limitations could have a material adverse effect on HGI and/or its subsidiaries’ results of operations, cash flows or financial condition.

We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

Section 541 of the Code, subjects a corporation that is a “personal holding company” (“PHC”), as defined in the Code, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a deduction for federal income taxes and a modification of the usual net operating loss deduction. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a PHC if (i) at least 60% of its adjusted ordinary gross income is PHC Income and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year.

We did not incur a PHC tax for the 2009 through 2011 fiscal years, because we had a sufficiently large tax net operating losses for each year. We also expect to report a tax net operating loss for fiscal 2012. However, so long as the Principal Stockholders and their affiliates hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we will be a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially and adversely impact our financial position, results of operations, cash flows and liquidity. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC Income is scheduled to expire at the end of 2012, so that, absent a statutory change, the rate will revert back to the highest individual ordinary income rate of 39.6% for taxable years beginning after December 31, 2012.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to our existing acquired businesses, businesses that we may acquire in the future, and newly formed businesses or entities. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future.

In addition, when we acquire a company that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with US GAAP such as FGL, we may incur significant additional costs in order to ensure that after such acquisition we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our reporting obligations. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of their internal controls and may not be otherwise set up for public company reporting. The development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the Commission, or other regulatory authorities. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under the Indenture, or similar instruments governing any debt we incur in the future.

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

•

the U.S. federal government not achieving a resolution that would mitigate the impact of the significant mandated tax increases and government spending cuts beginning in January 2013 (the “Fiscal Cliff”);

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

In connection with the Spectrum Brands Acquisition, we have granted registration rights to the Principal Stockholders under a registration rights agreement to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the Principal Stockholders have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, the Principal Stockholders could cause the prevailing market price of our common stock to decline. We have filed a “shelf” registration statement with respect to the resale by the Principal Stockholders from time to time of up to 25,000,000 shares of our common stock. In addition, the shares of our common stock owned by the Principal Stockholders may also be sold in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule.

Furthermore, the holders of our outstanding Preferred Stock have certain rights to convert their Preferred Stock into an aggregate amount of 62,838,862 shares of our common stock. If these rights are exercised in full, it might also adversely affect the market price of our common stock.

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

The average daily trading volume in our stock during the twelve month periods ended September 30, 2011 and September 30, 2012 was approximately 44,000 and 106,000 shares, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our common stock or the prices at which holders may be able to sell our common stock and the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

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

The terms of SBI’s current indebtedness permit SBI to incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.

Furthermore, a substantial portion of SBI’s debt bears interest at variable rates. If market interest rates increase, the interest rate on SBI’s variable rate debt will increase and will create higher debt service requirements, which would adversely affect SBI’s cash flow and could adversely impact SBI’s results of operations. While SBI may enter into agreements limiting SBI’s exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

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

HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under certain of the agreements governing SBI’s debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HGI pursuant to the Indenture. Under the SBI Term Loan and the SBI ABL Facility, a change of control is an event of default and, if a change of control were to occur, SBI would be required to get an amendment to these agreements to avoid a default. If SBI was unable to get such an amendment, the lenders could accelerate the maturity of each of the SBI Term Loan and the SBI ABL Facility. In addition, under the indenture governing the 9.5% Notes and the 2020 Indenture, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If SBI was unable to make the change of control offer or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

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

In 2011 and 2012, concern over sovereign debt in Greece, Spain, Italy and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro.

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

Spectrum Brands depends on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. Spectrum Brands’ business, financial condition and results of operations could be materially adversely affected if it loses any of these persons and are unable to attract and retain qualified replacements.

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

Sales of certain of Spectrum Brands’ products are seasonal and may cause Spectrum Brands’ operating results and working capital requirements to fluctuate.

On a consolidated basis, Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. As a result of this seasonality, Spectrum Brands’ inventory and working capital needs fluctuate significantly. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.

Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.

Approximately 46% of Spectrum Brands’ net sales for the Fiscal Year 2012 were from customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:

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

The principal raw materials used to produce Spectrum Brands’ products — including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) — are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2011 and 2012, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.

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

As of September 30, 2012, Spectrum Brands had U.S. federal and state net operating loss carryforwards of approximately $1,305 million and $1,341 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of September 30, 2012, Spectrum Brands’ management determined that it continues to be more likely than not that its U.S. net deferred tax assets, excluding certain indefinite lived assets, will not be realized in the future and as such recorded a full valuation allowance to offset its net U.S. deferred tax assets, including its net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations.

As a consequence of the merger of Salton, Inc. and Applica Incorporated in December 2007 (which created Russell Hobbs), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits from Russell Hobbs’ U.S. loss carryforwards is also subject to limitations imposed by Section 382 of the Code. Spectrum Brands expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and tax credit carryforwards is dependent upon both Russell Hobbs and Spectrum Brands achieving profitable results in the future. The Russell Hobbs’ U.S. net operating loss carryforwards are subject to a full valuation allowance at September 30, 2012.

Spectrum Brands estimates that approximately $301 million of the SBI and Russell Hobbs U.S. federal net operating losses and $385 million of the SBI and Russell Hobbs state net operating losses would expire unused even if it generates sufficient income to otherwise use all its net operating losses, due to the limitation in Section 382 of the Code.

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

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 23% of its consolidated net sales for Fiscal Year 2012. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

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

Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During the Fiscal Year, 2012, approximately 46% of Spectrum Brands’ net sales and 46% of its operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.

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

Spectrum Brands purchases a number of its products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material adverse effect on its sales and gross margin. Furthermore, on October 11, 2011, the U.S. Senate approved a bill to impose sanctions against China for its currency valuation, although the future status of this bill is uncertain. If this bill is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on Spectrum Brands’ sales and gross margin.

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

•

Spectrum Brands may face excess and obsolete inventory risk related to non-compliant inventory that it may continue to hold for which there is reduced demand, and it may need to write down the carrying value of such inventories.

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

In addition, the use of certain pesticide products that are sold through Spectrum Brands’ home and garden business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase Spectrum Brands’ cost of doing business and expose Spectrum Brands to additional requirements with which it may be unable to comply.

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

Approximately 33% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are three collective bargaining agreements that will expire during Fiscal 2013, which cover approximately 64% of the labor force under collective bargaining agreements, or approximately 21% of Spectrum Brands’ total labor force. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of Spectrum Brands’ business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

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

A significant portion of Spectrum Brands’ long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions as well as through fresh start reporting. Spectrum Brands does not amortize goodwill and indefinite-lived intangible assets, but rather reviews them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Spectrum Brands considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by US GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic; political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; Spectrum Brands’ internal expectations with regard to future revenue growth and the assumptions it makes when performing impairment reviews; a significant decrease in the market price of its assets; a significant adverse change in the extent or manner in which its assets are used; a significant adverse change in legal factors or the business climate that could affect its assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, Spectrum Brands may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on Spectrum Brands’ business, financial condition and operating results.

If Spectrum Brands is unable to protect the confidentiality of its proprietary information and know-how, the value of its technology, products and services could be harmed significantly.

Spectrum Brands relies on trade secrets, know-how and other proprietary information in operating its business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Spectrum Brands’ proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in Spectrum Brands’ favor. The risk that other parties may breach confidentiality agreements or that Spectrum Brands’ trade secrets become known or independently discovered by competitors, could harm Spectrum Brands by enabling its competitors, who may have greater experience and financial resources, to copy or use Spectrum Brands’ trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of Spectrum Brands’ trade secrets would impair its competitive position, thereby weakening demand for its products or services and harming its ability to maintain or increase its customer base.

Disruption or failures of Spectrum Brands’ information technology systems could have a material adverse effect on its business.

Spectrum Brands’ information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. Spectrum Brands depends on its information technology systems for the effectiveness of our operations and to interface with its customers, as well as to maintain financial records and accuracy. Disruption or failures of Spectrum Brands’ information technology systems could impair its ability to effectively and timely provide its services and products and maintain its financial records, which could damage its reputation and have a material adverse effect on its business.

The consummation of the Hardware Acquisition is subject to certain conditions including, among others, required regulatory approvals, obtaining certain third party consents and other customary closing conditions, some of which are out of Spectrum Brands’ control.

The closing of the Hardware Acquisition is subject to certain conditions including, among others, obtaining required regulatory approvals, obtaining certain third party consents and other customary closing conditions, some of which are out of Spectrum Brands’ control. The Second Closing will take place after the completion of the first closing and is subject to certain additional conditions, including among others, obtaining required regulatory approvals, the consummation of the acquisition by Stanley Black & Decker of all of the issued and outstanding shares of TLM Taiwan (with which we have no involvement) and other customary closing conditions, some of which are out of Spectrum Brands’ control. There is no guarantee that these conditions will be satisfied or that the Hardware Acquisition will be consummated.

Failure to complete the Hardware Acquisition could, under certain circumstances, result in Spectrum Brands being required to pay a termination fee to Stanley Black & Decker.

Stanley Black & Decker has certain termination rights under the Acquisition Agreement that, if exercised by Stanley Black & Decker (subject to the satisfaction of certain specified requirements in the Acquisition Agreement), may result in the payment by Spectrum Brands to Stanley Black & Decker of a termination fee. In the event that the debt financing required to consummate the Hardware Acquisition is not funded at the time the First Closing would otherwise occur pursuant to the Acquisition Agreement, Spectrum Brands may be required (subject to the satisfaction of certain specified requirements in the Acquisition Agreement) to pay to Stanley Black & Decker a termination fee of $56 million. In the event that the Hardware Acquisition is not consummated due to certain material breaches of the Acquisition Agreement by Spectrum Brands, Spectrum Brands may be required (subject to the satisfaction of certain specified requirements in the Acquisition Agreement) to pay to Stanley Black & Decker a termination fee of $78 million.

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

If our financial strength ratings are further downgraded, we anticipate that our sales of new policies will be adversely impacted and that we could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, FGL’s insurance subsidiaries may limit the amount of dividends that they would otherwise pay to us. In that regard, FGL may implement business strategies to improve its RBC ratio to a level anticipated by the rating agencies to maintain or improve its current rating. If FGL is unable to achieve this level, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for the major insurance subsidiary to sustain such a target RBC ratio. If it fails to maintain such a target RBC ratio its financial strength rating could suffer. FGL cannot predict what actions the rating organizations may take in the future, and FGL’s insurance subsidiaries may not be able to improve its insurance subsidiaries’ current financial strength ratings, which could adversely affect FGL’s financial condition and results of operations.

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

Recently FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The New York State Department of Financial Services issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states, including the state of Maryland (FGL’s state of domicile), have enacted regulation which will impose requirements on insurers to periodically compare their in-force life insurance and annuity policies against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. FGL has received notice of escheatment audits from several states. It is possible that these requirements would result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and administrative expenses. While FGL believes that it has established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified, the effects of which could be significant and could have a material adverse effect on FGL’s financial condition and results of operations.

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

FGL’s reinsurers, including Wilton Re, could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations.

FGL, through its insurance subsidiaries, cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. Specifically, a material amount of liabilities were transferred to Wilton Re pursuant to the Wilton Re Transaction (See “Business — Our Operating Subsidiaries — FGL — The Fidelity & Guaranty Acquisition — Wilton Re Transaction” above). However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers, including its reinsurance arrangements with Wilton Re. The failure, insolvency, inability or unwillingness to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations.

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

Interest rates are subject to volatility and fluctuations. For the past several years interest rates have trended downwards to historically low levels. In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose FGL to the risk of not earning anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect FGL’s interest earnings and spread income (the difference between the returns FGL earns on its investments and the amounts it must credit to policyholders and contract holders). While FGL develops and maintains asset/liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect FGL’s business, financial condition and results of operations.

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

Changes in interest rates may also impact FGL’s business in other ways, including affecting the attractiveness of certain of FGL’s products. Lower interest rates may result in lower sales of certain of FGL’s insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when FGL’s investments carry lower returns, and FGL could become unable to earn its spread income.

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

FGL relies on various parties to provide services for its business operations. As such, FGL’s results may be affected by the performance of those other parties. For example, FGL is dependent upon independent distribution channels to sell its products, third parties to perform underwriting functions, hires an outside consulting company to perform actuarial analyses and certain assets are managed by third parties. Additionally, FGL’s operations are dependent on various service providers and on various technologies, some of which are provided and/or maintained by certain key outsourcing partners and other parties.

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

Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect FGL’s operations and results. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of FGL or its reinsurers. Such events could result in a substantial increase in mortality experience. Although FGL participates in a risk pooling arrangement that partially mitigates the impact of multiple deaths from a single event, claims arising from such events could have a material adverse effect on FGL’s business, operations and financial condition, either directly or as a result of their effect on its reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While FGL has taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.

In addition, such events could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of FGL’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse effect on FGL’s business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect FGL’s asset portfolio.

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

Consolidation in the insurance industry and in distribution channels may result in increasing competitive pressures on FGL. Larger, potentially more efficient organizations may emerge from consolidation. In addition, some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets and greater ability to compete. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of FGL’s products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies, and other financial service companies with which FGL does business could also have an adverse effect on FGL’s business, operations and financial condition if they demand more favorable terms than FGL previously offered or if they elect not to continue to do business with FGL following consolidation or expansion.

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

FGL sells its products through a network of approximately 200 IMOs representing approximately 19,000 independent agents and managing general agents. These IMOs are treated by FGL as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of FGL’s IMOs are subject to change or interpretation by various authorities. If a federal or state authority or court enacts legislation (or adopts regulations) or adopts an interpretation that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.

Risks Related to Front Street’s Business

There can be no assurance that Front Street will be able to effectively implement its business strategy or that its business will be successful.

Front Street is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. In addition, Front Street Cayman was formed in October 2012 in the Cayman Islands to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector. To date, neither Front Street nor Front Street Cayman have entered into any reinsurance contracts. Earlier this year, Front Street’s previously disclosed proposed reinsurance transaction with FGL was not entered into because FGL’s regulator, the MIA, did not approve this reinsurance transaction. There can be no assurance that Front Street or Front Street Cayman will be able to successfully enter into reinsurance transactions, that such transactions will be successful, or that Front Street or Front Street Cayman will be able to achieve its anticipated investment returns.

In order to operate its business, Front Street and Front Street Cayman will be subject to capital and other regulatory requirements and a highly competitive landscape. In addition, among other things, any of the following could negatively impact their ability to implement their respective business strategy successfully: (i) failure to accurately assess the risks associated with the businesses that they will reinsure, (ii) failure to obtain desirable financial strength ratings or any subsequent downgrade or withdrawal of any of their financial strength ratings, (iii) exposure to credit risk associated with brokers with whom they will conduct business, (iv) failure of the loss limitation methods that they employ to mitigate its loss exposure, (v) loss of key personnel, (vi) unfavorable changes in applicable laws or regulations, (vii) inability to provide collateral to ceding companies or otherwise comply with U.S. insurance regulations, (viii) inability to gain or obtain market position, (ix) exposure to litigation and (x) reputation of HGI and its management.

Risks Related to Salus’ Business

Salus may not recover all amounts that are contractually owed to it by its borrowers.

Salus’ business strategy primarily includes the provision of secured asset-based loans to borrowers. Under this financing structure, the decision to lend is primarily based on the value of the borrower’s collateral, while the borrower’s creditworthiness is viewed a secondary source of repayment. Accordingly, the accuracy of the valuation and ability of Salus to continuously monitor the value of the collateral that secures its loans, and Salus’ ability to seize the collateral securing its loans if the loan becomes non-performing has a significant impact on Salus’ business operations.

While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain a first lien position in the collateral securing its loans, there can be no assurance that that it will not suffer a partial or complete loss if the loan becomes non-performing. Such loss may arise from a variety of reasons, including, the risk-profile of the borrower and the complex nature of the transaction; Salus may not be provided with complete and accurate disclosure of all material information concerning the borrower and its business or Salus may, even if it receives complete and accurate information, misinterpret or incorrectly analyzes such information; the failure of results or developments to materialize as anticipated or mistakes in interpreting data, assumptions, analyses, and financial forecasts prepared for Salus by its employees or third parties; or Salus’ inability to timely detect operational or financial problems of the borrower that could result in a substantial impairment or loss of the value of the collateral and Salus’ loan. Furthermore, while most of Salus’ loans are secured by a first lien on specified collateral, there is no assurance that Salus has obtained or properly perfected its liens or will be able to seize and liquidate the collateral prior to diminution in value. Any such losses, particularly recognizing that many of Salus’ loans individually represent a significant percentage of its total loans, could adversely affect the adequacy of Salus’ reserves for credit losses and have a material adverse effect on Salus’ business, results of operations, and financial position.

In addition to borrower credit risk associated with loans, Salus is exposed to other forms of credit risk. If Salus’ credit underwriting processes or credit risk judgments fail to adequately identify or assess applicable risks, or if the credit quality of its derivative counterparties, customers, manufacturers, or other parties with which it conducts business materially deteriorates, it may be exposed to credit risk related losses that may negatively impact its financial condition, results of operations or cash flows.

Salus must continue to address a number of issues to implement its strategy and grow its business.

To implement its strategy and grow its business, Salus must continue to address a number of strategic issues that affect its business, including the availability of capital and liquidity and operational issues. If Salus is unable to obtain access to capital and liquidity on a cost-effective and sustainable basis, it may face significant challenges. For instance, many of Salus’ clients rely upon funding from Salus to provide them with the working capital necessary to operate their business or to fund capital improvements. In many instances, these funding requirements are time sensitive. If Salus’ clients are uncertain as to Salus’ ability to continue to provide them with funding on a timely basis or to provide the same breadth and quality of products, Salus may be unable to attract new clients and may experience lower business or a loss of business with its existing clients.

Among operational issues, Salus must continuously originate new business, service its existing portfolio, and upgrade its policies, procedures, and systems. There is no assurance that Salus will be able to implement its strategic decisions effectively, and it may be necessary to refine, supplement, or modify its business plan and strategy in significant ways. If Salus is unable to fully implement its business plan and strategy, such inability could have a material adverse effect on its business, results of operations and financial position.

Salus may be adversely affected by further deterioration in economic conditions.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors remain weak and unemployment remains high. Local governments and many businesses are in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. A slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects on Salus’ business: a decrease in the demand for loans and other products and services offered by Salus; a decrease in net interest income derived from Salus’ lending activities; a decrease in the value of Salus’ assets, including the value of assets pledged as collateral by Salus’ borrowers; an impairment of certain intangible assets, such as goodwill; and an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to Salus. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on Salus’ loans.

Competition from both traditional competitors and new market entrants may adversely affect Salus’ market share, profitability, and returns.

Salus’ markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Salus has a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, hedge funds, insurance companies, mortgage companies, manufacturers and vendors.

Salus competes primarily on the basis of pricing, terms and structure. If Salus is unable to match its competitors’ terms, it could lose market share. Should Salus match competitors’ terms, it is possible that it could experience lower returns and/or increased losses. Salus also may be unable to match competitors’ terms as a result of its current or future financial condition.

Salus may not be able to attract and retain skilled people.

Salus’ success depends, in large part, on its ability to attract new employees, retain and motivate its existing employees, and continue to compensate employees competitively. Competition for the best people in most activities engaged in by Salus can be intense and it may not be able to hire these people or to retain them.

Salus is subject to a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, operational errors, systems malfunctions, or cyber-security incidents, which may adversely affect its business and results of operations.

Salus is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by borrowers, employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of its customers. Negative public opinion can result from Salus’ actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect Salus’ ability to attract and keep customers and can expose it to litigation and regulatory action. Actual or alleged conduct by Salus can result in negative public opinion about its other business.

Salus’ business is dependent on its ability to process a large number of increasingly complex transactions. If any of Salus’ financial, accounting, or other data processing systems fail or have other significant shortcomings, it could be materially adversely affected. Salus is similarly dependent on its employees. Salus could be materially adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems.

Salus may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man–made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to Salus. In addition, there is the risk that Salus’ controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems Salus and others use could be vulnerable to unforeseen problems. These problems may arise in both Salus’ internally developed systems and the systems of third–party service providers. In addition, Salus’ computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect Salus’ operations and could materially adversely affect its results of operations by requiring it to expend significant resources to correct the defect, as well as by exposing it to litigation or losses not covered by insurance. Although Salus has business continuity plans and other safeguards in place, its business operations may be adversely affected by significant and widespread disruption to its physical infrastructure or operating systems that support its businesses and clients.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2012, HGI’s corporate headquarters are located in New York, New York where the Company leases approximately 2,350 square feet of office space which is adequate and suitable for our current level of operations.

Spectrum Brands

The following table lists Spectrum Brands’ principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2012:

Facility	Function
Fennimore, Wisconsin (1)	Alkaline Battery Manufacturing
Portage, Wisconsin (1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Deforest, Wisconsin(2)	Distribution/Returns Center
Dischingen, Germany (1)	Alkaline Battery Manufacturing
Washington, UK (2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala (1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil (1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois (2) Ellwangen-Neunheim, Germany (2)	Battery & Lighting Device Packaging & Distribution Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Redlands, California (2)	Warehouse, Electric Shaver & Personal Care Product Distribution
Manchester, England (1)	Warehouse and Sales and administrative office
Wolverhampton, England(1)	Warehouse
Wolverhampton, England (2)	Warehouse
Noblesville, Indiana (1)	Pet Supply Manufacturing & Distribution
Bridgeton, Missouri (2)	Pet Supply Manufacturing
Blacksburg, Virginia (1)	Pet Supply Manufacturing
Melle, Germany (1)	Pet Supply Manufacturing
Melle, Germany (2)	Pet Supply Distribution
Edwardsville, Illinois (2)	Pet Supply Distribution
Grand Rapids, Michigan (2)	Pet Supply Manufacturing & Distribution
Roanoke, Virginia (2)	Pet Supply Distribution
Vinita Park, Missouri (2)	Household & Controls and Contract Manufacturing
Earth City, Missouri (2)	Household & Controls Manufacturing

(1)	Facility is owned.
(2)	Facility is leased.

Spectrum Brands also owns, operates or contracts with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of its business. Spectrum Brands leases its administrative headquarters and primary research and development facility located in Madison, Wisconsin.

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

Salus Capital Partners

Salus leases its headquarters at 197 First Avenue, Needham Heights, Massachusetts. Salus believes its existing facilities are suitable and adequate for its present purposes.

Item 3.	Legal Proceedings

We are a nominal defendant, and certain current and former members of our Board and Harbinger Capital are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. We believe the allegations are without merit and intend to vigorously defend this matter.

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

Spectrum Brands

Spectrum Brands is a defendant in various matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Spectrum Brands is subject to various federal, state and local environment laws and regulations. It believes that it and its subsidiaries are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Our Operating Subsidiaries — Spectrum Brands — Governmental Regulation and Environmental Matters” under Item 1. Business above. Spectrum Brands has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided of approximately $5.4 million, will not have a material adverse effect on our financial condition, results of operations or cash flows.

FGL

HFG and OM Group are engaged in litigation regarding OM Group’s obligation to pay the purchase price adjustment called for under the F&G Purchase Agreement and certain related matters. For more information, see Note 22 to HGI’s Consolidated Financial Statements, “Acquisitions — FGL in Fiscal 2011 — Contingent Purchase Price Reduction.”

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Year Ended September 30, 2012
First Quarter	$5.81	$2.75
Second Quarter	5.24	4.02
Third Quarter	8.33	4.50
Fourth Quarter	10.85	7.47

Year Ended September 30, 2011
First Quarter	$6.34	$4.28
Second Quarter	6.41	4.93
Third Quarter	6.60	5.30
Fourth Quarter	6.22	4.01

We have not declared any dividends since our Board discontinued dividend payments in 1998 and we do not anticipate paying dividends on our common stock in the foreseeable future.

As of November 22, 2012, there were approximately 1,717 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	3,136	$3.61	13,865
Equity compensation plans not approved by security holders	—	—	—

Total	3,136	$3.61	13,865

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

	Successor				Predecessor
	2012	2011 (1)	2010 (2)	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Income Statement Data:
Revenues	$4,480.7	$3,477.8	$2,567.0	$219.9	$2,010.6	$2,426.6
Operating income (loss) (3)	409.5	163.7	160.5	0.1	156.8	(684.6)
Income (loss) from continuing operations	110.7	7.4	(195.5)	(71.2)	1,100.7	(905.3)
(Loss) income from discontinued operations, net of tax (4)	—	—	(2.7)	0.4	(86.8)	(26.2)
Net income (loss) (5)(6)(7)(8)(9)	110.7	7.4	(198.2)	(70.8)	1,013.9	(931.5)
Net income (loss) attributable to common and participating preferred stockholders (5)(6)(7)(8)(9)	29.9	22.2	(151.9)	(70.8)	1,013.9	(931.5)
Restructuring and related charges —
Cost of goods sold (10)	$9.8	$7.8	$7.1	$0.2	$13.2	$16.5
Selling, general and administrative expenses (10)	9.8	20.8	17.0	1.6	30.9	22.8
Interest expense (11)	(251.0)	(249.3)	(277.0)	(17.0)	(172.9)	(229.0)
(Increase) decrease in fair value of equity conversion feature of preferred stock	(156.6)	27.9	—	—	—	—
Bargain purchase gain from business acquisition	—	158.3	—	—	—	—
Gain on contingent purchase price reduction	41.0	—	—	—	—	—
Reorganization items (expense) income (12)	—	—	(3.6)	(4.0)	1,142.8	—
Per Share Data:
Net income (loss) per common share:
Basic	$0.15	$0.11	$(1.15)	$(0.55)	$19.76	$(18.29)
Diluted (13)	0.15	0.09	(1.15)	(0.55)	19.76	(18.29)
Weighted average common shares outstanding:
Basic	139.4	139.2	132.4	129.6	51.3	50.9
Diluted (13)	139.8	158.4	132.4	129.6	51.3	50.9
Cash Flow and Related Data:
Net cash provided by (used in) operating activities	$618.7	$153.1	$51.2	$75.0	$1.6	$(10.2)
Capital expenditures (14)	53.5	38.2	40.4	2.7	8.1	(18.9)
Depreciation and amortization (excluding amortization of debt issuance costs)	299.5	125.9	117.5	8.6	58.5	85.0
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,470.7	$1,137.4	$256.8	$97.8		$104.8
Working capital (15)	864.8	982.2	673.7	323.7		371.5
Total assets	25,200.5	23,590.9	4,016.2	3,020.7		2,247.5
Total long-term debt, net of current portion	2,150.6	2,127.7	1,723.1	1,530.0		2,474.8
Total debt	2,167.0	2,143.8	1,743.8	1,583.5		2,523.4
Total stockholders’ equity (deficit)	1,177.6	895.4	701.7	660.9		(1,027.2)

(1)

Fiscal 2011 includes the results of FGL’s operations since April 6, 2011. FGL contributed $291 million in revenues and recorded an operating loss of $(18) million for the period from April 6, 2011 through September 30, 2011. Fiscal 2011 also includes $64 million of acquisition and integration related charges principally associated with the SB/RH Merger and the acquisition of FGL.

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

(3)

Pursuant to the guidance in Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” Spectrum Brands conducts its annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses, Spectrum Brands recorded non-cash pretax impairment charges of approximately $32 million, $34 million and $861 million in Fiscal 2011, the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively. See Note 10, Goodwill and Intangibles, of Notes to Consolidated Financial Statements included elsewhere in this report for further details on impairment charges.

(4)

Fiscal 2008 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $8 million to reduce the carrying value of intangible assets relating to Spectrum Brands’ growing products business in order to reflect the estimated fair value of this business.

(5)	Fiscal 2012 income tax benefit of $85 million includes a non-cash benefit of approximately $142 million resulting from a decrease in the valuation allowance against certain net deferred tax assets.
(6)	Fiscal 2011 income tax expense of $51 million includes a non-cash charge of approximately $72 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(7)	Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $93 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(8)

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

(9)	Fiscal 2008 income tax benefit of $10 million includes a non-cash charge of approximately $222 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(10)	See Note 23, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included elsewhere in this report for further discussion.
(11)

Fiscal 2012, 2011 and 2010 interest expense includes charges totaling $31 million, $37 million and $83 million, respectively, relating to the refinancing, prepayment and/or amendment of various senior debt of Spectrum Brands. Such charges include cash fees and expenses of $26 million, $6 million and $17 million, respectively, and non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium of $5 million, $31 million and $66 million, respectively.

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

(13)

In Fiscal 2012, diluted weighted average common shares outstanding assumes only the exercise of dilutive common stock equivalents as the conversion effect of preferred stock would be antidilutive. For Fiscal 2011, diluted weighted average common shares outstanding reflect the dilutive effect of preferred stock of 19.1 million shares and stock options of 0.1 million shares. For other periods presented, diluted average shares outstanding does not reflect any effect of preferred stock, which was not issued until Fiscal 2011, nor does it assume the exercise of common stock equivalents as the impact would be antidilutive. See Note 18, Earnings Per Share, of Notes to Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share.

(14) Amounts reflect the results of continuing operations only.

(15)	Working capital is defined as current assets less current liabilities of the Consumer Products and Other sections of the consolidated balance sheets, where applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in Item 8 of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

All references to Fiscal 2012, 2011 and 2010 refer to fiscal periods ended September 30, 2012, 2011 and 2010, respectively.

HGI Overview

We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products, and branded consumer products such as batteries, small appliances, pet supplies, home and garden control products and personal care products. Our outstanding common stock is 92.6% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (the “Preferred Stock”).

We are focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. We view the acquisitions in Fiscal 2011 of majority interests in Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formerly Old Mutual U.S. Life Holdings, Inc.) as first steps in the implementation of that strategy. In addition to FGL’s asset management activities, HGI has begun to expand its asset management business by forming Salus Capital Partners, LLC (“Salus”), a subsidiary engaged in providing secured asset-based loans to entities across a variety of industries.

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

On November 5, 2012, we announced a joint venture with EXCO Resources Inc. (“EXCO”) to create a private oil and gas limited partnership (the “Partnership”) that will purchase and operate EXCO’s producing U.S. conventional oil and gas assets, for a total consideration of $725 million (the “EXCO/HGI Production Partners Acquisition.”) The Partnership will constitute our initial operating business in the energy sector.

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

Consumer Products Segment

Through Spectrum Brands, we are a diversified global branded consumer products company with positions in six major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric shaving and grooming products and electric personal care products. Spectrum Brands was created in connection with the combination of Spectrum Brands, Inc. (“SBI”) and Russell Hobbs, Inc. (“Russell Hobbs”) on June 16, 2010 (the “SB/RH Merger”.)

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

Spectrum Brands sells products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature’s Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

On October 8, 2012, Spectrum Brands entered into an agreement with Stanley Black & Decker, Inc. (“Stanley Black and Decker”) to acquire the residential hardware and home improvement business (the “HHI Business”) currently operated by Stanley Black & Decker and certain of its subsidiaries for $1.4 billion, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the HHI Business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the HHI Business (the “Hardware Acquisition”). The Hardware Acquisition will also include the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business. Furthermore, the Hardware Acquisition will also include the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), which is involved in the production of residential locksets (the “TLM Residential Business”).

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

FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts, immediate annuities, and life insurance products, which are sold through a network of approximately 200 independent marketing organizations (“IMOs”) representing approximately 19,000 independent agents and managing general agents. As of September 30, 2012, FGL had over 713,000 policyholders nationwide and distributes its products throughout the United States.

FGL’s most important IMOs are referred to as “Power Partners.” FGL’s Power Partners are currently comprised of 23 annuity IMOs and 14 life insurance IMOs. During Fiscal 2012, these Power Partners accounted for approximately 83% of FGL’s sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 7 years.

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

FGL’s profitability depends in large part upon the amount of assets under management, the ability to manage operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the net investment spreads earned on contractholder fund balances. Managing investment spreads involves the ability to manage investment portfolios to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and the ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs.

Fiscal 2012 Highlights

The following are the most significant developments in our respective businesses during Fiscal 2012:

•

Total revenues of $4,480 million for Fiscal 2012 increased $1,002 million, or 29%, from $3,478 million, for Fiscal 2011, primarily driven by growth in our Insurance segment, including the benefit of a full year of operations of FGL, which was acquired in April 2011.

•

HGI received total dividends of approximately $71 million from its operating subsidiaries in Fiscal 2012. In September, Spectrum Brands paid a special one-time dividend of $1.00 per share, of which HGI received approximately $30 million; FGL paid cumulative dividends of $40 million, and Salus paid an inaugural dividend of approximately $1 million in its first year of operation.

•

For Fiscal 2012, our Consumer Products segment recorded record net sales of $3,252 million, a $65 million, or 2%, increase from $3,187 million for Fiscal 2011; excluding negative foreign exchange impact, net sales grew 4% versus the prior year.

•

Consumer Products segment operating income grew by $74 million, or 32%, to $302 million, and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $28 million, or 6%, to $485 million versus the prior year (or 10% excluding unfavorable foreign exchange impact) on higher sales, synergy benefits and cost reduction initiatives. Adjusted EBITDA margin on a full-year basis represented 15% of sales.

•

Insurance segment product sales for Fiscal 2012 were $1,884 million, led by the successful introduction of Prosperity EliteSM which resulted in FGL solidifying a top ten market position in the competitive fixed index annuity marketplace.

•

As of September 30, 2012, our Insurance segment had a net US GAAP book value of $1,208 million (including accumulated other comprehensive income (“AOCI”) of $434 million), almost double the book value of $667 million (including AOCI of $159 million) at the end of Fiscal 2011. Net unrealized gains on available for sale investments were $1,058 million on a U.S. GAAP basis ($1,245 million on a statutory basis). FGL’s investment portfolio continues to be conservatively positioned, as it holds cash of $1,062 million, has shortened portfolio duration, and remains well matched against its liability profile.

•

Salus, in its first year of operation, originated $260 million of asset-backed loan commitments in Fiscal 2012, for which $181 million of loans were outstanding as of September 30, 2012, and contributed approximately $1 million to our consolidated earnings for Fiscal 2012.

•

HGI stock price appreciation of 66% from $5.07 to $8.43 per share during Fiscal 2012 resulted in a $157 million liability increase related to the fair value of the preferred stock equity conversion feature, which represents a non-cash charge to net income.

•

Net income attributable to common and participating preferred stockholders increased to $30 million, or $0.15 per common share attributable to controlling interest, compared to $22 million, or $0.11 per common share attributable to controlling interest, in Fiscal 2011.

•

The non-cash accretion rate on HGI’s Preferred Stock decreased from 2% for the third and fourth fiscal quarters to 0% commencing in the first quarter of fiscal 2013 due to a 163% increase in HGI’s net asset value since the issuance of its Preferred Stock in May 2011 as calculated in accordance with the terms of its certificates of designation.

•

HGI ended the year with corporate cash and short-term investments of approximately $433 million (primarily held at HGI and HGI Funding LLC), which supports its business strategy and growth of existing businesses.

Results of Operations

Fiscal 2012 includes the results of HGI, FGL, Spectrum Brands and Russell Hobbs for the full year, the results of Spectrum Brands’ acquisitions of Black Flag and FURminator commencing October 31, 2011 and December 22, 2011, respectively, and the results of Salus commencing December 1, 2011.

Fiscal 2011 includes the results of HGI, Spectrum Brands and Russell Hobbs for the full year and the results of FGL commencing April 6, 2011. Although the acquisition of Spectrum Brands (the “Spectrum Brands Acquisition”) was on January 7, 2011, its results of operations are included in the full Fiscal 2011 and 2010 years since the acquisition was considered a transaction between entities under common control and accounted for similar to the pooling of interest method.

Fiscal 2010 includes the results of Spectrum Brands for the full year and the results of Russell Hobbs and HGI commencing June 16, 2010. As a result of the Spectrum Brands Acquisition being accounted for similar to the pooling of interest method, we have included the results of HGI from June 16, 2010, the date at which both HGI and Spectrum Brands were entities under common control, through the end of the period.

Presented below is a table that summarizes our results of operations and compares the amount of the change between the years ended September 30, 2012 and 2011 (the “2012 Change”) and between the years ended September 30, 2011 and 2010 (the “2011 Change”) (in millions):

	Year Ended September 30,			Increase/(Decrease)
	2012	2011	2010	2012 Change	2011 Change
Revenues:
Consumer Products and Other — Net Sales	$3,252	$3,187	$2,567	$65	$620
Insurance and Financial Services	1,228	291	—	937	291

Total revenues	4,480	3,478	2,567	1,002	911

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	2,137	2,058	1,646	79	412
Selling, general and administrative expenses	870	947	761	(77)	186

	3,007	3,005	2,407	2	598

Insurance and Financial Services:
Benefits and other changes in policy reserves	777	248	—	529	248
Acquisition and operating expenses, net of deferrals	126	72	—	54	72
Amortization of intangibles	161	(11)	—	172	(11)

	1,064	309	—	755	309

Total operating costs and expenses	4,071	3,314	2,407	757	907

Operating income	409	164	160	245	4
Interest expense	(251)	(249)	(277)	(2)	28
(Increase) decrease in fair value of equity conversion feature of preferred stock	(157)	28	—	(185)	28
Bargain purchase gain from business acquisition	—	158	—	(158)	158
Gain on contingent purchase price reduction	41	—	—	41	—
Other expense, net	(17)	(43)	(12)	26	(31)

Income (loss) from continuing operations before reorganization items and income taxes	25	58	(129)	(33)	187
Reorganization items expense	—	—	(3)	—	3

Income (loss) from continuing operations before income taxes	25	58	(132)	(33)	190
Income tax (benefit) expense	(85)	51	63	(136)	(12)

Income (loss) from continuing operations	110	7	(195)	103	202
Loss from discontinued operations, net of tax	—	—	(3)	—	3

Net income (loss)	110	7	(198)	103	205
Less: Net income (loss) attributable to noncontrolling interest	21	(35)	(46)	56	11

Net income (loss) attributable to controlling interest	89	42	(152)	47	194
Less: Preferred stock dividends and accretion	59	20	—	39	20

Net income (loss) attributable to common and participating preferred stockholders	$30	$22	$(152)	$8	$174

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Revenues

Consumer Products and Other

Net sales increased $65 million, or 2%, to $3,252 million in Fiscal 2012 from $3,187 million in Fiscal 2011. Excluding negative foreign exchange impacts of $73 million, net sales increased $138 million, or 4%. Consolidated net sales by product line for Fiscal 2012 and 2011 are as follows (in millions):

	Fiscal Year		Increase / (Decrease)
	2012	2011
Product line net sales
Consumer batteries	$949	$954	$(5)
Small appliances	772	778	(6)
Pet supplies	615	579	36
Home and garden control products	387	354	33
Electric shaving and grooming products	279	274	5
Electric personal care products	250	248	2

Total net sales to external customers	$3,252	$3,187	$65

Global consumer battery net sales decreased $5 million, or less than 1%, during Fiscal 2012 compared to Fiscal 2011. Excluding negative foreign exchange impacts of $36 million, global consumer battery sales increased $31 million, or 3%. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings as well as increased shelf space at existing customers, coupled with price increases, primarily in Latin America, and geographic expansion.

Small appliance net sales decreased $6 million, or 1%, during Fiscal 2012 compared to Fiscal 2011. Excluding negative foreign exchange impacts of $14 million, small appliance sales increased $8 million, or 1%. Latin American and European constant currency sales increases of $16 million and $12 million, respectively, were tempered by a $19 million decrease in North American sales. Latin American sales gains resulted from distribution gains with existing customers as well as price increases. European sales increases were attributable to market share gains in the United Kingdom and expansion of the Russell Hobbs brand throughout Europe. Decreased North American sales were a result of a concerted effort to eliminate certain low margin promotions that occurred in Fiscal 2011.

Pet supply product net sales during Fiscal 2012 increased $36 million, or 6%, compared to Fiscal 2011, led by increases in companion animal and aquatics sales of $34 million and $11 million, respectively, tempered by $8 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition, distributional gains and growth in the Nature’s Miracle brand in the U.S. Aquatics sales gains resulted from increases in North American aquarium starter kits and pond related sales, including new distribution at major retailers, which were tempered by lower European aquatics sales

Home and garden control product net sales increased $33 million, or 9%, during Fiscal 2012 compared to Fiscal 2011, driven by increased household insect control sales of $30 million resulting from the Black Flag acquisition and strong retail distribution gains with existing customers. Lawn and garden control sales increased $3 million in Fiscal 2012 compared to Fiscal 2011 due to increased distribution with existing customers.

Electric shaving and grooming product net sales during Fiscal 2012 increased $5 million, or 2%, compared to Fiscal 2011 led by a $14 million increase in European sales and a $4 million increase in Latin American sales. These gains were tempered by a $6 million decline in North American sales and negative foreign exchange impacts of $7 million. European sales gains were driven by successful promotions for new product launches, while the increase in Latin American sales was due to distribution and customer gains. North American declines resulted from the elimination of lower margin promotions as well as distribution declines.

Electric personal care product net sales increased $2 million, or 1%, during Fiscal 2012 compared to Fiscal 2011, driven by gains in North America and Latin America of $11 million and $7 million, respectively, which were tempered by an $8 million decline in European sales and negative foreign exchange impacts of $8 million. The gains in North America and Latin America were attributable to the continued success in new product categories and distribution gains in Latin America, whereas the decrease in European sales was a result of declining women’s hair straightener sales due to a shift in fashion trends combined with decreased promotions in the fourth quarter of Fiscal 2012.

Insurance and Financial Services

Insurance and financial services revenues consist of the following components (in millions):

	Fiscal Year
	2012	2011	Increase / (Decrease)
Premiums	$55	$39	$16
Net investment income	723	370	353
Net investment gains (losses)	410	(167)	577
Insurance and investment product fees and other	40	49	(9)

Total insurance and financial services revenues	$1,228	$291	$937

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers. Upon the closing of the final acquisition-related reinsurance transaction on October 17, 2011, the term premiums which had been previously retained by FGL were prospectively ceded to Wilton Reassurance Company (“Wilton Re”). Premiums for Fiscal 2012 were $55 million and are not comparable to the Fiscal 2011 premiums of $39 million which reflect only the approximate six month period subsequent to the FGL acquisition on April 6, 2011.

For Fiscal 2012 and 2011, investment income (before deducting investment management fees of $12 million and $7 million, respectively) less $517 million and $264 million of interest credited and option costs on annuity deposits, respectively, resulted in an investment spread of $218 million and $113 million, or 1.28% and 1.24% (annualized), respectively. Changes in investment spread primarily result from the yield earned on FGL’s investment portfolio as well as the aggregate interest credited and option costs on its FIA products which can be impacted by the costs of options purchased to fund the annual index credits on FIA contracts. Average cash and invested assets (on an amortized cost basis) at September 30, 2012 and 2011 were $16.3 billion and $16.7 billion, respectively, and the average yield earned on average cash and invested assets was 4.40% and 4.51% (annualized) for Fiscal 2012 and 2011, respectively, compared to interest credited and option costs of 3.12% and 3.27% (annualized), respectively. The lower average yield on average cash and invested assets was primarily due to the sale of bonds with longer durations at gains during the year to strategically re-position the portfolio to shorten the overall portfolio duration in anticipation of rising interest rates.

FGL’s net investment spread is summarized as follows:

	Fiscal Year
	2012	2011
Average yield on cash and invested assets	4.40%	4.51%
Interest credited and option cost	3.12%	3.27%
Net investment spread	1.28%	1.24%

Net investment gains, reduced by impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For Fiscal 2012 and 2011, fixed maturity available-for-sale securities and equity securities had net investment gains of $287 million and $22 million, respectively, related to security sales offset by other-than-temporary impairments of $23 million and $18 million, respectively, during the year. The other-than-temporary impairments for Fiscal 2012 included impairment losses of $17 million related to change of intent on securities held and $6 million of credit impairments. Realized gains for Fiscal 2012 also included $30 million of gains associated with the asset transfer on October 17, 2011 for the closing of the final acquisition-related reinsurance transaction with Wilton Re. The $30 million of gains were payable to Wilton Re as part of the initial asset transfer. For Fiscal 2012 and 2011, there were also net realized and unrealized gains (losses) of $146 million and $(171) million, respectively, on derivative instruments purchased to hedge the annual index credits for FIA contracts.

The components of the realized and unrealized gains (losses) on derivative instruments for the Fiscal 2012 and 2011 are as follows (in millions):

	Fiscal Year
	2012	2011
Call options:
Loss on option expiration	$(53)	$(24)
Change in unrealized gain (loss)	153	(119)
Futures contracts:
Gain (loss) futures contracts expiration	43	(21)
Change in unrealized gain (loss)	3	(7)

	$146	$(171)

Realized and unrealized gains and losses on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard and Poors (“S&P”) 500 Index with the remainder based upon other equity and bond market indices. Thus, the fair value of the derivatives will fluctuate from period to period primarily based upon changes in the S&P 500 index. Accordingly, the change in the unrealized gain (loss) on derivatives was primarily driven by the 31% increase and 15% decrease in the S&P 500 Index during Fiscal 2012 and 2011, respectively.

The average index credits to policyholders were as follows:

	Fiscal Year
	2012	2011
S&P 500 Index:
Point-to-point strategy	2.68%	4.63%
Monthly average strategy	0.45%	4.03%
Monthly point-to-point strategy	1.84%	2.69%
3 year high water mark	17.51%	0.04%

The average return to contractholders from index credits during Fiscal 2012 and 2011 was 1.81% and 3.61% (annualized), respectively. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses on derivative instruments is also influenced by the aggregate cost of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased during Fiscal 2012 and 2011 was $131 million and $68 million, respectively.

Insurance and investment products fees and other for Fiscal 2012 and 2011 were $40 million and $49 million, respectively, and consist primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholders’ allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). Withdrawals from annuity and indexed universal life policies subject to surrender charges were $1.2 billion and $572 million for the Fiscal 2012 and 2011, respectively, and the average surrender charges collected on annuity withdrawals were 1.89% and 3.49% for Fiscal 2012 and 2011, respectively. During the first quarter of Fiscal 2012, FGL executed the second acquisition-related reinsurance amendment with Wilton Re, in which it ceded the majority of its indexed universal life insurance block of business to Wilton Re. As a result, the cost of insurance and surrender fees associated with this line of business are now ceded to Wilton Re thus reducing the total amount retained by FGL in Fiscal 2012.

Operating Costs and Expenses

Consumer Products and Other

Costs of Goods Sold/Gross Profit. Gross profit, representing net sales minus cost of goods sold, for Fiscal 2012 was $1,115 million compared to $1,129 million during Fiscal 2011, representing a $14 million decrease. Our gross profit margin, representing gross profit as a percentage of net sales, for Fiscal 2012 decreased to 34.3% from 35.4% in Fiscal 2011. The decrease in gross profit and gross profit margin for Fiscal 2012 was driven by $36 million of negative foreign exchange impacts, a $17 million increase in commodity prices and higher costs for sourced goods, primarily from Asia, a $12 million increase in costs due to changes in product mix and a $2 million increase in restructuring and related charges. These factors contributing to the decline in gross profit were tempered by increased organic sales which contributed $31 million of gross profit and Fiscal 2012 acquisitions which contributed $23 million of gross profit.

Selling, General & Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased $77 million, or 8%, to $870 million in Fiscal 2012 from $947 million in Fiscal 2011. The decrease is primarily due to synergies recognized subsequent to the SB/RH Merger of $25 million, decreased asset impairment charges of $32 million, decreased acquisition and integration charges of $29 million, positive foreign exchange impacts of $20 million and savings from Spectrum Brands’ cost reduction initiatives. These decreases were partially offset by a $34 million increase in HGI’s general corporate expenses primarily due to the hiring of new personnel, bonus compensation accruals based on the increase in HGI’s net asset value (“Compensation NAV”) determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further under “Consolidated” below) and an allocation of overhead costs from Harbinger Capital Partners LLC, an affiliate of HGI and the Principal Stockholders.

Adjusted EBITDA. Spectrum Brands believes that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining Spectrum Brands’ debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s US GAAP financial results.

Adjusted EBITDA increased $28 million, or 6%, to $485 million for Fiscal 2012 from $457 million for Fiscal 2011. The increase in Adjusted EBITDA was primarily a result of reductions in SG&A expenses at Spectrum

Brands, attributable to cost synergies and positive foreign exchange impacts, partially offset by the slight decrease in gross profit resulting from commodity prices and increased costs from sourced goods.

The table below shows the adjustments made to the reported operating income of the consumer products segment to calculate its Adjusted EBITDA:

	Fiscal Year
	2012	2011
Reconciliation to reported operating income:
Reported operating income — consumer products segment	$302	$228
Add: Other expense not included above	(1)	(3)
Add back:
Intangible asset impairment	—	32
Restructuring and related charges	19	29
Acquisition and integration related charges	31	37
Depreciation and amortization, net of accelerated depreciation	134	134

Adjusted EBITDA — consumer products segment	$485	$457

Insurance

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves of $777 million and $248 million for Fiscal 2012 and 2011, respectively, include the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. The market value option liability increased $178 million and decreased $264 million for Fiscal 2012 and 2011, respectively, primarily due to changes in the equity markets during those periods. The present value of future credits and guarantee liability increased $7 million and $121 million for Fiscal 2012 and 2011, respectively. The increase in Fiscal 2012 was primarily due to lower risk free rates during the year. Fair value accounting for derivative instruments and the embedded derivatives in the FIA contracts creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liability in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options and futures contracts) because the purchased derivatives cover the next annual index period while the embedded derivative liability covers estimated credits over the expected life of the FIA contracts. Additionally, there were index credits, interest credits and bonuses of $382 million and $292 million, annuity payments of $242 million and $127 million and policy benefits and other reserve movements of $32 million and $28 million during Fiscal 2012 and 2011, respectively. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products.

Below is a summary of the major components included in benefits and other changes in policy reserves for each period (in millions):

	Fiscal Year
	2012	2011
FIA market value option liability change	$178	$(264)
FIA present value future credits and guarantee liability change	7	121
Index credits, interest credited and bonuses	382	292
Annuity payments	242	127
Other policy benefits and reserve movements	(32)	(28)

Total benefits and other changes in policy reserves	$777	$248

Acquisition and Operating Expenses, net of Deferrals. Acquisition and operating expenses, net of deferrals for Fiscal 2012 and 2011 were $126 million and $72 million, respectively, and includes costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs of FGL and Salus. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that are directly related to the successful acquisition of new and renewal insurance and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. Also included in acquisition and operating expense for Fiscal 2012 is a $31 million ceding commission paid to Wilton Re primarily related to $30 million of investment gains realized on the securities transferred to Wilton Re in October 2011 upon closing of the second acquisition-related reinsurance amendment. For Fiscal 2012 and 2011, acquisition and operating expenses included general operating expenses of $96 million and $41 million, respectively.

Amortization of Intangibles. For Fiscal 2012 and 2011, amortization of intangibles of $161 million and $(11) million, respectively, includes $174 million and $2 million of net VOBA amortization based on gross margins and $17 million and $1 million of DAC amortization. Partially offsetting these expenses was capitalized accrued interest of $30 million and $14 million, which increases the VOBA and DAC intangible assets. Strong gross margins during Fiscal 2012 resulted in significant amortization of intangibles. In general, amortization of DAC will increase each period due to the growth in FGL’s annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products, however FGL may experience negative DAC amortization when capitalized accrued interest is greater than the amortization expense. For example, during periods of gross losses, losses are floored at zero for purposes of determining amortization expense. At each period, loss recognition testing is carried out to ensure that DAC and VOBA are recoverable. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

Pretax Adjusted Operating Income — Insurance. Pretax adjusted operating income is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For Fiscal 2012 and 2011, pretax adjusted operating income was $62 million and $48 million, respectively. Pretax adjusted operating income for Fiscal 2012 was primarily affected by the impact of holding a larger cash balance during the year due to repositioning of the portfolio in advance of FIA surrenders which resulted in lower net investment income as well as the effect of realized gains on fixed maturity securities which are excluded. Additionally, FGL recorded an $11 million liability in Fiscal 2012, net of reinsurance, for estimated unreported death claims resulting from a search of the Social Security Administration database that produced a listing of deceased policyholders that died while their policy was in force (see Note 19 to our Consolidated Financial Statements for additional information regarding this charge).

The table below shows the adjustments made to the reported operating income (loss) of the insurance segment to calculate its pretax adjusted operating income:

	Year Ended September 30, 2012	For the Period April 6, 2011 to September 30, 2011

Reconciliation to reported operating income (loss):
Reported operating income (loss) — insurance segment	$164	$(18)
Effect of investment gains, net of offsets	(132)	(1)
Effect of change in FIA embedded derivative, net of offsets	18	43
Effects of acquisition-related reinsurance	12	24

Pretax adjusted operating income	$62	$48

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

Consolidated

Consolidated operating costs and expenses are expected to increase as we continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at subsidiaries.

During Fiscal 2012, HGI’s Compensation Committee established salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. Consolidated operating costs increased by approximately $25 million for Fiscal 2012 as a result of the accrual for these new bonus compensation expenses. These amounts reflect the underlying performance and growth in the Compensation NAV, which has grown substantially in Fiscal 2012. Such growth in Fiscal 2012 will result in a mix of cash and equity awards being paid over the next three years. We expect to recognize approximately $25 million of deferred bonus compensation expense as it vests over the next three fiscal years, subject to clawback provisions if the subsequent increase in Compensation NAV does not exceed specified threshold returns.

Interest Expense. Interest expense increased $2 million to $251 million for Fiscal 2012 from $249 million for Fiscal 2011. The nominal net change in interest expense was the result of an $18 million increase in interest expense due to the full period effect of the full amount of our 10.625% senior secured notes due 2015 (the “10.625% Notes”), of which $350 million and $150 million were issued on November 15, 2010 and June 28, 2011, respectively. This increase was partially offset by a $16 million decrease in interest expense from the replacement of Spectrum Brands’ 12% senior subordinated toggle notes due 2019 (the “12% Notes”) with its 6.75% senior notes due 2020 (the “6.75% Notes”), lower principal balances and effective interest rates related to its senior secured term loan due June 17, 2016 (the “Term Loan”) and lower expenses for interest rate swaps and other fees and expenses, all partially offset by higher interest expense from increased principal related to Spectrum Brands’ 9.5% senior secured notes due 2018 (the “9.5% Notes”). During Fiscal 2012 and 2011, Spectrum Brands recorded $31 million and $37 million, respectively, of charges related to debt refinancings, prepayments and amendments, consisting of $26 million and $6 million, respectively, of cash fees and expenses and $5 million and $31 million, respectively, of non-cash charges for the write-off and accelerated amortization of debt issuance costs and discount/premium.

(Increase) Decrease in Fair Value of Equity Conversion Feature of Preferred Stock. For Fiscal 2012, the fair value of equity conversion feature of Preferred Stock increased $157 million due to the effect of a mark to market change in the fair value of the derivative liability for the bifurcated equity conversion feature of our Preferred Stock. The liability increased significantly in Fiscal 2012 principally due to an increase in the market price of our common stock from $5.07 to $8.43 per share during Fiscal 2012. For Fiscal 2011, the fair value of the derivative liability decreased $28 million from the May and August 2011 issuance dates of our Preferred Stock.

Bargain Purchase Gain from Business Acquisition. Refer to the comparison of Fiscal 2011 with Fiscal 2010 below for a detailed discussion of the $158 million bargain purchase gain from the FGL acquisition in the prior year.

Gain on Contingent Purchase Price Reduction. During Fiscal 2012, we recorded a $41 million increase in the estimated fair value of a contingent purchase price reduction receivable related to the FGL acquisition due to the regulatory non-approval of a proposed reinsurance transaction that was the basis of the contingency. See Note 22 to our Consolidated Financial Statements for additional information.

Other Expense, net. Other expense, net in Fiscal 2012 and 2011 relates primarily to $17 million and $41 million, respectively, of net recognized losses on trading securities held principally for investing purposes of HGI.

Income Taxes. Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and the tax character of our income. For Fiscal 2012, we recorded an income tax benefit despite pretax income, representing an effective tax rate of (336)%, primarily as a result of (i) the net reversal of $142 million of valuation allowance principally related to our assessment of the amount of FGL’s deferred tax assets that are more-likely-than-not realizable, (ii) pretax income in foreign jurisdictions that is subject to tax at rates that are lower than the U.S. Federal statutory income tax rate and (iii) a $41 million gain on a contingent purchase price reduction receivable, for which no tax provision is necessary. Partially offsetting these factors was (i) $157 million of expense for the increase in fair value of the equity conversion feature of preferred stock, for which no tax benefit is available, (ii) deferred income tax provision related to changes in the book versus tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (iii) U.S. and foreign taxes on remitted and unremitted foreign income.

Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as we concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period.

For Fiscal 2011, our effective tax rate of 87% was higher than the United States Federal statutory rate of 35% principally due to (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (ii) U.S. and foreign tax expense on remitted income from certain foreign jurisdictions. Partially offsetting these factors was (i) a $158 million bargain purchase gain from the FGL acquisition, for which no tax provision is necessary, and (ii) the reversal of $30 million of valuation allowance based on our reassessment of the amount of FGL’s deferred tax assets that we determined are more-likely-than-not realizable.

Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands attributable to the noncontrolling interest not owned by HGI. Such amount varies in relation to Spectrum Brands’ net income or loss for the period and the percentage interest not owned by HGI, which was 42.6% and 46.9% as of September 30, 2012 and 2011, respectively.

Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consist of (i) an accruing cumulative quarterly cash dividend at an annualized rate of 8%, (ii) a quarterly non-cash principal accretion at an annualized rate of 4% through March 31, 2012, that was reduced to 2% for the remainder of Fiscal 2012 since we achieved a specified rate of growth measured by the increase in the value of HGI’s net assets (the “Preferred Stock NAV”) calculated in accordance with the certificates of designation of the Preferred Stock, and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. The increase in the Preferred Stock dividends and accretion for Fiscal 2012 compared to Fiscal 2011 is due to the additional dividends and accretion related to the full period effect in Fiscal 2012 of our Series A-2 Preferred Stock issued in August 2011 and our Series A Preferred Stock issued in May 2011, partially offset by the decrease in the quarterly non-cash principal accretion rate from 4% to 2% midway through Fiscal 2012.

For purposes of determining the Preferred Stock accretion amount, we calculate the Preferred Stock NAV in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of September 30, 2012, calculated in accordance with the certificates of designation, was approximately $1.5 billion. This calculation will result in no quarterly non-cash accretion for the first half of Fiscal 2013, although it could increase to an annualized rate of 2% or 4% in subsequent periods based upon changes in the Preferred Stock NAV.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Revenues

Consumer Products and Other

Net sales increased $620 million, or 24%, to $3,187 million in Fiscal 2011 from $2,567 million in Fiscal 2010. Consolidated net sales by product line for Fiscal 2011 and 2010 were as follows (in millions):

	Fiscal Year		Increase / (Decrease)
	2011	2010
Product line net sales
Consumer batteries	$954	$954	$—
Small appliances	778	231	547
Pet supplies	579	566	13
Home and garden control products	354	343	11
Electric shaving and grooming products	274	257	17
Electric personal care products	248	216	32

Total net sales to external customers	$3,187	$2,567	$620

Global consumer battery net sales during Fiscal 2011 was flat compared to Fiscal 2010, primarily driven by decreased sales in Latin America of $41 million, which were tempered by increased sales in North America and Europe of $24 million and $5 million, respectively, coupled with favorable foreign exchange impacts of $12 million. Sales decreases in Latin America were driven by decreased alkaline battery sales of $11 million, zinc carbon battery sales of $26 million and portable lighting sales of $4 million primarily due to decreased volumes in Brazil as a result of competitive pressures in the region. North American sales increased as a result of strong holiday sales during our first fiscal quarter, distribution gains throughout the year, incremental sales due to strong weather patterns during Fiscal 2011 and a successful new product line launch at a major customer. The sales increases in Europe were primarily attributable to the successful promotion of our Varta value sub-brands as well as customer gains.

Small appliances contributed $778 million or 24% of total net sales for Fiscal 2011 compared to $231 million or 9% of sales in Fiscal 2010. This represents a full year of sales related to Russell Hobbs during Fiscal 2011 as compared to Fiscal 2010 in which we realized sales of the acquired business from the date of the SB/RH Merger, June 16, 2010, through September 30, 2010, the close of our Fiscal 2010.

Pet product net sales during Fiscal 2011 increased $13 million, or 2%, compared to Fiscal 2010. The increase of $13 million was attributable to increased companion animal product sales of $15 million, of which $7 million was a direct result of the SB/RH Merger with the remaining $8 million being driven by the acquisition of Birdola, successful product launches and continued expansion in Europe. Favorable foreign exchange impacted sales by $8 million. These gains were partially offset by decreased aquatics sales of $10 million resulting from overall macroeconomic conditions.

Home and garden control product net sales increased $11 million, or 3%, during Fiscal 2011 compared to Fiscal 2010. This increase was a result of increased household insect controls sales of $14 million, of which $4 million related to the SB/RH Merger. The remaining growth in household insect control sales was driven by increased distribution and product placements with major customers. These gains were partially offset by a $3 million decrease in lawn and garden control sales due to unseasonable weather conditions in the United States, which negatively impacted the lawn and garden season.

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

Insurance

Refer to the discussion of insurance revenues in the above comparison of Fiscal 2012 with Fiscal 2011 for details regarding the components in Fiscal 2011. There were no insurance revenues or expenses in Fiscal 2010, which was prior to the FGL acquisition.

Operating Costs and Expenses

Consumer Products and Other

Costs of Goods Sold/Gross Profit. Gross profit for Fiscal 2011 was $1,129 million compared to $921 million during Fiscal 2010, representing a $208 million increase. Our gross profit margin for Fiscal 2011 decreased slightly to 35.4% from 35.9% in Fiscal 2010. The increase in gross profit was primarily attributable to increased sales coupled with the non-recurrence of a $34 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with the adoption of fresh-start reporting upon SBI’s emergence from Chapter 11 of the Bankruptcy Code which was recognized during the first quarter of Fiscal 2010. The increased sales due to the SB/RH Merger accounted for a gross profit increase of $152 million during Fiscal 2011 as compared to Fiscal 2010. The decrease in gross profit margin was attributable to the change in overall product mix as a result of the SB/RH Merger as well as increasing commodity prices during Fiscal 2011.

Selling, General & Administrative Expenses. SG&A increased $186 million, or 24%, to $947 million in Fiscal 2011 from $761 million in Fiscal 2010. The increase was primarily due to $111 million of SG&A for the addition of Russell Hobbs, an impairment charge on trade name intangible assets of $32 million principally in the small appliances and pet supplies product lines, an increase in stock compensation expense at Spectrum Brands of $14 million and an increase in corporate expenses at HGI of $38 million. The increase in corporate expenses at HGI was primarily due to a full year of corporate overhead in Fiscal 2011 compared to a partial year in Fiscal 2010 commencing June 16, 2010 (the date that common control was first established over Spectrum Brands and HGI), $4 million of start-up costs for Front Street and $20 million of higher acquisition related costs. The acquisition related costs at HGI were $27 million during Fiscal 2011 and included $23 million for the FGL acquisition, $1 million for the Spectrum Brands Acquisition and $3 million of other project related expenses. These increases were partially offset by savings from Spectrum Brands’ integration efforts, global cost reduction initiatives and favorable foreign exchange translations in Fiscal 2011.

Adjusted EBITDA. Adjusted EBITDA of the consumer products segment increased $25 million, or 6%, to $457 million for Fiscal 2011 from $432 million for Fiscal 2010 primarily as a result of increased sales, cost savings and foreign exchange impacts, tempered by decreased margins.

The table below shows the adjustments made to the reported operating income of the consumer products segment to calculate Adjusted EBITDA:

	Fiscal Year
	2011	2010
Reconciliation to reported operating income:
Reported operating income — consumer products segment	$228	$169
Add: Other expense not included above	(3)	(12)
Add back:
Intangible asset impairment	32	—
Pre-acquisition earnings of Russell Hobbs	—	66
Restructuring and related charges	29	24
Acquisition and integration related charges	37	38
Inventory fair value adjustments for fresh-start accounting and Russell Hobbs acquisition	—	37
Depreciation and amortization, net of accelerated depreciation	134	110

Adjusted EBITDA — consumer products segment	$457	$432

Insurance

Refer to the discussion of insurance operating costs and expenses in the above comparison of Fiscal 2012 with Fiscal 2011 for details regarding the components in Fiscal 2011.

Consolidated

Interest Expense. Interest expense decreased $28 million to $249 million in Fiscal 2011 from $277 million in Fiscal 2010. The decrease in interest expense was the result of a $46 million decrease in charges related to debt refinancings and prepayments at Spectrum Brands from $83 million in Fiscal 2010 to $37 million in Fiscal 2011, a $23 million decrease in other interest expense at Spectrum Brands primarily due to a reduction in interest rates and average outstanding balances due to its debt refinancing and prepayments, partially offset by $39 million of interest expense related to our 10.625% Notes initially issued in November 2010. During Fiscal 2010, Spectrum Brands recorded $83 million of charges related to the refinancing of Spectrum Brands’ debt in connection with the SB/RH Merger consisting of (i) $66 million for the write-offs of the unamortized portion of the discounts, premiums and debt issuance costs related to Spectrum Brands’ debt that was refinanced, (ii) $9 million related to bridge commitment fees while Spectrum Brands was refinancing its debt, (iii) $5 million of prepayment penalties, and (iv) $3 million related to the termination of a Euro-denominated interest rate swap. During Fiscal 2011, Spectrum Brands recorded $37 million of charges related to term debt refinancings and prepayments consisting of (i) the accelerated amortization of debt issuance costs and original issue discount totaling $31 million and (ii) prepayment penalties of $6 million.

(Increase) Decrease in Fair Value of Equity Conversion Feature of Preferred Stock. For Fiscal 2011, there was a $28 million mark to market decrease in the fair value of the derivative liability for the bifurcated equity conversion feature of our Preferred Stock, which resulted primarily from a decline in the market price of our common stock since the Preferred Stock was issued in the second half of Fiscal 2011.

Bargain Purchase Gain from Business Acquisition. The FGL acquisition was accounted for under the acquisition method of accounting, which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in a bargain purchase gain under US GAAP. We believe that the resulting bargain purchase gain of $158 million in Fiscal 2011 was reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the date of the FGL acquisition, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the date of the FGL Acquisition and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Other Expense, net. Other expense, net was $43 million for Fiscal 2011 compared to $12 million for Fiscal 2010. Fiscal 2011 other expense consisted principally of $41 million of net recognized losses on trading securities, including $44 million of unrealized losses on those still held at September 30, 2011, reflecting the general stock market decline since those securities were purchased in the second half of Fiscal 2011.

Other expense, net of $12 million for Fiscal 2010 included a $10 million expense for a foreign exchange loss recognized in connection with the designation of Spectrum Brands’ Venezuelan subsidiary as being in a highly inflationary economy, as well as the devaluation of Venezuela’s currency. At January 4, 2010, the beginning of our second quarter of Fiscal 2010, we determined that Venezuela met the definition of a highly inflationary economy under US GAAP. As a result, beginning January 4, 2010, the U.S. dollar was the functional currency for Spectrum Brands’ Venezuelan subsidiary. Accordingly, beginning January 4, 2010, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses have been reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Reorganization Items. During Fiscal 2010, SBI, in connection with its reorganization under Chapter 11 of the Bankruptcy Code in 2009, recorded reorganization items expense of $3 million, which primarily consisted of legal and professional fees.

Income Taxes. For Fiscal 2011, our effective tax rate of 87% was higher than the United States Federal statutory rate of 35% principally due to (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (ii) U.S. and foreign tax expense on remitted income from certain foreign jurisdictions. Partially offsetting these factors was (i) a $158 million bargain purchase gain from the FGL acquisition, for which no tax provision is necessary, and (ii) the reversal of $30 million of valuation allowance based on our reassessment of the amount of FGL’s deferred tax assets that we determined are more-likely-than-not realizable.

For the year ended September 30, 2010, our effective tax rate of (48)%, representing a tax provision despite a pretax loss, was negatively impacted by (i) a deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances we provided on its net operating loss carryforward tax benefits and other deferred tax assets and (iii) pretax income in certain non-U.S. jurisdictions that was subject to tax.

Discontinued Operations. Loss from discontinued operations of $3 million in Fiscal 2010 related to the shutdown of Spectrum Brands’ growing products line of business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for growing products during Fiscal 2009.

Noncontrolling Interest. The net loss attributable to noncontrolling interest of $35 million in Fiscal 2011 reflected the share of the net loss of Spectrum Brands during Fiscal 2011 attributable to the noncontrolling interest not owned by HGI (45.5% through July 3, 2011 and 46.9% thereafter). The net loss attributable to noncontrolling interest of $46 million in Fiscal 2010 reflected the 45.5% share of the net loss of Spectrum Brands from June 16, 2010 through September 30, 2010 attributable to the noncontrolling interest not owned by HGI.

Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion for Fiscal 2011 of $20 million consisted of a cumulative quarterly cash dividend of 8%, a quarterly non-cash principal accretion at an annualized rate of 4% and accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. As the Preferred Stock was issued in the second half of Fiscal 2011, there were no comparable charges in Fiscal 2010.

Liquidity and Capital Resources

HGI

HGI is a holding company and its liquidity needs are primarily for interest payments on the 10.625% Notes (approximately $53 million per year), dividend payments on its Preferred Stock (approximately $33 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments and distributions from FGL, Spectrum Brands and Salus.

During Fiscal 2012, we received dividends totaling $40 million from FGL. We currently expect to receive dividends from FGL in future periods sufficient to fund a substantial portion of the interest payments on the 10.625% Notes. In addition, in September 2012, we received a dividend of $30 million from Spectrum Brands as HGI’s portion of a $1.00 per share special dividend declared by Spectrum Brands to its stockholders. We currently expect to receive quarterly dividends of $0.25 per share from Spectrum Brands totaling approximately $30 million (based on our current ownership of Spectrum Brands) in Fiscal 2013. The remainder of HGI’s operating cash needs for Fiscal 2013, including if the EXCO/HGI Production Partners Acquisition is completed, is expected to be satisfied out of cash and investments on hand. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained its subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and such other factors such subsidiary’s board of directors considers relevant, including, in the case of FGL target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings (see “FGL” below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, including any possible transaction with FGL, and may require additional capital to meet regulatory capital requirements.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets, such as if the EXCO/HGI Production Partners Acquisition is completed. At September 30, 2012, HGI’s cash, cash equivalents and short-term investments were $433 million.

Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to HGI. We also continuously evaluate our capital structure and in addition to raising additional debt or equity financing may seek to purchase, repay, redeem or retire any of our outstanding debt or preferred equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Spectrum Brands

Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividends, and interest and principal payments due on debt in the fiscal year ending September 30, 2013 (“Fiscal 2013”), including if the Hardware Acquisition is completed, through a combination of cash on hand ($158 million at September 30, 2012) and cash flows from operations and available borrowings under its revolving credit facility (the “ABL Facility”). Going forward its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Spectrum Brands is not treating Fiscal 2012 and future earnings as permanently reinvested. At September 30, 2012, there are no significant foreign cash balances available for repatriation. For Fiscal 2013, Spectrum Brands expects to generate between $60 million and $90 million of foreign cash, which does not include the HHI Business, that will be repatriated for its general corporate purposes.

On November 16, 2012 Spectrum Brands Escrow Corp. issued $520 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Notes”) and $570 million aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes”.) The 2020 Notes and the 2022 Notes will be assumed by Spectrum Brands upon the closing of the Hardware Acquisition. Spectrum Brands intends to use the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as refinance its existing Term Loan, with a new $800 million senior secured term loan, which is expected to close concurrently with the Hardware Acquisition.

From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

FGL

FGL conducts all its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to pay dividends to HGI and to meet its obligations. Other principal sources of cash include sales of assets.

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

FGL’s insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance, are matched with investments having similar estimated lives such as long-term fixed maturity securities. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, FGL’s insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the rating agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us.

Investment Portfolio — Insurance and Financial Services

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

As of September 30, 2012 and 2011, FGL’s investment portfolio, including asset-backed loans originated by Salus, was approximately $16.7 billion and $15.8 billion, respectively, and was divided among the following asset classes (dollars in millions):

	September 30, 2012		September 30, 2011
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,028	6.1%	$500	3.2%
Commercial mortgage-backed securities	554	3.3%	566	3.6%
Corporates	11,009	65.8%	11,856	75.3%
Equities	248	1.5%	287	1.8%
Hybrids	528	3.2%	659	4.2%
Municipals	1,224	7.3%	936	5.9%
Agency residential mortgage-backed securities	155	0.9%	222	1.4%
Non-agency residential mortgage-backed securities	661	4.0%	445	2.8%
U.S. Government	930	5.6%	183	1.2%
Other (primarily derivatives, asset-backed loans and policy loans)	400	2.3%	97	0.6%

Total investments	$16,737	100.0%	$15,751	100.0%

Fixed Maturity Securities

Insurance statutes regulate the type of investments that FGL’s life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and FGL’s business and investment strategy, FGL generally seeks to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”) or in securities of comparable investment quality, if not rated.

As of September 30, 2012 and 2011, FGL’s fixed maturity available-for-sale portfolio was approximately $16.1 billion and $15.4 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	September 30, 2012		September 30, 2011
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,842	11.4%	$1,236	8.0%
AA	2,044	12.7%	1,660	10.8%
A	4,280	26.6%	4,886	31.8%
BBB	7,084	44.0%	6,862	44.7%
BB	459	2.9%	579	3.8%
B and below	380	2.4%	144	0.9%

Total	$16,089	100.0%	$15,367	100.0%

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

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

The tables below presents FGL’s fixed maturity securities by NAIC designation as of September 30, 2012 and 2011 (dollars in millions):

	September 30, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$8,070	$8,634	53.7%
2	6,569	7,047	43.8%
3	381	387	2.4%
4	9	9	0.1%
5	8	8	0.0%
6	4	4	0.0%

	$15,041	$16,089	100.0%

	September 30, 2011
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$7,833	$8,134	52.9%
2	6,271	6,435	41.9%
3	683	648	4.2%
4	117	110	0.7%
5	34	35	0.2%
6	6	5	0.1%

	$14,944	$15,367	100.0%

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of September 30, 2012 and 2011 were as follows (dollars in millions):

	September 30, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$1	$—	$1
United States Government sponsored agencies	10	7	—	7
United States municipalities, states and territories	18	72	(1)	71
Corporate securities:
Finance, insurance and real estate	31	242	(5)	237
Manufacturing, construction and mining	10	96	(3)	93
Utilities and related sectors	7	48	—	48
Wholesale/retail trade	7	59	(1)	58
Services, media and other	4	22	(1)	21
Hybrid securities	8	131	(10)	121
Non-agency residential mortgage-backed securities	26	119	(4)	115
Commercial mortgage-backed securities	9	13	(2)	11
Asset-backed securities	17	179	(2)	177
Equity securities	3	46	(1)	45

	156	$1,035	$(30)	$1,005

	September 30, 2011
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$2	$(1)	$1
United States Government sponsored agencies	17	25	—	25
United States municipalities, states and territories	9	1	—	1
Corporate securities:
Finance, insurance and real estate	155	1,798	(82)	1,716
Manufacturing, construction and mining	19	197	(10)	187
Utilities and related sectors	46	386	(16)	370
Wholesale/retail trade	32	383	(10)	373
Services, media and other	46	448	(12)	436
Hybrid securities	31	501	(51)	450
Non-agency residential mortgage-backed securities	67	398	(23)	375
Commercial mortgage-backed securities	47	357	(18)	339
Asset-backed securities	20	278	(3)	275
Equity securities	12	109	(9)	100

	505	$4,883	$(235)	$4,648

The gross unrealized loss position on the portfolio was $(30) million at September 30, 2012, an improvement from $(235) million at September 30, 2011. The following is a description of the factors causing the change in unrealized losses by investment category as of September 30, 2012:

Corporate/Hybrid securities: Through September 30, 2012, spreads on corporate bonds continued to narrow. Confidence in the unfolding economic recovery along with steps that companies have taken to strengthen their balance sheets as well as maturity profiles have improved the prospects of corporate issuers. Accordingly, the prices of their securities continue to strengthen. Finance, finance-related corporates and hybrids remain the largest component of the $20 million unrealized loss position for corporate securities and hybrids, which in turn is the largest component of the total gross unrealized loss position. As risk premiums have narrowed and sentiment has improved, the total realized loss position has declined from the prior year and represents an even smaller percentage of the total gross loss position. FGL expects spread levels in finance and finance-related names to remain elevated as long as concerns over the Eurozone remain.

Non-agency residential mortgage-backed securities: Prices on FGL’s legacy non-agency residential mortgage-backed security positions remain below amortized cost due to continued challenges in the housing market. However, the unrealized loss position relating to this asset class has declined from $23 million to $4 million as risk aversion has decreased and as home prices have recovered in some of the hardest hit markets. FGL selectively added to its non-agency residential mortgage backed holdings during the year, focusing on NAIC-1 rated securities. The decision to increase exposure to this asset class was predicated by the emerging recovery in housing fundamentals, including an increase in the number of cities that are experiencing year-over-year appreciation in home prices.

Commercial mortgage-backed securities: The portfolio’s commercial mortgage-backed security exposure is concentrated in earlier vintage/higher quality securities. FGL has not made additional investments in this asset class. As spreads narrowed, the unrealized loss position declined from $18 million to $2 million.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of September 30, 2012, were as follows:

	September 30, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Six months or more and less than twelve months	3	$3	$1	$(2)

Total investment grade	3	3	1	(2)

Below investment grade:
Six months or more and less than twelve months	1	1	1	—
Twelve months or greater	1	—	—	—

Total below investment grade	2	1	1	—

Total	5	$4	$2	$(2)

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

At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At September 30, 2012 and 2011, FGL’s watch list included only 9 and 18 securities in an unrealized loss position with an amortized cost of $4 million and $41 million, unrealized losses of $2 million and $9 million, and fair value of $2 million and $32 million, respectively.

There were 9 and 7 structured securities on the watch list as of September 30, 2012 and 2011, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the September 30, 2012 carrying values were fully recoverable.

A summary of FGL’s residential mortgage-backed securities by collateral type and split by NRSRO designation, as well as a separate summary of securities for which FGL has recognized other-than-temporary impairments and those it has not yet recognized any other-than-temporary impairments is as follows as of September 30, 2012 (dollars in millions):

Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value
Other-than-temporary impairment has not been recognized:
Government agency	1	$234	$149	$155
Prime	1	129	116	122
	2	28	27	28
	3	7	6	7
	5	4	4	4
	6	4	4	4
Alternative-A	1	172	109	119
	2	3	3	3
Subprime	1	(53)	181	186
	2	3	13	14
	3	7	6	6
	4	(1)	2	2
Other	1	169	109	118
	2	7	7	7
	3	13	11	12

		$726	$747	$787

Other-than-temporary impairment has been recognized:
Prime	1	$1	$—	$—
Subprime	1	344	27	24
	2	16	1	1
	4	5	—	—
Other	1	6	4	4

		$372	$32	$29

Total by collateral type:
Government agency		$234	$149	$155
Prime		173	157	165
Alternative-A		175	112	122
Subprime		321	230	233
Other		195	131	141

		$1,098	$779	$816

Total by NAIC designation:
1		$1,002	$695	$728
2		57	51	53
3		27	23	25
4		4	2	2
5		4	4	4
6		4	4	4

		$1,098	$779	$816

Exposure to European Sovereign Debt

FGL’s investment portfolio has no direct exposure to European sovereign debt. The exposure to peripheral European financial institutions is limited to obligations of two Spanish banks; all exposures are denominated in U.S. dollars. FGL’s portfolio has exposure to bonds issued by two foreign subsidiaries of the largest Spanish bank, Banco Santander: Banco Santander USA and Banco Santander Chile which had fair values of $37 million and $44 million, respectively, at September 30, 2012. While the parent company of these issuers is in Spain, FGL does not view these particular foreign holdings as vulnerable to any prolonged weakness in the domestic Spanish economy given their focus on business in their home markets, mainly the U.S. and Chile. In addition to Banco Santander, FGL also owns bonds issued by BBVA, the second largest Spanish banking concern, which had a fair value of $29 million at September 30, 2012. These securities are obligations of the domestic subsidiary, and are exposed to the domestic Spanish economy. As such, the ratings on these securities are likely to reflect any changes to the sovereign rating of Spain. With the recovery in capital markets during the past quarter, FGL has seen improvement in pricing of both Banco Santander obligations as well as the BBVA bonds. During Fiscal 2012 FGL recorded a gain of $3 million on the elimination of the portfolio’s exposure to the Italian banking concern Unicredito by the sale of HVB Funding Trust I and III, which were previously written down due to a change of intent to a sell bias.

Available-for-sale securities

For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of September 30, 2012 and 2011, refer to Note 5 to our Consolidated Financial Statements.

Net Investment Income and Net Investment Gains (Losses)

For discussion regarding FGL’s net investment income and net investment gains (losses), refer to Note 5 to our Consolidated Financial Statements.

Concentrations of Financial Instruments

For detail regarding FGL’s concentration of financial instruments, refer to Note 5 to our Consolidated Financial Statements.

Derivatives

For additional information regarding FGL’s derivatives, refer to Note 6 to our Consolidated Financial Statements.

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

Discussion of Consolidated Cash Flows

Summary of Consolidated Cash Flows

	Fiscal Year
Cash provided by (used in):	2012	2011	2010
	(In millions)
Operating activities	$619	$153	$51
Investing activities	(186)	532	49
Financing activities	(99)	194	66
Effect of exchange rate changes on cash and cash equivalents	(1)	1	(7)

Net increase in cash and cash equivalents	$333	$880	$159

Operating Activities

Cash provided by operating activities totaled $619 million for Fiscal 2012 as compared to $153 million for Fiscal 2011. The $466 million improvement was the result of a $202 million increase in cash provided by FGL, a $236 million increase in cash provided by HGI corporate, and a $28 million increase in cash provided by Spectrum Brands.

FGL’s $202 million increase in cash provided from operating activities is primarily due to a $379 million increase in investment income, a decrease of $99 million cash used due to lower level of collateral required for equity option derivatives in the current year, a $63 million decrease in benefits paid and a $12 million increase in insurance premiums and investment product fees, all partially offset by a $222 million increase in policy acquisition and operating expenses and a $124 million increase in transfers of cash to reinsurers relating to reinsurance transactions in the respective periods. The increase in cash provided from FGL’s operating activities is partly due to the inclusion of FGL in our results for the full year in Fiscal 2012 versus only six months in Fiscal 2011. The $63 million decrease in benefits paid in Fiscal 2012 is mostly due to the effects of reinsurance transactions entered into in Fiscal 2011 and early Fiscal 2012.

The $236 million increase at HGI corporate was primarily due to a $135 million increase in excess of sales over purchases of trading securities acquired for resale, the return to us of $49 million that had been posted as collateral for an FGL subsidiary, a decrease in acquisition related costs of $24 million primarily related to the FGL acquisition in Fiscal 2011, a decrease in the use of cash for working capital of $13 million, primarily due to higher accrued expenses, and cash provided by Salus’ operations of $13 million.

The $28 million increase in cash provided at Spectrum Brands was primarily due to an increase of $42 million in income before interest, depreciation and amortization and impairment charges, a $12 million reduction in cash acquisition, integration and restructuring costs and an $11 million decrease in operating cash interest payments, all partially offset by a $21 million increased use of cash for working capital, and use of cash for other items totaling $16 million. The $21 million increase in cash used for working capital and other items was driven by higher inventories, partially offset by lower accounts receivable, higher accounts payable and higher accrued salaries and employee benefit obligations.

Cash provided by operating activities totaled $153 million for Fiscal 2011 compared to $51 million for Fiscal 2010. The $102 million increase in cash provided by operations was the result of higher income from Spectrum Brands’ continuing operations of $105 million, primarily related to the SB/RH Merger; $53 million of cash generated by Spectrum Brands from their working capital, which was primarily driven by lower inventories and partially offset by lower accounts payable; $48 million of cash provided by FGL; $47 million of cash payments for Spectrum Brands’ administrative related reorganization items during Fiscal 2010 which did not recur; and cash used in discontinued operating activities of $11 million during Fiscal 2010 which relates to the shutdown of Spectrum Brands’ line of growing products which did not recur. Partially offsetting these sources was an increased use of $103 million at corporate, which included payments of $49 million for collateral posted on behalf of FGL (returned in October 2011), $22 million of increased acquisition related costs and $18 million for an interest payment on the 10.625% Notes; higher cash interest payments of $29 million at Spectrum Brands related primarily to the 12% Notes which was paid-in-kind during Fiscal 2010; net purchases by HGI of trading securities for resale of $16 million; higher cash acquisition and restructuring costs at Spectrum Brands of $6 million, primarily related to the SB/RH Merger; and other general operating uses of $8 million.

Investing Activities

Cash used in investing activities was $186 million for Fiscal 2012, as compared to cash provided of $532 million for Fiscal 2011. The $718 million decrease in cash provided by investing activities is principally due to a decrease in net cash provided from acquisitions of $869 million, cash used by Salus in originating $181 million of asset-backed loans in Fiscal 2012 and the non-recurrence of a $7 million cash inflow related to the sale of assets held for sale in Fiscal 2011, all partially offset by a $343 million increase in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally due to a reduction of investment purchases with excess cash at HGI corporate. The $869 million decrease in net cash provided from acquisitions relates to the $139 million, net of cash acquired, acquisition of FURminator, Inc., and the $44 million acquisition of Black Flag in Fiscal 2012, as compared to the $695 million of net cash provided from the acquisition of FGL and the $11 million of cash used in the acquisition of Seed Resources, Inc., net of cash acquired, in Fiscal 2011.

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

Financing Activities

Cash used in financing activities was $99 million for Fiscal 2012 compared to cash provided of $194 million for Fiscal 2011. The $293 million decrease in cash provided by financing activities was primarily related to (i) a $386 million decrease in cash provided from the proceeds of our Preferred Stock issuances in Fiscal 2011, (ii) the increased use of cash of $294 million, net, relating to the $270 million repayment in the Fiscal 2012 of the 12% Notes by Spectrum Brands, including a bond call/tender premium, and $254 million of other debt obligations including a $95 million surplus note payable of FGL, compared to the $230 million of term loan repayments, including prepayment penalties in Fiscal 2011, (iii) $85 million of cash used to repurchase Spectrum Brands’ common stock by both HGI and Spectrum Brands, (vi) $32 million of dividends paid by HGI on its Preferred Stock, and (v) a $24 million dividend paid by Spectrum Brands to noncontrolling interests, all partially offset by a $526 million decrease in cash used for redemptions and benefit payments on, net of issuances of, investment contracts including annuity and universal life insurance contracts by FGL.

Net cash provided by financing activities was $194 million during Fiscal 2011 compared to $66 million during Fiscal 2010. The $128 million increase in cash provided by financing activities was primarily related to the issuance of our 10.625% Notes, for which we received $498 million of proceeds, net of original issue discount. In addition, we issued the Preferred Stock, for which we received net proceeds of $386 million. This was partially offset by net cash used by FGL of $465 million relating to net redemptions and benefit payments on investment contracts, including annuity and universal life contracts; and the issuance and repayment of borrowings and an increase in net cash used for financing activities of $276 million by Spectrum Brands in Fiscal 2011 compared to Fiscal 2010. The net cash used by Spectrum Brands of $210 million during Fiscal 2011 is primarily driven by term loan repayments of $230 million, including pre-payment penalty, partially offset by net stock issuances of $26 million. The net cash provided by financing activities of $66 million during Fiscal 2010 is primarily attributable to Spectrum Brands entering into a $750 million Term Loan, issuing a $750 million aggregate principal amount of 9.5% Notes and entering into the $300 million ABL Facility, the proceeds from such financing were used to repay its then-existing senior term credit facility and its then-existing asset based revolving loan facility.

Debt Financing Activities

HGI

On November 15, 2010 and June 28, 2011, we issued $350 million and $150 million, respectively, or $500 million aggregate principal amount of the 10.625% Notes. The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to certain persons in offshore transactions in reliance on Regulation S, but were subsequently registered under the Securities Act. The 10.625% Notes were issued at an aggregate price equal to 99.31% of the principal amount thereof, with a net original issue discount of $3.4 million. Interest on the 10.625% Notes is payable semi-annually through November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, Harbinger F&G LLC (“HFG”), HGI Funding LLC and the securities of other subsidiaries formed since the issuance dates) and our directly held cash and investment securities.

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

The indenture governing the 10.625% Notes (the “Indenture”) contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. These covenants are subject to a number of important exceptions and qualifications. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At September 30, 2012, we were in compliance with all covenants under the 10.625% Notes. The Indenture contains customary events of default which could, subject to certain conditions, cause the 10.625% Notes to become immediately due and payable, including, but not limited to, the failure to make premium or interest payments; failure by us to accept and pay for 10.625% Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following written notice by the Trustee or the holders of at least 25% in aggregate principal amount of the 10.625% Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $25 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $25 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

In order to permit the collateral agent to exercise the remedies under the Indenture and foreclose on the Spectrum Brands common stock pledged as collateral for the 10.625% Notes upon an event of default under the Indenture, on January 7, 2011, simultaneously with the closing of the Spectrum Brands Acquisition, the collateral agent became a party to a stockholder agreement, dated as of February 9, 2010 (the “Spectrum Brands Holdings Stockholder Agreement”), and will, upon an event of default under the Indenture, and subject to certain exceptions, become subject to all of its covenants, terms and conditions to the same extent as HGI prior to such event of default.

Spectrum Brands

At September 30, 2012, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $370 million under the Term Loan, maturing June 17, 2016; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $300 million under the 6.75% Notes, maturing March 15, 2020; and (iv) no amounts currently outstanding under the ABL Facility, expiring May 3, 2016.

At September 30, 2012, Spectrum Brands had aggregate borrowing availability under the ABL Facility of approximately $198 million, net of lender reserves of $8 million and outstanding letters of credit of $25 million.

At September 30, 2012, Spectrum Brands was in compliance with all covenants under the Term Loan credit agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility.

On November 16, 2012, Spectrum Brands Escrow Corp. issued $520 million aggregate principal amount of the 2020 Notes and $570 million aggregate principal amount of the 2022 Notes. The 2020 Notes and the 2022 Notes will be assumed by SBI upon the closing of the Hardware Acquisition. Spectrum Brands intends to use the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as refinance its existing Term Loan with a new $800 million senior secured term loan, which is expected to close concurrently with the Hardware Acquisition.

See Note 29 to our Consolidated Financial Statements for additional information regarding Spectrum Brands’ 2020 Notes and 2022 Notes.

See Note 12 to our Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during Fiscal 2012.

Interest Payments and Fees

In addition to principal payments on the senior credit facilities referred to above, Spectrum Brands has annual interest payment obligations of approximately $90 million under the 9.5% Notes, $20 million under the 6.75% Notes and $19 million under the Term Loan (using market interest rates and foreign exchange rates in effect at September 30, 2012 and assuming no further principal repayments.) Additionally, upon issuance of the 2020 Notes and the 2022 Notes, Spectrum Brands will have annual interest payments of $34 million and $38 million, respectively. Such interest obligations would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and ABL Facility is payable on various interest payment dates as provided in the applicable agreements. Spectrum Brands is required to pay certain fees in connection with its senior credit facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

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

Preferred Stock

On May 13, 2011 and August 5, 2011, we issued 280,000 shares of Series A Preferred Stock and 120,000 shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in the Preferred Stock NAV. As previously discussed, such rate was reduced from 4% to 2% effective April 1, 2012, and then again from 2% to 0% effective September 30, 2012. The accretion rate is expected to remain at zero in future periods, but is subject to adjustment back to 2% or 4% at each future semi-annual re-evaluation date based on the level of the Preferred Stock NAV. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

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

Consent of the holders of Preferred Stock, and in certain cases Fortress individually, is required before any fundamental change can be made to the Preferred Stock, or any material action can be taken with respect thereto.

Subject to certain approval from certain insurance regulatory authorities, so long as the Fortress Purchaser owns at least 50% of the Preferred Stock purchased on the Initial Preferred Stock Issue Date or 10% of our outstanding shares of common stock on an as converted basis, the Fortress Purchaser will have the right to appoint one director, or observer to our board of directors (“Board”), any committee of our Board (except for any special committee formed to consider a related party transaction involving the Fortress Purchaser), and the board of any of our wholly owned subsidiaries on which it does not have a director. Upon a specified breach event (described below) the size of our Board will be increased by one or two directors, depending on whether the Fortress Purchaser has appointed a director to our Board prior to such breach. The Fortress Purchaser, or a majority of Preferred Stock Purchasers if the Fortress Purchaser at that time owns less than a threshold amount, in either shares of our common stock or Preferred Stock, will have the right to appoint one or two directors, reasonably acceptable to our Board.

Subject to meeting certain ownership thresholds, in the event that Mr. Falcone, the Chairman of the Board and our Chief Executive Officer, ceases to have principal responsibility for our investments for a period of more than 90 consecutive days, other than as a result of temporary disability, and the Fortress Purchaser does not approve our proposed business continuity plan (a “Director Addition Event”), the Fortress Purchaser may appoint such number of directors that, when the total number of directors appointed by the Fortress Purchaser is added to the number of independent directors, that number of directors is equal to the number of directors employed by or affiliated with us or Harbinger Capital.

Notwithstanding all of the foregoing, the Fortress Purchaser’s representation on our Board will always be less than or proportionate to its ownership of our securities and must otherwise comply with the rules of the NYSE and certain insurance regulatory authorities.

We are subject to additional restrictions under the Certificate of Designation, including that upon a specified breach event (such as an event of default under the Indenture, our failure to pay any dividends on the Preferred Stock for a period longer than 90 days, our failure to perform certain covenants under the Certificate of Designation or the delisting of our shares of common stock) we will be prohibited from making certain restricted payments, incurring certain debt, and entering into certain agreements to purchase debt or equity interests in portfolio companies of Harbinger Capital or its affiliates (other than HGI) or to sell equity interests in portfolio companies of HGI to Harbinger Capital or its affiliates.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions). The table excludes certain other obligations that have been reflected on our Consolidated Balance Sheet as of September 30, 2012 included in this report.

	Payments Due by Period
	Total	2013	2014 to 2015	2016 to 2017	After 2017
Annuity and universal life products (a)	$18,562	$2,117	$3,955	$3,836	$8,654
Debt, excluding capital lease obligations (b)	2,138	13	16	859	1,250
Interest payments, excluding capital lease obligations (b)	903	184	365	241	113
Capital lease obligations (c)	27	3	5	4	15
Operating lease obligations (d)	177	34	53	41	49
Employee benefit obligations (e)	117	11	21	22	63
Letters of credit (f)	26	19	7	—	—
Unfunded asset-based lending commitments (g)	64	15	49	—	—
Other liabilities (h)	12	—	3	2	7

Total contractual obligations	$22,026	$2,396	$4,474	$5,005	$10,151

(a)

Consists of projected payments through the year 2030 that FGL is contractually obligated to pay to annuity and universal life policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on historical experience.

(b)	For more information concerning debt, see Note 12 to our Consolidated Financial Statements.
(c)	Capital lease payments due by fiscal year include executory costs and imputed interest.
(d)	For more information concerning operating leases, see Note 19 to our Consolidated Financial Statements.
(e)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans through fiscal year 2022 based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 15 to our Consolidated Financial Statements.

(f)	Consists entirely of standby letters of credit that back the performance of certain entities under various credit facilities, insurance policies and lease arrangements.
(g)	Consists entirely of unfunded asset-based lending commitments of Salus.
(h)

At September 30, 2012, our Consolidated Balance Sheet includes $6 million of tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table. We cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months some portion of our unrecognized tax benefits could be recognized.

Shareholder Contingencies

The Master Fund has pledged all of its shares of the HGI’s common stock, together with securities of other issuers to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of the HGI’s common stock. The sale or other disposition of a sufficient number of such shares (including any foreclosure on or sale of the HGI’s shares pledged as collateral) to non-affiliates could cause HGI and its subsidiaries to experience a change of control, which may accelerate certain of the HGI’s and its subsidiaries’ debt instruments and other obligations (including the 10.625% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements. Any such sale or disposition may also cause HGI and its subsidiaries to be unable to utilize certain of their net operating loss and other tax carryforwards for income tax purposes.

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

The seasonality of our net sales during the last three fiscal years is as follows:

Percentage of Annual Net Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2012	2011	2010
December	26%	27%	23%
March	23%	22%	21%
June	25%	25%	25%
September	26%	26%	31%

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure requirements to report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us in Fiscal 2013. We do not expect the guidance to impact our financial statements, as it only requires a change in the format of presentation.

Impairment Testing

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for us for the annual and any interim goodwill impairment tests performed beginning in Fiscal 2013. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Additionally, in July 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for us for the annual and any interim indefinite-lived intangible asset impairment tests performed for Fiscal 2013. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

General

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, (“ASC 740”). Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $158 million on the FGL acquisition or the gain on contingent purchase price reduction of $41 million in Fiscal 2011 and 2012, respectively.

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

In accordance with ASC 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more likely than not that the deferred tax assets will not be realized. We base these judgments on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2012, our consolidated valuation allowance was $660 million. The increase and/or decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2012, we recorded a net reversal of valuation allowances of $142 million. In Fiscal 2011 and 2010, we recorded net charges for the establishment of valuation allowances of $72 million and $93 million, respectively.

We also apply the accounting guidance for uncertain tax positions under ASC 740 which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our reserve for uncertain tax positions totaled $6 million and $9 million as of September 30, 2012 and 2011, respectively.

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

If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $28 million we have accrued as of September 30, 2012, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.

See further discussion in Note 19, Commitments and Contingencies, to our Consolidated Financial Statements.

Consumer Products and Other

Valuation of Embedded Derivative

Our Preferred Stock contains a “down round” provision, whereby the conversion price will be adjusted in the event that we issue certain equity securities at a price lower than the contractual conversion prices of $6.50 for the Series A Preferred Stock or $7.00 for the Series A-2 Preferred Stock. Therefore, in accordance with the guidance in ASC Topic 815, Derivatives and Hedging, this conversion feature required bifurcation and must be separately accounted for as a derivative liability at fair value with any changes in fair value reported in current earnings. We re-measure the fair value of this equity conversion feature on a recurring basis using the Monte Carlo simulation approach, which utilizes various inputs including HGI’s stock price, volatility, risk-free rate and discount yield. The estimated fair value of this equity conversion feature was a liability of $232 million at September 30, 2012 compared to $75 million at September 30, 2011 and $103 million at the respective issuance dates of the Preferred Stock in Fiscal 2011. Although we use a consistent approach to valuing this equity conversion feature on a recurring basis, the use of a different approach or underlying assumptions could have a material effect on the estimated fair value.

See Note 6, Derivative Financial Instruments, Note 7, Fair Value of Financial Instruments, and Note 13, Temporary Equity, to our Consolidated Financial Statements for a more complete discussion of our Preferred Stock and related derivative liability.

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

ASC Topic 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2012, Fiscal 2011 and Fiscal 2010, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded non-cash pretax impairment charges related to certain trade name intangible assets of approximately $32 million in Fiscal 2011 and no impairment charges in Fiscal 2012 and 2010.

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

The fair values of the global batteries & appliances, global pet supplies and home and garden business reporting units exceeded their carry values by 71%, 55% and 30%, respectively, as of the date of the latest annual impairment testing in Fiscal 2012.

See Note 2, Significant Accounting Policies and Practices, and Note 10, Goodwill and Intangibles, to our Notes to Consolidated Financial Statements for more information about our asset impairment determinations.

Insurance and Financial Services

Valuation of Available-for-Sale Securities

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

The following table presents the fair value of fixed maturity and equity securities, available-for-sale, by pricing source and hierarchy level as of September 30, 2012 (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prices via third party pricing services	$930	$15,242	$—	$16,172
Priced via independent broker quotations	—	—	133	133
Priced via other methods	—	—	32	32

Total	$930	$15,242	$165	$16,337

% of total	6%	93%	1%	100%

Management’s assessment of all available data when determining fair value of the available-for-sale securities is necessary to appropriately apply fair value accounting.

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

FGL determines whether other-than-temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and FGL anticipates recovery of all contractual or expected cash flows, FGL does not consider these investments to be other-than- temporarily impaired because it does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of amortized cost, which may be maturity. For equity securities, FGL recognizes an impairment charge in the period in which it does not have the intent and ability to hold the securities until recovery of cost or it determines that the security will not recover to book value within a reasonable period of time. FGL determines what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration.

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

All of FGL’s derivative instruments are recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The change in fair value is recognized in the Consolidated Statements of Operations within “Net investment gains (losses).”

Certain products contain embedded derivatives. The feature in the FIA contracts that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contracts is linked to the performance of various equity indices, represents an embedded derivative. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.

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

See Note 6, Derivative Financial Instruments, and Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.

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

Costs relating to the production of new business are not expensed when incurred but instead are capitalized as DAC. DAC consists principally of commissions and certain costs of policy issuance. Deferred sales inducements (“DSI”), which are accounted for similar to and included with DAC, consist of premium and interest bonuses credited to policyholder account balances. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred.

VOBA and DAC are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.

For annuity products, these costs are being amortized generally in proportion to estimated gross profits from investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. FGL’s estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and FGL’s best estimates of future experience.

Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and recognized gains and losses on investments including credit related other-than-temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits.

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

Equity Price Risk

HGI

HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of September 30, 2012, are all classified as trading within “Short-term investments” in the Condensed Consolidated Balance Sheet. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.

FGL

FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of fixed indexed annuity (“FIA”) contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our earnings. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.

To economically hedge the equity returns on these products, FGL uses a portion of the deposit made by policyholders pursuant to the FIA contracts to purchase derivatives consisting of a combination of call options and future contracts on the equity indices underlying the applicable contracts. FGL’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the derivatives purchased relative to the index credits earned by the FIA contractholders. The derivatives are used to fund the FIA contract index credits and the cost of the options purchased is treated as a component of spread earnings. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a raw hedging loss. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. See Note 6, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For Fiscal 2012, the annual index credits to policyholders on their anniversaries were $126 million. Proceeds received at expiration on options related to such credits were $81 million. The shortfall is funded by FGL’s futures income of $43 million and by a portion of FGL’s investment spread earnings.

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

During periods of increasing interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as indexed universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of FGL’s investment portfolio.

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

Spectrum Brands

Spectrum Brands has bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2012, Spectrum Brands had no outstanding interest rate derivative instruments.

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

In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.

Salus

Salus is exposed to the risk that some of its borrowers may be unable to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce Salus’ earnings.

A detailed description of our methodology for calculating our allowance for loan losses is included in Note 2, Significant Accounting Policies and Practices, to our Consolidated Financial Statements. Salus’ asset-based loans are a financing tool where the loans are primarily based on the value of the borrowers’ available collateral, which is typically accounts receivable, inventory or other such assets. This collateral is viewed as the primary source of repayment of the loans, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. Salus utilizes a loan structure and collateral monitoring technology that continuously focuses on the value of the available collateral, which reduces the risk of loss associated in delayed intervention and/or asset recovery.

As of September 30, 2012, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 56% of the eligible collateral for the loans. See Note 5, Investments, to our Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.

Equity Price Risk — Trading

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of September 30, 2012, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $15 million adverse impact on HGI’s trading portfolio of marketable equity securities. The same hypothetical decline in market prices as of September 30, 2011 would have resulted in an adverse impact of $26 million.

Equity Price Risk — Other

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $24 million and its derivative investments to decrease by approximately $67 million based on equity positions as of September 30, 2012. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. The same hypothetical decline in market prices as of September 30, 2011 would have resulted in a decline of approximately $29 million in the value of FGL’s equity investments and a decline of approximately $2 million in the value of its derivative investments.

As of September 30, 2012, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $38 million. The same hypothetical increase in equity market prices as of September 30, 2011 would have caused the fair value liability to increase by $16 million.

Interest Rate Risk

If interest rates were to increase one percentage point from levels at September 30, 2012, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $931 million, compared to approximately $1.1 billion at September 30, 2011. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) as of September 30, 2012 and 2011 would be a decrease of $485 million and $581 million, respectively, in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at September 30, 2012 and 2011, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $101 million and $97 million, respectively. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.

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

Foreign Exchange Risk

As of September 30, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $36 million. The net impact on reported pretax earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $18 million. The same hypothetical shift in exchange rates as of September 30, 2011 would have resulted in a loss of $45 million. The net impact on reported pretax earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16 million.

Commodity Price Risk

As of September 30, 2012, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $3 million. The net impact on reported pretax earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a loss of $1 million. The same hypothetical shift in commodity prices as of September 30, 2011 would have resulted in a loss of $2 million. The net impact on reported pretax earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1 million.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2012 in accordance with the COSO criteria.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended September 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to January 28, 2013 (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a) List of Documents Filed

1) Financial Statements

See Index to Consolidated Financial Statements on Page F-1 following this Part IV.

2) Financial Statement Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

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

2.3

Unit Purchase and Contribution Agreement dated as of November 5, 2012 by and among EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC, and HGI Energy Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

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

4.2	Form of Exchange Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

Exhibit No.	Description of Exhibits

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

4.7

Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc., adopted on May 12, 2011 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

4.8

Registration Rights Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc., CF Turul LLC, an affiliate of funds managed by Fortress Investment Group LLC or its affiliates, Providence TMT Debt Opportunity Fund II, L.P., PECM Strategic Funding L.P. and Wilton Re Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

4.9

Supplemental Indenture, dated June 22, 2011, to the indenture governing the Company’s 10.625% Senior Secured Notes due 2015, dated November 15, 2010, by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2011 (File No. 1-4219)).

4.10

Second Supplemental Indenture, dated as of June 28, 2011, to the indenture governing the Company’s 10.625% Senior Secured Notes due 2015, dated as of November 15, 2010, by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 28, 2011 (File No. 1-4219)).

4.11

Certificate of Designation of Series A-2 Participating Convertible Preferred Stock of Harbinger Group Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).

4.12

Certificate of Amendment of Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).

10.1†

Zapata Supplemental Pension Plan effective as of April 1, 1992 (incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10.2†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).

Exhibit No.	Description of Exhibits

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

10.12†

Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors or Officers (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 9, 2010 (File No. 1-4219)).

10.13†

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

10.15

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

10.16

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

10.17

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

10.18†

Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).

10.19

Transfer Agreement, dated as of March 7, 2011, between Harbinger Group Inc., a Delaware corporation, and Harbinger Capital Partners Master Fund I, Ltd., a Cayman Islands exempted limited company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2011 (File No. 1-4219)).

10.20

First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, between Harbinger OM, LLC, a Delaware limited liability company, and OM Group (UK) Limited, a private limited company incorporated in England and Wales (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed March 9, 2011 (File No. 1-4219)).

10.21

Letter Agreement, dated April 6, 2011, between OM Group (UK) Limited and Harbinger OM, LLC; Letter Agreement, dated April 6, 2011, from Old Mutual PLC and OM Group (UK) Limited to Harbinger OM, LLC (incorporated herein by reference to Exhibits 2.2 and 2.3 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

10.22

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

10.23

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

10.24†

Employment Agreement, dated as of January 9, 2012, by and between Harbinger Group Inc. and Omar Asali (incorporated herein by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

Exhibit No.	Description of Exhibits

10.25†

Employment Agreement, dated as of January 11, 2012, by and between Harbinger Group Inc. and David M. Maura (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.26†

Harbinger Group Inc. 2011 Omnibus Equity Award Plan, adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.27†

Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.28†

Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Employee Nonqualified Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.29†

Transition Services Agreement dated as of February 15, 2012, by and between Francis T. McCarron and Harbinger Group Inc., (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2012 (File No. 1-4219)).

10.30†

Employment Agreement dated as of February 24, 2012 by and between Harbinger Group Inc., a Delaware corporation, and Thomas A. Williams (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-4219)).

10.31

Temporary Employment Agreement, dated as of July 13, 2012, by and between Richard Hagerup and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2012 (File No. 1-4219)).

10.32†

Employment Agreement dated as of November 1, 2012 by and between Harbinger Group, Inc. and Michael Sena (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2012 (File No. 1-4219)).

10.33

Form of Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP by and among EXCO/HGI GP, LLC, EXCO Holding MLP, Inc. and HGI Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.34

Form of Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC, by and among EXCO Holding MLP, Inc. and HGI Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.35

Appalachia Letter Agreement, dated as of November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, HGI Energy Holdings, LLC and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.36*	Services Agreement, by and between Harbinger Capital Partners LLC and Harbinger Group Inc.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith
**	Furnished herewith

(c) Other Financial Statements. See Index to Financial Statements of certain subsidiaries included pursuant to Rule 3-16 of Regulation S-X on Page S-1 following this Part IV.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbinger Group Inc. (Registrant)

By:	/s/ THOMAS A. WILLIAMS
Thomas A. Williams Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

November 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE Philip A. Falcone	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	November 27, 2012

/s/ THOMAS A. WILLIAMS Thomas A. WIlliams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2012

/s/ RICHARD H. HAGERUP Richard H. Hagerup	Interim Chief Accounting Officer (Principal Accounting Officer)	November 27, 2012

/s/ OMAR M. ASALI Omar M. Asali	President and Director	November 27, 2012

/s/ LAP WAI CHAN Lap Wai Chan	Director	November 27, 2012

/s/ ROBERT V. LEFFLER, JR. Robert V. Leffler, Jr.	Director	November 27, 2012

/s/ KEITH M. HLADEK Keith M. Hladek	Director	November 27, 2012

/s/ THOMAS M. HUDGINS Thomas M. Hudgins	Director	November 27, 2012

/s/ DAVID M. MAURA David M. Maura	Director	November 27, 2012

/s/ ROBIN ROGER Robin Roger	Director	November 27, 2012

Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harbinger Group Inc.:

We have audited the accompanying consolidated balance sheets of Harbinger Group Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, permanent equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements we also audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger Group Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

November 27, 2012

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,
	2012	2011
ASSETS
Consumer Products and Other:
Cash and cash equivalents	$408,889	$321,352
Short-term investments (Note 5)	181,828	350,638
Receivables, net (Note 4)	414,417	394,283
Inventories, net (Note 8)	452,633	434,630
Prepaid expenses and other current assets (Note 17)	86,272	143,654

Total current assets	1,544,039	1,644,557
Properties, net (Note 9)	214,319	206,799
Goodwill (Note 10)	694,245	610,338
Intangibles, net (Note 10)	1,714,929	1,683,909
Deferred charges and other assets (Note 12)	82,141	97,324

	4,249,673	4,242,927

Insurance and Financial Services:
Investments (Notes 5 and 6):
Fixed maturities, available-for-sale, at fair value	16,088,913	15,367,474
Equity securities, available-for-sale, at fair value	248,087	287,043
Derivative investments	200,667	52,335
Asset-backed loans and other invested assets	198,868	44,279

Total investments	16,736,535	15,751,131
Cash and cash equivalents	1,061,822	816,007
Accrued investment income	191,577	212,848
Reinsurance recoverable (Note 20)	2,363,083	1,612,036
Intangibles, net (Note 10)	273,543	457,167
Deferred tax assets (Note 17)	279,636	207,729
Other assets	44,622	291,043

	20,950,818	19,347,961

Total assets	$25,200,491	$23,590,888

LIABILITIES AND EQUITY
Consumer Products and Other:
Current portion of long-term debt (Note 12)	$16,414	$16,090
Accounts payable	325,943	328,635
Accrued and other current liabilities (Note 11)	336,908	317,629

Total current liabilities	679,265	662,354
Long-term debt (Note 12)	2,150,625	2,032,690
Equity conversion feature of preferred stock (Notes 6 and 13)	231,950	75,350
Employee benefit obligations (Note 15)	95,113	89,857
Deferred tax liabilities (Note 17)	382,390	338,679
Other liabilities	31,897	44,957

	3,571,240	3,243,887

Insurance and Financial Services:
Contractholder funds (Note 2)	15,290,475	14,549,970
Future policy benefits (Note 2)	3,614,788	3,598,208
Liability for policy and contract claims	91,082	56,650
Note payable (Note 12)	—	95,000
Other liabilities (Note 11)	714,708	381,597

	19,711,053	18,681,425

Total liabilities	23,282,293	21,925,312

Commitments and contingencies (Note 19)
Temporary equity (Note 13):
Redeemable preferred stock, $0.01 par; 10,000 preferred shares authorized; 400 shares outstanding with aggregate liquidation preference of $626,008 and $607,583 at September 30, 2012 and 2011, respectively	319,225	292,437

Harbinger Group Inc. stockholders’ equity (Note 14):
Common stock, $0.01 par; 500,000 shares authorized; 140,184 shares and 139,346 shares issued and outstanding at September 30, 2012 and 2011, respectively	1,402	1,393
Additional paid-in capital	861,191	872,683
Accumulated deficit	(98,168)	(128,083)
Accumulated other comprehensive income	413,172	149,448

Total Harbinger Group Inc. stockholders’ equity	1,177,597	895,441
Noncontrolling interest	421,376	477,698

Total permanent equity	1,598,973	1,373,139

Total liabilities and equity	$25,200,491	$23,590,888

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2012	2011	2010
Revenues:
Consumer Products and Other:
Net sales	$3,252,435	$3,186,916	$2,567,011

Insurance and Financial Services:
Premiums	55,297	39,002	—
Net investment income (Note 5)	722,733	369,840	—
Net investment gains (losses) (Note 5)	410,000	(166,891)	—
Insurance and investment product fees and other	40,251	48,915	—

	1,228,281	290,866	—

Total revenues	4,480,716	3,477,782	2,567,011

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold (Note 23)	2,136,757	2,058,049	1,645,601
Selling, general and administrative expenses (Notes 2, 15, 16, 19, 22 and 23)	870,755	947,140	760,956

	3,007,512	3,005,189	2,406,557

Insurance and Financial Services:
Benefits and other changes in policy reserves	777,372	247,632	—
Acquisition and operating expenses, net of deferrals	125,685	72,390	—
Amortization of intangibles (Note 10)	160,656	(11,115)	—

	1,063,713	308,907	—

Total operating costs and expenses	4,071,225	3,314,096	2,406,557

Operating income	409,491	163,686	160,454
Interest expense (Note 12)	(251,032)	(249,260)	(277,015)
(Increase) decrease in fair value of equity conversion feature of preferred stock (Note 6)	(156,600)	27,910	—
Bargain purchase gain from business acquisition (Note 22)	—	158,341	—
Gain on contingent purchase price reduction (Note 22)	41,000	—	—
Other expense, net (Notes 2, 5, 6 and 27)	(17,473)	(42,743)	(12,105)

Income (loss) from continuing operations before reorganization items and income taxes	25,386	57,934	(128,666)
Reorganization items expense (Note 24)	—	—	(3,646)

Income (loss) from continuing operations before income taxes	25,386	57,934	(132,312)
Income tax (benefit) expense (Note 17)	(85,282)	50,555	63,195

Income (loss) from continuing operations	110,668	7,379	(195,507)
Loss from discontinued operations, net of tax (Note 25)	—	—	(2,735)

Net income (loss)	110,668	7,379	(198,242)
Less: Net income (loss) attributable to noncontrolling interest	21,112	(34,680)	(46,373)

Net income (loss) attributable to controlling interest	89,556	42,059	(151,869)
Less: Preferred stock dividends and accretion	59,641	19,833	—

Net income (loss) attributable to common and participating preferred stockholders	$29,915	$22,226	$(151,869)

Basic income (loss) per common share attributable to controlling interest (Note 18):
Continuing operations	$0.15	$0.11	$(1.13)
Discontinued operations	—	—	(0.02)

Net income (loss)	$0.15	$0.11	$(1.15)

Diluted income (loss) per common share attributable to controlling interest (Note 18):
Continuing operations	$0.15	$0.09	$(1.13)
Discontinued operations	—	—	(0.02)

Net income (loss)	$0.15	$0.09	$(1.15)

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss) (Note 14)	Treasury Stock	Total Stockholder’s Equity	Noncontrolling Interest	Total Permanent Equity
	Shares	Amount
Balances at September 30, 2009	129,600	$1,296	$723,800	$(70,785)	$6,568	$—	$660,879	$—	$660,879
Net loss	—	—	—	(151,869)	—	—	(151,869)	(46,373)	(198,242)
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(13,561)	—	(13,561)	(8,084)	(21,645)
Translation adjustment	—	—	—	—	395	—	395	12,682	13,077
Other unrealized losses	—	—	—	—	(5,330)	—	(5,330)	(1,276)	(6,606)

Comprehensive loss							(170,365)	(43,051)	(213,416)

Issuance of common stock in merger (Note 22)	88,271	883	574,320	—	—	—	575,203	—	575,203
Issuance of restricted stock	4,056	41	(41)	—	—	—	—	—	—
Unvested restricted stock units, not issued or outstanding	(1,171)	(12)	12	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	(2,207)	(2,207)	—	(2,207)
Stock compensation (Note 16)	—	—	14,032	—	—	—	14,032	2,678	16,710
Capital contributions from a principal stockholder	—	—	491	—	—	—	491	—	491
Retrospective adjustments for common control transaction as of June 16, 2010 (Note 1)	(81,559)	(816)	(456,847)	72,345	6,733	2,207	(376,378)	516,545	140,167

Balances at September 30, 2010	139,197	$1,392	$855,767	$(150,309)	$(5,195)	$—	$701,655	$476,172	$1,177,827
Net income	—	—	—	42,059	—	—	42,059	(34,680)	7,379
Unrealized investment gains, net	—	—	—	—	159,302	—	159,302	—	159,302
Non-credit related other-than-temporary impaiments	—	—	—	—	191	—	191	—	191
Other unrealized gains	—	—	—	—	2,300	—	2,300	2,128	4,428
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(1,662)	—	(1,662)	(373)	(2,035)
Translation adjustment	—	—	—	—	(5,171)	—	(5,171)	(5,436)	(10,607)

Comprehensive income							197,019	(38,361)	158,658

Issuance of subsidiary stock, net	—	—	(377)	—	(317)	—	(694)	27,136	26,442
Exercise of stock options	149	1	416	—	—	—	417	—	417
Stock compensation (Note 16)	—	—	16,573	—	—	—	16,573	13,932	30,505
Subsidiary restricted stock units surrendered	—	—	(1,412)	—	—	—	(1,412)	(1,181)	(2,593)
Capital contributions from a principal stockholder	—	—	1,716	—	—	—	1,716	—	1,716
Preferred stock dividends and accretion	—	—	—	(19,833)	—	—	(19,833)	—	(19,833)

Balances at September 30, 2011	139,346	$1,393	$872,683	$(128,083)	$149,448	$—	$895,441	$477,698	$1,373,139
Net income	—	—	—	89,556	—	—	89,556	21,112	110,668
Unrealized investment gains, net	—	—	—	—	275,602	—	275,602	—	275,602
Non-credit related other-than-temporary impaiments	—	—	—	—	(613)	—	(613)	—	(613)
Other unrealized gains	—	—	—	—	809	—	809	736	1,545
Actuarial adjustments to pension plans (Note 15)	—	—	—	—	(6,601)	—	(6,601)	(5,074)	(11,675)
Translation adjustment	—	—	—	—	(4,420)	—	(4,420)	(4,182)	(8,602)

Comprehensive income							354,333	12,592	366,925

Purchases of subsidiary stock	—	—	(25,975)	—	(1,053)	—	(27,028)	(58,019)	(85,047)
Stock compensation (Note 16)	838	9	16,631	—	—	—	16,640	14,574	31,214
Subsidiary restricted stock units surrendered	—	—	(2,148)	—	—	—	(2,148)	(1,849)	(3,997)
Preferred stock dividends and accretion	—	—	—	(59,641)	—	—	(59,641)	—	(59,641)
Dividend paid by subsidiary	—	—	—	—	—	—	—	(23,620)	(23,620)

Balances at September 30, 2012	140,184	$1,402	$861,191	$(98,168)	$413,172	$—	$1,177,597	$421,376	$1,598,973

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$110,668	$7,379	$(198,242)
Loss from discontinued operations	—	—	(2,735)

Income (loss) from continuing operations	110,668	7,379	(195,507)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Bargain purchase gain from business acquisition	—	(158,341)	—
Gain on contingent purchase price adjustment	(41,000)	—	—
Depreciation of properties	43,984	48,841	54,841
Amortization of intangibles	224,322	46,580	45,920
Stock-based compensation	31,214	30,505	16,710
Intangible asset impairment	—	32,450	—
Amortization of debt issuance costs	12,778	14,968	9,030
Amortization of debt discount	1,293	5,386	18,302
Write off of debt issuance costs on retired debt	2,946	15,420	6,551
Write off of unamortized (premium) discount on retired debt	(466)	8,950	59,162
Deferred income taxes	(153,470)	(16,119)	52,612
Cost of trading securities acquired for sale	(643,763)	(770,453)	—
Proceeds from trading securities sold	766,120	756,986	—
Interest credited/index credits to contractholder account balances	586,814	140,004	—
Collateral returned (posted)	49,339	(148,420)	—
Amortization of fixed maturity discounts and premiums	86,943	59,937	—
Net recognized (gains) losses on investments and derivatives	(231,930)	181,177	—
Charges assessed to contractholders for mortality and administration	(14,932)	(28,358)	—
Deferred policy acquisition costs	(194,900)	(41,152)	—
Cash transferred to reinsurers	(176,770)	(52,585)	—
Administrative related reorganization items	—	—	3,646
Payments for administrative related reorganization items	—	—	(47,173)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	—	34,865
Non-cash interest expense	—	—	24,555
Non-cash restructuring and related charges	5,195	15,143	16,359
Changes in operating assets and liabilities:
Receivables	22,892	12,969	12,702
Inventories	(11,642)	96,406	(66,127)
Prepaid expenses and other current assets	11,338	(14,770)	1,435
Accrued investment income	15,224	1,674	—
Reinsurance recoverable	(89,078)	(39,446)	—
Accounts payable and accrued and other current liabilities	(26,587)	(23,875)	88,594
Future policy benefits	16,580	(6,337)	—
Liability for policy and contract claims	34,432	(3,750)	—
Other operating	181,155	(18,064)	(74,019)

Net cash provided by continuing operating activities	618,699	153,105	62,458
Net cash used in discontinued operating activities	—	—	(11,221)

Net cash provided by operating activities	618,699	153,105	51,237

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	6,206,696	1,699,919	30,094
Cost of investments acquired	(5,972,715)	(1,808,999)	(3,989)
Acquisitions, net of cash acquired	(185,067)	684,417	(2,577)
Asset-backed loans originated	(181,414)	—	—
Capital expenditures	(53,518)	(38,250)	(40,374)
Cash acquired in common control transaction	—	—	65,780
Proceeds from sales of assets	500	7,240	388
Other investing activities, net	(118)	(12,365)	—

Net cash (used in) provided by investing activities	(185,636)	531,962	49,322

Cash flows from financing activities:
Proceeds from issuances of senior notes	517,000	498,459	—
Proceeds from preferred stock issuances, net of issuance costs	—	385,973	—
Proceeds from new senior credit facilities, net of discount	—	—	1,474,755
Repayment of senior subordinated toggle notes, including tender and call premiums	(270,431)	—	—
Payment of extinguished senior credit facilities, including prepayment penalties	—	(230,416)	(1,278,760)
Proceeds from other debt financing, net	392	5,788	13,688
Repayments of other debt	(254,173)	—	(53,456)
Debt issuance costs	(11,231)	(28,823)	(55,024)
Revolving credit facility activity	—	—	(33,225)
Contractholder account deposits	2,040,512	494,956	—
Contractholder account withdrawals	(1,979,558)	(959,961)	—
(Purchases) issuances of subsidiary stock, net	(85,047)	26,442	(2,207)
Dividends paid on preferred stock	(31,670)	—	—
Dividend paid by subsidiary to noncontrolling interest	(23,620)	—	—
Other financing activities, net	(953)	2,134	491

Net cash (used in) provided by financing activities	(98,779)	194,552	66,262

Effect of exchange rate changes on cash and cash equivalents	(932)	909	258
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	—	(8,048)

Net increase in cash and cash equivalents	333,352	880,528	159,031
Cash and cash equivalents at beginning of year	1,137,359	256,831	97,800

Cash and cash equivalents at end of year	$1,470,711	$1,137,359	$256,831

Cash and cash equivalents — Consumer Products and Other	$408,889	$321,352	$256,831
Cash and cash equivalents — Insurance and Financial Services	1,061,822	816,007	—

Total cash and cash equivalents at end of year	$1,470,711	$1,137,359	$256,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$238,605	$190,171	$136,429
Cash paid for income taxes, net	47,232	37,171	36,951

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share figures)

(1) Basis of Presentation and Nature of Operations

Harbinger Group Inc., a Delaware corporation (“HGI” and, collectively with its subsidiaries, the “Company”), is a diversified holding company, the outstanding common stock of which is 92.6% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”). Such common stock ownership by the Principal Stockholders represents a voting interest of 69% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

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

On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the Principal Stockholders. The Principal Stockholders contributed approximately 54.5% of the then outstanding Spectrum Brands common stock to the Company and, in exchange for such contribution, the Company issued to the Principal Stockholders 119,910 shares of its common stock. Subsequently, HGI has directly and indirectly through a wholly-owned subsidiary, acquired additional Spectrum Brands stock. The Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 57.4% and 53.1% at September 30, 2012 and 2011, respectively.

Spectrum Brands is a global and diversified consumer products company and a leading supplier of batteries, small household appliances, specialty pet supplies, home and garden control products, shaving and grooming products, personal care products and portable lighting. Spectrum Brands offers a broad portfolio of brands including Rayovac®, Remington®, VARTA®, George Foreman®, Black & Decker®, Toastmaster®, Farberware®, Tetra®, Marineland®, Nature’s Miracle®, Dingo®, 8-in-1®, FURminator®, Littermaid®, Spectracide®, Cutter®, Repel®, Hot Shot® and Black Flag®. Spectrum Brands trades on the NYSE under the symbol “SPB.”

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

Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held controlling financial interests in both HGI and Spectrum Brands. As a result, the Spectrum Brands Acquisition was considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and was accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although HGI was the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and HGI was not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in the Company’s financial statements to provide a more meaningful presentation of the transaction to the Company’s stockholders. Accordingly, the Company’s financial statements were retrospectively adjusted to reflect as the Company’s historical financial statements, those of SBI prior to June 16, 2010 and the combination of Spectrum Brands, HGI and HGI’s other subsidiaries thereafter. HGI’s assets and liabilities were recorded at the Principal Stockholders’ basis as of June 16, 2010, the date that common control was first established. As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as the Company’s predecessor entity for periods preceding the June 16, 2010 date of the SB/RH Merger. In connection with the Spectrum Brands Acquisition, the Company changed its fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands.

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

In connection with the acquisition of FGL, the Company acquired all of the equity of Front Street Re, Ltd. (“Front Street”) which was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to specialty insurance sectors of fixed, deferred and pay out annuities.

Additionally, the Company formed Salus Capital Partners, LLC (“Salus”), a subsidiary engaged in providing secured asset-based loans to entities across a variety of industries. Commencing December 1, 2011, the financial position and results of operations of Salus are reflected in the “Insurance and Financial Services” sections of the consolidated balance sheet and statement of operations, respectively.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2) Significant Accounting Policies and Practices

Consolidation and Fiscal Year End

The accompanying consolidated financial statements include the accounts of HGI and all other entities in which HGI has a controlling financial interest; including Spectrum Brands (and SBI as its accounting predecessor prior to the SB/RH Merger), FGL, HGI Funding LLC (“HGI Funding”), Salus, Zap.Com and certain wholly-owned non-operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2012, the non-controlling interest component of total equity represents the 42.6% share of Spectrum Brands and the 2.1% share of Zap.Com not owned by HGI. The Company’s fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. References herein to Fiscal 2012, 2011 and 2010 refer to the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Segment Reporting

The Company follows the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities subsequent to the Spectrum Brands Acquisition and the FGL Acquisition. Accordingly, for purposes of the consolidated financial statement information of HGI presented herein, the Company operated in two major business segments, consumer products and, commencing April 6, 2011, insurance. In addition, commencing December 1, 2011, the Company includes the results of Salus in “Other financial services” in the segment data set forth in Note 27.

Revenue Recognition

Net Sales

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectability is deemed reasonably assured. The Company is generally not obligated to allow for, and it’s general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net sales.”

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of “Net sales.”

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of “Net sales” or an increase of “Cost of goods sold,” based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605, “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction of “Net sales” and a corresponding asset is reported in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

Insurance Premiums

FGL’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. FGL’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.

Premium collections for fixed indexed and fixed rate annuities, indexed universal life (“IUL”) policies and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net recognized gains (losses) on investments.

Net Investment Income

Dividends and interest income of FGL and Salus, recorded in “Net investment income,” are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.

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

Net Investment Gains (Losses)

Net investment gains (losses) include realized gains and losses of FGL from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. For the insurance segment, realized gains and losses on the sale of investments are determined using the specific identification method.

Product Fees

Product fee revenue from indexed universal life insurance products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and is assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2012 and 2011, cash and cash equivalents included such cash equivalents of $19,994 and $29,009, respectively, for Consumer Products and Other, and $2,250 and $2,768, respectively, for Insurance and Financial Services.

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

Insurance and Financial Services

FGL’s investments in debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 10) and deferred income taxes. Also included under “Investments” are asset-based loans originated by Salus that it intends to hold in its portfolio and which are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, which are amortized to interest income (included in “Net Investment income”) over the expected life of the loan on a straight-line basis.

Available-for-sale Securities—Other-Than-Temporary Impairments

FGL regularly reviews its available-for-sale securities for declines in fair value that FGL determines to be other-than-temporary. For an equity security, if FGL does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, FGL concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing FGL’s ability and intent to hold an equity security to recovery, FGL considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.

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

FGL recognizes other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	FGL does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	FGL intends to sell a security; or

•	It is more likely than not that FGL will be required to sell a security prior to recovery.

If FGL intends to sell a debt security or it is more likely than not FGL will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, FGL will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If FGL does not intend to sell a debt security or it is more likely than not FGL will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.

When assessing FGL’s intent to sell a debt security or if it is more likely than not FGL will be required to sell a debt security before recovery of its cost basis, FGL evaluates facts and circumstances such as, but not limited to, decisions to reposition FGL’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, FGL calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows FGL expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the debt security was previously impaired.

When evaluating mortgage-backed securities and asset-backed securities, FGL considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. FGL uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, FGL then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on FGL’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for other-than-temporary impairments by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. FGL also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.

Asset-backed Loans—Allowance for Credit Losses

Asset-backed loans originated by Salus that are intended to be held in its portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2012, Salus has no delinquent loans. Salus generally has a cash dominion provision in its loans whereby all cash generated by its borrowers is swept into a concentration account to pay down each loan on a daily or weekly basis. In instances where Salus believes that it may not be able to collect the entirety of a loan’s principal, interest payments are applied to principal.

The allowance for credit losses represents Salus’ estimate of probable losses inherent in its lending activities and is initially established upon origination of a loan. The allowance for credit losses does not include amounts related to accrued interest receivable, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Salus regularly evaluates the adequacy of the allowance for credit losses on a combined loan basis. Salus will charge loans off against its allowance for credit losses when it becomes evident that Salus will not fully collect the balance of the loan. The provision for credit losses related to the loan portfolio is charged to “Acquisition and operating expenses, net of deferrals” in the Consolidated Statements of Operations.

Included in the allowance for credit losses are reserves that are maintained to cover uncertainties that affect Salus’ estimate of probable losses, including domestic and global economic uncertainty and large single name defaults. This collective allowance for credit losses is calculated using loss rates delineated by risk rating and loan type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. If necessary, a specific allowance is also established for loans if they are deemed to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that Salus will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as potentially impaired, management measures impairment based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate. Impaired loans may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan losses.

Derivative Financial Instruments

Consumer Products and Other

Derivative financial instruments are used by the Company’s consumer products segment principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

The Company has outstanding Preferred Stock that contain a conversion feature (see Note 13). If the Company were to issue certain equity securities at a price lower than the conversion price of the respective Preferred Stock, the conversion price would be adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). Therefore, in accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature is considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative has been bifurcated from the host contracts as of the respective issuance dates, marked to fair value and included in “Equity conversion feature of preferred stock” in the “Consumer Products and Other” sections of the accompanying Consolidated Balance Sheets with the change in fair value shown separately in the Consolidated Statements of Operations. The Company valued the conversion feature using the Monte Carlo simulation approach, as discussed further in Note 6.

Insurance and Financial Services

The Company’s insurance segment hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.

FGL purchases and issues financial instruments and products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.

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

The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method.

Properties

Properties are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Building and improvements depreciable lives are 20-40 years and machinery, equipment and other depreciable lives are 2-15 years. Properties held under capitalized leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and is included in depreciation expense.

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

Goodwill and Intangibles

Consumer Products

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting following SBI’s emergence from Chapter 11 of the U.S. Bankruptcy Code, intangible assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 1 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. ASC Topic 350, “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2012, 2011 and 2010, Spectrum Brands’ goodwill and trade name intangibles were tested for impairment as of the August financial period end, the annual testing date for Spectrum Brands, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred (see Note 10).

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

The methodology for determining the amortization of VOBA and DAC varies by product type. For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. US GAAP requires that assumptions for these types of products not be modified unless recoverability testing deems them to be inadequate. VOBA and DAC amortization are reported within “Amortization of intangibles” in the accompanying Consolidated Statements of Operations.

VOBA and DAC for IUL and investment-type products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains (losses) on investments.

Changes in assumptions can have a significant impact on VOBA and DAC balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA and DAC balances, FGL performs quarterly and annual analyses of VOBA and DAC for the annuity and indexed universal life businesses. The VOBA and DAC balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of VOBA and DAC reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, FGL performs a retrospective unlocking of VOBA and DAC amortization as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statements of Operations.

For investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.

Reinsurance

FGL’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums and benefits are reported net of insurance ceded.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $158,341 on the FGL Acquisition or the gain on contingent purchase price reduction of $41,000 in Fiscal 2011 and 2012, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax (benefit) expense” in the accompanying Consolidated Statements of Operations.

Contractholder Funds and Future Policy Benefits

The liabilities for contractholder funds and future policy benefits for investment contracts and IUL policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges. Investment contracts include FIAs, deferred annuities and immediate annuities without life contingencies. The liabilities for future insurance contract benefits and claim reserves for traditional life policies and pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Assumptions for contracts in-force as of the FGL Acquisition Date were updated as of that date.

Liabilities for the secondary guarantees on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of VOBA and DAC. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of VOBA and DAC.

FIA contracts are equal to the total of the policyholder account values before surrender charges, and additional reserves established on certain features offered that link interest credited to an equity index. These features create an embedded derivative that is not clearly and closely related to the host insurance contract. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.

Federal Home Loan Bank of Atlanta Agreements

Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by FGL to the FHLB.

Funding agreements were issued to the FHLB in 2003, 2004, 2005 and 2011. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the

FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $364,140 and $169,580 at September 30, 2012 and 2011, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.

In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $390,563 and $191,331 at September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and 2011, accumulated (losses) gains related to foreign currency translation adjustments of $(129) and $4,448 (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $1,654, $3,370 and $13,336 for Fiscal 2012, 2011 and 2010, respectively, are included in “Other expense, net” in the accompanying Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs, which are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company incurred shipping and handling costs of $198,152, $201,480 and $161,148 during Fiscal 2012, 2011 and 2010, respectively.

Advertising Costs

Advertising costs, which are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements. The Company incurred advertising costs of $20,706, $30,673 and $37,520 during Fiscal 2012, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs are charged to “Selling, general and administrative expenses” in the period they are incurred. The Company incurred research and development costs of $33,087, $32,901 and $31,013 during Fiscal 2012, 2011 and 2010, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related other-than-temporary impairments on investment securities of the insurance segment classified as available-for-sale. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company did not provide income taxes on currency translation adjustments prior to Fiscal 2012, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2012, earnings from international subsidiaries are no longer considered to be permanently reinvested by the Company. Net unrealized gains and losses on investment securities classified as available-for-sale by FGL are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized (see Note 14).

Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of properties and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Restructuring and related charges are reflected in “Cost of goods sold” and “Selling, general and administrative expenses” as applicable (see Note 23).

Benefits and Other Changes in Policy Reserves

Benefit expenses for deferred annuity, FIA and IUL policies include benefit claims incurred during the period in excess of contract account balances. Other changes in policy reserves also include the change in reserves for life insurance products with secondary guarantee benefits. For traditional life, policy benefit claims are charged to expense in the period that the claims are incurred.

Reclassifications and Retrospective Adjustments

Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. As discussed further in Note 22, in Fiscal 2012 the Company finalized the provisional acquisition accounting balances for the FGL Acquisition, resulting in retrospective adjustments which increased the bargain purchase gain and net income by $7,264 in Fiscal 2011.

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure requirements to report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the fiscal year ending September 30, 2013. The Company does not expect the guidance to impact its consolidated financial statements, as such guidance only requires a change in the format of presentation.

Impairment Testing

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed beginning in the fiscal year ending September 30, 2013. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

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

The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Notes 17 and 22), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 5, 6 and 7), (3) other-than-temporary impairments of available-for-sale investments (see Note 5), (4) fair value of equity conversion feature of preferred stock (see Note 7), (5) estimates of reserves for loss contingencies, including litigation, regulatory and environmental reserves (see Note 19), (6) valuation and impairment recognition for long-lived assets including properties, goodwill and intangibles (see Note 10) and (7) VOBA and DAC amortization (see Notes 2 and 10).

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

The Company’s consumer products segment has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 23%, 24% and 22% of the Company’s “Net sales” during Fiscal 2012, 2011 and 2010, respectively. This major customer also represented approximately 13% and 16% of the Company’s trade accounts receivable, net as of September 30, 2012 and 2011, respectively (see Note 4).

Approximately 46%, 44% and 44% of the Company’s “Net sales” during Fiscal 2012, 2011 and 2010, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Concentrations of Financial Instruments

As of September 30, 2012, the Company’s most significant investment in one industry was FGL’s investment securities in the banking industry with a fair value of $2,000,355, or 12%, of the invested assets portfolio. FGL’s holdings in this industry includes investments in 118 different issuers with the top ten investments accounting for 36% of the total holdings in this industry. As of September 30, 2012, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $233,318 and $121,629, or approximately 1% of FGL’s invested assets. As of September 30, 2012 and 2011, the Company had investments in 8 and 19 issuers that exceeded 10% of stockholders’ equity with a fair value of $1,081,955 and $2,126,380, or 6% and 13% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2012 and 2011 had a fair value of $152,876 and $159,265, or approximately 1% of the invested assets portfolio.

Concentrations of Financial and Capital Markets Risk

Financial markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years, due largely to the stresses affecting the global banking system. Like other life insurers, FGL has been adversely affected by these conditions. FGL is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which have had an adverse effect on FGL’s results of operations, financial condition and liquidity prior to the FGL Acquisition. As discussed further in the following paragraph regarding risk factors, FGL expects to continue to face challenges and uncertainties that could adversely affect FGL’s results of operations and financial condition.

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

Concentration of Reinsurance Risk

FGL has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 20) that could have a material impact on FGL’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of September 30, 2012, the net amount recoverable from Wilton Re was $1,317,114. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Receivables

Receivables, net consist of the following:

	September 30,
	2012	2011
Trade accounts receivable	$357,171	$370,733
Contingent purchase price reduction receivable (Note 22)	41,000	—
Other receivables	38,116	37,678

	436,287	408,411
Less: Allowance for doubtful trade accounts receivable	21,870	14,128

	$414,417	$394,283

The following is an analysis of the allowance for doubtful trade accounts receivable:

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments	Balance at End of Period
Fiscal 2012	$14,128	$7,742	$—	$—	$21,870
Fiscal 2011	4,351	9,777	—	—	14,128
Fiscal 2010	1,011	3,340	—	—	4,351

(5) Investments

Consumer Products and Other

The Company’s short-term investments are summarized as follows:

	September 30,
	2012	2011
Trading:
Marketable equity securities	$146,842	$262,085
Marketable debt securities	—	12,665

	146,842	274,750

Held to maturity:
U.S. Treasury securities	34,735	75,638
Certificate of deposit	251	250

	34,986	75,888

Total short-term investments	$181,828	$350,638

There were $45,004 and $44,030 of net unrealized losses recognized in “Short-term investments” that relate to trading securities held at September 30, 2012 and 2011, respectively.

Insurance and Financial Services

Investments of FGL and Salus at September 30, 2012 and 2011 are summarized as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$1,010,938	$18,553	$(1,609)	$1,027,882
Commercial mortgage-backed securities	520,043	36,178	(2,407)	553,814
Corporates	10,211,804	807,175	(9,968)	11,009,011
Equities	237,499	11,860	(1,272)	248,087
Hybrids	519,009	18,836	(9,550)	528,295
Municipals	1,083,231	141,854	(1,090)	1,223,995
Agency residential mortgage-backed securities	149,455	5,769	(334)	154,890
Non-agency residential mortgage-backed securities	629,122	35,799	(4,262)	660,659
U.S. Government	917,452	12,915	—	930,367

Total available-for-sale securities	15,278,553	1,088,939	(30,492)	16,337,000
Derivative investments	142,123	66,973	(8,429)	200,667
Asset-backed loans and other invested assets	198,868	—	—	198,868

Total investments	$15,619,544	$1,155,912	$(38,921)	$16,736,535

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in AOCI were cumulative unrealized gains of $851 and $524 and unrealized losses of $1,880 and $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at September 30, 2012 and 2011, respectively.

Securities held on deposit with various state regulatory authorities had a fair value of $20,692 and $17,867 at September 30, 2012 and 2011, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2012
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$700,491	$703,931
Due after one year through five years	3,230,602	3,324,453
Due after five years through ten years	3,692,333	3,995,811
Due after ten years	4,972,233	5,532,389

Subtotal	12,595,659	13,556,584
Other securities which provide for periodic payments:
Asset-backed securities	1,010,938	1,027,882
Commercial-mortgage-backed securities	520,043	553,814
Structured hybrids	135,837	135,084
Agency residential mortgage-backed securities	149,455	154,890
Non-agency residential mortgage-backed securities	629,122	660,659

Total fixed maturity available-for-sale securities	$15,041,054	$16,088,913

As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage backed securities above, FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2012. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL’s management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$169,794	$(1,042)	$7,533	$(567)	$177,327	$(1,609)
Commercial-mortgage-backed securities	813	(853)	10,716	(1,554)	11,529	(2,407)
Corporates	411,310	(8,124)	45,482	(1,844)	456,792	(9,968)
Equities	—	—	44,513	(1,272)	44,513	(1,272)
Hybrids	13,407	(339)	107,707	(9,211)	121,114	(9,550)
Municipals	71,160	(1,090)	—	—	71,160	(1,090)
Agency residential mortgage-backed securities	1,754	(199)	6,110	(135)	7,864	(334)
Non-agency residential mortgage-backed securities	12,853	(289)	101,777	(3,973)	114,630	(4,262)

Total available-for-sale securities	$681,091	$(11,936)	$323,838	$(18,556)	$1,004,929	$(30,492)

Total number of available-for-sale securities in an unrealized loss position		100		56		156

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$275,135	$(2,770)	$—	$—	$275,135	$(2,770)
Commercial-mortgage-backed securities	338,865	(18,163)	—	—	338,865	(18,163)
Corporates	3,081,556	(130,352)	—	—	3,081,556	(130,352)
Equities	99,772	(9,033)	—	—	99,772	(9,033)
Hybrids	450,376	(51,055)	—	—	450,376	(51,055)
Municipals	1,137	(7)	—	—	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)	—	—	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)	—	—	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)	$—	$—	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position		505				505

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition Date, no individual securities had been in a continuous unrealized loss position greater than twelve months as of September 30, 2011.

At September 30, 2012 and 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and hybrids. Total unrealized losses were $30,492 and $234,795 at September 30, 2012 and 2011, respectively. Exposure to finance-related holdings represents the largest component of the unrealized loss position in the portfolio, as spreads for holdings in this industry sector remain above historical levels. Similar risk aversion effects have impacted prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities. FGL has added to its non-agency residential mortgage-backed holdings during the year by purchasing securities with an “A” credit rating or above at discounts. As of September 30, 2012, these securities were in an unrealized gain position. FGL has not added to its commercial mortgage-backed security exposure. The improvement in unrealized loss positions in corporate debt instruments from September 30, 2011 to September 30, 2012 was primarily a result of improving conditions for corporate issues.

The combination of ongoing liquidity efforts by global central banks to stem contagion from a Eurozone slowdown, and accommodative monetary policy (especially in the U.S.) that is keeping base interest rates low, helped drive strong performance in risk assets in the September 2012 quarter. The prices of securities exposed to the residential real estate market in the U.S. also increased, which management believes is a result of the decline in risk aversion and data indicating that the housing market in the U.S. has begun to improve.

At September 30, 2012 and 2011, securities with a fair value of $1,192 and $31,320, respectively, were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. The improvement in unrealized loss positions from September 30, 2011 is primarily due to two factors: (i) securities at depressed prices were sold over the past fiscal year, reducing the size of holdings in an unrealized loss position and (ii) improving risk sentiment has lifted the market prices of investment grade bonds. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL at September 30, 2012 and 2011, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Year Ended September 30,
	2012	2011
Beginning balance	$667	$—
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	112	—
Other-than-temporary impairment was not previously recognized	1,902	667

Ending balance	$2,681	$667

For the year ended September 30, 2012, FGL recognized impairment losses in operations totaling $22,807, including credit impairments of $5,712 and change-of-intent impairments of $17,095, as well as non-credit losses in other comprehensive income totaling $1,529, for investments which experienced other-than-temporary impairments and had an amortized cost of $162,349 and a fair value of $138,013 at the time of impairment. For the year ended September 30, 2011, FGL recognized impairment losses in operations totaling $17,966, including credit impairments of $5,059 and change-of-intent impairments of $12,907, as well as non-credit gains totaling $500 in other comprehensive income, for investments which experienced other-than-temporary impairments and had an amortized cost of $103,312 and a fair value of $85,846 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in operations and included in net realized gains on securities were as follows:

	Year Ended September 30,
	2012	2011
Other-than-temporary impairments recognized in net income:
Commercial mortgage-backed securities	$—	$20
Corporates	4,116	1,462
Equities	—	11,007
Hybrids	9,688	—
Non-agency residential mortgage-backed securities	7,531	5,059
Other invested assets	1,472	418

Total other-than-temporary impairments	$22,807	$17,966

Asset-backed Loans

Salus’ portfolio of asset-backed loans receivable, included in “Asset-backed loans and other invested assets” in the Consolidated Balance Sheet as of September 30, 2012, consisted of the following:

September 30, 2012
Asset-backed loans, by major industry:
Wholesale	$77,217
Apparel	70,073
Jewelry	27,829
Other	6,295

Total asset-backed loans	181,414
Allowance for credit losses	1,360

Total asset-backed loans, net	$180,054

As further discussed in Note 2, Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the year ended September 30, 2012:

Year Ended September 30, 2012
Allowance for credit losses:
Balance at beginning of year	$—
Provision for credit losses	1,360
Charge-offs	—
Recoveries	—

Balance at end of year	$1,360

Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2012, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of September 30, 2012, Salus had no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

Salus’ internal loan ratings provide information about the credit quality of its asset-based lending borrowers, and its risk of potential loss. The following tables present information about the credit quality of Salus’ asset-based loan portfolio, based on National Association of Insurance Commissioners (“NAIC”) risk rating, as of September 30, 2012:

Asset-backed loans, by credit quality rating:

NAIC Designation	Credit Equivalent Rating	September 30, 2012	Percent of Total
1	AAA/AA/A	$75,737	42%
2	BBB	94,901	52%
3	B	10,773	6%
Not rated		3	—

	Total asset-backed loans	$181,414	100%

Net Investment Income

The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended September 30,
	2012	2011
Fixed maturity available-for-sale securities	$707,132	$364,771
Equity available-for-sale securities	13,966	10,190
Invested cash and short-term investments	4,921	129
Policy loans	707	1,511
Other investments	7,736	326

Gross investment income	734,462	376,927
External investment expense	(11,729)	(7,087)

Net investment income	$722,733	$369,840

Net Investment Gains (Losses)

Details underlying “Net investment gains (losses)” reported in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended September 30,
	2012	2011
Net realized gains on fixed maturity available-for-sale securities	$264,408	$16,912
Realized gains (losses) on equity securities	924	(10,977)

Net realized gains on securities	265,332	5,935

Realized losses on certain derivative instruments	(10,280)	(44,776)
Unrealized gains (losses) on certain derivative instruments	156,332	(125,976)

Change in fair value of derivatives	146,052	(170,752)

Realized losses on other invested assets	(1,384)	(2,074)

Net investment gains (losses)	$410,000	$(166,891)

Additional detail regarding the net investment losses is as follows:

	Year Ended September 30,
	2012	2011
Total other-than-temporary impairments	$(24,336)	$(17,466)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	(1,529)	500

Net other-than-temporary impairments	(22,807)	(17,966)
Gains (losses) on derivative instruments	146,052	(170,752)
Other realized investment gains	286,755	21,827

Net investment gains (losses)	$410,000	$(166,891)

For the years ended September 30, 2012 and 2011, proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 15 totaled $4,602,958 and $1,803,964, gross gains on such sales totaled $295,923 and $41,989 and gross losses totaled $13,842 and $17,109, respectively.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities above were $22,807 and $17,966 for the year ended September 30, 2012 and 2011, respectively. The portion of other-than-temporary impairments recognized in AOCI is disclosed in Note 14.

Cash flows from consolidated investing activities by security classification were as follows:

	Year Ended September 30,
	2012	2011	2010
Proceeds from investments sold, matured or repaid:
Available-for-sale	$5,833,423	$1,482,195	$—
Held-to-maturity	109,636	101,755	30,094
Trading (acquired for holding)	106,074	29,532	—
Derivatives and other	157,563	86,437	—

	$6,206,696	$1,699,919	$30,094

Cost of investments acquired:
Available-for-sale	$5,640,090	$1,285,951	$—
Held-to-maturity	68,733	123,428	3,989
Trading	122,289	332,715	—
Derivatives and other	141,603	66,905	—

	$5,972,715	$1,808,999	$3,989

(6) Derivative Financial Instruments

Consumer Products and Other

The fair value of outstanding derivative contracts recorded in the “Consumer Products and Other” sections of the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Asset Derivatives	Classification	2012	2011
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$985	$274
Commodity contracts	Deferred charges and other assets	1,017	—
Foreign exchange contracts	Receivables	1,194	3,189

Total asset derivatives designated as hedging instruments		3,196	3,463
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	41	—

Total asset derivatives		$3,237	$3,463

		September 30,
Liability Derivatives	Classification	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued and other current liabilities	—	708
Commodity contracts	Accounts payable	9	1,228
Commodity contracts	Other liabilities	—	4
Foreign exchange contracts	Accounts payable	3,063	2,698

Total liability derivatives designated as hedging instruments		3,072	5,884
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	3,967	10,945
Foreign exchange contracts	Other liabilities	2,926	12,036
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	231,950	75,350

Total liability derivatives		$241,915	$104,215

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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges in the accompanying Consolidated Statements of Operations, and within AOCI, for the years ended September 30, 2012, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)					Location of Gain (Loss) Recognized in Income on Derivatives
Year Ended September 30,	2012	2011	2010	2012	2011	2010	2012	2011		2010
Commodity contracts	$1,606	$(1,750)	$3,646	$(1,148)	$2,617	$719	$94	$(47)		$(1)		Cost of goods sold Interest expense Net sales Cost of goods sold
Interest rate contracts	15	(88)	(13,955)	(864)	(3,319)	(4,439)	—	(205	) (a)	(6,112	) (b)
Foreign exchange contracts	61	(487)	(752)	(474)	(131)	(812)	—	—		—
Foreign exchange contracts	(3,506)	(3,667)	(4,560)	(611)	(12,384)	2,481	—	—		—

Total	$(1,824)	$(5,992)	$(15,621)	$(3,097)	$(13,217)	$(2,051)	$94	$(252)		$(6,113)

(a)	Reclassified from AOCI associated with the prepayment of portions of Spectrum Brands’ senior credit facility (see Note 12).
(b)	Includes $(4,305) reclassified from AOCI associated with the refinancing of Spectrum Brands’ senior credit facility (see Note 12).

Fair Value Contracts and Other

For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the years ended September 30, 2012, 2011 and 2010, the Company recognized the following gains (losses) on those derivatives:

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Year Ended September 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2010	Location of Gain ( Loss) Recognized in Income on Derivatives
Commodity contracts	$—	$—	$153	Cost of goods sold
Foreign exchange contracts	5,916	(5,052)	(42,039)	Other expense, net
Equity conversion feature of preferred stock	(156,600)	27,910	—	(Increase) decrease in fair value of equity conversion feature of preferred stock

Total	$(150,684)	$22,858	$(41,886)

Additional Disclosures

Cash Flow Hedges

Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2012, Spectrum Brands did not have any interest rate swaps outstanding. At September 30, 2011, Spectrum Brands had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt (exclusive of lender spreads) as follows: 2.25% for a notional principal amount of $200,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. During Fiscal 2010, in connection with the refinancing of its senior credit facilities, Spectrum Brands terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $(3,499) which was recognized as an adjustment to interest expense. At September 30, 2012, there were no unrecognized gains or losses related to interest rate swaps recorded in AOCI. The derivative net (loss) on the U.S. dollar swap contracts recorded in AOCI at September 30, 2011 was $(467), net of tax benefit of $0 and noncontrolling interest of $412.

In connection with the SB/RH Merger and the refinancing of Spectrum Brands’ existing senior credit facilities associated with the closing of the SB/RH Merger, Spectrum Brands assessed the prospective effectiveness of its interest rate cash flow hedges during Fiscal 2010. As a result, during Fiscal 2010, Spectrum Brands ceased hedge accounting and recorded a loss of $(1,451) as an adjustment to interest expense for the change in fair value of its U.S. dollar swaps from the date of de-designation until the U.S. dollar swaps were re-designated. Spectrum Brands also evaluated whether the amounts recorded in AOCI associated with the forecasted U.S. dollar swap transactions were probable of not occurring and determined that occurrence of the transactions was still reasonably possible. Upon the refinancing of then existing senior credit facility associated with the closing of the SB/RH Merger, Spectrum Brands re-designated the U.S. dollar swaps as cash flow hedges of certain scheduled interest rate payments on its new $750,000 U.S. dollar term loan expiring June 17, 2016.

Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold.”

At September 30, 2012, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2013 with a contract value of $202,453. At September 30, 2011, it had a series of foreign exchange derivative contracts outstanding through September 30, 2012 with a contract value of $223,417. The derivative net (loss) on these contracts recorded in AOCI at September 30, 2012 was $(809), net of tax benefit of $565 and noncontrolling interest of $600. The derivative net gain on these contracts recorded in AOCI at September 30, 2011 was $126, net of tax expense of $148 and noncontrolling interest of $112. At September 30, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $(809), net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2012, Spectrum Brands had a series of such swap contracts outstanding through September 2014 for 15 tons of raw materials with a contract value of $29,207. At September 30, 2011, it had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. The derivative net gain on these contracts recorded in AOCI at September 30, 2012 was $934, net of tax expense of $320 and noncontrolling interest of $693. The derivative net (loss) on these contracts recorded in AOCI at September 30, 2011 was $(364), net of tax benefit of $121 and noncontrolling interest of $322. At September 30, 2012, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next twelve months is $457, net of tax and noncontrolling interest.

Fair Value Contracts

Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic fair value hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2012 and 2011, Spectrum Brands had $172,581 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Credit Risk

Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with two foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was $46 and $18 at September 30, 2012 and 2011, respectively.

Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2012 and 2011, Spectrum Brands had posted cash collateral of $50 and $418, respectively, related to such liability positions. At September 30, 2012, Spectrum Brands had no standby letters of credit, compared to posted letters of credit of $2,000 at September 30, 2011, related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Consolidated Balance Sheets.

Insurance and Financial Services

The carrying amounts (which equal fair value) of derivative instruments of FGL, including derivative instruments embedded in FIA contracts, is as follows:

	Year Ended September 30,
	2012	2011
Assets:
Derivative investments:
Call options	$200,667	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,550,805	$1,396,340
Other liabilities:
Futures contracts	928	3,828
Available-for-sale embedded derivative	—	400

	$1,551,733	$1,400,568

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended September 30,
	2012	2011
Revenues:
Net investment gains (losses):
Call options	$100,030	$(142,665)
Futures contracts	46,022	(28,087)

	146,052	(170,752)
Net investment income:
Available-for-sale embedded derivatives	400	19

	$146,452	$(170,733)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$154,465	$(69,968)

Additional Disclosures

FIA Contracts

FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard and Poor’s (“S&P”) 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of benefits and other changes in policy reserves in the Consolidated Statements of Operations.

FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains (losses).” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2012		September 30, 2011
Counterparty	Credit Rating (Moody’s/S&P)	Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa2/A-	$1,884,047	$64,101	$1,692,142	$14,637
Deutsche Bank	A2/A+	1,816,532	61,704	1,463,596	11,402
Morgan Stanley	Baa1/A-	1,634,686	51,630	1,629,247	15,373
Royal Bank of Scotland	Baa1/A-	353,875	19,595	—	—
Barclay’s Bank	A2/A+	131,255	3,081	385,189	4,105
Credit Suisse	A2/A	10,000	556	327,095	2,785
Nomura	Baa2/A	—	—	107,000	4,033

		$5,830,395	$200,667	$5,604,269	$52,335

Collateral Agreements

FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2012 and 2011, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $200,667 and $52,335 at September 30, 2012 and 2011, respectively.

FGL held 2,835 and 2,458 futures contracts at September 30, 2012 and 2011, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the “Insurance and Financial Services” sections of the Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $9,820 at both September 30, 2012 and 2011.

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, are summarized according to the hierarchy previously described as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Consumer Products and Other
Cash and cash equivalents	$408,889	$—	$—	$408,889	$408,889
Contingent purchase price reduction receivable	—	—	41,000	41,000	41,000
Short-term investments (including related interest receivable of $5)
Equity securities — trading	146,842	—	—	146,842	146,842
Fixed maturity securities — held-to-maturity	—	35,000	—	35,000	34,991
Derivatives:
Foreign exchange forward agreements	—	1,235	—	1,235	1,235
Commodity swap and option agreements	—	2,002	—	2,002	2,002

Insurance and Financial Services
Cash and cash equivalents	1,059,572	2,250	—	1,061,822	1,061,822
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,012,027	15,855	1,027,882	1,027,882
Commercial mortgage-backed securities	—	548,791	5,023	553,814	553,814
Corporates	—	10,873,715	135,296	11,009,011	11,009,011
Hybrids	—	519,422	8,873	528,295	528,295
Municipals	—	1,223,995	—	1,223,995	1,223,995
Agency residential mortgage-backed securities	—	154,890	—	154,890	154,890
Non-agency residential mortgage-backed securities	—	660,659	—	660,659	660,659
U.S. Government	930,367	—	—	930,367	930,367
Equity securities — available-for-sale	—	248,087	—	248,087	248,087
Derivative financial instruments	—	200,667	—	200,667	200,667
Asset-backed loans and other invested assets	—	—	198,868	198,868	198,868

Total financial assets	$2,545,670	$15,482,740	$404,915	$18,433,325	$18,433,316

Liabilities
Consumer Products and Other
Total debt	$524,000	$1,804,831	$—	$2,328,831	$2,167,039
Derivatives:
Foreign exchange forward agreements	—	9,956	—	9,956	9,956
Commodity swap and option agreements	—	9	—	9	9
Equity conversion feature of preferred stock	—	—	231,950	231,950	231,950
Redeemable preferred stock, excluding equity conversion feature	—	—	368,880	368,880	319,225

Insurance and Financial Services
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,550,805	1,550,805	1,550,805
Futures contracts	—	928	—	928	928
Investment contracts, included in contractholder funds	—	—	12,271,882	12,271,882	13,739,670

Total financial liabilities	$524,000	$1,815,724	$14,423,517	$16,763,241	$18,019,582

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Consumer Products and Other
Cash and cash equivalents	$321,352	$—	$—	$321,352	$321,352
Short-term investments (including related interest receivable of $9)
Equity securities — trading	238,062	24,023	—	262,085	262,085
Fixed maturity securities — held to maturity	—	75,899	—	75,899	75,897
Fixed maturity securities — trading	—	12,665	—	12,665	12,665
Derivatives:
Foreign exchange forward agreements	—	3,189	—	3,189	3,189
Commodity swap and option agreements	—	274	—	274	274

Insurance and Financial Services
Cash and cash equivalents	813,239	2,768	—	816,007	816,007
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	125,966	374,518	500,484	500,484
Commercial mortgage-backed securities	—	565,577	—	565,577	565,577
Corporates	—	11,696,090	159,684	11,855,774	11,855,774
Hybrids	—	654,084	5,205	659,289	659,289
Municipals	—	936,484	—	936,484	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517	444,517
U.S. Government	183,324	—	—	183,324	183,324
Equity securities — available-for-sale	—	287,043	—	287,043	287,043
Derivative financial instruments	—	52,335	—	52,335	52,335
Other invested assets	—	—	44,279	44,279	44,279

Total financial assets	$1,555,977	$15,095,868	$590,757	$17,242,602	$17,242,600

Liabilities
Consumer Products and Other
Total debt	$500,000	$1,635,528	$—	$2,135,528	$2,048,780
Derivatives:
Foreign exchange forward agreements	—	25,679	—	25,679	25,679
Interest rate swap agreements	—	1,954	—	1,954	1,954
Commodity swap and option agreements	—	1,232	—	1,232	1,232
Equity conversion feature of preferred stock	—	—	75,350	75,350	75,350
Redeemable preferred stock, excluding equity conversion feature	—	—	337,060	337,060	292,437

Insurance and Financial Services
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,396,340	1,396,340	1,396,340
Futures contracts	—	3,828	—	3,828	3,828
Available-for-sale embedded derivative	—	—	400	400	400
Investment contracts, included in contractholder funds	—	—	11,992,013	11,992,013	13,153,630
Note payable	—	95,000	—	95,000	95,000

Total financial liabilities	$500,000	$1,763,221	$13,801,163	$16,064,384	$17,094,630

The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices.

FGL measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and FGL will then consistently apply the valuation methodology to measure the security’s fair value. FGL’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. FGL uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The fair value of the asset-backed loans originated by Salus approximate their carrying value, as those loans carry a variable rate, are revolving in nature, and can be settled at the demand of either party.

FGL did not adjust prices received from third parties as of September 30, 2012 and 2011. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

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

Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2012 and 2011, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value. The fair value of FGL’s note payable at September 30, 2011 approximated its carrying value as it was settled at such carrying value in October 2011.

Goodwill, intangible assets and other long-lived assets are also tested annually or if an event occurs that indicates an impairment loss may have been incurred (see Note 10) using fair value measurements with unobservable inputs (Level 3).

See Note 15 with respect to fair value measurements of the Company’s pension plan assets.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2012 is as follows:

	Fair Value at September 30, 2012	Valuation technique	Unobservable input(s)	Range (Weighted average)
Assets
Contingent purchase price reduction receivable	$41,000	Discounted cash flow	Probability of collection Expected term Discount rate Credit insurance risk premium	88% - 96% (92%) 9 months 0.72% 11.7%
Asset-backed securities	15,855	Broker-quoted	Offered quotes	100% - 109.73% (103.09%)
Corporates	103,319	Broker-quoted	Offered quotes	0% - 140.61% (68.47%)
Corporates	31,977	Market pricing	Quoted prices	87.50% - 158.11% (97.89%)
Hybrids	8,873	Broker-quoted	Offered quotes	0% - 103% (25.35%)
Commercial mortgage-backed securities	5,023	Broker-quoted	Offered quotes	100.69%

Total	$206,047

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550,805	Discounted cash flow	Market value of option SWAP rates Mortality multiplier Surrender rates Non-performance spread	0% - 31.05% (3.55%) 0.76% - 1.7% (1.22%) 70% - 70% (70%) 2% - 50% (7%) 0.25% - 0.25% (0.25%)

Equity conversion feature of preferred stock	231,950	Monte Carlo simulation / Option model	Annualized volatility of equity Discount yield Non-cash accretion rate Calibration adjustment	41% 11.5% - 12.7% (11.9%) 0% 10% - 13% (10.9%)

Total	$1,782,755

The significant unobservable inputs used in the fair value measurement of the contingent purchase price reduction receivable are the probability of collection depending on the outcomes of litigation and regulatory action, the expected term until payment, discount rate and the credit insurance risk premium. Generally, an increase in the assumptions for the expected term, discount rate or credit insurance risk premium would decrease the fair value of the contingent purchase price receivable. An increase in the probability of collection would increase the fair value of the contingent purchase price reduction receivable.

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

The significant unobservable inputs used in the fair value measurement of the equity conversion feature of the Company’s Preferred Stock are annualized volatility of the market value of the Company’s listed shares of common stock, the discount yield as of the valuation date, a calibration factor to the issued date fair value of the Preferred Stock and the forecasted non-cash accretion rate. Significant increases (decreases) in any of the inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, an increase in the assumptions used for the volatility and discount yield would increase the fair value of the equity conversion feature of Preferred Stock, and maintaining a higher forecasted non-cash accretion rate, would also increase the fair value of the equity conversion feature of Preferred Stock. A decrease in the calibration factor would result in an increase in the fair value of the equity conversion feature of Preferred Stock.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2012 and 2011 (none in Fiscal 2010). This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year Ended September 30, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$—	$41,000	$—	$—	$—	$41,000
Fixed maturity securities, available-for-sale:
Asset-backed securities	374,518	—	7,355	371,896	(737,914)	15,855
Commercial mortgage-backed securities	—	—	24	4,999	—	5,023
Corporates	159,684	28	(3,662)	(39,686)	18,932	135,296
Hybrids	5,205	—	(44)	—	3,712	8,873
Municipals	—	(2)	72	10,177	(10,247)	—
Agency residential mortgage-backed securities	3,312	—	18	—	(3,330)	—
Non-agency residential mortgage-backed securities	3,759	(126)	4	(777)	(2,860)	—

Total assets at Level 3 fair value	$546,478	$40,900	$3,767	$346,609	$(731,707)	$206,047

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,396,340)	$(154,465)	$—	$—	$—	$(1,550,805)
Available-for-sale embedded derivatives	(400)	400	—	—	—	—
Equity conversion feature of preferred stock	(75,350)	(156,600)	—	—	—	(231,950)

Total liabilities at Level 3 fair value	$(1,472,090)	$(310,665)	$—	$—	$—	$(1,782,755)

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2012 were exclusively to or from Level 2.

	Year Ended to September 30, 2011
	Balance at FGL Acquisition Date	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$399,967	$—	$863	$(11,709)	$(14,603)	$374,518
Corporates	197,573	1,993	5,408	(45,229)	(61)	159,684
Hybrids	8,305	—	(61)	—	(3,039)	5,205
Agency residential mortgage-backed securities	3,271	—	41	—	—	3,312
Non-agency residential mortgage-backed securities	18,519	2,364	379	(17,503)	—	3,759

Total assets at Level 3 fair value	$627,635	$4,357	$6,630	$(74,441)	$(17,703)	$546,478

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,466,308)	$69,968	$—	$—	$—	$(1,396,340)
Available-for-sale embedded derivatives	(419)	19	—	—	—	(400)
Equity conversion feature of preferred stock	—	27,910	—	(103,260)	—	(75,350)

Total liabilities at Level 3 fair value	$(1,466,727)	$97,897	$—	$(103,260)	$—	$(1,472,090)

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2011 were exclusively to or from Level 2.

FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the years ended September 30, 2012 and 2011.

Primary market issuance and secondary market activity for certain asset-backed securities, corporates, municipals and residential mortgage-backed securities during Fiscal 2012, as well as asset-backed securities, corporates and hybrid securities during Fiscal 2011 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2012 and 2011, respectively. Additionally, during the year a new third party began pricing FGL’s collateral loan obligations (“CLOs”) holdings included in asset-backed securities. This new pricing vendor uses market observable inputs such as actual trade prices, yields, and other market assumptions as well as observable deal, tranche and collateral information in the pricing of CLOs and therefore supported a level 2 classification of these securities as of September 30, 2012. Accordingly, FGL’s assessment resulted in a net transfer out of Level 3 of $794,012 related to asset-backed securities, corporates, hybrids, municipals, and residential mortgage-backed securities during the year ended September 30, 2012 and $17,703 related to asset-backed securities, corporates and hybrids during the year ended September 30, 2011. There were also net transfers in to Level 3 of $3,712 related to hybrid securities during the year ended September 30, 2012.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the years ended September 30, 2012 and 2011. There were no issuances during these periods.

	Year Ended September 30, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$410,707	$—	$(38,811)	$371,896
Commercial mortgage-backed securities	4,999	—	—	4,999
Corporates	1,326	(26,788)	(14,224)	(39,686)
Municipals	10,197	—	(20)	10,177
Non-agency residential mortgage-backed securities	—	(475)	(302)	(777)

Total assets at Level 3 fair value	$427,229	$(27,263)	$(53,357)	$346,609

	Year Ended September 30, 2011
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$2,007	$—	$(13,716)	$(11,709)
Corporates	10,365	(48,898)	(6,696)	(45,229)
Non-agency residential mortgage-backed securities	—	(15,729)	(1,774)	(17,503)

Total assets at Level 3 fair value	$12,372	$(64,627)	$(22,186)	$(74,441)

Liabilities
Equity conversion option of preferred stock	$—	$(103,260)	$—	$(103,260)

(8) Inventories

Inventories, net consist of the following:

	September 30,
	2012	2011
Raw materials	$58,515	$59,928
Work-in-process	23,434	25,465
Finished goods	370,684	349,237

	$452,633	$434,630

(9) Properties

Properties, net consist of the following:

	September 30,
	2012	2011
Land, buildings and improvements	$88,580	$101,303
Machinery, equipment and other	247,626	202,844
Construction in progress	18,366	10,134

Total properties, at cost	354,572	314,281
Less accumulated depreciation	140,253	107,482

	$214,319	$206,799

(10) Goodwill and Intangibles

Consumer Products and Other

A summary of the changes in the carrying amounts of goodwill and intangible assets of the consumer products segment is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total
Balance at September 30, 2010	$600,055	$857,478	$911,882	$1,769,360
Acquisitions (Note 22)	10,284	2,780	4,193	6,973
Intangible asset impairment	—	(32,450)	—	(32,450)
Amortization during period	—	—	(57,695)	(57,695)
Effect of translation	(1)	(1,013)	(1,266)	(2,279)

Balance at September 30, 2011	$610,338	$826,795	$857,114	$1,683,909
Acquisitions (Note 22)	85,875	22,000	82,118	104,118
Amortization during period	—	—	(63,666)	(63,666)
Reclassifications	—	(3,450)	3,450	—
Effect of translation	(1,968)	(4,277)	(5,155)	(9,432)

Balance at September 30, 2012	$694,245	$841,068	$873,861	$1,714,929

Intangible assets subject to amortization include customer relationships, certain trade names and proprietary technology which are summarized as follows:

	September 30, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$796,235	$113,012	$683,223	$738,937	$73,373	$665,564	15-20 years
Trade names	150,829	28,347	122,482	149,700	16,320	133,380	1-12 years
Technology assets	90,924	22,768	68,156	71,805	13,635	58,170	4-17 years

	$1,037,988	$164,127	$873,861	$960,442	$103,328	$857,114

Amortization expense related to intangible assets subject to amortization is as follows:

	Year Ended September 30,
	2012	2011	2010
Customer relationships	$40,186	$38,320	$35,865
Trade names	14,347	12,558	3,750
Technology assets	9,133	6,817	6,305

	$63,666	$57,695	$45,920

Spectrum Brands estimates annual amortization expense for the next five fiscal years will approximate $63,600 per year.

Impairment Charges

In accordance with ASC 350, Spectrum Brands conducts impairment testing on its goodwill. To determine fair value during Fiscal 2012, 2011 and 2010, Spectrum Brands used the discounted estimated future cash flows methodology and third party valuations. Assumptions critical to Spectrum Brands’ fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. Spectrum Brands also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of Spectrum Brands, which includes both its equity and debt securities. In addition, in accordance with ASC 350, as part of Spectrum Brands’ annual impairment testing, Spectrum Brands tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to Spectrum Brands’ fair value estimates under the relief from royalty methodology were: (i) royalty rates; (ii) projected average revenue growth rates; and (iii) applicable discount rates.

A triggering event occurred in Fiscal 2011 which required Spectrum Brands to test its indefinite-lived intangible assets for impairment between annual impairment dates. The realignment of Spectrum Brands’ operating structure constituted a triggering event for impairment testing. Spectrum Brands compared the fair values of its reporting units to their carrying amounts both before and after the realignment and determined the fair values were in excess of the carrying amounts and, accordingly, no further testing of goodwill was required. In connection with the triggering event impairment testing, Spectrum Brands also tested the recoverability of its identified indefinite-lived intangibles and concluded that the fair values of those assets exceeded their carrying values.

In connection with Spectrum Brands’ annual goodwill impairment testing performed during Fiscal 2012, 2011 and 2010, the first step of such testing indicated that the fair value of Spectrum Brands’ reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2012 and 2010, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values. Additionally, during Fiscal 2012 Spectrum Brands reclassified $3,450 of certain indefinite lived trade names to definite lived trade names. Those trade names are being amortized over the remaining useful lives, which have been estimated to be 1-3 years. During Fiscal 2011, Spectrum Brands concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 the Company recorded non-cash pretax intangible asset impairment charges of $32,450 within “Selling, general and administrative expenses” which was equal to the excess of the carrying amounts of the intangible assets over the fair values of such assets.

The Fiscal 2011 impairments of trade name intangible assets were primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those originally assumed by Spectrum Brands at the time of acquisition or upon adoption of fresh start reporting.

Insurance and Financial Services

Information regarding VOBA and DAC (including DSI) is as follows:

	VOBA	DAC	Total
Balance at September 30, 2010	$—	$—	$—
Acquisition of FGL on April 6, 2011	577,163	—	577,163
Deferrals	—	41,152	41,152
Less: Components of amortization —
Periodic amortization	294	(996)	(702)
Interest	14,040	—	14,040
Unlocking	(2,320)	97	(2,223)
Add: Adjustment for unrealized investment (gains), net	(170,117)	(2,146)	(172,263)

Balance at September 30, 2011	$419,060	$38,107	$457,167
Deferrals	—	194,900	194,900
Less: Components of amortization —
Periodic amortization	(171,833)	(20,239)	(192,072)
Interest	28,883	1,942	30,825
Unlocking	(2,487)	3,078	591
Add: Adjustment for unrealized investment (gains), net	(169,303)	(48,565)	(217,868)

Balance at September 30, 2012	$104,320	$169,223	$273,543

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statements of operations. As of September 30, 2012 and 2011, the VOBA balance included cumulative adjustments for net unrealized investment gains of $(339,420) and $(170,117), respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $(50,711) and $(2,146), respectively.

The above DAC balances include $9,068 and $5,048 of DSI, net of shadow adjustments, as of September 30, 2012 and 2011, respectively.

The weighted average amortization period for VOBA and DAC are approximately 5.5 and 6.3 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal years is as follows:

	Estimated Amortization Expense
Fiscal Year	VOBA	DAC
2013	$49,851	$18,293
2014	57,552	23,090
2015	51,503	23,376
2016	47,148	22,315
2017	39,965	21,042
Thereafter	197,721	111,818

(11) Accrued and Other Liabilities

Accrued and other current liabilities consist of the following:

	September 30,
	2012	2011
Wages and benefits	$110,931	$72,945
Accrued interest	50,395	50,389
Income taxes payable	30,272	31,606
Accrued dividends on Preferred Stock	8,305	7,123
Restructuring and related charges	6,572	16,187
Other	130,433	139,379

	$336,908	$317,629

Insurance and Financial Services — Other liabilities consist of the following:

	September 30,
	2012	2011
Amounts payable for investment purchases	$206,681	$13,353
Retained asset account	203,685	191,452
Income taxes payable	66,284	—
Funds withheld from reinsurers	54,691	52,953
Amounts payable to reinsurers	31,959	13,884
Remittances and items not allocated	29,469	34,646
Accrued expenses	25,135	20,612
Derivatives — futures contracts	928	3,828
Other	95,876	50,869

	$714,708	$381,597

(12) Debt

The Company’s consolidated debt consists of the following:

	September 30, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
HGI:
10.625% Senior Secured Notes, due November 15, 2015	$500,000	10.625%	$500,000	10.625%
Spectrum Brands:
Term loan, due June 17, 2016	370,175	5.1%	525,237	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Senior Notes, due March 15, 2020	300,000	6.75%	—	—
12% Senior Subordinated Toggle Notes due 2019	—	—	245,031	12.0%
ABL Revolving Loan Facility, expiring May 3, 2016	—	4.3%	—	2.5%
Other notes and obligations	18,059	10.9%	19,333	10.5%
Capitalized lease obligations	26,683	6.2%	24,911	6.2%

	2,164,917		2,064,512
Original issuance premiums (discounts) on debt, net	2,122		(15,732)
Less current maturities	16,414		16,090

Long-term debt — Consumer Products and Other	$2,150,625		$2,032,690

FGL:
Note payable — Insurance and Financial Services	$—		$95,000

Aggregate scheduled maturities of debt as of September 30, 2012 are as follows:

Fiscal Year	Scheduled Maturities
2013	$16,414
2014	13,164
2015	8,063
2016	861,222
2017	1,500
Thereafter	1,264,554

$2,164,917

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $3,097 in 2013, $3,153 in 2014, $2,513 in 2015, $1,866 in 2016, $1,500 in 2017 and $14,554 thereafter.

HGI

On November 15, 2010 and June 28, 2011, HGI issued $350,000 and $150,000, respectively, or $500,000 aggregate principal amount of 10.625% Senior Secured Notes due November 15, 2015 (the “10.625% Notes”). The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, but were subsequently registered under the Securities Act. The 10.625% Notes were issued at an aggregate price equal to 99.311% of the principal amount thereof, with a net original issue discount (“OID”) of $3,445. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in its subsidiaries (with the exception of Zap.Com, but including Spectrum Brands, Harbinger F&G, LLC (“HFG”), the wholly-owned parent of FGL, HGI Funding, and the securities of other subsidiaries formed since that date) and HGI’s directly held cash and investment securities.

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

The indenture governing the 10.625% Notes contains customary covenants limiting, among other things, and subject to certain qualifications and exceptions, the ability of HGI, and, in certain cases, HGI’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. HGI is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the assets held directly by HGI, including its equity interests in Spectrum Brands and its other subsidiaries such as HFG and HGI Funding. At September 30, 2012, the Company was in compliance with all covenants under the 10.625% Notes.

HGI incurred $16,200 of costs in connection with its issuance of the 10.625% Notes. These costs are classified as “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets and, along with the OID, are being amortized to interest expense utilizing the effective interest method over the term of the 10.625% Notes.

Spectrum Brands

In connection with the SB/RH Merger, on June 16, 2010, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement consisting of a $750,000 U.S. dollar term subsequently refinanced in February 2011 (the “Term Loan”), (ii) issued $750,000 in aggregate principal amount of 9.5% Senior Secured Notes due June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300,000 U.S. Dollar asset based revolving loan facility (the “ABL Facility”). The proceeds from such financings were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The 9.5% Notes were issued by SBI. SB/RH Holdings, LLC, a wholly-owned subsidiary of Spectrum Brands, and the wholly-owned domestic subsidiaries of SBI are the guarantors under the 9.5% Notes. Spectrum Brands is not an issuer or guarantor of the 9.5% Notes. Spectrum Brands is also not a borrower or guarantor under the Term Loan or the ABL Facility. SBI is the borrower under the Term Loan and its wholly-owned domestic subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. SBI and its wholly-owned domestic subsidiaries are the borrowers under the ABL Facility and SB/RH Holdings, LLC is a guarantor of that facility.

Term Loan

In February 2011, Spectrum Brands completed the refinancing of its term loan facility, which was initially established in connection with the SB/RH Merger and had an aggregate amount outstanding of $680,000 upon refinancing with an amended and restated credit agreement.

In connection with the refinancing, the Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1% floor plus a margin equal to 4%, or an alternate base rate plus a margin equal to 3%.

In December 2011 and June 2012, Spectrum Brands amended its Term Loan. As a result, the aggregate incremental amount by which Spectrum Brands, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness, liens and interest coverage were also amended to provide for dollar limits more favorable to Spectrum Brands and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

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

9.5% Notes

In November 2011, Spectrum Brands issued $200,000 aggregate principal amount of 9.5% Notes at a price of 108.5% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding and had been issued at a 1.37% discount.

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

6.75% Notes

In March 2012, Spectrum Brands issued $300,000 aggregate principal amount of its 6.75% Senior Notes due 2020 (the “6.75% Notes”) at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SBI’s parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries of SBI.

Spectrum Brands may redeem all or part of the 6.75% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.75% Notes (the “2020 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture.

In addition, the 2020 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

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

12% Notes

In March 2012, Spectrum Brands launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”). Pursuant to the Consent Solicitation, Spectrum Brands received consents to the adoption of certain amendments to the indenture governing the 12% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 12% Notes who tendered their 12% Notes prior to the expiration of a consent solicitation period, which ended March 14, 2012, would receive tender offer consideration and a consent payment. Holders tendering their 12% Notes subsequent to expiration of the consent solicitation period, but prior to the March 28, 2012 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 12% Notes had tendered approximately $231,421 of the 12% Notes. Following the expiration of the Tender Offer period, an additional $88 of the 12% Notes were tendered. Following expiration of the Tender Offer period, Spectrum Brands paid the trustee principal, interest and a call premium sufficient to redeem the remaining approximately $13,522 of the 12% Notes not tendered on the first redemption date, August 28, 2012. The trustee under the indenture governing the 12% Notes accepted those funds in trust for the benefit of the holders of the 12% Notes and has acknowledged the satisfaction and discharge of the 12% Notes and the indenture governing the 12% Notes.

ABL Facility

In May 2012, Spectrum Brands amended its ABL Facility. As a result, the maturity date was extended from April 21, 2016 to May 3, 2016.

The amended facility carries an interest rate at the option of Spectrum Brands, which is subject to change based on availability under the facility, of either: (a) the base rate plus (currently) 0.75% per annum or (b) the reserve-adjusted LIBOR rate plus (currently) 1.75% per annum. No principal amortizations are required with respect to the ABL Facility. Pursuant to the credit and security agreement, the obligations under the ABL Facility are secured by certain current assets of Spectrum Brands, including, but not limited to, deposit accounts, trade receivables and inventory.

The ABL Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent. The ABL Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Facility are to be used for costs, expenses and fees in connection with the ABL, working capital requirements of Spectrum Brands and its subsidiaries, restructuring costs, and for other general corporate purposes.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

As a result of borrowings and payments under the ABL Facility, at September 30, 2012 Spectrum Brands had aggregate borrowing availability of approximately $198,209, net of lender reserves of $7,942 and outstanding letters of credit of $25,302.

Debt Related Costs

In connection with the 6.75% Note offering, the 9.5% Note offerings, the voluntary prepayments and amendments to the Term Loan and ABL Facility and, in Fiscal 2010, the debt refinancings in connection with the SB/RH Merger, Spectrum Brands recorded fees of $11,231, $12,616 and $55,024 during Fiscal 2012, 2011 and 2010, respectively. These fees are classified as “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets and are being amortized to interest expense utilizing the effective interest method over the respective terms of the debt. In addition, Spectrum Brands recorded the following charges to “Interest expense” relating to the extinguishment, prepayment and amendment of its debt instruments, as described above:

	Year Ended September 30,
	2012	2011	2010
Cash fees and expenses	$26,413	$5,654	$17,009
Non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium	5,303	31,891	65,713

Total charges to interest expense	31,716	37,545	82,722

FGL

On April 7, 2011, Raven Reinsurance Company (“Raven Re”), a newly-formed wholly-owned subsidiary of FGL, issued a $95,000 surplus note to OMGUK, as discussed further in Note 20. The surplus note was issued at par and carried a 6% fixed interest rate. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled at face value (without the payment of interest) in October 2011 in connection with the closing of the Raven springing amendment and the replacement of the reserve facility discussed in Note 20.

(13) Temporary Equity

On May 13, 2011 and August 5, 2011, the Company issued 280 shares of Series A Preferred Stock and 120 shares of Series A-2 Preferred Stock, respectively, in private placements pursuant to securities purchase agreements, for aggregate gross proceeds of $400,000. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into the Company’s common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value. Effective April 1, 2012, and October 1, 2012, such accretion rate was reduced from, respectively, 4% to 2% for the remainder of Fiscal 2012, and then from 2% to 0% for the period subsequent to Fiscal 2012, as a result of achieving a specified level of growth in the Company’s net asset value as calculated in accordance with the terms of the certificates of designation governing the Preferred Stock. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

If the Company were to issue certain equity securities at a price lower than the conversion price of the respective series of Preferred Stock, the conversion price would be adjusted downward to reflect the dilutive effect of the newly issued equity securities (a “down round” provision). Therefore, as discussed further in Note 2, the conversion feature required bifurcation and must be separately accounted for at fair value with any changes in fair value reported in current earnings.

As of the respective issuance dates, the Company determined the fair values of the bifurcated conversion feature were approximately $85,700 for the Series A Preferred Stock and approximately $17,560 for the Series A-2 Preferred Stock. The residual $296,740 aggregate value of the host contracts, less $14,027 of issuance costs, has been classified as temporary equity, as the securities are redeemable at the option of the holder and upon the occurrence of an event that is not solely within the control of the issuer. The resulting $117,287 difference between the issuance price and initial carrying value of $282,713 is being accreted to “Preferred stock dividends and accretion” in the accompanying Consolidated Statements of Operations using the effective interest method over the Preferred Stock’s contractual/expected life of approximately seven years through May 13, 2018.

The carrying value of Preferred Stock reflects the following components:

	Series A (280 shares)	Series A-2 (120 shares)	Total
Initial issuance price in Fiscal 2011	$280,000	$120,000	$400,000
Principal accretion:
Fiscal 2011	4,308	747	5,055
Fiscal 2012	8,622	3,662	12,284

Redemption value as of September 30, 2012	292,930	124,409	417,339
Bifurcation of embedded conversion feature at issuance	(85,700)	(17,560)	(103,260)
Issuance costs	(11,058)	(2,969)	(14,027)
Accretion:
Fiscal 2011	4,210	459	4,669
Fiscal 2012	11,705	2,799	14,504

Carrying value of Preferred Stock as of September 30, 2012	$212,087	$107,138	$319,225

(14) Permanent Equity

Accumulated Other Comprehensive Income

Amounts recorded in AOCI in the accompanying Consolidated Statements of Permanent Equity and Comprehensive Income (Loss) consist of the following components:

	Unrealized Investment Gains, net	Non-credit Related Other-than- temporary Impairments	Other Unrealized Gains (Losses) — Cash Flow Hedges	Actuarial Adjustments to Pension Plans	Cumulative Translation Adjustments	Total
Balances at September 30, 2009	$—	$—	$851	$(190)	$5,907	$6,568
Gross change before reclassification adjustment	—	—	(15,621)	(29,141)	11,511	(33,251)
Net reclassification adjustment for losses (gains) included in earnings	—	—	6,356	1,355	—	7,711

Gross change after reclassification adjustment	—	—	(9,265)	(27,786)	11,511	(25,540)
Deferred tax effect	—	—	2,775	8,904	1,085	12,764
Deferred tax valuation allowance	—	—	(116)	(2,763)	481	(2,398)
Noncontrolling interest	—	—	1,276	8,084	(12,682)	(3,322)

Net adjustment to AOCI	—	—	(5,330)	(13,561)	395	(18,496)
Noncontrolling interest recapitalization adjustment	—	—	1,342	1,347	4,044	6,733

Balances at September 30, 2010	$—	$—	$(3,137)	$(12,404)	$10,346	$(5,195)
Gross change before reclassification adjustment	420,929	500	(5,992)	(7,609)	(12,857)	394,971
Net reclassification adjustment for losses (gains) included in earnings	(3,861)	—	13,422	8	—	9,569

Gross change after reclassification adjustment	417,068	500	7,430	(7,601)	(12,857)	404,540
Intangible assets adjustment	(172,057)	(206)	—	—	—	(172,263)
Deferred tax effect	(85,709)	(103)	(2,671)	2,037	2,742	(83,704)
Deferred tax valuation allowance	—	—	(331)	3,529	(492)	2,706
Noncontrolling interest	—	—	(2,128)	373	5,436	3,681

Net adjustment to AOCI	159,302	191	2,300	(1,662)	(5,171)	154,960
Change in noncontrolling interest	—	—	132	278	(727)	(317)

Balances at September 30, 2011	$159,302	$191	$(705)	$(13,788)	$4,448	$149,448
Gross change before reclassification adjustment	906,473	(1,529)	(1,824)	(15,452)	(8,602)	879,066
Net reclassification adjustment for losses (gains) included in earnings	(263,948)	—	3,097	927	—	(259,924)

Gross change after reclassification adjustment	642,525	(1,529)	1,273	(14,525)	(8,602)	619,142
Intangible assets adjustment	(218,454)	586	—	—	—	(217,868)
Deferred tax effect	(148,469)	330	(636)	3,632	—	(145,143)
Deferred tax valuation allowance	—	—	908	(782)	—	126
Noncontrolling interest	—	—	(736)	5,074	4,182	8,520

Net adjustment to AOCI	275,602	(613)	809	(6,601)	(4,420)	264,777
Change in noncontrolling interest	—	—	21	(917)	(157)	(1,053)

Balances at September 30, 2012	$434,904	$(422)	$125	$(21,306)	$(129)	$413,172

Cumulative components at September 30, 2012:
Gross amounts (after reclassification adjustments)	$1,059,593	$(1,029)	$305	$(39,937)	$(3,722)	$1,015,210
Intangible assets adjustments	(390,511)	380	—	—	—	(390,131)
Tax effects	(234,178)	227	(87)	4,392	3,497	(226,149)
Noncontrolling interest	—	—	(93)	14,239	96	14,242

	$434,904	$(422)	$125	$(21,306)	$(129)	$413,172

Cumulative components at September 30, 2011:
Gross amounts (after reclassification adjustments)	$417,068	$500	$(968)	$(25,412)	$4,880	$396,068
Intangible assets adjustments	(172,057)	(206)	—	—	—	(172,263)
Tax effects	(85,709)	(103)	(359)	1,542	3,497	(81,132)
Noncontrolling interest	—	—	622	10,082	(3,929)	6,775

	$159,302	$191	$(705)	$(13,788)	$4,448	$149,448

Restricted Net Assets of Subsidiaries

HGI’s equity in restricted net assets of consolidated subsidiaries was approximately $1,709,008 as of September 30, 2012, representing 145% of HGI’s consolidated stockholders’ equity as of September 30, 2012 and consisted of net assets of FGL and Spectrum Brands, less noncontrolling interest, which were restricted as to transfer to HGI in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.

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

The following tables provide additional information on the Company’s pension and other postretirement benefit plans which principally relate to Spectrum Brands:

	Pension and Deferred Compensation Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$228,662	$234,807	$542	$527
Service cost	2,048	2,543	12	11
Interest cost	11,436	11,239	27	27
Actuarial (gain) loss	31,251	(9,022)	(14)	(21)
Participant contributions	182	189	—	—
Benefits paid	(10,890)	(10,189)	(1)	(2)
Foreign currency exchange rate changes	(1,969)	(905)	—	—

Benefit obligation, end of year	$260,720	$228,662	$566	$542

Change in plan assets
Fair value of plan assets, beginning of year	$143,668	$140,072	$—	$—
Actual return on plan assets	22,290	(501)	—	—
Employer contributions	13,612	14,912	1	2
Employee contributions	182	189	—	—
Benefits paid	(10,890)	(10,189)	(1)	(2)
Plan expenses paid	—	(226)	—	—
Foreign currency exchange rate changes	(241)	(589)	—	—

Fair value of plan assets, end of year	$168,621	$143,668	$—	$—

Accrued Benefit Cost / Funded Status	$(92,099)	$(84,994)	$(566)	$(542)

Range of assumptions:
Discount rate	4.0%-13.5%	4.0%-13.6%	4.0%	5.0%
Expected return on plan assets	4.0%-7.8%	3.0%-7.8%	N/A	N/A
Rate of compensation increase	2.3%-5.5%	0.0%-5.5%	N/A	N/A

The net underfunded status as of September 30, 2012 and 2011 of $92,099 and $84,994, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations.” Included in AOCI as of September 30, 2012 and 2011 are unrecognized net (losses) of $(21,306), net of tax benefit of $4,392 and noncontrolling interest of $14,239, and $(13,788), net of tax benefit of $1,542 and noncontrolling interest of $10,082, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during the year ending September 30, 2013 (“Fiscal 2013”) is $1,204.

At September 30, 2012, the Company’s total pension and deferred compensation benefit obligation of $260,720 consisted of $95,494 associated with U.S. plans and $165,226 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $168,621 consisted of $66,415 associated with U.S. plans and $102,206 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.4% and approximately 5.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

At September 30, 2011, the Company’s total pension and deferred compensation benefit obligation of $228,662 consisted of $86,801 associated with U.S. plans and $141,861 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $143,668 consisted of $56,609 associated with U.S. plans and $87,059 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5.0% and approximately 4.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits			Other Benefits
	Year Ended September 30,			Year Ended September 30,
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$2,403	$2,689	$2,479	$12	$11	$9
Interest cost	11,436	11,239	8,515	27	27	26
Expected return on assets	(9,112)	(8,835)	(6,063)	—	—	—
Amortization of prior service cost	72	—	535	—	—	—
Amortization of transition obligation	—	—	207	—	—	—
Recognized net actuarial (gain) loss	855	8	613	(54)	(52)	(58)

Net periodic cost (benefit)	$5,654	$5,101	$6,286	$(15)	$(14)	$(23)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target	Actual
	2012	2012	2011
Asset Category
Equity securities	0-60%	50%	47%
Fixed income securities	0-40%	21%	21%
Other	0-100%	29%	32%

	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.3%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2012 review of such rates. The plan assets currently do not include holdings of common stock of HGI or its subsidiaries.

The Company’s fixed income securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company’s expected future pension benefit payments for Fiscal 2013 through its fiscal year 2022 are as follows:

Fiscal Year
2013	$11,196
2014	10,301
2015	10,604
2016	10,939
2017	11,202
2018 to 2022	62,711

The following table sets forth the fair value of the Company’s pension plan assets:

		September 30,
	Fair Value Hierarchy (a)	2012	2011
U.S. defined benefit plan assets:
Mutual funds — equity	Level 1	$20,520	$16,516
Common collective trusts — equity	Level 2	25,781	21,024
Common collective trusts — fixed income	Level 2	19,507	18,402
Other	Level 2	607	667

Total U.S. defined benefit plan assets		66,415	56,609

International defined benefit plan assets:
Common collective trusts — equity	Level 2	38,507	29,532
Common collective trusts — fixed income	Level 2	15,661	11,467
Insurance contracts — general fund	Level 2	40,651	37,987
Other	Level 2	7,387	8,073

Total International defined benefit plan assets		102,206	87,059

Total defined benefit plan assets		$168,621	$143,668

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

Defined Contribution Plans

Spectrum Brands sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Spectrum Brands also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. FGL sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and FGL makes a discretionary matching contribution of up to 5% of eligible compensation. FGL has also established a nonqualified defined contribution plan for independent agents. FGL makes contributions to the plan based on both FGL’s and the agent’s performance. Contributions are discretionary and evaluated annually. HGI also sponsors a defined contribution plan for its corporate employees in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. HGI makes a discretionary matching contribution of up to 4% of eligible compensation. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2012, 2011 and 2010 were $2,795, $5,346 and $3,471, respectively.

(16) Stock Compensation

The Company recognized consolidated stock compensation expense as follows:

	Year Ended September 30,
	2012	2011	2010
Stock compensation expense	$31,214	$30,505	$16,710
Related tax benefit	10,265	10,636	5,837
Noncontrolling interest	8,177	9,057	4,932

Net	$12,772	$10,812	$5,941

The amounts before taxes and non-controlling interest are principally included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.

A summary of stock options outstanding as of September 30, 2011 and 2012, and related activity during Fiscal 2012, under HGI and FGL’s respective incentive plans are as follows:

	HGI			FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2011	143	$6.77	$2.54	—	$—	$—
Granted	2,275	4.95	1.76	207	38.20	3.90
Exercised	(8)	3.33	1.29	—	—	—
Forfeited or expired	(125)	7.01	2.64	(6)	38.14	3.90

Stock options outstanding at September 30, 2012	2,285	4.96	1.77	201	38.20	3.90

Vested and exercisable at September 30, 2012	7	6.50	2.35	—	—	—

Outstanding and expected to vest at September 30, 2012	2,285	4.96	1.77	161	38.20	3.90

A summary of restricted stock and restricted stock units outstanding as of September 30, 2011 and 2012, and related activity during Fiscal 2012, under HGI and Spectrum Brands’ respective incentive plans are as follows:

	HGI		Spectrum Brands
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2011	—	$—	123	$24.20
Granted	838	4.93	—	—
Vested	(9)	4.61	(110)	23.75
Forfeited	—	—	—	—

Restricted stock outstanding at September 30, 2012	829	4.93	13	28.00

Outstanding and expected to vest at September 30, 2012	829	4.93	13	28.00

	HGI		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2011	—	$—	1,645	$28.97
Granted	22	4.61	863	28.28
Vested	(5)	4.61	(520)	29.83
Forfeited	—	—	(57)	28.49

Restricted stock units outstanding at September 30, 2012	17	4.61	1,931	28.45

Vested and exercisable at September 30, 2012	5	4.61

Outstanding and expected to vest at September 30, 2012	17	4.61	1,931	28.45

HGI

On December 5, 1996, HGI’s stockholders approved a long-term incentive plan (the “1996 HGI Plan”) that permitted the grant of options to purchase up to 8,000 shares of common stock to key employees of the Company. These awards were granted at prices equivalent to the market value of the common stock on the date of grant. These options vest ratably over three years beginning on the first anniversary and expire on the tenth anniversary of the grant. At September 30, 2012, stock options covering a total of 1,797 shares had been exercised and 10 options to purchase common stock are outstanding, with a weighted average exercise price of $6.50.

On September 15, 2011, the Company’s stockholders approved the 2011 Omnibus Award Plan (the “2011 HGI Plan”). The 2011 HGI Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17,000 shares of common stock. The 2011 HGI Plan prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. Following the adoption of the 2011 HGI Plan, no new awards will be granted under the 1996 HGI Plan and any shares of common stock available for issuance under the 1996 HGI Plan that are not subject to outstanding awards are no longer available for issuance. As of September 30, 2012, 13,865 shares are available for issuance under the 2011 HGI Plan.

During Fiscal 2012, HGI granted approximately 2,275 stock option awards, 838 restricted stock awards and 22 restricted stock units. All of these grants are time based, and vest over periods of 7 months to 4 years. The total fair value of the stock grants on their respective grant dates was approximately $8,245.

During Fiscal 2010, prior to the June 16, 2010 inclusion of HGI’s results herein, stock options for 10,000 and 125,000 shares were granted by HGI with grant date fair values of $2.35 and $2.63 per share, respectively, having a total fair value of $352 on their respective grant dates.

Under HGI’s executive bonus plan, executives will be paid in cash, stock options and restricted stock shares. Based on Fiscal 2012 performance measures, the Company expects to grant approximately 3,200 restricted shares and 1,500 stock options in the first quarter of fiscal 2013 with a portion vesting immediately and the remaining shares vesting between 12 and 36 months from the grant date. The Company expects to recognize approximately $25,000 of deferred bonus compensation expense with respect to cash and stock-based awards as it vests over the next three fiscal years, subject to clawback provisions if the subsequent increase in net asset value for bonus compensation purposes does not exceed specified threshold returns.

As of September 30, 2012, there was approximately $6,435 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.7 years.

The weighted-average remaining contractual term of outstanding stock option awards was 9.4 years.

The following assumptions were used in Fiscal 2012 and 2010 in the determination of the grant date fair values of HGI’s stock options using the Black-Scholes option pricing model:

	2012	2010
Risk-free interest rate	0.97% - 1.19%	2.60%
Assumed dividend yield	—	—
Expected option term	6 years	6 years
Volatility	33.0% - 35.5%	32.0%

The fair values of restricted stock and restricted stock units are determined based on the market price of HGI’s shares on the grant date.

Spectrum Brands

In September 2009, SBI’s board of directors adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the SB/RH Merger, the 2009 Plan was assumed by Spectrum Brands. Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan.

In conjunction with the SB/RH Merger, Spectrum Brands adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan.

On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved by Spectrum Brands’ stockholders on March 1, 2011. Up to 4,626 shares of common stock of Spectrum Brands, net of cancellations, may be issued under the 2011 Plan.

Spectrum Brands granted approximately 863 restricted stock units during Fiscal 2012. Of these grants, 160 restricted stock units are time-based and vest over a period ranging from one year to two years. The remaining 703 restricted stock units are both performance and time based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $24,408.

Spectrum Brands granted approximately 1,674 restricted stock units during Fiscal 2011. Of these grants, 93 restricted stock units are time-based and vest over a period ranging from one year to three years. The remaining 1,581 restricted stock units are both performance and time based and vest as follows: (i) 699 stock units vest over a one year performance-based period followed by a one year time-based period and (ii) 882 stock units vest over a two year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $48,530.

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

The fair values of restricted stock and restricted stock units are determined based on the market price of Spectrum Brands’ shares on the grant date.

FGL

On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGL common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in each calendar year, divided by the total number of FGL common shares outstanding, starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests with respect to a participant’s option shares. As of September 30, 2012, FGL determined that it was probable that the dividend equivalent will vest and recorded a provision of $504 for the ratable recognition of such projected liability over the option vesting period.

During Fiscal 2012, FGL granted 207 stock option awards under the terms of the plan. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $807.

The total compensation cost related to non-vested awards not yet recognized as of September 30, 2012 totaled $464 and will be recognized over a weighted–average period of 2.1 years.

The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model:

2012
Risk-free interest rate	0.8%
Assumed dividend yield	10.0%
Expected option term	4.5 years
Volatility	35.0%

(17) Income Taxes

Income tax (benefit) expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	September 30,
	2012	2011	2010
Pretax income (loss):
United States	$(146,542)	$(74,815)	$(238,179)
Outside the United States	171,928	132,749	105,867

Total pretax income (loss)	$25,386	$57,934	$(132,312)

The components of income tax (benefit) expense were as follows:

	September 30,
	2012	2011	2010
Current:
Federal	$74,388	$(875)	$—
Foreign	38,113	32,649	44,481
State	(370)	2,336	2,913

Total current	112,131	34,110	47,394

Deferred:
Federal	(199,162)	(20,622)	22,119
Foreign	5,190	28,054	(6,514)
State	(3,441)	9,013	196

Total deferred	(197,413)	16,445	15,801

Income tax (benefit) expense	$(85,282)	$50,555	$63,195

The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax (benefit) expense are summarized as follows:

	September 30,
	2012	2011	2010
Expected income tax (benefit) expense at Federal statutory rate	$8,885	$20,277	$(46,309)
Valuation allowance for deferred tax assets	(142,126)	72,335	92,673
Preferred stock equity conversion feature	54,810	(9,486)	—
Residual tax on foreign earnings	29,844	18,943	6,609
Foreign rate differential	(14,115)	(12,650)	(9,601)
Bargain purchase gain	—	(55,419)	—
Gain on contingent purchase price reduction	(14,350)	—	—
Permanent items	9,544	10,657	4,829
Exempt foreign income	(5,760)	(380)	(9)
Unrecognized tax benefits	(4,386)	(2,793)	3,234
State and local income taxes	(8,539)	1,235	(4,975)
Dividends received deduction	(965)	—	—
Inflationary adjustments	(803)	(1,472)	3,409
Capitalized transaction costs	343	2,800	—
Deferred tax correction of immaterial prior period error	—	4,873	5,900
Reorganization items	—	—	8,678
Other	2,336	1,635	(1,243)

Reported income tax (benefit) expense	$(85,282)	$50,555	$63,195

Effective tax rate	(335.9)%	87.3%	(47.8)%

For the year ended September 30, 2012, the Company’s effective tax rate of (335.9)%, representing a tax benefit despite pretax income, was positively impacted by the net release of valuation allowance attributed to the Company’s determination that certain of its deferred tax assets are more likely than not realizable, income in foreign jurisdictions in which the Company operates that is subject to lower tax rates than the U.S. Federal statutory income tax rate and a contingent purchase price reduction. The Company’s effective tax rate was negatively impacted by an expense for the increase in fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available, and deferred tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes, but not for book purposes. In addition, for Fiscal 2012 and forward, the Company has asserted that it is no longer permanently reinvesting the income from its foreign operations, thereby subjecting non-U.S. unremitted earnings to the U.S. Federal statutory income tax rate of 35%.

For the year ended September 30, 2011, the Company’s effective tax rate of 87.3% was negatively impacted by the net establishment of valuation allowances against losses in the United States and some foreign jurisdictions. In addition, no tax benefits were recognized on the Company’s indefinite lived intangibles, which are amortized for tax purposes, but not for book purposes. The Company’s effective tax rate was positively impacted by the recognition of a bargain purchase gain from the FGL Acquisition, for which no income tax provision was required. In addition, permanently reinvested income in the foreign jurisdictions in which the Company operates is subject to lower tax rates than the U.S. Federal statutory income tax rate.

For the year ended September 30, 2010, the Company’s effective tax rate of (47.8)%, representing a tax provision despite a pretax loss, was negatively impacted by (i) a deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances the Company provided on its net operating loss carryforward tax benefits and other deferred tax assets and (iii) pretax income in certain non-U.S. jurisdictions that was subject to tax.

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2012	2011
Current deferred tax assets:
Employee benefits	$29,491	$14,188
Restructuring	8,054	10,682
Inventories and receivables	22,495	21,521
Marketing and promotional accruals	8,270	8,911
Capitalized transaction costs	129	292
Unrealized losses on mark-to-market securities	10,213	9,574
Other	15,090	14,971
Valuation allowance	(48,968)	(37,523)

Total current deferred tax assets	44,774	42,616

Current deferred tax liabilities:
Inventories and receivables	(2,618)	(5,015)
Unrealized gains	(1,153)	(2,382)
Other	(7,936)	(5,705)

Total current deferred tax liabilities	(11,707)	(13,102)

Net current deferred tax assets, included in “Prepaid expenses and other current assets”	$33,067	$29,514

Noncurrent deferred tax assets:
Employee benefits	$37,488	$32,369
Restructuring and purchase accounting	371	2,269
Net operating loss, credit and capital loss carry forwards	914,480	1,026,610
Prepaid royalty	7,006	7,346
Properties	3,255	5,240
Capitalized transaction costs	—	4,648
Unrealized losses on mark-to-market securities	12,734	18,574
Long-term debt	3,976	22,602
Intangibles	4,282	4,749
Deferred acquisition costs	9,906	74,175
Insurance reserves and claim related adjustments	620,285	408,214
Other	30,850	28,556
Valuation allowance	(611,139)	(764,710)

Total noncurrent deferred tax assets	1,033,494	870,642

Noncurrent deferred tax liabilities:
Properties	(15,337)	(16,593)
Unrealized gains	(15,803)	(11,619)
Intangibles	(596,199)	(571,454)
Value of business acquired	(36,512)	(148,876)
Tax on unremitted foreign earnings	(29,231)	—
Investments	(438,655)	(246,632)
Other	(4,511)	(6,418)

Total noncurrent deferred tax liabilities	(1,136,248)	(1,001,592)

Net noncurrent deferred tax liabilities, included in “Deferred tax assets” (Insurance and Financial Services) and “Deferred tax liabilities” (Consumer Products and Other)	$(102,754)	$(130,950)

Net current and noncurrent deferred tax liabilities	$(69,687)	$(101,436)

In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for the years ended September 30, 2012, 2011 and 2010, the Company had a net charge (release) of valuation allowance to earnings totaling $(142,126), $72,335 and $92,673, respectively, as more fully described below.

HGI

As a result of HGI’s cumulative losses over the past three years, management concluded at September 30, 2012, that a valuation allowance was required for its entire net deferred tax asset balance. HGI’s valuation allowance at September 30, 2012, totaled $97,799. This resulted from the Company’s conclusion that tax benefits on its pretax losses are not more-likely-than-not realizable. HGI has approximately $121,867 of U.S. Federal net operating loss (“NOL”) carryforwards which, if unused, will expire in years 2029 through 2032. HGI has approximately $20,891 of U.S. capital loss carryforwards which, if unused, will expire in 2017. The Company also concluded that a valuation allowance was required for HGI’s entire net deferred tax asset balance at September 30, 2011, in the amount of $53,034.

Spectrum Brands

At September 30, 2012, Spectrum Brands has U.S. Federal and state and local NOL carryforwards of $1,304,763 and $1,340,761, respectively. If unused, they will expire through 2032. Spectrum Brands has foreign loss carryforwards totaling $119,100 which will expire beginning in 2016. Certain of the foreign net operating losses have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on use of its NOL carryforwards that arose prior to its emergence from bankruptcy. Spectrum Brands has had multiple changes of ownership, as defined under the Internal Revenue Code (the “IRC”), Section 382, that subject the utilization of Spectrum Brands’ U.S. Federal and state and local NOL carryforwards and other tax attributes to certain limitations. Due to these limitations, Spectrum Brands estimates that $301,202 of its U.S. Federal NOL carryforwards and $385,159 of its state and local NOL carryforwards will expire unused even if it generates sufficient income to otherwise use all its NOLs. In addition, separate return year limitations apply to Spectrum Brands’ utilization of U.S. Federal and state and local NOL carryforwards acquired from Russell Hobbs. Spectrum Brands projects that $110,794 of its total foreign loss carryforwards will expire unused. Accordingly, the Company has provided a full valuation allowance against the deferred tax assets recorded for these losses.

As of September 30, 2012 and 2011, Spectrum Brands’ valuation allowances totaled approximately $384,800 and $373,893, respectively. These valuation allowances were recorded on: (i) U.S. net deferred tax assets totaling $349,316 and $338,539, respectively; and (ii) foreign net deferred tax assets totaling $35,484 and $35,354, respectively. The increase in Spectrum Brands’ valuation allowance during the year ended September 30, 2012 totaled $10,907, of which $10,777 relates to U.S. net deferred tax assets, and $130 relates to foreign net deferred tax assets. In addition, as a result of an acquisition, Spectrum Brands was able to release $14,511 of its U.S. valuation allowance during Fiscal 2012. The release was attributable to $14,511 of net deferred tax liabilities recorded on the acquiree’s opening balance sheet that offset other U.S. net deferred tax assets. During the year ended September 30, 2011, Spectrum Brands concluded that its deferred tax assets recorded for Brazil NOL carryforwards are not more-likely-than not realizable. As a result, the Company recorded $25,877 of valuation allowance, increasing foreign deferred tax expense in Fiscal 2011.

Effective October 1, 2012, Spectrum Brands began recording residual U.S. and foreign taxes on current foreign earnings in accordance with its change in position under ASC 740. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries generated after September 30, 2011, to support management’s plans to voluntarily accelerate its pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, earnings of the Company’s non-U.S. subsidiaries after September 30, 2011 are not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. Accordingly, the Company is providing residual U.S. and foreign deferred taxes to these earnings to the extent they cannot be repatriated in a tax-free manner. As a result for the year ending September 30, 2012, Spectrum Brands recorded residual U.S. and foreign income and withholding taxes on approximately $97,638 of foreign earnings, causing an increase to income tax expense, net of a corresponding adjustment to Spectrum Brands’ domestic valuation allowance, of $3,278 (including $2,465 of expected tax on $76,475 of earnings not yet taxed in the U.S.). During Fiscal 2011, Spectrum Brands recorded residual U.S. and foreign taxes on approximately $39,391 of distributions of foreign earnings resulting in an increase of tax expense, net of a corresponding adjustment to Spectrum Brands’ domestic valuation allowance, of approximately $771. During Fiscal 2010, Spectrum Brands recorded residual U.S. and foreign taxes on approximately $26,600 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to Spectrum Brands domestic valuation allowance, of approximately $0. The Fiscal 2011 and Fiscal 2010 distributions were primarily non-cash deemed distributions under U.S. tax law.

Remaining undistributed earnings of Spectrum Brands’ foreign operations, which total approximately $415,713 at September 30, 2012, are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on these earnings at September 30, 2012. If at some future date these earnings cease to be permanently invested, Spectrum Brands may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

FGL

At September 30, 2012, FGL’s deferred tax assets were primarily the result of U.S. NOL, capital loss and tax credit carryforwards and insurance reserves. Its net deferred tax asset position at September 30, 2012 and 2011, before consideration of its recorded valuation allowance, totaled $457,144 and $583,035, respectively. A valuation allowance of $177,508 and $375,306 was recorded against its gross deferred tax asset balance at September 30, 2012 and 2011, respectively. FGL’s net deferred tax asset position at September 30, 2012 and 2011, after taking into account the valuation allowance, is $279,636 and $207,729, respectively. For the years ended September 30, 2012 and 2011, FGL recorded a net valuation allowance release of $197,798 (comprised of a full year valuation release of $204,736 related to the life insurance companies, partially offset by an increase to valuation allowance of $6,938 related to the non-life companies) and $30,064, respectively, based on management’s reassessment of the amount of its deferred tax assets that are more-likely-than-not realizable.

At September 30, 2012, FGL’s valuation allowance of $177,508 consisted of a partial valuation allowance of $145,854 on capital loss carryforwards and a full valuation allowance of $31,654 on non-life insurance net deferred taxes. At September 30, 2011, FGL’s valuation allowance of $375,306 consisted of a partial valuation allowance of $138,257 on capital loss carryforwards, a full valuation allowance of $24,716 on non-life insurance net deferred taxes and a partial valuation allowance of $212,333 on other net deferred taxes, including NOLs.

As a consequence of FGL’s acquisition, certain tax attributes (carry-forwards) became limited at the FGL Acquisition Date. In addition, FGL experienced cumulative losses during the three year period preceding its acquisition. These are among the factors the Company considered in establishing a valuation allowance against FGL’s deferred tax asset position at the FGL Acquisition Date.

At each reporting date, FGL management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2012, management considered the following positive and negative evidence concerning the future realization of FGL’s deferred tax assets:

Positive Evidence:

•	FGL has three years of cumulative US GAAP pre-tax income;

•	FGL’s internal projections of taxable income estimated in future periods reflect a continuation of this trend;

•	FGL has projected that the reversal of taxable temporary timing differences will unwind in the twenty-year projection period;

•	FGL has refined tax planning strategies to utilize capital loss carryforwards by selling assets with acquisition date built-in gains;

•	FGL has a history of utilizing all significant tax attributes before they expire; and

•	FGL’s inventory of limited attributes has been significantly reduced as a result of a tax planning transaction that required amending certain tax returns.

Negative Evidence:

•	Tax rules limit the ability to use carryforwards in future years;

•	There is a brief carryback/carryforward period for life insurance company capital losses (i.e. 3-year carryback/ 5-year carryforward period.)

Based on its assessment of the evidence above, management determined that sufficient positive evidence exists as of September 30, 2012 to conclude that it is “more likely than not” that additional deferred taxes of FGL are more-likely-than-not realizable, and therefore, reduced the valuation allowance accordingly.

At September 30, 2012 and 2011, FGL has NOL carryforwards of $86,978 and $428,005, respectively, which, if unused, will expire in years 2026 through 2032. FGL has capital loss carryforwards totaling $551,897 and $717,267 at September 30, 2012 and 2011, respectively, which if unused, will expire in years 2013 through 2017. In addition, at September 30, 2012 and 2011, FGL has low income housing tax credit carryforwards totaling $52,780 and $68,099, respectively, which, if unused, will expire in years 2017 through 2032 and alternative minimum tax credits of $7,602 and $6,304, respectively, that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, as defined under IRC Section 382.

Uncertain Tax Positions

The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2012 and 2011 are $5,877 and $9,013, respectively. If recognized in the future, the entire amount of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2012 and 2011, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $3,564 and $4,682, respectively. For Fiscal 2012, 2011 and 2010, interest and penalties (decreased) increased income tax expense by $(1,184), $(1,422) and $1,527, respectively. In connection with the SB/RH Merger, Spectrum Brands recorded reserves for additional UTBs of approximately $3,299 as part of purchase accounting.

At September 30, 2012, filed income tax returns for certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of these examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

The Company believes its income tax reserves for UTB’s are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

Unrecognized tax benefits at September 30, 2009	$7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
HGI unrecognized tax benefits as of June 16, 2010	732
Gross decrease — tax positions in prior period	(904)
Gross increase — tax positions in current period	3,390
Lapse of statutes of limitations	(1,060)

Unrecognized tax benefits at September 30, 2010	$13,174
Gross increase — tax positions in prior period	1,658
Gross decrease — tax positions in prior period	(823)
Gross increase — tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,742)

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase — tax positions in prior period	773
Gross decrease — tax positions in prior period	(1,308)
Gross increase — tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)

Unrecognized tax benefits at September 30, 2012	$5,877

HGI files U.S. Federal consolidated and state and local combined and separate income tax returns. HGI’s consolidated and combined returns do not include Spectrum Brands or FGL (life insurance group), each of which files their own consolidated Federal, and combined and separate state and local income tax returns. HGI’s U.S. Federal income tax returns for years prior to and including 2010 are no longer subject to audit by the taxing authorities. With limited exception, HGI’s state and local income tax returns are no longer subject to audit for years prior to 2008.

Spectrum Brands files U.S. Federal consolidated and state and local combined and separate income tax returns as well as foreign income tax returns in various jurisdictions. They are subject to ongoing examination by various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the United States, United Kingdom and Germany.

U.S. Federal income tax returns of Spectrum Brands and Russell Hobbs are no longer subject to audit for fiscal years prior to and including 2008. However, Federal NOL carryforwards from their fiscal years ended September 30, 2008 and June 30, 2008, respectively, will continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.

U.S. Federal income tax returns of FGL for years prior to 2008 are no longer subject to examination by the taxing authorities. With limited exception, FGL is no longer subject to state and local income tax audits for years prior to 2008. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.

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

The following table sets forth the computation of basic and diluted EPS:

	September 30,
	2012	2011	2010
Income (loss) attributable to common and participating preferred stockholders:
Income (loss) from continuing operations	$29,915	$22,226	$(149,134)
Loss from discontinued operations	—	—	(2,735)

Net income (loss)	$29,915	$22,226	$(151,869)

Participating shares at end of period:
Common stock outstanding	139,357	139,346	139,197
Preferred stock (as-converted basis)	62,839	60,989	—

Total	202,196	200,335	139,197

Percentage of income (loss) allocated to:
Common stock	68.9%	69.6%	100%
Preferred stock	31.1%	30.4%	—
Income (loss) attributable to common shares — basic:
Income (loss) from continuing operations	$20,618	$15,460	$(149,134)
Loss from discontinued operations	—	—	(2,735)

Net income (loss)	$20,618	$15,460	$(151,869)

Dilutive adjustments to income (loss) attributable to common stock from assumed conversion of preferred stock, net of tax:
Income allocated to preferred stock in basic calculation	$—	$6,766	$—
Reversal of preferred stock dividends and accretion	—	19,833	—
Reversal of income related to fair value of preferred stock conversion feature	—	(27,910)	—

Net adjustment	$—	$(1,311)	$—

Income (loss) attributable to common shares — diluted:
Income (loss) from continuing operations	$20,618	$14,149	$(149,134)
Loss from discontinued operations	—	—	(2,735)

Net income (loss)	$20,618	$14,149	$(151,869)

Weighted-average common shares outstanding — basic	139,356	139,233	132,399
Dilutive effect of preferred stock	—	19,064	—
Dilutive effect of stock options	81	87	—
Dilutive effect of restricted stock and restricted stock units	381	—	—

Weighted-average shares outstanding — diluted	139,818	158,384	132,399

Basic income (loss) per common share attributable to controlling interest:
Continuing operations	$0.15	$0.11	$(1.13)
Discontinued operations	—	—	(0.02)

Net income (loss)	$0.15	$0.11	$(1.15)

Diluted income (loss) per common share attributable to controlling interest:
Continuing operations	$0.15	$0.09	$(1.13)
Discontinued operations	—	—	(0.02)

Net income (loss)	$0.15	$0.09	$(1.15)

The number of shares of common stock outstanding used in calculating the weighted average thereof reflects: (i) for the period prior to the June 16, 2010 (the date of the SB/RH Merger), the number of shares of SBI common stock outstanding multiplied by the 1:1 Spectrum Brands share exchange ratio used in the SB/RH Merger and the 4.32 HGI share exchange ratio used in the Spectrum Brands Acquisition, (ii) for the period from June 16, 2010 to the January 7, 2011 (the date of the Spectrum Brands Acquisition), the number of HGI shares of common stock outstanding plus the 119,910 HGI shares of common stock subsequently issued in connection with the Spectrum Brands Acquisition and (iii) for the periods subsequent to and including January 7, 2011, the actual number of shares of HGI common stock outstanding, excluding unvested restricted stock.

At September 30, 2012, there were 62,839 shares issuable upon the conversion of the Preferred Stock that were excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock would have been anti-dilutive for the year ended September 30, 2012. The Preferred Stock had a weighted average conversion price of $6.64.

(19) Commitments and Contingencies

The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $27,816 at September 30, 2012. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

Legal and Environmental Matters

HGI

HGI is a nominal defendant, and the members of its board of directors are named as defendants, in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. The Company believes the allegations are without merit and intends to vigorously defend this matter.

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

Spectrum Brands

Spectrum Brands has provided approximately $5,432 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial position, results of operations or cash flows of Spectrum Brands.

Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

FGL

FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one annual period.

Regulatory Matters

FGL

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2012, FGL has accrued $5,909 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,213.

FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation and unclaimed property and escheatment laws. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012 FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, FGL incurred an $11,000 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, FGL believes its remaining accrual will cover the reasonably estimated liability arising out of these developments. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

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

Lease Commitments

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, principally relating to Spectrum Brands, are as follows:

Future Minimum Rental Commitments
Fiscal Year
2013	$34,093
2014	29,156
2015	23,746
2016	23,023
2017	18,286
Thereafter	48,711

Total minimum lease payments	$177,015

All of the leases expire between October 2012 and January 2023. The Company’s total rent expense was $36,925, $41,825 and $30,273 during Fiscal 2012, 2011 and 2010, respectively.

Unfunded Asset Based Lending Commitments

Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset-based lending customers upon satisfaction of certain conditions. At September 30, 2012, the notional amount of unfunded, legally binding lending commitments was approximately $63,586, of which $14,744 expires in one year or less, and the remainder expires between one and three years.

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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the year ended September 30, 2012 and 2011 were as follows:

	Year Ended September 30,
	2012		2011
	Net Premiums Earned	Net Benefits Incurred and Reserve Changes	Net Premiums Earned	Net Benefits Incurred and Reserve Changes
Direct	$297,964	$1,033,336	$157,772	$392,073
Assumed	47,179	34,940	22,858	19,571
Ceded	(289,846)	(290,904)	(141,628)	(164,012)

Net	$55,297	$777,372	$39,002	$247,632

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2012 and 2011, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance.

No policies issued by FGL have been reinsured with a foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

FGL has the following significant reinsurance agreements as of September 30, 2012:

Reserve Facility

Pursuant to the F&G Stock Purchase Agreement, on April 7, 2011, FGL Insurance recaptured all of the life insurance business ceded to Old Mutual Reassurance (Ireland) Ltd. (“OM Re”), an affiliate of OMGUK. OM Re transferred assets with a fair value of $653,684 to FGL Insurance in settlement of all of OM Re’s obligations under these reinsurance agreements. The fair value of the transferred assets, which was based on the economic reserves, was approved by the Maryland Insurance Administration. No gain or loss was recognized in connection with the recapture. The fair value of the assets acquired and liabilities assumed is reflected in the FGL purchase price allocation. See Note 22 for additional details.

On April 7, 2011, FGL Insurance ceded to Raven Re, on a coinsurance basis, a significant portion of the business recaptured from OM Re. Raven Re was capitalized by a $250 capital contribution from FGL Insurance and a surplus note (i.e., subordinated debt) issued to OMGUK in the principal amount of $95,000 (see Note 12 for the terms of such note). The proceeds from the surplus note issuance and the surplus note are reflected in the FGL purchase price allocation. Raven Re financed $535,000 of statutory reserves for this business with a letter of credit facility provided by Nomura and guaranteed by OMGUK and HFG.

On April 7, 2011, FGL Insurance entered into a reimbursement agreement with Nomura to establish a reserve facility and Nomura charged an upfront structuring fee (the “Structuring Fee”). The Structuring Fee was in the amount of $13,750 and is related to the retrocession of the life business recaptured from OM Re and related credit facility. The Structuring Fee was deferred and was fully amortized as of September 30, 2011 as a result of the termination of the reserve facility in connection with FGL Insurance accelerating the effective date of the amended and restated Raven Springing Amendment which is described in the Wilton Agreement discussion below.

Wilton Agreement

On January 26, 2011, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with FGL

Insurance. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. The Company considered the effects of the first amendment in the opening balance sheet and purchase price allocation as of FGL Acquisition Date. Effective April 26, 2011, HFG elected the second of the two amendments under the Commitment Agreement (the “Raven Springing Amendment”), which committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Re on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG’s obligation under the F&G Stock Purchase Agreement, by replacing the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580,683, including ceding commission, to Wilton Re.

In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGL Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18,029 on these reinsurance transaction which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts.

Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)

Effective September 30, 2008, FGL Insurance entered into a yearly renewable term quota share reinsurance agreement with OM Re, an affiliated company of OMGUK, FGL’s former parent, whereby OM Re assumed a portion of the risk that policyholders exercise the “waiver of surrender charge” features on certain deferred annuity policies. This agreement did not meet risk transfer requirements to qualify as reinsurance under US GAAP. Under the terms of the agreement, FGL expensed net fees of $4,004 and $1,809 for the years ended September 30, 2012 and 2011, respectively. Although this agreement did not provide reinsurance for reserves on a US GAAP basis, it did provide for reinsurance of reserves on a statutory basis. The statutory reserves were secured by a letter of credit with Old Mutual plc of London, England (“OM”), OMGUK’s parent.

Effective October 1, 2012, FGL Insurance recaptured the CARVM reinsurance agreement from OM Re and simultaneously ceded the business to Raven Re. The recapture of the OM Re CARVM reinsurance agreement satisfies FGL’s obligation under the F&G Stock Purchase Agreement to replace the letter of credit provided by OM no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295,000 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2,800. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility.

(21) Insurance Subsidiary — Financial Information

The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items.

For example, in accordance with the US GAAP acquisition method of accounting, the amortized cost of FGL’s invested assets was adjusted to fair value as of the FGL Acquisition Date while it was not adjusted for statutory reporting. Thus, the net unrealized gains on a statutory basis were $1,245,445 (unaudited) and $697,825 (unaudited) as of September 30, 2012 and 2011, respectively, compared to net unrealized gains of $1,058,447 and $418,210, respectively, on a US GAAP basis, as reported in Note 5.

The Company’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. The total statutory capital and surplus of FGL Insurance was $861,588 (unaudited) and $801,945 (unaudited) as of September 30, 2012 and 2011, respectively, and $846,434 and $902,118 as of December 31, 2011 and 2010, respectively. The total adjusted statutory capital of FGL Insurance was $901,371 (unaudited) and $830,225 (unaudited) at September 30, 2012 and 2011, respectively. FGL Insurance had statutory net income of $88,437 (unaudited) and $22,094 (unaudited) for the nine months ended September 30, 2012 and 2011, respectively, and $110,264 and $245,849 for the years ended December 31, 2011 and 2010, respectively.

Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of September 30, 2012 and 2011, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2011, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $84,643 to FGL in 2012 less any dividends paid during the 12 month period from the last dividend payment. On September 26, 2012, FGL Insurance paid a dividend to FGL in the amount of $20,000 with respect to its 2011 results. On September 29, 2011 and December 22, 2011, FGL Insurance paid dividends to FGL in the amount of $20,000 and $20,000, respectively, with regard to its 2010 results. Based on its 2011 calendar year statutory results, FGL Insurance is able to declare an ordinary dividend up to $24,643 through September 29, 2012 (taking into account the dividend payments of $20,000 on September 29, 2011, December 22, 2011 and September 26, 2012), and $44,643 after September 29, 2012 through December 22, 2012 (taking into account the dividend payments of $20,000 on December 22, 2011 and $20,000 on September 26, 2012). In addition, between December 23 and December 31, 2012, FGL Insurance may be able to declare an additional ordinary dividend of $20,000 with respect to its 2011 statutory results (for an aggregate ordinary dividend of $64,643), subject to management’s discretion.

(22) Acquisitions

FGL in Fiscal 2011

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350,000, which amount could be reduced by up to $50,000 post closing (as discussed further below). The Company incurred approximately $22,700 of expenses related to the FGL Acquisition, including $5,000 of the $350,000 cash purchase price which has been re-characterized as an expense since the seller made a $5,000 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Such expenses are included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2011. The FGL Acquisition continued HGI’s strategy of obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries.

Net Assets Acquired

The acquisition of FGL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and were preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Effective April 1, 2012, the Company finalized such provisional amounts which were previously disclosed as of September 30, 2011.

The following table summarizes the provisional and final amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition Date:

	Provisional Amounts	Fiscal 2012 Measurement Period Adjustments	Final Amounts
Investments, cash and accrued investment income, including cash acquired of $1,040,470	$17,705,419	$—	$17,705,419
Reinsurance recoverable	929,817	15,246	945,063
Intangible assets (VOBA)	577,163	—	577,163
Deferred tax assets	256,584	(3,912)	252,672
Other assets	72,801	—	72,801

Total assets acquired	19,541,784	11,334	19,553,118

Contractholder funds and future policy benefits	18,415,022	—	18,415,022
Liability for policy and contract claims	60,400	—	60,400
Note payable	95,000	—	95,000
Other liabilities	475,285	4,070	479,355

Total liabilities assumed	19,045,707	4,070	19,049,777

Net assets acquired	496,077	7,264	503,341
Cash consideration, net of $5,000 re-characterized as expense	345,000	—	345,000

Bargain purchase gain	$151,077	$7,264	$158,341

The application of acquisition accounting resulted in a bargain purchase gain of $158,341, which is reflected in the Consolidated Statement of Operations for the year ended September 30, 2011. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. The Company believes that the resulting bargain purchase gain is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the FGL Acquisition Date, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the FGL Acquisition Date and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Reinsurance Transactions

As discussed in Note 20, pursuant to the F&G Stock Purchase Agreement on April 7, 2011, FGL recaptured all of the life business ceded to OM Re. OM Re transferred assets with a fair value of $653,684 to FGL in settlement of all of OM Re’s obligations under these reinsurance agreements. Such amounts are reflected in FGL’s purchase price allocation. Further, on April 7, 2011, FGL ceded on a coinsurance basis a significant portion of this business to Raven Re. Certain transactions related to Raven Re such as the surplus note issued to OMGUK in the principal amount of $95,000, which was used to partially capitalize Raven Re and the Structuring Fee of $13,750 are also reflected in FGL’s purchase price allocation. Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the FGL’s opening balance sheet and purchase price allocation. Of the ongoing settlement adjustments resolved with Wilton Re, as discussed in Note 20, it was determined that $11,176, less $3,912 of deferred income taxes, related to the pre-acquisition period, and were reflected as measurement period adjustments to the initial purchase price allocation. Such adjustments have been retrospectively reflected in the accompanying consolidated financial statements as of and for the year ended September 30, 2011.

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of the Company, sought to enter into a reinsurance agreement (the “Reinsurance Agreement”) with the Company whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

The Reinsurance Agreement required the approval of the Maryland Insurance Administration (the “MIA”). The F&G Stock Purchase Agreement provides that the seller may be required to pay up to $50,000 as a post-closing reduction in purchase price if, among other things, the Reinsurance Agreement is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Reinsurance Agreement, as proposed by the respective parties. HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50,000 purchase price reduction will be obtained by HGI.

Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition Date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50,000 amount and has estimated a fair value of $41,000 for the contingent receivable as of September 30, 2012, reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41,000 estimated fair value of the contingent receivable has been reflected in “Receivables, net” in the Consolidated Balance Sheet as of September 30, 2012 with a corresponding credit to “Gain on contingent purchase price reduction” in the Consolidated Statement of Operations for the year ended September 30, 2012. Changes in the estimated fair value of the contingent consideration resulting from events after the acquisition date are accounted for in earnings upon each remeasurement date, until such time as the contingency is resolved.

Intangible Assets

VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. VOBA is being amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. FGL will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of

VOBA is reported in “Amortization of intangibles” in the Consolidated Statements of Operations. The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition as of the FGL Acquisition Date is as follows: 80.4% related to FIA’s, and 19.6% related to deferred annuities.

Refer to Note 10 for FGL’s historical and estimated future amortization of VOBA, net of interest.

Deferred Taxes

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date and are recorded as deferred income tax assets and liabilities. The acquisition of FGL is considered a non-taxable acquisition under tax accounting criteria, therefore, the tax basis of assets and liabilities reflect an historical (carryover) basis at the FGL Acquisition Date. However, since assets and liabilities reported under US GAAP are adjusted to fair value as of the FGL Acquisition Date, the deferred tax assets and liabilities are also adjusted to reflect the effects of those fair value adjustments. This resulted in shifting FGL into a significant net deferred tax asset position at the FGL Acquisition Date, principally due to the write-off of DAC and the establishment of a significantly lesser amount of VOBA which resulted in reducing the associated deferred tax liabilities and thereby shifting FGL’s net deferred tax position. This shift, coupled with the application of certain tax limitation provisions that apply in the context of a change in ownership transaction, most notably Section 382 of the IRC, relating to “Limitation in Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change,” as well as other applicable provisions under Sections 381-384 of the IRC, require FGL to reconsider the realization of FGL’s gross deferred tax asset position and the need to establish a valuation allowance against it. Management determined that a valuation allowance against a portion of the gross deferred tax asset (“DTA”) was required as of FGL Acquisition Date.

The components of the net deferred tax assets as of the FGL Acquisition Date (updated for measurement period adjustments) are as follows:

Deferred tax assets:
DAC	$96,764
Insurance reserves and claim related adjustments	401,659
Net operating losses	128,437
Capital losses (carryovers and deferred)	267,468
Tax credits	75,253
Other deferred tax assets	24,066

Total deferred tax assets	993,647
Valuation allowance	(405,370)

Deferred tax assets, net of valuation allowance	588,277

Deferred tax liabilities:
VOBA	202,007
Investments	121,160
Other deferred tax liabilities	12,438

Total deferred tax liabilities	335,605

Net deferred tax assets	$252,672

Fiscal 2011 Results of FGL since the FGL Acquisition Date

The following table presents selected financial information reflecting results for FGL that are included in the Consolidated Statement of Operations for the year ended September 30, 2011:

For the period April 6, 2011 to September 30, 2011
Total revenues	$290,886
Income, net of taxes	$23,703

Russell Hobbs in Fiscal 2010

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

SBI closing price per share on June 16, 2010	$28.15
Purchase price — Russell Hobbs allocation — 20,704 shares (a)(b)	575,203
Cash payment to pay off Russell Hobbs’ North American credit facility	22,376

Total purchase price of Russell Hobbs	$597,579

(a)	Number of shares calculated based upon conversion formula, as defined in the merger agreement, using balances as of June 16, 2010.
(b)

The fair value of 271 shares of unvested restricted stock units as they relate to post combination services will be recorded as operating expense over the remaining service period and were assumed to have no fair value for the purchase price.

Supplemental Pro Forma Information — Unaudited

The following table reflects the Company’s unaudited pro forma results for Fiscal 2011 and 2010 had the results of Russell Hobbs and FGL been included for each of the full year periods, as if the respective acquisitions were completed on October 1, 2009.

	Year Ended September 30,
	2011 (a)	2010
Revenues:
Reported revenues	$3,477,782	$2,567,011
FGL adjustment (b)	685,767	953,911
Russell Hobbs adjustment	—	543,952

Pro forma revenues	$4,163,549	$4,064,874

Income (loss) from continuing operations:
Reported income (loss) from continuing operations	$7,379	$(195,507)
FGL adjustment (b)	84,912	(206,441)
Russell Hobbs adjustment	—	(5,504)

Pro forma income (loss) from continuing operations	$92,291	$(407,452)

Income (loss) per common share attributable to controlling interest:
Reported basic income (loss) per common share from continuing operations	$0.11	$(1.13)
FGL adjustment	0.42	(1.56)
Russell Hobbs adjustment	—	(0.04)

Pro forma basic income (loss) per common share from continuing operations	$0.53	$(2.73)

Pro forma diluted income (loss) per common share from continuing operations	$0.51	$(2.73)

(a)

Reported revenues and net income for Fiscal 2011 include the actual reported results of FGL for the approximate six month period subsequent to April 6, 2011. Reported net income also includes the $158,341 non-recurring bargain purchase gain which was recorded as of the FGL Acquisition Date, and reflects the retrospective measurement period adjustments disclosed above.

(b)	The pro forma information primarily reflects the following pro forma adjustments applied to FGL’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•

Adjustments to reflect the impacts of the recapture of the life business from OM Re and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer, including the amortization of the related $13,750 Structuring Fee;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on the new $95,000 surplus note payable (which was subsequently settled in October 2011);

•	Adjustments to reflect the full-period effect of interest expense on the initial $350,000 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition; and

•	Reversal of the change in the deferred tax valuation allowance included in the income tax provision.

Other Acquisitions

During the years ended September 30, 2012 and 2011, Spectrum Brands completed the following acquisitions which were not considered significant individually or collectively:

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

The results of Black Flag’s operations since October 31, 2011 are included in the accompanying Consolidated Statements of Operations. The purchase price of $43,750 has been allocated to the acquired net assets, including $25,000 of identifiable intangible assets, $15,852 of goodwill, $2,509 of inventories, and $389 of properties and other assets, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the acquisition accounting that are not yet finalized relate to certain legal matters and residual goodwill.

FURminator

On December 22, 2011, Spectrum Brands completed the $141,745 cash acquisition of FURminator, Inc. (“FURminator”) from HKW Capital Partners III, L.P. FURminator is a leading worldwide provider of branded and patented pet deshedding products. In accordance with ASC 805, Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting.

The results of FURminator operations since December 22, 2011 are included in the accompanying Consolidated Statements of Operations. The purchase price of $141,745 has been allocated to the acquired net assets, including $79,000 of identifiable intangible assets, $68,531 of goodwill, $9,240 of current assets, $648 of properties and $15,674 of current and long-term liabilities, based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the measurement period. The primary areas of the acquisition accounting that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Seed Resources

During Fiscal 2011, Spectrum Brands completed several business acquisitions which were not significant individually or collectively. The largest of these was the $10,524 cash acquisition of Seed Resources, LLC (“Seed Resources”) on December 3, 2010. Seed Resources is a wild seed cake producer through its Birdola premium brand seed cakes. The acquisition was accounted for under the acquisition method of accounting. The results of Seed Resources’ operations since December 3, 2010 are included in the accompanying Consolidated Statements of Operations. The purchase price of $12,500 (representing cash paid of $10,524 and contingent consideration accrued of $1,976) included $1,100 of trade name intangible assets and $10,029 of goodwill.

Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in “Selling, general and administrative expenses” include, but are not limited to transaction costs such as banking, legal, accounting and other professional fees directly related to an acquisition or potential acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses.

The following table summarizes acquisition and integration related charges incurred by the Company:

	Year Ended September 30,
	2012	2011	2010
SB/RH Merger
Integration costs	$10,168	$23,084	$3,777
Employee termination charges	3,900	8,105	9,713
Legal and professional fees	1,495	4,883	24,962

	15,563	36,072	38,452
FGL	—	22,677	331
Spectrum Brands	—	1,129	4,284
FURminator	7,938	—	—
BlackFlag	3,379	—	—
Other	7,956	3,721	2,034

Total acquisition and integration related charges	$34,836	$63,599	$45,101

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

The following table summarizes restructuring and related charges incurred by the Global Cost Reduction Initiatives, as well as other initiatives which were not significant in the periods presented below, and where those charges are classified in the accompanying Consolidated Statements of Operations:

Restructuring and Related Charges

	Year Ended September 30,			Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:	2012	2011	2010
Global Cost Reduction	$18,690	$25,484	$18,443	$83,018	$5,597	$88,615	January 31, 2015
Other	901	3,160	5,675

	$19,591	$28,644	$24,118

Classification:
Cost of goods sold	$9,835	$7,841	$7,150
Selling, general and administrative	9,756	20,803	16,968

	$19,591	$28,644	$24,118

The following table summarizes restructuring and related charges incurred by type of charge and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2012	2011	2010
Costs included in cost of goods sold:
Global Cost Reduction Initiatives:
Termination benefits	$2,941	$1,679	$2,630
Other associated costs	6,894	5,889	2,273
Other restructuring initiatives:
Termination benefits	—	—	201
Other associated costs	—	273	2,046

Total included in cost of goods sold	9,835	7,841	7,150

Costs included in selling, general and administrative expenses:
Global Cost Reduction Initiatives:
Termination benefits	3,079	10,155	4,268
Other associated costs	5,776	7,761	9,272
Other restructuring initiatives:
Termination benefits	—	956	5,269
Other associated costs	901	1,931	(1,841)

Total included in selling, general and administrative expenses	9,756	20,803	16,968

Total restructuring and related charges	$19,591	$28,644	$24,118

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during Fiscal 2012:

Remaining Accrual Balance

Initiatives	Accrual Balance at September 30, 2011	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at September 30, 2012	Expensed as Incurred (a)
Global Cost Reduction Initiatives:
Termination benefits	$8,795	$2,095	$(7,765)	$127	$3,252	$3,926
Other costs	3,021	(169)	(1,353)	(404)	1,095	12,838

	11,816	1,926	(9,118)	(277)	4,347	16,764
Other initiatives	4,371	(63)	(2,094)	11	2,225	964

	$16,187	$1,863	$(11,212)	$(266)	$6,572	$17,728

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(24) Reorganization Items

Reorganization items expense represents expenses and losses that SBI identified as directly relating to its voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in 2009 and consists of the following:

Year Ended September 30, 2010
Legal and professional fees	$3,536
Provision for rejected leases	110

Administrative related reorganization items	$3,646

The Company did not recognize any reorganization items in Fiscal 2012 and 2011.

(25) Discontinued Operations

On November 11, 2008, SBI’s board of directors approved the shutdown of its line of growing products, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shut down the growing products line was made only after SBI was unable to successfully sell this business, in whole or in part. The shutdown of its line of growing products was completed during the second quarter of Fiscal 2009.

The presentation herein of the results of continuing operations excludes its line of growing products for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations:

Year Ended September 30, 2010
Net sales	$—

Loss from discontinued operations before income taxes	$(2,512)
Income tax expense	223

Loss from discontinued operations, net of tax	$(2,735)

The Company did not record any income (loss) from discontinued operations in Fiscal 2012 and 2011.

(26) Related Party Transactions

During Fiscal 2012, Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the January 9, 2012. The Company has recognized $2,030 and $1,500 of expenses under these arrangements with respect to the years ended September 30, 2012 and 2011, respectively. Such amounts have been approved by a special committee of the Company’s board of directors, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. There were no similar expenses recognized in the year ended September 30, 2010.

Subsequent to September 30, 2012, the Company and Harbinger Capital entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the New York Stock Exchange, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement.

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

On May 19, 2011, the FGL Special Committee unanimously determined that it is (i) in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for Front Street and FGL, to enter into the Reinsurance Agreement, pursuant to which Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL and (ii) in the best interests of the Company for Front Street and HCP II to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets would be deposited in a reinsurance trust account for the benefit of FGL pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, the Company’s board of directors approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The FGL Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the FGL Special Committee was advised by independent counsel and received an independent third-party fairness opinion. As discussed further in Note 22, the Reinsurance Agreement required approval of the MIA, which ultimately was not received.

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

(27) Segment and Geographic Data

Segment information for the periods presented is as follows:

	Year Ended September 30,
	2012	2011	2010
Revenues:
Consumer products	$3,252,435	$3,186,916	$2,567,011
Insurance	1,221,724	290,866	—
Other financial services	8,694	—	—
Intersegment elimination	(2,137)	—	—

Consolidated revenues	$4,480,716	$3,477,782	$2,567,011

Depreciation and amortization:
Consumer products	$133,780	$135,149	$117,418
Insurance	163,665	(9,430)	—
Other financial services	55	—	—

Total segments	297,500	125,719	117,418
Corporate depreciation and amortization	2,020	207	53

Consolidated depreciation and amortization	$299,520	$125,926	$117,471

Operating income (loss):
Consumer products	$301,746	$227,944	$168,778
Insurance	163,783	(18,041)	—
Other financial services	2,645	—	—
Intersegment elimination	(2,137)	—	—

Total segments	466,037	209,903	168,778
Corporate expenses (a)	(56,546)	(46,217)	(8,324)

Consolidated operating income	409,491	163,686	160,454
Interest expense	(251,032)	(249,260)	(277,015)
(Increase) decrease in fair value of equity conversion feature of preferred stock	(156,600)	27,910	—
Bargain purchase gain from business acquisition	—	158,341	—
Gain on contingent purchase price reduction	41,000	—	—
Other expense, net	(17,473)	(42,743)	(12,105)
Reorganization items expense	—	—	(3,646)

Consolidated income (loss) from continuing operations before income taxes	$25,386	$57,934	$(132,312)

Capital expenditures:
Consumer products	$46,809	$36,160	$40,316
Insurance	6,209	1,745	—
Other financial services	474	—	—

Total segments	53,492	37,905	40,316
Corporate capital expenditures	26	345	58

Consolidated capital expenditures	$53,518	$38,250	$40,374

	September 30,
	2012	2011
Total assets:
Consumer products	$3,751,649	$3,626,706
Insurance	20,905,830	19,347,961
Other financial services	195,057	—
Intersegment elimination	(182,069)	—

Total segments	24,670,467	22,974,667
Corporate assets	530,024	616,221

Consolidated total assets	$25,200,491	$23,590,888

	September 30,
	2012	2011
Total long-lived assets (b):
Consumer products	$2,690,222	$2,578,418
Insurance	280,434	460,694
Other financial services	449	—

Total segments	2,971,105	3,039,112
Corporate long-lived assets	15,412	19,952

Consolidated long-lived assets	$2,986,517	$3,059,064

(a)

Included in corporate expenses are $3,770, $26,996 and $6,649 related to business acquisitions and other projects and $3,282, $4,359 and $212 related to Front Street for Fiscal 2012, 2011 and 2010, respectively.

(b)

Total long-lived assets include all non-current assets of the Consumer Products and Other section of the Consolidated Balance Sheet and properties (included in “Other assets”) and intangibles of the Insurance and Financial Services section.

The Company’s geographic data disclosures are as follows:

Net sales to external customers:

	Year Ended September 30,
	2012	2011	2010
United States	$1,772,138	$1,780,127	$1,444,779
Outside the United States	1,480,297	1,406,789	1,122,232

Consolidated net sales to external customers	$3,252,435	$3,186,916	$2,567,011

Long-lived assets:

	September 30,
	2012	2011
United States	$2,284,927	$2,324,515
Outside the United States	701,590	734,549

Consolidated long-lived assets	$2,986,517	$3,059,064

Venezuela Hyperinflation

Spectrum Brands does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the second quarter of Fiscal 2010, Spectrum Brands determined that Venezuela met the definition of a highly inflationary economy under US GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for Spectrum Brands’ Venezuelan subsidiary. Accordingly, subsequent to January 4, 2010, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected as a component of AOCI.

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

The designation of the Spectrum Brands’ Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in “Other expense, net” of $10,102 during Fiscal 2010.

As of September 30, 2011, Spectrum Brands is no longer exchanging its Bolivar Fuertes for U.S. dollars through the SITME mechanism and the SITME is no longer the most likely method of exchanging its Bolivar fuertes for U.S. dollars. Therefore, Spectrum Brands changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate in accordance with ASC 830 as it is the expected rate that exchanges of Bolivar fuerte to U.S. dollars will be settled. Spectrum Brands reported a foreign exchange gain in “Other expense, net” of $1,293 during Fiscal 2011 related to the change to the official exchange rate.

(28) Quarterly Results (Unaudited)

	Quarter Ended
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net sales	$832,576	$824,803	$746,285	$848,771
Total revenues	1,196,853	1,012,160	1,105,654	1,166,049
Gross profit	279,925	291,696	260,031	284,026
Operating income (loss)	120,364	81,403	95,893	111,831
Net income (loss) attributable to common and participating preferred stockholders	159,091	(149,080)	(3,855)	23,759
Net income (loss) per common share attributable to controlling interest:
Basic	0.79	(1.07)	(0.02)	0.12
Diluted	0.78	(1.07)	(0.02)	0.06

	Quarter Ended
	September 30, 2011	July 3, 2011		April 3, 2011	January 2, 2011
Net sales	$827,330	$804,635		$693,885	$861,066
Total revenues	888,541	1,034,290		693,885	861,066
Gross profit	280,496	293,694		255,439	299,238
Operating income (loss)	(43,953)	120,516		22,429	64,694
Net income (loss) attributable to common and participating preferred stockholders	(107,095)	211,341	(a)	(61,950)	(20,070)
Net income (loss) per common share attributable to controlling interest:
Basic	(0.77)	1.16	(a)	(0.45)	(0.14)
Diluted	(0.77)	1.16	(a)	(0.45)	(0.14)

(a)

The previously reported amounts of $204,077, or $1.12 per common share, have been retrospectively adjusted for a $7,264 increase in the bargain purchase gain from the FGL Acquisition resulting from adjustments made to finalize the purchase price allocation during the second quarter of Fiscal 2012 (see Note 22).

(29) Subsequent Events

ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following are the significant events which occurred subsequent to September 30, 2012 but before these financial statements were issued:

Spectrum Brands’ Pending Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business

On October 8, 2012, Spectrum Brands entered into an agreement (the “HHI Acquisition Agreement”) with Stanley Black & Decker, Inc. (“Stanley Black and Decker”) to acquire the hardware and home improvement business (the “HHI Business”) currently operated by Stanley Black & Decker and certain of its subsidiaries for $1,400,000, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business. The acquisition, when completed, includes (i) the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business and (ii) the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation, which is involved in the production of residential locksets.

The HHI Acquisition Agreement contains certain termination rights for each of Stanley Black & Decker and Spectrum Brands that, upon termination of the HHI Acquisition Agreement under specified circumstances, could require Spectrum Brands to pay Stanley Black & Decker a termination fee of up to $78,000.

Spectrum Brands will account for the acquisition in accordance with ASC 805 which requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

Debt Commitments

On November 16, 2012, Spectrum Brands issued at par $520,000 aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Notes”) and $570,000 aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes” and together with the 2020 Notes, the “Notes”). Spectrum Brands will assume and unconditionally guarantee, together with certain of its subsidiaries, the obligations under the Notes and intends to use the proceeds of the Notes to fund a portion of the Hardware Acquisition purchase price and related fees and expenses.

Additionally, Spectrum Brands has obtained debt financing commitments for approximately $1,840,000, inclusive of the Notes, to fund the Hardware Acquisition and refinance a portion of Spectrum Brands’ indebtedness outstanding as of September 30, 2012.

Spectrum Brands’ Shaser Acquisition

On November 8, 2012, Spectrum Brands completed a $50,000 cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc. (“Shaser”), together with terms relating to a potential buyout of the remaining minority interest in Shaser. Spectrum Brands will account for the acquisition in accordance with ASC 805. Spectrum Brands is in the process of completing the preliminary purchase accounting.

HGI Joint Venture with EXCO Resources

On November 5, 2012, the Company announced a joint venture with EXCO Resources Inc. (“EXCO”) to create a private oil and gas limited partnership (the “Partnership”) that will purchase and operate EXCO’s producing U.S. conventional oil and gas assets, for a total consideration of $725,000.

Under the terms of the agreement, the Partnership will acquire oil and gas assets from EXCO for approximately $725,000 of total consideration, subject to customary closing adjustments. The purchase by the Partnership will be funded with approximately $225,000 of bank debt, $372,500 million in cash contributed from HGI and $127,500 in oil and gas properties and related assets being contributed by EXCO. In exchange for its cash investment, HGI will receive a 75% limited partner interest in the Partnership and a 50% member interest in the general partner of the Partnership (the “General Partner”). The General Partner will own a 2% interest in the Partnership, thus giving HGI directly and indirectly a net 74.5% total equity interest in the Partnership. In exchange for its asset contribution, EXCO will receive approximately $597,500 million in cash proceeds as well as a 25% limited partner interest in the Partnership and a 50% member interest in the General Partner, for a net 25.5% total equity interest in the Partnership. EXCO will provide services to the partnership with the operation of the partnership’s assets. The Partnership has been structured with incentive distribution rights to the General Partner intended to give EXCO upside and incentives to maintain efficient operations and grow cash flows for the benefit of all partners of the Partnership. In addition, HGI and EXCO will each own a 50% member interest in the General Partner and each will appoint two members of the General Partner’s board of directors.

The transaction, which has been approved by the Boards of Directors of Harbinger Group Inc. and EXCO Resources, Inc., is subject to customary closing conditions, including title and environmental reviews, receipt of applicable approvals and consents and receipt of bank debt at the Partnership in accordance with the terms of the purchase agreement. The transaction is expected to close in early 2013.

SCHEDULE I

HARBINGER GROUP INC. AND SUBSIDIARIES

Summary of Investments — Other than Investments in Related Parties

September 30, 2012

(In thousands)

	Amortized Cost (a)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,435,556	$1,466,488	$1,466,488
States, municipalities and political subdivisions	1,083,774	1,224,554	1,224,554
Foreign governments	672	815	815
Public utilities	2,166,720	2,400,804	2,400,804
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	10,354,332	10,996,252	10,996,252
Redeemable preferred stock	—	—	—

Total fixed maturities	15,041,054	16,088,913	16,088,913

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	67,452	68,692	68,692
Industrial, miscellaneous and all other	—	—	—
Nonredeemable preferred stock	170,047	179,395	179,395

Total equity securities	237,499	248,087	248,087

Derivative investments	142,123	200,667	200,667
Asset-backed loans	180,054	180,054	180,054
Policy loans	11,758	11,758	11,758
Other long-term investments	7,056	7,056	7,056

Total investments	$15,619,544	$16,736,535	$16,736,535

(a)

Represents (i) original cost reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by other-than-temporary impairments for equity securities, (iii) original cost for derivative investments, and (iv) unpaid principal balance reduced by an allowance for credit losses for asset-backed loans.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

Condensed Financial Information of the Registrant

HARBINGER GROUP INC. (Registrant Only)

BALANCE SHEETS

(In thousands)

	September 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$235,783	$134,790
Short-term investments	33,986	74,889
Prepaid expenses and other current assets	6,433	1,678

Total current assets	276,202	211,357
Investments in consolidated subsidiaries	2,001,800	1,517,241
Advances to consolidated subsidiaries	9,434	58,773
Properties, net	302	410
Deferred charges and other assets	11,571	14,543

Total assets	$2,299,309	$1,802,324

LIABILITIES AND EQUITY
Accounts payable	$734	$366
Accrued and other current liabilities	61,701	33,844

Total current liabilities	62,435	34,210
Long-term debt	497,739	497,168
Equity conversion feature of preferred stock	231,950	75,350
Employee benefit obligations	5,119	6,055
Deferred income taxes	4,925	1,343
Other liabilities	319	320

Total liabilities	802,487	614,446

Temporary equity:
Redeemable preferred stock	319,225	292,437

Stockholders’ equity:
Common stock	1,402	1,393
Additional paid-in capital	861,191	872,683
Accumulated deficit	(98,168)	(128,083)
Accumulated other comprehensive income	413,172	149,448

Total stockholders’ equity	1,177,597	895,441

Total liabilities and equity	$2,299,309	$1,802,324

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

(continued)

HARBINGER GROUP INC. (Registrant Only)

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended September 30,		Period from June 16, 2010 (a) through September 30, 2010
	2012	2011
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	48,377	13,883	1,438
Acquisition related charges	3,729	8,696	6,649

Total operating expenses	52,106	22,579	8,087

Operating loss	(52,106)	(22,579)	(8,087)
Other income (expense):
Equity in net income (losses) of subsidiaries	354,628	75,014	(55,772)
Interest expense	(56,565)	(39,005)	—
(Increase) decrease in fair value of equity conversion feature of preferred stock	(156,600)	27,910	—
Other, net	190	723	195

Income (loss) before income taxes	89,547	42,063	(63,664)
Income tax (benefit) expense	(9)	4	6

Net income (loss)	89,556	42,059	(63,670)
Less: Preferred stock dividends and accretion	59,641	19,833	—

Net income (loss) attributable to common and participating preferred stockholders	$29,915	$22,226	$(63,670)

(a)	Date from which the registrant’s results of operations are included in the accompanying consolidated financial statements, as discussed further in Note 1 to the consolidated financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

(continued)

HARBINGER GROUP INC. (Registrant Only)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,		Period from June 16, 2010 through September 30, 2010
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$89,556	$42,059	$(63,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of properties	133	91	19
Stock-based compensation	1,886	116	34
Amortization of debt issuance costs	2,856	1,770	—
Amortization of debt discount	571	613	—
Deferred income taxes	3,582	376	881
Equity in net (income) losses of subsidiaries	(354,628)	(75,014)	55,772
Dividends from subsidiaries	69,470	20,000	—
Increase (decrease) in fair value of equity conversion feature of preferred stock	156,600	(27,910)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,640)	62	(561)
Accounts payable and accrued and other current liabilities	27,042	15,697	989
Other operating	(1,652)	1,797	701

Net cash used in operating activities	(9,224)	(20,343)	(5,835)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	108,887	101,006	30,094
Cost of investments acquired	(67,983)	(121,930)	(3,989)
Capital contributions to consolidated subsidiaries	(36,330)	(727,162)	—
Return of capital from subsidiary	88,000	—	—
(Advances to) repayments from consolidated subsidiaries	49,339	(49,339)	—
Capital expenditures	(26)	(345)	(58)

Net cash provided by (used in) investing activities	141,887	(797,770)	26,047

Cash flows from financing activities:
Dividends paid on preferred stock	(31,670)	—	—
Proceeds from senior secured notes	—	498,459	—
Proceeds from preferred stock issuance, net of issuance costs	—	385,973	—
Debt issuance costs	—	(16,207)	—
Other financing activities	—	416

Net cash provided by (used in) financing activities	(31,670)	868,641	—

Net increase in cash and cash equivalents	100,993	50,528	20,212
Cash and cash equivalents at beginning of period	134,790	84,262	64,050

Cash and cash equivalents at end of period	$235,783	$134,790	$84,262

(a)	Date from which the registrant’s results of operations are included in the accompanying consolidated financial statements, as discussed further in Note 1 to the consolidated financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III

HARBINGER GROUP INC. AND SUBSIDIARIES

Supplementary Insurance Information

(In thousands)

	As of or for the year ended September 30,
	2012	2011
Life Insurance (single segment):
Deferred acquisition costs	$169,223	$38,107
Future policy benefits, losses, claims and loss expenses	3,614,788	3,598,208
Unearned premiums	—	—
Other policy claims and benefits payable	91,082	56,650
Premium revenue	55,297	39,002
Net investment income	716,176	369,840
Benefits, claims, losses and settlement expenses	(777,372)	(247,632)
Amortization of deferred acquisition costs	(15,219)	(899)
Other operating expenses	(119,913)	(72,390)

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HARBINGER GROUP INC. AND SUBSIDIARIES

Reinsurance

(Dollars in thousands)

For the year ended September 30, 2012	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,436,312	$(1,929,017)	$22,812	$530,107	4.30%

Premiums and other considerations:
Traditional life insurance premiums	$297,964	$(289,846)	$47,179	$55,297	85.32%
Annuity product charges	117,881	(79,603)	—	38,278	0.00%

Total premiums and other considerations	$415,845	$(369,449)	$47,179	$93,575	50.42%

For the year ended September 30, 2011	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,256,696	$(1,180,412)	$22,641	$1,098,925	2.06%
Premiums and other considerations:
Traditional life insurance premiums	$157,772	$(141,628)	$22,858	$39,002	58.61%
Annuity product charges	68,436	(18,776)	—	49,660	0.00%

Total premiums and other considerations	$226,208	$(160,404)	$22,858	$88,662	25.78%

See accompanying Report of Independent Registered Public Accounting Firm.

HARBINGER GROUP INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT TO

RULE 3-16 OF REGULATION S-X

1) Spectrum Brands Holdings, Inc. and Subsidiaries Consolidated Financial Statements	S-2
2) Harbinger F&G, LLC and Subsidiaries Consolidated Financial Statements	S-56
3) HGI Funding LLC Financial Statements	S-106

1.	SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 21, 2012

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

September 30, 2012 and September 30, 2011

(In thousands, except per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$157,961	$142,414
Receivables:
Trade accounts receivable, net of allowances of $21,870 and $14,128, respectively	335,301	356,605
Other	38,116	37,678
Inventories	452,633	434,630
Deferred income taxes	28,143	28,170
Prepaid expenses and other	49,273	48,792

Total current assets	1,061,427	1,048,289
Property, plant and equipment, net	214,017	206,389
Deferred charges and other	27,711	36,824
Goodwill	694,245	610,338
Intangible assets, net	1,714,929	1,683,909
Debt issuance costs	39,320	40,957

Total assets	$3,751,649	$3,626,706

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,414	$16,090
Accounts payable	325,023	323,171
Accrued liabilities:
Wages and benefits	82,119	70,945
Income taxes payable	30,272	31,606
Accrued interest	30,473	30,467
Other	126,330	134,633

Total current liabilities	610,631	606,912
Long-term debt, net of current maturities	1,652,886	1,535,522
Employee benefit obligations, net of current portion	89,994	83,802
Deferred income taxes	377,465	337,336
Other	31,578	44,637

Total liabilities	2,762,554	2,608,209
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 52,799 and 52,431 shares; outstanding 51,483 and 52,226 shares at September 30, 2012 and September 30, 2011, respectively	528	525
Additional paid-in capital	1,399,261	1,374,097
Accumulated deficit	(340,647)	(336,063)
Accumulated other comprehensive loss	(33,435)	(14,446)

	1,025,707	1,024,113
Less treasury stock at cost, 1,316 and 205 shares, respectively	(36,612)	(5,616)

Total shareholders’ equity	989,095	1,018,497

Total liabilities and shareholders’ equity	$3,751,649	$3,626,706

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2012, 2011 and 2010

(In thousands, except per share amounts)

	2012	2011	2010
Net sales	$3,252,435	$3,186,916	$2,567,011
Cost of goods sold	2,126,922	2,050,208	1,638,451
Restructuring and related charges	9,835	7,841	7,150

Gross profit	1,115,678	1,128,867	921,410
Operating expenses:
Selling	521,191	536,535	466,813
General and administrative	218,832	241,631	199,386
Research and development	33,087	32,901	31,013
Acquisition and integration related charges	31,066	36,603	38,452
Restructuring and related charges	9,756	20,803	16,968
Intangible asset impairment	—	32,450	—

	813,932	900,923	752,632

Operating income	301,746	227,944	168,778
Interest expense	191,911	208,329	277,015
Other expense, net	878	2,491	12,300

Income (loss) from continuing operations before reorganization items and income taxes	108,957	17,124	(120,537)
Reorganization items expense, net	—	—	3,646

Income (loss) from continuing operations before income taxes	108,957	17,124	(124,183)
Income tax expense	60,385	92,295	63,189

Income (loss) from continuing operations	48,572	(75,171)	(187,372)
Loss from discontinued operations, net of tax	—	—	(2,735)

Net income (loss)	$48,572	$(75,171)	$(190,107)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.94	$(1.47)	$(5.20)
Loss from discontinued operations	—	—	(0.08)

Net income (loss)	$0.94	$(1.47)	$(5.28)

Weighted average shares of common stock outstanding	51,608	51,092	36,000
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.91	$(1.47)	$(5.20)
Loss from discontinued operations	—	—	(0.08)

Net income (loss)	$0.91	$(1.47)	$(5.28)

Weighted average shares of common stock and common stock equivalents outstanding	53,309	51,092	36,000
Cash dividends declared per common share	1.00	—	—

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended September 30, 2012, 2011 and 2010

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2009	30,000	$300	$724,796	$(70,785)	$6,568	$—	$660,879
Net loss	—	—	—	(190,107)	—	—	(190,107)
Adjustment of additional minimum pension liability	—	—	—	—	(17,773)	—	(17,773)
Valuation allowance adjustment	—	—	—	—	(2,398)	—	(2,398)
Translation adjustment	—	—	—	—	12,596	—	12,596
Other unrealized loss	—	—	—	—	(6,490)	—	(6,490)

Comprehensive loss							(204,172)
Issuance of common stock	20,433	205	574,998	—	—	—	575,203
Issuance of restricted stock	939	9	(9)	—	—	—	—
Unvested restricted stock units, not issued or outstanding	(271)	—	—	—	—	—	—
Treasury shares surrendered	(81)	—	—	—	—	(2,207)	(2,207)
Amortization of unearned compensation	—	—	16,676	—	—	—	16,676

Balances at September 30, 2010	51,020	$514	$1,316,461	$(260,892)	$(7,497)	$(2,207)	$1,046,379
Net loss	—	—	—	(75,171)	—	—	(75,171)
Adjustment of additional minimum pension liability	—	—	—	—	(4,299)	—	(4,299)
Valuation allowance adjustment	—	—	—	—	2,706	—	2,706
Translation adjustment	—	—	—	—	(10,115)	—	(10,115)
Other unrealized gains	—	—	—	—	4,759	—	4,759

Comprehensive loss							(82,120)
Issuance of common stock	1,150	11	29,840	—	—	—	29,851
Vesting of restricted stock units	180	—	—	—	—	—	—
Treasury shares surrendered	(124)	—	—	—	—	(3,409)	(3,409)
Amortization of unearned compensation	—	—	30,389	—	—	—	30,389
Restricted stock units surrendered	—	—	(2,593)	—	—	—	(2,593)

Balances at September 30, 2011	52,226	$525	$1,374,097	$(336,063)	$(14,446)	$(5,616)	$1,018,497
Net income	—	—	—	48,572	—	—	48,572
Adjustment of additional minimum pension liability	—	—	—	—	(11,150)	—	(11,150)
Valuation allowance adjustment	—	—	—	—	126	—	126
Translation adjustment	—	—	—	—	(8,602)	—	(8,602)
Other unrealized gains	—	—	—	—	637	—	637

Comprehensive income							29,583
Vesting of restricted stock units	368	3	(3)	—	—	—	—
Treasury stock purchases	(1,111)	—	—	—	—	(30,996)	(30,996)
Amortization of unearned compensation	—	—	29,164	—	—	—	29,164
Restricted stock units surrendered	—	—	(3,997)	—	—	—	(3,997)
Dividend declared	—	—	—	(53,156)	—	—	(53,156)

Balances at September 30, 2012	51,483	$528	$1,399,261	$(340,647)	$(33,435)	$(36,612)	$989,095

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$48,572	$(75,171)	$(190,107)
Loss from discontinued operations, net of tax	—	—	(2,735)

Income (loss) from continuing operations	48,572	(75,171)	(187,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,950	47,065	54,822
Amortization of intangibles	63,666	57,695	45,920
Amortization of unearned restricted stock compensation	29,164	30,389	16,676
Amortization of debt issuance costs	9,922	13,198	9,030
Intangible asset impairment	—	32,450	—
Administrative related reorganization items	—	—	3,646
Payments for administrative related reorganization items	—	—	(47,173)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	—	34,865
Non-cash interest expense on 12% Notes	—	—	24,555
Write off of unamortized (premium) discount on retired debt	(466)	8,950	59,162
Write off of debt issuance costs	2,946	15,420	6,551
Non-cash restructuring and related charges	5,195	15,143	16,359
Non-cash debt accretion	722	4,773	18,302
Changes in assets and liabilities:
Accounts receivable	22,892	12,969	12,702
Inventories	(11,642)	96,406	(66,127)
Prepaid expenses and other current assets	561	815	2,025
Accounts payable and accrued liabilities	1,424	(60,505)	86,497
Deferred taxes and other	40,909	27,792	(21,881)

Net cash provided by operating activities of continuing operations	254,815	227,389	68,559
Net cash used by operating activities of discontinued operations	—	—	(11,221)

Net cash provided by operating activities	254,815	227,389	57,338
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,809)	(36,160)	(40,316)
Acquisition of Black Flag	(43,750)	—	—
Acquisition of FURminator, net of cash acquired	(139,390)	—	—
Acquisition of Seed Resources, net of cash acquired	—	(11,053)	—
Proceeds from sale of assets held for sale	—	6,997	—
Other investing activity	(1,545)	(5,480)	(2,189)

Net cash used by investing activities	(231,494)	(45,696)	(42,505)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	300,000	—	—
Payment of 12% Notes, including tender and call premium	(270,431)	—	—
Proceeds from issuance of 9.5% Notes, including premium	217,000	—	—
Proceeds from senior credit facilities, excluding ABL revolving credit facility, net of discount	—	—	1,474,755
Payment of senior credit facilities, excluding ABL revolving credit facility	(155,061)	(224,763)	(1,278,760)
Prepayment penalty of term loan facility	—	(5,653)	—
Reduction of other debt	(4,112)	—	(8,456)
Other debt financing, net	392	5,788	13,688
Debt issuance costs, net of refund	(11,231)	(12,616)	(55,024)
ABL revolving credit facility, net	—	—	(33,225)
Payments of supplemental loan	—	—	(45,000)
Cash dividends paid	(51,450)	—	—
Treasury stock purchases	(30,996)	(3,409)	(2,207)
Net proceeds from equity offering	—	29,851	—
Other financing activities	(953)	—	—

Net cash (used) provided by financing activities	(6,842)	(210,802)	65,771
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	—	(8,048)
Effect of exchange rate changes on cash and cash equivalents	(932)	909	258

Net increase (decrease) in cash and cash equivalents	15,547	(28,200)	72,814
Cash and cash equivalents, beginning of period	142,414	170,614	97,800

Cash and cash equivalents, end of period	$157,961	$142,414	$170,614

Supplemental disclosure of cash flow information:
Cash paid for interest	$185,384	$171,577	$136,429
Cash paid for income taxes, net	39,173	37,171	36,951

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings’ common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

Unless the context indicates otherwise, the term the “Company,” is used to refer to SB Holdings and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger.

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the United States (“U.S.”), Europe, Latin America and Asia.

The Company sells its products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature’s Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

The Company’s global branded consumer products have positions in six major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; and home and garden controls. Effective October 1, 2010, the Company’s chief operating decision-maker manages the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming and electric personal care products, with substantially all of the former Small Appliances segment (“Small Appliances”), which consisted of the Russell Hobbs business acquired on June 16, 2010, to form the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. Management reviews the performance of the Company based on these segments. The presentation of all historical segment data herein has been changed to conform to this segment reporting structure, which reflects the manner in which the Company’s management monitors performance and allocates resources. For information pertaining to our business segments, see Note 11, “Segment Information”.

On October 8, 2012, the Company entered into an agreement with Stanley Black & Decker, Inc. (“Stanley Black & Decker”) to acquire the residential hardware and home improvement business (the “HHI Business”) currently operated by Stanley Black & Decker and certain of its subsidiaries for $1,400,000, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). The Hardware Acquisition, when completed, will include the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business. Furthermore, the Hardware Acquisition, when completed, will also include the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), which is involved in the production of residential locksets. For further information pertaining to this transaction, see Note 17, “Subsequent Events”.

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands Holdings, Inc. and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2012, 2011 and 2010 refer to the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with Accounting Standards Codification (“ASC”) Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

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

(d) Cash Equivalents

For purposes of the accompanying Consolidated Statements of Financial Position and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(e) Concentrations of Credit Risk and Major Customers

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 23%, 24% and 22% of the Company’s Net sales during Fiscal 2012, Fiscal 2011 and Fiscal 2010. This major customer also represented approximately 13% and 16% of the Company’s Trade accounts receivable, net as of September 30, 2012 and September 30, 2011, respectively.

Approximately 46%, 44% and 44% of the Company’s Net sales during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

(g) Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method.

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

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and is included in depreciation expense.

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

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, Intangible Assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 1 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

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

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company used the discounted estimated future cash flows methodology and third party valuations. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.

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

In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2012, Fiscal 2011 and Fiscal 2010 the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

During Fiscal 2012, the Company concluded that the fair value of its intangible assets exceeded their carrying value. Additionally, during Fiscal 2012 the Company reclassified $3,450 of certain trade names from indefinite lived to definite lived. These trade names are being amortized over the remaining useful lives, which have been estimated to be 1-3 years.

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

In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2011, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 the Company recorded a non-cash pretax intangible asset impairment charge of approximately $32,450 which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. This non-cash impairment of trade name intangible assets has been recorded as a separate component of Operating expenses. During Fiscal 2010 the Company concluded that the fair value of its intangible assets exceeded their carrying value.

The above impairment of trade name intangible assets was primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition or upon adoption of fresh start reporting.

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

As of September 30, 2012 and September 30, 2011, accumulated (losses) gains related to foreign currency translation adjustments of $(225) and $8,377, respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $1,654, $3,370 and $13,336 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $198,152, $201,480 and $161,148 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred advertising costs of $20,706, $30,673 and $37,520 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income (loss) per common share does not consider the effect of dilutive common stock equivalents. As long as their effect is not anti-dilutive, diluted net income (loss) per common share reflects the dilution that would occur if employee stock units and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income (loss) of the entity. The computation of diluted net income (loss) per common share uses the “treasury stock” method to reflect dilution. The difference between the number of shares used in the calculations of basic and diluted net income (loss) per share is due to the effects of restricted stock and assumed conversion of employee stock unit awards.

Net income (loss) per common share is calculated based upon the following shares:

	Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Basic	51,608	51,092	36,000
Effect of restricted stock	1,701	—	—

Diluted	53,309	51,092	36,000

During Fiscal 2011 and Fiscal 2010, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

On June 16, 2010, the Company issued 20,433 shares of its common stock in conjunction with the Merger. Additionally, all shares of its wholly owned subsidiary Spectrum Brands, were converted to shares of SB Holdings on June 16, 2010. On July 20, 2011, the Company issued an additional 1,150 shares of its common stock. See also, Note 15, Acquisitions, for additional discussion of the Merger.

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

(t) Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and additional minimum pension liabilities associated with the Company’s pension plans. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, and prior to September 30, 2011, the Company did not provide income taxes on currency translation adjustments, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2012, the Company is no longer permanently reinvested on current and future earnings from international subsidiaries, except for locations precluded by certain restrictions from repatriating earnings.

The following is a roll forward of the amounts recorded in AOCI:

	Unrealized Gains (Losses)	Adjustment of minimum pension liability	Translation Adjustments	Total
Balance at September 30, 2009	$851	$(190)	$5,907	$6,568
Gross change before reclassification adjustment	(15,621)	(28,032)	11,511	(32,142)
Net reclassification adjustment for losses (gains) included in earnings	6,356	1,355	—	7,711

Gross change after reclassification adjustment	$(9,265)	$(26,677)	$11,511	$(24,431)
Deferred tax effect	2,775	8,904	1,085	12,764
Deferred tax valuation allowance	(116)	(2,763)	481	(2,398)

Net adjustment to AOCI	$(6,606)	$(20,536)	$13,077	$(14,065)

Balance at September 30, 2010	$(5,755)	$(20,726)	$18,984	$(7,497)
Gross change before reclassification adjustment	(5,992)	(6,344)	(12,857)	(25,193)
Net reclassification adjustment for losses (gains) included in earnings	13,422	8	—	13,430

Gross change after reclassification adjustment	$7,430	$(6,336)	$(12,857)	$(11,763)
Deferred tax effect	(2,671)	2,037	2,742	2,108
Deferred tax valuation allowance	(331)	3,529	(492)	2,706

Net adjustment to AOCI	$4,428	$(770)	$(10,607)	$(6,949)

Balance at September 30, 2011	$(1,327)	$(21,496)	$8,377	$(14,446)
Gross change before reclassification adjustment	(1,824)	(15,682)	(8,602)	(26,108)
Net reclassification adjustment for losses (gains) included in earnings	3,097	900	—	3,997

Gross change after reclassification adjustment	$1,273	$(14,782)	$(8,602)	$(22,111)
Deferred tax effect	(636)	3,632	—	2,996
Deferred tax valuation allowance	908	(782)	—	126

Net adjustment to AOCI	$1,545	$(11,932)	$(8,602)	$(18,989)

Balance at September 30, 2012	$218	$(33,428)	$(225)	$(33,435)

(u) Stock Compensation

The Company measures the cost of its stock-based compensation plans, which include restricted stock awards and restricted stock units, based on the fair value of its employee stock awards at the date of grant and recognizes these costs over the requisite service period of the awards.

In September 2009, SB Holdings’ board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger the 2009 Plan was assumed by SB Holdings. Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan.

In conjunction with the Merger, SB Holdings adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan.

On October 21, 2010, SB Holdings’ Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. Up to 4,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan.

Total stock compensation expense associated with restricted stock awards recognized by the Company during Fiscal 2012 was $29,164 or $18,956, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $131 or $85 net of taxes, related to the accelerated vesting of certain awards to terminated employees.

Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2011 was $30,389 or $19,753, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $467 or $304 net of taxes, related to the accelerated vesting of certain awards to terminated employees.

Total stock compensation expense associated with restricted stock awards recognized by the Company during Fiscal 2010 was $16,676 or $10,839, net of taxes. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $2,141 or $1,392 net of taxes, was included in Restructuring and related charges primarily related to the accelerated vesting of certain awards to terminated employees.

The Company granted approximately 863 restricted stock units during Fiscal 2012. Of these grants, 160 restricted stock units are time-based and vest over a period ranging from one year to two years. The remaining 703 restricted stock units are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $24,408.

The Company granted approximately 1,674 restricted stock units during Fiscal 2011. Of these grants, 93 restricted stock units are time-based and vest over a period ranging from one year to three years. The remaining 1,581 restricted stock units are both performance and time-based and vest as follows: (i) 699 stock units vest over a one year performance-based period followed by a one year time-based period and (ii) 882 stock units vest over a two year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $48,530.

The fair value of restricted stock and restricted stock unit awards is determined based on the market price of the Company’s shares on the grant date. A summary of the Company’s restricted stock and restricted stock unit award activity for Fiscal 2012 and Fiscal 2011, and the non-vested awards outstanding as of September 30, 2012 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(323)	23.32	(7,531)

Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(110)	23.75	(2,613)

Restricted stock awards at September 30, 2012	13	$28.00	$364

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,674	28.99	48,530
Forfeited	(43)	29.47	(1,267)
Vested	(235)	28.23	(6,635)

Restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	863	28.28	24,408
Forfeited	(57)	28.49	(1,624)
Vested	(520)	29.83	(15,509)

Restricted stock units at September 30, 2012	1,931	$28.45	$54,931

(v) Restructuring and Related Charges

Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 14, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).

(w) Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with mergers and acquisitions.

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	2012	2011	2010
Russell Hobbs
Integration costs	$10,168	$23,084	$3,777
Employee termination charges	3,900	8,105	9,713
Legal and professional fees	1,495	4,883	24,962

Merger related Acquisition and integration related charges	$15,563	$36,072	$38,452
FURminator	7,938	—	—
Black Flag	3,379	—	—
Other	4,186	531	—

Total Acquisition and integration related charges	$31,066	$36,603	$38,452

(3) Inventory

Inventories consist of the following:

	September 30,
	2012	2011
Raw materials	$58,515	$59,928
Work-in-process	23,434	25,465
Finished goods	370,684	349,237

	$452,633	$434,630

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2012	2011
Land, buildings and improvements	$88,580	$101,303
Machinery, equipment and other	247,065	202,309
Construction in progress	18,366	10,134

	354,011	313,746
Less accumulated depreciation	139,994	107,357

	$214,017	$206,389

(5) Goodwill and Intangible Assets

Intangible assets consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Additions	—	10,029	255	10,284
Effect of translation	(272)	271	—	(1)

Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338
Additions	—	70,023	15,852	85,875
Effect of translation	408	(2,376)	—	(1,968)

Balance at September 30, 2012	$268,556	$237,932	$187,757	$694,245

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Additions	—	2,630	150	2,780
Intangible asset impairment	(23,200)	(8,600)	(650)	(32,450)
Effect of translation	(941)	(72)	—	(1,013)

Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795
Additions	—	14,000	8,000	22,000
Reclassification to intangible assets subject to amortization	(920)	(2,530)	—	(3,450)
Effect of translation	542	(4,819)	—	(4,277)

Balance at September 30, 2012	$545,426	$212,142	$83,500	$841,068

Intangible Assets Subject to Amortization
Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Additions	—	4,193	—	4,193
Amortization during period	(33,184)	(15,599)	(8,912)	(57,695)
Effect of translation	(1,667)	401	—	(1,266)

Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114
Additions	—	65,118	17,000	82,118
Reclassification from intangible assets not subject to amortization	920	2,530	—	3,450
Amortization during period	(32,892)	(19,503)	(11,271)	(63,666)
Effect of translation	(2,389)	(2,766)	—	(5,155)

Balance at September 30, 2012, net	$447,112	$264,622	$162,127	$873,861

Total Intangible Assets, net at September 30, 2012	$992,538	$476,764	$245,627	$1,714,929

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting. The useful life of the Company’s intangible assets subject to amortization are 4 to 9 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies segments, 1 to 12 years for trade names within the Global Batteries & Appliances segment and 3 years for trade names within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2012	September 30, 2011
Technology Assets Subject to Amortization:
Gross balance	$90,924	$71,805
Accumulated amortization	(22,768)	(13,635)

Carrying value, net	$68,156	$58,170

Trade Names Subject to Amortization:
Gross balance	$150,829	$149,700
Accumulated amortization	(28,347)	(16,320)

Carrying value, net	$122,482	$133,380

Customer Relationships Subject to Amortization:
Gross balance	$796,235	$738,937
Accumulated amortization	(113,012)	(73,373)

Carrying value, net	$683,223	$665,564

Total Intangible Assets Subject to Amortization	$873,861	$857,114

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have incurred. During Fiscal 2012, Fiscal 2011 and Fiscal 2010 the Company conducted impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing, the Company recorded non-cash pretax intangible asset impairment charges of approximately $32,450 during Fiscal 2011 related to impaired trade name intangible assets. (See also Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).

The amortization expense related to intangible assets subject to amortization for Fiscal 2012, Fiscal 2011 and Fiscal 2010 is as follows:

	2012	2011	2010
Proprietary technology amortization	$9,133	$6,817	$6,305
Trade names amortization	14,347	12,558	3,750
Customer relationship amortization	40,186	38,320	35,865

	$63,666	$57,695	$45,920

The Company estimates annual amortization expense for the next five fiscal years will approximate $63,600 per year.

(6) Debt

Debt consists of the following:

	September 30, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, expiring June 17, 2016	$370,175	5.1%	$525,237	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Notes, due March 15, 2020	300,000	6.8%	—	—
12% Notes, due August 28, 2019	—	—	245,031	12.0%
ABL Facility, expiring May 3, 2016	—	4.3%	—	2.5%
Other notes and obligations	18,059	10.9%	19,333	10.5%
Capitalized lease obligations	26,683	6.2%	24,911	6.2%

	1,664,917		1,564,512
Original issuance premiums (discounts) on debt	4,383		(12,900)
Less current maturities	16,414		16,090

Long-term debt	$1,652,886		$1,535,522

The Company’s aggregate scheduled maturities of debt and capital lease payments as of September 30, 2012 are as follows:

Maturities of Debt
2013	$16,414
2014	13,164
2015	8,063
2016	361,222
2017	1,500
Thereafter	1,264,554

$1,664,917

The Company’s aggregate capitalized lease obligations included in the amounts above are payable in installments of $3,097 in 2013, $3,153 in 2014, $2,513 in 2015, $1,866 in 2016, $1,500 in 2017 and $14,554 thereafter.

The Company has the following debt instruments outstanding at September 30, 2012: (i) a senior secured U.S. dollar term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300,000 asset based lending revolving credit facility (the “ABL Facility”) and, together with the Term Loan, the 9.5% Notes and the 6.75% Notes, (the “Senior Credit Facilities”).

The 9.5% Notes were issued by Spectrum Brands. SB/RH Holdings, LLC, a wholly-owned subsidiary of SB Holdings, and the wholly owned domestic subsidiaries of Spectrum Brands are the guarantors under the 9.5% Notes. SB Holdings is not an issuer or guarantor of the 9.5% Notes. SB Holdings is also not a borrower or guarantor under the Company’s Term Loan or the ABL Facility. Spectrum Brands is the borrower under the Term Loan and its wholly owned domestic subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. Spectrum Brands and its wholly owned domestic subsidiaries are the borrowers under the ABL Facility and SB/RH Holdings, LLC is a guarantor of that facility.

Term Loan

On December 15, 2011 and June 14, 2012, the Company amended its Term Loan. As a result, the aggregate incremental amount by which the Company, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness, liens and interest coverage were also amended to provide for dollar limits more favorable to the Company and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

On February 1, 2011, the Company completed the refinancing of its Term Loan, which was initially established in connection with the Merger and had an aggregate amount outstanding of $680,000 upon refinancing, with an amended and restated credit agreement. In connection with the refinancing, the Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at the Company’s option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed the respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

In connection with the amendments, the Company recorded $792 of fees in connection with the Term Loan during Fiscal 2012. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendments, the Company also recorded cash charges of $531 as an increase to interest expense during Fiscal 2012. In connection with voluntary prepayments of $150,000 of the Term Loan during Fiscal 2012, the Company recorded accelerated amortization of portions of the unamortized discount totaling $2,824 as an adjustment to increase interest expense.

The Company recorded $10,545 of fees in connection with the refinancing of the Term Loan during Fiscal 2011. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the refinancing, included in Fiscal 2011 Interest expense are cash charges of $4,954 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $24,370. In connection with voluntary prepayments of $220,000 of the Term Loan during Fiscal 2011, the Company recorded cash charges of $700 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $7,521 as an adjustment to increase interest expense.

9.5% Notes

On November 2, 2011, the Company offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.5% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding. The additional notes are guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets. The additional notes will vote together with the existing 9.5% Notes.

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

The 9.5% Notes offered in Fiscal 2010 were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2012 and Fiscal 2010, the Company recorded $3,581 and $20,823, respectively, of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

6.75% Notes

On March 15, 2012, the Company offered $300,000 aggregate principal amount of 6.75% Notes at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.75% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.75% Notes (the “2020 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

In addition, the 2020 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

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

The Company recorded $6,265 of fees in connection with the offering of the 6.75% Notes during Fiscal 2012. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 6.75% Notes.

12% Notes

On March 1, 2012, the Company launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”). Pursuant to the Consent Solicitation, the Company received consents to the adoption of certain amendments to the indenture governing the 12% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 12% Notes who tendered their 12% Notes prior to the expiration of a consent solicitation period, which ended March 14, 2012, would receive tender offer consideration and a consent payment. Holders tendering their 12% Notes subsequent to expiration of the consent solicitation period, but prior to the March 28, 2012 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 12% Notes had tendered approximately $231,421 of the 12% Notes. Following the expiration of the Tender Offer period, an additional $88 of the 12% Notes were tendered. Following expiration of the Tender Offer period, the Company paid the trustee principal, interest and a call premium sufficient to redeem the remaining approximately $13,522 of the 12% Notes not tendered on the first redemption date, August 28, 2012. The trustee under the indenture governing the 12% Notes accepted those funds in trust for the benefit of the holders of the 12% Notes and has acknowledged the satisfaction and discharge of the 12% Notes and the indenture governing the 12% Notes.

In connection with the Tender Offer, the Company recorded $23,777 of fees and expenses as a cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2012. In connection with the satisfaction and discharge process, the Company recorded cash charges of $1,623 to Interest expense in the Consolidated Statements of Operations during Fiscal 2012. In addition, $2,097 of debt issuance costs and unamortized premium related to the 12% Notes were written off as a non-cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2012.

ABL Facility

On May 24, 2012, the Company amended its ABL Facility. As a result, the maturity date was extended from April 21, 2016 to May 3, 2016.

The amended facility carries an interest rate at the option of the Company, which is subject to change based on availability under the facility, of either: (a) the base rate plus (currently) 0.75% per annum or (b) the reserve-adjusted LIBOR rate plus (currently) 1.75% per annum. No principal amortizations are required with respect to the ABL Facility. Pursuant to the credit and security agreement, the obligations under the ABL Facility are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

The ABL Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent. The ABL Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.

The Revolving Loans may be drawn, repaid and re-borrowed without premium or penalty. The proceeds of borrowings under the ABL Facility are to be used for costs, expenses and fees in connection with the ABL Facility, working capital requirements of the Company and its subsidiaries, restructuring costs, and for other general corporate purposes.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During Fiscal 2010, the Company recorded $9,839 of fees in connection with the ABL Facility. During Fiscal 2011 and Fiscal 2012, the Company recorded $2,071 and $525, respectively, of fees in connection with the amendments to the ABL Facility. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the ABL Facility. In connection with the amendment, the Company also recorded cash charges of $482 as an increase to interest expense during Fiscal 2012. In addition, $382 of debt issuance costs were written off in connection with the amendment as a non-cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2012. Pursuant to the credit and security agreement, the obligations under the ABL Credit Agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

As a result of borrowings and payments under the ABL Facility at September 30, 2012, the Company had aggregate borrowing availability of approximately $198,209, net of lender reserves of $7,942 and outstanding letters of credit of $25,302.

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position were as follows:

Asset Derivatives		September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables — Other	$985	$274
Commodity contracts	Deferred charges and other	1,017	—
Foreign exchange contracts	Receivables — Other	1,194	3,189

Total asset derivatives designated as hedging instruments under ASC 815		$3,196	$3,463

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables — Other	41	—

Total asset derivatives		$3,237	$3,463

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position were as follows:

Liability Derivatives		September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued interest	—	708
Commodity contracts	Accounts payable	9	1,228
Commodity contracts	Other long term liabilities	—	4
Foreign exchange contracts	Accounts payable	3,063	2,698

Total liability derivatives designated as hedging instruments under ASC 815		$3,072	$5,884

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	3,967	10,945
Foreign exchange contracts	Other long term liabilities	2,926	12,036

Total liability derivatives		$9,965	$28,865

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

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,606	Cost of goods sold	$(1,148)	Cost of goods sold	$94
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	61	Net sales	(474)	Net sales	—
Foreign exchange contracts	(3,506)	Cost of goods sold	(611)	Cost of goods sold	—

Total	$(1,824)		$(3,097)		$94

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,750)	Cost of goods sold	$2,617	Cost of goods sold	$(47)
Interest rate contracts	(88)	Interest expense	(3,319)	Interest expense	(205	)(A)
Foreign exchange contracts	(487)	Net sales	(131)	Net sales	—
Foreign exchange contracts	(3,667)	Cost of goods sold	(12,384)	Cost of goods sold	—

Total	$(5,992)		$(13,217)		$(252)

(A)

Reclassified from AOCI associated with the prepayment of portions of the Senior Credit Facility. See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its Senior Credit Facility.

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$3,646	Cost of goods sold	$719	Cost of goods sold	$(1)
Interest rate contracts	(13,955)	Interest expense	(4,439)	Interest expense	(6,112	)(A)
Foreign exchange contracts	(752)	Net sales	(812)	Net sales	—
Foreign exchange contracts	(4,560)	Cost of goods sold	2,481	Cost of goods sold	—

Total	$(15,621)		$(2,051)		$(6,113)

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

During Fiscal 2012 the Company recognized the following gains on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$5,916	Other expense, net

During Fiscal 2011 the Company recognized the following losses on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$(5,052)	Other expense, net

During Fiscal 2010 the Company recognized the following gains (losses) on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Commodity contracts	$153	Cost of goods sold
Foreign exchange contracts	(42,039)	Other expense, net

Total	$(41,886)

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with two foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $46 and $18, respectively, at September 30, 2012 and September 30, 2011.

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2012 and September 30, 2011, the Company had posted cash collateral of $50 and $418, respectively, related to such liability positions. At September 30, 2012, the Company had no standby letters of credit, compared to posted letters of credit of $2,000 at September 30, 2011, related to such liability positions. The cash collateral is included in Receivables — Other within the accompanying Consolidated Statements of Financial Position.

Derivative Financial Instruments

Cash Flow Hedges

The Company has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2012, the Company did not have any interest rate swaps outstanding. At September 30, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $200,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. During Fiscal 2010, in connection with the refinancing of its senior credit facilities, the Company terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense. At September 30, 2012, the Company did not have any unrecognized gains or losses related to interest rate swaps recorded in AOCI. The derivative net loss on the U.S. dollar swap contracts recorded in AOCI by the Company at September 30, 2011 was $879, net of tax benefit of $0. At September 30, 2012, no derivative net losses are estimated to be reclassified from AOCI into earnings by the Company over the next 12 months.

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

The Company’s interest rate swap derivative financial instruments at September 30, 2012 and September 30, 2011 are summarized as follows:

	2012		2011
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$—	—	$200,000	.28 years
Interest rate swaps-fixed	$—	—	$300,000	.36 years

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

At September 30, 2012 the Company had a series of foreign exchange derivative contracts outstanding through September 2013 with a contract value of $202,453. At September 30, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. The derivative loss on these contracts recorded in AOCI by the Company at September 30, 2012 was $1,409, net of tax benefit of $565. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2011 was $238, net of tax expense of $148. At September 30, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,409, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2012 the Company had a series of such swap contracts outstanding through September 2014 for 15 tons with a contract value of $29,207. At September 30, 2011 the Company had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2012 was $1,627, net of tax expense of $320. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2011 was $686, net of tax benefit of $121. At September 30, 2012, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $796, net of tax.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2012 and September 30, 2011 the Company had $172,581 and $265,974, respectively, of such foreign exchange derivative notional value contracts outstanding.

(8) Fair Value of Financial Instruments

ASC Topic 820: “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the year.

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

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. In addition, the Company has risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, the Company retains independent pricing vendors to assist in valuing certain instruments.

The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

The Company’s net derivative portfolio as of September 30, 2012, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$1,993	$—	$1,993

Total Assets	$—	$1,993	$—	$1,993

Liabilities:
Foreign exchange contracts, net	$—	$(8,721)	$—	$(8,721)

Total Liabilities	$—	$(8,721)	$—	$(8,721)

The Company’s net derivative portfolio as of September 30, 2011, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$(1,954)	$—	$(1,954)
Commodity contracts	—	(958)	—	(958)
Foreign exchange contracts, net	—	(22,490)	—	(22,490)

Total Liabilities	$—	$(25,402)	$—	$(25,402)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). The Company recorded impairment charges related to intangible assets during Fiscal 2011. (See also Note 2(i), Significant Accounting Policies — Intangible Assets, for further details on impairment testing.)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,669,300)	$(1,804,831)	$(1,551,612)	$(1,635,528)
Interest rate swap agreements	—	—	(1,954)	(1,954)
Commodity swap and option agreements	1,993	1,993	(958)	(958)
Foreign exchange forward agreements	(8,721)	(8,721)	(22,490)	(22,490)

(9) Income Taxes

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	2012	2011	2010
Pretax income (loss):
United States	$(66,102)	$(119,984)	$(230,262)
Outside the United States	175,059	137,108	106,079

Total pretax income (loss)	$108,957	$17,124	$(124,183)

The components of income tax expense are as follows:

	2012	2011	2010
Current:
Foreign	$38,113	$32,649	$44,481
State	(361)	2,332	2,907

Total current	37,752	34,981	47,388

Deferred:
Federal	20,884	20,247	22,119
Foreign	5,190	28,054	(6,514)
State	(3,441)	9,013	196

Total deferred	22,633	57,314	15,801

Income tax expense	$60,385	$92,295	$63,189

The following reconciles the total income tax expense, based on the Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	2012	2011	2010
Statutory federal income tax expense (benefit)	$38,135	$5,994	$(43,464)
Permanent items	8,595	10,607	4,828
Exempt foreign income	(5,760)	(380)	(9)
Foreign statutory rate vs. U.S. statutory rate	(15,211)	(14,132)	(9,601)
State income taxes, net of federal benefit	(2,164)	1,242	(4,979)
Residual tax on foreign earnings	29,844	18,943	6,609
FURminator purchase accounting benefit	(14,511)	—	—
Valuation allowance	26,003	68,615	90,977
Reorganization items	—	—	7,553
Unrecognized tax (benefit) expense	(4,386)	(2,793)	3,234
Inflationary adjustments	(803)	(1,472)	3,409
Correction of immaterial prior period error	—	4,873	5,900
Other, net	643	798	(1,268)

Income tax expense	$60,385	$92,295	$63,189

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2012	2011
Current deferred tax assets:
Employee benefits	$16,399	$14,188
Restructuring	8,054	10,682
Inventories and receivables	22,495	21,521
Marketing and promotional accruals	8,270	8,911
Other	14,440	14,742
Valuation allowance	(29,808)	(28,772)

Total current deferred tax assets	39,850	41,272
Current deferred tax liabilities:
Inventories and receivables	(2,618)	(5,015)
Unrealized gains	(1,153)	(2,382)
Other	(7,936)	(5,705)

Total current deferred tax liabilities	(11,707)	(13,102)

Net current deferred tax assets	$28,143	$28,170

Noncurrent deferred tax assets:
Employee benefits	$34,927	$30,177
Restructuring and purchase accounting	371	2,269
Net operating loss and credit carry forwards	572,857	525,394
Prepaid royalty	7,006	7,346
Property, plant and equipment	3,255	5,240
Unrealized losses	2,521	9,000
Long-term debt	3,976	22,602
Intangibles	4,282	4,749
Other	7,866	5,743
Valuation allowance	(354,992)	(345,121)

Total noncurrent deferred tax assets	282,069	267,399
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(15,337)	(16,593)
Unrealized gains	(15,803)	(11,619)
Intangibles	(596,199)	(571,454)
Taxes on unremitted foreign earnings	(29,231)	—
Other	(2,964)	(5,069)

Total noncurrent deferred tax liabilities	(659,534)	(604,735)

Net noncurrent deferred tax liabilities	$(377,465)	$(337,336)

Net current and noncurrent deferred tax liabilities	$(349,322)	$(309,166)

Effective October 1, 2012, the Company began recording residual U.S. and foreign taxes on current foreign earnings as a result of its change in position regarding future repatriation and the requirements of ASC 740. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries generated after September 30, 2011, to support management’s plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions, and satisfy ongoing U.S. operational cash flow requirements. As a result, earnings of the Company’s non-U.S. subsidiaries after September 30, 2011 are not considered to be permanently reinvested, except in jurisdiction where repatriation is either precluded or restricted by law. Accordingly, the Company is providing residual U.S. and foreign deferred taxes to these earnings to the extent they cannot be repatriated in a tax-free manner. Accordingly during Fiscal 2012, the Company has provided residual taxes on approximately $97,638 of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to the Company’s domestic valuation allowance, of approximately $3,278, including $2,465 of expected tax on $76,475 of earnings not yet taxed in the U.S. During Fiscal 2011, the Company recorded residual U.S. and foreign taxes on approximately $39,391 of distributions of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to the Company’s domestic valuation allowance, of approximately $771. The Fiscal 2011 distributions were primarily non-cash deemed distributions under U.S. tax law. During Fiscal 2010, the Company recorded residual U.S. and foreign taxes on approximately $26,600 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to the Company’s domestic valuation allowance, of approximately $0. The Fiscal 2010 distributions were primarily non-cash deemed distributions under U.S. tax law.

Remaining undistributed earnings of the Company’s foreign operations are approximately $415,713 at September 30, 2012, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2012. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

The Company, as of September 30, 2012, has U.S. federal and state net operating loss carryforwards of approximately $1,304,763 and $1,340,761, respectively. These net operating loss carryforwards expire through years ending in 2032. The Company has foreign loss carryforwards of approximately $119,100 which will expire beginning in 2016. Certain of the foreign net operating losses have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes), on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Due to these limitations, the Company estimates that $301,202 of the total U.S. federal and $385,159 of the state net operating loss would expire unused even if the Company generates sufficient income to otherwise use all its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. The Company also projects that $110,794 of the total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2012 and September 30, 2011, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $384,800 and $373,893, respectively. As of September 30, 2012 and September 30, 2011, approximately $349,316 and $338,538, respectively, related to U.S. net deferred tax assets, and approximately $35,484 and $35,354, respectively, related to foreign net deferred tax assets. The increase in the valuation allowance for deferred tax assets during Fiscal 2012 totaled approximately $10,907, of which approximately $10,778 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $130 related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the purchase of FURminator, the Company was able to release $14,511 of U.S. valuation allowance during Fiscal 2012. The release was attributable to $14,511 of net deferred tax liabilities recorded on the FURminator acquisition date balance sheet that offset other U.S. net deferred tax assets. During Fiscal 2011, the Company determined that a valuation allowance was required against deferred tax assets related to net operating losses in Brazil, and thus recorded a $25,877 charge to increase the valuation allowance.

The total amount of unrecognized tax benefits on the Company’s Consolidated Statements of Financial Position at September 30, 2012 and September 30, 2011 are $5,877 and $9,013, respectively. If recognized in the future, the entire amount of unrecognized tax benefits will affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and September 30, 2011 the Company had approximately $3,564 and $4,682, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2012 was a net decrease to income tax expense of $(1,184). The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2011 was a net decrease to income tax expense of $(1,422). The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2010 was a net increase to income tax expense of $1,527. In connection with the Merger, the Company recorded additional unrecognized tax benefits of approximately $3,299 as part of purchase accounting.

As of September 30, 2012, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

The following table summarizes the changes to the amount of unrecognized tax benefits of Company for Fiscal 2012, Fiscal 2011, and Fiscal 2010:

Unrecognized tax benefits at September 30, 2009	$7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
Gross decrease — tax positions in prior period	(904)
Gross increase — tax positions in current period	3,390
Lapse of statutes of limitations	(694)

Unrecognized tax benefits at September 30, 2010	$12,808
Gross increase — tax positions in prior period	1,658
Gross decrease — tax positions in prior period	(823)
Gross increase — tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,376)

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase — tax positions in prior period	773
Gross decrease — tax positions in prior period	(1,308)
Gross increase — tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)

Unrecognized tax benefits at September 30, 2012	$5,877

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom, and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2008 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2008 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2009, 2010, 2011 and 2012 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S., federal tax filings for years prior to and including Russell Hobbs year ended June 30, 2008 are closed. However, the federal net operating loss carryforwards for Russell Hobbs fiscal years ended June 30, 2008 and prior are subject to examination by the IRS until the year that such net operating losses are utilized and those years are closed for audit.

During Fiscal 2011 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to the effective state income tax rates for certain U.S. subsidiaries. During Fiscal 2010 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to deferred taxes in certain foreign jurisdictions. We believe the correction of these errors to be both quantitatively and qualitatively immaterial to our annual results for Fiscal 2011, Fiscal 2010 or to the financial statements of any previous period. The impact of the corrections was an increase to income tax expense and an increase to deferred tax liabilities in Fiscal 2011 of approximately $4,873 and an increase to income tax expense and a decrease to deferred tax assets in Fiscal 2010 of approximately $5,900.

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

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 40 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$209,472	$214,977	$542	$527
Service cost	2,048	2,543	12	11
Interest cost	10,593	10,380	27	27
Actuarial (gain) loss	29,834	(9,027)	(14)	(21)
Participant contributions	182	189	—	—
Benefits paid	(9,354)	(8,685)	(1)	(2)
Foreign currency exchange rate changes	(1,969)	(905)	—	—

Benefit obligation, end of year	$240,806	$209,472	$566	$542

Change in plan assets
Fair value of plan assets, beginning of year	$130,641	$125,566	$—	$—
Actual return on plan assets	20,112	(100)	—	—
Employer contributions	12,587	14,486	1	2
Employee contributions	182	189	—	—
Benefits paid	(9,354)	(8,685)	(1)	(2)
Plan expenses paid	—	(226)	—	—
Foreign currency exchange rate changes	(241)	(589)	—	—

Fair value of plan assets, end of year	$153,927	$130,641	$—	$—

Accrued Benefit Cost	$(86,879)	$(78,831)	$(566)	$(542)

Range of assumptions:
Discount rate	4.0% -13.5%	4.2% - 13.6%	4.0%	5.0%
Expected return on plan assets	4.0% - 7.8%	3.0% - 7.8%	N/A	N/A
Rate of compensation increase	2.3% - 5.5%	0.0% - 5.5%	N/A	N/A

The net underfunded status as of September 30, 2012 and September 30, 2011 of $86,879 and $78,831, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2012 and September 30, 2011 are unrecognized net losses of $33,428, net of tax benefit of $4,392 and $21,496, net of tax benefit of $1,542, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2013 is $2,084.

At September 30, 2012, the Company’s total pension and deferred compensation benefit obligation of $240,806 consisted of $75,580 associated with U.S. plans and $165,226 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $153,927 consisted of $51,721 associated with U.S. plans and $102,206 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.3% and approximately 5.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.8% and approximately 5.4% for its international plans.

At September 30, 2011, the Company’s total pension and deferred compensation benefit obligation of $209,472 consisted of $67,611 associated with U.S. plans and $141,861 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $130,641 consisted of $43,582 associated with U.S. plans and $87,059 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5.0% and approximately 4.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$2,048	$2,543	$2,479	$12	$11	$9
Interest cost	10,593	10,380	8,239	27	27	26
Expected return on assets	(8,225)	(7,829)	(5,774)	—	—	—
Amortization of prior service cost	72	—	535	—	—	—
Amortization of transition obligation	—	—	207	—	—	—
Recognized net actuarial (gain) loss	828	8	613	(54)	(52)	(58)

Net periodic cost (benefit)	$5,316	$5,102	$6,299	$(15)	$(14)	$(23)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target	Actual
Asset Category	2012	2012	2011
Equity Securities	0 -60%	49%	46%
Fixed Income Securities	0 -40%	20%	21%
Other	0 -100%	31%	33%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.2%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2012 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2012 segregated by level within the fair value hierarchy. See Note 8, “Fair Value of Financial Instruments”, for discussion of the fair value hierarchy and fair value principles:

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust — equity	$20,520	$16,667	$—	$37,187
Common collective trust — fixed income	—	14,534	—	14,534

Total U.S. Defined Benefit Plan Assets	$20,520	$31,201	$—	$51,721

International Defined Benefit Plan Assets:
Common collective trust — equity	$—	$38,507	$—	$38,507
Common collective trust — fixed income	—	15,661	—	15,661
Insurance contracts — general fund	—	40,651	—	40,651
Other	—	7,387	—	7,387

Total International Defined Benefit Plan Assets	$—	$102,206	$—	$102,206

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company’s expected future pension benefit payments for Fiscal 2013 through its fiscal year 2022 are as follows:

2013	$9,697
2014	8,783
2015	9,122
2016	9,492
2017	9,775
2018-2022	56,072

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $1,935, $4,999 and $3,464, respectively.

(11) Segment Information

The Company manages its business in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business. See Note 1, “Description of Business”, for additional information regarding the Company’s realignment of its reporting segments.

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

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, reorganization items expense, net, interest expense, interest income and income tax expense. Expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have also been excluded in the determination of reportable segment profits. Corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the Company for Fiscal 2012, Fiscal 2011 and Fiscal 2010, is as follows:

Net sales to external customers

	2012	2011	2010
Global Batteries & Appliances	$2,249,939	$2,254,153	$1,658,123
Global Pet Supplies	615,508	578,905	566,335
Home and Garden Business	386,988	353,858	342,553

Total segments	$3,252,435	$3,186,916	$2,567,011

Depreciation and amortization

	2012	2011	2010
Global Batteries & Appliances	$63,618	$68,084	$57,557
Global Pet Supplies	27,702	24,274	28,538
Home and Garden Business	13,296	12,375	14,418

Total segments	104,616	104,733	100,513
Corporate	29,164	30,416	16,905

Total Depreciation and amortization	$133,780	$135,149	$117,418

Segment profit

	2012	2011	2010
Global Batteries & Appliances	$244,442	$238,864	$171,298
Global Pet Supplies	85,866	75,564	57,675
Home and Garden Business	73,609	65,180	51,192

Total segments	403,917	379,608	280,165
Corporate expenses	51,514	53,967	48,817
Acquisition and integration related charges	31,066	36,603	38,452
Restructuring and related charges	19,591	28,644	24,118
Intangible asset impairment	—	32,450	—
Interest expense	191,911	208,329	277,015
Other expense, net	878	2,491	12,300

Income (loss) from continuing operations before reorganization items and income taxes	$108,957	$17,124	$(120,537)

The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela met the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, subsequent to January 4, 2010, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

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

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in Other expense, net, of $10,102 during Fiscal 2010 related to Bolivar fuerte denominated transactions.

As of September 30, 2011, the Company no longer exchanged its Bolivar fuertes for U.S. dollars through the SITME mechanism as the SITME was no longer the most likely method of exchanging its Bolivar fuertes for U.S. dollars. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate in accordance with ASC 830, as it is the expected exchange rate of Bolivar fuertes to U.S. dollars. The Company reported a foreign exchange gain in Other expense, net, of $(1,293) during Fiscal 2011 related to the change to the official exchange rate.

Segment total assets

	September 30,
	2012	2011
Global Batteries & Appliances	$2,243,472	$2,275,076
Global Pet Supplies	956,043	828,202
Home and Garden Business	508,083	476,381

Total segments	3,707,598	3,579,659
Corporate	44,051	47,047

Total assets at year end	$3,751,649	$3,626,706

Segment long-lived assets (A)

	September 30,
	2012	2011
Global Batteries & Appliances	$1,434,392	$1,468,617
Global Pet Supplies	768,140	647,953
Home and Garden Business	445,774	417,078

Total segments	2,648,306	2,533,648
Corporate	41,916	44,770

Long-lived assets at year end	$2,690,222	$2,578,418

(A)	Includes all of the Company’s non-current assets.

Capital expenditures

	2012	2011	2010
Global Batteries & Appliances	$36,271	$25,471	$28,496
Global Pet Supplies	7,447	7,059	7,920
Home and Garden Business	3,091	3,630	3,890

Total segments	46,809	36,160	40,306
Corporate	—	—	10

Total Capital expenditures	$46,809	$36,160	$40,316

Geographic Disclosures — Net sales to external customers

	2012	2011	2010
United States	$1,772,138	$1,780,127	$1,444,779
Outside the United States	1,480,297	1,406,789	1,122,232

Total net sales to external customers	$3,252,435	$3,186,916	$2,567,011

Geographic Disclosures — Long-lived assets (A)

	September 30,
	2012	2011
United States	$1,988,632	$1,843,869
Outside the United States	701,590	734,549

Long-lived assets at year end	$2,690,222	$2,578,418

(A)	Includes all of the Company’s non-current assets.

(12) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,432, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business. The Company does not believe that any of these other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2013	$32,623
2014	27,731
2015	22,296
2016	21,549
2017	16,823
Thereafter	43,199

Total minimum lease payments	$164,221

All of the leases expire between October 2012 and July 2023. The Company’s total rent expense was $34,327, $40,298 and $30,218 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

Pursuant to the terms of the Merger Agreement, on February 9, 2010, Spectrum Brands entered into support agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (together the “Harbinger Parties”) and Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), in which the Harbinger Parties and the Avenue Parties agreed to vote their shares of Spectrum Brands common stock acquired before the date of the Merger Agreement in favor of the Merger and against any alternative proposal that would impede the Merger.

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

In November 2011, HRG announced a stock purchase program for the Company’s common stock, with an authorization of $30,000 under the program. This purchase program was completed in March 2012. Following the completion of the secondary offering of the Company’s common stock in August 2011 by Harbinger Capital Partners Master Fund I, Ltd. and the completion of the HRG stock purchase program for the Company’s common stock noted above, HRG owned approximately 57% of the Company’s common stock, and the Harbinger Parties owned less than 1 percent of the Company’s common stock.

In August 2012, HRG announced a share repurchase program of up to 1,000 shares of the Company’s common stock.

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

Also in connection with the Merger, the Harbinger Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG became a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

Other Agreements

In connection with the Merger, Russell Hobbs and Harbinger Master Fund entered into an indemnification agreement, dated as of February 9, 2010 (the “Indemnification Agreement”), by which Harbinger Master Fund agreed, among other things and subject to the terms and conditions set forth therein, to guarantee the obligations of Russell Hobbs to pay (i) a reverse termination fee to Spectrum Brands under the merger agreement and (ii) monetary damages awarded to Spectrum Brands in connection with any willful and material breach by Russell Hobbs of the Merger Agreement. The maximum amount payable by Harbinger Master Fund under the Indemnification Agreement was $50,000 less any amounts paid by Russell Hobbs or the Harbinger Parties, or any of their respective affiliates, as damages under any documents related to the Merger. No such amounts became due under the Indemnification Agreement. Harbinger Master Fund also agreed to indemnify Russell Hobbs, SB Holdings and their subsidiaries for out-of-pocket costs and expenses above $3,000 in the aggregate that became payable after the consummation of the Merger and that related to the litigation arising out of Russell Hobbs’ business combination transaction with Applica. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither the Company, Applica or any other subsidiary of the Company was required to make any payments in connection with the settlement.

(14) Restructuring and Related Charges

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

The following table summarizes restructuring and related charges incurred by segment:

	2012	2011	2010
Cost of goods sold:
Global Batteries & Appliances	$5,094	$756	$3,275
Global Pet Supplies	4,741	7,085	3,837
Home and Garden Business	—	—	38

Total restructuring and related charges in cost of goods sold	$9,835	$7,841	$7,150

Operating expense:
Global Batteries & Appliances	$2,487	$5,338	$251
Global Pet Supplies	5,395	9,567	2,917
Home and Garden Business	912	2,704	8,419
Corporate	962	3,194	5,381

Total restructuring and related charges in operating expense	$9,756	$20,803	$16,968

Total restructuring and related charges	$19,591	$28,644	$24,118

The following table summarizes restructuring and related charges incurred by type of charge:

	2012	2011	2010
Costs included in cost of goods sold:
Global Cost Reduction initiatives:
Termination benefits	$2,941	$1,679	$2,630
Other associated costs	6,894	5,889	2,273
Other restructuring initiatives:
Termination benefits	—	—	201
Other associated costs	—	273	2,046

Total included in cost of goods sold	$9,835	$7,841	$7,150
Costs included in operating expenses:
Global Cost Reduction initiatives:
Termination benefits	$3,079	$10,155	$4,268
Other associated costs	5,776	7,761	9,272
Other restructuring initiatives:
Termination benefits	—	956	5,269
Other associated costs	901	1,931	(1,841)

Total included in operating expenses	$9,756	$20,803	$16,968

Total restructuring and related charges	$19,591	$28,644	$24,118

Global Cost Reduction Initiatives Summary

During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $88,700.

The Company recorded $18,690, $25,484 and $18,443 of pretax restructuring and related charges during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2012:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2011	$8,795	$3,021	$11,816
Provisions	2,095	(169)	1,926
Cash expenditures	(7,765)	(1,353)	(9,118)
Non-cash items	127	(404)	(277)

Accrual balance at September 30, 2012	$3,252	$1,095	$4,347

Expensed as incurred (A)	$3,926	$12,838	$16,764

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Company during Fiscal 2012, the cumulative amount incurred from inception of the initiative through September 30, 2012 and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Appliances	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges incurred during Fiscal 2012	$7,642	$10,136	$912	$—	$18,690
Restructuring and related charges incurred since initiative inception	$20,809	$36,998	$17,620	$7,591	$83,018
Total future estimated restructuring and related charges expected to be incurred	$1,501	$2,575	$1,521	$—	$5,597

In connection with other restructuring efforts, the Company recorded $901, $3,160 and $5,675 of pretax restructuring and related charges during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

(15) Acquisitions

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

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

Supplemental Pro Forma Information (Unaudited)

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for the entirety of Fiscal 2010.

2010
Net sales:
Reported Net sales	$2,567,011
Russell Hobbs adjustment	543,952

Pro forma Net sales	$3,110,963

Loss from continuing operations:
Reported loss from continuing operations	$(187,372)
Russell Hobbs adjustment	(5,504)

Pro forma loss from continuing operations	$(192,876)

Basic and diluted earnings per share from continuing operations (A) :
Reported basic and diluted loss per share from continuing operations	$(5.20)
Russell Hobbs adjustment	(0.16)

Pro forma basic and diluted loss per share from continuing operations	$(5.36)

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

Black Flag

On October 31, 2011, the Company completed the $43,750 cash acquisition of the Black Flag and TAT trade names from The Homax Group, Inc. (“Black Flag”), a portfolio company of Olympus Partners. The Black Flag and TAT product lines consist of liquids, aerosols, baits and traps that control ants, spiders, wasps, bedbugs, fleas, flies, roaches, yellow jackets and other insects. This acquisition was not significant individually.

The results of Black Flag’s operations since October 31, 2011 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Home and Garden Business segment.

Acquisition Accounting

The assets acquired and liabilities assumed in the Black Flag acquisition have been measured at their fair values at October 31, 2011 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The amounts recorded in connection with the acquisition of Black Flag are as follows:

Inventory	$2,509
Property, plant and equipment	301
Intangible assets	25,000
Goodwill	15,852
Other assets	88

Total consideration	$43,750

The Company performed a valuation of the acquired assets of Black Flag at October 31, 2011. Significant matters related to the determination of the fair values of the acquired identifiable intangible assets are summarized as follows:

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $25,000 as of October 31, 2011. A summary of the significant key inputs is as follows:

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 40% and amounts were discounted using a rate of 13.5%. The customer relationships were valued at $17,000 under this approach and will be amortized over 20 years.

•

The Company valued trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names were in the range of 2%-4% of expected net sales related to the respective trade name. The Company anticipates using the trade names for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trade names, net sales for the trade names were estimated to grow at a rate of (15)%-8% annually with a terminal year growth rate of 3%. Income taxes were estimated at 40% and amounts were discounted using a rate of 13.5%. Trade names were valued at $8,000 under this approach.

The Company’s estimates and assumptions for Black Flag are subject to change as the Company obtains additional information for its estimates during the measurement period. The primary areas of acquisition accounting that are not yet finalized relate to certain legal matters and residual goodwill.

FURminator

On December 22, 2011, the Company completed the $141,745 cash acquisition of FURminator, Inc. from HKW Capital Partners III, L.P. (“FURminator”). FURminator is a leading worldwide provider of branded and patented pet deshedding products. This acquisition was not significant individually.

The results of FURminator operations since December 22, 2011 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Global Pet Supplies business segment.

Acquisition Accounting

The assets acquired and liabilities assumed in the FURminator acquisition have been measured at their fair values at December 22, 2011 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The amounts recorded in connection with the acquisition of FURminator are as follows:

Current assets	$9,240
Property, plant and equipment	648
Intangible assets	79,000
Goodwill	68,531

Total assets acquired	$157,419
Current liabilities	758
Long-term liabilities	14,916

Total liabilities assumed	$15,674

Total consideration	$141,745

The Company performed a valuation of the assets and liabilities of FURminator at December 22, 2011. Significant matters related to the determination of the fair values of the acquired identifiable intangible assets are summarized as follows:

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $79,000 as of December 22, 2011. A summary of the significant key inputs is as follows:

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 40% and amounts were discounted using a rate of 14%. The customer relationships were valued at $46,000 under this approach and will be amortized over 20 years.

•

The Company valued trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names were in the range of 4%-5% of expected net sales related to the respective trade name. The Company anticipates using the trade names for an indefinite period as demonstrated by the sustained use of each subject trade name. In estimating the fair value of the trade names, net sales for the trade names were estimated to grow at a rate of 2%-12% annually with a terminal year growth rate of 3%. Income taxes were estimated at 40% and amounts were discounted using a rate of 14%. Trade names were valued at $14,000 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates used in the determination of the fair values of technologies were 10%-12% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents, which is approximately 9 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 2%-12% annually. Income taxes were estimated at 40% and amounts were discounted using a rate of 14%. The technology assets were valued at $19,000 under this approach.

The Company’s estimates and assumptions for FURminator are subject to change as the Company obtains additional information for its estimates during the measurement period. The primary areas of acquisition accounting that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

(16) New Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance was effective for the Company beginning in the second quarter of its fiscal year ended September 30, 2012. The new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

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

Impairment Testing

During September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

Additionally, in July 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim indefinite-lived intangible asset impairment tests performed for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

(17) Subsequent Events

ASC 855, “Subsequent Events,” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.

Hardware Acquisition and Acquisition Financing

On October 8, 2012, the Company entered into an agreement (the “Acquisition Agreement”) with Stanley Black & Decker to acquire the HHI Business currently operated by Stanley Black & Decker and certain of its subsidiaries for $1,400,000, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business. The acquisition, when completed, includes (i) the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business and (ii) the purchase of certain assets of TLM Taiwan, which is involved in the production of residential locksets.

The Acquisition Agreement contains certain termination rights for each of Stanley Black & Decker and the Company that upon termination of the Acquisition Agreement under specified circumstances, requires the Company to pay Stanley Black & Decker a termination fee of up to $78,000.

The Company will account for the acquisition in accordance with ASC 805 which requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

On November 16, 2012, the Company issued at par $520,000 aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Notes”) and $570,000 aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes” and together with the 2020 Notes, the “Notes”). Spectrum Brands will assume and unconditionally guarantee, together with certain of its subsidiaries, the obligations under the Notes and intends to use the proceeds of the Notes to fund a portion of the Hardware Acquisition purchase price and related fees and expenses.

Additionally, Spectrum Brands has obtained debt financing commitments for approximately $1,840,000, inclusive of the Notes, to fund the Hardware Acquisition and refinance a portion of Spectrum Brands’ indebtedness outstanding as of September 30, 2012.

Shaser Acquisition

On November 8, 2012, the Company completed a $50,000 cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc. (“Shaser”), together with terms relating to a potential buyout of the remaining minority interest in Shaser. The Company will account for the acquisition in accordance with ASC 805. The Company is in the process of completing the preliminary purchase accounting.

(18) Quarterly Results (unaudited)

Fiscal 2012:

	Quarter Ended
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net sales	$832,576	$824,803	$746,285	$848,771
Gross profit	279,925	291,696	260,031	284,026
Net income (loss)	5,513	58,649	(28,660)	13,070
Basic net income (loss) per common share	$0.11	$1.14	$(0.56)	$0.25
Diluted net income (loss) per common share	$0.10	$1.13	$(0.56)	$0.25

Fiscal 2011:

	Quarter Ended
	September 30, 2011	July 3, 2011	April 3, 2011	January 2, 2011
Net sales	$827,329	$804,635	$693,885	$861,067
Gross profit	280,495	293,694	255,439	299,239
Net (loss) income	(33,831)	28,604	(50,186)	(19,758)
Basic net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)
Diluted net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2012, September 30, 2011 and September 30, 2010

(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2012:
Accounts receivable allowances	$14,128	$7,742	$—	$—	$21,870
September 30, 2011:
Accounts receivable allowances	$4,351	$9,777	$—	$—	$14,128
September 30, 2010:
Accounts receivable allowances	$1,011	$3,340	$—	$—	$4,351

2.	HARBINGER F&G, LLC AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS.

Independent Auditors’ Report

The Board of Directors

Harbinger F&G, LLC:

We have audited the accompanying consolidated balance sheets of Harbinger F&G, LLC (the Company) and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger F&G, LLC and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Baltimore, Maryland

November 27, 2012

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	September 30, 2011
ASSETS
Investments (Notes 4 and 5):
Fixed maturity securities, available-for-sale, at fair value	$16,088,913	$15,367,474
Equity securities, available-for-sale, at fair value	248,087	287,043
Derivative investments	200,667	52,335
Other invested assets	18,814	44,279

Total investments	16,556,481	15,751,131
Related party loans and investment (Note 16)	182,069	—
Cash and cash equivalents	1,054,588	820,903
Contingent purchase price reduction receivable (Note 18)	41,000	—
Accrued investment income	191,577	212,848
Reinsurance recoverable (Note 15)	2,363,083	1,612,036
Intangibles, net (Note 7)	273,543	457,167
Deferred tax assets (Note 13)	279,636	207,729
Other assets	48,371	346,322

Total assets	$20,990,348	$19,408,136

LIABILITIES AND MEMBER’S EQUITY
Contractholder funds (Note 2)	$15,290,475	$14,549,970
Future policy benefits (Note 2)	3,614,788	3,598,208
Liability for policy and contract claims	91,082	56,650
Note payable (Note 9)	—	95,000
Other liabilities (Note 8)	703,222	432,907

Total liabilities	19,699,567	18,732,735

Member’s equity (Note 10)
Contributed capital	415,576	379,359
Retained earnings	440,723	136,549
Accumulated other comprehensive income	434,482	159,493

Total member’s equity	1,290,781	675,401

Total liabilities and member’s equity	$20,990,348	$19,408,136

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended September 30,
	2012	2011
Revenues:
Premiums	$55,297	$39,002
Net investment income (Note 4)	716,271	369,840
Net investment gains (losses) (Note 4)	410,000	(166,891)
Insurance and investment product fees and other	40,251	48,915

Total revenues	1,221,819	290,866

Benefits and expenses:
Benefits and other changes in policy reserves	777,372	247,632
Acquisition and operating expenses, net of deferrals	123,920	95,778
Amortization of intangibles (Note 7)	160,656	(11,115)

Total benefits and expenses	1,061,948	332,295

Operating income (loss)	159,871	(41,429)
Interest expense	(2,556)	(1,926)
Bargain purchase gain from business acquisition (Note 18)	—	158,341
Gain on contingent purchase price reduction (Note 18)	41,000	—
Other income, net	201	31

Income before income taxes	198,516	115,017
Income tax benefit (Note 13)	145,658	41,744

Net income	$344,174	$156,761

Supplemental disclosures:
Total other-than-temporary impairments	$(24,336)	$(17,466)
Less non-credit portion of other-than-temporary impairments included other comprehensive income	(1,529)	500

Net other-than-temporary impairments	(22,807)	(17,966)
Gains (losses) on derivative instruments	146,052	(170,752)
Other realized investment gains	286,755	21,827

Total net investment gains (losses)	$410,000	$(166,891)

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Member’s Equity
Balances at October 1, 2010	$491	$(212)	$—	$279
Net income	—	156,761	—	156,761
Unrealized investment gains, net	—	—	159,302	159,302
Non-credit related other-than-temporary impaiments	—	—	191	191

Comprehensive income				316,533

Capital contributions from Harbinger Group Inc.	377,152	—	—	377,152
Capital contributions from Harbinger Capital Partners
Master Fund I, Ltd. to Front Street Re, Ltd.	1,716	—	—	1,716
Dividend	—	(20,000)	—	(20,000)

Balances at September 30, 2011	$379,359	$136,549	$159,493	$675,401
Net income	—	344,174	—	344,174
Unrealized investment gains, net	—	—	275,602	275,602
Non-credit related other-than-temporary impaiments	—	—	(613)	(613)

Comprehensive income	—	—	—	619,163

Stock compensation	163	—	—	163
Capital contributions from Harbinger Group Inc.	36,054	—	—	36,054
Dividends	—	(40,000)	—	(40,000)

Balances at September 30, 2012	$415,576	$440,723	$434,482	$1,290,781

See accompanying notes to consolidated financial statements.

HARBINGER F&G, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$344,174	$156,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bargain purchase gain from business acquisition	—	(158,341)
Gain on contingent purchase price reduction	(41,000)	—
Net recognized gains (losses) on investments	(410,000)	166,891
Amortization of intangibles	160,656	(11,115)
Depreciation of properties	2,846	1,685
Stock-based compensation	163	—
Amortization of fixed maturity discounts and premiums	86,943	59,937
Deferred income taxes	(220,047)	(40,869)
Deferred policy acquisition costs	(194,900)	(41,152)
Interest credited/index credits to contractholder account balances	586,814	140,004
Collateral returned (posted)	49,339	(148,420)
Charges assessed to contractholders for mortality and administration	(14,932)	(28,358)
Cash transferred to reinsurers	(176,770)	(52,585)
Changes in operating assets and liabilities:
Reinsurance recoverable	(89,078)	(39,446)
Accrued investment income	15,224	1,674
Future policy benefits	16,580	(6,337)
Liability for policy and contract claims	34,432	(3,750)
Other operating	149,581	(21,987)

Net cash provided by (used in) operating activities	300,025	(25,408)
Cash flows from investing activities:
Cash acquired of $1,040,470 in 2011, net of acquisition cost of $345,000	—	695,470
Proceeds from investments, sold, matured or repaid:
Fixed maturities	5,723,266	1,468,427
Equity securities	110,157	13,768
Derivative investments and other invested assets	157,563	86,437
Cost of investments acquired:
Fixed maturities	(5,583,495)	(1,285,951)
Equity securities	(56,595)	—
Derivative investments and other invested assets	(141,603)	(66,905)
Related party loans and investments	(150,069)	—
Capital expenditures	(6,209)	(1,745)
Other investing activities, net	—	(6,642)

Net cash provided by investing activities	53,015	902,859

Cash flows from financing activities:
Contractholder account deposits	2,040,512	494,956
Contractholder account withdrawals	(1,979,558)	(959,961)
Cash capital contributions	4,030	378,868
Settlement of note payable	(95,000)	—
Advances from (repayment to) Harbinger Group Inc.	(49,339)	49,339
Dividends paid	(40,000)	(20,000)

Net cash used in financing activities	(119,355)	(56,798)

Net increase in cash and cash equivalents	233,685	820,653
Cash and cash equivalents at beginning of year	820,903	250

Cash and cash equivalents at end of year	$1,054,588	$820,903

Supplemental disclosures of cash flow information:
Interest paid	$2,556	$1,926
Income taxes paid	8,059	—

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

HFG was formed on August 3, 2010 under the name of Harbinger OM, LLC, a Delaware limited liability company, which was at that time wholly-owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), a 68.4% holder of the outstanding common stock (representing a 50.8% voting interest) of HGI as of September 30, 2012. On March 9, 2011, the Master Fund contributed its 100% membership interest in Harbinger OM, LLC to HGI pursuant to a transfer agreement discussed further in Note 16. In connection therewith, the Master Fund transferred to HFG its 100% ownership of FS Holdco Ltd. (“FS Holdco”), the ultimate parent company of Front Street Re Ltd. (“Front Street”), a Bermuda-based reinsurer which commenced start-up operations in August 2010. On April 8, 2011, HGI caused the name of “Harbinger OM, LLC” to be changed to “Harbinger F&G, LLC.”

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

As discussed further in Note 18, on April 6, 2011 (the “FGL Acquisition Date”), the Company acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGL”), from OM Group (UK) Limited (“OMGUK”). Such acquisition (the “FGL Acquisition”) has been accounted for using the acquisition method of accounting. Accordingly, the results of FGL’s operations have been included in the Company’s financial statements commencing April 6, 2011.

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

(2) Significant Accounting Policies and Practices

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of HFG and all other entities in which HFG has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Insurance Premiums

The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.

Premium collections for fixed indexed and fixed rate annuities, indexed universal life (“IUL”) policies and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.

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

Net Investment Gains (Losses)

Net investment gains (losses) include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method.

Product Fees

Product fee revenue from indexed universal life insurance products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and is assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.

Cash and Cash equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2012 and 2011, cash equivalents were $2,250 and $2,768 respectively.

Investments

Investment Securities

The Company’s investments in debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 7) and deferred income taxes.

Available-for-sale Securities — Other-Than-Temporary Impairments

The Company regularly reviews available-for-sale securities for declines in fair value that it determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, it concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing its ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.

For its fixed maturity available-for-sale securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporarily impaired:

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

If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.

When assessing the Company’s intent to sell a debt security or if it is more likely than not the Company will be required to sell a debt security before recovery of its cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows the Company expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the debt security was previously impaired.

When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for other-than-temporary impairments by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.

The Company includes on the face of the Consolidated Statements of Operations the total other-than-temporary impairment recognized in net investment gains (losses), with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of other-than-temporary impairments recognized in AOCI and other disclosures related to other-than-temporary impairments in Notes 4 and 10.

Derivative Financial Instruments

The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.

The Company purchases and issues financial instruments and products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.

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

The methodology for determining the amortization of VOBA and DAC varies by product type. For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. US GAAP requires that assumptions for these types of products not be modified unless recoverability testing deems them to be inadequate. VOBA and DAC amortization are reported within “Amortization of intangibles” in the accompanying Consolidated Statements of Operations.

VOBA and DAC for IUL and investment-type products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains (losses) on investments.

Changes in assumptions can have a significant impact on VOBA and DAC balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA and DAC balances, the Company performs quarterly and annual analyses of VOBA and DAC for the annuity and indexed universal life businesses. The VOBA and DAC balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of VOBA and DAC reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, the Company performs a retrospective unlocking of VOBA and DAC amortization as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statements of Operations.

For investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.

Reinsurance

The Company’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums and benefits are reported net of insurance ceded.

Income Taxes

HFG and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HGI. The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes. “ Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $158,341 on the FGL acquisition or the gain on contingent purchase price reduction of $41,000 in Fiscal 2012 and 2011, respectively.

The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of September 30, 2012 and 2011.

Contractholder Funds and Future Policy Benefits

The liabilities for contractholder funds and future policy benefits for investment contracts and IUL insurance policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges. Investment contracts include FIAs, deferred annuities and immediate annuities without life contingencies. The liabilities for future insurance contract benefits and claim reserves for traditional life policies and pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Assumptions for contracts in-force as of the FGL Acquisition Date were updated as of that date.

Liabilities for the secondary guarantees on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of VOBA and DAC. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of VOBA and DAC.

FIA contracts are equal to the total of the policyholder account values before surrender charges, and additional reserves established on certain features offered that link interest credited to an equity index. These features create an embedded derivative that is not clearly and closely related to the host insurance contract. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.

Federal Home Loan Bank of Atlanta Agreements

Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by the Company to the FHLB.

Funding agreements were issued to the FHLB in 2003, 2004, 2005 and 2011. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $364,140 and $169,580 at September 30, 2012 and 2011, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.

In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $390,563 and $191,331 at September 30, 2012 and September 30, 2011, respectively.

Benefits and Other Changes in Policy Reserves

Benefit expenses for deferred annuity, FIA and IUL policies include benefit claims incurred during the period in excess of contract account balances. Other changes in policy reserves also include the change in reserves for life insurance products with secondary guarantee benefits. For traditional life, policy benefit claims are charged to expense in the period that the claims are incurred.

Retrospective Adjustments

As discussed further in Note 18, in Fiscal 2012 the Company finalized the provisional acquisition accounting balances for the FGL Acquisition, resulting in retrospective adjustments which increased the bargain purchase gain and net income by $7,264 in Fiscal 2011.

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure requirements to report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the fiscal year ending September 30, 2013. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

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

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued. During this period, the Company did not have any, other than disclosed herein, material recognizable, or unrecognizable, subsequent events.

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

The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Notes 13 and 18), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 4, 5 and 6), (3) other-than-temporary impairments of available-for-sale investments (see Note 4), (4) amortization of intangibles (see discussion of “Intangible Assets” in Note 2 and also Note 7) and (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see Note 14).

Concentrations of Financial Instruments

As of September 30, 2012, the Company’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $2,000,355, or 12% of the invested assets portfolio. The Company’s holdings in this industry includes investments in 118 different issuers with the top ten investments accounting for 36% of the total holdings in this industry. As of September 30, 2012, the Company’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $233,318 and $121,639, respectively, or each approximately 1% of the Company’s invested assets. As of September 30, 2012 and 2011, the Company had investments in 5 and 38 issuers that exceeded 10% of stockholders equity with a fair value of $710,069 and $3,582,473, or 4% and 23% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2012 and 2011 had a fair value of $152,876 and $159,265, or approximately 1% of the invested assets portfolio at each date.

Concentrations of Financial and Capital Markets Risk

Financial markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years, due largely to the stresses affecting the global banking system. Like other life insurers, FGL has been adversely affected by these conditions. FGL is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which have had an adverse effect on FGL’s results of operations, financial condition and liquidity prior to the FGL Acquisition. As discussed further in the following paragraph regarding risk factors, the Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition.

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

Concentration of Reinsurance Risk

The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 15) that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of September 30, 2012, the net amount recoverable from Wilton Re was $1,317,114. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments

The Company’s investments at September 30, 2012 and 2011 are summarized as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$1,010,938	$18,553	$(1,609)	$1,027,882
Commercial mortgage-backed securities	520,043	36,178	(2,407)	553,814
Corporates	10,211,804	807,175	(9,968)	11,009,011
Equities	237,499	11,860	(1,272)	248,087
Hybrids	519,009	18,836	(9,550)	528,295
Municipals	1,083,231	141,854	(1,090)	1,223,995
Agency residential mortgage-backed securities	149,455	5,769	(334)	154,890
Non-agency residential mortgage-backed securities	629,122	35,799	(4,262)	660,659
U.S. Government	917,452	12,915	—	930,367

Total available-for-sale securities	15,278,553	1,088,939	(30,492)	16,337,000
Derivative investments	142,123	66,973	(8,429)	200,667
Other invested assets	18,814	—	—	18,814

Total investments	$15,439,490	$1,155,912	$(38,921)	$16,556,481

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value and Carrying Value
Available-for-sale securities
Asset-backed securities	$501,469	$1,785	$(2,770)	$500,484
Commercial mortgage-backed securities	580,313	3,427	(18,163)	565,577
Corporates	11,479,862	506,264	(130,352)	11,855,774
Equities	292,112	3,964	(9,033)	287,043
Hybrids	699,915	10,429	(51,055)	659,289
Municipals	824,562	111,929	(7)	936,484
Agency residential mortgage-backed securities	217,354	4,966	(295)	222,025
Non-agency residential mortgage-backed securities	465,666	1,971	(23,120)	444,517
U.S. Government	175,054	8,270	—	183,324

Total available-for-sale securities	15,236,307	653,005	(234,795)	15,654,517
Derivative investments	171,612	405	(119,682)	52,335
Other invested assets	44,279	—	—	44,279

Total investments	$15,452,198	$653,410	$(354,477)	$15,751,131

Included in AOCI were cumulative unrealized gains of $851 and $524 and unrealized losses of $1,880 and $24 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at September 30, 2012 and 2011, respectively.

Securities held on deposit with various state regulatory authorities had a fair value of $20,692 and $17,867 at September 30, 2012 and 2011, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2012
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$700,491	$703,931
Due after one year through five years	3,230,602	3,324,453
Due after five years through ten years	3,692,333	3,995,811
Due after ten years	4,972,233	5,532,389

Subtotal	12,595,659	13,556,584

Other securities which provide for periodic payments:
Asset-backed securities	1,010,938	1,027,882
Commercial-mortgage-backed securities	520,043	553,814
Structured hybrids	135,837	135,084
Agency residential mortgage-backed securities	149,455	154,890
Non-agency residential mortgage-backed securities	629,122	660,659

Total fixed maturity available-for-sale securities	$15,041,054	$16,088,913

As part of its ongoing securities monitoring process, the Company evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities above, the Company has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2012. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is its determination that it is more likely than not that the Company will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and the Company’s management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$169,794	$(1,042)	$7,533	$(567)	$177,327	$(1,609)
Commercial-mortgage-backed securities	813	(853)	10,716	(1,554)	11,529	(2,407)
Corporates	411,310	(8,124)	45,482	(1,844)	456,792	(9,968)
Equities	—	—	44,513	(1,272)	44,513	(1,272)
Hybrids	13,407	(339)	107,707	(9,211)	121,114	(9,550)
Municipals	71,160	(1,090)	—	—	71,160	(1,090)
Agency residential mortgage-backed securities	1,754	(199)	6,110	(135)	7,864	(334)
Non-agency residential mortgage-backed securities	12,853	(289)	101,777	(3,973)	114,630	(4,262)

Total available-for-sale securities	$681,091	$(11,936)	$323,838	$(18,556)	$1,004,929	$(30,492)

Total number of available-for-sale securities in an unrealized loss position		100		56		156

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$275,135	$(2,770)	$—	$—	$275,135	$(2,770)
Commercial-mortgage-backed securities	338,865	(18,163)	—	—	338,865	(18,163)
Corporates	3,081,556	(130,352)	—	—	3,081,556	(130,352)
Equities	99,772	(9,033)	—	—	99,772	(9,033)
Hybrids	450,376	(51,055)	—	—	450,376	(51,055)
Municipals	1,137	(7)	—	—	1,137	(7)
Agency residential mortgage-backed securities	25,820	(295)	—	—	25,820	(295)
Non-agency residential mortgage-backed securities	375,349	(23,120)	—	—	375,349	(23,120)

Total available-for-sale securities	$4,648,010	$(234,795)	$—	$—	$4,648,010	$(234,795)

Total number of available-for-sale securities in an unrealized loss position		505				505

As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition Date, no individual securities had been in a continuous unrealized loss position greater than twelve months as of September 30, 2011.

At September 30, 2012 and 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and hybrids. Total unrealized losses were $30,492 and $234,795 at September 30, 2012 and 2011, respectively. Exposure to finance-related holdings represents the largest component of the unrealized loss position in the portfolio, as spreads for holdings in this industry sector remain above historical levels. Similar risk aversion effects have impacted prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities. The Company has added to its non-agency residential mortgage-backed holdings during the year by purchasing securities with an “A” credit rating or above at discounts. As of September 30, 2012, these securities were in an unrealized gain position. The Company has not added to its commercial mortgage-backed security exposure. The improvement in unrealized loss positions in corporate debt instruments from September 30, 2011 to September 30, 2012 was primarily a result of improving conditions for corporate issues.

The combination of ongoing liquidity efforts by global central banks to stem contagion from a Eurozone slowdown, and accommodative monetary policy (especially in the U.S.) that is keeping base interest rates low, helped drive strong performance in risk assets in the September 2012 quarter. The prices of securities exposed to the residential real estate market in the U.S. also increased, which management believes is a result of the decline in risk aversion and data indicating that the housing market in the US has improved.

At September 30, 2012 and 2011, securities with a fair value of $1,192 and $31,320, respectively, were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. The improvement in unrealized loss positions from September 30, 2011 is primarily due to two factors: (i) securities at depressed prices were sold over the past fiscal year, reducing the size of holdings in an unrealized loss position and (ii) improving risk sentiment has lifted the market prices of investment grade bonds. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, the Company has determined that these securities are not other-than-temporarily impaired.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by the Company at September 30, 2012 and 2011, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Year Ended September 30,
	2012	2011
Beginning balance	$667	$—
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	112	—
Other-than-temporary impairment was not previously recognized	1,902	667

Ending balance	$2,681	$667

For the year ended September 30, 2012, the Company recognized impairment losses in operations totaling $22,807, including credit impairments of $5,712 and change-of-intent impairments of $17,095, as well as non-credit losses in other comprehensive income totaling $1,529, for investments which experienced other-than-temporary impairments and had an amortized cost of $162,349 and a fair value of $138,013 at the time of impairment. For the year ended September 30, 2011, FGL recognized impairment losses in operations totaling $17,966, including credit impairments of $5,059 and change-of-intent impairments of $12,907, as well as non-credit gains totaling $500 in other comprehensive income, for investments which experienced other-than-temporary impairments and had an amortized cost of $103,312 and a fair value of $85,846 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in operations and included in net realized gains on securities were as follows:

	Year Ended September 30,
	2012	2011
Other-than-temporary impairments recognized in net income:
Commercial mortgage-backed securities	$—	$20
Corporates	4,116	1,462
Equities	—	11,007
Hybrids	9,688	—
Non-agency residential mortgage-backed securities	7,531	5,059
Asset-backed loans and other invested assets	1,472	418

Total other-than-temporary impairments	$22,807	$17,966

Net Investment Income

The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended September 30,
	2012	2011
Fixed maturity available-for-sale securities	$707,132	$364,771
Equity available-for-sale securities	13,966	10,190
Invested cash and short-term investments	4,921	129
Policy loans	707	1,511
Other investments	1,179	326

Gross investment income	727,905	376,927
External investment expense	(11,634)	(7,087)

Net investment income	$716,271	$369,840

Net Investment Gains (Losses)

Details underlying “Net investment gains (losses)” reported in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended September 30,
	2012	2011
Net realized gains on fixed maturity available-for-sale securities	$264,408	$16,912
Realized gains (losses) on equity securities	924	(10,977)

Net realized gains on securities	265,332	5,935

Realized losses on certain derivative instruments	(10,280)	(44,776)
Unrealized gains (losses) on certain derivative instruments	156,332	(125,976)

Change in fair value of derivatives	146,052	(170,752)

Realized losses on other invested assets	(1,384)	(2,074)

Net investment gains (losses)	$410,000	$(166,891)

For the years ended September 30, 2012 and 2011, proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 15 totaled $4,602,958 and $1,803,964, gross gains on such sales totaled $295,923 and $41,989 and gross losses totaled $13,842 and $17,109, respectively.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities above were $22,807 and $17,966 for the year ended September 30, 2012 and 2011, respectively. The portion of other-than-temporary impairments recognized in AOCI is disclosed in Note 10.

(5) Derivative Financial Instruments

The carrying amounts (which equal fair value) of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	September 30,
	2012	2011
Assets:
Derivative investments:
Call options	$200,667	$52,335

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,550,805	$1,396,340
Other liabilities:
Futures contracts	928	3,828
Available-for-sale embedded derivative	—	$400

	$1,551,733	$1,400,568

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended September 30,
	2012	2011
Revenues:
Net investment gains (losses):
Call options	$100,030	$(142,665)
Futures contracts	46,022	(28,087)

	146,052	(170,752)
Net investment income:
Available-for-sale embedded derivatives	400	19

	$146,452	$(170,733)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$154,465	$(69,968)

Additional Disclosures

FIA Contracts

The Company has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard and Poor’s (“S&P”) 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of benefits and other changes in policy reserves in the Consolidated Statements of Operations.

The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two or three year call options to fund the next index credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains (losses).” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

Other market exposures are hedged periodically depending on market conditions and the Company’s risk tolerance. The Company’s FIA hedging strategy economically hedges the equity returns and exposes the Company to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. The Company uses a variety of techniques, including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. The Company intends to continue to adjust the hedging strategy as market conditions and the Company’s risk tolerance change.

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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2012		September 30, 2011
Counterparty	Credit Rating (Moody’s/S&P)	Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa2/A-	$1,884,047	$64,101	$1,692,142	$14,637
Deutsche Bank	A2/A+	1,816,532	61,704	1,463,596	11,402
Morgan Stanley	Baa1/A-	1,634,686	51,630	1,629,247	15,373
Royal Bank of Scotland	Baa1/A-	353,875	19,595	—	—
Barclay’s Bank	A2/A+	131,255	3,081	385,189	4,105
Credit Suisse	A2/A	10,000	556	327,095	2,785
Nomura	Baa2/A-	—	—	107,000	4,033

		$5,830,395	$200,667	$5,604,269	$52,335

Collateral Agreements

The Company is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2012 and 2011, no collateral was posted by the Company’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $200,667 and $52,335 at September 30, 2012 and 2011, respectively.

The Company held 2,835 and 2,458 futures contracts at September 30, 2012 and 2011, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $9,820 at both September 30, 2012 and 2011.

(6) Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts and related party loans, are summarized according to the hierarchy previously described, as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,052,338	$2,250	$—	$1,054,588	$1,054,588
Contingent purchase price reduction receivable	—	—	41,000	41,000	41,000
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,012,027	15,855	1,027,882	1,027,882
Commercial mortgage-backed securities	—	548,791	5,023	553,814	553,814
Corporates	—	10,873,715	135,296	11,009,011	11,009,011
Hybrids	—	519,422	8,873	528,295	528,295
Municipals	—	1,223,995	—	1,223,995	1,223,995
Agency residential mortgage-backed securities	—	154,890	—	154,890	154,890
Non-agency residential mortgage-backed securities	—	660,659	—	660,659	660,659
U.S. Government	930,367	—	—	930,367	930,367
Equity securities — available-for-sale	—	248,087	—	248,087	248,087
Derivative financial instruments	—	200,667	—	200,667	200,667
Related party loans	—	—	150,069	150,069	150,069
Related party investments	—	—	32,000	32,000	32,000
Other invested assets	—	—	18,814	18,814	18,814

Total financial assets	$1,982,705	$15,444,503	$406,930	$17,834,138	$17,834,138

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,550,805	$1,550,805	$1,550,805
Futures contracts	—	928	—	928	928
Investment contracts, included in contractholder funds	—	—	12,271,882	12,271,882	13,739,670

Total financial liabilities	$—	$928	$13,822,687	$13,823,615	$15,291,403

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$818,135	$2,768	$—	$820,903	$820,903
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	125,966	374,518	500,484	500,484
Commercial mortgage-backed securities	—	565,577	—	565,577	565,577
Corporates	—	11,696,090	159,684	11,855,774	11,855,774
Hybrids	—	654,084	5,205	659,289	659,289
Municipals	—	936,484	—	936,484	936,484
Agency residential mortgage-backed securities	—	218,713	3,312	222,025	222,025
Non-agency residential mortgage-backed securities	—	440,758	3,759	444,517	444,517
U.S. Government	183,324	—	—	183,324	183,324
Equity securities — available-for-sale	—	287,043	—	287,043	287,043
Derivative financial instruments	—	52,335	—	52,335	52,335
Other invested assets	—	—	44,279	44,279	44,279

Total financial assets	$1,001,459	$14,979,818	$590,757	$16,572,034	$16,572,034

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,396,340	$1,396,340	$1,396,340
Futures contracts	—	3,828	—	3,828	3,828
Available-for-sale embedded derivative	—	—	400	400	400
Investment contracts, included in contractholder funds	—	—	11,992,013	11,992,013	13,153,630
Note payable	—	95,000	—	95,000	95,000

Total financial liabilities	$—	$98,828	$13,388,753	$13,487,581	$14,649,198

The carrying amounts of accrued investment income and portions of other liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.

The Company did not adjust prices received from third parties as of September 30, 2012 and 2011. However, the Company does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it cancelled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. The fair values of the embedded derivatives in the FGL’s FIA products are derived using market indices, pricing assumptions and historical data.

Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuities, FIA, and IUL contracts are based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2012 and 2011, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. The fair value of the Company’s note payable at September 30, 2011 approximated its carrying value as it was settled at such carrying value in October 2011.

The related party loans (discussed in Note 16) were recently issued, as such fair value approximates carrying value.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value is as follows:

	Fair Value at September 30, 2012	Valuation technique	Unobservable input(s)	Range (Weighted average)
Assets
Contingent purchase price reduction receivable	$41,000	Discounted cash flow	Probability of collection Expected term Discount rate Credit insurance risk premium	88% - 96% (92%) 9 months 0.72% 11.7%
Asset-backed securities	15,855	Broker-quoted	Offered quotes	100% - 109.73% (103.09%)
Corporates	103,319	Broker-quoted	Offered quotes	0% - 140.61% (68.47%)
Corporates	31,977	Market pricing	Quoted prices	87.50% - 158.11% (97.89%)
Hybrids	8,873	Broker-quoted	Offered quotes	0% - 103% (25.35%)
Commercial mortgage-backed securities	5,023	Broker-quoted	Offered quotes	100.69%
Related party investments	32,000	Market approach	Price to book	1.0x - 1.4x

Total	$238,047

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550,805	Discounted cash flow	Market value of option	0% - 31.05% (3.55%)
			SWAP rates	0.76% - 1.7% (1.22%)
			Mortality multiplier	70% - 70% (70%)
			Surrender rates	2% - 50% (7%)
			Non-performance spread	0.25% - 0.25% (0.25%)

Total	$1,550,805

The significant unobservable inputs used in the fair value measurement of the contingent purchase price reduction receivable are the probability of collection depending on the outcomes of litigation and regulatory action, the expected term until payment, discount rate and the credit insurance risk premium. Generally, an increase in the assumptions for the expected term, discount rate or credit insurance risk premium would decrease the fair value of the contingent purchase price receivable. An increase in the probability of collection would increase the fair value of the contingent purchase price reduction receivable.

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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2012 and 2011. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year Ended September 30, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$—	$41,000	$—	$—	$—	$41,000
Fixed maturity securities, available-for-sale:
Asset-backed securities	374,518	—	7,355	371,896	(737,914)	15,855
Commercial mortgage-backed securities	—	—	24	4,999	—	5,023
Corporates	159,684	28	(3,662)	(39,686)	18,932	135,296
Hybrids	5,205	—	(44)	—	3,712	8,873
Municipals	—	(2)	72	10,177	(10,247)	—
Agency residential mortgage-backed securities	3,312	—	18	—	(3,330)	—
Non-agency residential mortgage-backed securities	3,759	(126)	4	(777)	(2,860)	—
Related party investment	—	—	—	32,000	—	32,000

Total assets at Level 3 fair value	$546,478	$40,900	$3,767	$378,609	$(731,707)	$238,047

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,396,340)	$(154,465)	$—	$—	$—	$(1,550,805)
Available-for-sale embedded derivatives	(400)	400	—	—	—	—

Total liabilities at Level 3 fair value	$(1,396,740)	$(154,065)	$—	$—	$—	$(1,550,805)

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2012 were exclusively to or from Level 2.

	Year Ended September 30, 2011
	Balance at FGL Acquisition Date	Total Gains (Losses)		Net Purchases, Sales & Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$399,967	$—	$863	$(11,709)	$(14,603)	$374,518
Corporates	197,573	1,993	5,408	(45,229)	(61)	159,684
Hybrids	8,305	—	(61)	—	(3,039)	5,205
Agency residential mortgage-backed securities	3,271	—	41	—	—	3,312
Non-agency residential mortgage-backed securities	18,519	2,364	379	(17,503)	—	3,759

Total assets at Level 3 fair value	$627,635	$4,357	$6,630	$(74,441)	$(17,703)	$546,478

Liabilities
FIA embedded derivatives, included in contractholder funds	$(1,466,308)	$69,968	$—	$—	$—	$(1,396,340)
Available-for-sale embedded derivatives	(419)	19	—	—	—	(400)

Total liabilities at Level 3 fair value	$(1,466,727)	$69,987	$—	$—	$—	$(1,396,740)

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2011 were exclusively to or from Level 2.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the years ended September 30, 2012 and 2011.

Primary market issuance and secondary market activity for certain asset-backed securities, corporates, municipals and residential mortgage-backed securities during Fiscal 2012 as well as asset-backed securities, corporates and hybrid securities during Fiscal 2011 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2012 and 2011, respectively. Additionally, during the year a new third party began pricing the Company’s collateral loan obligations (“CLOs”) holdings included in asset-backed securities. This new pricing vendor uses market observable inputs such as actual trade prices, yields, and other market assumptions as well as observable deal, tranche and collateral information in the pricing of CLOs and therefore supported a level 2 classification of these securities as of September 30, 2012. Accordingly, the Company’s assessment resulted in a net transfer out of Level 3 of $794,012 related to asset-backed securities, corporates, hybrids, municipals and residential mortgage-backed securities during the year ended September 30, 2012 and $17,703 related to asset-backed securities, corporates and hybrids during the year ended September 30, 2011. There were also net transfers in to Level 3 of $3,712 related to hybrid securities during the year ended September 30, 2012.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the years ended September 30, 2012 and 2011. There were no issuances during these periods.

	Year Ended September 30, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$410,707	$—	$(38,811)	$371,896
Commercial mortgage-backed securities	4,999	—	—	4,999
Corporates	1,326	(26,788)	(14,224)	(39,686)
Municipals	10,197	—	(20)	10,177
Non-agency residential mortgage-backed securities	—	(475)	(302)	(777)

Total assets at Level 3 fair value	$427,229	$(27,263)	$(53,357)	$346,609

	Year Ended September 30, 2011
	Purchases	Sales	Settlements	Net Purchases, Sales & Settlements
Assets
Fixed maturity, securities available-for-sale:
Asset-backed securities	$2,007	$—	$(13,716)	$(11,709)
Corporates	10,365	(48,898)	(6,696)	(45,229)
Non-agency residential mortgage-backed securities	—	(15,729)	(1,774)	(17,503)

Total assets at Level 3 fair value	$12,372	$(64,627)	$(22,186)	$(74,441)

(7) Intangible Assets

Information regarding VOBA and DAC (including DSI), is as follows:

	VOBA	DAC	Total
Balance at September 30, 2010	$—	$—	$—
Acquisition of FGL on April 6, 2011	577,163	—	577,163
Deferrals	—	41,152	41,152
Less: Components of amortization —
Periodic amortization	294	(996)	(702)
Interest	14,040	—	14,040
Unlocking	(2,320)	97	(2,223)
Add: Adjustment for unrealized investment (gains), net	(170,117)	(2,146)	(172,263)

Balance at September 30, 2011	419,060	38,107	457,167
Deferrals	—	194,900	194,900
Less: Components of amortization —
Periodic amortization	(171,833)	(20,239)	(192,072)
Interest	28,883	1,942	30,825
Unlocking	(2,487)	3,078	591
Add: Adjustment for unrealized investment (gains), net	(169,303)	(48,565)	(217,868)

Balance at September 30, 2012	$104,320	$169,223	$273,543

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statements of operations. As of September 30, 2012 and 2011, the VOBA balance included cumulative adjustments for net unrealized investment gains of $(339,420) and $(170,117), respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $(50,711) and $(2,146), respectively.

The above DAC balances include $9,068 and $5,048 of DSI, net of shadow adjustments, as of September 30, 2012 and 2011, respectively.

The weighted average amortization period for VOBA and DAC are approximately 5.5 and 6.3 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal years is as follows:

	Estimated Amortization Expense
Fiscal Year	VOBA	DAC
2013	$49,851	$18,293
2014	57,552	23,090
2015	51,503	23,376
2016	47,148	22,315
2017	39,965	21,042
Thereafter	197,721	111,818

(8) Other Liabilities

Other liabilities consisted of the following:

	September 30,
	2012	2011
Amounts payable for investment purchases	$206,681	$13,353
Retained asset account	203,685	191,452
Income taxes payable	66,284	—
Funds withheld from reinsurers	54,691	52,953
Amounts payable to reinsurers	31,959	13,884
Remittances and items not allocated	29,469	34,646
Accrued expenses	25,199	21,952
Derivatives — futures contracts	928	3,828
Amounts due to HGI (Note 15)	—	49,339
Other	84,326	51,500

	$703,222	$432,907

(9) Note Payable

On April 7, 2011, Raven Reinsurance Company (“Raven Re”), a newly-formed wholly-owned subsidiary of FGL, issued a $95,000 surplus note to OMGUK. The surplus note was issued at par and carried a 6% fixed interest rate, as discussed further in Note 15. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled in October 2011 at face value (without the payment of interest) in connection with the closing of the Raven springing amendment and replacement of the reserve facility discussed in Note 15.

(10) Member’s Equity

Accumulated Other Comprehensive Income

Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to VOBA and DAC that would have resulted had such gains and losses been realized. Changes in net unrealized gains and losses on investment securities classified as available-for-sale recognized in AOCI for years ended September 30, 2012 and 2011 were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than-temporary Impairments	Total
Balances at September 30, 2010	$—	$—	$—
Gross change before reclassification adjustment	420,929	500	421,429
Net reclassification adjustment for losses (gains) included in earnings	(3,861)	—	(3,861)

Gross change after reclassification adjustment	417,068	500	417,568
Intangible assets adjustment	(172,057)	(206)	(172,263)
Deferred tax effect	(85,709)	(103)	(85,812)

Net adjustment to AOCI	159,302	191	159,493

Balances at September 30, 2011	$159,302	$191	$159,493
Gross change before reclassification adjustment	906,473	(1,529)	904,944
Net reclassification adjustment for losses (gains) included in earnings	(263,948)	—	(263,948)

Gross change after reclassification adjustment	642,525	(1,529)	640,996
Intangible assets adjustment	(218,454)	586	(217,868)
Deferred tax effect	(148,469)	330	(148,139)

Net adjustment to AOCI	275,602	(613)	274,989

Balances at September 30, 2012	$434,904	$(422)	$434,482

Cumulative components at September 30, 2012:
Gross amounts (after reclassification adjustments)	$1,059,593	$(1,029)	$1,058,564
Intangible assets adjustments	(390,511)	380	(390,131)
Tax effects	(234,178)	227	(233,951)

	$434,904	$(422)	$434,482

Cumulative components at September 30, 2011:
Gross amounts (after reclassification adjustments)	$417,068	$500	$417,568
Intangible assets adjustments	(172,057)	(206)	(172,263)
Tax effects	(85,709)	(103)	(85,812)

	$159,302	$191	$159,493

Restricted Net Assets of Subsidiaries

HFG’s equity in restricted net assets of consolidated subsidiaries was approximately $1,164,089 as of September 30, 2012, representing 90% of HFG’s consolidated member’s equity as of September 30, 2012 and consisted of net assets of FGL which were restricted as to transfer to HFG in the form of cash dividends, loans or advances under regulatory restrictions.

(11) Employee Benefit Plans

FGL sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and FGL makes a discretionary matching contribution of up to 5% of eligible compensation. FGL has also established a nonqualified defined contribution plan for independent agents. FGL makes contributions to the plan based on both FGL’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, were $812 and $319 for the years ended September 30, 2012 and 2011, respectively.

(12) Stock Compensation

Total stock compensation expense associated with stock option awards recognized by the Company during Fiscal 2012 was $163 ($106, net of related tax expense). No stock compensation expense was incurred during Fiscal 2011. The stock compensation expense is included in “Acquisition and operating expenses, net of deferrals” in the Consolidated Statements of Operations.

A summary of the Company’s outstanding stock options as of September 30, 2012, and changes during the year, is as follows:

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2011	—	$—	$—
Granted	207	38.20	3.90
Exercised	—	—	—
Forfeited or expired	(6)	38.14	3.90

Stock options outstanding at September 30, 2012	201	38.20	3.90

Vested and exercisable at September 30, 2012	—	—	—

Outstanding and expected to vest at September 30, 2012	161	38.20	3.90

The total compensation cost related to non-vested awards not yet recognized as of September 30, 2012 totaled $464 and will be recognized over a weighted-average period of 2.1 years.

On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGL’s common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in each calendar year, divided by the total number of FGL common shares outstanding, starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests with respect to a participant’s option shares.

During Fiscal 2012, FGL granted 207 stock option awards under the terms of the plan. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $807. As of September 30, 2012, FGL determined it was probable that the dividend equivalent plan will vest and recorded a provision of $504 for the ratable recognition of such projected liability over the option vesting period.

The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

2012
Risk-free interest rate	0.8%
Assumed dividend yield	10.0%
Expected option term	4.5 years
Volatility	35.0%

(13) Income Taxes

Income Taxes

HFG is a limited liability company wholly owned by HGI. For income tax purposes, HFG and its non-life insurance subsidiaries (exclusive of FGL’s non-life subs) (collectively “HFGNL”) are disregarded entities and taxed as if they were part of HGI. As a result, income tax expense or benefit resulting from their operations is not recorded in the Company’s financial statements. If HFGNL were a separate taxable entity, its income tax expense would be computed on a standalone basis in accordance with ASC Topic 740 and, on a pro forma basis, would have been $4,612 for Fiscal 2012, consisting of a $3,334 current tax expense and a $1,278 deferred tax expense, and $441 for Fiscal 2011, consisting of a $1,961 current tax expense partially offset by a $1,520 deferred tax benefit.

The financial statement income tax accounts reflect income tax benefit (expense) solely for FGL, as follows.

Income tax benefit was calculated based upon the following components of income before income taxes:

	Year Ended September 30,
	2012	2011
Pretax income (loss):
United States	$201,647	$119,376
Outside the United States	(3,131)	(4,359)

Total pretax income	$198,516	$115,017

The components of income tax benefit were as follows:

	Year Ended September 30,
	2012	2011
Current:
Federal	$(74,388)	$875
State	—	—

Total current	(74,388)	875

Deferred:
Federal	220,046	40,869
State	—	—

Total deferred	220,046	40,869

Income tax benefit	$145,658	$41,744

The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax benefit is summarized as follows:

	Year Ended September 30,
	2012	2011
Expected income tax (expense) at Federal statutory rate	$(69,481)	$(40,256)
Income tax expense of HFGNL at Federal statutory rate	20,377	51,965
Valuation allowance for deferred tax assets	197,798	30,064
Other	(3,036)	(29)

Reported income tax benefit	$145,658	$41,744

Effective tax rate	(73.4)%	(36.3)%

For the year ended September 30, 2012, the Company’s effective tax rate of (73.4)%, representing a tax benefit despite pretax income, was positively impacted by the partial release of valuation allowance attributed to the Company’s determination that certain of its deferred tax assets are more likely than not realizable, and the gain on contingent purchase price reduction incurred by HFGNL, which is reflected in the effect of its income excluded in the above table.

For the year ended September 30, 2011, the Company’s effective tax rate of (36.3)%, representing a tax benefit despite pretax income, was positively impacted by the partial release of valuation allowance attributed to the Company’s determination that certain of its deferred tax assets are more likely than not realizable, and the bargain purchase gain incurred by HFGNL, which is reflected in the effect of its income excluded in the above table.

The following table is a summary of the components of deferred income tax assets and liabilities:

	September 30,
	2012	2011
Noncurrent deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$283,988	$475,248
Deferred acquisition costs	9,906	74,175
Insurance reserves and claim related adjustments	620,285	408,214
Other	19,680	22,214
Valuation allowance	(177,508)	(375,306)

Total noncurrent deferred tax assets	756,351	604,545

Noncurrent deferred tax liabilities:
Value of business acquired	(36,512)	(148,876)
Investments	(438,655)	(246,632)
Other	(1,548)	(1,308)

Total noncurrent deferred tax liabilities	(476,715)	(396,816)

Net current and noncurrent deferred tax assets	$279,636	$207,729

At September 30, 2012, the Company’s deferred tax assets were primarily the result of U.S. net operating loss (“NOL”), capital loss and tax credit carryforwards and insurance reserves. Its net deferred tax asset position at September 30, 2012 and 2011, before consideration of its recorded valuation allowance, totaled $457,144 and $583,035, respectively. A valuation allowance of $177,508 and $375,306 was recorded against its gross deferred tax asset balance at September 30, 2012 and 2011, respectively. The Company’s net deferred tax asset position at September 30, 2012 and 2011, after taking into consideration the valuation allowance, is $279,636 and $207,729, respectively. For the years ended September 30, 2012 and 2011, the Company recorded a net valuation allowance release of $197,798 (comprised of a full year valuation release of $204,736 related to the life insurance companies, partially offset by an increase to valuation allowance of $6,938 related to FGL’s non-life companies) and $30,064, respectively, based on management’s reassessment of the amount of its deferred tax assets that are more-likely-than-not realizable.

At September 30, 2012, the Company’s valuation allowance of $177,508 consisted of a partial valuation allowance of $145,854 on capital loss carryforwards and a full valuation allowance of $31,654 on FGL’s non-life insurance net deferred taxes. At September 30, 2011, the Company’s valuation allowance of $375,306 consisted of a partial valuation allowance of $138,257 on capital loss carryforwards, a full valuation allowance of $24,716 on FGL’s non-life insurance net deferred taxes and a partial valuation allowance of $212,333 on other net deferred taxes, including NOLs.

As a consequence of FGL’s acquisition, certain tax attributes (carry-forwards) became limited at the FGL Acquisition Date. In addition, FGL experienced cumulative losses during the three year period preceding its acquisition. These are among the factors the Company considered in establishing a valuation allowance against FGL’s deferred tax asset position at the FGL Acquisition Date.

At each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2012, management considered the following positive and negative evidence concerning the future realization of FGL’s deferred tax assets:

Positive Evidence:

•	FGL has three years of cumulative US GAAP pre-tax income;

•	FGL’s internal projections of taxable income estimated in future periods reflect a continuation of this trend;

•	FGL has projected that the reversal of taxable temporary timing differences will unwind in the twenty year projection period;

•	FGL has refined tax planning strategies to utilize capital loss carryforwards by selling acquisition date built-in gains;

•	FGL has a history of utilizing all significant tax attributes before they expire; and

•	FGL’s inventory of limited attributes has been significantly reduced as a result of amending certain tax returns.

Negative Evidence:

•	Tax rules limit the ability to use carryforwards in future years;

•	There is a brief carryback/carryforward period for life insurance company capital losses (i.e. 3-year carryback/ 5-year carryforward)
Based on an assessment of the evidence above, management determined that sufficient positive evidence exists as of September 30, 2012 to conclude that it is “more likely than not” that additional deferred taxes of FGL are more-likely-than-not realizable and, therefore, reduced the valuation allowance accordingly.

At September 30, 2012 and 2011, FGL has NOL carryforwards of $86,978 and $428,005, respectively, which, if unused, will expire in years 2026 through 2032. FGL has capital loss carryforwards totaling $551,897 and $717,267 at September 30, 2012 and 2011, respectively, which if unused, will expire in years 2013 through 2017. In addition, at September 30, 2012 and 2011, FGL has low income housing tax credit carryforwards totaling $52,780 and $68,099, respectively, which, if unused, will expire in years 2017 through 2032 and alternative minimum tax credits of $7,602 and $6,304, respectively, that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, as defined under IRC Section 382.

U.S. Federal income tax returns of FGL for years prior to 2008 are no longer subject to examination by the taxing authorities. With limited exception, FGL is no longer subject to state and local income tax audits for years prior to 2008. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.

(14) Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable operating leases that expire in May 2021. The Company also leased office furniture and office equipment under non-cancelable operating leases that expired in 2012. For the years ended September 30, 2012 and 2011, the Company’s total rent expense was $2,301 and $1,346, respectively. As of September 30, 2012, the minimum rental commitments under the non-cancelable leases are as follows:

Fiscal Year	Amount
2013	$1,158
2014	1,192
2015	1,227
2016	1,263
2017	1,249
Thereafter	5,184

Total	$11,273

Contingencies

Regulatory and Litigation Matters

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2012, FGL has accrued $5,909 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,213.

The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation and unclaimed property and escheatment laws. To date, the Company has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012 the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, the Company incurred an $11,000 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, the Company believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

The Company is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on the Company’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.

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

(15) Reinsurance

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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the years ended September 30, 2012 and 2011 were as follows:

	Year Ended September 30,
	2012		2011
	Net Premiums Earned	Net Benefits Incurred and Reserve Changes	Net Premiums Earned	Net Benefits Incurred and Reserve Changes
Direct	$297,964	$1,033,336	$157,772	$392,073
Assumed	47,179	34,940	22,858	19,571
Ceded	(289,846)	(290,904)	(141,628)	(164,012)

Net	$55,297	$777,372	$39,002	$247,632

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2012 and 2011, the Company did not write off any reinsurance balances nor did it commute any ceded reinsurance.

No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

The Company has the following significant reinsurance agreements as of September 30, 2012:

Reserve Facility

Pursuant to the F&G Stock Purchase Agreement, on April 7, 2011, FGL Insurance recaptured all of the life insurance business ceded to Old Mutual Reassurance (Ireland) Ltd. (“OM Re”), an affiliate of OMGUK. OM Re transferred assets with a fair value of $653,684 to FGL Insurance in settlement of all of OM Re’s obligations under these reinsurance agreements. The fair value of the transferred assets, which was based on the economic reserves, was approved by the Maryland Insurance Administration. No gain or loss was recognized in connection with the recapture. The fair value of the assets acquired and liabilities assumed is reflected in the FGL purchase price allocation. See Note 18 for additional details.

On April 7, 2011, FGL Insurance ceded to Raven Re, on a coinsurance basis, a significant portion of the business recaptured from OM Re. Raven Re was capitalized by a $250 capital contribution from FGL Insurance and a surplus note (i.e., subordinated debt) issued to OMGUK in the principal amount of $95,000 (see Note 9 for the terms of such note). The proceeds from the surplus note issuance and the surplus note are reflected in the FGL purchase price allocation. Raven Re financed $535,000 of statutory reserves for this business with a letter of credit facility provided by Nomura and guaranteed by OMGUK and HFG.

On April 7, 2011, FGL Insurance entered into a reimbursement agreement with Nomura to establish a reserve facility and Nomura charged an upfront structuring fee (the “Structuring Fee”). The Structuring Fee was in the amount of $13,750 and is related to the retrocession of the life business recaptured from OM Re and related credit facility. The Structuring Fee was deferred and was fully amortized as of September 30, 2011 as a result of the termination of the reserve facility in connection with FGL Insurance accelerating the effective date of the amended and restated Raven Springing Amendment which is described in the Wilton Agreement discussion below.

Wilton Agreement

On January 26, 2011, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with FGL Insurance. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535,826, net of ceding commission, to Wilton Re. The Company considered the effects of the first amendment in the opening balance sheet and purchase price allocation as of FGL Acquisition Date. Effective April 26, 2011, HFG elected the second of the two amendments under the Commitment Agreement (the “Raven Springing Amendment”), which committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Re on or before December 31, 2012, subject to regulatory approval. The Raven Springing Amendment was intended to mitigate the risk associated with HFG’s obligation under the F&G Stock Purchase Agreement, by replacing the Raven Re reserve facility by December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580,683, including ceding commission, to Wilton Re.

In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGL Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18,029 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts.

Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)

Effective September 30, 2008, FGL Insurance entered into a yearly renewable term quota share reinsurance agreement with OM Re, whereby OM Re assumed a portion of the risk that policyholders exercise the “waiver of surrender charge” features on certain deferred annuity policies. This agreement did not meet risk transfer requirements to qualify as reinsurance under US GAAP. Under the terms of the agreement, the Company expensed net fees of $4,004 and $1,809 for the years ended September 30, 2012 and 2011, respectively. Although this agreement did not provide reinsurance for reserves on a US GAAP basis, it did provide for reinsurance of reserves on a statutory basis. The statutory reserves were secured by a letter of credit with Old Mutual plc of London, England (“OM”), OMGUK’s parent.

Effective October 1, 2012, FGL Insurance recaptured the CARVM reinsurance agreement from OM Re and simultaneously ceded the business to Raven Re. The recapture of the OM Re CARVM reinsurance agreement satisfies the Company’s obligation under the F&G Stock Purchase Agreement to replace the letter of credit provided by OM no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295,000 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2,800. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility.

(16) Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of HGI and also shares office space with HGI. The Company recorded approximately $25 as contributed capital for such services for the year ended September 30, 2012. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis. The Company did not record a cost for these services for the year ended September 30, 2011, as the amount was inconsequential.

FGL participates in loans originated by Salus Capital Partners LLC (“Salus”), an affiliated company indirectly owned by HGI that provides asset-based financing. Salus has assets of $195,000 (unaudited) and liabilities of $163,000 (unaudited) as of September 30, 2012. As part of the participation agreement entered into with Salus, FGL has committed to participate in its share of up to $182,371 of the loans originated by Salus, of which $52,904 remains undrawn as of September 30, 2012 and $129,467 of loan participations and accrued interest of $602 are included in “Related party loans and investment” in the Consolidated Balance Sheet as of September 30, 2012. In addition to the participation in loans originated by Salus, FGL also agreed to provide Salus with financing in the form of a revolving loan of $20,000, which is also included in “Related party loans and investment” in the Consolidated Balance Sheet as of September 30, 2012. For Fiscal 2012, FGL earned interest of $2,041 and undrawn line fees of $67 on the revolving loan with Salus, which is included in “Net investment income” in the Consolidated Statement of Operations.

On September 15, 2012, Harbinger Asset Management, LLC (“HAM”), an affiliated company, transferred its account interest in Salus to FS Holdco. The account interest consists of HAM’s contributed capital to Salus of $32,000 and an annual preferred dividend of 8%. HAM retained its interest in Salus’ residual profits and its ability to direct Salus’ operations. After the transfer of the account interest, Salus is considered to be a variable-interest entity. HAM was determined to be the primary beneficiary of Salus’ operations, based on its ability to direct Salus’ activities that most significantly impact economic performance and the conclusion that the operations of HAM and Salus are more closely related under the related party tie-breaker test, and therefore continues to consolidate Salus. HFG accounted for the transfer at HAM’s carrying value since the transaction was between entities under common control. The account interest of $32,000 is included in “Related party loans and investment” in the Consolidated Balance Sheet as of September 30, 2012, as an equity investment carried at fair value through accumulated other comprehensive income. The Company’s loss exposure at Salus is limited to the recoverability of the interest and principle of its investments and loans carried on the Balance Sheet.

HGI had advanced amounts to the Company to fund collateral posted by the Company under the Nomura reserve facility described in Note 15. As of September 30, 2011, the amounts that were due to HGI, which were included in “Other liabilities,” aggregated $49,339, which was subsequently repaid in October 2011 upon the termination of the reserve facility and return of the collateral.

On March 7, 2011, HGI entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) HGI acquired from the Master Fund a 100% membership interest in HFG, which was the buyer under the F&G Stock Purchase Agreement, between HFG and OMGUK, pursuant to which HFG agreed to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco, a Cayman Islands exempted limited company (together, the “Insurance Transaction”). In consideration for the interests in HFG and FS Holdco, HGI agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13,300) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the F&G Stock Purchase Agreement. The Transfer Agreement and the transactions contemplated thereby, including the F&G Stock Purchase Agreement, was approved by HGI’s Board of Directors upon a determination by a special committee (the “FGL Special Committee”) comprised solely of directors who were independent under the rules of the NYSE and represented by independent counsel and other advisors, that it was in the best interests of HGI and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction. On April 6, 2011, the Company completed the FGL Acquisition.

FS Holdco is a holding company, which is the indirect parent company of Front Street. FS Holdco has not engaged in any significant business other than transactions contemplated in connection with the Insurance Transaction.

On May 19, 2011, the FGL Special Committee unanimously determined that it is (i) in the best interests of HGI for Front Street and FGL to enter into a reinsurance agreement (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL and (ii) in the best interests of HGI for Front Street and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Master Fund, to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets would be deposited in a reinsurance trust account for the benefit of FGL pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, HGI’s board of directors approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The FGL Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the FGL Special Committee was advised by independent counsel and received an independent third-party fairness opinion. As discussed further in Note 18, the Reinsurance Agreement required approval of the Maryland Insurance Administration (the “MIA”), which ultimately was not received.

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

(17) Insurance Subsidiary — Financial Information

The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items. For example, in accordance with the US GAAP acquisition method of accounting, the amortized cost of FGL’s invested assets was adjusted to fair value as of the FGL Acquisition Date while it was not adjusted for statutory reporting. Thus, the net unrealized gains on a statutory basis were $1,245,445 (unaudited) and $697,825 (unaudited) as of September 30, 2012 and 2011, respectively, compared to net unrealized gains of $1,058,447 and $418,210, respectively, on a US GAAP basis, as reported in Note 4.

The Company’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. The total statutory capital and surplus of FGL Insurance was $861,588 (unaudited) and $801,945 (unaudited) as of September 30, 2012 and 2011, respectively, and $846,434 and $902,118 as of December 31, 2011 and 2010, respectively. The total adjusted statutory capital of FGL Insurance was $901,371 (unaudited) and $830,225 (unaudited) at September 30, 2012 and 2011, respectively. FGL Insurance had statutory net income of $88,437 (unaudited) and $22,094 (unaudited) for the nine months ended September 30, 2012 and 2011, respectively and $110,264 and $245,849 for the years ended December 31, 2011 and 2010, respectively.

Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGL’s insurance subsidiaries. As of September 30, 2012 and 2011, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2011, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $84,643 to FGL in 2012 less any dividends paid during the 12 month period from the last dividend payment. On September 26, 2012, FGL Insurance paid a dividend to FGL in the amount of $20,000 with respect to its 2011 results. On September 29, 2011 and December 22, 2011, FGL Insurance paid dividends to FGL in the amount of $20,000 and $20,000, respectively, with regard to its 2010 results. Based on its 2011 calendar year statutory results, FGL Insurance is able to declare an ordinary dividend up to $24,643 through September 29, 2012 (taking into account the dividend payments of $20,000 on September 29, 2011, December 22, 2011 and September 26, 2012), and $44,643 after September 29, 2012 (taking into account the dividend payments of $20,000 on December 22, 2011 and September 26, 2012). In addition, after December 22, 2012, FGL Insurance will be able to declare an additional ordinary dividend of $20,000 with respect to its 2011 statutory results (for an aggregate ordinary dividend of $64,643), subject to management’s discretion.

(18) Acquisition

FGL

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of

$350,000, which amount could be reduced by up to $50,000 post closing (as discussed further below). The Company incurred $18,300 of expenses related to the FGL Acquisition, including $5,000 of the $350,000 cash purchase price which has been re-characterized as an expense since the seller made a $5,000 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Such expenses are included in “Acquisition and operating expenses” in the Consolidated Statement of Operations for the year ended September 30, 2011. The FGL Acquisition continued HGI’s strategy of obtaining controlling equity stakes in companies that operate across a diversified set of industries.

Net Assets Acquired

The acquisition of FGL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and were preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Effective April 1, 2012, the Company finalized such provisional amounts which were previously disclosed as of September 30, 2011.

The following table summarizes the provisional and final amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition Date:

	Provisional Amounts	Fiscal 2012 Measurement Period Adjustments	Final Amounts
Investments, cash and accrued investment income, including cash acquired of $1,040,470	$17,705,419	$—	$17,705,419
Reinsurance recoverable	929,817	15,246	945,063
Intangible assets (VOBA)	577,163	—	577,163
Deferred tax assets	256,584	(3,912)	252,672
Other assets	72,801	—	72,801

Total assets acquired	19,541,784	11,334	19,553,118

Contractholder funds and future policy benefits	18,415,022	—	18,415,022
Liability for policy and contract claims	60,400	—	60,400
Note payable	95,000	—	95,000
Other liabilities	475,285	4,070	479,355

Total liabilities assumed	19,045,707	4,070	19,049,777

Net assets acquired	496,077	7,264	503,341
Cash consideration, net of $5,000 re-characterized as expense	345,000	—	345,000

Bargain purchase gain	$151,077	$7,264	$158,341

The application of acquisition accounting resulted in a bargain purchase gain of $158,341, which is reflected in the Consolidated Statement of Operations for the year ended September 30, 2011. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. The Company believes that the resulting bargain purchase gain is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the FGL Acquisition Date, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the FGL Acquisition Date and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Reinsurance Transactions

As discussed in Note 15, pursuant to the F&G Stock Purchase Agreement on April 7, 2011, FGL recaptured all of the life business ceded to OM Re. OM Re transferred assets with a fair value of $653,684 to FGL in settlement of all of OM Re’s obligations under these reinsurance agreements. Such amounts are reflected in FGL’s purchase price allocation. Further, on April 7, 2011, FGL ceded on a coinsurance basis a significant portion of this business to Raven Re. Certain transactions related to Raven Re such as the surplus note issued to OMGUK in the principal amount of $95,000, which was used to partially capitalize Raven Re and the Structuring Fee of $13,750 are also reflected in FGL’s purchase price allocation. Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in FGL’s opening balance sheet and purchase price allocation. Of the ongoing settlement adjustments resolved with Wilton Re, as discussed in Note 15, it was determined that $11,176, less $3,912 of deferred income taxes, related to the pre-acquisition period, and were reflected as measurement period adjustments to the initial purchase price allocation. Such adjustments have been retrospectively reflected in the accompanying consolidated financial statements as of and for the year ended September 30, 2011.

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street sought to enter into the Reinsurance Agreement with the Company whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and HCP II would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

The Reinsurance Agreement required the approval of the MIA. The F&G Stock Purchase Agreement provides that the seller may be required to pay up to $50,000 as a post-closing reduction in purchase price if, among other things, the Reinsurance Agreement is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Reinsurance Agreement, as proposed by the respective parties. HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50,000 purchase price reduction will be obtained by HGI.

Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition Date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50,000 amount and has estimated a fair value of $41,000 for the contingent receivable as of September 30, 2012, reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41,000 estimated fair value of the contingent receivable has been reflected in the Consolidated Balance Sheet as of September 30, 2012 with a corresponding credit to “Gain on contingent purchase price reduction” in the Consolidated Statement of Operations for the year ended September 30, 2012. Changes in the estimated fair value of the contingent consideration resulting from events after the acquisition date are accounted for in earnings upon each remeasurement date, until such time as the contingency is resolved.

Intangible Assets

VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. VOBA is being amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. FGL will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of VOBA is reported in “Amortization of intangibles” in the Consolidated Statements of Operations. The proportion of the VOBA balance attributable to each of the product groups as of the FGL Acquisition Date was as follows: 80.4% related to FIA’s, and 19.6% related to deferred annuities.

Refer to Note 7 for FGL’s historical and estimated future amortization of VOBA, net of interest.

Deferred Taxes

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date and are recorded as deferred income tax assets and liabilities. The acquisition of FGL is considered a non-taxable acquisition under tax accounting criteria, therefore, the tax basis of assets and liabilities reflect an historical (carryover) basis at the FGL Acquisition Date. However, since assets and liabilities reported under US GAAP are adjusted to fair value as of the FGL Acquisition Date, the deferred tax assets and liabilities are also adjusted to reflect the effects of those fair value adjustments. This resulted in shifting FGL into a significant net deferred tax asset position at the FGL Acquisition Date, principally due to the write-off of DAC and the establishment of a significantly lesser amount of VOBA which resulted in reducing the associated deferred tax liabilities and thereby shifting FGL’s net deferred tax position. This shift, coupled with the application of certain tax limitation provisions that apply in the context of a change in ownership transaction, most notably Section 382 of the Internal Revenue Code (the “IRC”), relating to “Limitation in Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change,” as well as other applicable provisions under Sections 381-384 of the IRC, require FGL to reconsider the realization of FGL’s gross deferred tax asset position and the need to establish a valuation allowance against it. Management determined that a valuation allowance against a portion of the gross deferred tax asset (“DTA”) would be required as of the FGL Acquisition Date.

The components of the net deferred tax assets as of the FGL Acquisition Date (updated for measurement period adjustments) are as follows:

Deferred tax assets:
DAC	$96,764
Insurance reserves and claim related adjustments	401,659
Net operating losses	128,437
Capital losses (carryovers and deferred)	267,468
Tax credits	75,253
Other deferred tax assets	24,066

Total deferred tax assets	993,647
Valuation allowance	(405,370)

Deferred tax assets, net of valuation allowance	588,277

Deferred tax liabilities:
VOBA	202,007
Investments	121,160
Other deferred tax liabilities	12,438

Total deferred tax liabilities	335,605

Net deferred tax assets	$252,672

2011 Results of FGL since the FGL Acquisition Date

The following table presents selected financial information reflecting results for FGL that are included in the Consolidated Statement of Operations for the year ended September 30, 2011:

For the period April 6, 2011 to September 30, 2011
Total revenues	$290,886
Income, net of taxes	$23,703

Supplemental Pro Forma Information — Unaudited

The following table reflects the Company’s unaudited pro forma results as if the FGL Acquisition was completed on October 1, 2009 and the results of FGL had been included in the respective full twelve month periods.

	Year Ended September 30,
Pro forma:	2011	2010
Total revenues	$976,633	$953,911
Net income (loss)	$246,670	$(166,843)

Pro forma total revenues and net income for Fiscal 2011 include the actual reported results of FGL for the approximate six month period subsequent to April 6, 2011. Reported net income also includes the $158,341 non-recurring bargain purchase gain which was recorded as of the FGL Acquisition Date, and reflects the retrospective measurement period adjustments disclosed above.

The pro forma information primarily reflects the following pro forma adjustments applied to FGL’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•

Adjustments to reflect the impacts of the recapture of the life business from OM Re and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer, including amortization of the related $13,750 Structuring Fee;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on the new $95,000 surplus note payable (which was subsequently settled in October 2011); and

•	Reversal of the change in the deferred tax valuation allowance included in the income tax provision.

Acquisition Related Charges

Acquisition related charges of $18,300 are reflected in “Acquisition and operating expenses” in the Consolidated Statement of Operations for the year ended September 30, 2011 and relate to the FGL Acquisition. Such charges consist of the $13,300 of expenses reimbursed to the Master Fund discussed in Note 16, and the $5,000 portion of the cash purchase price recharacterized as an expense, as discussed above.

SCHEDULE I

HARBINGER F&G, LLC AND SUBSIDIARIES

Summary of Investments — Other than Investments in Related Parties

September 30, 2012

(In thousands)

	Amortized Cost (a)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,435,556	$1,466,488	$1,466,488
States, municipalities and political subdivisions	1,083,774	1,224,554	1,224,554
Foreign governments	672	815	815
Public utilities	2,166,720	2,400,804	2,400,804
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	10,354,332	10,996,252	10,996,252
Redeemable preferred stock	—	—	—

Total fixed maturities	15,041,054	16,088,913	16,088,913

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	67,452	68,692	68,692
Industrial, miscellaneous and all other	—	—	—
Nonredeemable preferred stock	170,047	179,395	179,395

Total equity securities	237,499	248,087	248,087

Derivative investments	142,123	200,667	200,667
Policy loans	11,758	11,758	11,758
Other long-term investments	7,056	7,056	7,056

Total investments	$15,439,490	$16,556,481	$16,556,481

(a)

Represents (i) original cost reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by other-than-temporary impairments for equity securities and (iii) original cost for derivative investments.

See accompanying Independent Auditors’ Report.

SCHEDULE II

HARBINGER F&G, LLC (Parent Only)

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2012	September 30, 2011
ASSETS
Investments in consolidated subsidiaries	$1,026,471	$433,041
Notes and accrued interest receivable from insurance subsidiary	224,363	243,918
Contingent purchase price reduction receivable	41,000	—
Collateral posted on behalf of insurance subsidiary	—	49,339

Total assets	$1,291,834	$726,298

LIABILITIES AND MEMBER’S EQUITY
Amounts due to Harbinger Group, Inc. (Parent)	$—	$49,339
Accounts payable and accrued expenses	1,053	1,558

Total liabilities	1,053	50,897

Member’s equity
Contributed capital	415,576	379,359
Retained earnings	440,723	136,549
Accumulated other comprehensive income	434,482	159,493

Total member’s equity	1,290,781	675,401

Total liabilities and member’s equity	$1,291,834	$726,298

See accompanying Independent Auditors’ Report.

SCHEDULE II

(continued)

HARBINGER F&G, LLC (Parent Only)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended September 30,
	2012	2011
Revenues	$—	$—
Cost of revenues	—	—

	—	—

Operating expenses:
General and administrative expenses	666	580
Acquisition related charges	—	18,300

Total operating expenses	666	18,880

Operating loss	(666)	(18,880)
Other income (expense):
Equity in net income of subsidiaries	282,931	3,812
Interest income from subsidiary	23,485	15,414
Interest expense	(2,556)	(1,926)
Bargain purchase gain from business acquisition	—	158,341
Gain on contingent purchase price reduction	41,000	—
Other expense, net	(20)	—

Income before income taxes	344,174	156,761
Income tax expense	—	—

Net income	$344,174	$156,761

See accompanying Independent Auditors’ Report.

SCHEDULE II

(continued)

HARBINGER F&G, LLC (Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$344,174	$156,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bargain purchase gain from business acquisition	—	(158,341)
Gain on contingent purchase price reduction	(41,000)
Equity in net income of subsidiaries	(282,931)	(3,812)
Collateral returned (posted)	49,339	(49,339)
Accrued interest from subsidiary	3,761	4,586
(Decrease) increase in accounts payable and accrued expenses	(498)	1,558

Net cash provided by (used in) operating activities	72,845	(48,587)

Cash flows from investing activities:
Acquisition of insurance subsidiary	—	(345,000)
Net repayment of notes from subsidiary	15,794	—
Cash capital contributions to subsidiaries	(3,330)	(12,904)

Net cash used in investing activities	12,464	(357,904)

Cash flows from financing activities:
Cash capital contributions from parent	4,030	377,152
Advances from (repayments to) Harbinger Group Inc.	(49,339)	49,339
Dividends paid	(40,000)	(20,000)

Net cash provided by (used in) financing activities	(85,309)	406,491

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

See accompanying Independent Auditors’ Report.

SCHEDULE III

HARBINGER F&G, LLC AND SUBSIDIARIES

Supplementary Insurance Information

(In thousands)

	As of or for the year ended September 30,
	2012	2011
Life Insurance (single segment):
Deferred acquisition costs	$169,223	$38,107
Future policy benefits, losses, claims and loss expenses	3,614,788	3,598,208
Unearned premiums	—	—
Other policy claims and benefits payable	91,082	56,650
Premium revenue	55,297	39,002
Net investment income	716,176	369,840
Benefits, claims, losses and settlement expenses	(777,372)	(247,632)
Amortization of deferred acquisition costs	(15,219)	(899)
Other operating expenses	(119,913)	(72,390)

See accompanying Independent Auditors’ Report

SCHEDULE IV

HARBINGER F&G, LLC AND SUBSIDIARIES

Reinsurance

(Dollars in thousands)

For the year ended September 30, 2012	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,436,312	$(1,929,017)	$22,812	$530,107	4.30%

Premiums and other considerations:
Traditional life insurance premiums	$297,964	$(289,846)	$47,179	$55,297	85.32%
Annuity product charges	117,881	(79,603)	—	38,278	0.00%

Total premiums and other considerations	$415,845	$(369,449)	$47,179	$93,575	50.42%

For the year ended September 30, 2011	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,256,696	$(1,180,412)	$22,641	$1,098,925	2.06%

Premiums and other considerations:
Traditional life insurance premiums	$157,772	$(141,628)	$22,858	$39,002	58.61%
Annuity product charges	68,436	(18,776)	—	49,660	0.00%

Total premiums and other considerations	$226,208	$(160,404)	$22,858	$88,662	25.78%

See accompanying Independent Auditors’ Report

3.	HGI FUNDING LLC FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors

HGI Funding LLC:

We have audited the accompanying balance sheets of HGI Funding LLC (the “Company”) as of September 30, 2012 and 2011 and the related statements of operations, member’s equity, and cash flows for the year ended September 30, 2012 and the period from January 12, 2011 (Inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the year ended September 30, 2012 and the period from January 12, 2011 (Inception) through September 30, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 27, 2012

HGI FUNDING LLC

BALANCE SHEETS

(In thousands)

	September 30, 2012	September 30, 2011
ASSETS
Investments, at fair value (Notes 4 and 5):
Non-affiliates	$146,842	$274,750
Affiliate	71,174	—

	218,016	274,750
Cash and cash equivalents	9,337	38,512
Broker receivable (Note 2)	—	14,874
Dividends and interest receivable	—	111

Total assets	$227,353	$328,247

LIABILITIES AND MEMBER’S EQUITY
Securities sold, not yet purchased (Note 2)	$—	$296
Broker payable (Note 2)	4	4,465
Other liabilities (Note 2)	4,442	14,492

Total liabilities	4,446	19,253

Commitments and contingencies (Note 7)

Member’s equity:
Contributed capital	262,232	350,000
Accumulated deficit	(39,325)	(41,006)

Total member’s equity	222,907	308,994

Total liabilities and member’s equity	$227,353	$328,247

See accompanying notes to financial statements.

HGI FUNDING LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended September 30, 2012	Period from January 12, 2011 (Inception) through September 30, 2011
Investment income:
Dividend and interest income:
Non-affiliates	$5,041	$344
Affiliate	1,779	—

	6,820	344

Expenses:
Investment fees	118	10
Interest expense	96	38
General and administrative expenses	232	—

Total expenses	446	48

Net investment income	6,374	296

Realized and unrealized gains and losses on investments:
Net realized gains (losses) on sale of investments	(20,500)	2,273
Unrealized gain on investment in affiliate	17,120	—
Net unrealized losses on investments in non-affiliates	(2,048)	(42,965)
Net realized and unrealized foreign exchange gains (losses) on investments	1,078	(1,504)
Net realized and unrealized foreign exchange gains (losses) on cash and futures contracts	(343)	894

Net recognized losses on investments	(4,693)	(41,302)

Income (loss) before income taxes	1,681	(41,006)
Income tax expense (Note 6)	—	—

Net income (loss)	$1,681	$(41,006)

See accompanying notes to financial statements.

HGI FUNDING LLC

STATEMENTS OF MEMBER’S EQUITY

(In thousands)

	Contributed Capital	Accumulated Deficit	Total Member’s Equity
Balances at January 12, 2011 (Inception)	$—	$—	$—
Cash capital contributions from Harbinger Group Inc.	350,000	—	350,000
Net loss and comprehensive loss	—	(41,006)	(41,006)

Balances at September 30, 2011	$350,000	$(41,006)	$308,994
Return of capital to Harbinger Group Inc.	(88,000)	—	(88,000)
Contributed capital from Harbinger Group Inc. for unreimbursed management services (Note 8)	232	—	232
Net income and comprehensive income	—	1,681	1,681

Balances at September 30, 2012	$262,232	$(39,325)	$222,907

See accompanying notes to financial statements.

HGI FUNDING LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30, 2012	Period from January 12, 2011 (Inception) through September 30, 2011
Cash flows from operating activities:
Net income (loss)	$1,681	$(41,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized losses on investments	5,428	40,692
Realized and unrealized foreign exchange (gains) losses on investments	(1,078)	1,504
Cost of trading securities acquired for resale	(643,763)	(770,453)
Proceeds from trading securities sold	766,120	756,986
Contributed capital from Harbinger Group Inc. for unreimbursed management services	232	—
Changes in operating assets and liabilities:
Broker receivable	14,874	(14,874)
Dividends and interest receivable	111	(111)
Broker payable	(4,461)	4,465
Other liabilities	(10,050)	14,492

Net cash provided by (used in) operating activities	129,094	(8,305)

Cash flows from investing activities:
Cost of investments acquired for holding	(122,289)	(332,715)
Purchase of common stock of an affiliate	(54,054)	—
Proceeds from sales of investments acquired for holding	106,074	29,532

Net cash used in investing activities	(70,269)	(303,183)

Cash flows from financing activities:
Return of capital to Harbinger Group Inc.	(88,000)	—
Capital contributions	—	350,000

Net cash provided by (used in) financing activities	(88,000)	350,000

Net (decrease) increase in cash and cash equivalents	(29,175)	38,512
Cash and cash equivalents at beginning of period	38,512	—

Cash and cash equivalents at end of period	$9,337	$38,512

Supplemental disclosures of cash flow information:
Cash paid for interest	$96	38
Cash paid for income taxes	—	—

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

HGI Funding, a Delaware Limited Liability Company, was formed on January 12, 2011 to manage a portion of HGI’s available cash by investing in equity and debt instruments and to acquire positions in potential acquisition targets. The Company operates in one segment and has a fiscal year-end of September 30. Fiscal 2012 represents the year ended September 30, 2012. Fiscal 2011 represents the period from January 12, 2011 through September 30, 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2) Significant Accounting Policies and Practices

The following is a summary of significant accounting policies followed by the Company.

Investments

The Company’s investments consist of marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” which would otherwise have been classified as available-for-sale or an equity method investment. Investment transactions are accounted for as of the trade date and any realized gains or losses from such transactions are calculated on a first in, first out (“FIFO”) basis and are included in the appropriate caption in the Statements of Operations.

The Company’s investments in marketable equity securities classified as trading and carried at fair value include common stock of Spectrum Brands Holdings, Inc. (“Spectrum Brands”), an affiliated company under common control of the Company’s parent, HGI. The Company held 3.46% of Spectrum Brands’ outstanding common stock as of September 30, 2012 and had two common directors on Spectrum Brands’ board of directors. As a result, the Company had significant influence over the financial and operating decisions of Spectrum Brands. As a consequence of having significant influence, the Company’s interest in Spectrum Brands is considered an equity method investment under ASC Topic 323, “Investments — Equity Method and Joint Ventures,” for which the Company has elected the fair value option under ASC Topic 825. The Company did not hold any Spectrum Brands stock at September 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Company did not hold any such cash equivalent instruments as of September 30, 2012 or 2011.

Broker Receivable and Broker Payable

Broker receivable includes amounts receivable for securities not yet delivered by the Company to the purchaser prior to the settlement date. Broker payable includes amounts payable for securities not yet received by the Company prior to the settlement date.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from a third party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale.

The Company did not hold any securities sold, not yet purchased as of September 30, 2012. As of September 30, 2011, the Company had securities sold, not yet purchased with a cost basis of $305 and accumulated net unrealized loss of $9.

Other Liabilities

Other liabilities consist of cash short balances payable for unsettled securities and margin transactions held at the clearing brokers.

Revenue Recognition

Dividends and interest income are recorded in “Dividend and interest income” and are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Dividend and interest income” over the contractual terms of the investments in a manner that produces a constant effective yield.

Foreign Currency

Foreign currency balances that are monetary items have been remeasured into U.S. Dollars at the rate of exchange existing at the respective balance sheet date. Foreign currency transactions are remeasured into U.S. Dollars at the rate of exchange on the date of the transaction. Any realized or unrealized foreign exchange remeasurements are included in the appropriate caption in the Statements of Operations.

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

Credit Risk

Credit risk arises from the potential inability of counterparties to perform under the terms of the contract. The maximum amount of credit risk loss is represented by the carrying amounts of investments.

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

The Company is exposed to equity price risk since it invests in marketable equity securities, which as of September 30, 2012 and 2011 are all classified as trading securities. The Company follows an investment policy approved by the board of directors of HGI which sets certain restrictions on the amounts and types of investments it may make.

Investment Concentration Risk

As of September 30, 2012, the Company’s portfolio was primarily comprised of equity securities of three companies in the energy sector, with an aggregate fair value of $146,498, or 67% of the Company’s invested assets, and its investment in Spectrum Brands (consumer products sector), with a fair value of $71,174, or 33% of invested assets.

(4) Investments

The Company’s investments are summarized as follows:

	September 30,
	2012	2011
Trading:
Marketable equity securities	$218,016	$262,085
Marketable debt securities	—	12,665

Total	$218,016	$274,750

Included in marketable equity securities as of September 30, 2012, above, were 1,779 shares of Spectrum Brands, an affiliate under common control, an equity method investee carried at fair market value ($71,174 as of September 30, 2012) using the fair value option under ASC Topic 820. The increase in the fair market value of the Company’s investment in Spectrum Brands for the year ended on September 30, 2012 of $17,120 is reported in earnings as “Unrealized gain on investment in affiliate.” There were $27,884 and $44,030 of net unrealized losses recognized in “Investments” that relate to trading securities held at September 30, 2012 and 2011, respectively, including the $17,120 unrealized gain on the Company’s investment in Spectrum Brands at September 30, 2012.

The following table presents summarized financial information derived from Spectrum Brands’ consolidated financial statements:

	September 30,
	2012	2011
Balance sheet data:
Current assets	$1,061,427	$1,048,289
Non-current assets	2,690,222	2,578,417
Current liabilities	610,631	606,912
Non-current liabilities	2,151,923	2,001,297
Stockholder’s equity	989,095	1,018,497

	Year ended September 30,
	2012	2011
Operating data:
Net sales	$3,252,435	$3,186,916
Gross profit	1,115,678	1,128,867
Operating income	301,746	227,944
Net income (loss)	48,572	(75,171)
Basic net income (loss) per common share	0.94	(1.47)
Diluted net income (loss) per common share	0.91	(1.47)
Dividends paid per common share	1.00	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$218,016	$—	$—	$218,016	$218,016
Cash and cash equivalents	9,337	—	—	9,337	9,337

Total financial assets	$227,353	$—	$—	$227,353	$227,353

Liabilities
Other liabilities (cash short positions)	$4,442	$—	$—	$4,442	$4,442

Total financial liabilities	$4,442	$—	$—	$4,442	$4,442

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$238,062	$36,688	$—	$274,750	$274,750
Cash and cash equivalents	38,512	—	—	38,512	38,512

Total financial assets	$276,574	$36,688	$—	$313,262	$313,262

Liabilities
Securities sold, not yet purchased	$296		$—	$296	$296
Other liabilities (cash short positions)	14,492	—	—	14,492	14,492

Total financial liabilities	$14,788	$—	$—	$14,788	$14,788

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

(6) Income Taxes

HGI Funding is a limited liability company wholly owned by HGI. For income tax purposes, the Company is a disregarded entity. Accordingly, the results of its operations are taxed as if the Company were part of HGI. As a result, income tax expense (benefit) is not recorded in the Company’s financial statements.

If the Company were a separate taxable entity, its income tax expense would be computed in accordance with ASC Topic 740, “Income Taxes,” and, on a pro forma basis, would have been $8,615 for the period ended September 30, 2012, of which $835 would have been current and $7,780 would have been deferred. On a pro forma basis, for the period ended September 30, 2011, income tax expense would have been $1,376, all of which would have been current.

(7) Commitments and Contingencies

The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

(8) Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of HGI and Harbinger Capital Partners, an affiliate of HGI. As many of these transactions are conducted between entities under common control, amounts charged for these services have not necessarily been based upon arms-length negotiations. It is not practicable to determine whether the amounts charged for such services represent amounts that might have been incurred on a stand-alone basis for the Company. For Fiscal 2012, the Company recorded $232 as contributed capital for these services. For Fiscal 2011, the Company incurred an inconsequential amount of management expenses.

During the year ended September 30, 2012, the Company acquired 1,779 shares of common stock of Spectrum Brands on the open market for an aggregate cost of $54,054.

(9) Subsequent Events

The Company evaluated subsequent events through the date when these financial statements were issued. During this period, the Company did not have any material recognizable, or unrecognizable, subsequent events, other than the following matter:

On October 22, 2012, the Company made a return of capital of $91,000 to HGI, the Company’s sole member, representing principally proceeds from the subsequent sale of one of the Company’s significant investments in the energy sector.