Form 10-K/A
period 2012-09-30
HARBINGER GROUP INC.
filed 2013-01-25
CIK 109177

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

450 Park Avenue, 30th Floor, New York NY 10022

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

As of January 17, 2013, the registrant had outstanding 143,195,028 shares of common stock, $0.01 par value.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Harbinger Parties” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “Zap.Com” refers to Zap.Com Corporation; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “HFG” refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC); “HHI” refers to the hardware and home improvement business formerly operated by Stanley Black & Decker and certain of its subsidiaries, which SBI has acquired; “FS Holdco” refers to FS Holdco Ltd.; “HGI Funding” refers to HGI Funding LLC; “Front Street” refers to Front Street Re Ltd; “FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Raven Re” refers to Raven Reinsurance Company; “FGL Insurance” refers to Fidelity & Guaranty Life Insurance Company; “FGL NY Insurance” refers to Fidelity & Guaranty Life Insurance Company of New York; “Salus” refers to Salus Capital Partners, LLC; and “HGI Energy” refers to HGI Energy Holdings, LLC; “Fiscal 2009” means the twelve month period ended December 31, 2009; “Fiscal 2010” means the twelve month period ended December 31, 2010; “Fiscal 2011” means the nine month period ended September 30, 2011, which is the date of the Company’s fiscal end for 2011 as a result of the change to the Company’s fiscal year end from December 31 to September 30 during calendar year 2011; “Fiscal 2012” means the twelve month period ended September 30, 2012; and “Fiscal 2013” means the twelve month period ending September 30, 2013.

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Company for Fiscal 2012, filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2012 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our board of directors (our “Board”) as of the date of this Form 10-K/A consists of eight members, as determined in accordance with our Bylaws (our “Bylaws”). In accordance with our Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). The three classes are currently comprised of the following directors:

Class I Directors — Term Expiring 2014

Lap Wai Chan, age 46, has served as a director of HGI since October 2009. From September 2009 to September 2010 he was a consultant to MatlinPatterson Global Advisors (“MatlinPatterson”), a private equity firm focused on distressed control investments across a range of industries. From July 2002 to September 2009, Mr. Chan was a Managing Partner at MatlinPatterson. Prior to that, Mr. Chan was a Managing Director at Credit Suisse First Boston H.K. Ltd. (“Credit Suisse”). From March 2003 to December 2007, Mr. Chan served on the board of directors of Polymer Group, Inc. MatlinPatterson, Credit Suisse and Polymer Group, Inc. are not affiliates of HGI.

Keith M. Hladek, age 37, has served as a director of HGI since October 2009. Mr. Hladek is also a director of Zap.Com, a subsidiary of HGI. Mr. Hladek is also the Chief Financial Officer and Co-Chief Operating Officer of Harbinger Capital, an affiliate of HGI. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital (including certain affiliates of Harbinger Capital and their management companies), including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital, L.P., where he was responsible for accounting, operations and valuation for various funds and related financing vehicles. Mr. Hladek is a Certified Public Accountant in New York. Prior to joining Silver Point Capital, L.P. Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of HGI.

Robin Roger, age 55, has served as a director of HGI since May 2011. From June 2010 until July 2011, Ms. Roger served as a director for Spectrum Brands, a subsidiary of HGI. Ms. Roger is a Managing Director, General Counsel, Co-Chief Operating Officer and Chief Compliance Officer of Harbinger Capital, an affiliate of the Company. Prior to joining Harbinger Capital in 2009, Ms. Roger was General Counsel at Duff Capital Advisors, a multi-strategy investment advisor. She previously served as General Counsel to Jane Street Capital, a proprietary trading firm, and Moore Capital Management. Ms. Roger worked at Morgan Stanley from 1989 to 2006. While there, she headed the equity sales and trading legal practice group and served as General Counsel of the Institutional Securities Division (which encompassed the investment banking as well as sales and trading activities of the firm), and performed other roles at the corporate level. She received a B.A. from Yale College and a J.D. from Harvard Law School. None of the companies Ms. Roger worked with before joining Harbinger Capital is an affiliate of HGI.

Class II Directors — Terms Expiring 2015

Philip A. Falcone, age 50, has served as a director, Chairman of the Board and Chief Executive Officer of HGI since July 2009. From July 2009 to July 2011, Mr. Falcone served as the President of HGI. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, an affiliate of HGI, is Chief Investment Officer of the Harbinger Parties and other Harbinger Capital affiliates. Mr. Falcone co-founded the Master Fund in 2001. Mr. Falcone is also the Chairman of the Board, President and Chief Executive Officer of Zap.Com, a subsidiary of HGI. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received an A.B. in Economics from Harvard University. None of the companies Mr. Falcone worked with before co-founding the Master Fund is an affiliate of HGI.

David M. Maura, age 40, has served as Managing Director and Executive Vice President of Investments of HGI effective as of October 2011 and as a director of HGI since May 2011. Mr. Maura has also served as the Chairman of Spectrum Brands, a subsidiary of HGI, since July 2011 and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Prior to becoming Managing Director and Executive Vice President of Investments at HGI, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital, an affiliate of HGI. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.) and Applica Incorporated. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder. None of the companies Mr. Maura worked with before joining Harbinger Capital is an affiliate of HGI.

Class III Directors — Terms Expiring 2013

Omar M. Asali, age 42, has served as President of HGI effective as of October 2011, as Acting President since June 2011, and as a director of HGI since May 2011. Mr. Asali is Spectrum Brands and a director of Zap.Com, each a subsidiary of HGI. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital, an affiliate of HGI. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of HGI.

Thomas Hudgins, age 73, has served as a director of HGI since October 2009. He is a retired partner of Ernst & Young LLP (“E&Y”). From 1993 to 1998, he served as E&Y’s Managing Partner of its New York office with over 1,200 audit and tax professionals and staff personnel. During his tenure at E&Y, Mr. Hudgins was the coordinating partner for a number of multinational companies, including American Express Company, American Standard Inc., Textron Inc., MacAndrews & Forbes Holdings Inc., and Morgan Stanley, as well as various mid-market and leveraged buy-out companies. As coordinating partner, he had the lead responsibility for the world-wide delivery of audit, tax and management consulting services to these clients. Mr. Hudgins also served on E&Y’s international executive committee for its global financial services practice. Mr. Hudgins previously served on the board of directors and as a member of various committees of Foamex International Inc., Aurora Foods, Inc. and RHI Entertainment, Inc. E&Y, RHI Entertainment Inc., Foamex International Inc. and Aurora Foods, Inc. are not affiliates of HGI.

Robert V. Leffler, Jr., age 67, has served as a director of HGI since May 1995. Mr. Leffler owns The Leffler Agency, Inc., a full service advertising agency founded in 1984. The firm specializes in the areas of sports/entertainment and media. Headquartered in Baltimore, the agency also has offices in Tampa and Providence. It operates in 20 US markets. Leffler Agency also has a subsidiary media buying service, Media Moguls, LLC, which specializes in mass retail media buying. The Leffler Agency and Media Moguls, LLC are not affiliates of HGI.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company, as of the date of this Form 10-K/A. All officers of the Company serve at the discretion of the Company’s Board.

Name	Age	Position
Philip A. Falcone	50	Chairman of the Board and Chief Executive Officer
Omar M. Asali	42	Director and President
Thomas A. Williams	53	Executive Vice President and Chief Financial Officer
David M. Maura	40	Director and Managing Director and Executive Vice President of Investments
Michael Sena	39	Vice President and Chief Accounting Officer

For information regarding Messrs. Falcone, Asali and Maura, see “Board of Directors” above.

Thomas A. Williams, age 53, has been the Executive Vice President and Chief Financial Officer of HGI since March 2012. Mr. Williams also serves as the Executive Vice President and Chief Financial Officer of Zap.Com, a position he has held since March 2012. Mr. Williams served as President and Chief Executive Officer of RDA Holding Co. (“RDA Holding”) and its subsidiary Reader’s Digest Association, Inc. (“Reader’s Digest”) from April 2011 until September 2011. He was also a member of RDA Holding’s board of directors and its executive committee from May 2011 until September 2011. Previously, Mr. Williams had served as RDA Holding’s and Reader’s Digest’s Chief Financial Officer since February 2009. Before joining RDA Holding and Reader’s Digest, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc. from January 2007 until February 2009. Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer of AT&T Networks. None of the companies Mr. Williams worked with before joining HGI is an affiliate of HGI.

Michael Sena, age 39, has been the Vice President and Chief Accounting Officer of HGI since November 2012. Mr. Sena is also the Vice President and Chief Accounting Officer of Zap.Com. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with the Reader’s Digest Association, last serving as Vice President and North American Controller. Before joining the Reader’s Digest Association, Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that Mr. Sena held various positions with PricewaterhouseCoopers. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University. None of the companies Mr. Sena worked with before joining HGI is an affiliate of HGI.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of the common stock, par value $0.01 per share, of the Company (the “Common Stock”) and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended September 30, 2012, all such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative stockholder return on our Common Stock against cumulative total returns of following: (a) the Russell 2000 and (b) a peer group of companies consisting of Leucadia National Corp., Carlisle Companies Inc., Apollo Global Management, LLC and Standex International Corp. The performance graph shows the total return on an investment of $100 for the period beginning September 30, 2007 and ending September 30, 2012. The Company believes that the peer group of companies provides a reasonable basis for comparing total stockholder returns. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harbinger Group, the Russell 2000 Index, and a Peer Group

*	$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

CORPORATE GOVERNANCE

Controlled Company

Our Board has determined that HGI is a “controlled company” for the purposes of Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), as the Harbinger Parties control more than 50% of the Company’s voting power. A controlled company may elect not to comply with certain NYSE Rules, including (1) the requirement that a majority of our Board consist of independent directors, (2) the requirement that a nominating/corporate governance committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that a compensation committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently avail ourselves of the “controlled company” exceptions. Our Board has determined that it is appropriate not to have a nominating/corporate governance committee because of our relatively limited number of directors, our limited number of senior executives and our status as a “controlled company” under applicable NYSE rules. In April 2011, our Board formed a compensation committee (the “Compensation Committee”). While our Compensation Committee is composed entirely of independent directors and has a charter addressing the committee’s purpose and responsibilities, we still avail ourselves of the “controlled company” exceptions and are not obligated to comply and may choose to not comply in the future with any of the NYSE rules regarding the composition and governance of compensation committees.

Corporate Governance Guidelines and Code of Ethics and Business Conduct

Our Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision making both at our Board and management level, with a view to enhancing stockholder value over the long term. The Corporate Governance Guidelines address, among other things, Board composition, director qualifications standards, selection of the Chairman of the Board and the Chief Executive Officer, director responsibilities and the Board committees.

Our Board has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for Chief Executive and Senior Financial Officers to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.

In Fiscal 2013 our Board is expected to adopt an equity retention policy. The Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our common stock, or (ii) pledging our common stock, after the date hereof, unless first pre-approved by the Company’s legal department.

Meetings of Independent Directors

We generally hold executive sessions at each Board and committee meeting. Mr. Hudgins presides over executive sessions of the entire Board and the chairman of each committee presides over the executive session of that committee.

Board Structure and Risk Oversight

Mr. Falcone serves as the Chairman of our Board and our Chief Executive Officer. Mr. Falcone has extensive investment and leadership expertise and is also the Chief Investment Officer and Chief Executive Officer of Harbinger Capital, a fund affiliated with our controlling stockholders. The Board believes that the Company has benefited from this structure and, based upon Mr. Falcone’s extensive investment and leadership expertise, Mr. Falcone’s continuation as our Chairman and Chief Executive Officer is in the best interests of our shareholders.

Our management is responsible for understanding and managing the risks that we face in our business, and our Board is responsible for overseeing management’s overall approach to risk management. Our Board receives reports on the operations of our businesses from members of management and members of management of our subsidiaries as appropriate and discusses related risks. Our Board also fulfills its oversight role through the operations of our Audit Committee and Compensation Committee. As appropriate, these committees of the Board provide periodic reports to our Board on their activities. Our Audit Committee is responsible for oversight of corporate finance and financial reporting related risks, including those related to our accounting, auditing and financial reporting practices. Our Compensation Committee is responsible for the oversight of our compensation policies and practices, including conducting annual risk assessments of our compensation policies and practices.

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Chief Executive and Senior Financial Officers, Audit Committee Charter and Compensation Committee Charter on our website under the “Corporate Governance” heading at www.harbingergroupinc.com. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to Harbinger Group Inc., Attn: Investor Relations, 450 Park Avenue, 30th floor, New York, New York 10022.

INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS

The Audit Committee and the Compensation Committee are our Board’s only standing committees. In addition, a special committee of our Board functioned in late 2009, throughout 2010, 2011 and 2012 and a Pricing Committee functioned in November 2010 and June 2011. For information regarding our Compensation Committee, see “Corporate Governance – Controlled Company,” above, and “Item 11 – Executive Compensation,” below.

Audit Committee

The Audit Committee currently is composed of Mr. Thomas Hudgins (Chairman), Mr. Lap Wai Chan and Mr. Robert V. Leffler, Jr. Our Board has determined that Messrs. Hudgins and Chan qualify as “audit committee financial experts,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Board has determined that Messrs. Hudgins, Chan and Leffler are independent members of this committee under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. The Audit Committee held seven meetings during Fiscal 2012. The Audit Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under “Corporate Governance.”

Compensation Committee

The Compensation Committee currently is composed of Mr. Robert V. Leffler, Jr. (Chairman), Mr. Lap Wai Chan and Mr. Thomas Hudgins. Our Board has determined that Messrs. Leffler, Chan and Hudgins are independent members of this committee under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Prior to April 2011, we did not have a compensation committee because of the limited number of our senior executives and our status as a “controlled company” under applicable NYSE Rules. During such time, the entire Board was responsible for determining compensation for our directors and executive officers.

In April 2011, our Board formed our Compensation Committee and adopted our Compensation Committee Charter. While our Compensation Committee is composed entirely of independent directors and has a charter addressing the committee’s purpose and responsibilities, we still avail ourselves of the “controlled company” exceptions and are not obligated to comply and may choose to not comply in the future with any of the NYSE Rules regarding the composition and governance of compensation committees. Our Compensation Committee has been delegated the authority to (i) review and recommend to our Board corporate goals and objectives relevant to our executive officer compensation and recommend to our Board the compensation level of our executive officers; (ii) make recommendations to our Board with respect to executive officer compensation and benefits, including incentive-compensation and equity-based plans for executive officers; (iii) review and recommend to the Board any employment agreements or severance or termination arrangements to be made with any of our executive officers; and (iv) review and discuss with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The Compensation Committee held 16 meeting during the year ended September 30, 2012. The Compensation Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by the Board of Directors, which can be viewed on our website, www.harbingergroupinc.com, under “Corporate Governance.”

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2011 for the Company’s directors and earned or paid in Fiscal 2012, Fiscal 2011 and Fiscal 2010 for the following individuals (the “named executive officers” as of September 30, 2012):

•	Philip A. Falcone, the Chairman of our Board and our Chief Executive Officer;

•	Omar M. Asali, a Director and our President;

•	Thomas A. Williams, our Executive Vice President and Chief Financial Officer, effective as of March 5, 2012;

•	David M. Maura, our Managing Director and Executive Vice President of Investments;

•	Richard H. Hagerup, our former Interim Chief Accounting Officer who was appointed in December 2010 and ceased to be an officer of the Company effective as of December 1, 2012; and

•	Francis T. McCarron, our former Executive Vice President and Chief Financial Officer, who ceased to be an employee of the Company effective as of April 30, 2012.

Executive Summary

Fiscal Year 2012 Performance Highlights

During 2012, our underlying financial performance exceeded management and board expectations. Shareholders saw their value of the Company’s common stock appreciate which was driven primarily by the growth in the underlying value of our segments. The following are some the most significant developments in our respective businesses during Fiscal 2012 that contributed to our success:

•

Our total revenues of $4,480 million for Fiscal 2012 increased $1,002 million, or 29%, from $3,478 million, for Fiscal 2011, primarily driven by growth in our insurance segment, including the benefit of a full year of operations of HFG, which was acquired in April 2011.

•

We received total dividends of approximately $71 million from operating subsidiaries in Fiscal 2012. In September, Spectrum Brands paid a special one-time dividend of $1.00 per share, of which we received approximately $30 million; HFG paid cumulative dividends of $40 million, and Salus paid an inaugural dividend of approximately $1 million in its first year of operation.

•	For Fiscal 2012, our consumer products segment recorded record net sales of $3,252 million, a $65 million, or 2%, increase from $3,187 million for Fiscal 2011.

•	Our consumer products segment operating income grew by $74 million, or 32%, to $302 million, on higher sales, synergy benefits and cost reduction initiatives.

•

Our insurance segment product sales for Fiscal 2012 were $1,884 million, led by the successful introduction of Prosperity EliteSM which resulted in FGL solidifying a top ten market position in the competitive fixed index annuity marketplace.

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

•	Our stock price appreciation of 66% from $5.07 to $8.43 per share during Fiscal 2012.

•

The non-cash accretion rate on our preferred stock decreased from 2% for the third and fourth fiscal quarters to 0% commencing in the first quarter of fiscal 2013 due to a 163% increase in the Company’s net asset value since the issuance of our preferred stock in May 2011 as calculated in accordance with the terms of its certificates of designation.

•	We ended the year with corporate cash and short-term investments of approximately $433 million, which supports our business strategy and growth of existing businesses.

The foregoing is a highlight summary of certain of HGI’s performance measures. For a more complete understanding and evaluation of the business of the Company and its subsidiaries, you are encouraged to read the Company’s other reports filed with the SEC.

Summary of Sound Governance Features of our Compensation Programs

Our compensation programs, practices, and policies are reviewed and re-evaluated on an ongoing basis, and are subject to change from time to time. Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. Listed below are some of the Company’s more significant practices and policies, in effect during Fiscal 2012, adopted to drive performance and to align with stockholder interests.

What We Do

•

Pay for Performance Philosophy: Our executive compensation programs are designed to pay for performance, with a significant portion of executive compensation not guaranteed. Target compensation is established for our executive officers at the beginning of the performance period by the Compensation Committee. Our named executive officers (excluding Mr. Falcone, who did not receive compensation from the Company in Fiscal 2012, and Messrs. Hagerup and McCarron, who were employed on an interim or transition basis) had an opportunity to earn actual compensation that varied from target, based on achievement against pre-established performance targets. Variable compensation rewards performance and contribution to both short-term and long-term corporate financial performance. For Fiscal 2012, variable pay represented 98%, 95% and 97% of total compensation for Messrs. Asali, Williams and Maura, respectively (not including their one-time initial long term equity grants which are subject to vesting as set forth below), each of whom participated in our 2012 bonus program. It is anticipated that future named executive officers, including Mr. Sena who was hired as our Vice President and Chief Accounting Officer in November 2012, will participate in the annual bonus program with variable pay constituting a significant percentage of their target total compensation.

•

Independent Executive Compensation Consultant: The Compensation Committee works with independent executive compensation consultants which provide no other services to the Company and independent outside counsel.

•

Mitigation of Undue Risk: Our compensation plans have provisions to mitigate undue risk, including bonus plan mechanisms that defer significant portions of awards, partially subject to forfeiture (see Clawback Policy), and relate future target performance to past performance in a manner that closely ties awards to sustainable performance over time.

•	Postemployment Restrictive Covenants: Our employment agreements provide for post employment noncompetition, nonsolicitation and nondisparagement provisions.

•

Clawback Policy: Our equity awards allow the Company to recover payouts in the event that recoupment is required by applicable law (including pursuant to the Sarbanes-Oxley Act and the Dodd-Frank Act) or a participant receives for any reason any amount in excess of what should have been received (including, without limitation, by reason of a financial restatement, mistake in calculations or other administrative error). In addition, our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool, with cash deferrals subject to reduction if the Company does not meet certain specified performance criteria in subsequent years.

•

Negative Discretion: Our Compensation Committee reserves the right to exercise negative discretion to reduce awards under the annual bonus plan. In Fiscal 2012, the Compensation Committee exercised its negative discretion and reduced the corporate bonus pool by $20.6 million.

•	Award Caps: Amounts that can be earned by any individual under the annual bonus program are capped at $20 million per year.

•	Equity Retention: Our Board is expected to adopt an equity retention policy during Fiscal 2013.

What We Don’t Do

•

No 280G or Section 409A Excise Tax Gross-Ups: We do not provide “gross-ups” for any taxes imposed with respect to Section 280G (change of control) or Section 409A (nonqualified deferred compensation) of the Internal Revenue Code.

•	No Pensions or Supplemental Pensions: Our named executive officers are not provided with pension or supplemental executive retirement plans.

•

No Significant Perquisites: The benefits our named executive officers receive in the form of health and life insurance and Company matching contributions to the 401(k) Plan are the same benefits generally available to all of our employees.

•	No Change in Control Enhanced Payments or Equity Acceleration: We do not provide “single-trigger” equity vesting or enhanced payments upon a change of control of the Company.

•	No Repricing of Underwater Stock Options without Shareholder Approval: We do not lower the exercise price of any outstanding stock options, unless shareholders approve this.

•	No Discount Stock Options: The exercise price of our stock options is not less than 100% of the fair market value of our common stock on the date of grant.

•

No Unauthorized Hedging/Pledging: The Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our common stock and (ii) pledging our common stock, after the date hereof, unless first pre-approved by the Company’s legal department.

Compensation Philosophy and General Objectives

Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. We grant target levels of compensation that are designed to attract and retain employees who are able to meaningfully contribute to our success. The Compensation Committee considers several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regards to each executive relative to their importance to the Company. In reviewing market data, the Compensation Committee has looked at total compensation for each executive officer relative to executives in the same or similar positions in an appropriate market comparison group, which includes sixteen other business development or private equity companies, adjusting the total compensation observed at these peers for their size relative to the Company. The sixteen companies are American Capital, Ltd, Apollo Global Mgmt., Blackstone Group LP, Capital Southwest Corp, Carlyle Group, Compass Diversified Holdings, Harris & Harris Group, Hercules Tech Growth Cap, Icahn Enterprises, KKR, Kohlberg Capital Corp, Leucadia National Corp, Main Street Capital Corp, Mcg Capital Corp, Safeguard Scientifics Inc., and Triangle Capital Corp. While median, size-adjusted total compensation is initially presumed to be competitive market pay, the Compensation Committee does not attempt to target a specific percentile within a peer group or otherwise rely exclusively on that data to determine named executive officer compensation. The Compensation Committee does not use market data to target specific components of total compensation, such as salary or bonuses, and instead determines the target total level of compensation necessary to be competitive for each executive in the relevant market for that executive’s talent.

The Company’s mix of fixed versus variable compensation, within the target total level of pay, is driven by the Company’s emphasis on pay for performance. The Company uses variable compensation, including performance equity grants, as well as management’s accumulated equity holdings, both vested and unvested, to enhance alignment of our named executive officers’ and stockholders’ interests.

Components of Executive Compensation

Our compensation program has four basic elements: salary, initial equity grants, incentive compensation, and other benefits. Salary and benefits are designed to aid in the retention of our employees. Initial equity grants are generally, though not necessarily, awarded upon hiring or promotion, and may consist of restricted stock or stock options with vesting over a period of several years. Incentive compensation generally consists of bonuses for individual and company performance, and may be awarded as cash or equity. Equity awards will typically be vested over a period of years to enhance both retention and alignment of interests.

We believe that the various components of our executive compensation program are effective in attracting and retaining our employees and providing a strong alignment of their interests with those of our stockholders. Although each element of compensation described below is considered separately, our Compensation Committee takes into account the aggregate compensation package for each individual executive officer in its determination of each individual component of that package.

During Fiscal 2012, Mr. Falcone did not receive compensation from the Company for his services. Due to the interim nature of his position, Mr. Hagerup received only a base salary as compensation as well as a discretionary $50,000 cash bonus for Fiscal 2012. In addition, because Mr. McCarron was providing transition services during Fiscal 2012, he received only a base salary and limited perquisites and benefits, and did not participate in our annual bonus plan or receive any equity grants.

The principal elements of compensation for our other named executive officers in Fiscal 2012, Messrs. Asali, Williams and Maura, were:

•	base salary;

•	variable compensation potential consisting of cash and equity payouts;

•	an initial long-term equity grant consisting of a stock option and restricted stock award; and

•	limited benefits.

How We Chose Amounts for Each Element of Compensation

Role of Compensation Committee and Compensation Consultants

The Compensation Committee is responsible for the executive compensation program design and decision-making process. In approving the compensation structure for Fiscal 2012, our Compensation Committee considered a number of factors including, but not limited to, the responsibilities of the position, the executives’ experience and the competitive marketplace for executive talent with a similar skill set. The Compensation Committee does not target any particular percentile of peers or seek to implement particular practices with respect to companies with which it competes for talent, but uses that information to inform its judgment about appropriate compensation programs for the company. See “Compensation Philosophy and General Objectives” above.

Since July 2011 and through the date of this Form 10-K/A, the Compensation Committee has been advised by independent compensation consultants, Hodak Value Advisors (“Hodak”), a consulting and research firm specializing in designing and implementing performance measures and management incentives, and Mercer, Inc. (“Mercer”), a global leader for human resources, in its review of the Company’s compensation elements, levels of pay and potential programs for short and long term compensation and by independent outside counsel, Wilmer Cutler Pickering Hale and Dorr LLP. Throughout Fiscal 2012, Mercer, Hodak and the Compensation Committee’s independent counsel worked in conjunction with one another and the Compensation Committee to design and implement the Company’s compensation program in a manner that strongly aligns compensation with performance for the creation of value for all of our stockholders. The Compensation Committee met 16 times during Fiscal 2012, and in December 2011, the Compensation Committee and the Board approved and adopted a new bonus plan for Fiscal 2012, which was designed with significant input from Hodak and Mercer and legal advice from the Compensation Committee’s independent outside counsel.

In light of new SEC rules and proposed NYSE listing standards, the Compensation Committee considered the independence of each of our compensation consultants, Hodak and Mercer, including assessment of the following factors: (1) other services provided to the Company by the consultant; (2) fees paid as a percentage of the consulting firm’s total revenue; (3) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and a member of the Compensation Committee; (5) any Company stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. The Compensation Committee has concluded that no conflict of interest exists that would prevent our consultants from independently representing the Compensation Committee.

Base Salary

The base salary of our named executive officers is intended to provide a baseline level of fixed compensation that reflects each named executive officer’s level of responsibility. In reviewing base salary levels for our named executive officers, the Compensation Committee assesses, among other factors, a named executive officer’s current base salary, job responsibilities, leadership and experience, and value to our Company.

During Fiscal 2012, the Company entered into an employment agreement with each of Messrs. Asali, Williams, and Maura, which provide for a fixed base salary. The base salary levels were negotiated in connection with Messrs. Asali, Williams, and Maura joining the Company and were approved by our Compensation Committee.

Mr. Hagerup’s compensation was negotiated in December 2010 and June 2011 by the Chief Financial Officer and approved by our Chief Executive Officer and our Board. In July 2012 his temporary employment arrangement as our Interim Chief Accounting Officer was extended on the same terms and conditions until December 1, 2012. Mr. McCarron’s compensation was negotiated in late 2009 by representatives of Harbinger Capital, and was approved by our Board.

Annual Bonus Plan

In December 2011, the Compensation Committee and the Board approved and adopted a new bonus plan for Fiscal 2012 (the “2012 Bonus Plan”). The 2012 Bonus Plan was designed with significant input from the Compensation Committee’s independent compensation consultants, Hodak and Mercer, and legal advice from the Compensation Committee’s independent outside counsel. In connection with the review and approval of the 2012 Bonus Plan, Hodak, among other things, modeled for the Compensation Committee various possible payout scenarios under the 2012 Bonus Plan. Messrs. Asali, Williams and Maura participated in the 2012 Bonus Plan along with other key employees of the Company.

The 2012 Bonus Plan is designed to (i) offer target variable compensation that provide competitive levels of total pay to executives if they achieve target results and (ii) reward and encourage value creation by executives. It provides for annual bonuses comprised of two components. The first component is an individual bonus (the “individual bonus”) based on the achievement of personal performance goals. The second component is a corporate bonus (the “corporate bonus”) based on the achievement of corporate performance measured in terms of the change in the value of the Company’s “Net Asset Value” (as defined below) from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year end (“NAV Return”). Please see the discussion below for additional details for the calculation of the NAV Return.

NAV Return is believed to be a good proxy for creation of value for the Company and its stockholders because it encourages, among other things, the generation of cash flows by the Company’s subsidiaries and transactions resulting in appreciation of the assets of the Company and its subsidiaries. Corporate bonuses are awarded annually with a portion immediately vested and a portion subject to vesting over a number of years. A portion of the unvested amounts are subject to forfeiture if the NAV Return thresholds are not satisfied in the following years. We believe that paying the corporate bonus consistently based on NAV Return, subject to vesting over a number of years, encourages a long-term focus on value creation for the benefit of our stockholders. Our Compensation Committee believes that executive pay should be strongly aligned with performance of our executives. If in Fiscal 2012, the Company had not produced a positive NAV Return, no corporate bonuses would be earned.

For Fiscal 2012, NAV Return was based on the amount calculated by (i) obtaining the percentage increase (to the extent any) of the Net Asset Value of the Company from the beginning of Fiscal 2012 to the end of Fiscal 2012; and then (ii) multiplying such amount by the Net Asset Value at the beginning of Fiscal 2012. The amount resulting from such calculation is the NAV Return for Fiscal 2012, from which 12% was allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees, which amount was reduced (as discussed in greater detail below) by the Compensation Committee pursuant to its exercise of its negative discretion.

For the purpose of the foregoing calculation, the Company’s “Net Asset Value” is generally calculated by (i) starting with the value of the Company’s “Net Asset Value”, as such term is defined in the Company’s Certificate of Designation of Series A Participating Convertible Preferred Stock of the Company dated as of May 12, 2011 (the “Preferred Stock Certificate”), (ii) then subtracting from such amount the Company’s deferred tax liabilities, (iii) then adding to such amount the Company’s capital contributions to fund start-up businesses, which is subject to a $20 million cap, (iii) then adding to such amount the Company’s deferred financing costs, (iv) then adding to such amount the value of the Company’s assets that have not been appraised, which is subject to a $50 million cap, (v) then eliminating the effect of any increase in legacy liabilities associated with our predecessor entity, Zapata Corporation and its subsidiaries, (vi) then adding to such amount expenses incurred in connection with completing any acquisitions by the Company within the past twelve months, and (vii) excluding any accretion on preferred stock (calculated in the manner contained in the Preferred Stock Certificate). The Company then makes adjustments to eliminate the effects of any conversion of preferred stock into common stock.

The Company achieved a NAV Return of $589.0 million during Fiscal 2012. Pursuant to the 2012 Bonus Plan, 12% of the Fiscal 2012 NAV Return, or $70.7 million, was allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees. However, after reviewing the outstanding performance for Fiscal 2012, the Compensation Committee exercised its negative discretion and reduced the corporate bonus pool of $70.7 million by $20.6 million. Once the corporate bonus pool was funded at the end of Fiscal 2012, it was distributed based upon each plan participant’s contribution to the corporate bonus pool, less any adjustments to those amounts for particular executives at the discretion of the Compensation Committee. The Compensation Committee did not make any adjustments to the corporate bonus award for any named executive officer in Fiscal 2012.

Pursuant to the 2012 Bonus Plan, awards are paid out in a mix of cash (40%) and equity (60%). In addition, the 2012 Bonus Plan was designed so that no more than two times the target corporate bonus pool can be awarded in Fiscal 2013, and amounts in excess of two times the target corporate bonus pool are deferred to subsequent years, in each case, in the proportions as set forth in the charts below. Deferred cash payments may be reduced in subsequent years, if the NAV Return in such years is below a threshold return.

The Net Asset Value at the end of Fiscal 2012 will differ from the Net Asset Value at the beginning of Fiscal 2013, as the Net Asset Value for Fiscal 2013 will be adjusted to reflect the value of the Compensation Committee’s exercise of negative discretion in reducing the Fiscal 2012 corporate bonus pool by $20.6 million. For Fiscal 2013, the Company will also introduce a 7% threshold amount with respect to the corporate bonus pool, which will be a threshold of $96.6 million (the “Threshold Amount”). Accordingly, for Fiscal 2013, the corporate bonus pool will be funded by 12 percent of the portion of the NAV Return (calculated in accordance with the steps outlined above) in excess of the Threshold Amount and will be adjusted to take into account any issuance of Common Stock by the Company (if any). If in Fiscal 2013 the NAV Return does not exceed the Threshold Amount, then no corporate bonus will be earned. For example, if the NAV Return is $80 million in Fiscal 2013 then no corporate bonus will be paid in such year since such amount is less than the Threshold Amount of $96.6 million.

Up to two times the target corporate bonus pool could be paid out in Fiscal 2013 in the following proportion:	Amounts in excess of two times the corporate bonus pool could be paid out in in the following proportion:

1.      Cash

2.      Fully Vested Stock

3.      Restricted stock (subject to continued employment) vests on the first anniversary of the grant date.

4.      Fully vested stock options.

5.      Stock options (subject to continued employment) vest on the first anniversary of the grant.

1.      Cash paid on the first anniversary of the original payment date.

2.      Cash paid on the second anniversary of the original payment date.

3.      Restricted stock (subject to continued employment) vests in substantially equal installments on the second and third anniversaries of the grant date.

4.      Stock options (subject to continued employment) vest in substantially equal installments on the second and third anniversaries of the grant date.

As stated above, a portion of the annual bonus, the individual bonus, is based on individual performance achievement against certain pre-established goals. For Messrs. Asali and Maura, 85% of their target annual bonus is the corporate bonus (based on NAV Return) and 15% is the individual bonus based on performance of individual goals, and for Mr. Williams, 50% of his target annual bonus consists of the corporate bonus and 50% is the individual bonus. The performance goals for the individual bonus are determined by the Compensation Committee on an individual basis. Participants earn between 0-200% of their individual target bonus based on achievement of the individual performance goals and the individual bonus can be earned even if there is no positive NAV Return during Fiscal 2012. Participants earned 200% of their individual target bonuses based on achievement of their individual performance goals during Fiscal 2012.

For Fiscal 2012, the Compensation Committee established solely objective performance goals for Mr. Asali’s individual bonus, which were (i) receipt of $40 million of dividends by the Company from its subsidiaries, (ii) the Company’s compliance with all Debt Covenants and (iii) the improvement of the Company’s credit rating by one notch. For Fiscal 2012, Mr. Asali’s total target bonus was $2.5 million. The Compensation Committee determined that Mr. Asali achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2012, the Compensation Committee awarded Mr. Asali an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2012 – Equity Grants Pursuant to the 2012 Bonus Plan” for details regarding the amount of Mr. Asali’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

For Fiscal 2012, the Compensation Committee established a mix of objective and subjective performance goals for Mr. Williams’ individual bonus, which were (i) receipt of $40 million of dividends by the Company from its subsidiaries, (ii) the Company’s compliance with all Debt Covenants, (iii) the timely and accurate completion of all external financial reporting, (iv) meeting individual priorities as determined by the President, Chief Executive Officer or the Audit Committee, and (v) fostering growth and teamwork. For Fiscal 2012, Mr. Williams’s total target bonus was $1 million, equally divided between the individual bonus and the corporate bonus. The Compensation Committee determined that Mr. Williams achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2012, the Compensation Committee awarded Mr. Williams an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2012 – Equity Grants Pursuant to the 2012 Bonus Plan” for details regarding the amount of Mr. Williams’ individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity. While Mr. Williams’ employment agreement provides that his bonus with respect to Fiscal 2012 would be prorated based on his commencement of employment with the Company on March 5, 2012, in light of our strong corporate financial results and Mr. Williams’ extraordinary individual performance during Fiscal 2012, the Compensation Committee determined not to pro-rate his individual bonus, but did pro-rate his corporate bonus.

For Fiscal 2012, the Compensation Committee established solely objective performance goals for Mr. Maura’s individual bonus, which were (i) Spectrum Brands’ achievement of $475 million of adjusted EBITDA (as defined below) and (ii) Spectrum Brands’ achievement of $200 million of adjusted free cash flow. For the purposes of Mr. Maura’s performance measure, “adjusted EBITDA” was defined as reported operating income plus certain defined add-backs for depreciation, amortization, acquisition, integration and restructuring related charges. For Fiscal 2012, Mr. Maura’s total target bonus was $2 million. The Compensation Committee determined that Mr. Maura achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2012, the Compensation Committee awarded Mr. Maura an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2012 – Equity Grants Pursuant to the 2012 Bonus Plan” for details regarding the amount of Mr. Maura’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

The 2012 Bonus Plan provides a strong incentive for participants to increase NAV Return, and the amounts of bonus payments can be significantly in excess of target in years in which NAV Return is very large. However, the maximum bonus payment to any individual under the 2012 Bonus Plan with respect to any year is capped at $20 million. Cash amounts payable pursuant to the 2012 Bonus Plan, are included in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. The SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include in each fiscal year the aggregate fair value, as of the grant date, of all stock, option or other equity awards granted during that year. In November 2012, subsequent to the end of our Fiscal 2012, we granted equity to our named executive officers as part of their 2012 compensation, which was earned pursuant to the 2012 Bonus Plan. The awards made in November 2012 are disclosed in this report under the heading “Significant Events after Fiscal 2012 – Equity Grants Pursuant to the 2012 Bonus Plan” and will be disclosed and appear in the Summary Compensation Table and the Grants of Plan-Based Awards Table in next year’s Compensation Discussion and Analysis in accordance with SEC rules for our named executive officers in Fiscal 2013.

Initial Long Term Equity Grant

Our philosophy is that service-based equity is granted to named executive officers when the Compensation Committee determines that it would be to the advantage and in the best interests of the Company and its stockholders to grant such equity as an inducement to enter into or remain in the employ of the Company and as an incentive for increased efforts during such employment. In accordance with the execution of their employment agreements, Messrs. Asali, Williams and Maura each received a one-time initial grant of shares of restricted stock and nonqualified stock options in Fiscal 2012, pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). The number of equity awards granted was determined pursuant to the employment agreements with such named executive officers.

On February 14, 2012, Messrs. Asali and Maura were granted 350,000 and 250,000 shares of restricted stock, respectively, and nonqualified stock options to purchase 1,000,000 and 710,000 shares of our common stock, respectively. Subject to their continued employment, the restricted stock will vest on October 1, 2014 and the option awards will vest 25% per year on the first, second, third and fourth anniversaries of October 1, 2011.

On May 14, 2012, Mr. Williams was granted 50,000 shares of restricted stock and nonqualified stock options to purchase 140,000 shares of our common stock. Subject to his continued employment, Mr. Williams’ restricted stock will vest on March 5, 2015 and his option awards will vest 25% per year on the first, second, third and fourth anniversaries of March 5, 2012.

Benefits

During Fiscal 2012, Messrs. Falcone and Hagerup did not participate in our benefit plans. We provided our other named executive officers with standard medical, dental, vision, disability and life insurance benefits available to employees generally.

We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2012 we made discretionary matching contributions of up to 4% of eligible compensation.

Risk Review

Our Compensation Committee has generally reviewed, analyzed and discussed our executive compensation. Our Compensation Committee does not believe that any aspect of our executive compensation encourages the named executive officers to take unnecessary or excessive risks.

Compensation in Connection with Termination of Employment and Change-In-Control

In determining our employees’ compensation packages for Fiscal 2012, our Compensation Committee recognized that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally have been designed as our Compensation Committee deems appropriate to achieve our goal of attracting highly qualified executive talent. Messrs. Asali, Williams and Maura have employment agreements which provide for termination compensation in the form of payment of bonuses and salary and benefit continuation for a moderate period of time following involuntary termination of employment. We do not provide any “golden parachute” tax gross-ups to any named executive officer. We also do not provide any “single-trigger” payments due to the occurrence of a change of control to any of our named executive officers.

You can find additional information regarding our practices in providing compensation in connection with termination of employment to our named executive officers under the heading “Payments Upon Termination and Change of Control” below.

Impact of Tax Considerations

With respect to taxes, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m). One of the factors that we may consider in structuring the compensation for our named executive officers is the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor. The Compensation Committee may approve non-deductible compensation arrangements after taking into account several factors, including our ability to utilize deductions based on projected taxable income, and specifically reserves the right to do so.

Advisory Vote on Executive Compensation

The Compensation Committee and our Board considered the results of our stockholder vote regarding the non-binding resolution on executive compensation presented at the 2011 Annual Meeting, where 97.31% of votes cast approved the compensation program described in the Company’s proxy statement for the 2011 Annual Meeting. The Compensation Committee and the Board have maintained the same general compensation philosophy but have implemented new compensation plans, including the 2012 Bonus Plan commensurate with the expansion of our roster of executives.

Additionally at the 2011 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with a non-binding advisory vote on compensation of our named executive officers every three years. The Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results. Stockholders who have concerns about executive compensation during the interval between “say-on-pay” votes are encouraged to bring their specific concerns to the attention of our Board. Accordingly, the next stockholder advisory (non-binding) vote on executive compensation will be held at our 2014 Annual Meeting.

Significant Events after Fiscal 2012

In addition to the preceding discussion relating to Fiscal 2012, this section will provide you with a brief review of certain significant events that have occurred since the end of Fiscal 2012. This section, however, is not a summary of all of the compensation decisions made with respect to Fiscal 2013 regarding our named executive officers for Fiscal 2013.

Employment Agreement with Mr. Sena

On November 1, 2012, the Company entered into an employment agreement with Mr. Sena as its Vice President and Chief Accounting Officer, effective as of November 19, 2012. Mr. Sena’s annual base salary will initially be $250,000. Within 150 days following November 19, 2012, Mr. Sena shall be paid a one-time signing bonus of $100,000 and will be granted an initial equity grant of 10,000 shares of restricted stock and nonqualified stock options to purchase 30,000 shares of the Company’s common stock. The restricted stock will vest and the restrictions will lapse on the third anniversary of November 19, 2012 and the option awards will vest in equal installments on each of the first four anniversaries of November 19, 2012. Mr. Sena will also be eligible for an annual bonus. The employment agreement provides that Mr. Sena’s employment with the Company is at-will and his employment thereunder may be terminated at any time with or without notice. If Mr. Sena’s employment is terminated by the Company with “Cause” (as defined in his agreement) or Mr. Sena resigns without “Good Reason” (as defined in his agreement) prior to the one year anniversary of November 19, 2012, Mr. Sena shall be required to repay the signing bonus.

If during the term of the employment agreement, the Company terminates Mr. Sena’s employment without “Cause” or if Mr. Sena resigns his employment for “Good Reason”, then, subject to receiving a signed separation agreement and general release of claims from Mr. Sena, the Company shall pay or provide Mr. Sena with (i) severance equal to six months base salary in accordance with the terms of the Company’s then current severance plan, and (ii) the initial equity grant shall vest on a pro-rata basis based on the length of time elapsed (calculated as if Mr. Sena worked for an additional six months after the date of termination), (iii) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, and (iv) eligibility for an annual bonus for the year of termination determined in accordance with the employment agreement. In addition, the Company shall pay Mr. Sena any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses. Mr. Sena is also subject to certain non-competition restrictions for six (6) months post termination of employment and certain non-solicitation restrictions for eighteen (18) months post termination of employment, as well as perpetual confidentiality provisions. Mr. Sena is subject to a perpetual non-disparagement covenant and subject to Mr. Sena signing a release of claims, the non-disparagement covenant will be mutual. Mr. Sena’s employment agreement was approved by the Board following its approval and recommendation by the Compensation Committee, who were advised by the Company’s compensation consultants. We may enter into other compensation arrangements (such as salary, bonus and retention arrangements, if any) with existing and future officers and employees depending on the circumstances and relevant factors. In connection with the hiring of Mr. Sena, Mr. Hagerup’s employment as our Interim Chief Accounting Officer terminated on December 1, 2012, and thereafter he provided us with transitional services and may provide additional future services to the Company on a project by project consulting basis.

Equity Grants Pursuant to the 2012 Bonus Plan

As discussed above in the section titled “Annual Bonus Plan”, the equity portion payable pursuant to the 2012 Bonus Plan was awarded in November 2012, after the Compensation Committee certified the Fiscal 2012 performance results.

On November 29, 2012, Mr. Asali was granted (i) $1,267,563, in the form of 148,775 fully vested shares of our common stock, (ii) $8,787,997, in the form of 1,031,455 shares of restricted stock which vests as follows: 148,775 on November 29, 2013, 441,340 on November 29, 2014, and 441,340 on November 29, 2015 and (iii) $1,839,364, in the form of nonqualified stock options to purchase 544,900 shares of our common stock which vests as follows: 71,068 were vested on the date of grant, 71,068 on November 29, 2013, 201,383 on November 29, 2014 and 201,383 on November 29, 2015.

On November 29, 2012, Mr. Williams was granted (i) $507,025, in the form of 59,510 fully vested shares of our common stock, (ii) $1,327,978, in the form of 155,866 shares of restricted stock which vests as follows: 59,510 on November 29, 2013, 48,178 on November 29, 2014, and 48,178 on November 29, 2015 and (iii) $331,177, in the form of nonqualified stock options to purchase 100,821 shares of our common stock which vests as follows: 28,427 were vested on the date of grant, 28,427 on November 29, 2013, 21,984 on November 29, 2014 and 21,984 on November 29, 2015.

On November 29, 2012, Mr. Maura was granted (i) $1,014,050, in the form of 119,020 fully vested shares of our common stock, (ii) $7,030,397, in the form of 825,164 shares of restricted stock which vests as follows: 119,020 on November 29, 2013, 353,072 on November 29, 2014, and 353,072 on November 29, 2015 and (iii) $1,471,492, in the form of nonqualified stock options to purchase 435,920 shares of our common stock which vests as follows: 56,854 were vested on the date of grant, 56,854 on November 29, 2013, 161,106 on November 29, 2014 and 161,106 on November 29, 2015.

These equity grants do not appear in this year’s Summary Compensation Table and the Grants of Plan-Based Awards Table, but will appear in the tables next year as 2013 awards, in accordance with SEC rules for our named executive officers in Fiscal 2013.

COMPENSATION AND BENEFITS

Summary Compensation Table

The following table discloses compensation for Fiscal 2012, Fiscal 2011 and Fiscal 2010 received by Messrs. Falcone, Asali, Williams, Maura, Hagerup and McCarron, each of whom was a “named executive officer” during Fiscal 2012. As disclosed in greater detail elsewhere in this Form 10-K/A, Mr. Hagerup, our Interim Chief Accounting Officer, ceased to be an officer of the Company effective as of December 1, 2012, McCarron, our former Executive Vice President and Chief Financial Officer, ceased to be an employee of the Company effective as of April 30, 2012 and Mr. Williams became our Executive Vice President and Chief Financial Officer effective as of March 5, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)		Total ($)
Philip A. Falcone,	2012	—	—	—	—	—	—		—
Chairman of the Board and Chief Executive Officer (1)	2011	—	—	—	—	—	—		—
	2010	—	—	—	—	—	—		—
Omar M. Asali,	2012	500,000	—	1,701,000	1,735,000	7,934,000	—		11,870,000
Director and President (2)	2011	—	—	—	—	—	—		—
	2010	—	—	—	—	—	—		—
Thomas A. Williams,	2012	278,846	—	240,500	233,786	1,448,000	6,423	(7)	2,207,555
Executive Vice President and Chief Financial Officer (3)	2011	—	—	—	—	—	—		—
	2010	—	—	—	—	—	—		—
David M. Maura,	2012	500,000	—	1,215,000	1,231,850	6,346,000	—		9,292,850
Executive Vice President and Managing Director (4)	2011	—	—	—	—	—	—		—
	2010	—	—	—	—	—	—		—
Richard H. Hagerup,	2012	240,000	50,000	—	—	—	—		290,000
Interim Chief Accounting Officer	2011	240,000	50,000	—	—	—	—		290,000
	2010	—	—	—	—	—	—		—
Francis T. McCarron,	2012	300,000	—	—	—	—	536,251	(8)	836,251
Former Executive Vice President and Chief Financial Officer	2011	500,000	1,125,000	—	—	—	9,800		1,634,800
	2010	500,000	1,250,000	—	—	—	9,800		1,759,800

(1)	During Fiscal 2010 through the end of Fiscal 2012, Mr. Falcone did not receive any compensation for his services to the Company.
(2)

During Fiscal 2010 and 2011, Mr. Asali did not receive any compensation for his services to the Company, due to his employment at Harbinger Capital and the interim nature of his employment with the Company.

(3)	Mr. Williams’ base salary represents the amount he earned in Fiscal 2012, given his March 5, 2012 effective date of employment.
(4)

Excludes the one-time grant of 100,000 Spectrum Brands shares to Mr. Maura on July 25, 2012 as authorized and approved by a subcommittee comprised solely of independent directors of the compensation committee of Spectrum Brands in recognition of Mr. Maura’s exceptional service to Spectrum Brands.

(5)

All restricted stock and option awards made in Fiscal 2012 were granted under the 2011 Plan. These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 2(U) to Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K for Fiscal 2012. Mr. McCarron’s Fiscal 2009 option award was made pursuant to our prior 1996 long-term incentive plan.

(6)

This column reflects the cash portion of the incentive awards earned by our named executive officers pursuant to the 2012 Bonus Plan with respect to services performed for the Company during Fiscal 2012. As discussed in the section titled “Annual Bonus Plan,” amounts in excess of two times the target corporate bonus pool are deferred to subsequent years, resulting in the deferral from amounts listed in this column of $5,935,000, $648,000 and $4,746,000 for Messrs. Asali, Williams and Maura respectively, to be paid out in equal installments in November 2014 and 2015 respectively.

(7)	This figure represents the Company’s matching contributions under our 401(k) Plan.
(8)

This figure represents the Company’s matching contributions under our 401(k) Plan in the amount of $6,923 as well as $500,000 in cash severance paid to Mr. McCarron and $29,328, the value of 12 months of continued COBRA coverage for Mr. McCarron and his spouse and dependents.

The SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include in each fiscal year the aggregate fair value, as of the grant date, of all stock, option or other equity awards granted during that year. In November 2012, subsequent to the end of our Fiscal 2012, we granted equity to our named executive officers as part of their 2012 compensation, which was earned pursuant to the 2012 Bonus Plan. The awards made in November 2012 are disclosed in this Form 10-K/A under the heading “Significant Events after Fiscal 2012 – Equity Grants Pursuant to the 2012 Bonus Plan” and will be disclosed and appear in the Summary Compensation Table and the Grants of Plan-Based Awards Table in next year’s Compensation Discussion and Analysis in accordance with SEC rules for our named executive officers in Fiscal 2013.

Agreements with Named Executive Officers

Employment Agreements with Messrs. Asali, Williams and Maura

In January, 2012, the Company entered into an employment agreement with each of Messrs. Asali and Maura, effective as of October 1, 2011. The employment agreements have an initial term of one year starting from October 1, 2011. The employment agreements will automatically renew unless either party gives the other written notice of termination at least 90 days prior to the end of the then current term of the employment agreement. In addition to their duties as President and Managing Director, respectively, the executives will continue to provide certain services to Harbinger Capital affiliated funds through December 31, 2012. Their annual base salaries are $500,000. In accordance with the employment agreements, on February 14, 2012, the executives were granted initial equity grants of restricted stock and nonqualified stock options, subject to certain vesting requirements, as detailed above in the section titled “One-Time Long Term Equity Grant”. In accordance with their employment agreements, Messrs. Asali and Maura are also eligible for an annual bonus comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the 2012 Bonus Plan).

On February 24, 2012, the Company entered into an employment agreement with Mr. Thomas A. Williams as its Executive Vice President and Chief Financial Officer, effective as of March 5, 2012, through October 1, 2013, after which Mr. Williams’ employment agreement has an initial term of one year from March 5, 2012. Mr. Williams’ employment agreement will automatically renew unless either party gives the other written notice of termination at least 90 days prior to the end of the then current term of the employment agreement. Mr. Williams’ annual base salary is $500,000. In accordance with his employment agreement, Mr. Williams was granted initial equity grants of restricted stock and nonqualified stock options, subject to certain vesting requirements, as detailed above in the section titled “One-Time Long Term Equity Grant”. In accordance with his employment agreement, Mr. Williams is also eligible for an annual bonus comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the 2012 Bonus Plan).

Pursuant to the terms of their employment agreements, Messrs. Asali, Williams and Maura are also subject to certain non-competition restrictions for six months following termination of employment and certain non-solicitation restrictions for 18 months following termination of employment, as well as perpetual confidentiality provisions. Such named executive officers are also are subject to a perpetual non-disparagement covenant and, subject to their signing a release of claims, the non-disparagement covenant will be mutual.

Temporary Employment Agreement with Richard H. Hagerup

During Fiscal 2011, we were party to two temporary employment agreements with Mr. Hagerup, effective from December 2010 to June 2011, and June 2011 to December 2011, respectively. During Fiscal 2012, on July 13, 2012, we entered into a temporary employment agreement with Mr. Hagerup, effective as of June 2012, pursuant to which the term of Mr. Hagerup’s employment as the Interim Chief Accounting Officer of the Company was extended to December 1, 2012 or until Mr. Hagerup resigns or is removed from such position. Pursuant to his agreement, Mr. Hagerup is entitled solely to a bi-weekly salary of $9,231. As a temporary employee, Mr. Hagerup is not eligible to participate in any of our benefits plans. Mr. Hagerup ceased to be an officer of the Company effective as of December 1, 2012.

Transition Services Agreement with Francis T. McCarron

In connection with Mr. McCarron’s resignation, the Company and Mr. McCarron entered into a Transition Services Agreement, dated February 15, 2012, pursuant to which Mr. McCarron (i) served as our Chief Financial Officer until March 5, 2012, and (ii) provided transition services in his capacity as an Executive Vice President through April 30, 2012. In exchange for Mr. McCarron agreeing to provide such services and following his execution of a general release of claims, the Company agreed to pay Mr. McCarron (i) his base salary and benefits through April 30, 2012, (ii) $500,000 in severance and (iii) up to 12 months of continued COBRA coverage for Mr. McCarron and his spouse and dependents.

Grants of Plan-Based Awards for Fiscal 2012

The following Grants of Plan-Based Awards table provides information concerning awards granted in Fiscal 2012 to our named executive officers.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value ($)(3)
		Threshold ($)	Target ($)	Maximum ($)
Philip A. Falcone	—	—	—	—	—	—		—	—
Omar M. Asali	2/14/2012 2/14/2012 10/1/2011	— — —	— — 2,500,000	— — —	350,000 — —	— 1,000,000 —	$	— 4.86 —	1,701,000 1,735,000 —
Thomas A. Williams	5/14/2012 5/14/2012 3/5/2012	— — —	— — 1,000,000	— — —	50,000 — —	— 140,000 —	$	— 4.81 —	240,500 233,786 —
David M. Maura	2/14/2012 2/14/2012 10/1/2011	— — —	— — 2,000,000	— — —	250,000 — —	— 710,000 —	$	— 4.86 —	1,215,000 1,231,850 —
Richard H. Hagerup	—	—	—	—	—	—		—	—
Francis T. McCarron	—	—	—	—	—	—		—	—

(1)

This reflects the target payouts to our named executive officers pursuant to the 2012 Bonus Plan with respect to services performed for the Company during Fiscal 2012. Note that the 2012 Bonus Plan is payable 60% in equity and 40% in cash. In accordance with SEC rules, the equity portion (payable in restricted stock and options) are not reportable in the Fiscal 2012 Grants of Plan Based Award table or Summary Compensation table, but will be reported in next year’s proxy statement in the tables for Fiscal 2013. The maximum bonus payment to any individual under the 2012 Bonus Plan with respect to any year is $20,000,000.

(2)	All restricted stock and option awards made in Fiscal 2012 were granted pursuant to the 2011 Plan.
(3)

This column reflects the aggregate grant date fair value of the option and restricted stock awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Note 2(U) to Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K.

Outstanding Equity Awards as of September 30, 2012

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (4) ($)
Philip A. Falcone	—	—		—	—	—	—		—
Omar M. Asali	—	1,000,000	(2)	—	$4.86	2/14/2022	350,000	(2)	$2,950,500
Thomas A. Williams	—	140,000	(3)	—	$4.81	5/14/2022	50,000	(3)	$421,500
David M. Maura	—	750,000	(2)	—	$4.86	2/14/2022	250,000	(2)	$2,107,500
Richard H. Hagerup	—	—		—	—	—	—		—
Francis T. McCarron	—	—		—	—	—	—		—

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our common stock) on the date of grant.
(2)

Messrs. Asali’s and Maura’s restricted stock will vest on October 1, 2014 and the option awards vest in equal annual installments on the first, second, third and fourth anniversaries of October 1, 2011.

(3)	Mr. Williams’ restricted stock will vest on March 5, 2015 and his option awards will vest in equal annual installments on the first, second, third and fourth anniversaries of March 5, 2012.
(4)	The amounts in this column reflect the fair market value of the unvested restricted stock based on the closing stock price of $8.43 on the last trading day in Fiscal 2012.

Option Exercises and Stock Vested

No named executive officers exercised stock options during Fiscal 2012 and no stock awards vested for our named executive officers during Fiscal 2012.

Pension Benefits

For Fiscal 2012, the Company did not maintain any defined benefit pension plan for the benefit of our named executive officers.

Nonqualified Deferred Compensation

The Company did not provide any named executive officers with nonqualified defined contribution or other deferred compensation plans during Fiscal 2012.

Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool. A portion of the annual bonus for Fiscal 2012 payable in cash was deferred, but the effective date of the deferral was in November 2012, thus there were no deferrals for any of our named executive officers on or before the end of Fiscal 2012.

Payments Upon Termination and Change of Control

Termination Payments Payable to Messrs. Asali, Williams and Maura

If during the term of the employment agreements, the Company terminates the executive’s employment without “Cause” (as defined in the employment agreements) or the executive terminates his employment for “Good Reason” (as defined below), including upon a Company initiated nonrenewal of the term so long as the executive provides services through the end of the then current term and separates thereafter, subject to receiving a signed waiver and general release of claims from the executive, the Company shall pay or provide such executive with (i) his base salary for twelve months in continuing installments, (ii) vesting of the initial equity grant on a pro-rata basis based on the length of time elapsed (calculated as if the executive worked through the end of the term), (iii) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, (iv) payment of 50% of the unpaid deferred cash portion, if any, and vesting of 50% of the unvested equity portion, if any, of annual bonuses awarded for years prior to the year of termination, (v) eligibility for an annual bonus for the year of termination determined in accordance with the employment agreement, provided that (A) the cash portion of such bonus shall be paid and the equity portion of such bonus shall be granted on the same terms and at the same time as such grants are made to other senior executives of the Company, (B) the executive shall only be entitled to 50% of any deferred cash component of such annual bonus with such payment to be made within 74 days following the end of the Company’s fiscal year and (C) only 50% of the equity portion of such annual bonus will be granted and such equity grant will be fully vested on the date of grant, and (vi) continued medical and dental benefits for a 12 month period, subject to the executive’s payment for the cost of such benefits as if he had remained an active employee (the “Benefits Continuation”). In addition, the Company shall pay the executive any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.

Upon a termination of employment due to the executive’s death or “Disability” (as defined in the employment agreements), the Company shall pay or provide such executive with (i) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, (ii) the Benefits Continuation, subject to receiving a signed waiver and general release of claims from the executive, and (iii) any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.

“Good Reason” means the occurrence, without an executive’s express written consent, of any of the following events: (A) a material diminution in executive’s authority, duties or responsibilities; (B) a diminution of base salary or (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from his primary residence at the time of such change, except for travel consistent with the terms of the employment agreement; (D) the Company gives notice that the term of the employment agreement is not to be extended so long as the executive continues to perform his duties for the Company through the end of the term and separates from the Company at the end of the term; or (E) a material breach by the Company of the employment agreement. An executive must give the Company a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within twenty-five (25) days after the executive has knowledge that an event constituting Good Reason has occurred, or is deemed to have occurred and must give the Company thirty (30) days to cure. If not cured, the executive must actually terminate his or her employment within 120 days following the event constituting Good Reason; otherwise, that event will no longer constitute Good Reason (except with respect to (D) above.

The following table sets forth amounts of compensation that would have been paid to Messrs. Williams, Asali and Maura if their employment was terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2012.

Name	Salary	Initial Equity Grant (1)	Prior Year Annual Bonus	Annual Bonuses Awarded for Year of Termination(2)	Benefits Continuation (3)	Total
Omar M. Asali	$500,000	$1,876,000	$-	$8,989,224	$30,214	$11,395,437
Thomas A. Williams	$500,000	$267,200	$-	$2,041,502	$1,409	$2,810,110
David M. Maura	$500,000	$1,336,175	$-	$9,000,780	$30,214	$10,867,168

(1)

Messrs. Asali, Williams and Maura each received one-time initial equity grants of restricted stock and stock options which vest on a pro-rata basis based on the length of time elapsed (calculated as if the executive worked through the end of the term) upon a termination without Cause or for Good Reason. The amounts in this column reflect (i) the fair market value of one-third of the unvested restricted stock based on the closing stock price of $8.43 on the last trading day in Fiscal 2012 and (ii) the intrinsic value (difference between $8.43 and the exercise price, multiplied by the number of shares subject to the option) of one-quarter of the unvested stock options.

(2)

This column reflects payments that would have been paid pursuant to the 2012 Bonus Plan and includes (i) the full non-deferred cash component of the bonus (ii) 50% of the deferred cash component of the bonus and (iii) the value of 50% of the stock component of the bonus. In addition, Messrs. Asali, Williams and Maura would receive 272,450, 50,411 and 217,960 vested options, respectively, with an exercise price equal to the fair market value on the date of grant.

(3)	Benefits continuation is also payable if the executives’ employment is terminated due to death or Disability.

Termination Payments Payable to Mr. Hagerup

Mr. Hagerup’s employment agreement provided that in the event that his employment was terminated, he would not have been entitled to any severance except that, if Mr. Hagerup’s employment was terminated by the Company upon less than thirty (30) days advance notice, he would have been entitled to salary continuation during such thirty (30) day period.

Termination Payments Paid to Mr. McCarron

Following his execution of a release of claims, the Company provided Mr. McCarron with (i) $500,000 in severance and (iii) up to 12 months of continued COBRA coverage for Mr. McCarron and his spouse and dependents.

Director Compensation

The Compensation Committee retained Mercer to perform a competitive review of director compensation levels. Considering the analysis and recommendations of Mercer, the Compensation Committee recommended and the Board approved a new director compensation program effective as of July 2011.

Under the new program, directors who are not employees of the Company or of Harbinger Capital (or an affiliate) receive an annual retainer of $80,000 (paid on a quarterly basis) and an annual equity award of $80,000 granted as restricted stock or restricted stock units with vesting and transferability restrictions as described below.

Compensation for service on special, audit and compensation committees is paid in quarterly installments as follows:

Committee	Chair Annual Retainer	Member Annual Retainer
Special	$30,000	$20,000
Audit	$26,000	$15,000
Compensation	$15,000	$6,000

In addition, if a non-employee director of the Company or Harbinger Capital (or an affiliate) attends in excess of 20 committee meetings of our Board in one fiscal year, then such director receives $1,500 for each meeting in excess of 20 that such director attends.

During Fiscal 2012, equity awards of restricted stock or restricted stock units were granted to the non-employee directors for services in Fiscal 2011 and Fiscal 2012, which vested in June and November 2012, respectively, and which will become transferable one year after termination of service as a director of the Company.

Messrs. Chan, Hudgins and Leffler serve on each committee. As stated above, Mr. Chan is the Chairman of the special committee, while Messrs. Hudgins and Leffler are Chairmen of the audit and compensation committees, respectively.

Messrs. Falcone, Hladek, Maura and Asali and Ms. Roger were employees of our Company or Harbinger Capital (or an affiliate) and did not receive any compensation from the Company for their services as directors.

Director Compensation Table

The following table shows for Fiscal 2012 certain information with respect to the compensation of the directors of the Company, excluding Philip A. Falcone, Omar M. Asali and David Maura whose compensation is disclosed above in the section entitled “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Lap W. Chan	138,500	79,826	218,326
Keith M. Hladek	—	—	—
Thomas Hudgins	142,500	79,826	220,326
Robert V. Leffler, Jr.	140,500	79,826	222,326
Robin Roger	—	—	—

(1)

This column reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). The awards were granted in November 2011 and vested on November 29, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLANS

The following table provides information with respect to our equity compensation plans under which our equity securities were authorized for issuance as of September 30, 2012.

Equity Compensation Plan Information for Fiscal 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	3,136	$3.61	13,865
Equity compensation plans not approved by security holders	—	—	—

Total	3,136	$3.61	13,865

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER

PARTICIPATION

As disclosed elsewhere herein, prior to April 2011, we did not have a compensation committee because of the limited number of our senior executives and our status as a “controlled company” under applicable NYSE Rules. During such time, the entire Board was responsible for determining compensation for our directors and executive officers. In April 2011, our Board formed our Compensation Committee and adopted our Compensation Committee Charter.

During Fiscal 2012, Mr. Falcone served as a director and executive officer of our subsidiary, Zap.Com, Messrs., Asali and Hladek served as directors of Zap.Com, and Messrs. Williams, McCarron and Hagerup served as executive officers of Zap.Com. Mr. Asali is also a director of Spectrum Brands. Mr. Maura, one of our directors and executive officers, is also a director and member of the compensation committee of Spectrum Brands. Certain of our directors and executive officers who are currently or were formerly employed by Harbinger Capital may serve as directors or executive officers of other entities affiliated with Harbinger Capital from time to time.

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

Robert V. Leffler, Jr. (Chairman)
Lap W. Chan Thomas M. Hudgins

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the number of shares of our Common Stock beneficially owned as of January 17, 2013 by:

•	each named executive officer,

•	each director,

•	each person known to us to beneficially own more than 5% of our outstanding Common Stock (the “5% stockholders”), and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders and the number of shares of our Common Stock beneficially owned, including shares of our Common Stock which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to applicable community property laws. As of January 17, 2013, there were 143,195,028 shares of Common Stock outstanding, 49,055,060 shares issuable upon conversion of the Preferred Stock (as defined below) and 811,495 shares issuable upon exercise of outstanding options that are currently exercisable or exercisable within 60 days of January 17, 2013.

Included in the computation of the number of shares of our Common Stock outstanding and beneficially owned by a person and the percentage ownership of that person in the table below are shares of our Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of January 17, 2013. These shares of our Common Stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. The shares of our Common Stock that may be acquired upon the conversion of our shares of our Series A Participating Convertible Preferred Stock and Series A-2 Participating Convertible Preferred Stock (collectively, “Preferred Stock”) are included as outstanding in the table below. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Harbinger Group Inc., 450 Park Avenue, 30th floor, New York, New York 10022.

Name and Address	Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders at January 17, 2012
Harbinger Capital Partners Master Fund I, Ltd.(2)	79,319,523	41.3%
Harbinger Capital Partners Special Situations Fund, L.P.(3)	17,446,730	9.1%
Global Opportunities Breakaway Ltd.(4)	10,093,637	5.3%
CF Turul Group(5)	19,220,100	9.9%

Our Directors and Executive Officers Serving at January 17, 2012
Omar M. Asali (6)	1,776,434	*
Lap W. Chan	21,645	*
Philip A. Falcone(7)	106,859,890	55.6%
Keith M. Hladek(11)	—	*
Thomas Hudgins (8)	—	*
Robert V. Leffler, Jr.	24,171	*
David Maura (9)	1,373,705	*
Thomas A. Williams (10)	266,386	*
Robin Roger(11)	—	*
Michael Sena	—	*
All current directors and executive officers as a group (10 persons)	110,322,231	57.1%

*	Indicates less than 1% of our outstanding Common Stock.
(1)	On a fully diluted basis after giving effect to the conversion of the outstanding Preferred Stock and the limitation on voting by CF Turul Group described in note 5 below.
(2)

Based solely on a Schedule 13D, Amendment No. 14, filed with the SEC on January 16, 2013, the Master Fund is the beneficial owner of 79,319,523 shares of our Common Stock, which may also be deemed to be beneficially owned by Harbinger Capital, the investment manager of Master Fund; Harbinger Holdings, LLC (“Harbinger Holdings”), the managing member of Harbinger Capital, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Master Fund. The address of the Master Fund is c/o International Fund Services (Ireland) Limited, 78 Sir John Rogerson’s Quay, Dublin L2, Ireland. The Master Fund has reported in its Schedule 13D, as amended, that all of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund.

(3)

Based solely on a Schedule 13D, Amendment No. 14, filed with the SEC on January 16, 2013, the Special Situations Fund is the beneficial owner of 17,446,730 shares of our Common Stock, which may be deemed to be beneficially owned by Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the general partner of the Special Situations Fund, Harbinger Holdings, the managing member of HCPSS, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Special Situations Fund. The address of the Special Situations Fund is 450 Park Avenue, 30th floor, New York, New York, 10022.

(4)

Based solely on a Schedule 13D, Amendment No. 14, filed with the SEC on January 16, 2013, the Global Fund is the beneficial holder of 10,093,637 shares of our Common Stock, which may be deemed to be beneficially owned by Harbinger Capital Partners II LP (“HCP II”), the investment manager of the Global Fund; Harbinger Capital Partners II GP LLC (“HCP II GP”), the general partner of HCP II, and Mr. Falcone, the managing member of HCP II GP and the portfolio manager of the Global Fund. The address of the Global Fund is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, Cayman Islands KY1-1104.

(5)

Based solely on a Schedule 13D, Amendment No. 1, filed with the SEC on August 12, 2011, CF Turul LLC (“CF Turul”) may be deemed to be the beneficial holder of 31,538,462 shares of our Common Stock upon conversion of its Preferred Stock. The Preferred Stock is entitled to vote with our shares of Common Stock on an as-converted basis on all matters submitted to a vote of Common Stock. Prior to receipt of certain regulatory approvals, the Preferred Stock held by CF Turul LLC may be voted up to only 9.9% of our Common Stock (19,220,100 shares of Common Stock, as of January 17, 2013). As described in the Schedule 13D filed with SEC on August 5, 2011, each of Fortress Credit Opportunities Advisors LLC, FIG LLC, Hybrid GP Holdings LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC, Mr. Peter L. Briger, Jr., and Mr. Constantine M. Dakolias (collectively, the “CF Turul Group”) may also be deemed to be the beneficial holder of our shares of Common Stock beneficially owned by CF Turul, assuming the effectiveness of a joint investment committee agreement. The business address of CF Turul is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(6)	Includes 1,455,366 shares of Common Stock and vested options that represent 321,068 shares of Common Stock. Does not include 1,223,832 shares subject to unvested options.
(7)

Based solely on a Schedule 13D, Amendment No. 14, filed with the SEC on January 16, 2013, Mr. Falcone, the managing member of Harbinger Holdings and HCP II GP and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 106,859,890 shares of our Common Stock. Mr. Falcone has shared voting and dispositive power over all such shares. The Master Fund has reported in its Schedule 13D, as amended, that all of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. Mr. Falcone disclaims beneficial ownership of the shares reported in the Schedule 13D, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.

(8)

Does not include 4,329 Restricted Stock Units, which vest on June 30, 2012 which shall be delivered one year after the date Mr. Hudgins ceases to provide services as a director. Also does not include 17,316 Restricted Stock Units that vest on November 28, 2012 which shall be delivered one year after the date Mr. Hudgins ceases to provide services as a director.

(9)

Includes 1,139,351 shares of Common Stock and vested options that represent 234,354 shares of Common Stock. Does not include 911,566 shares subject to unvested options. All reported shares are pledged as collateral.

(10)	Includes 237,959 shares of Common Stock and vested options that represent 28,427 shares of Common Stock. Does not include 212,394 shares subject to unvested options.
(11)	Mr. Hladek’s and Ms. Roger’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.

Changes in Control

To the knowledge of the Company, other than the pledge by the Master Fund described in notes 2 and 7 to the table above, there are no arrangements, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company, other than ordinary default provisions that may be contained in our Charter or Bylaws, or trust indentures or other governing instruments relating to the securities of the Company.

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

Services Arrangements

During Fiscal 2012, Harbinger Capital, provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the January 9, 2012. The Company has recognized $2,030,000 and $1,500,000 of expenses under these arrangements with respect Fiscal 2012 and Fiscal 2011, respectively. Such amounts have been approved by a special committee of the Company’s Board, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

On November 14, 2012, the Company and Harbinger Capital entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, onetime costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. On October 31, 2012, a special committee of the Company’s Board, comprised of independent directors under the rules of the NYSE, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, On November 1, 2012, the Company’s Board approved the Services Agreement.

Spectrum Brands Acquisition in January 2011

On September 10, 2010, we entered into a Contribution and Exchange Agreement (as amended, the “Exchange Agreement”) with the Harbinger Parties, pursuant to which the Harbinger Parties agreed to contribute a majority interest in Spectrum Brands to us in exchange for 4.32 shares of our Common Stock for each share of Spectrum Brands Common Stock contributed to us (the “Spectrum Brands Acquisition”). The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our Common Stock ($6.33) and Spectrum Brands Common Stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day we received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition. The Exchange Agreement and the transactions and agreement contemplated thereby, including the Stockholder Agreement and Registration Rights Agreement with Spectrum Brands (as defined below) and the HGI Registration Rights Agreement (as defined below), were approved by the Board upon a determination by a special committee comprised of independent directors of the Board as determined under the NYSE Rules, that it was in the best interests of the Company and its stockholders (other than the Harbinger Parties and their affiliates) to enter into such agreements and proceed with the transactions and agreements contemplated thereby.

On September 10, 2010, the Harbinger Parties, who held a majority of our outstanding Common Stock on that date, approved the issuance of our Common Stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.

On January 7, 2011, the Spectrum Brands Acquisition was consummated and we issued an aggregate of 119,909,829 shares of our Common Stock to the Harbinger Parties in exchange for an aggregate of 27,756,905 shares of Spectrum Brands Common Stock, or approximately 54.5% of the then outstanding Spectrum Brands Common Stock, as contemplated by the Exchange Agreement. In connection with the consummation of the Spectrum Brands Acquisition, we also became party to the existing Stockholder Agreement, dated as of February 9, 2010, by and among the Harbinger Parties and Spectrum Brands and the existing registration rights agreement, dated as of February 9, 2010, by and among the Harbinger Parties, Spectrum Brands, and certain other stockholders the “Registration Rights Agreement”).

HGI Registration Rights Agreement

In connection with an acquisition of Spectrum Brands in 2010, HGI and the Harbinger Parties entered into a registration rights agreement, dated as of September 10, 2010, (the “HGI Registration Rights Agreement”) pursuant to which, after the consummation of the Spectrum Brands Acquisition, the Harbinger Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to (i) any and all shares of our Common Stock owned after the date of the HGI Registration Rights Agreement by the Harbinger Parties and their permitted transferees (irrespective of when acquired) and any shares of our Common Stock issuable or issued upon exercise, conversion or exchange of our other securities owned by the Harbinger Parties, and (ii) any of our securities issued in respect of the shares of our Common Stock issued or issuable to any of the Harbinger Parties with respect to the securities described in clause (i) above.

Under the HGI Registration Rights Agreement, any of the Harbinger Parties may demand that HGI register all or a portion of such Harbinger Party’s shares of HGI’s Common Stock for sale under the Securities Act of 1933, as amended, so long as the anticipated aggregate offering price of the securities to be offered is (i) at least $30 million if registration is to be effected pursuant to a registration statement on Form S-1 or any similar “long-form” registration or (ii) at least $5 million if registration is to be effected pursuant to a registration statement on Form S-3 or a similar “short-form” registration. Under the agreement, HGI is not obligated to effect more than three such “long-form” registrations in the aggregate for all of the Harbinger Parties.

The HGI Registration Rights Agreement also provides that if HGI decides to register any shares of its Common Stock for its own account or the account of a stockholder other than the Harbinger Parties (subject to certain exceptions set forth in the agreement), the Harbinger Parties may require HGI to include all or a portion of their shares of HGI’s Common Stock in the registration and, to the extent the registration is in connection with an underwritten public offering, to have such shares included in the offering.

In accordance with its obligations under the HGI Registration Rights Agreement, on December 13, 2012, the Company entered into an equity underwriting agreement (the “UWA”) by and among the Company, the Harbinger Parties and Jefferies & Company, Inc., as representative of the several underwriters named in Schedule 1 thereto, for the sale of 20 million shares of Common Stock by the Harbinger Parties pursuant to an effective shelf registration statement.

On January 16, 2013, the Harbinger Parties sold another 3 million shares to the underwriters pursuant to an option to purchase such shares granted to the underwriters under the UWA.

Under the UWA, the Company made certain representations and warranties on customary terms. In addition, concurrently with the execution of the equity underwriting agreement, the Harbinger Parties, certain of the directors, officers and employees of the Company and CF Turul entered into a 90-day lock-up agreement.

FGL Acquisition

On March 7, 2011, HGI entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) HGI acquired from the Master Fund a 100% membership interest in HFG, which was the buyer under the F&G Stock Purchase Agreement, between HFG and OM Group (UK) Limited (“OM Group”), pursuant to which HFG agreed to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower, and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco (together, the “FGL Acquisition”). In consideration for the interests in HFG and FS Holdco, HGI reimbursed $13.3 million to the Master Fund for certain expenses incurred by the Master Fund in connection with the FGL Acquisition and submitted certain expenses of the Master Fund for reimbursement by OM Group under the F&G Stock Purchase Agreement. The Transfer Agreement and the transactions contemplated thereby, including the F&G Stock Purchase Agreement, was approved by HGI’s Board of Directors upon a determination by a special committee (the “FGL Special Committee”) comprised solely of directors who were independent under the rules of the NYSE and represented by independent counsel and other advisors, that it was in the best interests of HGI and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the FGL Acquisition. On April 6, 2011, the Company completed the FGL Acquisition.

Spectrum Brands Share Offering

On July 14, 2011, the Master Fund and Spectrum Brands (together, the “Selling Stockholders”) entered into an equity underwriting agreement with Credit Suisse Securities (USA) LLC, as representative of the underwriters listed therein, with respect to the offering of 1,000,000 shares of Spectrum Brands common stock by Spectrum Brands and 5,495,489 shares of Spectrum Brands common stock by the Master Fund, at a price per share to the public of $28.00. The Company did not sell any shares of Spectrum Brands common stock in the offering. In connection with the offering, we agreed to a 180-day lock up agreement. In addition, the Master Fund entered into a standstill agreement with us, pursuant to which the Master Fund agreed that it would not, among other things (a) either individually or as part of a group, acquire, offer to acquire, or agree to acquire any securities (or beneficial ownership thereof) of Spectrum Brands; (b) other than with respect to certain existing holdings, form, join or in any way participate in a group with respect to any securities of Spectrum Brands; (c) effect, seek, offer, propose or cause or participate in (i) any merger, consolidation, share exchange or business combination involving Spectrum Brands or any material portion of Spectrum Brands’ business, (ii) any purchase or sale of all or any substantial part of the assets of Spectrum Brands or any material portion of the Spectrum Brands’ business; (iii) any recapitalization, reorganization or other extraordinary transaction with respect to Spectrum Brands or any material portion of the Spectrum Brands’ business, or (iv) any representation on the board of directors of Spectrum Brands.

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

Item 14. Principal Accounting Fees and Services.

In accordance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Audit Committee Charter provides that the Audit Committee of our Board has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”), the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. The Audit Committee has also delegated pre-approval to the Audit Committee Chairman to pre-approve audit services of up to $200,000 and certain permitted non-audit services up to $50,000 per engagement; however, any services pre-approved by the Audit Committee Chairman must be reported to the full Audit Committee at its next meeting.

The table below sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered (i) during Fiscal 2012 to the Company, HGI Funding and to HFG and (ii) during Fiscal 2011 to the Company, HGI Funding and to HFG after its acquisition by the Company. Professional fees paid for such services by our other reporting affiliates, Spectrum Brands and its subsidiaries and Zap.Com, are disclosed in such affiliates’ Annual Report on Form 10-K or amendments thereto.

	For Fiscal 2012	For Fiscal 2011
Audit fees	$3,630,000	$2,862,000
Audit-related fees	330,000	460,000
Tax fees	201,000	—
All other fees	12,000	—

Total fees	$4,173,000	$3,322,000

•

Audit Fees are fees for professional services for the audit of the consolidated financial statements included in Form 10-K and the review of the consolidated financial statements included in Form 10-Qs or services that are provided in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain foreign subsidiaries.

•	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements.

•	Tax Fees are fees for tax compliance, tax advice and tax planning.

•	All Other Fees are fees, if any, for any services not included in the first three categories.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

See the Exhibit Index for a list of additional exhibits included in this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Date: January 25, 2013	By:	/s/ THOMAS A. WILLIAMS
Thomas A. Williams
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)

Exhibit Index

Exhibit No.	Description of Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith