Form 10-Q
period 2012-12-30
HARBINGER GROUP INC.
filed 2013-02-08
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-4219

Harbinger Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 30th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

There were 143,147,896 shares of the registrant’s common stock outstanding as of February 4, 2013.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 30, 2012	September 30, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$16,476.6	$16,088.9
Equity securities	312.1	394.9
Derivative investments	156.4	200.7
Asset-backed loans	204.8	180.1
Other invested assets	66.6	53.8

Total investments	17,216.5	16,918.4
Cash and cash equivalents	1,103.7	1,470.7
Receivables, net	566.7	414.4
Inventories, net	679.2	452.6
Accrued investment income	153.0	191.6
Reinsurance recoverable	2,378.5	2,363.1
Deferred tax assets	189.0	312.7
Properties, net	328.0	221.6
Goodwill	1,421.3	694.2
Intangibles, including DAC and VOBA, net	2,475.7	1,988.5
Other assets	347.2	172.6

Total assets	$26,858.8	$25,200.4

LIABILITIES AND EQUITY
Insurance reserves:
Contractholder funds	$15,349.0	$15,290.4
Future policy benefits	3,592.3	3,614.8
Liability for policy and contract claims	99.7	91.1

Total insurance reserves	19,041.0	18,996.3
Debt	3,917.8	2,167.0
Accounts payable and other current liabilities	736.2	754.2
Equity conversion feature of preferred stock	163.1	232.0
Employee benefit obligations	100.2	95.1
Deferred tax liabilities	492.3	382.4
Other liabilities	416.8	655.3

Total liabilities	24,867.4	23,282.3

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	323.0	319.2

Harbinger Group Inc. stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	848.3	861.2
Accumulated deficit	(36.4)	(98.2)
Accumulated other comprehensive income	403.3	413.2

Total Harbinger Group Inc. stockholders’ equity	1,216.6	1,177.6
Noncontrolling interest	451.8	421.3

Total permanent equity	1,668.4	1,598.9

Total liabilities and equity	$26,858.8	$25,200.4

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended
	December 30, 2012	January 1, 2012
	(Unaudited)
Revenues:
Net consumer product sales	$870.3	$848.8
Insurance premiums	13.8	16.8
Net investment income	178.0	186.8
Net investment gains	146.5	103.9
Insurance and investment product fees and other	13.7	9.7

Total revenues	1,222.3	1,166.0
Operating costs and expenses:
Consumer products cost of goods sold	582.1	564.7
Benefits and other changes in policy reserves	83.6	176.9
Selling, acquisition, operating and general expenses	254.6	255.9
Amortization of intangibles	86.6	56.7

Total operating costs and expenses	1,006.9	1,054.2

Operating income	215.4	111.8
Interest expense	(143.1)	(55.9)
Gain from the change in the fair value of the equity conversion feature of preferred stock	68.9	27.9
Other (expense) income, net	(8.7)	1.2

Income from continuing operations before income taxes	132.5	85.0
Income tax expense	64.4	39.5

Net income	68.1	45.5
Less: Net (loss) income attributable to noncontrolling interest	(6.0)	6.0

Net income attributable to controlling interest	74.1	39.5
Less: Preferred stock dividends and accretion	12.1	15.7

Net income attributable to common and participating preferred stockholders	$62.0	$23.8

Net income per common share attributable to controlling interest:
Basic	$0.31	$0.12

Diluted	$0.03	$0.06

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended
	December 30, 2012	January 1, 2012
	(Unaudited)
Net income	$68.1	$45.5
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2.7	(14.9)
Net unrealized gain on derivative instruments	0.3	2.1
Actuarial adjustments to pension plans	(0.3)	0.3
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	126.3	76.3
Net reclassification adjustment for gains included in net income	(172.0)	(69.1)

Changes in unrealized investment gains after reclassification adjustment	(45.7)	7.2
Adjustments to intangible assets	28.0	5.3
Changes in deferred income tax asset/liability	6.2	(4.4)

Net unrealized gain on investments	(11.5)	8.1

Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	(0.9)
Adjustments to intangible assets	—	0.3
Changes in deferred income tax asset/liability	—	0.2

Net non-credit related other than-temporary impairment	—	(0.4)

Net change to derive comprehensive income (loss) for the period	(8.8)	(4.8)

Comprehensive income	59.3	40.7

Less: Comprehensive income attributable to the noncontrolling interest:
Net income	(6.0)	6.0
Other comprehensive income (loss)	1.3	(5.7)

	(4.7)	0.3

Comprehensive income attributable to the controlling interest	$64.0	$40.4

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	December 30, 2012	January 1, 2012
	(Unaudited)
Cash flows from operating activities:
Net income	$68.1	$45.5
Adjustments to reconcile net income to operating cash flows:
Depreciation of properties	11.6	10.0
Amortization of intangibles	86.6	56.7
Stock-based compensation	6.5	4.5
Amortization of debt issuance costs	2.6	2.4
Amortization of debt discount	0.2	0.3
Write-off of debt issuance costs on retired debt	15.5	—
Write-off of debt discount on retired debt	3.0	—
Deferred income taxes	129.7	41.2
Cost of trading securities acquired for resale	—	(348.5)
Proceeds from trading securities sold	—	415.9
Interest credited/index credits to contractholder account balances	55.9	137.9
Amortization of fixed maturity discounts and premiums	13.2	24.5
Net recognized gains on investments and derivatives	(207.8)	(133.9)
Charges assessed to contractholders for mortality and administration	(6.8)	(3.1)
Deferred policy acquisition costs	(35.7)	(39.8)
Cash transferred to reinsurer	—	(176.8)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	5.2	—
Non-cash restructuring and related charges	4.9	0.6
Changes in operating assets and liabilities:	(328.2)	(41.9)

Net change in cash due to operating activities	(175.5)	(4.5)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid
Available-for-sale	2,913.4	1,605.9
Held-to-maturity	—	70.9
Trading (acquired for holding)	91.0	21.4
Derivatives and other	50.3	41.5
Cost of investments acquired
Available-for-sale	(3,395.1)	(536.6)
Held-to-maturity	—	(30.0)
Trading (acquired for holding)	—	(54.1)
Derivatives and other	(45.3)	(33.8)
Acquisitions, net of cash acquired	(1,295.9)	(183.1)
Asset-backed loans originated, net	(26.2)	—
Capital expenditures	(10.7)	(10.9)
Other investing activities, net	(100.0)	(0.1)

Net change in cash due to investing activities	(1,818.5)	891.1

Cash flows from financing activities:
Proceeds from issuance of new debt	2,585.0	218.4
Repayment of debt, including tender and call premiums	(917.1)	(97.2)
Revolving credit facility activity	32.0	11.4
Debt issuance costs	(62.8)	(4.0)
Purchases of subsidiary stock, net	(16.0)	(12.8)
Contractholder account deposits	491.5	611.3
Contractholder account withdrawals	(475.6)	(540.8)
Dividend paid by subsidiary to noncontrolling interest	(1.0)	—
Dividends paid on preferred stock	(8.3)	(7.1)

Net change in cash due to financing activities	1,627.7	179.2

Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.6

Net (decrease) increase in cash and cash equivalents	(367.0)	1,067.4
Cash and cash equivalents at beginning of period	1,470.7	1,137.4

Cash and cash equivalents at end of period	$1,103.7	$2,204.8

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions, except share and per share figures)

(1) Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of the Business

Harbinger Group Inc. (“HGI” and, collectively with its respective subsidiaries, the “Company”) is a diversified holding company, the outstanding common stock of which is 76.7% and 74.6% owned, respectively, as of December 30, 2012 and the date of this filing, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Company’s Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”). Such common stock ownership by the Principal Stockholders represents a voting interest of 57.2% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”

HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. As such, the Company has gained controlling interests in Spectrum Brands Holdings, Inc., a Delaware corporation (collectively with its consolidated subsidiaries, where applicable, “Spectrum Brands”), Fidelity & Guaranty Life Holdings, Inc., a Delaware corporation (“FGL”) and Salus Capital Partners, LLC (“Salus”). As of December 30, 2012, the Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 57.4%. Spectrum Brands is a global branded consumer products company which trades on the NYSE under the symbol “SPB.” FGL, a wholly-owned subsidiary, is a provider of annuity and life insurance products in the United States of America. Salus is a provider of secured asset-based loans to entities across a variety of industries.

In addition to acquiring controlling interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. The Company also owns 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate.

In November, the Company announced a joint venture with EXCO Resources Inc. (“EXCO”) to create a private oil and gas limited partnership (the “EXCO/HGI Partnership”) that will purchase and operate EXCO’s producing U.S. conventional oil and gas assets, for a total consideration of $725.0 million (the “EXCO/HGI Production Partners Acquisition”). The Partnership will constitute the Company’s initial operating business in the energy sector.

In December 2012, the Company closed a secondary offering, in which the Principal Stockholders offered 20.0 million shares of common stock at a price to the public of $7.50 per share. In addition, in January 2013, the underwriters exercised their option to purchase an additional 3.0 million shares of common stock from the Principal Stockholders. The Company did not receive any proceeds from the sale of shares in this offering.

In December 2012, the Company issued $700.0 aggregate principal amount 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 10.625% Notes. Additionally, the Company deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 aggregate principal amount of the 10.625% Notes. The remainder of the proceeds will be used for working capital by the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses.

In December, Spectrum Brands acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. A portion of the Hardware Acquisition has not yet closed, consisting of the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 13, Acquisitions.

Also in December 2012, Spectrum Brands Escrow Corp. issued $520.0 aggregate principal amount of 6.375% Senior Notes due 2020 (the “6.375% Notes”) and $570.0 aggregate principal amount of 6.625% Senior Notes due 2022 (the “6.625% Notes”). The 6.375% Notes and the 6.625% Notes were assumed by Spectrum Brands, in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 term loan facility, of which $100.0 is in Canadian dollar equivalents (the “Term Loan”). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing. Refer to Note 6, Debt, as well as Note 13, Acquisitions, to our Condensed Consolidated Financial Statements.

The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in three reporting segments: (i) Consumer Products through Spectrum Brands, (ii) Insurance through FGL and (iii) Other Financial Services. For the results of operations by segment, and other segment data, see Note 16, Segment Data.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2012 (the “Form 10-K”). The results of operations for the three months ended December 30, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2013.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. A deferral of provisions of the guidance requiring disclosure of the income statement location were gains and losses reclassified out of comprehensive income are located was issued in December 2011. In November 2012, the FASB issued a statement of opinion to clarify their position on the reclassification disclosures, allowing disclosure of reclassification adjustments on the face of the comprehensive income statement or in the notes to the financial statements. The Company implemented the new guidance effective October 1, 2012, electing to present comprehensive income in two separate but consecutive statements, however the final disclosure requirements for reclassification adjustments are not effective until the second quarter of Fiscal 2013. The Company has implemented all required disclosures except the deferred reclassification provisions which will be implemented in the second quarter of Fiscal 2013.

Impairment Testing

Also effective October 1, 2012, the Company implemented new guidance intended to simplify how the Company tests for impairments of goodwill and indefinite-lived intangible assets. The guidance will allow the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment tests for goodwill and indefinite-lived intangible assets. The Company will no longer be required to calculate, respectively for goodwill and indefinite-lived intangible assets, the fair value of a reporting unit, or the fair value of an indefinite-lived intangible asset, unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company will apply this new guidance upon its annual impairment analysis of its goodwill and indefinite-lived intangible assets, in August 2013. The Company does not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

(2) Investments

HGI’s investments consist of (1) marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, and (2) U.S. Treasury securities and a certificate of deposit classified as held-to-maturity and carried at amortized cost, which approximates fair value. FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments are summarized as follows:

	December 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,263.6	$27.8	$(0.7)	$1,290.7	$1,290.7
Commercial mortgage-backed securities	526.4	39.0	(1.8)	563.6	563.6
Corporates	9,161.3	724.1	(11.2)	9,874.2	9,874.2
Hybrids	422.1	21.1	(1.7)	441.5	441.5
Municipals	1,039.3	136.2	(1.2)	1,174.3	1,174.3
Agency residential mortgage-backed securities	135.8	4.5	(0.3)	140.0	140.0
Non-agency residential mortgage-backed securities	914.1	57.9	(2.8)	969.2	969.2
U.S. Government	2,011.3	11.8	—	2,023.1	2,023.1

Total fixed-maturity securities	15,473.9	1,022.4	(19.7)	16,476.6	16,476.6
Equity securities
Available-for-sale	253.8	11.7	(1.7)	263.8	263.8
Held for trading	101.7	—	(53.4)	48.3	48.3

Total equity securities	355.5	11.7	(55.1)	312.1	312.1
Derivative investments	141.4	35.3	(20.3)	156.4	156.4
Asset-backed loans	204.8	—	—	204.8	204.8
Other invested assets
U.S. Treasuries and certificate of deposit, held-to maturity	33.9	—	—	33.9	33.9
Policy loans and other invested assets	32.7	—	—	32.7	32.7

Total other invested assets	66.6	—	—	66.6	66.6

Total investments	$16,242.2	$1,069.4	$(95.1)	$17,216.5	$17,216.5

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,010.9	$18.6	$(1.6)	$1,027.9	$1,027.9
Commercial mortgage-backed securities	520.0	36.2	(2.4)	553.8	553.8
Corporates	10,211.8	807.2	(10.0)	11,009.0	11,009.0
Hybrids	519.0	18.8	(9.6)	528.2	528.2
Municipals	1,083.2	141.9	(1.1)	1,224.0	1,224.0
Agency residential mortgage-backed securities	149.5	5.8	(0.3)	155.0	155.0
Non-agency residential mortgage-backed securities	629.1	35.8	(4.3)	660.6	660.6
U.S. Government	917.5	12.9	—	930.4	930.4

Total fixed-maturity securities	15,041.0	1,077.2	(29.3)	16,088.9	16,088.9
Equity securities
Available-for-sale	237.5	11.9	(1.3)	248.1	248.1
Held for trading	191.8	—	(45.0)	146.8	146.8

Total equity securities	429.3	11.9	(46.3)	394.9	394.9
Derivative investments	142.1	67.0	(8.4)	200.7	200.7
Asset-backed loans	180.1	—	—	180.1	180.1
Other invested assets
U.S. Treasuries and certificate of deposit, held-to-maturity	35.0	—	—	35.0	35.0
Policy loans and other invested assets	18.8	—	—	18.8	18.8

Total other invested assets	53.8	—	—	53.8	53.8

Total investments	$15,846.3	$1,156.1	$(84.0)	$16,918.4	$16,918.4

Included in AOCI were unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at both December 30, 2012 and September 30, 2012.

Securities held on deposit with various state regulatory authorities had a fair value of $20.6 and $20.7 at December 30, 2012 and September 30, 2012, respectively.

Maturities of Fixed-maturity Securities

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 30, 2012
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$622.0	$624.7
Due after one year through five years	4,175.7	4,263.1
Due after five years through ten years	3,419.4	3,690.8
Due after ten years	4,333.0	4,850.4

Subtotal	12,550.1	13,429.0
Other securities which provide for periodic payments:
Asset-backed securities	1,263.7	1,290.7
Commercial-mortgage-backed securities	526.5	563.6
Structured hybrids	83.6	84.0
Agency residential mortgage-backed securities	135.8	140.0
Non-agency residential mortgage-backed securities	914.2	969.3

Total fixed maturity available-for-sale securities	$15,473.9	$16,476.6

Securities in an Unrealized Loss Position

As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage backed securities, FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of December 30, 2012. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL’s management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	December 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$7.6	$(0.1)	$186.9	$(0.6)	$194.5	$(0.7)
Commercial-mortgage-backed securities	7.1	(1.7)	14.4	(0.1)	21.5	(1.8)
Corporates	98.4	(2.3)	709.5	(8.9)	807.9	(11.2)
Hybrids	40.1	(1.6)	6.4	(0.1)	46.5	(1.7)
Municipals	—	—	103.7	(1.2)	103.7	(1.2)
Agency residential mortgage-backed securities	6.5	(0.2)	3.3	(0.1)	9.8	(0.3)
Non-agency residential mortgage-backed securities	77.9	(2.1)	65.4	(0.7)	143.3	(2.8)
Equities	40.5	(1.1)	6.7	(0.6)	47.2	(1.7)

Total available-for-sale securities	$278.1	$(9.1)	$1,096.3	$(12.3)	$1,374.4	$(21.4)

Total number of available-for-sale securities in an unrealized loss position		158		62		220

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$169.8	$(1.0)	$7.5	$(0.6)	$177.3	$(1.6)
Commercial-mortgage-backed securities	0.8	(0.8)	10.7	(1.6)	11.5	(2.4)
Corporates	411.3	(8.1)	45.5	(1.9)	456.8	(10.0)
Hybrids	13.4	(0.4)	107.7	(9.2)	121.1	(9.6)
Municipals	71.1	(1.1)	—	—	71.1	(1.1)
Agency residential mortgage-backed securities	1.8	(0.2)	6.1	(0.1)	7.9	(0.3)
Non-agency residential mortgage-backed securities	12.9	(0.3)	101.8	(4.0)	114.7	(4.3)
Equities	—	—	44.5	(1.3)	44.5	(1.3)

Total available-for-sale securities	$681.1	$(11.9)	$323.8	$(18.7)	$1,004.9	$(30.6)

Total number of available-for-sale securities in an unrealized loss position		100		56		156

At December 30, 2012 and September 30, 2012, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and hybrids. Total unrealized losses were $21.4 and $30.6 at December 30, 2012 and September 30, 2012, respectively. Exposure to finance-related holdings represents the largest component of the unrealized loss position in the portfolio, as spreads for holdings in this industry sector remain above historical levels. Elevated spreads in certain structured asset classes have also affected prices of commercial mortgage-backed securities and non-agency residential mortgage-backed securities. With evidence that the housing sector in the U.S. is recovering, FGL has added to its non-agency residential mortgage-backed holdings during the year by purchasing securities with a National Association of Insurance Commissioners (“NAIC”) 1 equivalent rating. As of December 30, 2012, these securities were in an unrealized gain position. The improvement in unrealized loss positions in hybrids from September 30, 2012 to December 30, 2012 was primarily a result of greater availability of capital for firms and regulatory changes which have encouraged certain issuers to retire their outstanding securities, thereby moving prices higher.

The combination of ongoing liquidity efforts by global central banks to stem contagion from a Eurozone slowdown, and accommodative monetary policy (especially in the U.S.) that is keeping base interest rates low, helped drive strong performance in risk assets in the December 30, 2012 quarter. The prices of securities exposed to the residential real estate market in the U.S. also increased, which management believes is a result of the decline in risk aversion and data indicating that the housing market in the U.S. has improved.

At December 30, 2012 and September 30, 2012, securities with a fair value of $0.7 and $1.2, respectively, were depressed greater than 20% of amortized cost (excluding United States Government and United States Government sponsored agency securities), which represented less than 1% of the carrying values of all investments. The improvement in unrealized loss positions from September 30, 2012 is primarily due to two factors: (i) securities at depressed prices were sold over the past fiscal quarter, reducing the size of holdings at an unrealized loss position and (ii) improving risk sentiment has lifted the market prices of investment grade bonds. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.

Credit Loss Portion of Other-than-temporary Impairments

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL at December 30, 2012 and January 1, 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three Months Ended
	December 30, 2012	January 1, 2012
Balance at the beginning of the period	$2.7	$0.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was not previously recognized	—	1.5

Balance at the end of the period	$2.7	$2.2

For the three months ended December 30, 2012, FGL recognized impairment losses in operations totaling $0.5, including credit impairments of $0.2 and change-of-intent impairments of $0.3 and had an amortized cost of $1.6 and a fair value of $1.1 at the time of impairment. For the three months ended January 1, 2012, FGL recognized impairment losses in operations totaling $13.2, solely caused by change-of-intent, and non-credit losses in other comprehensive income totaling $0.9, for investments which experienced other-than-temporary impairments and had an amortized cost of $66.9 and a fair value of $52.8 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities were as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Other-than-temporary impairments recognized in net income:
Corporates	$—	$0.7
Non-agency residential mortgage-backed securities	0.5	2.8
Hybrids	—	9.7

Total other-than-temporary impairments	$0.5	$13.2

Asset-backed Loans

Salus’ portfolio of asset-backed loans receivable, included in “Asset-backed loans” in the Condensed Consolidated Balance Sheets as of December 30, 2012 and September 30, 2012, consisted of the following:

	December 30, 2012	September 30, 2012
Asset-backed loans, by major industry:
Wholesale	$101.9	$77.2
Apparel	49.1	70.1
Jewelry	23.0	27.9
Other	33.4	6.3

Total asset-backed loans	207.4	181.5
Less: Allowance for credit losses	2.6	1.4

Total asset-backed loans, net	$204.8	$180.1

Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three months ended December 30, 2012 and January 1, 2012:

	Three Months Ended
	December 30, 2012	January 1, 2012
Allowance for credit losses:
Balance at beginning of period	$1.4	$—
Provision for credit losses	1.2	—
Charge-offs	—	—
Recoveries	—	—

Balance at end of period	$2.6	$—

Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of December 30, 2012 and September 30, 2012, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of December 30, 2012 and September 30, 2012, Salus had no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

Salus’ internal loan ratings provide information about the credit quality of its asset-based lending borrowers, and its risk of potential loss. The following tables present information about the credit quality of Salus’ asset-based loan portfolio, based on National Association of Insurance Commissioners (“NAIC”) risk rating, as of December 30, 2012 and September 30, 2012:

NAIC Designation	Credit Equivalent Rating	December 30, 2012	Percent of Total	September 30, 2012	Percent of Total
1	AAA/AA/A	$18.1	8.7%	$75.8	41.7%
2	BBB	165.9	80.0%	94.9	52.3%
3	B	—	—	10.8	6.0%
4	B	—	—	—	—
5	CCC	23.4	11.3%	—	—
Not rated		—	—	—	—

Total		$207.4	100.0%	$181.5	100.0%

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Fixed maturity available-for-sale securities	$167.6	$187.2
Equity available-for-sale securities	4.7	2.6
Policy loans	0.3	0.3
Invested cash and short-term investments	0.8	0.1
Other investments	8.7	(0.3)

Gross investment income	182.1	189.9
External investment expense	(4.1)	(3.1)

Net investment income	$178.0	$186.8

Net Investment Gains

“Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Net realized gains before other-than-temporary impairments	$172.5	$81.9
Gross other-than-temporary impairments	(0.5)	(14.1)
Non-credit portion of other-than-temporary impairments included in other comprehensive income	—	0.9

Net realized gains on fixed maturity available-for-sale securities	172.0	68.7
Realized gains on equity securities	—	0.3

Net realized gains on securities	172.0	69.0

Realized gains (losses) on certain derivative instruments	15.6	(15.5)
Unrealized (losses) gains on certain derivative instruments	(41.2)	50.3

Change in fair value of derivatives	(25.6)	34.8

Realized gains on other invested assets	0.1	0.1

Net investment gains	$146.5	$103.9

For the three months ended December 30, 2012 and January 1, 2012, proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 8 for the three month period January 1, 2012 only, totaled $2,415.1 and $1,733.1, gross gains on such sales totaled $178.0 and $92.3 and gross losses totaled $0.5 and $10.5, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three months ended December 30, 2012 and January 1, 2012.

Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on available-for-sale securities above were $0.5 and $13.2 for the three months ended December 30, 2012 and January 1, 2012, respectively.

Concentrations of Financial Instruments

As of December 30, 2012, the Company’s most significant investment in one industry, excluding treasuries, was FGL’s investment securities in the banking industry with a fair value of $1,878.9, or 11.0%, of the invested assets portfolio. FGL’s holdings in this industry includes investments in 114 different issuers with the top ten investments accounting for 34.8% of the total holdings in this industry. As of December 30, 2012, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $237.5 and $249.1 or collectively 1.5% of FGL’s invested assets. As of December 30, 2012 and September 30, 2012 FGL had investments in 8 issuers that exceeded 10% of the Company’s stockholders’ equity with a fair value of $1,131.5 and $1,082.0, or 6.6% and 6.5% of the invested assets portfolio, respectively. Additionally, FGL’s largest concentration in any single issuer as of December 30, 2012 and September 30, 2012 had a fair value of $167.0 and $152.9, or 1.0% and 0.7% of FGL’s invested assets portfolio, respectively.

(3) Derivative Financial Instruments

The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	December 30, 2012	September 30, 2012
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$1.1	$1.0
Commodity swap and option agreements	Other assets	0.7	1.0
Foreign exchange forward agreements	Receivables, net	0.6	1.2

Total asset derivatives designated as hedging instruments		2.4	3.2
Derivatives not designated as hedging instruments:
Call options	Derivative investments	152.5	200.7
Futures contracts	Derivative investments	3.9	—

Total asset derivatives		$158.8	$203.9

Liability Derivatives	Classification	December 30, 2012	September 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange forward agreements	Accounts payable and other current liabilities	$2.1	$3.1

Total liability derivatives designated as hedging instruments		2.1	3.1
Derivatives not designated as hedging instruments:
FIA embedded derivative	Contractholder funds	1,517.0	1,550.8
Futures contracts	Other liabilities	—	0.9
Foreign exchange forward agreements	Accounts payable and other current liabilities	5.7	4.0
Foreign exchange forward agreements	Other liabilities	2.8	2.9
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	163.1	232.0

Total liability derivatives		$1,690.7	$1,793.7

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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three months ended December 30, 2012 and January 1, 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Classification
Three Months Ended	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Commodity contracts	$(0.2)	$(0.8)	$(0.1)	$(0.4)	Consumer products cost of goods sold

Interest rate contracts	—	—	—	(0.7)	Interest expense
Foreign exchange contracts	0.5	(0.1)	0.1	(0.1)	Net consumer products sales
Foreign exchange contracts	(0.4)	1.3	(0.5)	(1.2)	Consumer products cost of goods sold

Total	$(0.1)	$0.4	$(0.5)	$(2.4)

Fair Value Contracts and Other

For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity (“FIA”) contracts, and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. During the three months ended December 30, 2012 and January 1, 2012 the Company recognized the following gains on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives		Classification
Three Months Ended	December 30, 2012	January 1, 2012
Equity conversion feature of preferred stock	$68.9	$27.9	Gain from the change in the fair value of the equity conversion feature of preferred stock

Foreign exchange contracts	(4.1)	7.3	Other (expense) income, net
Call options	(20.9)	19.9	Net investment gains
Futures contracts	(4.7)	14.9	Net investment gains
FIA embedded derivatives	33.8	(58.7)	Benefits and other changes in policy reserves

Total	$73.0	$11.3

Additional Disclosures

Cash Flow Hedges

When appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 30, 2012, Spectrum Brands did not have any interest rate swaps outstanding.

Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net consumer product sales” or purchase price variance in “Consumer products cost of goods sold.” At December 30, 2012, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through March 2014 with a contract value of $173.0. The derivative net (loss) on these contracts recorded in AOCI at December 30, 2012 was $(0.6), net of tax benefit of $0.4 and noncontrolling interest of $0.4. At December 30, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months is $(0.6), net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 30, 2012, Spectrum Brands had a series of such swap contracts outstanding through September 2014 for 12 tons of raw materials with a contract value of $24.3. The derivative net gain on these contracts recorded in AOCI at December 30, 2012 was $0.9, net of tax expense of $0.3 and noncontrolling interest of $0.6. At December 30, 2012, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next twelve months is $0.5, net of tax and noncontrolling interest.

Fair Value Contracts

Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 30, 2012 and September 30, 2012, Spectrum Brands had $162.8 and $172.6, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Credit Risk

Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at December 30, 2012 and $0.1 at September 30, 2012, respectively.

Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At December 30, 2012 and September 30, 2012, Spectrum Brands had posted cash collateral of $0.5 and $0.1, respectively, related to such liability positions. In addition, at December 30, 2012 and September 30, 2012, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheet.

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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

	Credit Rating (Moody’s/S&P)	December 30, 2012		September 30, 2012
Counterparty		Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa2/A-	$1,760.5	$45.1	$1,884.0	$64.1
Deutsche Bank	A2/A+	1,892.7	46.8	1,816.5	61.7
Morgan Stanley	Baa1/A-	1,869.8	43.4	1,634.7	51.6
Royal Bank of Scotland	Baa1/A-	352.4	15.2	353.9	19.6
Barclay’s Bank	A2/A+	119.9	2.0	131.3	3.1
Credit Suisse	A2/A	—	—	10.0	0.6

		$5,995.3	$152.5	$5,830.4	$200.7

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

FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains.” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

Collateral Agreements

FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 30, 2012 and September 30, 2012, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $152.5 and $200.7 at December 30, 2012 and September 30, 2012, respectively.

FGL held 2,001 and 2,835 futures contracts at December 30, 2012 and September 30, 2012, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $6.9 and $9.8 at December 30, 2012 and September 30, 2012, respectively.

(4) Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required, including (i) financial assets and liabilities measured and carried at fair value on a recurring basis, and (ii) financial assets and liabilities not measured at fair value but for which fair value disclosures are required; are summarized according to the hierarchy previously described as follows:

	December 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents (a)	$1,103.7	$—	$—	$1,103.7	$1,103.7
Contingent purchase price reduction receivable	—	—	41.0	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	0.6	—	0.6	0.6
Commodity swap and option agreements	—	1.8	—	1.8	1.8
Call options and futures contracts	—	156.4	—	156.4	156.4
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,285.4	5.3	1,290.7	1,290.7
Commercial mortgage-backed securities	—	557.5	6.1	563.6	563.6
Corporates	—	9,618.1	256.1	9,874.2	9,874.2
Hybrids	—	436.5	5.0	441.5	441.5
Municipals	—	1,174.3	—	1,174.3	1,174.3
Agency residential mortgage-backed securities	—	140.0	—	140.0	140.0
Non-agency residential mortgage-backed securities	—	969.2	—	969.2	969.2
U.S. Government	2,023.1	—	—	2,023.1	2,023.1
Equity securities:
Available-for-sale	—	263.8	—	263.8	263.8
Trading	48.3	—	—	48.3	48.3
U.S. Treasuries and certificate of deposit, held-to-maturity	—	33.9	—	33.9	33.9
Policy loans and other invested assets	—	—	32.7	32.7	32.7
Asset-backed loans	—	—	204.8	204.8	204.8

Total financial assets	$3,175.1	$14,637.5	$551.0	$18,363.6	$18,363.6

Liabilities
Total debt	$—	$4,138.3	$—	$4,138.3	$3,917.8
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,517.0	1,517.0	1,517.0
Futures contracts	—	—	—	—	—
Foreign exchange forward agreements	—	10.6	—	10.6	10.6
Commodity swap and option agreements	—	—	—	—	—
Equity conversion feature of preferred stock	—	—	163.1	163.1	163.1
Redeemable preferred stock, excluding equity conversion feature	—	—	377.8	377.8	323.0
Investment contracts, included in contractholder funds	—	—	12,442.7	12,442.7	13,832.0

Total financial liabilities	$—	$4,148.9	$14,500.6	$18,649.5	$19,763.5

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents (a)	$1,468.4	$2.3	$—	$1,470.7	$1,470.7
Contingent purchase price reduction receivable	—	—	41.0	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.2	—	1.2	1.2
Commodity swap and option agreements	—	2.0	—	2.0	2.0
Call options	—	200.7	—	200.7	200.7
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,012.0	15.9	1,027.9	1,027.9
Commercial mortgage-backed securities	—	548.8	5.0	553.8	553.8
Corporates	—	10,873.7	135.3	11,009.0	11,009.0
Hybrids	—	519.4	8.8	528.2	528.2
Municipals	—	1,224.0	—	1,224.0	1,224.0
Agency residential mortgage-backed securities	—	155.0	—	155.0	155.0
Non-agency residential mortgage-backed securities	—	660.6	—	660.6	660.6
U.S. Government	930.4	—	—	930.4	930.4
Equity securities
Available-for-sale	—	248.1	—	248.1	248.1
Trading	146.8	—	—	146.8	146.8
U.S. Treasuries and certificate of deposit, held-to-maturity	—	35.0	—	35.0	35.0
Policy loans and other invested assets	—	—	18.8	18.8	18.8
Asset-backed loans	—	—	180.1	180.1	180.1

Total financial assets	$2,545.6	$15,482.8	$404.9	$18,433.3	$18,433.3

Liabilities
Total debt	$524.0	$1,804.8	$—	$2,328.8	$2,167.0
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,550.8	1,550.8	1,550.8
Futures contracts	—	0.9	—	0.9	0.9
Foreign exchange forward agreements	—	10.0	—	10.0	10.0
Commodity swap and option agreements	—	—	—	—	—
Equity conversion feature of preferred stock	—	—	232.0	232.0	232.0
Redeemable preferred stock, excluding equity conversion feature	—	—	368.9	368.9	319.2
Investment contracts, included in contractholder funds	—	—	12,271.9	12,271.9	13,739.6

Total financial liabilities	$524.0	$1,815.7	$14,423.6	$16,763.3	$18,019.5

(a)	The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices.

(b)

The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

Valuation Methodologies

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

FGL did not adjust prices received from third parties as of December 30, 2012 and September 30, 2012. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

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

Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 30, 2012 and September 30, 2012, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.

Goodwill, intangible assets and other long-lived assets are also tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 30, 2012 is as follows:

			Fair Value at		Range (Weighted average)
	Valuation Technique	Unobservable Input(s)	December 30, 2012	September 30, 2012	December 30, 2012	September 30, 2012
Assets
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.0	$41.0	88% -96%	88% - 96%
					(92%)	(92%)
		Expected term			9 months	9 months
		Discount rate			0.62%	0.72%
		Credit insurance risk premium			12%	12%
Asset-backed securities	Broker-quoted	Offered quotes	5.3	15.9	109%	100% -110%
						(103%)
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	6.1	5.0	102%	101%
Corporates	Broker-quoted	Offered quotes	223.4	103.3	0% -149%	0% - 141%
					(80%)	(69%)
Corporates	Market pricing	Quoted prices	32.7	32.0	88% -149%	88% - 158%
					(95%)	(98%)
Hybrids	Broker-quoted	Offered quotes	—	8.8		0% - 103%
						(25%)
Hybrids	Market pricing	Quoted prices	5.0	—	100%	—

Total			$313.5	$206.0

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,517.0	$1,550.8	0% - 30%	0% - 31%
					(2%)	(4%)
		SWAP rates			0.86% - 2%	0.76% - 2%
					(1%)	(1%)
		Mortality multiplier			80%	70%
		Surrender rates			0.50% - 75%	2% - 50%
					(7%)	(7%)
		Non-performance spread			0.25% - 0.25%	0.25% - 0.25%
					(0.25%)	(0.25%)
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	163.1	232.0	44%	41%
		Discount yield			11%	12% -13%
						(12%)
		Non-cash accretion rate			0%	0%
		Calibration adjustment			17% - 19%	10% -13%
					(18%)	(11%)

Total			$1,680.1	$1,782.8

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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 30, 2012 and January 1, 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three Months Ended December 30, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.1)	—	—	—	(10.5)	5.3
Commercial mortgage-backed securities	5.0	—	0.1	1.0	—	—	—	6.1
Corporates	135.3	(0.2)	(2.0)	133.2	(9.6)	(0.7)	0.1	256.1
Hybrids	8.8	—	(0.1)	—	—	—	(3.7)	5.0

Total assets at fair value	$206.0	$(0.2)	$(2.1)	$134.2	$(9.6)	$(0.7)	$(14.1)	$313.5

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(33.8)	$—	$—	$—	$—	$—	$1,517.0
Equity conversion feature of preferred stock	232.0	(68.9)	—	—	—	—	—	163.1

Total liabilities at fair value	$1,782.8	$(102.7)	$—	$—	$—	$—	$—	$1,680.1

(a)	The net transfers in and out of Level 3 during the three month period ended December 30, 2012 was exclusively to or from Level 2.

	Three Months Ended January 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$374.5	$—	$(4.6)	$38.8	$—	$(8.0)	$—	$400.7
Corporates	159.7	(0.1)	(0.9)	—	(7.0)	(2.8)	(10.4)	138.5
Hybrids	5.2	—	(0.1)	—	—	—	—	5.1
Municipals	—	—	—	—	—	—	0.1	0.1
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	—	3.3
Non-agency residential mortgage-backed securities	3.8	—	—	—	—	(0.1)	—	3.7

Total assets at fair value	$546.5	$(0.1)	$(5.6)	$38.8	$(7.0)	$(10.9)	$(10.3)	$551.4

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,396.3	$58.7	$—	$—	$—	$—	$—	$1,455.0
Equity conversion feature of preferred stock	75.4	(27.9)	—	—	—	—	—	47.5
Available-for-sale embedded derivatives	0.4	—	—	—	—	—	—	0.4

Total liabilities at fair value	$1,472.1	$30.8	$—	$—	$—	$—	$—	$1,502.9

(a)	The net transfers in and out of Level 3 during the three month period ended January 1, 2012 was exclusively to or from Level 2.

FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 30, 2012 and January 1, 2012.

During the three months ended December 30, 2012, primary market issuance and secondary market activity for certain asset-backed and hybrid securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL’s conclusion that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of December 30, 2012 and January 1, 2012. Accordingly, FGL’s assessment resulted in a transfer out of Level 3 of $14.2 related primarily to asset-backed and hybrid securities during the three months ended December 30, 2012 and $10.4 related to corporate securities during the three months ended January 1, 2012. There were also net transfers into Level 3 of $0.1 related to corporate securities and $0.1 related to municipal securities during the three months ended December 30, 2012 and January 1, 2012, respectively.

(5) Goodwill and Intangibles, including DAC and VOBA

A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGL’s DAC and VOBA balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at Balance at September 30, 2012	$694.2	$841.1	$873.9	$104.3	$169.2	$1,988.5
Acquisitions (Note 13)	726.1	330.0	175.5	—	—	505.5
Deferrals	—	—	—	—	35.7	35.7
Less: Components of amortization -
Periodic amortization	—	—	(17.1)	(73.5)	(15.0)	(105.6)
Interest	—	—	—	5.3	2.3	7.6
Unlocking	—	—	—	9.3	2.1	11.4
Reclassifications	—	—	—	—	—	—
Adjustment for unrealized investment (gains), net	—	—	—	31.2	(3.2)	28.0
Effect of translation	1.0	2.8	1.8	—	—	4.6

Balance at Balance at December 30, 2012	$1,421.3	$1,173.9	$1,034.1	$76.6	$191.1	$2,475.7

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Definite lived intangible assets include customer relationships, proprietary technology intangibles and certain trade names that are amortized using the straight-line method over their estimated useful lives of ranging from one to twenty years.

Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at our August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.

Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of December 30, 2012 and September 30, 2012, the VOBA balance included cumulative adjustments for net unrealized investment gains of $308.2 and $339.4, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $53.9 and $50.7, respectively. Amortization of VOBA and DAC for the three months ended December 30, 2012 and January 1, 2012 was $58.9 and $36.5, and $10.6 and $5.6, respectively.

The above DAC balances include $10.7 and $9.1 of deferred sales inducements (“DSI”), net of shadow adjustments, as of December 30, 2012 and September 30, 2012 respectively.

Definite lived intangible assets are summarized as follows:

	December 30, 2012			September 30, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$875.5	$127.0	$748.5	$796.2	$113.0	$683.2	15 to 20 years
Trade names	165.9	31.9	134.0	150.8	28.3	122.5	1 to 12 years
Technology assets	177.4	25.8	151.6	91.0	22.8	68.2	4 to 17 years

	$1,218.8	$184.7	$1,034.1	$1,038.0	$164.1	$873.9

Amortization expense for definite lived intangible assets is as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Customer relationships	$10.4	$9.6
Trade names	3.6	3.1
Technology assets	3.1	1.9

	$17.1	$14.6

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $78.5 per year.

The weighted average amortization period for VOBA and DAC are approximately 5.3 and 6.1 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
Fiscal Year	VOBA	DAC
2013	$28.6	$15.4
2014	53.9	26.7
2015	48.3	27.2
2016	43.7	25.9
2017	36.4	24.3
Thereafter	174.1	125.5

(6) Debt

The Company’s consolidated debt consists of the following:

	December 30, 2012		September 30, 2012
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$700.0	7.875%	$—	—
10.625% Senior Secured Notes, due November 15, 2015	—	10.625%	500.0	10.625%
Spectrum Brands:
Term loan, due December 17, 2019	799.1	4.6%	—	—
Former term loan facility	—	—	370.2	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950.0	9.5%	950.0	9.5%
6.75% Senior Notes, due March 15, 2020	300.0	6.75%	300.0	6.75%
6.375% Senior Notes, due November 15, 2020	520.0	6.375%	—	—
6.625% Senior Notes, due November 15, 2022	570.0	6.625%	—	—
ABL Facility, expiring May 24, 2017	32.0	3.8%	—	4.3%
Other notes and obligations	26.3	8.6%	18.1	10.9%
Capitalized lease obligations	28.5	6.2%	26.7	6.2%

Total	3,925.9		2,165.0
Original issuance (discounts) premiums on debt, net	(8.1)		2.0

Total debt	3,917.8		2,167.0
Less current maturities	29.2		16.4

Non-current portion of debt	$3,888.6		$2,150.6

HGI

In December 2012, the Company issued the 7.875% Notes and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Notes pursuant to a tender offer for the 10.625% Notes. Additionally, the Company deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 aggregate principal amount of the 10.625% Notes (the “Satisfaction and Discharge”).

As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 10.625% Notes on or about the call date of the Satisfaction and Discharge on December 24, 2012. HGI has a contingent obligation for payment of the 10.625% Notes were the trustee to default on its payment obligations. The Company believed the risk of such default is remote and therefore has not recorded a related liability. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, HGI recorded $58.9 of charges to “Interest Expense” in the Condensed Consolidated Statements of Operations for the three month period ended December 30, 2012, consisting of $45.7 cash charges for fees and expenses related to the Tender Offer, $0.2 cash charges related to the Satisfaction and Discharge and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount.

The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019, but if the Company’s Preferred Stock has not been redeemed, repurchased or otherwise retired prior to May 13, 2018; then the 7.875% Notes will mature on May 13, 2018. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in HGI’s direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, Harbinger F&G, LLC (“HFG”) and HGI Funding LLC) and the HGI’s directly held cash and investment securities.

In connection with the 7.875% Note offering the Company recorded $19.2 of fees during the three months ended December 30, 2012. These fees are classified as “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 30, 2012, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.

The Company has the option to redeem the 7.875% Notes prior to January 15, 2016 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. At any time on or after January 15, 2016, the Company may redeem some or all of the 7.875% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 7.875% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 107.875% of the principal amount of the 7.875% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.875% Notes remains outstanding immediately thereafter.

The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HFG and HGI Funding LLC. At December 30, 2012, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.

Spectrum Brands

Term Loan

In December 2012, Spectrum Brands entered into the Term Loan which matures on December 17, 2019, and provides borrowings in an aggregate principal amount of $800.0, with $100.0 in Canadian dollar equivalents in connection with the acquisition of the HHI Business from Stanley Black & Decker. A portion of the Term Loan proceeds were used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing. In connection with the refinancing, Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs totaling $5.5 as an adjustment to interest expense during the three month period ended December 30, 2012.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a fixed charge ratio. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands, its domestic subsidiaries and its Canadian subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

6.375% Notes and 6.625% Notes

In December 2012, in connection with the Hardware Acquisition, Spectrum Brands Escrow Corp offered the 6.375% Notes and the 6.625% Notes, at par value. The 6.375% Notes and the 6.625% Notes were assumed at par value by Spectrum Brands, upon closing of the acquisition. The 6.375% Notes and the 6.625% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

Spectrum Brands may redeem all or part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (together, the “2020/22 Indenture”), requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding 6.375% Notes and 6.625% Notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture.

The 2020/22 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.375% Notes and the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.375% Notes, or the 6.625% Notes, may declare the acceleration of the amounts due under those notes.

ABL Facility

In December 2012, Spectrum Brands exercised its option to increase its asset based lending revolving credit facility (the “ABL Facility”) from $300.0 to $400.0 and extend the maturity to May 24, 2017.

As a result of borrowings and payments under the ABL Facility, at December 30, 2012, Spectrum Brands had aggregate borrowing availability of approximately $133.3, net of lender reserves of $7.9 and outstanding letters of credit of $25.4.

In connection with the 6.375% Note offering, the 6.625% Note offering, the issuance of the Term Loan and the amendment to the ABL Facility, Spectrum Brands recorded $43.6 of fees during the three month period ended December 30, 2012. The fees are classified as “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 30, 2012 and are being amortized to interest expense utilizing the effective interest method over the respective terms of the debt. In addition, Spectrum Brands recorded charges to “Interest expense” aggregating $2.4 during the three months ended December 30, 2012, for cash fees and expenses in connection with the issuance of the Term Loan.

(7) Defined Benefit Plans

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

Spectrum Brands

Spectrum Brands has various defined benefit pension plans (the “Spectrum Brands Pension Plans”) covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom, the Netherlands, Germany, Guatemala, Brazil and Mexico. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service.

Spectrum Brands funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with Spectrum Brands’ funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

Spectrum Brands also provides post-retirement life insurance and medical benefits to certain retirees under two separate contributory plans.

Consolidated

The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Service cost	$0.8	$0.6
Interest cost	2.6	2.2
Expected return on assets	(2.5)	(1.5)
Recognized net actuarial loss	0.5	—
Employee contributions	—	—

Net periodic benefit expense	$1.4	$1.3

Contributions made during period	$0.7	$0.9

(8) Reinsurance

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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes were as follows:

	Three Months Ended
	December 30, 2012		January 1, 2012
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$72.4	$139.6	$76.2	$237.7
Assumed	12.1	6.5	12.2	8.5
Ceded	(70.7)	(62.5)	(71.6)	(69.3)

Net	$13.8	$83.6	$16.8	$176.9

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 30, 2012 and January 1, 2012, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance. As discussed below under “Wilton Agreement,” FGL monitors the risk of default by reinsurers.

No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

FGL had the following significant reinsurance agreements during the three months ended December 30, 2012 and January 1, 2012 as described below.

Wilton Agreement

On January 26, 2011, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with Fidelity & Guaranty Life Insurance Company (“FGL Insurance”).

On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535.8, net of ceding commission, to Wilton Re. The Company considered the effects of the first amendment in the opening balance sheet and purchase price allocation as of April 6, 2011, the effective date of the Company’s acquisition of FGL from OM Group (UK) Limited (“OMGUK”) (the “FGL Acquisition”). Effective April 26, 2011, HFG elected the second of the two amendments under the Commitment Agreement (the “Raven Springing Amendment”), which committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Reinsurance Company (“Raven Re”), a wholly-owned subsidiary of FGL, on or before December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580.7, including ceding commission, to Wilton Re.

In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGL Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transaction which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts.

Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)

Effective October 1, 2012, FGL Insurance recaptured the CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”) and simultaneously ceded the business to Raven Re. The recapture of the OM Re CARVM reinsurance agreement satisfied FGL’s obligation under the F&G Stock Purchase Agreement to replace the letter of credit provided by Old Mutual no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.

Front Street

Subsequent to the end of the quarter on December 30, 2012, FGL Insurance entered into a reinsurance treaty with Front Street Re (Cayman) Ltd. (“Front Street Cayman”), an indirectly wholly-owned subsidiary of HFG, FGL’s parent, whereby FGL cedes 10% of its in-force annuity block of business as of June 30, 2012, on a funds withheld basis. For additional information, see Note 18, Subsequent Events, to our Condensed Consolidated Financial Statements.

(9) Stock Compensation

The Company recognized consolidated stock compensation expense as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Stock compensation expense	$6.5	$4.5
Less:
Related tax benefit	0.3	—
Noncontrolling interest	1.4	2.0

Net	$4.8	$2.5

The amounts before taxes and non-controlling interest are principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.

A summary of stock options outstanding as of December 30, 2012 and related activity during the three months then ended, under HGI and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2012	2,285	$4.96	$1.77	201	$38.20	$3.90
Granted	1,498	8.52	3.53	—	—	—

Stock options outstanding at December 30, 2012	3,783	6.37	2.46	201	38.20	3.90

Stock options vested and exercisable at December 30, 2012	812	6.13	2.35	—	—	—

Stock options outstanding and expected to vest	2,971	6.43	2.50	179	38.20	3.90

A summary of restricted stock and restricted stock units outstanding as of December 30, 2012 and related activity during the three months then ended, under HGI and Spectrum Brands’ respective incentive plans are as follows (share amounts in thousands):

	HGI		Spectrum Brands
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2012	830	$4.93	13	$28.00
Granted	3,227	8.52	—	—
Vested	(633)	8.23	—	—
Forfeited	—	—	—	—

Restricted stock outstanding at December 30, 2012	3,424	7.70	13	28.00

Restricted stock expected to vest	3,424	7.70	13	28.00

	HGI		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2012	17	$4.61	1,931	$28.45
Granted	—	—	574	44.63
Vested	(17)	4.61	(1,004)	28.30
Forfeited	—	—	(263)	28.85

Restricted stock units outstanding at December 30, 2012	—	—	1,238	35.98

Restricted stock units vested and exercisable at December 30, 2012	22	4.61	—	—

Restricted stock units expected to vest	—	—	1,238	35.98

HGI

HGI granted stock option awards representing approximately 1,498 thousand and 75 thousand shares during the three months ended December 30, 2012 and January 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 12 to 36 months. The total fair value of the stock option grants on their respective grant dates were approximately $5.3 and $0.1, respectively.

HGI granted restricted stock awards representing approximately 3,227 thousand and 68 thousand shares during the three months ended December 30, 2012 and January 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 7 to 36 months. The total fair value of the restricted stock grants on their respective grant dates were approximately $27.5 and $0.3, respectively.

HGI granted restricted stock unit awards representing approximately 22 thousand shares during the three months ended January 1, 2012. All of these grants are time based, and vests either immediately, or over periods of 7 to 12 months. The total fair value of the restricted stock grants on their respective grant dates was approximately $0.1.

Under HGI’s executive bonus plan for Fiscal 2013, executives will be paid in cash, stock options and restricted stock shares. The equity grants will have a grant date in the first fiscal quarter of 2014 and the shares will vest between 12 and 36 months from the grant date.

As of December 30, 2012, there was approximately $25.1 of total unrecognized compensation costs related to unvested share-based compensation agreements, which is expected to be recognized over a weighted-average period of 2.74 years.

The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.84%	1.19%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.0 years	6.0 years
Volatility	42.8% to 44.0%	33.0%

The weighted-average remaining contractual term of outstanding stock option awards at December 30, 2012, was 9.46 years.

Spectrum Brands

Spectrum Brands granted restricted stock unit awards representing approximately 574 thousand shares during the three months ended December 30, 2012. Of these grants, 22 thousand restricted stock units are time based and vest over a one year period. Of the remaining 552 thousand restricted stock units, 90 thousand are performance based and vest over a one year period, and 462 thousand are performance and time-based and vest over a two year period. The total fair value of the restricted stock units on the dates of the grants was approximately $25.6.

Spectrum Brands granted restricted stock unit awards representing approximately 704 shares during the three months ended January 1, 2012. Of these 704 thousand grants, 17 thousand restricted stock units are time-based and vest over a one year period. The remaining 687 thousand restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $18.9.

The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

FGL

On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGL common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in each calendar year, divided by the total number of FGL common shares outstanding, starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests with respect to a participant’s option shares. As of December 30, 2012, FGL determined that it was probable that the dividend equivalent will vest and recorded a provision of $0.7 for the ratable recognition of such projected liability over the option vesting period.

The weighted-average remaining contractual term of outstanding stock option awards at December 30, 2012, was 1.84 years.

(10) Income Taxes

For the three months ended December 30, 2012 and January 1, 2012, the Company’s effective tax rates of 48.6% and 46.5%, respectively, were higher than the United States Federal statutory rate of 35%, primarily as a result of (i) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, (ii) deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and (iii) tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the three months ended December 30, 2012 and January 1, 2012 were the releases of U.S. valuation allowances of $45.9 and $13.9, respectively, on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of recent acquisitions. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At

December 30, 2012 and September 30, 2012, the Company had $5.5 and $5.9, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3.4 and $3.6, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. As of December 30, 2012, certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

(11) Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three Months Ended
	December 30, 2012	January 1, 2012
Net income attributable to common and participating preferred stockholders	$62.0	$23.8

Participating shares at end of period:
Common shares outstanding	139,724	139,346
Preferred shares (as-converted basis)	62,839	61,294

Total	202,563	200,640

Percentage of income allocated to:
Common shares	69.0%	69.5%
Preferred shares	31.0%	30.5%

Net income attributable to common shares — basic	$42.8	$16.5

Dilutive adjustments to income attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	19.2	7.3
Reversal of preferred stock dividends and accretion	12.1	15.7
Reversal of income related to fair value of preferred stock conversion feature	(68.9)	(27.9)

Net adjustment	(37.6)	(4.9)

Net income attributable to common shares — diluted	$5.2	$11.6

Weighted-average common shares outstanding — basic	139,483	139,346
Dilutive effect of preferred stock	62,839	61,294
Dilutive effect of unvested restricted stock and restricted stock units	1,089	6
Dilutive effect of stock options	786	2

Weighted-average shares outstanding — diluted	204,197	200,648

Net income per common share attributable to controlling interest:
Basic	$0.31	$0.12

Diluted	$0.03	$0.06

The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding nonvested restricted stock.

(12) Commitments and Contingencies

The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $21.2 at December 30, 2012. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

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

Spectrum Brands

Spectrum Brands has provided approximately $5.3 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.

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

Regulatory Matters

FGL

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 30, 2012, FGL has accrued $5.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.3.

FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012 FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In July 2012, FGL incurred an $11.0 pre-tax charge, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, FGL believes this accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states. FGL has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and potential liabilities of said audits and examinations. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

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

Unfunded Asset Based Lending Commitments

Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At December 30, 2012, the notional amount of unfunded, legally binding lending commitments was approximately $128.8, of which $9.1 expires in one year or less, and the remainder expires between one and four years.

Shareholder Contingencies

The Master Fund has pledged all of its shares of the Company’s common stock, together with securities of other issuers to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of the Company’s common stock. The sale or other disposition of a sufficient number of such shares (including any foreclosure on or sale of the Company’s shares pledged as collateral) to non-affiliates could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ debt instruments and other obligations (including the 7.875% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements. Any such sale or disposition may also cause the Company and its subsidiaries to be unable to utilize certain of their net operating loss carryforwards and other tax attributes for income tax purposes.

(13) Acquisitions

Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business

On December 17, 2012, Spectrum Brands completed the cash acquisition of the HHI Business from Stanley Black & Decker. The following table summarizes the preliminary consideration paid for the HHI Business:

December 17, 2012
Negotiated sales price, excluding TLM Taiwan	$1,300.0
Preliminary working capital and other adjustments	(10.6)

Preliminary purchase price	$1,289.4

The HHI Business is a major manufacturer and supplier of residential locksets, residential builders’ hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.

A portion of the Hardware Acquisition consisting of the purchase of certain assets of TLM Taiwan has not yet closed. Spectrum Brands paid Stanley Black & Decker the negotiated sales price of $100.0 on December 17, 2012, which is being held in escrow until the close of the TLM Taiwan acquisition. This payment was made in conjunction with the close of the HHI Business acquisition and is classified within Other assets in the Company’s Condensed Consolidated Statements of Operations

The results of HHI Business operations since December 17, 2012 are included in the Company’s Condensed Consolidated Statements of Operations.

Preliminary Valuation of Assets and Liabilities

The preliminary fair values of net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business have been recognized in the Condensed Consolidated Balance Sheets based upon their preliminary values at December 17, 2012, as set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill, the majority of which is not expected to be deductible for income tax purposes. The preliminary fair values were based upon a preliminary valuation and the estimates and assumptions that are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations and valuation allowance, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material affect on Spectrum Brands’ estimated reversal of its consolidated U.S. valuation allowances recognized during the three month period ended December 30, 2012. See Note 10, Income Taxes, for further information. Spectrum Brands expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business is as follows:

December 17, 2012
Cash	$17.4
Current assets	325.1
Property, plant and equipment	104.5
Intangible assets	470.0
Other assets	3.1

Total assets acquired	920.1
Current liabilities	174.8
Long-term liabilities	115.9

Total liabilities assumed	290.7

Total identifiable net assets	629.4
Non-controlling interests	(2.2)
Goodwill	662.2

Total net assets acquired	$1,289.4

Preliminary Pre-Acquisition Contingencies Assumed

Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company’s Condensed Consolidated Statements of Operations.

Preliminary Valuation Adjustments

Spectrum Brands performed a preliminary valuation of the assets and liabilities of the HHI Business at December 17, 2012. Significant adjustments as a result of the valuation and he bases for their determination are summarized as follows:

•

Inventories — An adjustment of $31.5 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•

Property, plant and equipment, net — An adjustment of $8.9 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of the property, plant and equipment was based on the cost approach.

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $470.0 as of December 17, 2012. A summary of the significant key inputs is as follows:

•

Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3.0%. Spectrum Brands assumed a customer retention rate of approximately 95.0%, which was supported by historical retention rates. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. The customer relationships were valued at $74.0 under this approach and will be amortized over 20 years.

•

Spectrum Brands valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 3.0% - 5.0% of expected net sales related to the respective trade names and trademarks. Spectrum Brands anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, net sales for significant trade names and trademarks were estimated to grow at a rate of 2.5% - 5.0% annually with a terminal year growth rate of 2.5%. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. Trade name and trademarks were valued at $330.0 under this approach.

•

Spectrum Brands valued a definite lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair values of trade name was 3.5% of expected net sales related to the respective trade name. Spectrum brands assumed a 8 year useful life of the trade name. In estimating the fair value of the trade name, net sales for the trade name were estimated to grow at a rate of 2.5% - 5.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. The trade name was valued at $3.0 under this approach.

•

Spectrum Brands valued a trade name license agreement using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair value of the trade name license agreement was 4.0% of expected net sales related to the respective trade name. In estimating the fair value of the trade name license agreement, net sales were estimated to grow at a rate of 2.5% - 5.0% annually. Spectrum Brands assumed a 5 year useful life of the trade name license agreement. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. The trade name license agreement was valued at $12.0 under this approach.

•

Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies ranged from 4.0% - 5.0% of expected net sales related to the respective technology. Spectrum Brands anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents which was 10 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 2.5% - 31.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using the rate of 12.0%. The technology assets were valued at $51.0 under this approach.

•	Deferred tax liabilities, net — An adjustment of $111.8 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

Shaser

On November 8, 2012, Spectrum Brands completed the cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc. (“Shaser”). Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.

The following table summarizes the preliminary consideration paid for Shaser:

November 8, 2012
Negotiated sales price	$50.0
Preliminary working capital	(0.4)

Preliminary purchase price	$49.6

The purchase agreement provides Spectrum Brands with an option, exercisable solely at Spectrum Brands discretion, to acquire the remaining 44% interest of Shaser (the “Call Option”). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to 1.0x trailing revenues or 7.0x adjusted trailing EBITDA, as defined, for calendar year ended December 31, 2016.

As of December 30, 2012, Spectrum Brands has paid approximately half of the negotiated sales price to the seller. The remaining purchase consideration is payable no later than April 2, 2013.

The results of Shaser’s operations since November 8, 2012 are included in the Company’s Condensed Consolidated Statements of Operations.

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Shaser acquisition have been measured at their fair values at November 8, 2012 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which is not expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary valuation, amounts for income taxes including deferred tax accounts, uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, certain legal matters and residual goodwill.

The preliminary fair values recorded for the assets acquired and liabilities assumed for Shaser are as follows:

November 8, 2012
Cash	$0.9
Intangible asset	35.5
Other assets	2.6

Total assets acquired	39.0
Total liabilities assumed	14.3

Total identifiable net assets	24.7
Non-controlling interest	(39.0)
Goodwill	63.9

Total identifiable net assets	$49.6

Preliminary Pre-Acquisition Contingencies Assumed

Spectrum Brands evaluated and continues to evaluate pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has preliminarily recorded its best estimates for these contingencies as part of the preliminary accounting for Shaser. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from Shaser. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in Spectrum Brands’ results of operations.

Preliminary Valuation Adjustments

Spectrum Brands performed a preliminary valuation of the acquired proprietary technology assets, the non-controlling interest and the Call Option related to Shaser at November 8, 2012. A summary of the significant key inputs is as follows:

•

Spectrum Brands valued the technology assets using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Shaser, related licensing agreements and the importance of the technology and profit levels, among other considerations. The royalty rate used in the determination of the fair value of the technology asset was 10.5% of expected net sales related to the technology. Spectrum Brands anticipates using the technology through the legal life of the underlying patent and therefore the expected life of the technology was equal to the remaining legal life of the underlying patent which was 13 years. In estimating the fair value of the technology, net sales were estimated to grow at a long-term rate of 3.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using the rate of 11.0%. The technology asset was valued at approximately $35.5 under this approach.

•

Spectrum Brands valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction. In estimating the fair value of the non-controlling interest, key assumption include (i) cash flow projections based on market participant data and Spectrum Brands’ management, with net sales estimated to grow at a terminal growth rate of 3.0% annually, income taxes estimated at 35.0%, and amounts discounted using a rate of 12.0%, (ii) financial multiples of companies deemed to be similar to

Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $39.0 under this approach.

•

Spectrum Brands, in connection with valuing the non-controlling interest in Shaser, also valued the Call Option. In addition to the valuation methods and key assumptions discussed above, Spectrum Brands compared the forecasted revenue and EBITDA multiples, as defined, associated with the Call Option to current guideline companies. The Call Option was determined to have an immaterial value under this approach.

FGL Acquisition Update

On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350.0 (including $5.0 re-characterized as an expense), which amount could be reduced by up to $50.0 post closing (as discussed further below).

Contingent Purchase Price Reduction

As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. (“Front Street”), a then recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company sought to enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGL whereby Front Street would reinsure up to $3,000.0 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000.0 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.

The Front Street Reinsurance Transaction required the approval of the Maryland Insurance Administration (the “MIA”). The F&G Stock Purchase Agreement provides that, the seller may be required to pay up to $50.0 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50.0 purchase price reduction will be obtained by HGI.

Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50.0 amount and has estimated a fair value of $41.0 for the contingent receivable as of December 30, 2012 (essentially unchanged from September 30, 2012, and April 1, 2012), reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41.0 estimated fair value of the contingent receivable has been reflected in “Receivables, net” in the Condensed Consolidated Balance Sheets as of December 30, 2012. A corresponding credit to “Gain on contingent purchase price reduction” was recorded in earnings during Fiscal 2012.

Supplemental Pro Forma Information

The following table reflects the Company’s pro forma results as if the Hardware Acquisition was completed on October 1, 2011 and the results of the HHI Business had been included in the full three months ended December 30, 2012 and January 1, 2012.

	Three Months Ended
	December 30, 2012	January 1, 2012
Revenues:
Reported revenues	$1,222.3	$1,166.0
HHI adjustment	187.2	226.4

Pro forma revenues	$1,409.5	$1,392.4

Net income:
Reported net income	$68.1	$45.5
HHI adjustment	2.1	10.2

Pro forma net income	$70.2	$55.7

Basic net income per common share attributable to controlling interest:
Reported net loss per common share	$0.31	$0.12
HHI adjustment	0.02	0.07

Pro forma net income per common share	$0.33	$0.19

Diluted net income per common share attributable to controlling interest:
Reported diluted net loss per common share	$0.03	$0.06
HHI adjustment	0.01	0.05

Pro forma diluted net income per common share	$0.04	$0.11

Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to an acquisition or potential acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses. Such charges for the three months ended December 30, 2012 relate primarily to the Hardware Acquisition and the EXCO/HGI Production Partners Acquisition, and for the three months ended January 1, 2012 relate primarily to the Spectrum Brands merger with Russell Hobbs, Inc. (the “SB/RH Merger”) and the FURminator acquisition.

The following table summarizes acquisition and integration related charges incurred by the Company for the three months ended December 30, 2012 and January 1, 2012:

	Three Months Ended
	December 30, 2012	January 1, 2012
SB/RH Merger
Integration costs	$1.1	$2.4
Employee termination charges	0.1	0.6
Legal and professional fees	0.1	0.6

	1.3	3.6
HHI Business
Legal and professional fees	14.5	—
Integration costs	0.1	—

	14.6	—
FGL	—	0.1
EXCO/HGI Partnership	5.0	—
FURminator	0.6	2.5
BlackFlag	—	1.3
Shaser	4.2	—
Other	1.5	1.6

Total acquisition and integration related charges	$27.2	$9.1

(14) Other Required Disclosures

Receivables and Concentrations of Credit Risk

“Receivables, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	December 30, 2012	September 30, 2012
Trade accounts receivable	$505.4	$357.2
Contingent purchase price reduction receivable (Note 13)	41.0	41.0
Other receivables	44.5	38.1

Total receivables	590.9	436.3
Less: Allowance for doubtful trade accounts receivable	24.2	21.9

Total receivables, net	$566.7	$414.4

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

Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 24% of Spectrum Brands’ net sales during the three months ended December 30, 2012 and January 1, 2012, respectively. This customer also represented approximately 8% and 13% of Spectrum Brands’ trade accounts receivable, net at December 30, 2012 and September 30, 2012, respectively.

Approximately 50% and 49% of Spectrum Brands’ net sales during the three months ended December 30, 2012 and January 1, 2012, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

Inventories

Inventories of Spectrum Brands, which are stated at the lower of cost (using the first-in, first-out method) or market, consist of the following:

	December 30, 2012	September 30, 2012
Raw materials	$103.1	$58.5
Work-in-process	44.2	23.4
Finished goods	531.9	370.7

Total inventories	$679.2	$452.6

Properties

Properties, net consist of the following:

	December 30, 2012	September 30, 2012
Land, buildings and improvements	$94.9	$93.6
Machinery, equipment and other	441.5	325.7
Construction in progress	19.8	18.4

Total properties, at cost	556.2	437.7
Less accumulated depreciation	228.2	216.1

Total properties, net	$328.0	$221.6

Shipping and Handling Costs

Spectrum Brands incurred shipping and handling costs of $50.0 and $50.3 for the three months ended December 30, 2012 and January 1, 2012, respectively. These costs are included in “Selling, acquisition, operating and general expenses” expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare Spectrum Brands’ products for shipment from its distribution facilities.

Other Assets

“Other assets” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	December 30, 2012	September 30, 2012
Prepaid expenses and other current assets	$181.2	$53.1
Debt issuance costs	95.7	50.9
Deferred charges and other assets	70.3	68.6

Total other assets	$347.2	$172.6

Accounts payable and other current liabilities

“Accounts payable and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	December 30, 2012	September 30, 2012
Accounts payable	$411.7	$325.9
Wages and benefits	76.1	110.9
Income taxes payable	17.6	96.6
Accrued interest	22.1	50.4
Accrued expenses	27.6	25.1
Accrued dividends on Preferred Stock	8.4	8.3
Restructuring and related charges	8.5	6.6
Other	164.2	130.4

Total accounts payable and other current liabilities	$736.2	$754.2

Other liabilities

“Other liabilities” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	December 30, 2012	September 30, 2012
Amounts payable for investment purchases	$9.3	$206.7
Retained asset account	192.7	203.7
Funds withheld from reinsurers	54.1	54.7
Amounts payable to reinsurers	31.8	32.0
Remittances and items not allocated	35.9	29.5
Other	93.0	128.7

Total other liabilities	$416.8	$655.3

Restructuring and Related Charges

The Company reports restructuring and related charges associated with manufacturing and related initiatives of Spectrum Brands in “Consumer products cost of goods sold.” Restructuring and related charges reflected in “Consumer products cost of goods sold” include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in “Selling, acquisition, operating and general expenses,” such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions. Restructuring and related charges reflected in “Selling, acquisition, operating and general expenses” include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). The following table summarizes restructuring and related charges incurred by the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the three months ended December 30, 2012 and January 1, 2012 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	December 30, 2012	January 1, 2012	Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:
Global Cost Reduction	$6.5	$7.1	$89.5	$8.3	$97.8	January 31, 2015
Other	0.1	0.6

	$6.6	$7.7

Classification:
Consumer products cost of goods sold	$1.1	$4.6
Selling, acquisition, operating and general expenses	5.5	3.1

	$6.6	$7.7

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the three months ended December 30, 2012:

	Accrual Balance at September 30, 2012	Provisions	Cash Expenditures	Accrual Balance at December 30, 2012	Expensed as Incurred(a)
Global Cost Reduction Initiatives:
Termination benefits	$3.3	$3.8	$(1.5)	$5.6	$0.2
Other costs	1.1	0.1	(0.3)	0.9	2.4

	4.4	3.9	(1.8)	6.5	2.6

Other initiatives	2.2	—	(0.2)	2.0	0.1

	$6.6	$3.9	$(2.0)	$8.5	$2.7

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(15) Related Party Transactions

In November 2012, the Company and Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the New York Stock Exchange, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement. The Company recognized $0.3 of expenses under these Service Agreement with respect to the three months ended December 30, 2012.

During the three months ended January 1, 2012, prior to entering into the Services Agreement discussed above, Harbinger Capital provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the January 9, 2012. The Company recognized $0.7 of expenses under these arrangements with respect to the three month period ended January 1, 2012. Such amounts have been approved by a special committee of the Company’s board of directors, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

In addition, pursuant to the terms of an existing registration rights agreement between the Company and the Principal Stockholders, the Company undertook a registered secondary offering of 23.0 million shares of the Company’s common stock owned by the Principal Stockholders. The Company incurred $0.4 related to such offering. The Company also provided customary representations, warranties and indemnifications to the underwriters.

(16) Segment Data

The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in three reporting segments: (i) Consumer Products through Spectrum Brands, (ii) Insurance through FGL and (iii) Other Financial Services.

	Three Months Ended
	December 30, 2012	January 1, 2012
Revenues:
Consumer Products	$870.3	$848.8
Insurance	343.6	317.2
Other Financial Services	10.6	—
Intersegment elimination	(2.2)	—

Consolidated revenues	$1,222.3	$1,166.0

Operating income (loss):
Consumer Products	$68.2	$83.7
Insurance	165.3	36.4
Other Financial Services	7.3	(0.2)
Intersegment elimination	(2.2)	—

Total segments	238.6	119.9
Corporate expenses (a)	(23.2)	(8.1)

Consolidated operating income	215.4	111.8
Interest expense	(143.1)	(55.9)
Gain from the change in the fair value of the equity conversion feature of preferred stock	68.9	27.9
Other (expense) income, net	(8.7)	1.2

Consolidated income from continuing operations before income taxes	$132.5	$85.0

	December 30, 2012	September 30, 2012
Total assets:
Consumer Products	$5,519.6	$3,751.6
Insurance	20,718.6	20,905.8
Other Financial Services	232.3	195.1
Intersegment elimination	(182.6)	(182.1)

Total segments	26,287.9	24,670.4
Corporate assets	570.9	530.0

Consolidated total assets	$26,858.8	$25,200.4

	Three Months Ended
	December 30, 2012	January 1, 2012
Total cash provided from operating activities:
Consumer Products	$(186.8)	$(89.0)
Insurance	71.8	(2.3)
Other Financial Services	1.9	(0.1)

Total cash provided from segment operating activities	(113.1)	(91.4)
Cash used in corporate operating activities	(62.4)	86.9

Consolidated cash provided from operating activities	$(175.5)	$(4.5)

(a)

Included in corporate expenses for the three months ended December 30, 2012, and January 1, 2012, are $0.9 and $1.1, respectively, for start-up costs relating to Front Street and Salus, and $6.4 and $1.5, respectively, relating to acquisitions and other projects.

(17) Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 30, 2012 and September 30, 2012, and consolidating statements of operations information for the three months ended December 30, 2012 and January 1, 2012. These schedules present the individual segments of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Harbinger Group Inc. — Condensed Consolidating Balance Sheet Information

December 30, 2012	Consumer Products	Insurance	Other Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,929.5	$204.8	$82.2	$—	$17,216.5
Investments in subsidiaries and affiliates	—	—	—	1,667.6	(1,667.6)	—
Affiliated loans and receivables	—	182.6	—	209.8	(392.4)	—
Cash and cash equivalents	70.9	605.6	20.2	407.0	—	1,103.7
Receivables, net	525.7	—	—	41.0	—	566.7
Inventories, net	679.2	—	—	—	—	679.2
Accrued investment income	—	153.0	—	—	—	153.0
Reinsurance recoverable	—	2,378.5	—	—	—	2,378.5
Deferred tax assets	20.3	163.8	—	4.9	—	189.0
Properties, net	320.1	7.3	0.4	0.2	—	328.0
Goodwill	1,421.3	—	—	—	—	1,421.3
Intangibles, including DAC and VOBA, net	2,208.0	267.7	—	—	—	2,475.7
Other assets	274.1	30.6	6.9	35.6	—	347.2

Total assets	$5,519.6	$20,718.6	$232.3	$2,448.3	$(2,060.0)	$26,858.8

Liabilities and Equity:
Insurance reserves	$—	$19,041.0	$—	$—	$—	$19,041.0
Debt	3,222.3	—	—	695.5	—	3,917.8
Accounts payable and other current liabilities	672.5	23.7	0.2	39.8	—	736.2
Equity conversion feature of preferred stock	—	—	—	163.1	—	163.1
Employee benefit obligations	95.2	—	—	5.0	—	100.2
Deferred tax liabilities	487.4	—	—	4.9	—	492.3
Other liabilities	37.5	366.2	12.7	0.4	—	416.8
Affiliated debt and payables	—	209.8	182.6	—	(392.4)	—

Total liabilities	4,514.9	19,640.7	195.5	908.7	(392.4)	24,867.4
Temporary equity	—	—	—	323.0	—	323.0
Total stockholders’ equity	553.3	1,077.9	36.4	1,216.6	(1,667.6)	1,216.6
Noncontrolling interests	451.4	—	0.4	—	—	451.8

Total permanent equity	1,004.7	1,077.9	36.8	1,216.6	(1,667.6)	1,668.4

Total liabilities and equity	$5,519.6	$20,718.6	$232.3	$2,448.3	$(2,060.0)	$26,858.8

September 30, 2012	Consumer Products	Insurance	Other Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,556.5	$180.1	$181.8	$—	$16,918.4
Investment in subsidiaries and affiliates	—	—	—	1,583.1	(1,583.1)	—
Affiliated loans and receivables	—	150.1	—	224.4	(374.5)	—
Cash and cash equivalents	158.0	1,049.4	12.4	250.9	—	1,470.7
Receivables, net	373.4	—	—	41.0	—	414.4
Inventories, net	452.6	—	—	—	—	452.6
Accrued investment income	—	191.6	—	—	—	191.6
Reinsurance recoverable	—	2,363.1	—	—	—	2,363.1
Deferred tax assets	28.2	279.6	—	4.9	—	312.7
Properties, net	214.0	6.9	0.4	0.3	—	221.6
Goodwill	694.2	—	—	—	—	694.2
Intangibles, including DAC and VOBA, net	1,715.0	273.5	—	—	—	1,988.5
Other assets	116.2	35.1	2.2	19.1	—	172.6

Total assets	$3,751.6	$20,905.8	$195.1	$2,305.5	$(1,957.6)	$25,200.4

Liabilities and Equity:
Insurance reserves	$—	$18,996.3	$—	$—	$—	$18,996.3
Debt	1,669.3	—	—	497.7	—	2,167.0
Accounts payable and other current liabilities	594.2	91.4	—	68.6	—	754.2
Equity conversion feature of preferred stock	—	—	—	232.0	—	232.0
Employee benefit obligations	90.0	—	—	5.1	—	95.1
Deferred tax liabilities	377.5	—	—	4.9	—	382.4
Other liabilities	31.6	610.0	13.3	0.4	—	655.3
Affiliated debt and payables	—	224.4	150.1	—	(374.5)	—

Total liabilities	2,762.6	19,922.1	163.4	808.7	(374.5)	23,282.3
Temporary equity	—	—	—	319.2	—	319.2
Total stockholders’ equity	567.7	983.7	31.7	1,177.6	(1,583.1)	1,177.6
Noncontrolling interests	421.3	—	—	—	—	421.3

Total permanent equity	989.0	983.7	31.7	1,177.6	(1,583.1)	1,598.9

Total liabilities and equity	$3,751.6	$20,905.8	$195.1	$2,305.5	$(1,957.6)	$25,200.4

Harbinger Group Inc. — Condensed Consolidating Statements of Operations Information

Three Months Ended December 30, 2012	Consumer Products	Insurance	Other Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$870.3	$—	$—	$—	$—	$870.3
Insurance premiums	—	13.8	—	—	—	13.8
Net investment income	—	169.6	10.6	—	(2.2)	178.0
Net investment gains	—	146.5	—	—	—	146.5
Insurance and investment product fees and other	—	13.7	—	—	—	13.7

Total revenues	870.3	343.6	10.6	—	(2.2)	1,222.3
Operating costs and expenses:
Consumer products cost of goods sold	582.1	—	—	—	—	582.1
Benefits and other changes in policy reserves	—	83.6	—	—	—	83.6
Selling, acquisition, operating and general expenses	202.9	25.2	3.3	23.2	—	254.6
Amortization of intangibles	17.1	69.5	—	—	—	86.6

Total operating costs and expenses	802.1	178.3	3.3	23.2	—	1,006.9

Operating income	68.2	165.3	7.3	(23.2)	(2.2)	215.4
Interest expense	(69.9)	(5.5)	(2.2)	(73.2)	7.7	(143.1)
Affiliated interest income	—	—	—	5.5	(5.5)	—
Equity in net income (losses) of subsidiaries	—	—	—	103.2	(103.2)	—
Gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	68.9	—	68.9
Other (expense) income, net	(1.6)	—	—	(7.1)	—	(8.7)

Income from continuing operations before income taxes	(3.3)	159.8	5.1	74.1	(103.2)	132.5
Income tax expense	10.6	53.8	—	—	—	64.4

Net income	(13.9)	106.0	5.1	74.1	(103.2)	68.1
Less: Net (loss) income attributable to noncontrolling interest	(6.2)	—	0.2	—	—	(6.0)

Net income attributable to controlling interest	(7.7)	106.0	4.9	74.1	(103.2)	74.1
Less: Preferred stock dividends and accretion	—	—	—	12.1	—	12.1

Net income attributable to common and participating preferred stockholders	$(7.7)	$106.0	$4.9	$62.0	$(103.2)	$62.0

Three Months Ended January 1, 2012	Consumer Products	Insurance	Other Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$848.8	$—	$—	$—	$—	$848.8
Insurance premiums	—	16.8	—	—	—	16.8
Net investment income	—	186.8	—	—	—	186.8
Net investment gains	—	103.9	—	—	—	103.9
Insurance and investment product fees and other	—	9.7	—	—	—	9.7

Total revenues	848.8	317.2	—	—	—	1,166.0
Operating costs and expenses:
Consumer products cost of goods sold	564.7	—	—	—	—	564.7
Benefits and other changes in policy reserves	—	176.9	—	—	—	176.9
Selling, acquisition, operating and general expenses	185.8	61.8	0.2	8.1	—	255.9
Amortization of intangibles	14.6	42.1	—	—	—	56.7

Total operating costs and expenses	765.1	280.8	0.2	8.1	—	1,054.2

Operating income	83.7	36.4	(0.2)	(8.1)	—	111.8
Interest expense	(41.1)	(6.2)	—	(14.8)	6.2	(55.9)
Affiliated interest income	—	—	—	6.2	(6.2)	—
Equity in net income (losses) of subsidiaries	—	—	—	24.9	(24.9)	—
Gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	27.9	—	27.9
Other (expense) income, net	(2.2)	—	—	3.4	—	1.2

Income from continuing operations before income taxes	40.4	30.2	(0.2)	39.5	(24.9)	85.0
Income tax expense	27.3	12.2	—	—	—	39.5

Net income	13.1	18.0	(0.2)	39.5	(24.9)	45.5
Less: Net (loss) income attributable to noncontrolling interest	6.0	—	—	—	—	6.0

Net income attributable to controlling interest	7.1	18.0	(0.2)	39.5	(24.9)	39.5
Less: Preferred stock dividends and accretion	—	—	—	15.7	—	15.7

Net income attributable to common and participating preferred stockholders	$7.1	$18.0	$(0.2)	$23.8	$(24.9)	$23.8

(18) Subsequent Events

FGL coinsurance agreement with FSR

On December 31, 2012, subsequent to the end of the quarter, FGL entered into a coinsurance agreement (the “Reinsurance Agreement”) with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman will reinsure approximately 10%, or approximately $1.5 billion of FGL’s policy liabilities. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, HGI Asset Management, LLC (“ HGI Asset Management”), entered into an investment management agreement, pursuant to which HGI Asset Management will manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account will be invested in accordance with FGL’s existing guidelines.

This agreement meets the risk transfer requirements to qualify as reinsurance under US GAAP. Under the terms of the agreement, FSR will pay FGL an initial ceding allowance of $15.0.

Salus Collateralized Loan Obligation Transaction

On February 7, 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a $250.0 collateralized loan obligation (“CLO”) vehicle. A Salus subsidiary will act as the collateral manager of the CLO, which will invest in senior secured asset-based loans originated by Salus. As part of the transaction, Salus and its affiliates contributed to the CLO approximately $221.0 of their existing portfolio of loans. Securities of $63.5 were placed with unaffiliated investors, and Salus and its affiliate, FGL, retained $50.0 and $111.5 of the CLO’s notes, respectively, including the subordinated notes. The CLO will have a reinvestment period of two years, a non-call period of two years and a final maturity of eight years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HGI which was included with our annual consolidated financial statements filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 27, 2012 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC.

HGI Overview

We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products, and branded consumer products such as batteries, small appliances, pet supplies, home and garden control products and personal care products. Our outstanding common stock is 76.7% and 74.6% owned, respectively, as of December 30, 2012 and the date of this filing, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion rights of the Company’s Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (together, the “Preferred Stock”).

We are focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. We view the acquisition of Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formerly Old Mutual U.S. Life Holdings, Inc.), in our 2011 fiscal year as our first steps in the implementation of that strategy. In addition to FGL’s asset management activities, HGI has expanded its asset management business by forming HGI Asset Management Holdings, LLC, and Salus Capital Partners, LLC (“Salus”), its subsidiary engaged in providing secured asset-based loans to entities across a variety of industries. In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments, acquire minority equity interests in companies and expand our operating businesses.

In December 2012, we closed a secondary offering, in which the Principal Stockholders offered 20.0 million shares of common stock at a price to the public of $7.50 per share. In addition, in January 2013, the underwriters exercised their option to purchase an additional 3.0 million shares of common stock from the Principal Stockholders. We did not receive any proceeds from the sale of shares in this offering.

In December 2012, we issued $700.0 million aggregate principal amount 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) and used part of the proceeds of the offering to accept for purchase $498.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 10.625% Notes. Additionally, we deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 million aggregate principal amount of the 10.625% Notes. The remainder of the proceeds will be used for working capital by us and our subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses.

In November, we announced a joint venture with EXCO Resources Inc. (“EXCO”) to create a private oil and gas limited partnership (the “EXCO/HGI Partnership”) that will purchase and operate EXCO’s producing U.S.

conventional oil and gas assets, for a total consideration of $725.0 million (the “EXCO/HGI Production Partners Acquisition”). The Partnership will constitute our initial operating business in the energy sector. We expect the joint venture to close in the second quarter of our Fiscal 2013.

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

We currently operate in three segments: Consumer Products through Spectrum Brands, Insurance through FGL, and Other Financial Services (currently, primarily the operations of Salus). Subsequent to the closing of our acquisition in the second fiscal quarter of 2013 of an equity interest in the EXCO/HGI Partnership, we intend to add a fourth segment, Energy.

Consumer Products Segment

Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; home and garden control products; pet supplies; electric shaving and grooming products; electric personal care products; and hardware and home improvement products.

Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellents and specialty pet supplies. Spectrum Brands also designs and markets rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. In addition, Spectrum Brands designs, markets and distributes a broad range of branded small appliances and personal care products. Spectrum Brands’ manufacturing and product development facilities located in the United States, Europe and Latin America. Substantially, all of Spectrum Brands’ rechargeable batteries, chargers, and portable lighting products, shaving and grooming products, small household appliances, and personal care products are manufactured by third-party suppliers, primarily located in Asia.

In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the HHI business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the HHI business (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. A portion of the Hardware Acquisition has not yet closed, consisting of the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), which is involved in the production of residential locksets ( the “TLM Residential Business”). For information pertaining to the Hardware Acquisition, see Note 13, Acquisitions.

Spectrum Brands sells products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature’s Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, the previously mentioned HHI Business brands and various other brands.

In December 2012, Spectrum Brands assumed $520.0 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “6.375% Notes”) and $570.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the “6.625% Notes”), in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 million term loan facility, of which $100.0 million is in Canadian dollar equivalents (the “Term Loan”). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 million prior to refinancing.

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

FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of approximately 300 independent marketing organizations (“IMOs”) representing approximately 19,000 independent agents and managing general agents. As of December 30, 2012, FGL had over 705,000 policyholders nationwide and distributes its products throughout the United States.

FGL’s most important IMOs are referred to as “Power Partners.” FGL’s Power Partners are currently comprised of 21 annuity IMOs and 17 life insurance IMOs. For the three months ended December 30, 2012, these Power Partners accounted for approximately 75% of FGL’s sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 10 years.

Under accounting principles generally accepted in the United States of America (“US GAAP”), premium collections for FIAs and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net recognized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), other operating costs and expenses and income taxes.

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

Other Financial Services Segment

Through Salus we are a provider of secured asset-based loans to the middle market across a variety of industries with additional complementary financing throughout the capital structure. Salus finances loan commitments that typically range from $3 to $30 million with the ability to lead and agent larger transactions. The Salus platform also serves as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. As of December 30, 2012, Salus has funded loans totaling $207.4 million aggregate principal amount outstanding. The Salus loans are funded through capital commitments from HGI and funds committed by FGL as co-lender.

Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed as secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. As of December 30, 2012, none of these loans were delinquent.

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

Highlights for the Fiscal Quarter Ended December 30, 2012

In this Quarterly Report on Form 10-Q we refer to the three month period ended December 30, 2012 as the “Fiscal 2013 Quarter” and the three month period ended January 1, 2012 as the “Fiscal 2012 Quarter.”

The following are the most significant developments in our respective businesses during the Fiscal 2013 Quarter:

•

Spectrum Brands completed the Hardware Acquisition, which is expected to enhance Spectrum Brand’s top-line growth, margins and free cash flow profile, while providing added scale, greater product diversity and attractive cross-selling opportunities.

•

We refinanced our $500.0 million aggregate principal amount 10.625% senior secured notes through issuance of $700.0 million aggregate principal amount of new 7.875% senior secured notes, lowering our cost of capital and extending the maturity of our debt. The remaining proceeds from the debt issuance will be used for working capital and general corporate purposes.

•

We commenced a registered secondary public offering of 23.0 million shares of our common stock by the Principal Stockholders, increasing our public float and broadening our shareholder base. We announced pricing of 20.0 million shares on December 13, 2012, with the remaining 3.0 million shares purchased by the underwriters in January of 2013.

•

Net income attributable to common and participating preferred stockholders increased to $62.0 million, or $0.31 per common share attributable to controlling interest ($0.03 diluted), compared to $23.8 million, or $0.12 per common share attributable to controlling interest ($0.06 diluted), in the Fiscal 2012 Quarter.

•

Our Fiscal 2013 first quarter results include $87.9 million of costs incurred by Spectrum Brands and us relating to the extinguishment of HGI’s 10.625% Notes, and the financing of the Hardware Acquisition. Partially offsetting these expenses, our stock price depreciation of 11.0% from $8.43 to $7.50 per share during the Fiscal 2013 Quarter resulted in a $68.9 million liability decrease related to the fair value of the preferred stock equity conversion feature, which represents a non-cash gain to net income. In addition, HGI realized $125.7 million of investment gains in our Insurance Segment.

•

We ended the quarter with corporate cash and investments of approximately $489.2 million (primarily held at HGI and HGI Funding LLC), which supports our business strategy and growth of existing businesses.

•	Our recorded total revenues of $1,222.3 million for the Fiscal 2013 Quarter increased $56.3 million, or 4.8%.

•

For the Fiscal 2013 Quarter, our Consumer Products segment recorded record net sales of $870.3 million, a $21.5 million, or 2.5%, increase from $848.8 million for the Fiscal 2012 Quarter; excluding negative foreign exchange impact, net sales grew 3.2% versus the prior quarter.

•

Consumer Products segment operating income was $68.2 million compared to $83.7 million in the first quarter of Fiscal 2012. The decrease reflects acquisition and integration costs primarily related to the HHI Acquisition Consumer Products segment and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $5.6 million, or 4.5%, to $130.7 million versus the Fiscal 2012 Quarter on higher sales, synergy benefits and cost reduction initiatives. Adjusted EBITDA margin represented 15.0% of sales, compared to 14.7% in the Fiscal 2012 Quarter.

•

Insurance segment product sales for the Fiscal 2013 Quarter were $254.9 million compared to $372.5 million in the comparable period of Fiscal 2012, reflecting product and pricing changes to maintain target profitability.

•

As of December 30, 2012, our Insurance segment had a net US GAAP book value of $1,287.7 million (including accumulated other comprehensive income (“AOCI”) of $422.9 million), up from $1,208.1 million as of September 30, 2012. Net unrealized gains on available for sale investments were $1,012.7 million on a U.S. GAAP basis.

•

Salus originated $175.0 million of new asset-backed loan commitments in the Fiscal 2013 Quarter. Salus had $207.4 million of loans outstanding as of December 30, 2012, and contributed approximately $5.1 million to our consolidated earnings for the Fiscal 2013 Quarter.

Results of Operations

Fiscal Quarter Ended December 30, 2012 Compared to Fiscal Quarter Ended January 1, 2012

Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2013	2012	Increase / (Decrease)
	(Unaudited)
Revenues:
Consumer Products	$870.3	$848.8	$21.5
Insurance and Financial Services	352.0	317.2	34.8

Total revenues	1,222.3	1,166.0	56.3

Operating costs and expenses:
Consumer products cost of goods sold	582.1	564.7	17.4
Benefits and other changes in policy reserves	83.6	176.9	(93.3)
Selling, acquisition, operating and general expenses	254.6	255.9	(1.3)
Amortization of intangibles	86.6	56.7	29.9

Total operating costs and expenses	1,006.9	1,054.2	(47.3)

Operating income	215.4	111.8	103.6
Interest expense	(143.1)	(55.9)	(87.2)
Gain from the change in the fair value of the equity conversion feature of preferred stock	68.9	27.9	41.0
Other (expense) income, net	(8.7)	1.2	(9.9)

Income from continuing operations before income taxes	132.5	85.0	47.5
Income tax expense	64.4	39.5	24.9

Net income	68.1	45.5	22.6
Less: Net (loss) income attributable to noncontrolling interest	(6.0)	6.0	(12.0)

Net income attributable to controlling interest	74.1	39.5	34.6
Less: Preferred stock dividends and accretion	12.1	15.7	(3.6)

Net income attributable to common and participating preferred stockholders	$62.0	$23.8	$38.2

Revenues

Consumer Products

Net sales for the Fiscal 2013 Quarter increased $21.5 million, or 2.5%, to $870.3 million from $848.8 million for the Fiscal 2012 Quarter. Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter
Product line net sales	2013	2012	Increase (Decrease)
Consumer batteries	$271.0	$268.0	$3.0
Small appliances	220.1	243.1	(23.0)
Pet supplies	139.8	134.9	4.9
Electric shaving and grooming products	92.9	96.3	(3.4)
Electric personal care products	82.0	81.8	0.2
Home and garden control products	30.5	24.7	5.8
Hardware and home improvement products	34.0	—	34.0

Total net sales to external customers	$870.3	$848.8	$21.5

For the Fiscal 2013 Quarter, global consumer battery sales increased $3.0 million, or 1.1%. Excluding the impact of negative foreign exchange of $4.6 million, global consumer battery sales increased $7.6 million, or 2.8%. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings and promotions, geographic expansion in Eastern Europe and increased portable lighting sales driven by severe weather in the U.S.

Small appliance sales decreased $23.0 million, or 9.5%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by decreased North American and Latin American sales of $26 million and $3 million, respectively, partially offset by increased European sales of $5 million. Foreign exchange positively impacted small appliances sales by $1.3 million. Decreased North American sales were attributable to the exit of low margin products, which drove an overall increase in profitability as a percentage of net sales for the product line. Latin American sales decreases were driven by a reduction in sales to customers who export to Venezuela in response to increased challenges to obtain U.S. dollar payments for goods and the timing of holiday shipments. European sales increases were attributable to market growth and promotional activities in the United Kingdom, increased online sales and regional expansion in Eastern and Western Europe.

Pet supply sales increased $4.9 million, or 3.6%, during the Fiscal 2013 Quarter, led by increases in companion animal sales of $7 million, tempered by decreased aquatics sales of $1 million and $1 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition and growth in the Dingo brand. The slight decline in aquatics sales resulted from decreased aquatic nutrition and water care sales in Europe, offset by increased aquarium starter kits and systems sales in both North America and Europe.

During the Fiscal 2013 Quarter, electric shaving and grooming product sales decreased $3.4 million, or 3.5%, driven by a $4 million decrease in North American sales, tempered by a $2 million increase in European sales. Foreign exchange negatively impacted electric shaving and grooming sales by $1.0 million. The declines in North American sales were due to port disruptions during the peak holiday period, the exit of certain product lines, an overall decrease in the product category and decreased retail space available for promotions. European sales gains were driven by successful new product launches, promotions and customer gains.

Electric personal care sales were flat for the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, as increased sales of $2 million in Europe were offset by a $1 million decrease in sales in Latin America and $1.0 million of negative foreign exchange impacts. The gains in Europe were driven by successful promotional activities related to new product launches and customer gains. The Latin American sales decrease was attributable to decreased sales to customers exporting to Venezuela following increased challenges to obtain U.S. dollar payments for goods.

Home and garden control product sales increased $5.8 million, or 23.5%, primarily attributable to increased household insect control sales of $4 million, resulting from retail distribution gains with existing customers and the Black Flag acquisition. Lawn and garden control sales increased $1 million driven by distribution gains and retail replenishment following strong retail sales in the fourth quarter of the fiscal year ended September 30, 2012 (“Fiscal 2012”).

Hardware and home improvement sales were $34.0 million during the Fiscal 2013 Quarter, reflecting the results of the HHI Business that was acquired on December 17, 2012.

Insurance and Financial Services

Insurance and financial services revenues, after intersegment eliminations, consist of the following components (in millions):

	Fiscal Quarter
	2013	2012	Increase (Decrease)
Premiums	$13.8	$16.8	$(3.0)
Net investment income	178.0	186.8	(8.8)
Net investment gains	146.5	103.9	42.6
Insurance and investment product fees and other	13.7	9.7	4.0

Total insurance and financial services revenues	$352.0	$317.2	$34.8

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been ceded third party reinsurers. For the Fiscal 2013 Quarter, premiums decreased $3.0 million, or 17.9%, to $13.8 million from $16.8 million for the Fiscal 2012 Quarter, primarily due to policy lapses and the effects of certain trueup adjustments related to the acquisition reinsurance transactions that were recognized in Fiscal 2012 Quarter.

For the Fiscal 2013 Quarter, investment income (before deducting management fees of $4.1 million and interest credited and option costs on annuity deposits of $126.1 million) resulted in a net investment spread of $47.8 million during the period, a decrease of $10.3 million, or 17.8% before amortization of intangibles, compared to net investment spread of $58.0 million for the Fiscal 2012 Quarter. The decrease in investment spread from the Fiscal 2012 Quarter resulted primarily from lower average yield on average cash and invested assets due to portfolio changes by FGL over the last twelve months to shorten the overall portfolio duration by selling longer dated and higher yielding investment grade rated bonds at gains in anticipation of rising interest rates and the realization of certain tax-advantaged built-in-gains. Partially offsetting these decreases were lower interest credited/option costs that resulted from lower crediting rates and a slight reduction in the cost of equity options hedging the FIA index credits. Also contributing to the decrease was lower interest rates period over period and holding excess cash and cash equivalents. Average invested assets (on an amortized cost basis) were $16.7 billion and $16.0 billion and the average yield earned on average invested assets was 4.25% and 4.78% (annualized) for the Fiscal 2013 Quarter and Fiscal 2012 Quarter, respectively, compared to interest credited and option costs of 3.17% and 3.39% (annualized,) for each Fiscal Quarter, respectively.

FGL’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter
	2013	2012
Average yield on invested assets	4.25%	4.78%
Less: Interest credited and option cost	3.17%	3.39%

Net investment spread	1.08%	1.39%

Net investment gains and losses, including impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For the Fiscal 2013 Quarter, FGL had net investment gains of $146.5 million compared to net investment gains of $103.9 million for the Fiscal 2012 Quarter. This increase is primarily due to $172.6 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2013 Quarter, including an offset by other-than-temporary impairments of $0.5 million, compared to net investment gains of $82.3 million, including an offset by other-than-temporary impairments of $13.2 million, for the Fiscal 2012 Quarter. The $90.3 million increase period over period is primarily due to the tax strategy for realization of certain tax-advantaged built-in-gains related to FGL’s 2011 acquisition and portfolio changes by FGL in Fiscal 2013 Quarter to shorten the duration of the portfolio, by selling longer dated investment grade rated bonds at gains. The other-than-temporary impairments for the Fiscal 2013 Quarter were primarily related to write-downs of residential mortgage-backed securities due to change of intent.

Partially offsetting the net investment gains on fixed maturity and equity available-for-sale securities for the Fiscal 2013 Quarter were net realized and unrealized losses of $25.6 million recognized during the Fiscal 2013 Quarter on long futures and equity options purchased to hedge the annual index credits for FIA contracts, compared to net realized and unrealized gains of $34.8 million on long futures and equity options during the Fiscal 2012 Quarter. Realized and unrealized (losses) gains on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard & Poors (“S&P”) 500 Index with the remainder based upon other equity and bond market indices. Accordingly, the change in the unrealized (loss) gain on derivatives was primarily driven by the 1.0% decrease and 11.2% increase in the S&P 500 Index during the Fiscal 2013 and Fiscal 2012 Quarters, respectively.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter
	2013	2012
Call options:
Gain (loss) on option expiration	$22.9	$(25.2)
Change in unrealized (loss) gain	(43.8)	45.1
Futures contracts:
(Loss) gain on futures contracts expiration	(7.2)	9.7
Change in unrealized gain	2.5	5.2

	$(25.6)	$34.8

The average index credits to policyholders were as follows:

	Fiscal Quarter
	2013	2012
S&P 500 Index:
Point-to-point strategy	4.90%	2.03%
Monthly average strategy	4.95%	4.24%
Monthly point-to-point strategy	2.86%	0.02%
3 Year high water mark	18.71%	17.53%

For the Fiscal 2013 Quarter, the average return to contractholders from index credits during the period was 4.38% (annualized), compared to 1.88% (annualized) for the Fiscal 2012 Quarter. The increase quarter over quarter was primarily due to greater appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2013 Quarter compared to the appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2012 Quarter. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses recognized on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased was $27.6 million for the Fiscal 2013 and 2012 Quarters.

For the Fiscal 2012 Quarter, insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $4.0 million, or 41.2%, to $13.7 million for the Fiscal 2013 Quarter from $9.7 million for the Fiscal 2012 Quarter, primarily due to cost of insurance revenue on new universal life policies issued during the last twelve months and policy rider fees on the Prosperity Elite product line which was introduced during the fourth quarter of the year ended September 30, 2011.

Operating Costs and Expenses

Consumer products cost of goods sold/Gross Profit. Gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2013 Quarter was $288.2 million compared to $284.1 million for the Fiscal 2012 Quarter. The HHI Business contributed $4.0 million in gross profit. Our gross profit margin, representing gross profit as a percentage of consumer products net sales, for the Fiscal 2013 Quarter decreased to 33.1% from 33.5% in the Fiscal 2012 Quarter. The decrease in gross profit and gross profit margin resulted from increased consumer products cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in the small appliance category.

Benefits and other changes in policy reserves. For the Fiscal 2013 Quarter, benefits and other changes in policy reserves decreased $93.3 million, or 52.7%, to $83.6 million, from $176.9 million for the Fiscal 2012 Quarter principally due to the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. For the Fiscal 2013 Quarter, the market value option liability decreased $68.0 million compared to an increase of $38.0 million for the Fiscal 2012 Quarter. The quarter over quarter decrease of $106.0 million primarily due to changes in the equity markets during those periods. For the Fiscal 2013 Quarter, the present value of future credits and guarantee liability decreased $18.7 million compared to a $5.2 million decrease in the Fiscal 2012 Quarter. The quarter over quarter decrease of $13.5 million was primarily driven by the change in the risk free rates during the Fiscal 2013 Quarter compared to the change in rates during the Fiscal 2012 Quarter. Also contributing to the quarter over quarter change was a decrease in life contingent immediate annuity reserves of $24.4 million, primarily due to mortality gains of $15.2 million recognized in the Fiscal 2013 Quarter due to large case deaths.

Partially offsetting these decreases were index credits, interest credits and bonuses of $133.2 million during the Fiscal 2013 Quarter compared to $97.4 million during the Fiscal 2012 Quarter as well as an increase in death benefits of $11.8 million. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products.

Below is a summary of the major components included in benefits and other changes in policy reserves for the Fiscal 2013 and 2012 Quarters:

	Fiscal Quarter
	2013	2012
FIA market value option liability change	$(68.0)	$38.0
FIA present value future credits & guarantee liability change	(18.7)	(5.2)
Index credits, interest credited & bonuses	133.2	97.4
Change in life contingent SPIA reserves	(51.5)	(27.1)
Annuity payments	59.9	62.8
Death benefits	19.7	7.9
Other policy benefits and reserve movements	9.0	3.1

Total benefits and other changes in policy reserves	$83.6	$176.9

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased $1.3 million to $254.6 million for the Fiscal 2013 Quarter from $255.9 million for the Fiscal 2012 Quarter. The decrease is primarily attributable to a $33.5 million decrease in costs within Insurance and Other Financial Services, offset by a $17.1 million increase in operating and general expenses at Spectrum and an $15.1 million increase in corporate expenses.

Acquisition, operating and general expenses, net of deferrals, of FGL and Salus, decreased $33.5 million to $28.5 million for the Fiscal 2013 Quarter, from $62.0 million for the Fiscal 2012 Quarter principally due to a $31.1 million ceding commission paid to Wilton Re primarily related to $30.5 million of investment gains realized on the securities transferred to Wilton Re on the October 17, 2011 effective date of the second acquisition-related reinsurance amendment.

The $17.1 million increase in Spectrum Brands’ selling, operating and general expenses is principally due to a $13.0 million increase in acquisition and integration related charges incurred as a result of the Hardware Acquisition, $7.0 million in operating expenses contributed by the HHI Business and a $3.0 million increase in restructuring and related charges. These increases were offset by positive foreign exchange impacts of $2.0 million and a decrease in stock compensation expense of $1.0 million.

The $15.1 million increase in corporate expenses is primarily due to the hiring of new personnel and an increase in bonus compensation accruals during the Fiscal 2013 Quarter based on an increase in HGI’s net asset value (“Compensation NAV”) determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further under below) and an allocation of overhead costs from Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate.

Consolidated operating costs and expenses for the remainder of Fiscal 2013 are expected to increase over the comparable nine months of Fiscal 2012 as we continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at our subsidiaries.

HGI’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. HGI’s operating costs increased by approximately $6.4 million for the Fiscal 2013 Quarter as a result of the accrual for these bonus compensation expenses. These amounts reflect the underlying performance and growth in the Compensation NAV, which has grown approximately 13.5% in the Fiscal 2013 Quarter. The current results of HGI would result in a mix of cash and equity awards being paid over the next two years if the growth in Compensation NAV is sustained. If the growth in Compensation NAV is sustained, we expect the remainder of Fiscal 2013 to have approximately $22.3 million of bonus compensation expense relating to the 2013 Compensation NAV and deferred cash awards related to the 2012 Compensation NAV. In addition, we expect to recognize approximately $16.6 million of bonus compensation expense in Fiscal 2014 for the 2013 Compensation NAV and deferred cash awards relating to the 2012 Compensation NAV, subject to clawback provisions if the subsequent increase in Compensation NAV does not exceed specified threshold returns.

Amortization of intangibles. For the Fiscal 2013 Quarter, amortization of intangibles increased $29.9 million, or 52.7%, to $86.6 million from $56.7 million for the Fiscal 2012 Quarter primarily due to amortization of acquisition costs related to new business within our Insurance Segment added since the Fiscal 2012 Quarter and from higher earnings on the FIA line of business. The increase in FIA earnings was principally due to the gains on sales of longer dated investment grade rated bonds. We expect an increase in amortization of intangibles in future periods due to additional amortizable definite-lived intangibles acquired as part of business acquisitions within our Consumer Products segment (see Note 13, Acquisitions, in the accompanying Condensed Consolidated Financial Statements for further detail.) In general, for the Insurance segment, amortization of DAC will increase each period due to the growth in FGL’s annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products however FGL may experience negative DAC amortization when capitalized accrued interest is greater than the amortization expense. At each period, loss recognition testing is carried out to ensure that DAC and VOBA are recoverable. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

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

Adjusted EBITDA increased $5.6 million, or 4.5%, to 130.7 million for the Fiscal 2013 Quarter from $125.1 million for the Fiscal 2012 Quarter. The increase in Adjusted EBITDA was primarily a result of (i) an increase due to the first-time inclusion of the results of the recently acquired HHI Business, (ii) improvements resulting from the exit of low margin products in the small appliances category of Spectrum Brands’ Global Batteries and Appliances, (iii) favorable product mix and cost reductions in Spectrum Brands’ Home and Garden segment, and (iv) reductions in selling, general and administrative expenses at Spectrum Brands attributable to cost synergies. These increases where partially offset by (i) the decrease in gross profit resulting from an increased cost of goods sold resulting from unfavorable manufacturing variances at Spectrum Brands’ Global Pet Supplies segment, and (ii) decreases in the Global Batteries and Appliances segment attributable to unfavorable product mix and pricing pressures in the U.S.

The table below shows the adjustments made to the reported operating income of the consumer products segment to calculate its Adjusted EBITDA:

	Fiscal Quarter
	2013	2012
Reconciliation to reported operating income:
Reported operating income — consumer products segment	$68.2	$83.7
Add: Other expense not included above	(1.6)	(2.2)
Add back:
Net loss attributable to non-controlling interest	0.5	—
HHI Business inventory fair value adjustment	5.2	—
Restructuring and related charges	6.6	7.7
Acquisition and integration related charges	20.8	7.6

Adjusted EBIT — consumer products segment	99.7	96.8
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	10.7	9.3
Amortization of intangibles	17.1	14.6
Stock-based compensation	3.2	4.4

Adjusted EBITDA — consumer products segment	$130.7	$125.1

Adjusted Operating Income — Insurance. Adjusted operating income is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For the Fiscal 2013 Quarter, adjusted operating income increased $8.9 million to $33.0 million, or 36.9%, from $24.1 million for the Fiscal 2012 Quarter. This increase is primarily due to mortality gains of $15.2 million recognized in the Fiscal 2013 Quarter caused by large case deaths, as discussed below in benefits and other changes in policy reserves. Partially offsetting this gain was the impact of holding a larger balance of cash and short-term holdings in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, due to a repositioning of the portfolio in conjunction with the Company’s realized built-in gain (“RBIG”) tax strategy in order to realize certain tax advantaged built-in gains, which resulted in lower net investment income of $7.0 million, net of amortization for the quarter.

The table below shows the adjustments made to the reported operating income (loss) of the insurance segment to calculate its adjusted operating income:

	Fiscal Quarter
	2013	2012
Reconciliation to reported operating income:
Reported operating income — insurance segment	$165.3	$36.4
Effect of investment gains, net of offsets	(125.7)	(18.2)
Effect of change in FIA embedded derivative discount rate, net of offsets	(6.6)	2.8
Effects of transaction-related reinsurance	—	3.1

Adjusted operating income	$33.0	$24.1

Adjusted operating income is calculated by adjusting the reported insurance segment operating income to eliminate the impact of net investment gains, excluding gains and losses on derivatives and including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability and the effects of acquisition-related reinsurance transactions, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate period to period in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income, we believe adjusted operating income enhances the understanding of underlying results and profitability which in turn provides a meaningful analysis tool for investors.

Non-US GAAP measures such as adjusted operating income should not be used as a substitute for reported operating income. We believe the adjustments made to the reported operating income in order to derive adjusted operating income are significant to gaining an understanding of FGL’s results of operations. For example, FGL could have strong operating results in a given period, yet report operating income that is materially less, if during the period the fair value of derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative asset because of non-equity market factors such as interest rate movements. Similarly, FGL could also have poor operating results yet report operating income that is materially greater, if during the period the fair value of the derivative assets increases but the embedded derivative liability increase is less than the fair value change of the derivative assets. FGL hedges FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. The management and board of directors of FGL review adjusted operating income and reported operating income as part of their examination of FGL’s overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on reported operating income. Accordingly, the management and board of directors of FGL perform an independent review and analysis of these items, as part of their review of hedging results each period.

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

Other items affecting net income attributable to common and participating preferred stockholders

Interest Expense. Interest expense increased $87.2 million to $143.1 million for the Fiscal 2013 Quarter from $55.9 million for the Fiscal 2012 Quarter. The increase in quarterly interest expense is principally due to $58.9 million of fees incurred by HGI related to the issuance of the 7.875% Notes, the extinguishment of the 10.625% Notes, and $29.0 million of costs incurred by Spectrum Brands associated with the financing of the Hardware Acquisition. The fees incurred by HGI consisted of $45.9 million cash charges for fees and expenses, and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount related to the extinguishment of the 10.625% Notes. The $29.0 million of costs incurred by Spectrum Brands relating to the Hardware Acquisition financing included: (i) $13.0 million of cash costs related to unused bridge financing commitments; (ii) $6.0 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2.0 million of cash costs related to a ticking fee on the term loan facility incurred prior to the closing of the transaction; (iv) $3.0 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5.0 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition.

Gain from the change in the fair value of the equity conversion feature of preferred stock. For the Fiscal 2013 Quarter the fair value of equity conversion feature of Preferred Stock decreased $68.9 million due to the effect of a mark to market change in the fair value of the derivative liability for the bifurcated equity conversion feature of our Preferred Stock. The liability decreased in the Fiscal 2013 Quarter principally due to a decrease in the market price of our common stock from $8.43 to $7.50 per share during the Fiscal 2013 Quarter. During the Fiscal 2012 Quarter the fair value of the derivative liability decreased $27.9 million due to a decrease in the market price of our common stock from $5.07 to $4.01 per share during the Fiscal 2012 Quarter.

Other (expense) income, net. Other (expense) income, net in the Fiscal 2013 Quarter and the Fiscal 2012 Quarter, relates primarily to $(7.2) and $3.0 million, respectively, of net recognized gains (losses) on trading securities held principally for investing purposes of HGI during the respective periods.

Income Taxes. For the Fiscal 2013 Quarter and the Fiscal 2012 Quarter, our effective tax rates of 48.6% and 46.5%, respectively, were higher than the United States Federal statutory rate of 35%, primarily as a result of (i) pretax losses in the United States and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable, (ii) deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and (iii) tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the Fiscal 2013 and 2012 Quarters, respectively, were the releases of valuation allowances of $45.9 million and $13.9 million, respectively, on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of recent acquisitions. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as we concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

Spectrum Brands’ management decided to not permanently reinvest the Fiscal 2012 and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. Using these funds, Spectrum Brands’ management plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on the expected future repatriation of foreign earnings. If the U.S. valuation allowance were released at some future date, the U.S. tax on foreign earnings repatriation could have a material impact on our effective tax rate in future periods. For Fiscal 2013, we expect to accrue less than $4.0 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.

Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands and Salus attributable to the noncontrolling interest not owned by HGI. Such amount varies in relation to Spectrum Brands’ and Salus’ net income or loss for the period and the percentage interest not owned by HGI, which was 42.6% and 46.3% for Spectrum Brands, and 7.7% and 0% for Salus, respectively, as of December 30, 2012 and January 1, 2012.

Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%, (ii) a quarterly non-cash principal accretion at an annualized rate of 4% through March 31, 2012, that was reduced to 2% for the remainder of Fiscal 2012, and which was further reduced to a zero rate of accretion on September 30, 2012 for the first half of Fiscal 2013, since we achieved a specified rate of growth measured by the increase in the value of HGI’s net assets (the “Preferred Stock NAV”) calculated in accordance with the certificates of designation of the Preferred Stock, and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. The decrease in the Preferred Stock dividends and accretion for the Fiscal 2013 Quarter compared to the Fiscal 2013 Quarter is due to the quarterly non-cash principal accretion rate decreasing from 4% in the Fiscal 2012 Quarter to a zero rate of accretion for the Fiscal 2013 Quarter.

For purposes of determining the Preferred Stock accretion amount, we calculate the Preferred Stock NAV in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of September 30, 2012,

calculated in accordance with the certificates of designation, was approximately $1.5 billion. This calculation results in no quarterly non-cash accretion for the first half of Fiscal 2013, although it could increase to an annualized rate of 2% or 4% in subsequent periods based upon changes in the Preferred Stock NAV.

Liquidity and Capital Resources

HGI

HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes (approximately $55.1 million per year), dividend payments on its Preferred Stock (approximately $33.4 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from its subsidiaries.

We currently expect to receive approximately $40.0 million in dividends from FGL during Fiscal 2013, sufficient to fund a substantial portion of the interest payments on the 7.875% Notes. We also expect to receive approximately $22.4 million during Fiscal 2013 from Spectrum Brands as HGI’s portion of a $0.25 per share quarterly dividend to be declared by Spectrum Brands to its stockholders, and we also expect to receive $3.0 million in dividends from Salus during the remainder of Fiscal 2013. Lastly, we expect to receive up to $46.0 million in dividends during the remainder of Fiscal 2013 from our oil and gas MLP joint venture with EXCO Resources, after it closes in our second quarter of Fiscal 2013. The rest of HGI’s cash needs for the remainder of Fiscal 2013, including if the EXCO/HGI Production Partners Acquisition is completed, are expected to be satisfied out of cash and investments on hand. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources, including from the issuance of debt and/or equity by HGI or our subsidiaries. For example, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities. HGI and FGL have also committed to provide Salus with capital and financing, in order to engage in asset based lending transactions.

We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets, such as the EXCO/HGI Production Partners Acquisition. At December 30, 2012, HGI’s corporate cash, cash equivalents and investments were $489.2 million.

Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or with terms satisfactory to HGI. We expect to service any such additional debt through raising dividends received from our subsidiaries. We may also seek to retire or refinance our 7.875% Notes or Preferred Stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands

Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2013, including the Hardware Acquisition, through a combination of cash on hand ($70.9 million at December 30, 2012) and cash flows from operations and available borrowings under its ABL revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for the remaining nine months of Fiscal 2013 will be approximately $66.0 million to $71.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested. At December 30, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2013, Spectrum Brands expects to generate between $75.0 million and $100.0 million of foreign cash that will be repatriated for its general corporate purposes.

In December 2012, Spectrum Brands assumed $520.0 million aggregate principal amount of 6.375% Senior Notes due 2020 and $570.0 million aggregate principal amount of 6.625% Senior Notes due 2022 in connection with the acquisition of the (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the HHI Business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the HHI Business. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 million term loan facility, of which $100.0 million is in Canadian dollar equivalents (the “Term Loan”). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing.

From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

FGL

FGL conducts all its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to pay dividends to HGI and to meet its holding company obligations. Other principal sources of cash include sales of assets. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities.

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

The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of December 30, 2012, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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

As of December 30, 2012 and September 30, 2012, FGL’s investment portfolio, including asset-based loans originated by Salus, was approximately $17.1 billion and $16.7 billion, respectively, and was divided among the following asset classes (dollars in millions):

	December 30, 2012		September 30, 2012
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,290.7	7.5%	$1,027.9	6.1%
Commercial mortgage-backed securities	563.6	3.3%	553.8	3.3%
Corporates	9,874.2	57.6%	11,009.0	65.8%
Equities	263.8	1.5%	248.1	1.5%
Hybrids	441.5	2.6%	528.2	3.2%
Municipals	1,174.3	6.9%	1,224.0	7.3%
Agency residential mortgage-backed securities	140.0	0.8%	155.0	0.9%
Non-agency residential mortgage-backed securities	969.2	5.7%	660.6	3.9%
U.S. Government	2,023.1	11.8%	930.4	5.6%
Other (primarily derivatives, asset-backed loans and policy loans)	393.9	2.3%	399.6	2.4%

Total investments	$17,134.3	100.0%	$16,736.6	100.0%

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

As of December 30, 2012 and September 30, 2012, FGL’s fixed maturity available-for-sale portfolio was approximately $16.5 billion and $16.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	December 30, 2012		September 30, 2012
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$2,830.9	17.2%	$1,842.3	11.4%
AA	2,495.3	15.1%	2,042.9	12.7%
A	4,020.6	24.4%	4,280.4	26.6%
BBB	5,831.0	35.4%	7,084.0	44.0%
BB	519.2	3.2%	459.0	2.9%
B and below	779.6	4.7%	380.3	2.4%

Total	$16,476.6	100.0%	$16,088.9	100.0%

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

The tables below present FGL’s fixed maturity securities by NAIC designation as of December 30, 2012 and September 30, 2012(dollars in millions):

	December 30, 2012			September 30, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Percent of Total Carrying Amount
1	$9,624.3	$10,224.7	62.0%	$8,070.1	$8,634.0	53.6%
2	5,365.8	5,751.6	34.9%	6,569.1	7,047.4	43.8%
3	454.8	471.0	2.9%	381.3	386.4	2.4%
4	18.3	18.1	0.1%	8.5	8.8	0.1%
5	8.5	8.8	0.1%	8.2	8.2	0.1%
6	2.2	2.4	—	3.8	4.1	—

	$15,473.9	$16,476.6	100.0%	$15,041.0	$16,088.9	100.0%

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities (available for sale) that were in an unrealized loss position as of December 30, 2012 and September 30, 2012 were as follows (dollars in millions):

	December 30, 2012				September 30, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$1	$(0.2)	$0.8	6	$0.9	$(0.2)	$0.7
United States Government sponsored agencies	10	9.1	(0.1)	9.0	10	7.3	(0.1)	7.2
United States municipalities, states and territories	22	104.9	(1.2)	103.7	18	72.2	(1.1)	71.1
Corporate securities:
Finance, insurance and real estate	52	449.6	(4.1)	445.5	31	241.7	(4.9)	236.8
Manufacturing, construction and mining	10	84.5	(1.3)	83.2	10	95.6	(3.0)	92.6
Utilities and related sectors	12	60.6	(0.4)	60.2	7	48.5	(0.4)	48.1
Wholesale/retail trade	11	107.4	(3.1)	104.3	7	59.1	(1.3)	57.8
Services, media and other	13	117.0	(2.3)	114.7	4	21.9	(0.4)	21.5
Hybrid securities	6	48.2	(1.7)	46.5	8	130.7	(9.6)	121.1
Non-agency residential mortgage-backed securities	38	146.1	(2.8)	143.3	26	119.0	(4.3)	114.7
Commercial mortgage-backed securities	13	23.3	(1.8)	21.5	9	13.9	(2.4)	11.5
Asset-backed securities	21	195.2	(0.7)	194.5	17	178.9	(1.6)	177.3
Equity securities	3	48.9	(1.7)	47.2	3	45.8	(1.3)	44.5

	220	$1,395.8	$(21.4)	$1,374.4	156	$1,035.5	$(30.6)	$1,004.9

The gross unrealized loss position on the portfolio at December 30, 2012, was $21.4 million, an improvement from $30.6 million at September 30, 2012. The following is a description of the factors causing the unrealized losses by investment category as of December 30, 2012:

Corporate/Hybrid securities: Through December 30, 2012, spreads on corporate bonds continued to narrow. Confidence in the unfolding economic recovery along with steps that companies have taken to strengthen their balance sheets as well as maturity profiles have improved the prospects of corporate issuers. Accordingly, the prices of their securities continue to strengthen. Finance, insurance and real-estate-related corporates and hybrids remain the largest component of the $12.9 million unrealized loss position, as of December 30, 2012, for corporate securities and hybrids, which in turn is the largest component of the total gross unrealized loss position. As risk premiums have narrowed and investor sentiment has improved, the total unrealized loss position has declined from the prior year and represents an even smaller percentage of the total gross loss position. The improvement in unrealized loss positions in hybrids from September 30, 2012 to December 30, 2012 was primarily a result of greater availability of capital for firms and regulatory changes which have encouraged certain issuers to retire their outstanding securities, thereby moving prices higher. Offsetting the improvements in Finance, insurance and real-estate-related corporates and hybrids, were deterioration in the unrealized loss position in the Services, media and other and Wholesale/retail categories. The deterioration in the Services, media and other category primarily due to a decline in the price of bonds related to a military housing facility as the coupons reset; there are no underlying credit concerns with this issuer. Similarly, the unrealized loss position in the Wholesale/retail trade category increased due to a decline in the price of an airline enhanced equipment trust certificate. Subsequent to December 30, 2012, the price of this security has recovered.

Non-agency residential mortgage-backed securities: Prices on FGL’s legacy non-agency residential mortgage-backed security positions remain below amortized cost due to continued challenges in the housing market. However, the unrealized loss position relating to this asset class has declined from $4.3 million, as of September 30, 2012, to $2.8 million, as of December 30, 2012, as the housing market recovers and as estimates of future home price appreciation improve. FGL selectively added to its non-agency residential mortgage backed holdings during the year, focusing on NAIC-1 rated securities. The decision to increase exposure to this asset class was predicated by the emerging recovery in housing fundamentals, including an increase in the number of cities that are experiencing year-over-year appreciation in home prices.

Commercial mortgage-backed securities: The portfolio’s commercial mortgage-backed security exposure is concentrated in earlier vintage and higher quality securities. As spreads narrowed, the unrealized loss position declined from $2.4 million, as of September 30, 2012, to $1.8 million, as of December 30, 2012.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of December 30, 2012 and September 30, 2012 were as follows (dollars in millions):

	December 30, 2012				September 30, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Six months or more and less than twelve months	1	0.9	0.2	(0.7)	3	2.6	0.9	(1.7)
Twelve months or greater	1	0.8	0.1	(0.7)	—	—	—	—

Total investment grade	2	1.7	0.3	(1.4)	3	2.6	0.9	(1.7)

Below investment grade:
Six months or more and less than twelve months	—	—	—	—	1	0.8	0.5	(0.3)
Twelve months or greater	4	0.8	0.4	(0.4)	1	—	—	—

Total below investment grade	4	0.8	0.4	(0.4)	2	0.8	0.5	(0.3)

Total	6	$2.5	$0.7	$(1.8)	5	$3.4	$1.4	$(2.0)

Other-Than-Temporary Impairments and Watch List

FGL has a policy and process in place to identify securities in its investment portfolio for which it should recognize impairments.

At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment, FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues FGL owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At December 30, 2012 and September 30, 2012, FGL’s watch list included only 10 and 9 securities in an unrealized loss position with an amortized cost of $2.9 million and $4.0 million, unrealized losses of $2.0 million and $1.5 million, and fair value of $0.9 million and $2.5 million, respectively.

There were 10 and 9 structured securities on the watch list as of December 30, 2012 and September 30, 2012, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the December 30, 2012 carrying values were fully recoverable.

Exposure to European Sovereign Debt

FGL had no exposure to foreign sovereign debt at December 30, 2012.

Available-For-Sale Securities

For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of December 30, 2012 refer to Note 2, Investments, to our Condensed Consolidated Financial Statements.

Net Investment Income and Net investment gains

For discussion regarding FGL’s net investment income and net investment gains refer to Note 2, Investments, to our Condensed Consolidated Financial Statements.

Concentrations of Financial Instruments

For detail regarding FGL’s concentration of financial instruments refer to Note 2, Investments, to our Condensed Consolidated Financial Statements.

Derivatives

For additional information regarding FGL’s derivatives refer to Note 3, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements.

FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.

FGL will also hold cash and cash equivalents received from counterparties for call option collateral, as well as Government securities pledged as call option collateral, if its counterparty’s net exposures exceed pre-determined thresholds. See Note 3, Derivative Financial Instruments, for additional information regarding FGL’s exposure to credit loss on call options.

Discussion of Consolidated Cash Flows

Summary of Consolidated Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreased in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter
Cash provided by (used in):	2013	2012	Increase / (Decrease)
Operating activities	$(175.5)	$(4.5)	$(171.0)
Investing activities	(1,818.5)	891.1	(2,709.6)
Financing activities	1,627.7	179.2	1,448.5
Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.6	(2.3)

Net increase in cash and cash equivalents	$(367.0)	$1,067.4	$(1,434.4)

Operating Activities

Cash used in operating activities totaled $175.5 million for the Fiscal 2013 Quarter as compared to cash used of $4.5 million for the Fiscal 2012 Quarter. The $171.0 million decline was the result of (i) a $74.1 million increase in cash provided by the Insurance segment; (ii) a $149.3 million increase in cash used by the Corporate and Other segment; (iii) a $97.8 million increase in cash used by the Consumer Products segment; and (iv) a $2.0 million increase in cash provided by the Other Financial Services segment.

The Insurance segment’s $74.1 million increase in cash provided by operating activities is primarily due to a $176.7 million decrease in transfers of cash to reinsurers relating to a reinsurance transaction in the Fiscal 2012 Quarter and a $36.5 million decrease in policy acquisition and operating expenses, partially offset by a $124.5 million increase in benefits paid and a $9.7 million decrease in investment income. The $124.5 million increase in benefits paid in Fiscal 2013 Quarter is mostly due to an increase in index credits, interest credited and bonuses, death benefits and the effects of reinsurance transactions entered into in early Fiscal 2012.

The $149.3 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to (i) a $67.4 million decrease in cash provided from excess of sales over purchases of trading securities acquired for resale, (ii) the non-recurrence in the Fiscal 2013 Quarter of the return of $49.3 million cash collateral posted for an FGL subsidiary in the Fiscal 2012 Quarter, (iii) a $9.3 million increased use of cash due to higher levels of general and administrative expenses, (iv) $6.9 million increase in cash bonus compensation payments made in the Fiscal 2013 Quarter, and (v) a $6.4 million increase in transaction and acquisition related expenditures, primarily resulting from the EXCO/HGI Partnership transaction.

The $97.8 million increase cash used by operating activities in the Consumer Products segment was primarily due to a $70 million increased use of cash for working capital, $24 million higher cash payments for interest primarily due to one-time payments relating to the financing of the Hardware Acquisition, $11 million higher cash payments for acquisition and integration related activities, and $5 million in higher cash tax payments. These increases in uses of cash where partially offset by lower cash payments for restructuring. The $70 million increase in cash used for working capital and other items was driven by increases in accounts receivable, decreases in accounts payable and decreases in accrued expenses, partially offset by decreases in inventory.

Investing Activities

Cash used by investing activities was $1,818.5 million for the Fiscal 2013 Quarter, as compared to cash provided of $891.1 million for the Fiscal 2012 Quarter. The $2,709.6 million decrease in cash provided by investing activities is principally due to (i) an increase in net cash used in acquisitions of $1,112.8 million, (ii) an increase in cash used by Salus to originate $26.2 million, net, of asset-backed loans in the Fiscal 2013 Quarter and (iii) a $1,470.9 million decrease in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL. The $1,112.8 million increase in net cash used from acquisitions relates to the $1272.0 million, net of cash acquired, acquisition of the HHI Business, and the $48.7 million acquisition of Shaser in the Fiscal 2013 Quarter (of which $24.4 million was paid during the Fiscal 2013 Quarter), as compared to the $139.4 million of net cash used from the acquisition of FURminator, Inc., net of cash acquired, and the $43.8 million acquisition of Black Flag, net of cash acquired, in the Fiscal 2012 Quarter. The $100.0 million increase in cash used by other investing activities related to a $100.0 million escrow payment for the future acquisition of TLM Taiwan, which is expected to close on or before March 31, 2013.

Financing Activities

Cash provided by financing activities was $1,627.7 million for the Fiscal 2013 Quarter compared to cash provided of $179.2 million for the Fiscal 2012 Quarter. The $1,448.7 million increase in cash provided by financing activities was primarily related to (i) a $2,366.6 million increase in cash provided from the proceeds of issuances of debt, (ii) the increased use of cash of $819.9 million, net, for repayment of debt, primarily relating to the $545.9 million repayment of the 10.625% Notes by HGI, including a bond call/tender premium, and the $370.2 million repayment by Spectrum Brands of its former term loan facility in the Fiscal 2013 Quarter, and cash used by FGL of $95.0 million to settle a surplus note payable in the Fiscal 2012 Quarter, (iv) an decrease in cash provided of $54.6 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL, (v) a $20.6 million increase in cash provided from the ABL Facility, (vi) a $3.2 million increase in cash used to purchase Spectrum Brands’ common stock by HGI, and (vii) a $1.2 million increase in cash used for dividends paid by HGI on its Preferred Stock.

Debt Financing Activities

HGI

In December 2012, we issued $700.0 aggregate principal amount 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 10.625% Notes. Additionally, we deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 million aggregate principal amount of the 10.625% Notes (the “Satisfaction and Discharge”).

As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 10.625% Notes on or about the call date of the Satisfaction and Discharge on December 21, 2012. We have a contingent obligation for payment of the 10.625% Notes were the trustee to default on its payment obligations. We believe the risk of such default is remote and therefore has not recorded a related liability. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, we recorded $58.9 million of charges to “Interest expense” in the Condensed Consolidated Statements of Operations for the three months ended December 30, 2012, consisting of $45.7 million cash charges for fees and expenses related to the Tender Offer, $0.2 million cash charges related to the Satisfaction and Discharge and $13.0 million of non-cash charges for the write down of debt issuance costs and net unamortized discount.

The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5 million. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019, but if our Preferred Stock has not been redeemed, repurchased or otherwise retired prior to May 13, 2018; then, the 7.875% Notes will mature on May 13, 2018. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, Harbinger F&G, LLC (“HFG”) and HGI Funding LLC) and our directly held cash and investment securities.

In connection with the 7.875% Note offering we recorded $19.2 million of fees during the three months ended December 30, 2012. These fees are classified as “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 30, 2012, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.

We have the option to redeem the 7.875% Notes prior to January 15, 2016 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after January 15, 2016, we may redeem some or all of the 7.875% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2016, we may redeem up to 35% of the original aggregate principal amount of the 7.875% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 107.875% of the principal amount of the 7.875% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.875% Notes remains outstanding immediately thereafter.

The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At December 30, 2012, we were in compliance with all covenants under the indenture governing the 7.875% Notes.

Spectrum Brands

At December 30, 2012, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $799.1 million under the Term Loan, maturing December 17, 2019; (ii) $950.0 million under the 9.5% Notes, maturing June 15, 2018; (iii) $520.0 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570.0 million under the 6.625% Notes, maturing November 15, 2022; (v) $300.0 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $32.0 million under the ABL Facility, expiring May 3, 2016 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, the 6.75% Notes and the 9.5% Notes, the “Senior Credit Facilities”).

At December 30, 2012, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility.

See Note 6, Debt, to our Condensed Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during the Fiscal 2013 Quarter.

Interest Payments and Fees

In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $219 million in the aggregate. This includes $90 million the 9.5% Notes, $33 million in the aggregate under the 6.375% Notes, $38 million in the aggregate under the 6.625% Notes, and approximately $20 million in the aggregate under the 6.75% Notes, and interest under Spectrum Brands’ ABL Facility of $1 million. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at December 30, 2012, this also includes interest under our Term Loan of approximately $37 million. Interest on the 9.5% Notes, 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

FGL

On April 7, 2011, a wholly-owned reinsurance subsidiary of FGL issued a $95.0 million surplus note to the prior owner of FGL. The surplus note was issued at par and carried a 6% fixed interest rate. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled on October 17, 2011 at face value without the payment of interest.

Series A and Series A-2 Participating Convertible Preferred Stock

On May 13, 2011 and August 5, 2011, we issued 280,000 shares of Series A Preferred Stock and 120,000 shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400.0 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments,

(iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4%, 2% or 0% dependent on whether we achieve specified rates of growth measured by increases in the Preferred Stock NAV. As previously discussed, such rate was reduced from 4% to 2% effective April 1, 2012 through September 30, 2012, and was further reduced to a zero rate of accretion subsequent to September 30, 2012. This zero rate of accretion will be effective for the first half of Fiscal 2013, but it could increase to an annualized rate of 2% or 4% in subsequent periods based upon changes in the Preferred Stock NAV. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

Equity Financing Activities

During the Fiscal 2013 Quarter, we granted restricted stock awards representing approximately 3.2 million shares to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $27.5 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Also during the Fiscal 2013 Quarter, and during the period subsequent to the quarter but prior to this filing, our Principal Stockholders sold, respectively, 20.0 million and 3.0 million, of our shares of common stock, par value of $0.01 per share, in a secondary offering to the public, at a price of $7.50 per share, pursuant to an effective shelf registration statement on Form S-3. We did not sell any shares in the offering and will not receive any of the proceeds from the sale of the shares by our Principal Stockholders.

Contractual Obligations

At December 30, 2012, there have been no material changes to the contractual obligations as set forth in our Form 10-K except for our issuance of $700.0 million aggregate principal amount of the 7.875% Notes due 2019, Spectrum Brands’ issuance of respectively $520.0 million and $570.0 million aggregate principal amount of the 6.375% Notes due 2020 and 6.675% Notes due 2022, respectively, and its refinancing of its prior term loan with a new $800.0 million senior secured term loan as discussed in Note 6, Debt, to our Condensed Consolidated Financial Statements.

Shareholder Contingencies

The Master Fund has pledged all of its shares of our common stock, together with securities of other issuers, to secure a certain portfolio financing, which as of the date hereof, constitutes a majority of the outstanding shares of our common stock. The sale or other disposition of a sufficient number of our shares (including any foreclosure on or sale of the shares pledged as collateral) to non-affiliates could cause HGI and its subsidiaries to experience a change of control, which may accelerate certain of HGI’s and its subsidiaries’ debt instruments and other obligations (including the 7.875% Notes and Preferred Stock) and/or allow certain counterparties to terminate their agreements. Any such sale or disposition may also cause HGI and its subsidiaries to be unable to utilize certain of their net operating loss carryforwards and other tax attributes for income tax purposes.

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

Through Salus, we enter into commitments to extend credit to meet the financing needs of its asset based lending customers upon the satisfaction of certain conditions. At December 30, 2012 the notional amount of the unfunded portion of such commitments was approximately $128.8 million, of which $9.1 million expires in one year or less, and the remainder expires between one and four years.

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

Recent Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. A deferral of provisions of the guidance requiring disclosure of the income statement location were gains and losses reclassified out of comprehensive income are located was issued in December 2011. In November 2012, the FASB issued a statement of opinion to clarify their position on the reclassification disclosures, allowing disclosure of reclassification adjustments on the face of the comprehensive income statement or in the notes to the financial statements. We implemented the new guidance effective October 1, 2012, electing to present comprehensive income in two separate but consecutive statements, however the final disclosure requirements for reclassification adjustments are not effective until the second quarter of Fiscal 2013. We have implemented all required disclosures except the deferred reclassification provisions which will be implemented in the second quarter of Fiscal 2013.

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

Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate the risk from such exposures, when appropriate. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Additionally, HGI is exposed to market risk with respect to its short-term investments and an embedded derivative liability related to its Preferred Stock.

Equity Price Risk

HGI

HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of December 30, 2012, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.

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

To economically hedge the equity returns on these products, FGL uses a portion of the deposit made by policyholders pursuant to the FIA contracts to purchase derivatives consisting of a combination of call options and future contracts on the equity indices underlying the applicable contracts. FGL’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the derivatives purchased relative to the index credits earned by the FIA contractholders. The derivatives are used to fund the FIA contract index credits and the cost of the options purchased is treated as a component of spread earnings. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a raw hedging loss. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. See Note 3, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the Fiscal

2013 Quarter, the annual index credits to policyholders on their anniversaries were $70.6 million. Proceeds received at expiration on options related to such credits were $50.5 million. The shortfall is funded by FGL’s investment spread earnings and futures income of $4.7 million.

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

The profitability of most of FGL’s products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. FGL has the ability to adjust the rates credited (primarily caps and credit rates) on substantially all of the annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

Spectrum Brands

Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 30, 2012, Spectrum Brands had no outstanding interest rate derivative instruments.

Foreign Exchange Risk

Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. Spectrum Brands manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options.

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

In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 3, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.

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

As of December 30, 2012, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 50% of the eligible collateral for the loans. See Note 2, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.

Equity Price Risk — Trading

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of December 30, 2012, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $4.8 million adverse impact on HGI’s trading portfolio of marketable equity securities.

Equity Price Risk — Other

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $26.4 million and its derivative investments to decrease by approximately $17.8 million based on equity positions as of December 30, 2012. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.

As of December 30, 2012, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $26.6 million.

Interest Rate Risk

If interest rates were to increase one percentage point from levels at December 30, 2012, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $777.1 million. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $328.8 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at December 30, 2012, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $99.8 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

Foreign Exchange Risk

As of December 30, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $31.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $23.0 million.

Commodity Price Risk

As of December 30, 2012, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $3.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be an immaterial loss.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 30, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Unless otherwise indicated in this prospectus supplement or the context requires otherwise, in this prospectus supplement, references to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Harbinger Parties” or “Principal Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Funding” refers to HGI Funding, LLC; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “HFG” refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC); “Front Street” refers to Front Street Re Ltd; “FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC; “Stanley Black & Decker” refers to Stanley Black & Decker, Inc.; “HHI” refers to the hardware and home improvement business acquired from Stanley Black & Decker and certain of its subsidiaries; “TLM Taiwan” refers to the Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation involved in the manufacturing of commercial and residential locksets (together with the HHI acquisition, the “Hardware Acquisition”); “EXCO Parent” refers to EXCO Resources, Inc.; “EXCO” refers to EXCO Parent and its subsidiary, EXCO Operating Company, LP; “HGI Energy” refers to HGI Energy Holdings, LLC; “EXCO/HGI Partnership” refers to the partnership to be formed in connection with the joint venture with EXCO Parent; “General Partner” refers to EXCO/HGI GP, LLC, the general partner of EXCO/HGI Partnership and “EXCO/HGI Purchase Agreement” refers to the Unit Purchase and Contribution Agreement, dated November 5, 2012, by and among HGI Energy, EXCO, and EXCO/HGI JV Assets, LLC, pursuant to which, at the closing of the transactions contemplated by such agreement EXCO and HGI Energy have agreed to form EXCO/HGI Partnership and the General Partner.

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

•

the impact of covenants in the indenture, dated as of December 24, 2012, (the “Indenture”), governing our $700 million 7.875% senior secured notes due 2019 (the “7.875% Notes”) and our preferred stock certificates of designation (together, the “Certificate of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•

the ability of HGI Energy to consummate the joint venture transaction with EXCO Parent to form a partnership for the purpose of holding certain oil, gas and mineral leases and wells and certain related assets;

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

•	the impact on FGL of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

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

Salus

Salus’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

See Note 12 to the Company’s Condensed Consolidated Financial Statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended December 30, 2012.

Item 1A.	Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K for the fiscal year ended September 30, 2012, as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related to the Hardware Acquisition

Significant costs have been incurred in connection with the consummation of the Hardware acquisition and are expected to be incurred in connection with the integration of Spectrum and the HHI Business into a combined company, including legal, accounting, financial advisory and other costs.

Spectrum Brands’ expects to incur one-time costs of approximately $15 million in connection with integrating the operations, products and personnel of Spectrum Brands and the business of HHI and TLM Taiwan (the “HHI

Business”) acquired from Stanley Black & Decker into a combined company, in addition to costs related directly to completing the HHI Business acquisition described below. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.

In addition, Spectrum Brands expects to incur a number of non-recurring costs associated with combining our operations with those of the HHI Business, which cannot be estimated accurately at this time. Spectrum Brands expected to incur approximately $90 million of transaction fees and other costs related to the consummation of the HHI Business acquisition and related financing. Additional unanticipated costs may yet be incurred as Spectrum Brands integrates its business with the HHI Business. Although Spectrum Brands expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Spectrum Brands’ operations with those of the HHI Business, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while Spectrum Brands expects to benefit from leveraging distribution channels and brand names across both companies, there can be no assurance Spectrum Brands will achieve such benefits.

Spectrum Brands may not realize the anticipated benefits of the Hardware Acquisition and may become responsible for certain liabilities.

The Hardware Acquisition involves the integration of two companies that have previously operated independently. The integration of Spectrum Brands’ operations with those of HHI is expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which Spectrum Brands will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum Brands and HHI have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on Spectrum Brands’ business.

In addition, in connection with the Hardware Acquisition, Spectrum Brands has assumed certain potential liabilities relating to the HHI Business. To the extent Spectrum Brands has not identified such liabilities or to the extent the indemnifications obtained from Stanley Black & Decker are insufficient to cover known liabilities, these liabilities could have a material adverse effect on Spectrum Brands’ business.

Integrating Spectrum Brands’ business with that of HHI Business may divert Spectrum Brands’ management’s attention away from operations.

Successful integration of Spectrum Brands’ and the HHI Business’ operations, products and personnel may place a significant burden on Spectrum Brands’ management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm Spectrum Brands’ business, financial conditions and operating results.

Spectrum Brands will supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the Hardware Acquisition. Spectrum Brands’ provision of products and services under these agreements will require Spectrum Brands to dedicate resources of the HHI Business and may result in liabilities to Spectrum Brands.

Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business that Spectrum Brands will be acquiring or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the Hardware Acquisition at facilities operated by the HHI Business and maintained by Spectrum Brands pursuant to certain specifications. Spectrum Brands and Stanley Black & Decker have entered into supply agreements (each, a “Supply Agreement”), whereby Spectrum Brands will provide Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This will require Spectrum Brands to dedicate resources of the HHI Business towards the provision of these products and services and may result in liabilities to it. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the Hardware Acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.

As a result of the Hardware Acquisition, Spectrum Brands may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.

Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of the Hardware Acquisition, Spectrum Brands’ current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect Spectrum Brands’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on Spectrum Brands’ business after consummation of the Hardware Acquisition. In addition, Spectrum Brands currently does not maintain “key person” insurance covering any member of its management team.

General customer uncertainty related to the Hardware Acquisition could harm Spectrum Brands.

Spectrum Brands’ customers may, in response to the consummation of the Hardware Acquisition, delay or defer purchasing decisions. If Spectrum Brands’ customers delay or defer purchasing decisions, its revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Spectrum Brands only has the right to use certain Stanley Black & Decker trademarks, brand names and logos for a limited period of time. If Spectrum Brands fails to establish in a timely manner a new, independently recognized brand name with a strong reputation, its revenue and profitability could decline.

In connection with Spectrum Brands’ acquisition of HHI, it received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing its products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted Spectrum Brands the right to use the “Stanley” and “Black & Decker” marks and logos, and certain other marks and logos, for up to five years after the acquisition of HHI in connection with certain products and services. When Spectrum Brands’ right to use the Stanley Black & Decker trademarks, brand names and logos expires, it may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to its new brand, its reputation among its customers could be adversely affected, and its revenue and profitability could decline.

Spectrum Brands will rely on Stanley Black & Decker and its subsidiaries to provide it with certain key services for its business pursuant to the terms of certain transition services agreements for limited transition periods. If Stanley Black & Decker and its subsidiaries fail to perform their obligations under these agreements or if Spectrum Brands does not find equivalent replacement services, Spectrum Brands may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to it, or at all.

Certain key services are currently provided to the HHI Business by Stanley Black & Decker and its subsidiaries, including services related to treasury, accounting, risk management, payroll, sourcing, sales and support, information technology, and employee benefit plans. Spectrum Brands and Stanley Black & Decker have entered into a Transition Services Agreement (the “Transition Services Agreement”), whereby Stanley Black & Decker and its subsidiaries will provide the HHI Business with certain of these key services for an initial transition period of generally six months, though the initial transition period of certain services is longer, and the provision of each service may be extended at an increased cost to Spectrum Brands. In some cases, such services will be provided on a more limited basis than the HHI Business had received previously. Spectrum Brands believes it is necessary for Stanley Black & Decker and its subsidiaries to provide these services to the HHI Business to facilitate the efficient operation of Spectrum Brands’ business as it goes through the transition and integration process. Once the transition periods specified in the Transition Services Agreements have expired, or if Stanley Black & Decker and its subsidiaries fail to perform their obligations under the Transition Services Agreements, Spectrum Brands will be required to extend the provision of services under such agreements at an increased cost to it, to provide these services itself or to obtain substitute arrangements with third parties. After the applicable transition period, Spectrum Brands may be unable to provide these services internally because of financial or other constraints or be unable to implement substitute arrangements on a timely and cost-effective basis on terms that are favorable to it, or at all.

The Consummation of the acquisition of the TLM Taiwan business is subject to certain additional closing conditions, some of which are out of Spectrum Brands’ control.

Spectrum Brands’ acquisition of the TLM Taiwan business has not yet closed. Such closing is subject to certain additional conditions, including among others, customary closing conditions, some of which are out of Spectrum Brands’ control. There is no guarantee that these conditions will be satisfied or that the acquisition of the TLM Residential Business will be consummated.

Risks Related to EXCO/HGI Partnership

The consummation of the EXCO/HGI Partnership is subject to certain conditions, some of which are out of our control; failure to close the acquisition of the EXCO/HGI Partnership could, under certain circumstances, result in payment of a termination fee to EXCO.

The closing of the acquisition of the EXCO/HGI Partnership is subject to certain conditions some of which are out of our control including, among others, obtaining required regulatory approvals, obtaining certain third party consents and other customary closing conditions. In addition, under the EXCO/HGI Purchase Agreement, each of EXCO and HGI Energy may terminate the EXCO/HGI Purchase Agreement in the event that the adjustments to the aggregate value of the Contributed Properties resulting from title defects, environmental defects or the failure to obtain required third party consents, waivers of applicable preferential purchase rights or waivers of maintenance of uniform interest provisions exceed $70.0 million. There is no guarantee that these conditions will be satisfied, or that the consummation of the EXCO/HGI Partnership will not be delayed or will occur on terms materially different than those expected, including, as a result of title and environmental diligence of properties to be acquired, commodity price risks, drilling and production risks, risks related to transaction financing plans and reserve estimates and values and potential reserves and production levels.

EXCO has certain termination rights under the EXCO/HGI Purchase Agreement that, if exercised by EXCO (subject to the satisfaction of certain specified requirements in the EXCO/HGI Purchase Agreement), may result in the payment by HGI Energy to EXCO of a termination fee of $60.0 million. Upon the satisfaction of certain conditions, HGI has guaranteed the obligation of HGI Energy to pay such termination fee to EXCO.

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect the revenues of the EXCO/HGI Partnership as well as its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms.

The future financial condition, access to capital, cash flow and results of operations of the EXCO/HGI Partnership will depend upon the prices it receives for its oil and natural gas. The EXCO/HGI Partnership will be particularly dependent on prices for natural gas because a large portion of the proved reserves attributable to the properties being contributed to the EXCO/HGI Partnership are natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of the EXCO/HGI Partnership. Factors that affect the prices the EXCO/HGI Partnership will receive for its oil and natural gas include:

•	supply and demand for oil and natural gas and expectations regarding supply and demand;

•	the level of domestic production;

•	the availability of imported oil and natural gas;

•

political and economic conditions and events in foreign oil and natural gas producing nations, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the cost and availability of transportation and pipeline systems with adequate capacity;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

•	concerns about climate change or other conservation initiatives and the extent of governmental price controls and regulation of production;

•	regional price differentials and quality differentials of oil and natural gas;

•	the availability of refining capacity;

•	technological advances affecting oil and natural gas production and consumption;

•	weather conditions and natural disasters;

•	foreign and domestic government relations; and

•	overall economic conditions.

In the past, including during the last five years, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. The revenues, cash flow and profitability of the EXCO/HGI Partnership and its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms will depend substantially upon oil and natural gas prices.

Changes in the differential between NYMEX or other benchmark prices of oil and natural gas and the reference or regional index price used to price the EXCO/HGI Partnership’s actual oil and natural gas sales could have a material adverse effect on the results of operations and financial condition of the EXCO/HGI Partnership.

The reference or regional index prices that EXCO has historically used, and that the EXCO/HGI Partnership is expected to use, to price the EXCO/HGI Partnership’s oil and natural gas sales sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price references in a sales contract is called a differential. We cannot accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price references in the EXCO/HGI Partnership’s sales contracts could have a material adverse effect on the EXCO/HGI Partnership’s results of operations, cash flows and financial condition.

There are risks associated with the EXCO/HGI Partnership’s drilling activity that could impact the results of our operations.

Drilling involves numerous risks, including the risk that the EXCO/HGI Partnership will not encounter commercially productive oil or natural gas reservoirs. The EXCO/HGI Partnership is expected to incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology will not allow the EXCO/HGI Partnership to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. EXCO has historically experienced, and the EXCO/HGI Partnership may in the future experience, some delays in contracting for drilling rigs, and obtaining fracture stimulation crews and materials, which result in increasing costs to drill wells. All of these risks could adversely affect the EXCO/HGI Partnership’s results of operations, cash flows and financial condition.

Increased drilling in the shale formations may cause pipeline and gathering system capacity constraints that may limit the EXCO/HGI Partnership’s ability to sell natural gas and/or receive market prices for its natural gas.

The Haynesville/Bossier shale wells being retained by EXCO have generally reported very high initial production rates. If drilling in the Haynesville/Bossier shale continues to be successful, the amount of natural gas being produced in the area from these new wells, as well as natural gas produced from other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available. If this occurs, it will be necessary for new interstate and intrastate pipelines and gathering systems to be built.

Because of the current economic climate, certain planned pipeline projects for the Haynesville/Bossier shale areas may not occur because the prospective owners of these pipelines may be unable to secure the necessary financing. In addition, capital constraints could limit the EXCO/HGI Partnership’s ability to build intrastate gathering systems necessary to transport its natural gas to interstate pipelines. In such event, this could result in wells being shut in awaiting a pipeline connection or capacity and/or natural gas being sold at much lower prices than those quoted on NYMEX or than we currently project, which would adversely affect the EXCO/HGI Partnership’s results of operations.

The General Partner will not have any of its own employees, but instead will have employees supplied by EXCO, either dedicated to the needs of the EXCO/HGI Partnership or shared with EXCO to supply competent, knowledgeable and competitive employees, including members of management, for the success of the EXCO/HGI Partnership.

Pursuant to the terms of the joint venture transaction, EXCO will supply to the General Partner of the EXCO/HGI Partnership certain employees that will be dedicated to the needs of the EXCO/HGI Partnership, and will also share certain employees with the EXCO/HGI Partnership to fill other needs. The General Partner, therefore, will not employ any of its own personnel. While HGI Energy will participate in the decision-making of the EXCO/HGI Partnership as members of the board of directors of the General Partner and have certain rights regarding dedicated and shared employees who perform services for the EXCO/HGI Partnership, it will rely to an extent on the decisions of EXCO’s employees, including those of management, for the day-to-day operations of the EXCO/HGI Partnership. EXCO’s failure to provide competent and competitive employees, including members of management, could adversely affect the business, cash flows, financial performance and results of operations of the EXCO/HGI Partnership.

In addition, the EXCO/HGI Partnership will engage EXCO as operator of substantially all of the properties it owns. In the event that EXCO terminates its operating agreements with the EXCO/HGI Partnership, or otherwise resigns as operator, either HGI Energy or the EXCO/HGI Partnership may incur additional expense engaging and transitioning employees for the EXCO/HGI Partnership to replace those provided by EXCO, which additional expense could have an adverse affect the business, cash flows or financial performance of the EXCO/HGI Partnership.

Our failure to resolve any material disagreements with EXCO relating to the EXCO/HGI Partnership could have a material adverse effect on the success of the operations, financial condition and results of operations of the EXCO/HGI Partnership.

Each of EXCO and HGI Energy will have an initial 50.0% interest in the General Partner of the EXCO/HGI Partnership. In addition, EXCO will serve as operator of the oil and gas properties being contributed to the EXCO/HGI Partnership. We will depend on EXCO in many ways for the success of the EXCO/HGI Partnership, such as for performance of its duties as a prudent operator or to make agreed payments of substantial carried costs pertaining to the EXCO/HGI Partnership and its share of capital and other costs of the EXCO/HGI Partnership. EXCO’s performance of these obligations or the ability of EXCO to meet its obligations under these arrangements is outside our control. If EXCO does not meet or satisfy its obligations under the operating and other service agreements with the EXCO/HGI Partnership, the performance and success of the EXCO/HGI Partnership, and its value to us, may be adversely affected. If EXCO, or any future joint venture partner (if any), is unable to meet its obligations, the EXCO/HGI Partnership may be forced to undertake the obligations itself and/or incur additional expenses and delays in order to have some other party perform such obligations. In such cases we may also be required to enforce our rights, which may cause disputes among our joint venture partner and us. If any of these events occur, they may adversely impact us, the EXCO/HGI Partnership, and its or our financial performance and results of operations.

As with any joint venture transaction, the EXCO/HGI Partnership arrangement may involve risks not otherwise present when exploring and developing properties independently, including, for example:

•

EXCO may share certain approval rights over major decisions, which may result in a failure to mutually agree to take action, delays and related additional expenses, and decisions and actions that are taken to obtain mutual consent that are sub-optimal for the EXCO/HGI Partnership or HGI Energy;

•

disputes between us and EXCO may result in litigation or arbitration that would increase expenses, delay or terminate projects and prevent the officers and directors of the General Partner of the EXCO/HGI Partnership from focusing their time and effort on its business;

•

the possibility that EXCO might become insolvent or bankrupt, which may result in its removal from the joint venture or failure to perform and may result in HGI Energy having to pay EXCO’s share of joint venture liabilities in order to operate the EXCO/HGI Partnership;

•	the possibility that the EXCO/HGI Partnership may incur liabilities as a result of an action taken by EXCO, which would reduce the value of our interests in the EXCO/HGI Partnership;

•

that under certain circumstances, neither EXCO nor us has the power to control the EXCO/HGI Partnership, and an impasse could be reached which might have a negative influence on our investment in the joint venture; and

•

EXCO may decide to sell its interest in the EXCO/HGI Partnership or resign as operator of the EXCO/HGI Partnership and we may be unable to, or be unable to timely, replace EXCO or raise the necessary financing to purchase EXCO’s interest.

The failure to resolve disagreements with EXCO could adversely affect the business of the EXCO/HGI Partnership, which would in turn negatively affect the EXCO/HGI Partnership’s results of operations, cash flows and financial condition. See “Risk Factors-Risks Related to HGI-Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners” in our Form 10-K.

In connection with the closing of the EXCO/HGI Partnership, the EXCO/HGI Partnership will incur a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.

Pursuant to the EXCO/HGI Purchase Agreement, at the closing, the EXCO/HGI Partnership is expected to enter into a credit agreement and incur $225.0 million of indebtedness (as adjusted according to the EXCO/HGI Purchase Agreement). To service its indebtedness, the EXCO/HGI Partnership will be required to generate a significant amount of cash. The EXCO/HGI Partnership’s ability to generate cash depends on many factors beyond its control, and any failure to meet its debt obligations could harm its business, financial condition and results of operations. In particular, the EXCO/HGI Partnership’s reserves, borrowing base, production and cash flows can be negatively impacted by declines in natural gas prices. If the EXCO/HGI Partnership’s operating cash flow and other capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, such credit agreement may contain covenants imposing operating and financial restrictions on the EXCO/HGI Partnership’s business and require the satisfaction of certain financial tests.

The EXCO/HGI Partnership may be unable to acquire or develop additional reserves, which would reduce its revenues and access to capital.

The long-term success of the EXCO/HGI Partnership will depend upon its ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Pursuant to the transaction agreements, upon consummation of the transaction, the EXCO/HGI Partnership will be granted rights of first refusal to certain oil and gas acquisitions or dispositions planned by either us or EXCO. However, such rights terminate after a change of control of either party, if EXCO no longer serves as operator of the EXCO/HGI Partnership assets, or if either party disposes of its interest in the EXCO/HGI Partnership. Additional factors that may hinder the EXCO/HGI Partnership’s ability to acquire or develop additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale. If the EXCO/HGI Partnership is unable to conduct successful development activities or acquire properties containing proved reserves, its total proved reserves will generally decline as a result of production. Also, its production will generally decline. In addition, if the EXCO/HGI Partnership’s reserves and production decline, then the amount it will be able to borrow under its credit agreement will also decline. The EXCO/HGI Partnership may be unable to locate additional reserves, drill economically productive wells or acquire properties containing proved reserves.

Development and exploration drilling and strategic acquisitions are the main methods of replacing reserves. However, development and exploration drilling operations may not result in any increases in reserves for various reasons. The EXCO/HGI Partnership’s future oil and natural gas production depends on its success in finding or acquiring additional reserves. If it fails to replace reserves through drilling or acquisitions, its level of production and cash flows will be adversely affected.

The EXCO/HGI Partnership may not identify all risks associated with the acquisition of oil and natural gas properties, and any indemnifications it receives from sellers may be insufficient to protect it from such risks, which may result in unexpected liabilities and costs to it.

It is expected that the EXCO/HGI Partnership will acquire additional oil and natural gas properties in the pursuit of its business strategy. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental risks and liabilities, potential tax and Employee Retirement Income Security Act, or ERISA, liabilities, and other liabilities and other similar factors. As is common in the industry and depending on the size of the acquisition, it may not be feasible for the EXCO/HGI Partnership to review in detail every individual property involved in an acquisition. For example, for larger acquisitions, the review efforts of the EXCO/HGI Partnership may be focused on the higher-valued properties. Even a detailed review of properties and records may not reveal material existing or potential issues or provide the EXCO/HGI Partnership with sufficient information to assess fully their deficiencies and capabilities. Such issues, including deficiencies in the mechanical integrity of equipment or environmental conditions, may require significant remedial expenditures and could result in material liabilities and costs that negatively impact the EXCO/HGI Partnership’s results of operations, cash flow and financial condition.

Even if we or the EXCO/HGI Partnership are able to identify such issues with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable and may be limited by floors and caps on such indemnity.

The EXCO/HGI Partnership may not correctly evaluate reserve data or the exploitation potential of properties as it engages in its acquisition, exploration, development and exploitation activities.

The future success of the EXCO/HGI Partnership will depend on the success of its acquisition, exploration, development and exploitation activities. The EXCO/HGI Partnership’s decisions to purchase, explore, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations, which could significantly reduce the EXCO/HGI Partnership’s ability to generate cash needed to service its debt, to fund its capital program and other working capital requirements and to pay distributions to us.

The EXCO/HGI Partnership may encounter obstacles to marketing its oil and natural gas, which could adversely impact its revenues.

The EXCO/HGI Partnership is expected to enter into an agreement pursuant to which EXCO will market and sell the EXCO/HGI Partnership’s oil and natural gas. The effective marketing and sale of the EXCO/HGI Partnership’s oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities. The EXCO/HGI Partnership will be primarily dependent upon third parties, including an affiliate of EXCO, to transport its products. Transportation space on the gathering systems and pipelines to be used for the EXCO/HGI Partnership’s oil and natural gas is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Historically, EXCO has experienced production curtailments in East Texas/North Louisiana resulting from capacity restraints, offsetting fracturing stimulation operations and short term shutdowns of certain pipelines that the EXCO/HGI Partnership will acquire for maintenance purposes. As a result, EXCO has begun to shut in production on adjacent wells when conducting completion operations. Due to the high production capabilities of these wells, these volumes can be significant. In addition, the EXCO/HGI Partnership’s access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond the EXCO/HGI Partnership’s control. If market factors dramatically change, the impact on the EXCO/HGI Partnership’s revenues could be substantial and could adversely affect its ability to produce and market oil and natural gas, which would negatively impact the EXCO/HGI Partnership’s results of operation, cash flows and financial condition.

The EXCO/HGI Partnership cannot control the development of the properties it will own but which EXCO does not operate, which may adversely affect its production, revenues and results of operations.

All of the wells being contributed to the EXCO/HGI Partnership will be operated by either EXCO pursuant to contract operating agreements, or by third parties other than EXCO. As a result, the success and timing of the EXCO/HGI Partnership’s drilling and development activities on its properties, particularly those operated by third parties, will depend upon a number of factors outside of the EXCO/HGI Partnership’s control, including:

•	the timing and amount of capital expenditures;

•	the operators’ expertise and financial resources;

•	the approval of other participants in drilling wells; and

•	the selection of suitable technology.

While the timing and amount of capital expenditures on properties operated by EXCO will remain subject in part to approval by the General Partner and the budget of the EXCO/HGI Partnership, such expenditures and budget will also remain subject to approvals by EXCO in accordance with our partnership agreements. If drilling and development activities are not conducted on these properties or are not conducted on a timely basis, the EXCO/HGI Partnership may be unable to increase its production, offset normal production declines or may lose production leases due to non-production, which may adversely affect its production, revenues and results of operations.

The EXCO/HGI Partnership’s estimates of oil and natural gas reserves will involve inherent uncertainty, which could materially affect the quantity and value of its reported reserves, its financial condition and the value of our interest therein.

Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, the estimates are inherently imprecise evaluations of reserve quantities and future net revenue. The actual future production, revenues, taxes, development expenditures, operating expenses and quantities of the EXCO/HGI Partnership’s recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves, or the amount of PV-10 and Standardized Measure of the reserves, and the EXCO/HGI Partnership’s financial condition. In addition, the EXCO/HGI Partnership’s reserves, the amount of PV-10 and Standardized Measure, may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for the EXCO/HGI Partnership’s production can adversely impact the estimated volumes and values of its reserves. Similarly, a decline in market prices for oil or natural gas may adversely affect its PV-10 and Standardized Measure. Any of these negative effects on the EXCO/HGI Partnership’s reserves or PV-10 and Standardized Measure may decrease the value of our interest in the EXCO/HGI Partnership or its ability to pay distributions to us.

The EXCO/HGI Partnership will be exposed to operating hazards and uninsured risks that could adversely impact its results of operations and cash flow.

The EXCO/HGI Partnership’s operations will be subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fires, explosions and blowouts;

•	pipe failures;

•	abnormally pressured formations; and

•

environmental accidents such as spills, leaks, ruptures or discharges of natural gas, natural gas liquids, oil, process water, well fluids or other hazardous substances into the environment (including impacts to groundwater).

These events may result in substantial losses to the EXCO/HGI Partnership from:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	environmental clean-up responsibilities;

•	regulatory investigation;

•	penalties and suspension of operations; or

•	attorneys’ fees and other expenses incurred in the prosecution or defense of litigation.

As is customary in the oil and gas production industry, the EXCO/HGI Partnership is expected to be insured against some, but not all, of these risks. Such insurance may not be adequate to cover these potential losses or liabilities. Furthermore, insurance coverage may not continue to be available at commercially acceptable premium levels or at all. Due to cost considerations, from time to time the EXCO/HGI Partnership may decline to obtain coverage for certain losses and liabilities, including drilling activities. Losses and liabilities arising from uninsured or under-insured events could require the EXCO/HGI Partnership to make large unbudgeted cash expenditures that could adversely impact its results of operations, cash flow and financial condition.

The EXCO/HGI Partnership will be subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations.

The EXCO/HGI Partnership’s oil and natural gas development and production operations will be subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, it must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. The EXCO/HGI Partnership may incur substantial costs in order to comply with these existing laws and regulations. In addition, such costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to the EXCO/HGI Partnership’s operations.

The EXCO/HGI Partnership’s business will be subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production and sale of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the EXCO/HGI Partnership’s results of operations, cash flows and financial condition.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s proposed fiscal year 2011, fiscal year 2012 and fiscal year 2013 Budgets included proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies such as the EXCO/HGI Partnership. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the associated tax benefits otherwise available to EXCO and HGI, the partners of the EXCO/HGI Partnership. Consequently, such changes could materially reduce the net return on investment from the EXCO/HGI Partnership.

Climate change regulations could result in increased operating costs and reduced demand for the EXCO/HGI Partnership’s oil and natural gas production.

GHGs, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, may be contributing to the warming of the Earth’s atmosphere, resulting in climatic changes. Federal, state and regional initiatives to reduce GHG emissions may adversely affect the EXCO/HGI Partnership’s operations. For example, the EPA’s so-called GHG tailoring rule imposes federal prevention of significant deterioration (PSD) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Such permitting requirements could require the EXCO/HGI Partnership to install controls or implement other measures to reduce GHG emissions from new or modified sources. In addition, the EPA requires certain petroleum and natural gas sources to monitor, document and annually report their GHG emissions. These existing requirements, or any future GHG laws, regulations or permit requirements, could result in increased compliance costs or reduced demand for the EXCO/HGI Partnership’s oil and gas production, which could negatively affect the EXCO/HGI Partnership’s results of operations, cash flows and financial condition.

The EXCO/HGI Partnership is subject to extensive environmental regulation, which could result in substantial liabilities and expenditures.

The EXCO/HGI Partnership is subject to numerous federal, state and local laws, regulations and permit requirements relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of petroleum products, process water, well fluids and hazardous substances and wastes and the remediation of contamination. Pursuant to such requirements, the EXCO/HGI Partnership could incur material costs and be subject to clean-up costs, fines and civil and criminal sanctions and third-party claims for property damage, natural resources damage and personal injury. Such requirements not only expose the EXCO/HGI Partnership to liability for its own activities, but may also expose it to liability for the conduct of others or for actions by the EXCO/HGI Partnership that were in compliance with all applicable laws at the time those actions were taken.

In addition, the EXCO/HGI Partnership could incur substantial expenditures to comply with current or future environmental laws, regulations and permits. Such environmental requirements have grown more stringent over time. For example, federal and state regulators have become increasingly focused on air emissions associated with the oil and gas industry. On August 16, 2012, the EPA published a rule that subjects oil and gas operations to new and amended requirements under both the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs of the Clean Air Act (“CAA”). Among other things, the revised requirements imposed emission reduction measures on natural gas processing plants and other oil and gas operations, added reduced emission completion standards applicable to hydraulically fractured gas wells and established maximum achievable control technology standards for certain glycol dehydrators and storage vessels. These requirements will result in increased operating and compliance costs and increased regulatory burdens.

The liabilities and expenditures of the EXCO/HGI Partnership relating to environmental matters could have a material adverse effect on the EXCO/HGI Partnership’s results of operations, cash flows and financial condition.

The EXCO/HGI Partnership may experience a financial loss if any of its significant customers fail to pay it for its oil or natural gas.

The EXCO/HGI Partnership’s ability to collect the proceeds from the sale of oil and natural gas from its customers will depend on the payment ability of its customer base, which includes several significant customers.

If any one or more of its significant customers fails to pay it for any reason, the EXCO/HGI Partnership could experience a material loss. In addition, in recent years, it has become more difficult for oil and gas producers to maintain and grow a customer base of creditworthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for oil and natural gas production. As a result, the EXCO/HGI Partnership may experience a material loss as a result of the failure of its customers to pay it for prior purchases of its oil or natural gas.

Competition in the EXCO/HGI Partnership’s industry is intense and it may be unable to compete in acquiring properties, contracting for drilling equipment and hiring experienced personnel.

The oil and natural gas industry is highly competitive. We anticipate that the EXCO/HGI Partnership will encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and headcount substantially larger than the EXCO/HGI Partnership’s. As a result, the EXCO/HGI Partnership’s competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than the EXCO/HGI Partnership’s financial or personnel resources will permit. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant expense/cost increases. The EXCO/HGI Partnership may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. We are unable to predict when, or if, such shortages may again occur or how such shortages and price increases will affect the EXCO/HGI Partnership’s development and exploitation program. Although EXCO will provide certain operating and administrative services to us, competition has also been strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. The EXCO/HGI Partnership may be outbid by competitors in its attempts to acquire properties or companies. All of these challenges could make it more difficult to execute the EXCO/HGI Partnership’s growth strategy.

If pipelines or other facilities interconnected to the EXCO/HGI Partnership’s gathering and transportation pipelines become unavailable to transport or process natural gas, the EXCO/HGI Partnership’s revenues and cash flow could be adversely affected.

The EXCO/HGI Partnership is expected to contract with TGGT Holdings, LLC (“TGGT”), an affiliate of EXCO and another third party, and other third parties to obtain access to pipelines and other facilities for the gathering and transportation of its oil and natural gas. Much of the natural gas transported by the EXCO/HGI Partnership’s pipelines must be treated or processed before delivery into a pipeline for natural gas. If the processing and treating plants to which the EXCO/HGI Partnership delivers natural gas were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, the EXCO/HGI Partnership’s customers would be unable to deliver natural gas to end markets. For example, in the second quarter of 2011, we understand that an incident occurred at a TGGT amine treating facility in northwest Red River Parish, Louisiana resulting in an immediate shut-down of the facility. If any similar events occur, they could materially and adversely affect the EXCO/HGI Partnership’s results of operations, cash flows and financial condition.

The EXCO/HGI Partnership will operate in a litigious environment.

The EXCO/HGI Partnership will operate in a litigious environment in which any constituent could bring suit regarding existing or planned operations of the EXCO/HGI Partnership or allege a violation of an existing contract or applicable law. Any such action could delay when planned operations can actually commence or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could the EXCO/HGI Partnership incur significant legal and support expenses in defending its rights, but halting existing production or delaying planned operations could impact its future operations and financial condition. Such legal disputes can also distract management and other personnel from their primary responsibilities.

The EXCO/HGI Partnership’s business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As an oil and natural gas producer, the EXCO/HGI Partnership will face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of the EXCO/HGI Partnership’s or EXCO’s management and other personnel; threats to the security of the EXCO/HGI Partnership’s facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although the EXCO/HGI Partnership plans to utilize various procedures and controls to monitor these threats and mitigate its exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to the EXCO/HGI Partnership’s operations and could have a material adverse effect on its reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage the EXCO/HGI Partnership’s reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Risks Related to Front Street’s Business

There can be no assurance that Front Street will be able to effectively implement its business strategy or that its business will be successful.

Front Street is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. In addition, Front Street Re (Cayman) Ltd. (“Front Street Cayman”) was formed in October 2012 in the Cayman Islands to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.

On December 31, 2012, FGL entered into a coinsurance agreement (the “Reinsurance Agreement”) with Front Street Cayman, an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman will reinsure approximately 10%, or approximately $1.5 billion of FGL’s policy liabilities. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, HGI Asset Management, LLC (“HGI Asset Management”), entered into an investment management agreement, pursuant to which HGI Asset Management or one or more of its subsidiaries will manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account will be invested in accordance with FGL’s existing guidelines. To date, neither Front Street nor Front Street Cayman have entered into any reinsurance contracts with third-parties. There can be no assurance that Front Street or Front Street Cayman will be able to successfully enter into reinsurance transactions, that such transactions will be successful, or that Front Street or Front Street Cayman will be able to achieve their anticipated investment returns.

In order to operate its business, Front Street and Front Street Cayman will be subject to capital and other regulatory requirements and a highly competitive landscape. In addition, Front Street and Front Street Cayman will be subject to many of the risks associated with an insurance business and managing of assets, including, among other things, any of the following which could negatively impact their ability to implement their respective business strategy successfully: (i) failure to accurately assess the risks associated with the businesses that they will reinsure, (ii) inability to successfully implement their investment strategy, especially with respect to riskier, below-investment grade securities, (iii) failure to obtain desirable financial strength ratings or any subsequent downgrade or withdrawal of any of their financial strength ratings, (iv) exposure to credit risk associated with brokers with whom they will conduct business, (v) failure of the loss limitation methods that they employ to mitigate its loss exposure, (vi) the ability to attract qualified personnel and the possible loss of key personnel, (vii) unfavorable changes in applicable laws or regulations, (viii) inability to provide collateral to ceding companies or otherwise comply with U.S. insurance regulations, (ix) inability to gain or obtain market position, (x) operational risks associated with, among other things, employee and contractor conduct, operational errors, system malfunctions and cyber-security incidents, (xi) exposure to litigation and (xii) reputation of HGI and its management. Moreover, Front Street’s and Front Street Cayman’s ability to pay dividends will depend on their performance and will be subject to regulatory limitations. To maintain capital for regulatory purposes or to maintain its ratings, we may be required to invest additional capital in Front Street or Front Street Cayman.

Risks Related to Salus’ Business

Salus is subject to a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, operational errors, systems malfunctions, or cyber-security incidents, which may adversely affect its business and results of operations.

Salus is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by borrowers, employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of its customers. Salus recently became a registered investment adviser and will be subject to regulation and inspection by the SEC as such. In addition, negative public opinion can result from Salus’ actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect Salus’ ability to attract and keep customers and can expose it to litigation and regulatory action. Actual or alleged conduct by Salus can result in negative public opinion about its other business.

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

Salus may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to Salus. In addition, there is the risk that Salus’ controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems Salus and others use could be vulnerable to unforeseen problems. These problems may arise in both Salus’ internally developed systems and the systems of third-party service providers. In addition, Salus’ computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect Salus’ operations and could materially adversely affect its results of operations by requiring it to expend significant resources to correct the defect, as well as by exposing it to litigation or losses not covered by insurance. Although Salus has business continuity plans and other safeguards in place, its business operations may be adversely affected by significant and widespread disruption to its physical infrastructure or operating systems that support its businesses and clients.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

2.1

Employment Agreement, dated as of November 1, 2012, by and between Harbinger Group Inc. and Michael Sena (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2012 (File No. 1-4219)).

4.2

Indenture dated as of December 24, 2012, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 26, 2012 (File No. 1-4219)).

4.2

Registration Rights Agreement dated as of December 24, 2012, by and between Harbinger Group Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 26, 2012, 2012 (File No. 1-4219)).

10.1

Unit Purchase and Contribution Agreement, dated as of November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC and HGI Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.2

Form of Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.3

Form of Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.4

Appalachia Letter Agreement, dated as of November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, HGI Energy Holdings, LLC and Harbinger Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.5

Services Agreement, dated November 14, 2012, by and among Harbinger Group Inc. and Harbinger Capital Partners LLC (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 10-K filed November 27, 2012 (File No. 1-4219)).

10.5

Services Agreement, by and between Harbinger Capital Partners LLC and Harbinger Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2012 (File No. 1-4219)).

10.6

Underwriting Agreement, dated as of December 13, 2012, by and among Harbinger Group Inc., the selling stockholders signatory thereto and Jefferies & Company, Inc., as representative of the several underwriters. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 14, 2012 (File No. 1-4219)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated: February 8, 2013	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)