Form 10-K/A
period 2012-09-30
HARBINGER GROUP INC.
filed 2013-03-25
CIK 109177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of March 22, 2013, the registrant had outstanding 143,176,546 shares of common stock, $0.01 par value.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

Harbinger Group Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of the Company for the year ended September 30, 2012 (“Original 10-K”) solely for the purpose of including a conformed signature on the report of KPMG LLP (“KPMG”), the Company’s independent registered accounting firm, for the Harbinger F&G, LLC and Subsidiaries Consolidated Financial Statements provided under rule 3-16 under Regulation S-X (“HF&G Financial Statements”), which was inadvertently excluded from the Original 10-K.

Accordingly, pursuant to the applicable rules of the SEC, (i) the Original 10-K’s “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety solely to add the conformed signature to the report of KPMG to the HF&G Financial Statements and (ii) the certifications of the Company’s principal executive officers and principal financial and accounting officer are being filed as of the date of this Amendment. The only change in these certifications is their date.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART II

Item 8.	Financial Statements and Supplementary Data

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

(b) List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K/A.

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

10.36***	Services Agreement, by and between Harbinger Capital Partners LLC and Harbinger Group Inc.

21.1***	Subsidiaries of the Registrant.

23.1***	Consent of KPMG LLP.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.****

101.SCH	XBRL Taxonomy Extension Schema.****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.****

101.DEF	XBRL Taxonomy Definition Linkbase.****

101.LAB	XBRL Taxonomy Extension Label Linkbase.****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.****

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith
**	Furnished herewith
***	Exhibit was previously filed with the original Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
****	Exhibit was previously furnished with the original Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013

HARBINGER GROUP INC.

By:	/s/ THOMAS A. WILLIAMS
Thomas A. Williams Executive Vice President and Chief Financial Officer