Form 10-Q
period 2013-03-31
HARBINGER GROUP INC.
filed 2013-05-09
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 144,028,151 shares of the registrant’s common stock outstanding as of May 6, 2013.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$16,183.5	$16,088.9
Equity securities	313.4	394.9
Derivatives	262.6	200.7
Asset-backed loans	241.6	180.1
Other invested assets	32.4	53.8
Total investments	17,033.5	16,918.4
Cash and cash equivalents	1,475.0	1,470.7
Receivables, net	593.4	414.4
Inventories, net	705.4	452.6
Accrued investment income	169.5	191.6
Reinsurance recoverable	2,330.4	2,363.1
Deferred tax assets	167.7	312.7
Properties, including oil and natural gas properties, net	965.6	221.6
Goodwill	1,434.0	694.2
Intangibles, including DAC and VOBA, net	2,467.5	1,988.5
Other assets	374.7	172.6
Total assets	$27,716.7	$25,200.4

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$15,409.9	$15,290.4
Future policy benefits	3,569.1	3,614.8
Liability for policy and contract claims	68.4	91.1
Funds withheld from reinsurers	40.4	54.7
Total insurance reserves	19,087.8	19,051.0
Debt	4,596.7	2,167.0
Accounts payable and other current liabilities	795.5	754.2
Equity conversion feature of preferred stock	202.7	232.0
Employee benefit obligations	104.5	95.1
Deferred tax liabilities	515.2	382.4
Other liabilities	488.9	600.6
Total liabilities	25,791.3	23,282.3

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	326.8	319.2

Harbinger Group Inc. stockholders' equity:
Common stock	1.4	1.4
Additional paid-in capital	859.5	861.2
Accumulated deficit	(81.9)	(98.2)
Accumulated other comprehensive income	392.9	413.2
Total Harbinger Group Inc. stockholders' equity	1,171.9	1,177.6
Noncontrolling interest	426.7	421.3
Total permanent equity	1,598.6	1,598.9
Total liabilities and equity	$27,716.7	$25,200.4

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(Unaudited)		(Unaudited)
Revenues:
Net consumer product sales	$987.8	$746.3	$1,858.0	$1,595.1
Oil and natural gas	16.7	—	16.7	—
Insurance premiums	14.1	13.3	27.9	30.1
Net investment income	172.0	173.0	350.1	359.8
Net investment gains	206.7	163.6	353.2	267.5
Insurance and investment product fees and other	14.6	9.5	28.3	19.2
Total revenues	1,411.9	1,105.7	2,634.2	2,271.7
Operating costs and expenses:
Consumer products cost of goods sold	664.9	486.3	1,247.0	1,051.0
Oil and natural gas direct operating costs	8.8	—	8.8	—
Benefits and other changes in policy reserves	240.9	241.8	324.5	418.7
Selling, acquisition, operating and general expenses	314.3	222.9	568.9	478.8
Amortization of intangibles	49.0	58.8	135.6	115.5
Total operating costs and expenses	1,277.9	1,009.8	2,284.8	2,064.0
Operating income	134.0	95.9	349.4	207.7
Interest expense	(75.7)	(84.1)	(218.8)	(140.0)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(39.6)	(26.4)	29.3	1.5
Gain on contingent purchase price reduction	—	41.0	—	41.0
Other expense, net	(3.2)	(9.7)	(11.9)	(8.5)
Income from continuing operations before income taxes	15.5	16.7	148.0	101.7
Income tax expense	66.0	16.9	130.4	56.4
Net (loss) income	(50.5)	(0.2)	17.6	45.3
Less: Net loss attributable to noncontrolling interest	(17.2)	(12.2)	(23.2)	(6.2)
Net (loss) income attributable to controlling interest	(33.3)	12.0	40.8	51.5
Less: Preferred stock dividends and accretion	12.2	15.9	24.3	31.6
Net (loss) income attributable to common and participating preferred stockholders	$(45.5)	$(3.9)	$16.5	$19.9

Net (loss) income per common share attributable to controlling interest:

Basic	$(0.33)	$(0.03)	$0.08	$0.10
Diluted	$(0.33)	$(0.03)	$0.06	$0.10

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(Unaudited)		(Unaudited)
Net (loss) income	$(50.5)	$(0.2)	$17.6	$45.3

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(20.4)	18.5	(17.6)	3.6
Net unrealized gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	1.5	(3.2)	1.4	(2.8)
Net reclassification adjustment for losses included in net income	—	1.1	0.4	3.5
Changes in derivative instruments after reclassification adjustment	1.5	(2.1)	1.8	0.7
Changes in deferred income tax asset/liability	(1.1)	1.4	(1.1)	0.4
Deferred tax valuation allowance adjustments	0.4	(0.5)	0.4	(0.2)
Net unrealized gain on derivative instruments	0.8	(1.2)	1.1	0.9
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(0.9)	—	(1.6)	0.3
Net reclassification adjustment for losses included in cost of goods sold	0.3	0.1	0.6	0.2
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.1	0.4	0.1
Changes in actuarial adjustments to pension plans	(0.4)	0.2	(0.6)	0.6
Changes in deferred income tax asset/liability	0.2	—	0.3	(0.1)
Net actuarial adjustments to pension plans	(0.2)	0.2	(0.3)	0.5
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	53.9	210.0	180.2	286.3
Net reclassification adjustment for gains included in net income	(74.5)	(64.6)	(246.5)	(133.8)
Changes in unrealized investment gains after reclassification adjustment	(20.6)	145.4	(66.3)	152.5
Adjustments to intangible assets	22.3	(36.6)	50.3	(31.2)
Changes in deferred income tax asset/liability	(0.7)	(38.1)	5.5	(42.5)
Net unrealized gain on investments	1.0	70.7	(10.5)	78.8
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	(0.7)	—	(1.6)
Adjustments to intangible assets	—	0.2	—	0.6
Changes in deferred income tax asset/liability	—	0.2	—	0.3
Net non-credit related other than-temporary impairment	—	(0.3)	—	(0.7)
Net change to derive comprehensive income (loss) for the period	(18.8)	87.9	(27.3)	83.1
Comprehensive (loss) income	(69.3)	87.7	(9.7)	128.4
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(17.2)	(12.2)	(23.2)	(6.2)
Other comprehensive (loss) income	(8.4)	7.4	(7.1)	1.7
	(25.6)	(4.8)	(30.3)	(4.5)
Comprehensive (loss) income attributable to the controlling interest	$(43.7)	$92.5	$20.6	$132.9

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$17.6	$45.3
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	34.4	19.0
Amortization of intangibles	135.6	115.5
Stock-based compensation	22.2	11.8
Amortization of debt issuance costs	5.5	4.8
Amortization of debt discount	0.5	0.4
Write-off of debt issuance costs on retired debt	15.5	2.6
Write-off of debt discount on retired debt	3.0	(0.5)
Deferred income taxes	150.1	63.9
Gain on contingent purchase price reduction	—	(41.0)
Cost of trading securities acquired for resale	—	(639.0)
Proceeds from trading securities sold	—	779.7
Interest credited/index credits to contractholder account balances	313.4	336.0
Amortization of fixed maturity discounts and premiums	22.2	47.3
Net recognized gains on investments and derivatives	(374.7)	(257.8)
Charges assessed to contractholders for mortality and administration	(16.0)	(6.6)
Deferred policy acquisition costs	(71.5)	(97.3)
Cash transferred to reinsurer	—	(176.8)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	31.0	—
Non-cash restructuring and related charges	—	1.4
Changes in operating assets and liabilities:	(376.2)	(102.4)
Net change in cash due to operating activities	(87.4)	106.3
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	6,016.3	3,223.2
Cost of investments acquired	(5,916.2)	(2,194.3)
Acquisitions, net of cash acquired	(1,903.5)	(185.1)
Asset-backed loans originated, net	(63.0)	(32.8)
Capital expenditures	(25.2)	(18.7)
Proceeds from sales of assets	—	0.1
Other investing activities, net	(100.0)	0.8
Net change in cash due to investing activities	(1,991.6)	793.2
Cash flows from financing activities:
Proceeds from issuance of new debt	2,945.1	528.8
Repayment of debt, including tender and call premiums	(919.5)	(369.5)
Revolving credit facility activity	355.1	50.0
Debt issuance costs	(78.6)	(9.9)
Purchases of subsidiary stock, net	(16.0)	(82.9)
Contractholder account deposits	772.8	1,216.3
Contractholder account withdrawals	(950.3)	(1,033.1)
Dividend paid by subsidiary to noncontrolling interest	(5.8)	—
Dividends paid on preferred stock	(16.7)	(15.2)
Other financing activities, net	—	(1.0)
Net change in cash due to financing activities	2,086.1	283.5
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(0.7)
Net increase in cash and cash equivalents	4.3	1,182.3
Cash and cash equivalents at beginning of period	1,470.7	1,137.4
Cash and cash equivalents at end of period	$1,475.0	$2,319.7
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except share and per share figures)
(1) Description of Business
Description of the Business
Harbinger Group Inc. ("HGI" and, collectively with its respective subsidiaries, the "Company") is a diversified holding company, the outstanding common stock of which is 74.6% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the "Master Fund"), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the "Principal Stockholders"), not giving effect to the conversion rights of the Company's Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") or the Series A-2 Participating Convertible Preferred Stock (the "Series A-2 Preferred Stock", together the "Preferred Stock"). Such common stock ownership by the Principal Stockholders represents a voting interest of 55.6% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "HRG."
HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. As such, the Company has gained controlling interests in Spectrum Brands Holdings, Inc., a Delaware corporation (collectively with its consolidated subsidiaries, where applicable, "Spectrum Brands"), and Fidelity & Guaranty Life Holdings, Inc., a Delaware corporation ("FGL") and formed Salus Capital Partners, LLC ("Salus") and HGI Energy Holdings, LLC ("HGI Energy"). As of March 31, 2013, the Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 57.4%. Spectrum Brands is a global branded consumer products company which trades on the NYSE under the symbol "SPB." FGL, a wholly-owned subsidiary, is a provider of annuity and life insurance products in the United States of America. Salus is a provider of secured asset-based loans to entities across a variety of industries. HGI Energy holds an 74.5% equity investment in an oil and natural gas joint venture.
In December 2012 and January 2013, the Company closed a secondary offering, in which the Principal Stockholders offered a total of 23.0 million shares of common stock at a price to the public of $7.50 per share. The Company did not receive any proceeds from the sale of shares in this offering.
In December 2012, the Company issued $700.0 aggregate principal amount 7.875% Senior Secured Notes due 2019 (the "7.875% Notes") and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Senior Secured Notes due 2015 (the "10.625% Notes") pursuant to a tender offer (the "Tender Offer") for the 10.625% Notes. Additionally, the Company deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 aggregate principal amount of the 10.625% Notes. The remainder of the proceeds will be used for working capital by the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses.
In December, Spectrum Brands acquired the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker"), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the "Hardware Acquisition"). The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. On April 8, 2013, the Company completed the Hardware Acquisition, which included the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan"), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 3, Acquisitions.
Also in December 2012, Spectrum Brands Escrow Corp. issued $520.0 aggregate principal amount of 6.375% Senior Notes due 2020 (the "6.375% Notes") and $570.0 aggregate principal amount of 6.625% Senior Notes due 2022 (the "6.625% Notes"). The 6.375% Notes and the 6.625% Notes were assumed by Spectrum Brands, in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 term loan facility, of which $100.0 is in Canadian dollar equivalents (the "Term Loan"). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing. Refer to Note 8, Debt, as well as Note 3, Acquisitions, in the accompanying Condensed Consolidated Financial Statements.
Lastly, in December 2012, FGL entered into a coinsurance agreement (the "Reinsurance Agreement") with Front Street Re (Cayman) Ltd. ("Front Street Cayman"), also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman will reinsure approximately 10%, or approximately $1,500.0 of FGL’s policy liabilities, on a funds-withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island Asset Management, LLC ("Five Island"), also entered into an investment management agreement, pursuant to which Five Island will manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account will be invested in accordance with FGL’s existing guidelines.
In February 2013, HGI finalized a joint venture with EXCO Resources, Inc. ("EXCO") to create a private oil and natural gas partnership (the "EXCO/HGI Partnership"), through the Company's wholly-owned subsidiary HGI Energy. In connection with its formation, the EXCO/HGI Partnership entered into a credit agreement which had an initial borrowing base of $400.0, maturing on February 14, 2018 (the "EXCO/HGI Partnership Credit Agreement"). In March 2013, the EXCO/HGI Partnership acquired all of the shallow Cotton Valley assets from an affiliate of BG Group plc ("BG Group") for $130.9, funded with borrowings from the EXCO/HGI Partnership Credit Agreement.
Also in February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a $250.0 collateralized loan obligation ("CLO") vehicle, initially funded with $175.5 of the asset-backed loans that it had originated through that date. Refer to Note 15, Other Required Disclosures, in the accompanying Condensed Consolidated Financial Statements.
In March 2013, FGL issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. FGL used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company. Refer to Note 8, Debt, in the accompanying Condensed Consolidated Financial Statements.
In addition to acquiring controlling interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. The Company also owns 97.9% of Zap.Com Corporation ("Zap.Com"), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate.
The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Financial Services. For the results of operations by segment, and other segment data, see Note 17, Segment Data.

(2) Basis of Presentation, Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations, except for such significant accounting policies that were adopted during the quarter relating to new business ventures, which are detailed below. Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2012 (the "Form 10-K"). The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2013.

Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries, those variable interest entities ("VIEs") where the Company is the primary beneficiary, and it's proportional share of the gross net assets of equity method investments in extractive industries ("Proportionate consolidation"). Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary.
The Company has elected to account for its investments in extractive industries that it does not control, but over which it can exert significant influence (specifically, the EXCO/HGI Partnership), by using the proportionate consolidation method allowed for equity-method investments in extractive industries, under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Industries. Under this method, the Company consolidates its proportionate share of the assets and liabilities of the equity method investment, using a gross presentation.
A variable interest entity is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. A corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company, through its subsidiary, Salus, primarily uses VIEs for its securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust.

Oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that the EXCO/HGI Partnership choose between two GAAP alternatives; the full cost method or the successful efforts method. The

EXCO/HGI Partnership chose to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once the EXCO/HGI Partnership incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. The EXCO/HGI Partnership's unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $52.9 and $48.5 as of March 31, 2013 and February 14, 2013, respectively, and are not subject to depletion. The EXCO/HGI Partnership reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The EXCO/HGI Partnership expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. The EXCO/HGI Partnership has not recorded any impairments of undeveloped properties for the period from inception to March 31, 2013.
Capitalization of Interest
When the EXCO/HGI Partnership acquires significant amounts of undeveloped acreage, it capitalizes interest on the acquisition costs in accordance with FASB ASC Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, the EXCO/HGI Partnership will cease capitalizing interest.
Depletion
The EXCO/HGI Partnership calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to the EXCO/HGI Partnership's total production for the quarter, and the appropriate expense is recorded. The EXCO/HGI Partnership capitalizes the portion of general and administrative costs, including share-based compensation, that is attributable to its exploration, exploitation and development activities.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves.
Ceiling Test Exemption
Pursuant to Rule 4-10(c)(4) of Regulation S-X, the EXCO/HGI Partnership was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of March 31, 2013. The computation resulted in the carrying costs of the EXCO/HGI Partnership's unamortized proved oil and natural gas properties exceeding the March 31, 2013 ceiling test limitation by approximately $234.0. As a result of a temporary exemption received from the SEC to exclude the acquisition of the EXCO/HGI Partnership's conventional oil and natural gas properties from the ceiling test, the need to recognize impairment for the quarter ended March 31, 2013 was eliminated.

The EXCO/HGI Partnership's pricing for these acquisitions are based on models which incorporate, among other things, market prices based on New York Mercantile Exchange ("NYMEX") futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, HGI requested, and received, an exemption from the SEC to exclude the acquisition of these oil and natural gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.

The request for exemption was made because the EXCO/HGI Partnership believes the fair value of the aforementioned acquisitions can be demonstrated beyond a reasonable doubt to exceed their unamortized costs. The EXCO/HGI Partnership's expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period the EXCO/HGI Partnership has elected to use flat pricing as the NYMEX futures contracts become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management's internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. The EXCO/HGI Partnership believes the NYMEX futures contracts reflect an independent proxy for fair value. Management's internal valuation model demonstrated that the fair value of these acquired oil and natural gas properties clearly exceeded the calculated ceiling test limitation as of March 31, 2013 beyond a reasonable doubt.

The EXCO/HGI Partnership recognizes that, due to the volatility associated with oil and natural gas prices, a downward trend in market prices could occur. If such a case were to occur and is deemed to be other than a temporary trend, the EXCO/HGI Partnership would assess these acquisitions for impairment during the requested exemption period. Further, if the EXCO/HGI Partnership cannot demonstrate that fair value exceeds the calculated ceiling test limitation during the requested exemption periods prior to issuance of its financial statements, the EXCO/HGI Partnership will recognize impairment related to these acquisitions.
The ceiling test calculation is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Gas gathering assets
Gas gathering assets are capitalized at cost and depreciated on a straight line basis over their estimated useful lives of up to 14 years.

Deferred abandonment and asset retirement obligations
The EXCO/HGI Partnership applies FASB ASC 410-20, Asset Retirement and Environmental Obligations ("ASC 410-20"), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The EXCO/HGI Partnership's asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
The EXCO/HGI Partnership's asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The EXCO/HGI Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations.

Revenue recognition and gas imbalances
The EXCO/HGI Partnership uses the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at March 31, 2013 were not significant.

Gathering and transportation
The EXCO/HGI Partnership generally sells oil and natural gas under two types of agreements which are common in the industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which the EXCO/HGI Partnership sells oil or natural gas at the wellhead and collects a price, net of the transportation incurred by the purchaser. In this case, The EXCO/HGI Partnership records sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, the EXCO/HGI Partnership sells oil or natural gas at a specific delivery point, pays transportation to a third party and receives proceeds from the purchaser with no transportation deduction. In this case, the EXCO/HGI Partnership records the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, The EXCO/HGI Partnership's computed realized prices, before the impact of derivative financial instruments, includes revenues which are reported under two separate bases.

Overhead reimbursement fees
The EXCO/HGI Partnership has classified fees from overhead charges billed to working interest owners, including itself, as a reduction of general and administrative expenses in the accompanying Condensed

Consolidated Statements of Operations. The EXCO/HGI Partnership's share of these charges was $0.6 and was classified as oil and natural gas production costs.

Environmental costs
Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.

Recent Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The guidance requiring disclosure of the income statement location where gains and losses reclassified out of comprehensive income are included was deferred in December 2011. In November 2012, the FASB clarified its position on the reclassification disclosures, allowing disclosure of reclassification adjustments on the face of the comprehensive income statement or in the notes to the financial statements. The accounting guidance requiring a comprehensive income statement is now effective for the Company. The Company has implemented all required disclosures.
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

(3) Acquisitions
Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business
On December 17, 2012, Spectrum Brands completed the cash acquisition of the HHI Business from Stanley Black & Decker, which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business.

The following table summarizes the preliminary consideration paid for the HHI Business:

December 17, 2012
Negotiated sales price, excluding TLM Taiwan	$1,300.0
Preliminary working capital and other adjustments	(10.6)
Preliminary purchase price	$1,289.4
The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.
A portion of the Hardware Acquisition consisting of the purchase of certain assets of TLM Taiwan closed on April 8, 2013. Spectrum Brands paid Stanley Black & Decker the negotiated sales price of $100.0 on December 17, 2012, which was held in escrow until the close of the TLM Taiwan acquisition. This payment was made in conjunction with the close of the HHI Business acquisition and is classified within Other assets in the Company's Condensed Consolidated Balance Sheets.
The results of HHI Business operations since December 17, 2012 are included in the Company's Condensed Consolidated Statements of Operations.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business have been recognized in the Condensed Consolidated Balance Sheets based upon their preliminary values at December 17, 2012, as set forth below. The excess of the purchase price over the preliminary fair values of the net tangible assets and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Spectrum Brands' existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The preliminary fair values were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations and valuation allowance, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on Spectrum Brands' estimated reversal of its consolidated U.S. valuation allowances recognized during the measurement period. See Note 12, Income Taxes, for further information. Spectrum Brands expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

	Preliminary Valuation		Preliminary Valuation
	December 30, 2012	Adjustments/reclassifications	March 31, 2013
Cash	$17.4	$5.8	$23.2
Accounts receivable	104.6	4.4	109.0
Inventory	207.1	(2.4)	204.7
Prepaid expenses and other	13.3	(4.1)	9.2
Property, plant and equipment	104.5	(5.2)	99.3
Intangible assets	470.0	—	470.0
Other long-term assets	3.1	—	3.1
Total assets acquired	920.0	(1.5)	918.5
Accounts payable	130.1	8.0	138.1
Deferred tax liability - current	7.1	—	7.1
Accrued liabilities	37.5	(0.6)	36.9
Deferred tax liability - long-term	104.7	11.2	115.9
Other long-term liabilities	11.2	(2.2)	9.0
Total liabilities assumed	290.6	16.4	307.0
Total identifiable net assets	629.4	(17.9)	611.5
Non-controlling interests	(2.2)	(2.2)	(4.4)
Goodwill	662.2	20.1	682.3
Total net assets acquired	$1,289.4	$—	$1,289.4

During the three month period ended March 31, 2013, Spectrum Brands recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $20.1.  The preliminary goodwill increased $11.2 as a result of recording certain state and foreign valuation allowances against deferred tax assets,  $5.2 resulting from a reduction in certain property, plant and equipment asset values and $2.4 from a reduction in inventory asset values.  The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period. Spectrum Brands believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to further change. Spectrum Brands expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
Preliminary Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's Condensed Consolidated Statements of Operations.
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the assets and liabilities of the HHI Business at December 17, 2012. Significant adjustments as a result of the valuation and the bases for their determination are summarized as follows:

•
Inventories - An adjustment of $31.0 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•
Property, plant and equipment, net - An adjustment of $4.0 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of the property, plant and equipment was based on the cost approach.

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $470.0 as of December 17, 2012. A summary of the significant key inputs is as follows:

•
Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. Spectrum Brands assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The customer relationships were valued at $74.0 under this approach and will be amortized over 20 years.

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

•
Spectrum Brands valued a definite lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair values of trade name was 3.5% of expected net sales related to the respective trade name. Spectrum Brands assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, net sales for the trade name were estimated to grow at a rate of 2.5% - 5.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. The trade name was valued at $3.0 under this approach.

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

•
Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies ranged from 4.0%- 5.0% of expected net sales related to the respective technology. Spectrum Brands anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents which was 10 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 2.5% - 31.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using the rate of 12.0%. The technology assets were valued at $51.0 under this approach.

•	Deferred tax liabilities, net - An adjustment of $122.9 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

Shaser

On November 8, 2012, Spectrum Brands completed the cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc. ("Shaser"). Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.

The following table summarizes the preliminary consideration paid for Shaser:

November 8, 2012
Negotiated sales price	$50.0
Preliminary working capital adjustment	(0.4)
Preliminary purchase price	$49.6
The purchase agreement provides Spectrum Brands with an option, exercisable solely at Spectrum Brands' discretion, to acquire the remaining 44% interest of Shaser (the "Call Option"). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to 1.0x trailing revenues or 7.0x adjusted trailing earnings before interest taxes depreciation and amortization ("EBITDA"), as defined, for calendar year ended December 31, 2016.
As of March 31, 2013, Spectrum Brands has paid approximately half of the negotiated sales price to the seller. The remaining purchase consideration was paid on April 2, 2013.
The results of Shaser's operations since November 8, 2012 are included in the Company's Condensed Consolidated Statements of Operations.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Shaser acquisition have been measured at their fair values at November 8, 2012 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is not expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for income taxes including deferred tax accounts, uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, certain legal matters and residual goodwill.

The preliminary fair values recorded for the assets acquired and liabilities assumed for Shaser are as follows:

	Preliminary Valuation		Preliminary Valuation
	December 30, 2012	Adjustments/reclassifications	March 31, 2013
Cash	$0.9	$—	$0.9
Intangible asset	35.5	(2.7)	32.8
Other assets	2.7	—	2.7
Total assets acquired	39.1	(2.7)	36.4
Total liabilities assumed	14.4	(1.0)	13.4
Total identifiable net assets	24.7	(1.7)	23.0
Non-controlling interest	(39.0)	—	(39.0)
Goodwill	63.9	1.7	65.6
Total identifiable net assets	$49.6	$—	$49.6

During the three month period ended March 31, 2013, Spectrum Brands recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $1.7.  Goodwill increased as a result further information received to support a key valuation factor that impacted the valuation of the technology asset acquired.  This revised information was provided by Shaser during the period. Spectrum Brands believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to further change. Spectrum Brands expects to complete the purchase accounting process as soon as practicable but in any event, no later than one year from the acquisition date.
Preliminary Pre-Acquisition Contingencies Assumed
Spectrum Brands evaluated and continues to evaluate pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation to date, Specrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has preliminarily recorded its best estimates for these contingencies as part of the preliminary accounting for Shaser. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from Shaser. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in Spectrum Brands' results of operations.
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired proprietary technology assets, the non-controlling interest and the Call Option related to Shaser at November 8, 2012. A summary of the significant key inputs is as follows:

•
Spectrum Brands valued the technology assets using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Shaser, related licensing agreements and the importance of the technology and profit levels, among other considerations. The royalty rate used in the determination of the fair value of the technology asset was 10.5% of expected net sales related to the technology. Spectrum Brands anticipates using the technology through the legal life of the underlying patent and therefore the expected life of the technology was equal to the remaining legal life of the underlying patent which was 13 years. In estimating the fair value of the technology, net sales were estimated to grow at a long-term rate of 3.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using the rate of 11.0%. The technology asset was valued at approximately $32.8 under this approach.

•
Spectrum Brands valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction approach. In estimating the fair value of the non-controlling interest, key assumptions include (i) cash flow projections based on market participant data and estimates by Spectrum Brands management, with net sales estimated to grow at a terminal growth rate of 3.0% annually, income taxes estimated at 35.0%, and amounts discounted using a rate of 12.0%, (ii) financial multiples of companies deemed to be similar to Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $39.0 under this approach.

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

EXCO/HGI Partnership

The EXCO/HGI Partnership was formed through transactions between subsidiaries of EXCO and HGI, resulting in the formation of the General Partner and the Partnership. Under the terms of the respective agreements, the EXCO/HGI Partnership acquired certain oil and natural gas assets from EXCO for $725.0 of total consideration, subject to certain customary closing adjustments of $32.5, or a net purchase price of $692.5. Immediately after the closing and the consummation of the transactions, the ownership in the Partnership was 73.5% by HGI and 24.5% by EXCO and 2% by the General Partner. In addition, HGI and EXCO each own a 50% member interest in the General Partner and each have equal representation on the General Partner's board of directors. The ownership of the Partnership and General Partnership translates into an economic ownership of the EXCO/HGI Partnership of 74.5%. At the closing, HGI contributed approximately $348.3 in cash (reflecting the effect of preliminary closing adjustments and the economic benefits related to the July 1, 2012 effective date) to the EXCO/HGI Partnership and EXCO contributed $692.5 of net assets in exchange for cash of $573.3, and retained an interest in the joint venture of $119.1. The payment to EXCO was funded through a combination of cash from HGI's contribution, and borrowings under the EXCO/HGI Partnership Credit Agreement.
On March 5, 2013, the EXCO/HGI Partnership acquired certain of the shallow Cotton Valley assets from an affiliate of BG Group for $130.9, after customary preliminary purchase price adjustments. This acquisition includes oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana. The assets acquired by the EXCO/HGI Partnership represented an incremental working interest in certain properties previously owned by the EXCO/HGI Partnership. The acquisition was funded with borrowings from the EXCO/HGI Partnership Credit Agreement.
The EXCO/HGI Partnership accounted for the acquisitions in accordance with ASC 805-10, Business Combinations. The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the acquisition:

	EXCO's Contributed Assets February 14, 2013		BG Cotton Valley Assets March 5, 2013
	EXCO/HGI Partnership	HGI's Proportionate Interest	EXCO/HGI Partnership	HGI's Proportionate Interest
Assets acquired:
Cash	$0.1	$0.1	$—	$—
Oil and natural gas properties
Unproved oil and natural gas properties	65.1	48.5	7.2	5.4
Proved developed and undeveloped oil and natural gas properties	632.2	471.0	131.2	97.7
Total oil and natural gas properties	697.3	519.5	138.4	103.1
Other assets	32.7	24.5	—	—
Liabilities assumed:
Accounts payable and other current liabilities	(14.1)	(10.5)	—	—
Other liabilities	(23.5)	(17.5)	(7.5)	(5.6)
Total purchase price	$692.5	$516.1	$130.9	$97.5

The EXCO/HGI Partnership performed a valuation of the assets acquired and liabilities assumed at February 14 and March 5, 2013. A summary of the key inputs are as follows:

Oil and Natural Gas Properties - HGI's proportionate share of the fair value allocated to oil and natural gas properties was $519.5 and $103.1, respectively. The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on the partnership's internal geological, engineering data and financial data. The EXCO/HGI Partnership utilized NYMEX forward strip prices to value the reserves for a period of five years and then held prices flat thereafter. We then applied various discount rates depending on the classification of reserves and other risk characteristics.

Gas Gathering Assets - HGI's proportionate share of the fair value allocated to gas gathering assets was $21.5. The fair value of these assets was determined based on a market approach using other recent transactions involving gathering and processing assets. The EBITDA multiple based on these market transactions was applied to the projected EBITDA of the gas gathering assets in order to calculate the fair value.

Asset Retirement Obligations - HGI's proportionate share of the fair value allocated to asset retirement obligations was $18.5 and $5.6, respectively. These asset retirement obligations represent the present value of the estimated amount to be incurred to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate, and timing associated with the incurrence of these costs. The asset retirement obligations are primarily included in "Other liabilities" in the Condensed Consolidated Balance Sheets.
FGL Acquisition Update
On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350.0 (including $5.0 re-characterized as an expense), which amount could be reduced by up to $50.0 post closing (as discussed further below).
Contingent Purchase Price Reduction
As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. ("Front Street"), a then recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company sought to enter into a reinsurance agreement (the "Front Street Reinsurance Transaction") with FGL whereby Front Street would reinsure up to $3,000.0 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP ("HCP II"), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000.0 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.
The Front Street Reinsurance Transaction required the approval of the Maryland Insurance Administration (the "MIA"). The F&G Stock Purchase Agreement provides that, the seller may be required to pay up to $50.0 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50.0 purchase price reduction will be obtained by HGI.
Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50.0 amount and has estimated a fair value of $41.0 for the contingent receivable as of March 31, 2013 (essentially unchanged from September 30, 2012 and April 1, 2012), reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41.0 estimated fair value of the contingent receivable has been reflected in "Receivables, net" in the Condensed Consolidated Balance Sheets as of March 31, 2013. A corresponding credit to "Gain on contingent purchase price reduction" was recorded in earnings during Fiscal 2012.
Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results as if the Hardware Acquisition and the acquisition of the Company's interest in the EXCO/HGI Partnership was completed on October 1, 2011 and the results of the HHI Business and the EXCO/HGI Partnership had been included in the full three and six months ended March 31, 2013 and April 1, 2012.

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Revenues:
Reported revenues	$1,411.9	$1,105.7	$2,634.2	$2,271.7
HHI adjustment	—	232.2	191.8	463.9
EXCO/HGI Partnership adjustment	17.1	38.4	53.7	82.3
Pro forma revenues	$1,429.0	$1,376.3	$2,879.7	$2,817.9

Net income:
Reported net income	$(50.5)	$(0.2)	$17.6	$45.3
HHI adjustment	—	10.1	4.9	23.1
EXCO/HGI Partnership adjustment	(0.9)	(2.9)	(0.5)	0.4
Pro forma net income	$(51.4)	$7.0	$22.0	$68.8

Basic net income per common share attributable to controlling interest:
Reported net loss per common share	$(0.33)	$(0.03)	$0.08	$0.10
HHI adjustment	—	0.07	0.04	0.17
EXCO/HGI Partnership adjustment	(0.01)	(0.02)	—	—
Pro forma net income per common share	$(0.34)	$0.02	$0.12	$0.27

Diluted net income per common share attributable to controlling interest:
Reported diluted net loss per common share	$(0.33)	$(0.03)	$0.06	$0.10
HHI adjustment	—	0.07	0.02	0.17
EXCO/HGI Partnership adjustment	(0.01)	(0.02)	—	—
Pro forma diluted net income per common share	$(0.34)	$0.02	$0.08	$0.27

Acquisition and Integration Related Charges
Acquisition and integration related charges reflected in "Selling, acquisition, operating and general expenses" in the accompanying Condensed Consolidated Statements of Operations include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to an acquisition or potential acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses. Such charges for the three and six months ended March 31, 2013 relate primarily to the Hardware Acquisition and the EXCO/HGI Partnership acquisition, and for the three and six months ended April 1, 2012 relate primarily to the Spectrum Brands merger with Russell Hobbs, Inc. (the "SB/RH Merger") and the acquisition of FURminator.

The following table summarizes acquisition and integration related charges incurred by the Company for the three and six months ended March 31, 2013 and April 1, 2012:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
SB/RH Merger
Integration costs	$0.8	$2.8	$1.9	$5.2
Employee termination charges	0.2	1.9	0.3	2.5
Legal and professional fees	—	0.3	0.1	0.9
	1.0	5.0	2.3	8.6
HHI Business
Legal and professional fees	6.5	—	21.0	—
Integration costs	3.6	—	3.7	—
Employee termination charges	0.1	—	0.1	—
	10.2	—	24.8	—

FGL	—	—	—	0.1
EXCO/HGI Partnership	4.1	—	9.1	—
FURminator	0.6	2.1	1.2	4.6
BlackFlag	—	0.5	—	1.8
Shaser	0.2	—	4.4	—
Other	0.6	0.8	2.1	2.4
Total acquisition and integration related charges	$16.7	$8.4	$43.9	$17.5

(4) Investments
HGI’s investments consist of (1) marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, and (2) U.S. Treasury securities and a certificate of deposit classified as held-to-maturity and carried at amortized cost, which approximates fair value. FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for value of business acquired ("VOBA"), deferred acquisition costs ("DAC") and deferred income taxes. The Company’s consolidated investments are summarized as follows:

	March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,388.5	$30.6	$(0.7)	$1,418.4	$1,418.4
Commercial mortgage-backed securities	506.8	39.9	(0.5)	546.2	546.2
Corporates	10,118.0	686.3	(13.0)	10,791.3	10,791.3
Hybrids	438.8	28.1	—	466.9	466.9
Municipals	969.1	109.4	(0.8)	1,077.7	1,077.7
Agency residential mortgage-backed securities	122.2	4.1	(0.3)	126.0	126.0
Non-agency residential mortgage-backed securities	1,209.5	91.6	(2.6)	1,298.5	1,298.5
U.S. Government	447.1	11.5	(0.1)	458.5	458.5
Total fixed maturities	15,200.0	1,001.5	(18.0)	16,183.5	16,183.5
Equity securities
Available-for-sale	247.4	10.2	(1.9)	255.7	255.7
Held for trading	102.1	—	(44.4)	57.7	57.7
Total equity securities	349.5	10.2	(46.3)	313.4	313.4
Derivatives	141.8	124.6	(3.8)	262.6	262.6
Asset-backed loans	241.6	—	—	241.6	241.6
Other invested assets
Policy loans and other invested assets	32.4	—	—	32.4	32.4
Total investments	$15,965.3	$1,136.3	$(68.1)	$17,033.5	$17,033.5

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,010.9	$18.6	$(1.6)	$1,027.9	$1,027.9
Commercial mortgage-backed securities	520.0	36.2	(2.4)	553.8	553.8
Corporates	10,211.8	807.2	(10.0)	11,009.0	11,009.0
Hybrids	519.0	18.8	(9.6)	528.2	528.2
Municipals	1,083.2	141.9	(1.1)	1,224.0	1,224.0
Agency residential mortgage-backed securities	149.5	5.8	(0.3)	155.0	155.0
Non-agency residential mortgage-backed securities	629.1	35.8	(4.3)	660.6	660.6
U.S. Government	917.5	12.9	—	930.4	930.4
Total fixed-maturity securities	15,041.0	1,077.2	(29.3)	16,088.9	16,088.9
Equity securities
Available-for-sale	237.5	11.9	(1.3)	248.1	248.1
Held for trading	191.8	—	(45.0)	146.8	146.8
Total equity securities	429.3	11.9	(46.3)	394.9	394.9
Derivatives	142.1	67.0	(8.4)	200.7	200.7
Asset-backed loans	180.1	—	—	180.1	180.1
Other invested assets
U.S. Treasuries and certificate of deposit, held-to-maturity	35.0	—	—	35.0	35.0
Policy loans and other invested assets	18.8	—	—	18.8	18.8
Total other invested assets	53.8	—	—	53.8	53.8
Total investments	$15,846.3	$1,156.1	$(84.0)	$16,918.4	$16,918.4

Included in AOCI were unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage-backed securities at both March 31, 2013 and September 30, 2012.

Securities held on deposit with various state regulatory authorities had a fair value of $20.4 and $20.7 at March 31, 2013 and September 30, 2012, respectively.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2013
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$615.2	$619.4
Due after one year through five years	2,888.8	2,985.3
Due after five years through ten years	3,702.2	3,958.0
Due after ten years	4,683.2	5,144.6
Subtotal	11,889.4	12,707.3
Other securities which provide for periodic payments:
Asset-backed securities	1,388.5	1,418.4
Commercial-mortgage-backed securities	506.8	546.2
Structured hybrids	83.6	87.1
Agency residential mortgage-backed securities	122.2	126.0
Non-agency residential mortgage-backed securities	1,209.5	1,298.5
Total fixed maturity available-for-sale securities	$15,200.0	$16,183.5

Securities in an Unrealized Loss Position
As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Excluding the non-credit portion of other-than-temporary impairments on non-agency residential-mortgage backed securities, FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of March 31, 2013. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so. Also contributing to this conclusion is FGL’s determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery, an assessment of the issuers’ financial condition, and other objective evidence. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL’s management has the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$116.3	$(0.5)	$21.8	$(0.2)	$138.1	$(0.7)
Commercial-mortgage-backed securities	—	—	0.2	(0.5)	0.2	(0.5)
Corporates	1,044.4	(11.2)	125.3	(1.8)	1,169.7	(13.0)
Equities	17.7	(0.7)	32.2	(1.2)	49.9	(1.9)
Municipals	79.1	(0.8)	—	—	79.1	(0.8)
Agency residential mortgage-backed securities	4.9	(0.2)	4.1	(0.1)	9.0	(0.3)
Non-agency residential mortgage-backed securities	143.4	(1.6)	68.3	(1.0)	211.7	(2.6)
U.S. Government	20.0	(0.1)	—	—	20.0	(0.1)
Total available-for-sale securities	$1,425.8	$(15.1)	$251.9	$(4.8)	$1,677.7	$(19.9)
Total number of available-for-sale securities in an unrealized loss position		213		51		264

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$169.8	$(1.0)	$7.5	$(0.6)	$177.3	$(1.6)
Commercial-mortgage-backed securities	0.8	(0.8)	10.7	(1.6)	11.5	(2.4)
Corporates	411.3	(8.1)	45.5	(1.9)	456.8	(10.0)
Equities	—	—	44.5	(1.3)	44.5	(1.3)
Hybrids	13.4	(0.4)	107.7	(9.2)	121.1	(9.6)
Municipals	71.1	(1.1)	—	—	71.1	(1.1)
Agency residential mortgage-backed securities	1.8	(0.2)	6.1	(0.1)	7.9	(0.3)
Non-agency residential mortgage-backed securities	12.9	(0.3)	101.8	(4.0)	114.7	(4.3)
Total available-for-sale securities	$681.1	$(11.9)	$323.8	$(18.7)	$1,004.9	$(30.6)
Total number of available-for-sale securities in an unrealized loss position		100		56		156
At March 31, 2013 and September 30, 2012, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and equities. Total unrealized losses were $19.9 and $30.6 at March 31, 2013 and September 30, 2012, respectively. Although the absolute level of unrealized losses has declined, the largest component of the unrealized loss position remains in the corporates finance sector, as spreads in this industry sector remain above historical levels. Spreads remain elevated in the commercial mortgage-backed and non-agency residential mortgage backed sectors of the structured market, but with conviction growing in the strength of the recovery in the U.S. housing market, FGL is adding to non-agency residential mortgage backed securities at these higher, attractive spreads. In general, FGL targets non-agency residential mortgage holdings in the National Association of Insurance Commissioners

("NAIC") 1 rating category. Hybrids continue to strengthen due to regulatory changes that encourage issuers to retire outstanding securities, and as a result, the unrealized loss position in hybrids has improved from September 30, 2012 to March 31, 2013.

Base interest rates remain low due to ongoing efforts by central banks to maintain an accommodative monetary. As a result, risk assets continue to perform well, including during the March 31, 2013 three and six month periods.
At March 31, 2013 and September 30, 2012, securities with a fair value of $0.1 and $1.2, respectively, were depressed greater than 20% of amortized cost (excluding United States Government and United States Government sponsored agency securities), which represented less than 1% of the carrying values of all investments. The improvement in unrealized loss positions from September 30, 2012 is primarily due to two factors: (i) securities at depressed prices were sold over the past fiscal quarter, reducing the size of holdings at an unrealized loss position and (ii) improving risk sentiment has lifted the market prices of investment grade bonds and structured securities. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.
Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for the three and six months ended March 31, 2013 and April 1, 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Balance at the beginning of the period	$2.7	$2.1	$2.7	$0.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was not previously recognized	—	0.5	—	1.9
Balance at the end of the period	$2.7	$2.6	$2.7	$2.6
For the three and six months ended March 31, 2013, FGL recognized impairment losses in operations totaling $0.4 and $0.9, respectively, including credit impairments of $0.1 and $0.3 and change-of-intent impairments of $0.3 and $0.7 and had an amortized cost of $2.7 and a fair value of $1.8 at the time of impairment. For the three and six months ended April 1, 2012, FGL recognized impairment losses in operations totaling $4.1 and 17.3, respectively, including credit impairments of $2.6 for both periods, and change-of-intent impairments of $1.6 and $14.7 and had an amortized cost of $86.9 and a fair value of $68.0 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities were as follows:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Other-than-temporary impairments recognized in net income:
Corporates	$—	$—	$—	$0.7
Non-agency residential mortgage-backed securities	0.4	3.3	0.9	6.1
Hybrids	—	—	—	9.7
Other invested assets	—	0.8	—	0.8
Total other-than-temporary impairments	$0.4	$4.1	$0.9	$17.3

Asset-backed Loans
Salus’ portfolio of asset-backed loans receivable, included in "Asset-backed loans" in the Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, consisted of the following:

	March 31, 2013	September 30, 2012
Asset-backed loans, by major industry:
Wholesale	$66.0	$77.2
Apparel	96.7	70.1
Jewelry	39.2	27.9
Other	42.5	6.3
Total asset-backed loans	244.4	181.5
Less: Allowance for credit losses	2.8	1.4
Total asset-backed loans, net	$241.6	$180.1
Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and six months ended March 31, 2013 and April 1, 2012:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Allowance for credit losses:
Balance at beginning of period	$2.6	$—	$1.4	$—
Provision for credit losses	0.2	0.2	1.4	0.2
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance at end of period	$2.8	$0.2	$2.8	$0.2
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of March 31, 2013 and September 30, 2012, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of March 31, 2013 and September 30, 2012, Salus had no outstanding loans that had been individually considered impaired, as all loans were in current payment status.
Salus’ internal loan ratings provide information about the credit quality of its asset-based lending borrowers, and its risk of potential loss. The following tables present information about the credit quality of Salus’ asset-based loan portfolio, based on National Association of Insurance Commissioners ("NAIC") risk rating, as of March 31, 2013 and September 30, 2012:

NAIC Designation	Credit Equivalent Rating	March 31, 2013	Percent of Total	September 30, 2012	Percent of Total
1	AAA/AA/A	$18.0	7.4%	$75.8	41.7%
2	BBB	200.2	81.9%	94.9	52.3%
3	BB	—	—%	10.8	6.0%
4	B	—	—%	—	—%
5	CCC	26.2	10.7%	—	—%
Not rated		—	—%	—	—%
Total		$244.4	100.0%	$181.5	100.0%

Net Investment Income

The major sources of "Net investment income" on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Fixed maturity available-for-sale securities	$165.9	$170.5	$333.5	$357.7
Equity available-for-sale securities	2.9	3.4	7.6	6.0
Policy loans	0.2	0.1	0.5	0.4
Invested cash and short-term investments	0.4	1.3	1.2	1.4
Other investments	5.4	0.9	14.2	0.6
Gross investment income	174.8	176.2	357.0	366.1
External investment expense	(2.8)	(3.2)	(6.9)	(6.3)
Net investment income	$172.0	$173.0	$350.1	$359.8

Net investment gains

"Net investment gains" reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net realized gains before other-than-temporary impairments	$73.0	$69.7	$245.5	$151.6
Gross other-than-temporary impairments	(0.4)	(4.8)	(0.9)	(18.9)
Non-credit portion of other-than-temporary impairments included in other comprehensive income	—	0.7	—	1.6
Net realized gains on fixed maturity available-for-sale securities	72.6	65.6	244.6	134.3
Realized gains on equity securities	1.9	0.1	1.9	0.4
Net realized gains on securities	74.5	65.7	246.5	134.7
Realized gains (losses) on certain derivative instruments	29.7	9.8	45.3	(5.7)
Unrealized gains on certain derivative instruments	102.5	89.2	61.3	139.5
Change in fair value of derivatives	132.2	99.0	106.6	133.8
Realized gains on other invested assets	—	(1.1)	0.1	(1.0)
Net investment gains	$206.7	$163.6	$353.2	$267.5
For the three and six months ended March 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $2,490.4 and $4,905.5, gross gains on such sales totaled $71.0 and $249.0 and gross losses totaled $0.1 and $0.6, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and six months ended March 31, 2013.
For the three and six months ended April 1, 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 10 totaled $1,417.0 and $3,150.1, gross gains on such sales totaled $70.1 and $162.4 and gross losses totaled $1.2 and $11.7, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and six months ended April 1, 2012.
Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities above were $0.4 and $0.9 for the three and six months ended March 31, 2013, respectively and were $4.1 and $17.3 for the three and six months ended April 1, 2012, respectively.

Cash flows from consolidated investing activities by security classification were as follows:

	Six months ended
	March 31, 2013	April 1, 2012
Proceeds from investments sold, matured or repaid:
Available-for-sale	$5,769.7	$3,059.7
Held-to-maturity	—	74.9
Trading (acquired for holding)	91.8	9.2
Derivatives and other	154.8	79.4
	$6,016.3	$3,223.2
Cost of investments acquired:
Available-for-sale	$(5,839.0)	$(2,022.0)
Held-to-maturity	—	(34.0)
Trading (acquired for holding)	(0.9)	(70.4)
Derivatives and other	(76.3)	(67.9)
	$(5,916.2)	$(2,194.3)
Concentrations of Financial Instruments
As of March 31, 2013, the Company’s most significant investment in one industry, excluding treasuries, was FGL’s investment securities in the banking industry with a fair value of $2,036.4, or 12.2%, of the invested assets portfolio. FGL’s holdings in this industry includes investments in 87 different issuers with the top ten investments accounting for 39.6% of the total holdings in this industry. As of March 31, 2013, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $332.3 and $328.6 or collectively 2.0% of FGL's invested assets. As of March 31, 2013 and September 30, 2012 FGL had investments in 10 and 13 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $1,408.0 and $1,625.9, or 8.4% and 9.8% of the invested assets portfolio, respectively. Additionally, FGL’s largest concentration in any single issuer as of March 31, 2013 and September 30, 2012 had a fair value of $167.7 and $152.9, or 1.0% and 0.7% of FGL's invested assets portfolio, respectively.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	March 31, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$0.1	$1.0
Commodity swap and option agreements	Other assets	0.1	1.0
Foreign exchange forward agreements	Receivables, net	3.0	1.2
Foreign exchange contracts	Other assets	0.1	—
Total asset derivatives designated as hedging instruments		3.3	3.2
Derivatives not designated as hedging instruments:
Commodity contracts	Derivatives	0.2	—
Call options	Derivatives	262.0	200.7
Futures contracts	Derivatives	0.4	—
Foreign exchange contracts	Receivables, net	0.1	—
Total asset derivatives		$266.0	$203.9

Liability Derivatives	Classification	March 31, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Accounts payable and other current liabilities	$0.7	$—
Commodity contracts	Other liabilities	0.1	—
Foreign exchange forward agreements	Accounts payable and other current liabilities	0.7	3.1
Foreign exchange contracts	Other liabilities	0.1	—
Total liability derivatives designated as hedging instruments		1.6	3.1
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	8.3	—
FIA embedded derivative	Contractholder funds	1,639.6	1,550.8
Futures contracts	Other liabilities	—	0.9
Foreign exchange forward agreements	Accounts payable and other current liabilities	3.2	4.0
Foreign exchange forward agreements	Other liabilities	0.8	2.9
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	202.7	232.0
Total liability derivatives		$1,856.2	$1,793.7
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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three and six months ended March 31, 2013 and April 1, 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Classification
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Three months ended
Commodity contracts	$(2.2)	$1.2	$0.2	$(0.1)	Consumer products cost of goods sold
Interest rate contracts	—	—	—	(0.2)	Interest expense
Foreign exchange contracts	0.1	0.4	0.2	(0.1)	Net consumer products sales
Foreign exchange contracts	3.6	(4.8)	(0.4)	(0.7)	Consumer products cost of goods sold
Total	$1.5	$(3.2)	$—	$(1.1)
Six months ended
Commodity contracts	$(2.4)	$0.4	$0.1	$(0.5)	Consumer products cost of goods sold
Interest rate contracts	—	—	—	(0.9)	Interest expense
Foreign exchange contracts	0.6	0.3	0.3	(0.2)	Net consumer products sales
Foreign exchange contracts	3.2	(3.5)	(0.9)	(1.9)	Consumer products cost of goods sold
Total	$1.4	$(2.8)	$(0.5)	$(3.5)

Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity ("FIA") contracts, and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. During the three and six months ended March 31, 2013 and April 1, 2012 the Company recognized the following (losses) gains on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives				Classification
	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Equity conversion feature of preferred stock	$(39.6)	$(26.4)	$29.3	$1.5	(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock
Oil and natural gas commodity contracts	(8.8)	—	(8.8)	—	Other expense, net
Foreign exchange contracts	1.8	(3.5)	(2.3)	3.8	Other expense, net
Call options	118.5	73.4	97.6	93.3	Net investment gains
Futures contracts	13.7	25.6	9.0	40.5	Net investment gains
FIA embedded derivatives	(122.6)	(41.7)	(88.8)	(100.4)	Benefits and other changes in policy reserves
Total	$(37.0)	$27.4	$36.0	$38.7

Additional Disclosures
Cash Flow Hedges
When appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At March 31, 2013, Spectrum Brands did not have any interest rate swaps outstanding.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer product sales" or purchase price variance in "Consumer products cost of goods sold." At March 31, 2013, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2014 with a contract value of $147.0. The derivative net gain on these contracts recorded in AOCI at March 31, 2013 was $1.0, net of tax expense of $0.6 and noncontrolling interest of $0.8. At March 31, 2013, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next twelve months is $1.1, net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2013, Spectrum Brands had a series of such swap contracts outstanding through September 2014 for 10 tons of raw materials with a contract value of $19.9. The derivative net (loss) on these contracts recorded in AOCI at March 31, 2013 was $(0.3), net of tax benefit of $0.1 and noncontrolling interest of $0.2. At March 31, 2013, the portion of derivative net (loss) estimated to be reclassified from AOCI into earnings over the next twelve months is $(0.3), net of tax and noncontrolling interest.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2013 and September 30, 2012, Spectrum Brands had $132.2 and $172.6, respectively, of notional value for such foreign exchange derivative contracts outstanding.

FGL - FIA Contracts
FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard and Poor’s ("S&P") 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of benefits and other changes in policy reserves in the Condensed Consolidated Statements of Operations.
FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains." The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Oil and natural gas commodity contracts
The EXCO/HGI Partnership's primary objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits the EXCO/HGI Partnership would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of the EXCO/HGI Partnership's derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI Partnership terminates a contract prior to its expiration. The EXCO/HGI Partnership does not designate its derivative financial instruments as hedging instruments for financial accounting purposes.

Three and six months ended
March 31, 2013
Cash settlements on derivative financial instruments	$0.6
Non-cash change in fair value of derivative financial instruments	(9.4)
Loss on oil and natural gas commodity contracts	$(8.8)
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, the EXCO/HGI Partnership's derivative contract counterparties. Changes in the fair value of the EXCO/HGI Partnership's derivative financial instrument contracts, which includes both cash settlements and non-cash changes in fair value, are included in income with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts. Unrealized fair value adjustments included in Other expense, net on the Condensed Consolidated Statements of Operations, which do not impact cash flows, were losses of $9.4 from inception to the period ended March 31, 2013.
The EXCO/HGI Partnership's natural gas and oil commodity contract derivative instruments are comprised of swap contracts. Swap contracts allows the EXCO/HGI Partnership to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

The following table presents the volumes and fair value of the EXCO/HGI Partnership's oil and natural gas derivative financial instruments as of March 31, 2013:

(in millions, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at March 31, 2013
Natural gas:
Swaps:
Remainder of 2013	15.4	$3.72	$(6.0)
2014	10.9	4.14	(1.0)
Total natural gas	26.2		$(7.0)
Oil:
Swaps:
Remainder of 2013	0.3	$94.05	$(0.8)
2014	0.3	91.87	(0.3)
Total oil	0.6		$(1.1)
Total oil and natural gas commodity contract derivatives			$(8.1)
At February 14, 2013, the EXCO/HGI Partnership had outstanding derivative contracts to mitigate price volatility covering 13,365,300 Million British Thermal Units ("Mmbtus") of natural gas and 408 Thousand Barrels ("Mbbls") of oil. At March 31, 2013, the average forward NYMEX oil prices per barrel ("Bbl") for the remainder of 2013 and calendar year 2014 were $96.78 and $92.75, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2013 and calendar year 2014, were $4.12 and $4.23, respectively.
The EXCO/HGI Partnership's derivative financial instruments covered approximately 54.4% of production volumes for the period from inception to March 31, 2013.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at March 31, 2013 and $0.1 at September 30, 2012, respectively.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At March 31, 2013 and September 30, 2012, Spectrum Brands had posted cash collateral of $0.5 and $0.1, respectively, related to such liability positions. In addition, at March 31, 2013 and September 30, 2012, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in "Receivables, net" within the accompanying Condensed Consolidated Balance Sheets.
The EXCO/HGI Partnership places derivative financial instruments with the financial institutions that are lenders under the EXCO/HGI Partnership Credit Agreement that it believes have high quality credit ratings. To mitigate risk of loss due to default, the EXCO/HGI Partnership has entered into master netting agreements with its counterparties on its derivative financial instruments that allow it to offset its asset position with its liability position in the event of a default by the counterparty.
FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options and reflects assumptions regarding this nonperformance risk in the fair value of the call options. The nonperformance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. FGL maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement.

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2013		September 30, 2012
Counterparty	Credit Rating (Moody's/S&P)	Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa2/A-	$1,936.9	$81.0	$1,884.0	$64.1
Morgan Stanley	Baa1/A-	1,938.6	80.3	1,634.7	51.6
Deutsche Bank	A2/A+	1,723.0	69.6	1,816.5	61.7
Royal Bank of Scotland	Baa1/A-	468.0	27.7	353.9	19.6
Barclay's Bank	A2/A+	116.7	3.4	131.3	3.1
Credit Suisse	A2/A	—	—	10.0	0.6
		$6,183.2	$262.0	$5,830.4	$200.7
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2013 and September 30, 2012, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $262.0 and $200.7 at March 31, 2013 and September 30, 2012, respectively.
FGL held 1,329 and 2,835 futures contracts at March 31, 2013 and September 30, 2012, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $4.6 and $9.8 at March 31, 2013 and September 30, 2012, respectively.

(6) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability ("entry price"). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
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

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents (a)	$1,475.0	$—	$—	$1,475.0	$1,475.0
Contingent purchase price reduction receivable	—	—	41.0	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	3.2	—	3.2	3.2
Commodity swap and option agreements	—	0.4	—	0.4	0.4
Call options and futures contracts	—	262.4	—	262.4	262.4
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,413.1	5.3	1,418.4	1,418.4
Commercial mortgage-backed securities	—	540.0	6.2	546.2	546.2
Corporates	—	10,434.8	356.5	10,791.3	10,791.3
Hybrids	—	466.9	—	466.9	466.9
Municipals	—	1,077.7	—	1,077.7	1,077.7
Agency residential mortgage-backed securities	—	126.0	—	126.0	126.0
Non-agency residential mortgage-backed securities	—	1,298.5	—	1,298.5	1,298.5
U.S. Government	349.3	109.2	—	458.5	458.5
Equity securities:
Available-for-sale	—	245.7	10.0	255.7	255.7
Trading	57.7	—	—	57.7	57.7
Policy loans and other invested assets	—	—	32.4	32.4	32.4
Asset-backed loans	—	—	241.6	241.6	241.6
Total financial assets	$1,882.0	$15,977.9	$693.0	$18,552.9	$18,552.9

Liabilities
Total debt (a)	$—	$4,881.4	$—	$4,881.4	$4,596.7
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,639.6	1,639.6	1,639.6
Foreign exchange forward agreements	—	4.8	—	4.8	4.8
Commodity swap and option agreements	—	9.1	—	9.1	9.1
Equity conversion feature of preferred stock	—	—	202.7	202.7	202.7
Redeemable preferred stock, excluding equity conversion feature	—	—	379.4	379.4	326.8
Investment contracts, included in contractholder funds	—	—	12,288.1	12,288.1	13,770.3
Total financial liabilities	$—	$4,895.3	$14,509.8	$19,405.1	$20,550.0

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents (a)	$1,468.4	$2.3	$—	$1,470.7	$1,470.7
Contingent purchase price reduction receivable	—	—	41.0	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.2	—	1.2	1.2
Commodity swap and option agreements	—	2.0	—	2.0	2.0
Call options	—	200.7	—	200.7	200.7
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,012.0	15.9	1,027.9	1,027.9
Commercial mortgage-backed securities	—	548.8	5.0	553.8	553.8
Corporates	—	10,873.7	135.3	11,009.0	11,009.0
Hybrids	—	519.4	8.8	528.2	528.2
Municipals	—	1,224.0	—	1,224.0	1,224.0
Agency residential mortgage-backed securities	—	155.0	—	155.0	155.0
Non-agency residential mortgage-backed securities	—	660.6	—	660.6	660.6
U.S. Government	930.4	—	—	930.4	930.4
Equity securities
Available-for-sale	—	248.1	—	248.1	248.1
Trading	146.8	—	—	146.8	146.8
U.S. Treasuries and certificate of deposit, held-to-maturity	—	35.0	—	35.0	35.0
Policy loans and other invested assets	—	—	18.8	18.8	18.8
Asset-backed loans	—	—	180.1	180.1	180.1
Total financial assets	$2,545.6	$15,482.8	$404.9	$18,433.3	$18,433.3

Liabilities
Total debt (a)	$524.0	$1,804.8	$—	$2,328.8	$2,167.0
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,550.8	1,550.8	1,550.8
Futures contracts	—	0.9	—	0.9	0.9
Foreign exchange forward agreements	—	10.0	—	10.0	10.0
Commodity swap and option agreements	—	—	—	—	—
Equity conversion feature of preferred stock	—	—	232.0	232.0	232.0
Redeemable preferred stock, excluding equity conversion feature	—	—	368.9	368.9	319.2
Investment contracts, included in contractholder funds	—	—	12,271.9	12,271.9	13,739.6
Total financial liabilities	$524.0	$1,815.7	$14,423.6	$16,763.3	$18,019.5

(a)	The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices.

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
FGL did not adjust prices received from third parties as of March 31, 2013 and September 30, 2012. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2013 and September 30, 2012, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
The EXCO/HGI Partnership evaluates oil and natural gas derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but reports them on a gross basis on the Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of a credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of EXCO/HGI Partnership's counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate ("LIBOR") curve as of the end of the reporting period. The EXCO/HGI Partnership's credit-adjusted risk-free rate is based on its cost of debt plus the LIBOR curve as of the end of the reporting period.
The EXCO/HGI Partnership's oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate ("WTI") oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above.

The EXCO/HGI Partnership's natural gas derivatives are swap contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX Henry Hub ("HH") swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
Goodwill, intangible assets and other long-lived assets are also tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2013 is as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.0	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			9 months	9 months
		Discount rate			0.94%	0.72%
		Credit insurance risk premium			11%	12%
Asset-backed securities	Broker-quoted	Offered quotes	5.3	15.9	109%	100% - 110% (103%)
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	6.2	5.0	104%	101%
Corporates	Broker-quoted	Offered quotes	353.9	103.3	0% - 116% (91%)	0% - 141% (69%)
Corporates	Market pricing	Quoted prices	2.6	32.0	88% - 141% (123%)	88% - 158% (98%)
Hybrids	Broker-quoted	Offered quotes	—	8.8	—	0% - 103% (25%)
Equity	Broker-quoted	Offered quotes	10.0	—	100%	—
Total			$419.0	$206.0

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,639.6	$1,550.8	0% - 35% (4%)	0% - 31% (4%)
		SWAP rates			0.95% - 2% (1.5%)	0.76% - 2% (1%)
		Mortality multiplier			80%	70%
		Surrender rates			0.50% - 75% (7%)	2% - 50% (7%)
		Non-performance spread			0.25% - 0.25% (0.25%)	0.25% - 0.25% (0.25%)
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	202.7	232.0	43%	41%
		Discount yield			11%	12% - 13% (12%)
		Non-cash accretion rate			0%	0%
		Calibration adjustment			12% - 14% (13%)	10% - 13% (11%)
Total			$1,842.3	$1,782.8

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
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2013 and April 1, 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	5.3	—	—	—	—	—	—	5.3
Commercial mortgage-backed securities	6.1	—	0.1	—	—	—	—	6.2
Corporates	256.1	(0.1)	3.2	144.2	—	(13.0)	(33.9)	356.5
Hybrids	5.0	—	—	—	—	—	(5.0)	—
Equity securities available-for-sale	—	—	—	10.0	—	—	—	10.0
Total assets at fair value	$313.5	$(0.1)	$3.3	$154.2	$—	$(13.0)	$(38.9)	$419.0

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,517.0	$122.6	$—	$—	$—	$—	$—	$1,639.6
Equity conversion feature of preferred stock	163.1	39.6	—	—	—	—	—	202.7
Total liabilities at fair value	$1,680.1	$162.2	$—	$—	$—	$—	$—	$1,842.3

	Six months ended March 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.1)	—	—	—	(10.5)	5.3
Commercial mortgage-backed securities	5.0	—	0.2	1.0	—	—	—	6.2
Corporates	135.3	(0.3)	1.2	277.4	(9.6)	(13.7)	(33.8)	356.5
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities available-for-sale	—	—	—	10.0	—	—	—	10.0
Total assets at fair value	$206.0	$(0.3)	$1.2	$288.4	$(9.6)	$(13.7)	$(53.0)	$419.0

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$88.8	$—	$—	$—	$—	$—	$1,639.6
Equity conversion feature of preferred stock	232.0	(29.3)	—	—	—	—	—	202.7
Total liabilities at fair value	$1,782.8	$59.5	$—	$—	$—	$—	$—	$1,842.3

(a)	The net transfers in and out of Level 3 during the three and six months ended March 31, 2013 were exclusively to or from Level 2.

	Three months ended April 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$—	$41.0	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	400.7	—	10.7	93.6	—	(12.8)	10.8	503.0
Corporates	138.5	0.1	(1.4)	1.3	(9.7)	(8.8)	0.1	120.1
Hybrids	5.1	—	—	—	—	—	—	5.1
Municipals	0.1	—	0.1	10.2	—	—	—	10.4
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	—	3.3
Non-agency residential mortgage-backed securities	3.7	—	(0.1)	—	—	(0.1)	(2.3)	1.2
Total assets at fair value	$551.4	$41.1	$9.3	$105.1	$(9.7)	$(21.7)	$8.6	$684.1

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,455.0	$41.7	$—	$—	$—	$—	$—	$1,496.7
Equity conversion feature of preferred stock	47.5	26.4	—	—	—	—	—	73.9
Available-for-sale embedded derivatives	0.4	—	—	—	—	—	—	0.4
Total liabilities at fair value	$1,502.9	$68.1	$—	$—	$—	$—	$—	$1,571.0

	Six months ended April 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$—	$41.0	$—	$—	$—	$—	$—	41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	374.5	—	6.1	132.4	—	(20.8)	10.8	503.0
Corporates	159.7	—	(2.3)	1.3	(16.7)	(11.6)	(10.3)	120.1
Hybrids	5.2	—	(0.1)	—	—	—	—	5.1
Municipals	—	—	0.1	10.2	—	—	0.1	10.4
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	—	3.3
Non-agency residential mortgage-backed securities	3.8	—	(0.1)	—	—	(0.2)	(2.3)	1.2
Total assets at fair value	$546.5	$41.0	$3.7	$143.9	$(16.7)	$(32.6)	$(1.7)	$684.1

Liabilities
FIA embedded derivatives, included in contractholder funds	$1,396.3	$100.4	$—	$—	$—	$—	$—	$1,496.7
Equity conversion feature of preferred stock	75.4	(1.5)	—	—	—	—	—	73.9
Available-for-sale embedded derivatives	0.4	—	—	—	—	—	—	0.4
Total liabilities at fair value	$1,472.1	$98.9	$—	$—	$—	$—	$—	$1,571.0

(a)	The net transfers in and out of Level 3 during the three and six months ended April 1, 2012 was exclusively to or from Level 2.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. FGL transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the three and six months ended March 31, 2013 reflecting the level of market activity in these instruments and there were no transfers between Level 1 and Level 2 for the three and six months ended April 1, 2012.

Primary market issuance and secondary market activity for certain asset-backed and hybrid securities during the three and six months ended March 31, 2013, as well corporate securities during the three and six months ended March 31, 2013, increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL’s conclusion that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of March 31, 2013. Accordingly, FGL’s assessment resulted in a transfer out of Level 3 of $38.9 and $53.0 related to corporate, hybrid and asset-backed securities during the three and six months ended March 31, 2013 and $2.3 and $12.6 related to corporate and non-agency residential mortgage-backed securities during the three and six months ended April 1, 2012, respectively. There were no net transfers into Level 3 during the three and six months ended March 31, 2013. There were net transfers of $10.9 into Level 3 during both the three and six months ended April 1, 2012.

(7) Goodwill and Intangibles, including DAC and VOBA
A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGL’s deferred acquisition costs ("DAC") and value of business acquired ("VOBA") balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at Balance at September 30, 2012	$694.2	$841.1	$873.9	$104.3	$169.2	$1,988.5
Acquisitions (Note 3)	748.0	330.0	172.8	—	—	502.8
Deferrals	—	—	—	—	71.5	71.5
Less: Components of amortization -
Periodic amortization	—	—	(37.2)	(108.2)	(32.2)	(177.6)
Interest	—	—	—	10.6	5.3	15.9
Unlocking	—	—	—	21.9	4.2	26.1
Reclassifications	—	—	—	—	—	—
Adjustment for unrealized investment (gains), net	—	—	—	61.8	(11.6)	50.2
Effect of translation	(8.2)	(6.5)	(3.4)	—	—	(9.9)
Balance at Balance at March 31, 2013	$1,434.0	$1,164.6	$1,006.1	$90.4	$206.4	$2,467.5

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Definite lived intangible assets include customer relationships, proprietary technology intangibles and certain trade names that are amortized using the straight-line method over their estimated useful lives of ranging from one to twenty years.

Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company's August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the "shadow adjustments" as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of March 31, 2013 and September 30, 2012, the VOBA balance included cumulative adjustments for net unrealized investment gains of $277.6 and $339.4, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $62.3 and $50.7, respectively. Amortization of VOBA and DAC for the three months ended March 31, 2013 and April 1, 2012 was $16.8 and $41.0, and $12.1 and $2.0 respectively. Amortization of VOBA and DAC for the six months ended March 31, 2013 and April 1, 2012 was $75.7 and $77.5, and $22.7 and $7.6, respectively.
The above DAC balances include $13.3 and $9.1 of deferred sales inducements ("DSI"), net of shadow adjustments, as of March 31, 2013 and September 30, 2012, respectively.

Definite lived intangible assets are summarized as follows:

	March 31, 2013			September 30, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$864.6	$136.5	$728.1	$796.2	$113.0	$683.2	15 to 20 years
Trade names	170.5	36.9	133.6	150.8	28.3	122.5	1 to 12 years
Technology assets	174.7	30.3	144.4	91.0	22.8	68.2	4 to 17 years
	$1,209.8	$203.7	$1,006.1	$1,038.0	$164.1	$873.9

Amortization expense for definite lived intangible assets is as follows:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Customer relationships	$11.3	$10.3	$21.7	$19.9
Trade names	4.3	3.1	7.9	6.2
Technology assets	4.5	2.4	7.6	4.3
	$20.1	$15.8	$37.2	$30.4

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $78.5 per year.
The weighted average amortization period for VOBA and DAC are approximately 5.2 and 6.1 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
Fiscal Year	VOBA	DAC
2013	$20.6	$6.5
2014	49.7	17.7
2015	45.6	18.6
2016	41.7	17.9
2017	35.1	16.9
Thereafter	175.3	191.1

(8) Debt
The Company’s consolidated debt consists of the following:

	March 31, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$700.0	7.875%	$—	—
10.625% Senior Secured Notes, due November 15, 2015	—	—	500.0	10.625%
Spectrum Brands:
Term loan, due December 17, 2019	795.0	4.6%	—	—
Former term loan facility	—	—	370.2	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950.0	9.5%	950.0	9.5%
6.75% Senior Notes, due March 15, 2020	300.0	6.75%	300.0	6.75%
6.375% Senior Notes, due November 15, 2020	520.0	6.375%	—	—
6.625% Senior Notes, due November 15, 2022	570.0	6.625%	—	—
ABL Facility, expiring May 24, 2017	76.5	2.8%	—	4.3%
Other notes and obligations	21.9	10.6%	18.1	10.9%
Capitalized lease obligations	29.7	6.3%	26.7	6.2%
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.375%	—	—
EXCO/HGI Production Partners
EXCO/HGI Partnership Credit Agreement, due February 14, 2018	278.6	2.7%	—	—
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	63.5	5.80%	—	—
Total	4,605.2		2,165.0
Original issuance (discounts) premiums on debt, net	(8.5)		2.0
Total debt	4,596.7		2,167.0
Less current maturities	29.5		16.4
Non-current portion of debt	$4,567.2		$2,150.6

HGI
In December 2012, the Company issued the 7.875% Notes and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Notes pursuant to a tender offer for the 10.625% Notes. Additionally, the Company deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 aggregate principal amount of the 10.625% Notes (the "Satisfaction and Discharge").
The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, HGI recorded $58.9 of charges to "Interest Expense" in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2013, consisting of $45.7 cash charges for fees and expenses related to the Tender Offer, $0.2 cash charges related to the Satisfaction and Discharge and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount.
The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019, but if the Company’s Preferred Stock has not been redeemed, repurchased or otherwise retired prior to May 13, 2018; then the 7.875% Notes will mature on May 13, 2018. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in HGI’s direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, Harbinger F&G, LLC ("HFG") and HGI Funding LLC) and the HGI’s directly held cash and investment securities.

In connection with the 7.875% Note offering the Company recorded $20.0 of fees during the six months ended March 31, 2013. These fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
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
The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HFG and HGI Funding LLC. At March 31, 2013, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
Spectrum Brands
Term Loan
In December 2012, Spectrum Brands entered into the Term Loan which matures on December 17, 2019, and provides borrowings in an aggregate principal amount of $800.0, with $100.0 in Canadian dollar equivalents in connection with the acquisition of the HHI Business from Stanley Black & Decker. A portion of the Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370.2 prior to refinancing. In connection with the refinancing, Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the former term loan facility totaling $5.5 as an adjustment to interest expense during the six months ended March 31, 2013.
The Term Loan contains financial covenants with respect to debt, including, but not limited to, a fixed charge ratio. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands' ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands, its domestic subsidiaries and its Canadian subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
In connection with the issuance of the Term Loan, the Company recorded $0.4 and $19.1 of fees during the three and six months ended March 31, 2013, respectively, of which $16.7, respectively, is classified as Debt issuance costs within "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan with the remainder of $2.4 reflected as an increase to interest expense during the six months ended March 31, 2013, respectively.

6.375% Notes and 6.625% Notes
In December 2012, in connection with the Hardware Acquisition, Spectrum Brands assumed $520.0 aggregate principal amount of the 6.375% Notes, and $570.0 aggregate principal amount of the 6.625% Notes, previously issued by Spectrum Brands Escrow Corporation. The 6.375% Notes and the 6.625% Notes are unsecured and guaranteed by Spectrum Brands' parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.
Spectrum Brands may redeem all or part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (together, the "2020/22 Indenture"), requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding 6.375% Notes and 6.625% Notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture.
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
The Company recorded $0.1 and $12.9 of fees in connection with the offering of the 6.375% Notes during the three and six month period ended March 31, 2013, respectively, and $0.1 and $14.1 of fees in connection with the offering of the 6.625% Notes during the three and six months ended March 31, 2013, respectively. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.

ABL Facility
In December 2012, Spectrum Brands exercised its option to increase its asset based lending revolving credit facility (the "ABL Facility") from $300.0 to $400.0 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $0.3 of fees during the six months ended March 31, 2013, respectively. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.

As a result of borrowings and payments under the ABL Facility, at March 31, 2013, Spectrum Brands had aggregate borrowing availability of approximately $238.4, net of lender reserves of $8.7 and outstanding letters of credit of $26.3.
FGL
In March 2013, FGL issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013. FGL used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.
In connection with the offering, FGL capitalized $10.2 of debt issuance costs during the three and six months ended March 31, 2013. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and are being amortized to interest expense utilizing the effective interest method over the term of the debt.

EXCO/HGI Production Partners
In connection with its formation, the EXCO/HGI Partnership entered into the EXCO/HGI Partnership Credit Agreement which had an initial borrowing base of $400.0. Borrowings under the EXCO/HGI Partnership Credit Agreement are secured by properties contributed to the EXCO/HGI Partnership. As of March 31, 2013, $374.0 was drawn under this agreement and HGI's proportionate share of the obligation was $278.6. The interest rate grid ranges from London Interbank Offered Rate ("LIBOR") plus 175 bps to 275 bps (or Alternate Base Rate ("ABR") plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The EXCO/HGI Partnership entered into the First Amendment to the EXCO/HGI Partnership Credit Agreement on March 5, 2013, which increased the borrowing base to $470.0 as a result of the acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. The EXCO/HGI Partnership Credit Agreement matures on February 14, 2018.
Borrowings under the EXCO/HGI Partnership Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value, as defined in the EXCO/HGI Partnership Credit Agreement, of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. Pursuant to the agreement, within 60 days of formation of the EXCO/HGI Partnership, the partnership is required to enter into derivative financial instruments covering not less than 75% of its forecasted proved producing natural gas production for 2013 and 50% of such forecasted production for 2014. For future years, the EXCO/HGI Partnership is permitted to have derivative financial instruments covering no more than 100% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
The financial covenants contained in the EXCO/HGI Partnership Credit Agreement require that the EXCO/HGI Partnership:

•	maintain a consolidated current ratio (as defined in the agreement of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit the EXCO/HGI Partnership's ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

As of March 31, 2013, the EXCO/HGI Partnership was in compliance with these covenants.
Salus
Long-term debt of the consolidated VIE include the unaffiliated obligations of a CLO VIE of $63.5. In February 2013, Salus completed a CLO securitization with a notional aggregate principal amount of $175.5 of the asset-backed loan receivables that it had originated through that date, of which $63.5 was taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-backed loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.5% to LIBOR plus 10.5%. See Note 15, Other Required Disclosures, for additional information with respect to the securitization.

(9) Defined Benefit Plans
HGI
HGI has a noncontributory defined benefit pension plan (the "HGI Pension Plan") covering certain former U.S. employees. During 2006, the HGI Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.
Additionally, HGI has an unfunded supplemental pension plan (the "Supplemental Plan") which provides supplemental retirement payments to certain former senior executives of HGI. The amounts of such payments equal the difference between the amounts received under the HGI Pension Plan and the amounts that would otherwise be received if HGI Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.

Spectrum Brands
Spectrum Brands has various defined benefit pension plans (the "Spectrum Brands Pension Plans") covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom, the Netherlands, Germany, Guatemala, Brazil and Mexico. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service.
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
Spectrum Brands also provides post-retirement life insurance and medical benefits to certain retirees under two separate contributory plans.
Consolidated
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Service cost	$0.9	$0.7	$1.7	$1.3
Interest cost	2.7	2.7	5.3	4.9
Expected return on assets	(2.4)	(2.3)	(4.9)	(3.8)
Recognized net actuarial loss	0.6	0.3	1.1	0.3
Employee contributions	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit expense	$1.7	$1.3	$3.1	$2.6
Contributions made during period	$1.2	$1.7	$1.9	$2.6

(10) Reinsurance
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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes were as follows:

	Three months ended				Six months ended
	March 31, 2013		April 1, 2012		March 31, 2013		April 1, 2012
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$70.0	$289.3	$75.0	$287.1	$142.4	$428.9	$151.2	$524.8
Assumed	3.3	1.0	12.1	9.5	15.4	7.5	24.3	18.0
Ceded	(59.2)	(49.4)	(73.8)	(54.8)	(129.9)	(111.9)	(145.4)	(124.1)
Net	$14.1	$240.9	$13.3	$241.8	$27.9	$324.5	$30.1	$418.7

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2013 and April 1, 2012, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance. As discussed below under "Wilton Agreement," FGL monitors the risk of default by reinsurers.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGL had the following significant reinsurance agreements during the six months ended March 31, 2013 and April 1, 2012 as described below.
Wilton Agreement
On January 26, 2011, HFG entered into a commitment agreement (the "Commitment Agreement") with Wilton Re U.S. Holdings, Inc. ("Wilton") committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with Fidelity & Guaranty Life Insurance Company ("FGL Insurance").
On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535.8, net of ceding commission, to Wilton Re. The Company considered the effects of the first amendment in the opening balance sheet and purchase price allocation as of April 6, 2011, the effective date of the Company’s acquisition of FGL from OM Group (UK) Limited ("OMGUK") (the "FGL Acquisition"). Effective April 26, 2011, HFG elected the second of the two amendments under the Commitment Agreement (the "Raven Springing Amendment"), which committed FGL Insurance to cede to Wilton Re all of the business (the "Raven Block") then reinsured with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGL, on or before December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580.7, including ceding commission, to Wilton Re.
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
Commissioners Annuity Reserve Valuation Method Facility ("CARVM")
Effective October 1, 2012, FGL Insurance recaptured the CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group ("OM Re") and simultaneously ceded the business to Raven Re. The recapture of the OM Re CARVM reinsurance agreement satisfied FGL’s obligation under the F&G Stock Purchase Agreement to replace the letter of credit provided by Old Mutual no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc ("Nomura") to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing liability is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Front Street
On December 31, 2012, FGL entered into a Reinsurance Agreement with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,500.0 of FGL’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, entered into an investment management agreement, pursuant to which Five Island will manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account will be invested in accordance with FGL’s existing guidelines.

(11) Stock Compensation
The Company recognized consolidated stock compensation expense as follows:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Stock compensation expense	$15.7	$7.3	$22.2	$11.8
Less:
Related tax benefit	0.2	—	0.5	—
Noncontrolling interest	4.9	2.9	6.3	4.9
Net	$10.6	$4.4	$15.4	$6.9
The amounts before taxes and non-controlling interest are principally included in "Selling, acquisition, operating and general expenses" in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of March 31, 2013 and related activity during the six months then ended, under HGI and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2012	2,285	$4.96	$1.77	201	$38.20	$3.90
Granted	1,528	8.52	3.53	194	49.45	3.85
Exercised	—	—	—	(15)	38.14	3.90
Forfeited or expired	—	—	—	—	—	—
Stock options outstanding at March 31, 2013	3,813	6.38	2.47	380	43.34	3.88
Stock options vested and exercisable at March 31, 2013	846	6.08	2.32	—	—	—
Stock options outstanding and expected to vest	2,966	6.47	2.52	330	43.34	3.88
A summary of restricted stock and restricted stock units outstanding as of March 31, 2013 and related activity during the six months then ended, under HGI, Spectrum Brands and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		Spectrum Brands
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2012	830	$4.93	13	$28.00
Granted	3,256	8.52	—	—
Vested	(633)	8.23	—	—
Restricted stock outstanding at March 31, 2013	3,453	7.71	13	28.00
Restricted stock expected to vest	3,453	7.71	13	28.00

	HGI		Spectrum Brands		FGL
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2012	17	$4.61	1,931	$28.45	—	$—
Granted	9	8.33	636	45.03	52	3.85
Vested	(17)	4.61	(1,005)	28.31	—	—
Forfeited	—	—	(266)	28.99	—	—
Restricted stock units outstanding at March 31, 2013	9	—	1,296	36.58	52	3.85
Restricted stock units vested and exercisable at March 31, 2013	22	4.61	—	—	—	—
Restricted stock units expected to vest	9	8.33	1,296	36.58	41	3.85
HGI
HGI granted stock option awards representing approximately 30 thousand and 2,000 thousand shares during the three months ended March 31, 2013 and April 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 12 to 36 months. The total fair value of the stock option grants on their respective grant dates were approximately $0.1 and $3.5, respectively. HGI granted stock option awards representing approximately 1,528 thousand and 2,075 thousand shares during the six months ended March 31, 2013 and April 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 12 to 36 months. The total fair value of the stock option grants on their respective grant dates were approximately $5.4 and $3.6, respectively.
HGI granted restricted stock awards representing approximately 29 thousand and 700 thousand shares during the three months ended March 31, 2013 and April 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 7 to 36 months. The total fair value of the restricted stock grants on their respective grant dates were approximately $0.2 and $3.4, respectively. HGI granted restricted stock awards representing approximately 3,256 thousand and 768 thousand shares during the six months ended March 31, 2013 and April 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 7 to 36 months. The total fair value of the restricted stock grants on their respective grant dates were approximately $27.7 and $3.7, respectively.
HGI granted restricted stock unit awards representing approximately 9 thousand and no shares, respectively, during the three months ended March 31, 2013 and April 1, 2012. All of these grants are time based, and vests either immediately, or over periods of 7 to 12 months. The total fair value of the restricted stock grants on their respective grant dates was approximately $0.1. HGI granted restricted stock unit awards representing approximately 9 thousand and 22 thousand shares, respectively, during the six months ended March 31, 2013 and April 1, 2012. All of these grants are time based, and vests either immediately, or over periods of 7 to 12 months. The total fair value of the restricted stock grants on their respective grant dates was approximately $0.1 and $0.1.
Under HGI’s executive bonus plan for Fiscal 2013, executives will be paid in cash, stock options and restricted stock shares. The equity grants will have a grant date in the first fiscal quarter of 2014 and the shares will vest between 12 and 36 months from the grant date.

As of March 31, 2013, there was approximately $19.4 of total unrecognized compensation costs related to unvested share-based compensation agreements, which is expected to be recognized over a weighted-average period of 2.49 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.85%	1.19%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.0 years	6.0 years
Volatility	42.8% to 44.0%	33.0%

The weighted-average remaining contractual term of outstanding stock option awards at March 31, 2013, was 9.20 years.
Spectrum Brands
Spectrum Brands granted restricted stock unit awards representing approximately 62 thousand and 636 thousand shares during the three and six months ended March 31, 2013. Of these 636 thousand grants, 22 thousand restricted stock units are time based and vest over a one year period. Of the remaining 614 thousand restricted stock unit grants, 90 thousand are performance based and vest over a one year period, and 524 thousand are performance and time-based and vest over a two year period. The total fair value of the restricted stock units on the dates of the grants was approximately $28.6.
Spectrum Brands granted restricted stock unit awards representing approximately 13 thousand and 717 thousand shares during the three and six months ended April 1, 2012. Of these 717 thousand grants, 18 thousand restricted stock units are time-based and vest over a one year period. The remaining 699 thousand restricted stock unit grants are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $19.3.
The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.
FGL
On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGL common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in each calendar year, divided by the total number of FGL common shares outstanding, starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests with respect to a participant’s option shares. As of March 31, 2013, FGL determined that it was probable that the dividend equivalent will vest and recorded a provision of $0.9 for the ratable recognition of such projected liability over the option vesting period.
FGL granted stock option awards and restricted stock units representing approximately 194 thousand and 52 thousand shares during the three and six months ended March 31, 2013. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grant and restricted stock unit grant on the grant date was $0.6 and $2.0, respectively.
FGL granted stock option awards representing approximately 205 thousand shares during the three and six months ended April 1, 2012. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $0.6. On December 31, 2012, FGL elected an alternate settlement for the vested portion of the 2012 share options awards. FGL selected a cash settlement of the vested option awards, which reclassified the plan from an equity plan to a liability plan.

FGL recognized additional expense, of approximately $0.6, for the difference between the cash settlement amount and the compensation expense previously recognized. FGL revalued the remaining unvested option awards to fair value and recorded $0.1 compensation expense.
The total compensation cost related to non-vested options and restricted stock units not yet recognized as of March 31, 2013 totaled $3.5 and will be recognized over a weighted-average period of 2.41 years. The weighted-average remaining contractual term of outstanding stock option awards at March 31, 2013, was 2.02 years.
The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.8%	0.8%
Assumed dividend yield	8%	10%
Expected option term	4.5	4.5
Volatility	27%	35%

(12) Income Taxes

For the three and six months ended March 31, 2013, the Company's effective tax rates of 425.8% and 88.1%, respectively, were higher than the United States Federal statutory rate of 35% primarily as a result of: pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the six months ended March 31, 2013 was the release of U.S. valuation allowances of $49.3 on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of a recent acquisition. Net operating loss ("NOL") and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
For the three and six months ended April 1, 2012, the Company's effective tax rates of 101.2% and 55.5%, respectively, were higher than the United States Federal statutory rate of 35%, primarily as a result of: pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors was: a $19.0 release by FGL in the three and six month periods of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction, a $41.0 gain in the three and six month periods on a contingent purchase price reduction receivable for which no tax provision is necessary and a $13.9 release by Spectrum Brands in the six month period of valuation allowances on deferred tax assets as a result of an acquisition.

The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At March 31, 2013 and September 30, 2012, the Company had $9.5 and $5.9, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3.8 and $3.6, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. As of March 31, 2013, certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

(13) Earnings Per Share
The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate earnings (loss) per share ("EPS") utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common stock on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.

The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net (loss) income attributable to common and participating preferred stockholders	$(45.5)	$(3.9)	$16.5	$19.9

Participating shares at end of period:
Common shares outstanding	139,724	139,349	139,724	139,349
Preferred shares (as-converted basis)	62,839	62,215	62,839	62,215
Total	202,563	201,564	202,563	201,564

Percentage of (loss) income allocated to:
Common shares	100.0%	100.0%	69.0%	69.1%
Preferred shares (a)	—%	—%	31.0%	30.9%

Net (loss) income attributable to common shares - basic	$(45.5)	$(3.9)	$11.4	$13.8

Dilutive adjustments to (loss) income attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	—	—	5.1	—
Reversal of preferred stock dividends and accretion	—	—	24.3	—
Reversal of income related to fair value of preferred stock conversion feature	—	—	(29.3)	—
Net adjustment	—	—	0.1	—

Net (loss) income attributable to common shares - diluted	$(45.5)	$(3.9)	$11.5	$13.8

Weighted-average common shares outstanding - basic	139,724	139,346	139,604	139,346
Dilutive effect of preferred stock	—	—	62,839	—
Dilutive effect of unvested restricted stock and restricted stock units	—	—	1,856	—
Dilutive effect of stock options	—	—	592	—
Weighted-average shares outstanding - diluted	139,724	139,346	204,891	139,346

Net (loss) income per common share attributable to controlling interest:
Basic	$(0.33)	$(0.03)	$0.08	$0.10
Diluted	$(0.33)	$(0.03)	$0.06	$0.10

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding nonvested restricted stock.

For the three months ended March 31, 2013, there were 62,839 thousand potential common stock issuable upon the conversion of the Preferred Stock, 566 thousand potential common stock issuable upon the exercise of stock options and 1,403 thousand restricted stock and restricted stock units excluded from the calculation of "Diluted net loss (income) per common share attributable to controlling interest" because the as-converted effect of the Preferred Stock and stock options and the restricted stock would have been anti-dilutive in the applicable periods presented. The stock options had a weighted average exercise price of $6.38 per share. The Preferred Stock had a weighted average conversion price of $6.64.

The previously reported basic and diluted loss per common share attributable to controlling interest for the three months ended April 1, 2012 was retrospectively corrected to reflect no allocation of losses to the convertible preferred shares. This immaterial correction decreased basic and diluted loss per common share attributable to controlling interest to $(0.03) and $(0.03), respectively, as reported above, from $(0.02) and $(0.02), respectively, as previously reported.

(14) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $21.6 at March 31, 2013. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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

Regulatory Matters
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2013, FGL has accrued $5.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.3.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File ("Death Master File") and compliance with state claims practices regulation. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012 FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In July 2012, FGL incurred an $11.0 pre-tax charge, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, FGL believes this accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states.  FGL has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and potential liabilities of said audits and examinations. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At March 31, 2013, the notional amount of unfunded, legally binding lending commitments was approximately $140.9, of which $11.1 expires in one year or less, and the remainder expires between one and four years.
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

(15) Other Required Disclosures
Securitizations and Variable Interest Entities
Collateralized Loan Obligations (CLOs)
In February 2013, Salus completed a CLO securitization with a notional aggregate principal amount of $175.5 of the asset-backed loans that it had originated through that date. Salus' continuing involvement with the trust created as part of the securitization include servicing the receivables; retaining an undivided interest (seller's interest) in the receivables; and holding certain retained interests in subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. Salus continues to consolidate the loans transferred into the trust as it has determined that it is the primary beneficiary of the variable-interest entity represented by the trust, as result of it holding subordinate interest and servicing the receivables. Neither the Company nor Salus provided guarantees or recourse to the securitization trust other than standard representations and warranties. Included within "Asset-backed loans" under Investments in the Condensed Consolidated Balance Sheet as of March 31, 2013 where asset-based loans of $201.3 that serve as collateral to the obligations of the CLO of $225.0, of which $63.5 are to unaffiliated entities. The unaffiliated obligations of the CLO are included within "Debt" in the Condensed Consolidated Balance Sheet as of March 31, 2013. At March 31, 2013, the asset-backed loans receivable included $62.5 of seller's interest.

The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at March 31, 2013.

March 31, 2013
Maximum loss exposure	$201.3
Asset-backed loans receivable	$201.3
Cash and other assets	28.4
Total assets of consolidated VIE	229.7
Long-term debt	225.0
Other liabilities	3.2
Total liabilities of consolidated VIE	$228.2

Proportionately consolidated equity-method investments
The following tables present summarized consolidated financial information of HGI's proportionately consolidated equity investment in the EXCO/HGI Partnership, for the period subsequent to HGI's acquisition of the equity interest on February 14, 2013.

March 31, 2013
Assets
Total current assets	$46.6
Oil and natural gas properties, net	831.8
Other assets	34.6
Total assets	$913.0

Liabilities and members' equity
Total current liabilities	$51.7
Total long-term liabilities	406.0
Total members' equity	455.3
Total liabilities and members' equity	$913.0

Three and six months ended
March 31, 2013
Revenues	$22.4
Costs and Expenses
Oil and natural gas direct operating costs	11.8
Selling, acquisition, operating and general expenses	9.6
Total costs and expenses	21.4
Operating income	1.0
Other expense	(13.1)
Net loss	$(12.1)
Receivables and concentrations of credit risk
"Receivables, net" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2013	September 30, 2012
Trade accounts receivable
Consumer products	$508.5	$357.2
Oil and natural gas	21.9	—
Total trade accounts receivable	530.4	357.2
Contingent purchase price reduction receivable (Note 3)	41.0	41.0
Other receivables	50.5	38.1
Total receivables	621.9	436.3
Less: Allowance for doubtful trade accounts receivable	28.5	21.9
Total receivables, net	$593.4	$414.4
Trade receivables held by Spectrum Brands and the EXCO/HGI Partnership subject the Company to credit risk and are carried at net realizable value.
Spectrum Brands extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. Spectrum Brands monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provisions for losses on uncollectible consumer products trade receivables are determined based on ongoing evaluations of Spectrum Brands’ receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.
The EXCO/HGI Partnership sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. The EXCO/HGI Partnership's trade accounts receivable are due from purchasers of oil or natural gas. The EXCO/HGI Partnership has the right to offset future revenues against unpaid charges related to wells which it operates. Oil and natural gas trade receivables are generally uncollateralized. The allowance for doubtful oil and natural gas accounts receivable was immaterial as of March 31, 2013. In addition, the EXCO/HGI Partnership has other receivables due from participants in oil and natural gas wells for which it serves as the operator.
Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 16% and 21% of Spectrum Brands’ net sales during the three months ended March 31, 2013 and April 1, 2012, respectively, and approximately 19% and 23% of Spectrum Brands’ net sales during the six months ended March 31, 2013 and April 1, 2012, respectively. This customer also represented approximately 9% and 13% of Spectrum Brands’ trade accounts receivable, net at March 31, 2013 and September 30, 2012, respectively.
Approximately 37% and 42% of Spectrum Brands’ net sales during the three months ended March 31, 2013 and April 1, 2012, respectively, and 44% and 46% of Spectrum Brands' net sales during the six months ended March 31, 2013 and April 1, 2012, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Inventories
Inventories of Spectrum Brands which are stated at the lower of cost or market, consist of the following:

	March 31, 2013	September 30, 2012
Raw materials	$112.1	$58.5
Work-in-process	51.6	23.4
Finished goods	541.7	370.7
Total inventories	$705.4	$452.6

Properties, including oil and natural gas properties, net
Properties, including oil and natural gas properties, net, consist of the following:

	March 31, 2013	September 30, 2012
Oil and natural gas properties (full accounting method)
Unproved oil and natural gas properties and development costs not being amortized	$52.9	$—
Proved developed and undeveloped oil and natural gas properties	572.5	—
Less: Accumulated depletion	5.7	—
Total oil and natural gas properties, net	619.7	—
Other properties
Land, buildings and improvements	121.2	93.6
Gas gathering assets	21.5	—
Machinery, equipment and other	413.9	325.7
Construction in progress	34.0	18.4
Total other properties, at cost	590.6	437.7
Less: Accumulated depreciation	244.7	216.1
Total other properties, net	345.9	221.6
Total properties, including oil and natural gas properties, net	$965.6	$221.6

Shipping and handling costs
Spectrum Brands incurred shipping and handling costs of $66.0 and $116.0 for the three and six months ended March 31, 2013, respectively, and $49.3 and $99.6 for the three and six months ended April 1, 2012, respectively. These costs are included in "Selling, acquisition, operating and general expenses" expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare Spectrum Brands’ products for shipment from its distribution facilities.

Other assets
"Other assets" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2013	September 30, 2012
Prepaid expenses and other current assets	$168.5	$53.1
Debt issuance costs	94.2	50.9
Deferred charges and other assets	112.0	68.6
Total other assets	$374.7	$172.6

Accounts payable and other current liabilities
"Accounts payable and other current liabilities" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2013	September 30, 2012
Accounts payable	$401.7	$325.9
Wages and benefits	86.3	110.9
Income taxes payable	31.4	96.6
Accrued interest	76.8	50.4
Accrued expenses	22.7	25.1
Oil and natural gas revenues and royalties payable	19.1	—
Accrued dividends on Preferred Stock	8.4	8.3
Restructuring and related charges	7.7	6.6
Other	141.4	130.4
Total accounts payable and other current liabilities	$795.5	$754.2

Other liabilities
"Other liabilities" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2013	September 30, 2012
Amounts payable for investment purchases	$95.7	$206.7
Retained asset account	208.2	203.7
Amounts payable to reinsurers	30.1	32.0
Remittances and items not allocated	36.4	29.5
Oil and natural gas asset-retirement obligations	24.3	—
Other	94.2	128.7
Total other liabilities	$488.9	$600.6

Asset retirement obligations
The following is a reconciliation of the EXCO/HGI Partnership's asset retirement obligations for the period from inception to March 31, 2013:

March 31, 2013
Asset retirement obligations at inception	$18.5
Activity during the period:
Adjustment to liability due to acquisitions	5.5
Accretion of discount	0.3
Asset retirement obligations at end of period	24.3
Less: Current portion	1.2
Long-term portion	$23.1

Restructuring and related charges
The Company reports restructuring and related charges associated with manufacturing and related initiatives of Spectrum Brands in "Consumer products cost of goods sold." Restructuring and related charges reflected in "Consumer products cost of goods sold" include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.
The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in "Selling, acquisition, operating and general expenses," such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions. Restructuring and related charges reflected in "Selling, acquisition, operating and general expenses" include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.
In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the "Global Cost Reduction Initiatives"). The following table summarizes restructuring and related charges incurred by the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the three months ended March 31, 2013 and April 1, 2012 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:
Global Cost Reduction	$5.2	$4.2	$11.7	$11.3	$94.7	$6.2	$100.9	January 31, 2015
Other	2.7	0.1	2.8	0.7
	$7.9	$4.3	$14.5	$12.0

Classification:
Consumer products cost of goods sold	$2.6	$1.7	$3.7	$6.3
Selling, acquisition, operating and general expenses	5.3	2.6	10.8	5.7
	$7.9	$4.3	$14.5	$12.0

Included in "Other initiatives" in the table above, Spectrum Brands also recorded $2.7 of restructuring and related charges during the three and six months ended March 31, 2013, related to initiatives implemented by the HHI Business prior to the acquisition by Spectrum Brands in December 2012.
The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the six months ended March 31, 2013:

	Accrual Balance at September 30, 2012	Provisions	Cash Expenditures	Accrual Balance at March 31, 2013	Expensed as Incurred (a)
Global Cost Reduction Initiatives:
Termination benefits	$3.3	$4.5	$(2.7)	$5.1	$0.7
Other costs	1.1	0.3	(0.6)	0.8	6.2
	4.4	4.8	(3.3)	5.9	6.9
Other initiatives	2.2	—	(0.4)	1.8	0.2
	$6.6	$4.8	$(3.7)	$7.7	$7.1
___________________

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(16) Related Party Transactions

In November 2012, the Company and Harbinger Capital Partners LLC ("Harbinger Capital"), an affiliate of the Company and the Principal Stockholders, entered into a reciprocal services agreement (the "Services Agreement") with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the New York Stock Exchange, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement. The Company recognized $0.8 and $1.0 of expenses under these Service Agreement with respect to the three and six months ended March 31, 2013.
During the six months ended April 1, 2012, prior to entering into the Services Agreement discussed above, Harbinger Capital provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the January 9, 2012. The Company recognized $0.6 and $1.3 of expenses under these arrangements with respect to the three and six month period ended April 1, 2012. Such amounts have been approved by a special committee of the Company’s board of directors, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
In addition, pursuant to the terms of an existing registration rights agreement between the Company and the Principal Stockholders, the Company undertook a registered secondary offering of 23.0 million shares of the

Company's common stock owned by the Principal Stockholders. The Company incurred $0.4 related to such offering during the six months ended March 31, 2013. The Company also provided customary representations, warranties and indemnifications to the underwriters.

(17) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Financial Services.

	Three months ended		Six months ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Revenues:
Consumer Products	$987.8	$746.3	$1,858.0	$1,595.1
Insurance	402.7	359.1	746.3	676.3
Energy	16.7	—	16.7	—
Financial Services	8.7	0.4	19.3	0.4
Intersegment elimination	(4.0)	(0.1)	(6.1)	(0.1)
Consolidated revenues	$1,411.9	$1,105.7	$2,634.2	$2,271.7

Operating income (loss):
Consumer Products	$52.3	$55.2	$120.4	$138.9
Insurance	109.4	55.8	273.0	91.0
Energy	0.5	—	0.5	—
Financial Services	5.2	(0.8)	12.5	(1.0)
Intersegment elimination	(3.9)	(0.1)	(6.1)	(0.1)
Total segments	163.5	110.1	400.3	228.8
Corporate expenses (a)	(29.5)	(14.2)	(50.9)	(21.1)
Consolidated operating income	134.0	95.9	349.4	207.7
Interest expense	(75.7)	(84.1)	(218.8)	(140.0)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(39.6)	(26.4)	29.3	1.5
Gain on contingent purchase price reduction	—	41.0	—	41.0
Other expense, net	(3.2)	(9.7)	(11.9)	(8.5)
Consolidated income from continuing operations before income taxes	$15.5	$16.7	$148.0	$101.7

Total assets:	March 31, 2013	September 30, 2012
Consumer Products	$5,520.7	$3,751.6
Insurance	21,295.5	20,990.3
Energy	680.1	—
Financial Services	295.7	195.1
Intersegment elimination	(316.8)	(182.1)
Total segments	27,475.2	24,754.9
Corporate assets	241.5	445.5
Consolidated total assets	$27,716.7	$25,200.4

	Six months ended
Total cash provided from operating activities:	March 31, 2013	April 1, 2012
Consumer Products	$(197.8)	$(148.9)
Insurance	188.3	104.4
Energy	2.7	—
Financial Services	(1.4)	0.2
Total cash provided from segment operating activities	(8.2)	(44.3)
Cash used in corporate operating activities	(79.2)	150.6
Consolidated cash provided from operating activities	$(87.4)	$106.3
__________________

(a)
Included in corporate expenses for the three and six months ended March 31, 2013 and April 1, 2012, are $0.0 and $0.9, and $0.9 and $1.7, respectively, for start-up costs relating to Front Street and Salus, and $4.7 and $11.1, and $0.6 and $2.1, respectively, relating to acquisitions and other projects.

(18) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at March 31, 2013 and September 30, 2012, and consolidating statements of operations information for the six months ended March 31, 2013 and April 1, 2012. These schedules present the individual segments of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Harbinger Group Inc. - Condensed Consolidating Balance Sheet Information

March 31, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,734.0	$0.2	$241.6	$57.7	$—	$17,033.5
Investments in subsidiaries and affiliates	—	48.2	—	—	2,222.3	(2,270.5)	—
Affiliated loans and receivables	—	267.2	—	1.4	—	(268.6)	—
Cash and cash equivalents	77.5	1,194.5	11.1	41.1	150.8	—	1,475.0
Receivables, net	529.6	41.0	22.8	—	—	—	593.4
Inventories, net	705.4	—	—	—	—	—	705.4
Accrued investment income	—	169.5	—	—	—	—	169.5
Reinsurance recoverable	—	2,330.4	—	—	—	—	2,330.4
Deferred tax assets	23.0	139.8	—	—	4.9	—	167.7
Properties, net	316.3	7.4	641.1	0.5	0.3	—	965.6
Goodwill	1,434.0	—	—	—	—	—	1,434.0
Intangibles, including DAC and VOBA, net	2,170.7	296.8	—	—	—	—	2,467.5
Other assets	264.2	66.7	4.9	11.1	27.8	—	374.7
Total assets	$5,520.7	$21,295.5	$680.1	$295.7	$2,463.8	$(2,539.1)	$27,716.7

Liabilities and Equity:
Insurance reserves	$—	$19,087.8	$—	$—	$—	$—	$19,087.8
Debt	3,258.9	300.0	278.6	63.5	695.7	—	4,596.7
Accounts payable and other current liabilities	678.7	29.9	30.0	0.2	56.7	—	795.5
Equity conversion feature of preferred stock	—	—	—	—	202.7	—	202.7
Employee benefit obligations	99.6	—	—	—	4.9	—	104.5
Deferred tax liabilities	509.0	1.3	—	—	4.9	—	515.2
Other liabilities	32.4	411.5	32.6	12.2	0.2	—	488.9
Affiliated debt and payables	—	1.4	101.1	166.1	—	(268.6)	—
Total liabilities	4,578.6	19,831.9	442.3	242.0	965.1	(268.6)	25,791.3
Temporary equity	—	—	—	—	326.8	—	326.8
Total stockholders' equity	515.9	1,463.6	237.8	53.2	1,171.9	(2,270.5)	1,171.9
Noncontrolling interests	426.2	—	—	0.5	—	—	426.7
Total permanent equity	942.1	1,463.6	237.8	53.7	1,171.9	(2,270.5)	1,598.6
Total liabilities and equity	$5,520.7	$21,295.5	$680.1	$295.7	$2,463.8	$(2,539.1)	$27,716.7

September 30, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,556.7	$—	$180.1	$181.6	$—	$16,918.4
Investment in subsidiaries and affiliates	—	32.0	—	—	1,858.2	(1,890.2)	—
Affiliated loans and receivables	—	150.1	—	—	—	(150.1)	—
Cash and cash equivalents	158.0	1,054.6	—	12.4	245.7	—	1,470.7
Receivables, net	373.4	41.0	—	—	—	—	414.4
Inventories, net	452.6	—	—	—	—	—	452.6
Accrued investment income	—	191.6	—	—	—	—	191.6
Reinsurance recoverable	—	2,363.1	—	—	—	—	2,363.1
Deferred tax assets	28.2	279.6	—	—	4.9	—	312.7
Properties, net	214.0	6.9	—	0.4	0.3	—	221.6
Goodwill	694.2	—	—	—	—	—	694.2
Intangibles, including DAC and VOBA, net	1,715.0	273.5	—	—	—	—	1,988.5
Other assets	116.2	41.2	—	2.2	13.0	—	172.6
Total assets	$3,751.6	$20,990.3	$—	$195.1	$2,303.7	$(2,040.3)	$25,200.4

Liabilities and Equity:
Insurance reserves	$—	$19,051.0	$—	$—	$—	$—	$19,051.0
Debt	1,669.3	—	—	—	497.7	—	2,167.0
Accounts payable and other current liabilities	594.2	93.2	—	—	66.8	—	754.2
Equity conversion feature of preferred stock	—	—	—	—	232.0	—	232.0
Employee benefit obligations	90.0	—	—	—	5.1	—	95.1
Deferred tax liabilities	377.5	—	—	—	4.9	—	382.4
Other liabilities	31.6	555.3	—	13.3	0.4	—	600.6
Affiliated debt and payables	—	—	—	150.1	—	(150.1)	—
Total liabilities	2,762.6	19,699.5	—	163.4	806.9	(150.1)	23,282.3
Temporary equity	—	—	—	—	319.2	—	319.2
Total stockholders' equity	567.7	1,290.8	—	31.7	1,177.6	(1,890.2)	1,177.6
Noncontrolling interests	421.3	—	—	—	—	—	421.3
Total permanent equity	989.0	1,290.8	—	31.7	1,177.6	(1,890.2)	1,598.9
Total liabilities and equity	$3,751.6	$20,990.3	$—	$195.1	$2,303.7	$(2,040.3)	$25,200.4

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Six months ended March 31, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$1,858.0	$—	$—	$—	$—	$—	$1,858.0
Oil and natural gas	—	—	16.7	—	—	—	16.7
Insurance premiums	—	27.9	—	—	—	—	27.9
Net investment income	—	336.9	—	18.4	—	(5.2)	350.1
Net investment gains	—	353.2	—	—	—	—	353.2
Insurance and investment product fees and other	—	28.3	—	0.9	—	(0.9)	28.3
Total revenues	1,858.0	746.3	16.7	19.3	—	(6.1)	2,634.2
Operating costs and expenses:
Consumer products cost of goods sold	1,247.0	—	—	—	—	—	1,247.0
Oil and natural gas direct operating costs	—	—	8.8	—	—	—	8.8
Benefits and other changes in policy reserves	—	324.5	—	—	—	—	324.5
Selling, acquisition, operating and general expenses	453.4	50.4	7.4	6.8	50.9	—	568.9
Amortization of intangibles	37.2	98.4	—	—	—	—	135.6
Total operating costs and expenses	1,737.6	473.3	16.2	6.8	50.9	—	2,284.8
Operating income	120.4	273.0	0.5	12.5	(50.9)	(6.1)	349.4
Equity in net income (losses) of subsidiaries	—	—	—	—	148.0	(148.0)	—
Interest expense	(130.2)	—	(0.9)	—	(87.7)	—	(218.8)
Affiliated interest income	—	1.1	(1.1)	(5.5)	—	5.5	—
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	29.3	—	29.3
Other income (expense), net	(5.3)	0.3	(8.9)	(0.1)	2.1	—	(11.9)
(Loss) income from continuing operations before income taxes	(15.1)	274.4	(10.4)	6.9	40.8	(148.6)	148.0
Income tax expense	39.8	90.6	—	—	—	—	130.4
Net (loss) income	(54.9)	183.8	(10.4)	6.9	40.8	(148.6)	17.6
Less: Net loss attributable to noncontrolling interest	(23.5)	—	—	0.3	—	—	(23.2)
Net (loss) income attributable to controlling interest	(31.4)	183.8	(10.4)	6.6	40.8	(148.6)	40.8
Less: Preferred stock dividends and accretion	—	—	—	—	24.3	—	24.3
Net (loss) income attributable to common and participating preferred stockholders	$(31.4)	$183.8	$(10.4)	$6.6	$16.5	$(148.6)	$16.5

Six months ended April 1, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$1,595.1	$—	$—	$—	$—	$—	$1,595.1
Oil and natural gas	—	—	—	—	—	—	—
Insurance premiums	—	30.1	—	—	—	—	30.1
Net investment income	—	359.5	—	0.4	—	(0.1)	359.8
Net investment gains	—	267.5	—	—	—	—	267.5
Insurance and investment product fees and other	—	19.2	—	—	—	—	19.2
Total revenues	1,595.1	676.3	—	0.4	—	(0.1)	2,271.7
Operating costs and expenses:
Consumer products cost of goods sold	1,051.0	—	—	—	—	—	1,051.0
Benefits and other changes in policy reserves	—	418.7	—	—	—	—	418.7
Selling, acquisition, operating and general expenses	374.8	81.5	—	1.4	21.1	—	478.8
Amortization of intangibles	30.4	85.1	—	—	—	—	115.5
Total operating costs and expenses	1,456.2	585.3	—	1.4	21.1	—	2,064.0
Operating income	138.9	91.0	—	(1.0)	(21.1)	(0.1)	207.7
Equity in net income (losses) of subsidiaries	—	—	—	—	108.0	(108.0)	—
Interest expense	(110.4)	(1.3)	—	—	(28.3)	—	(140.0)
Affiliated interest income	—	—	—	(0.1)	—	0.1	—
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	1.5	—	1.5
Gain on contingent purchase price reduction	—	41.0	—	—	—	—	41.0
Other expense, net	—	—	—	—	(8.5)	—	(8.5)
Income from continuing operations before income taxes	28.5	130.7	—	(1.1)	51.6	(108.0)	101.7
Income tax expense	44.1	12.3	—	—	—	—	56.4
Net (loss) income	(15.6)	118.4	—	(1.1)	51.6	(108.0)	45.3
Less: Net loss attributable to noncontrolling interest	(6.2)	—	—	—	—	—	(6.2)
Net (loss) income attributable to controlling interest	(9.4)	118.4	—	(1.1)	51.6	(108.0)	51.5
Less: Preferred stock dividends and accretion	—	—	—	—	31.6	—	31.6
Net (loss) income attributable to common and participating preferred stockholders	$(9.4)	$118.4	$—	$(1.1)	$20.0	$(108.0)	$19.9

(19) Subsequent Event

Spectrum Brands' Acquisition of TLM Taiwan

On April 8, 2013, Spectrum Brands completed the $100.0 cash acquisition of certain assets of TLM Taiwan from Stanley Black & Decker, completing the final step in the Hardware Acquisition. In accordance with ASC 805, the Company will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired assets within Spectrum Brands' Hardware & Home Improvement segment. Spectrum Brands is in process of preparing the preliminary purchase price allocation of TLM Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Harbinger Group Inc. ("HGI," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HGI which was included with our annual consolidated financial statements filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 27, 2012 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three months ended March 31, 2013 as the "Fiscal 2013 Quarter", the six months ended March 31, 2013 as the "Fiscal 2013 Six Months", the three month ended April 1, 2012 as the "Fiscal 2012 Quarter" and the six months ended April 1, 2012 as the "Fiscal 2012 Six Months."
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products, financing and asset management, branded consumer products such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment. Our outstanding common stock is 74.6% owned by Harbinger Capital Partners Master Fund I, Ltd. (the "Master Fund"), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the "Principal Stockholders"), not giving effect to the conversion rights of the Company's Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (together, the "Preferred Stock").
We are focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. We view the acquisition of Spectrum Brands Holdings, Inc. ("Spectrum Brands") and Fidelity & Guaranty Life Holdings, Inc. ("FGL," formerly Old Mutual U.S. Life Holdings, Inc.), in our 2011 fiscal year as our first steps in the implementation of that strategy. In addition to FGL’s asset management activities, HGI has expanded its asset management business by forming Five Island Asset Management, LLC ("Five Island") and Salus Capital Partners, LLC ("Salus"), its subsidiary engaged in providing secured asset-based loans to entities across a variety of industries. Lastly, in February 2013 we finalized a joint venture with EXCO Resources, Inc. ("EXCO") to create a private oil and natural gas partnership (the "EXCO/HGI Partnership"), through our wholly-owned subsidiary, HGI Energy Holdings, LLC ("HGI Energy"). In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments, acquire minority equity interests in companies and expand our operating businesses.
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
We currently operate in four segments: Consumer Products through Spectrum Brands, Insurance through FGL, Energy through HGI Energy, and Financial Services (currently, primarily the operations of Salus).
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
Insurance Segment
Through FGL, we are a provider of annuity and life insurance products to the middle and upper-middle income markets in the United States. Based in Baltimore, Maryland, FGL operates in the United States through its subsidiaries Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). FGL’s principal products are deferred annuities (including fixed indexed annuity ("FIA") contracts), immediate annuities, and life insurance products, which are sold through a network of approximately 200 independent marketing organizations ("IMOs"), representing approximately 19,000 independent agents.
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
Energy Segment
On February 14, 2013, EXCO and HGI formed the EXCO/HGI Partnership to own and operate conventional oil and natural gas properties. EXCO contributed to the EXCO/HGI Partnership its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana.

The EXCO/HGI Partnership acquired the conventional oil and natural gas assets from EXCO for approximately $725 million of total consideration, representing HGI's effective equity interest of $372.5 million, $127.5 million in properties contributed by EXCO, in each case before giving effect to the closing adjustments related to the July 1, 2012 effective date, and approximately $225 million of indebtedness borrowed by the EXCO/HGI Partnership from a revolving credit agreement entered into by the EXCO/HGI Partnership ("EXCO/HGI Partnership Credit Agreement"). In exchange for the contribution of its assets, EXCO received cash consideration of $573.3 million, a 24.5% limited partner interest in the EXCO/HGI Partnership and a 50% interest in the general partner of the EXCO/HGI Partnership. HGI and its subsidiaries contributed $348.3 million cash, after customary closing adjustments, and received a 73.5% limited partner interest in the EXCO/HGI Partnership and a 50% interest in the general partner. After giving effect to the 2% general partner interest in the EXCO/HGI Partnership, EXCO and HGI own an economic interest in the Partnership of 25.5% and 74.5% respectively.
The primary strategy of the EXCO/HGI Partnership is to continue the efficient production from, and development of, its existing asset base. Given the inherent decline in the production potential of its existing assets base, the EXCO/HGI Partnership also intends to pursue acquisitions of predominantly-producing long-life conventional oil and natural gas properties. Consistent with this strategy, on February 14, 2013, the EXCO/HGI Partnership entered into an agreement to acquire oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana from an affiliate of BG Group plc ("BG Group") for $132.5 million, subject to customary closing adjustments. These properties represent an incremental working interest in properties that EXCO contributed to the EXCO/HGI Partnership. This transaction was funded using funds drawn from the EXCO/HGI Partnership Credit Agreement.
The EXCO/HGI Partnership believes that this strategy will allow it to generate and to opportunistically add incremental cash flows. The board of the EXCO/HGI Partnership recently declared a $5 million distribution from the cash flow generated during the quarter. The EXCO/HGI Partnership plans to continue to make quarterly distributions of free cash flow available after capital expenditures and debt service. The EXCO/HGI Partnership plans to utilize derivative instruments to protect the cash flow potential of its assets and manage exposure to fluctuations in oil and natural gas prices.

Financial Services Segment
Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $3 to $30 million with the ability to lead and agent larger transactions. The Salus platform also serves as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. As of March 31, 2013, Salus has funded loans totaling $244.4 million aggregate principal amount outstanding. The Salus loans are funded through capital commitments from HGI and funds committed by FGL as co-lender.
Salus provides secured loans to the middle market. Salus predominantly makes loans based on asset-based finance, which is a financing tool where the decision to lend is primarily based on the value of the borrowers' collateral. Collateral is viewed as the primary source of repayment, while the borrowers' creditworthiness is viewed as secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention. As of March 31, 2013, none of these loans were delinquent.
Salus seeks to develop relationships with borrowers that may not qualify for traditional bank financing because of their size, historical performance, geography or complexity of their situation. Salus' loans are used across a range of industries for growth capital, general working capital or seasonal needs, acquisitions or opportunistic situations, trade finance, turnarounds, dividend recaps, refinancing and debtor-in-possession financing.

Highlights for the Fiscal Quarter and Six Months Ended March 31, 2013
Significant Transactions and Activity
During the fiscal quarter and six months ended March 31, 2013, we made significant progress in our business strategy to reduce our cost of capital, increase our investor base, grow our existing business, and diversify the businesses in which we operate. The most significant of these steps include the following:
HGI

•
In December 2012, we issued $700.0 million aggregate principal amount 7.875% Senior Secured Notes due 2019 (the "7.875% Notes") and used part of the proceeds of the offering to accept for purchase $498.0 million aggregate principal amount of our 10.625% Senior Secured Notes due 2015 (the "10.625% Notes") pursuant to a tender offer (the "Tender Offer") for the 10.625% Notes. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. The remainder of the proceeds will be used for working capital by the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses.

•
In December 2012, we closed a secondary offering, in which the Principal Stockholders offered 20.0 million shares of common stock at a price to the public of $7.50 per share, increasing our public float and broadening our shareholder base. In addition, in January 2013, the underwriters exercised their option to purchase an additional 3.0 million shares of common stock from the Principal Stockholders. We did not receive any proceeds from the sale of shares in this offering.

•
In February 2013, we finalized a joint venture with EXCO to create the EXCO/HGI Partnership that will purchase and operate certain of EXCO's producing U.S. conventional oil and natural gas assets in the Permian Basin, East Texas and North Louisiana.

Consumer Products segment

•
In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker"), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the HHI business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the HHI business (the "Hardware Acquisition"). The Hardware Acquisition, which is expected to enhance Spectrum Brand's top-line growth, margins and free cash flow profile, while providing added scale, greater product diversity and attractive cross-selling opportunities.

•
In December 2012, Spectrum Brands assumed from Spectrum Brands Escrow Corp. $520.0 million aggregate principal amount of 6.375% Senior Notes due 2020 (the "6.375% Notes") and $570.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "6.625% Notes"), in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 million term loan facility, of which $100.0 million is in Canadian dollar equivalents (the "Term Loan"). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 million prior to refinancing.

Insurance segment

•
In March 2013, FGL issued $300.0 million aggregate principal amount of their 6.375% senior notes, due April 1, 2021, at par value. FGL used a portion of the net proceeds from the issuance to pay a special dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.

•
In December 2012, FGL entered into a coinsurance agreement (the "Reinsurance Agreement") with Front Street Re (Cayman) Ltd. ("Front Street Cayman"), also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1.5 billion of FGL’s policy liabilities, on a funds-withheld basis.

Energy segment

•
Immediately following closing of the EXCO/HGI Partnership, the EXCO/HGI Partnership entered into an agreement to purchase all of the shallow Cotton Valley assets from an affiliate of BG Group, for $130.9 million, after customary closing adjustments. The transaction closed on March 5, 2013 and was funded with borrowings from the EXCO/HGI Partnership Credit Agreement. In connection with the acquisition of the properties from BG Group, the EXCO/HGI Partnership received an increase to the borrowing base to $470.0 million under the EXCO/HGI Partnership Credit Agreement.

Financial Services segment

•	Salus originated $119.0 million of new asset-backed loan commitments in the Fiscal 2013 Quarter and had $244.4 million of loans outstanding as of March 31, 2013.

•	Salus and Five Island together contributed approximately $1.8 million to our consolidated earnings for the Fiscal 2013 Quarter.

•
In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, also entered into an investment management agreement, pursuant to which Five Island will manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account will be invested in accordance with FGL’s existing guidelines.

Key financial highlights

•
Net loss attributable to common and participating preferred stockholders decreased to 45.5 million, or $0.33 per common share attributable to controlling interest ($0.33 diluted), compared to16.5 million, or $0.03 per common share attributable to controlling interest ($0.03 diluted), in the Fiscal 2012 Quarter.

•	Our Fiscal 2013 second quarter results include the following items:

◦	$60.0 million million of realized investment gains in our Insurance Segment; were more than offset by,

◦
a $39.6 million loss from the change in the fair value of the equity conversion feature of preferred stock which was the result of our stock price appreciation of 10.1% from $7.50 to $8.26 per share during the Fiscal 2013 Quarter; and,

◦
tax expense of $66.0 million resulting in an effective tax rate of 425.8% which was primarily driven by pretax losses in the United States and some foreign jurisdictions for which the Company has established full valuation allowances against the benefit, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States.

•
We ended the quarter with corporate cash and investments of approximately $208.5 million (primarily held at HGI and HGI Funding LLC), which supports our business strategy and growth of existing businesses.

•
Our Consumer Product's operating profit for the Fiscal 2013 Quarter decreased $2.9 million, or 5.3%, to $52.3 million from $55.2 million for the Fiscal 2012 Quarter. Our Consumer Products segment's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") increased by $4.8 million, or 3.5%, to $143.3 million versus the Fiscal 2012 Quarter on higher sales, synergy benefits and cost reduction initiatives. Adjusted EBITDA margin represented 14.5% of sales as compared to 18.6% in the first quarter of Fiscal 2012. See Non-GAAP measures below for more details.

•
Our Insurance segment's operating profit for the Fiscal 2013 Quarter increased $53.6 million, or 96.1%, to $109.4 million from $55.8 million for the Fiscal 2012 Quarter. Our Insurance segment's operating income adjusted operating income ("Insurance AOI") increased by $18.0 million, or 132.4%, to $31.6 million versus the Fiscal 2012 Quarter as a result of favorable investment trading gains, immediate annuity mortality gains recognized in the Fiscal 2013 Quarter caused by large case deaths. See Non-GAAP measures below for more details.

•
Through the six months ended March 31, 2013, we received dividends of approximately $101.1 million from our respective subsidiaries, including $93.0 million, $7.4 million and $0.7 million from FGL, Spectrum Brands and Salus, respectively.

Results of Operations
Fiscal Quarter and Fiscal Six Months Ended March 31, 2013 Compared to Fiscal Quarter and Fiscal Six Months Ended April 1, 2012
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)
Revenues:
Consumer Products	$987.8	$746.3	$241.5	$1,858.0	$1,595.1	$262.9
Insurance	402.7	359.1	43.6	746.3	676.3	70.0
Energy	16.7	—	16.7	16.7	—	16.7
Financial Services	8.7	0.4	8.3	19.3	0.4	18.9
Intersegment elimination	(4.0)	(0.1)	(3.9)	(6.1)	(0.1)	(6.0)
Consolidated revenues	$1,411.9	$1,105.7	$306.2	$2,634.2	$2,271.7	$362.5

Operating income (loss):
Consumer Products	$52.3	$55.2	$(2.9)	$120.4	$138.9	$(18.5)
Insurance	109.4	55.8	53.6	273.0	91.0	182.0
Energy	0.5	—	0.5	0.5	—	0.5
Financial Services	5.2	(0.8)	6.0	12.5	(1.0)	13.5
Intersegment elimination	(3.9)	(0.1)	(3.8)	(6.1)	(0.1)	(6.0)
Total segments	163.5	110.1	53.4	400.3	228.8	171.5
Corporate expenses (a)	(29.5)	(14.2)	(15.3)	(50.9)	(21.1)	(29.8)
Consolidated operating income	134.0	95.9	38.1	349.4	207.7	141.7
Interest expense	(75.7)	(84.1)	8.4	(218.8)	(140.0)	(78.8)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(39.6)	(26.4)	(13.2)	29.3	1.5	27.8
Gain on contingent purchase price reduction	—	41.0	(41.0)	—	41.0	(41.0)
Other expense, net	(3.2)	(9.7)	6.5	(11.9)	(8.5)	(3.4)
Consolidated income from continuing operations before income taxes	15.5	16.7	(1.2)	148.0	101.7	46.3
Income tax expense	66.0	16.9	49.1	130.4	56.4	74.0
Net (loss) income	(50.5)	(0.2)	(50.3)	17.6	45.3	(27.7)
Less: Net loss attributable to noncontrolling interest	(17.2)	(12.2)	(5.0)	(23.2)	(6.2)	(17.0)
Net (loss) income attributable to controlling interest	(33.3)	12.0	(45.3)	40.8	51.5	(10.7)
Less: Preferred stock dividends and accretion	12.2	15.9	(3.7)	24.3	31.6	(7.3)
Net (loss) income attributable to common and participating preferred stockholders	$(45.5)	$(3.9)	$(41.6)	$16.5	$19.9	$(3.4)

Revenues. Revenues for the Fiscal 2013 Quarter increased $306.2 million, or 27.7%, to $1,411.9 million from $1,105.7 million for the Fiscal 2012 Quarter. The increase was primarily driven by the Hardware Acquisition in our Consumer Products Segment, and to a lesser extent, realized and unrealized gains on derivative instruments based upon bond and equity market indices used to hedge against promised returns on our Insurance segment's FIA products included within Benefits and changes in other changes policy reserve expense, the EXCO/HGI Partnership formed in the Fiscal 2013 Quarter, and new business activity in our Financial Services segment.

Revenues for the Fiscal 2013 Six Months increased $362.5 million, or 16.0%, to $2,634.2 million from $2,271.7 million for the Fiscal 2012 Six Months. The increase was primarily driven by the Hardware Acquisition in our Consumer Products Segment, realized gains on the sales of fixed maturity securities in our Insurance Segment to utilize certain tax benefits and a change in investment strategy to shorten the duration of the portfolio, the EXCO/HGI Partnership formed in the Fiscal 2013 Quarter, and new business activity in our Financial Services segment. The increase was offset, in part, by a decrease in unrealized gains on derivative instruments based upon bond and equity market indices used to hedge against promised returns on our Insurance segment's FIA products included within Benefits and changes in other changes policy reserve expense and an exit of low margin small appliance products in our Consumer Products Segment.
Operating Profit. Operating profit for the Fiscal 2013 Quarter increased $38.1 million, or 39.7%, to $134.0 million from $95.9 million for the Fiscal 2012 Quarter. The increase was primarily the result of favorable investment trading gains, positive immediate annuity mortality, and positive FIA derivative fair value movements combined with a decrease in amortization of DAC and VOBA intangible assets in our Insurance segment and the new business activity in our Financial Services segment. The increase was offset in part by increased bonus and headcount in our Corporate segment to support growth in the business and, to a lesser extent, a decrease in our Consumer Products segment operating profit resulting from the sale of inventory revalued in connection with the Hardware Acquisition along with acquisition and integration related charges.
Operating profit for the Fiscal 2013 Six Months increased $141.7 million, or 68.2%, to $349.4 million from $207.7 million for the Fiscal 2012 Six Months. The increase was primarily the result of revenue increases described above, favorable investment trading gains, positive immediate annuity mortality, and positive FIA derivative fair value movements in our Insurance segment along with the new business activity in our Financial Services segment. The increase was offset in part by increased bonus and headcount in our Corporate segment to support growth in the business and, to a lesser extent, a decrease in our Consumer Products segment operating profit resulting from the sale of inventory revalued in connection with the Hardware Acquisition along with acquisition and integration related charges.
Interest Expense. Interest expense decreased $8.4 million to $75.7 million for the Fiscal 2013 Quarter from $84.1 million for the Fiscal 2012 Quarter. The decrease was primarily attributable to transaction fees related to the completion of a tender offer for Spectrum's 12% Senior Subordinated Toggle Notes due 2019 in March of 2012, partially offset by an increase interest expense from the additional financing associated with the Hardware Acquisition.
Interest expense increased $78.8 million to $218.8 million for the Fiscal 2013 Six Months from $140.0 million for the Fiscal 2012 Six Months. The increase is principally due to $58.9 million of fees incurred by HGI related to the issuance of the 7.875% Notes, the extinguishment of the 10.625% Notes, and $29.0 million of costs incurred by Spectrum Brands associated with the financing of the Hardware Acquisition. The fees incurred by HGI consisted of $45.9 million cash charges for fees and expenses, and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount related to the extinguishment of the 10.625% Notes. The $29.0 million of costs incurred by Spectrum Brands relating to the Hardware Acquisition financing included: (i) $13.0 million of cash costs related to unused bridge financing commitments; (ii) $6.0 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2.0 million of cash costs related to a ticking fee on the term loan facility incurred prior to the closing of the transaction; (iv) $3.0 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5.0 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. The remainder of the increase is directly attributable to the higher levels of indebtedness as compared to the prior year.
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $39.6 million for the Fiscal 2013 Quarter was principally due to an increase in the market price of our common stock from $7.50 to $8.26 per share during the Fiscal 2013 Quarter. During the Fiscal 2012 Quarter the loss from the change in the fair value of the equity conversion feature of the preferred stock of $26.4 million was due to an increase in the market price of our common stock from $4.01 to $5.18 per share during the Fiscal 2012 Quarter.
The gain from the change in the fair value of the equity conversion feature of the preferred stock of $29.3 million for the Fiscal 2013 Six Months was principally due to a decrease in the market price of our common stock from $8.43 to $8.26 per share during the Fiscal 2013 Six Months. During the Fiscal 2012 Six Months the loss from the change in the fair value of the equity conversion feature of the preferred stock of $1.5 million due to an increase in the market price of our common stock from $5.07 to $5.18 per share during the Fiscal 2012 Six Months.
Gain on contingent purchase price reduction. A gain of $41.0 million was recognized in the Fiscal 2012 Quarter and Six Months which reflects the estimated fair value of a contingent purchase price reduction receivable (see Note 3, Acquisitions, to our Condensed Consolidated Financial Statements.)
Other expense, net. Other expense, net decreased $6.5 million to $3.2 million for the Fiscal 2013 Quarter from $9.7 million for the Fiscal 2012 Quarter. The decrease was due to $8.8 million of realized and unrealized losses on oil and natural gas derivative financial instruments held by the EXCO/HGI Partnership, which was offset in part an increase in gains on trading securities held principally for investing purposes at HGI.
Other expense, net increased $3.4 million to $11.9 million for the Fiscal 2013 Six Months from $8.5 million for the Fiscal 2012 Six Months. The increase resulted from increased losses on trading securities held principally for investing purposes at HGI, and as a result of realized and unrealized losses on oil and natural gas derivatives noted for the Fiscal 2013 Quarter above.
Income Taxes.
For the Fiscal 2013 Quarter and Fiscal 2013 Six Months ended March 31, 2013, the Company's effective tax rates of 425.8% and 88.1%, respectively, were higher than the United States Federal statutory rate of 35% primarily as a result of: pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the six months ended March 31, 2013 was the release of U.S. valuation allowances of $49.3 million on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of a recent acquisition. Net operating loss ("NOL") and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
For the Fiscal 2012 Quarter and Fiscal 2012 Six Months ended April 1, 2012, the Company's effective tax rates of 101.2% and 55.5%, respectively, were higher than the United States Federal statutory rate of 35% primarily as a result of: pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors was: a $19.0 million release by FGL in the Fiscal 2012 Quarter and six month period of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction, a $41.0 million gain in the Fiscal 2012 Quarter and six month period on a contingent purchase price reduction receivable for which no tax provision is necessary and a $13.9 million release by Spectrum Brands in the six month period of valuation allowances on deferred tax assets as a result of an acquisition.
Spectrum Brands' management decided to not permanently reinvest the Fiscal 2012 and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. Using these funds, Spectrum Brands' management plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands' U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on the expected future repatriation of foreign earnings. If the U.S. valuation allowance were released at some future date, the U.S. tax on foreign earnings repatriation could have a material impact on our effective tax rate in future periods. For Fiscal 2013, Spectrum Brands expects to accrue less than $4.0 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands and Salus attributable to the noncontrolling interest not owned by HGI.

Such amount varies in relation to Spectrum Brands’ and Salus' net income or loss for the period and the percentage interest not owned by HGI, which was 42.6% and 42.6% for Spectrum Brands, and 7.7% and 0.0% for Salus, respectively, as of March 31, 2013 and April 1, 2012.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%, (ii) a quarterly non-cash principal accretion at an annualized rate of 4% through March 31, 2012, that was reduced to 2% for the remainder of Fiscal 2012, and which was further reduced to a zero rate of accretion on September 30, 2012 for the first half of Fiscal 2013, since we achieved a specified rate of growth measured by the increase in the value of HGI’s net assets (the "Preferred Stock NAV") calculated in accordance with the certificates of designation of the Preferred Stock, and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. The decrease in the Preferred Stock dividends and accretion for the Fiscal 2013 Quarter compared to the Fiscal 2013 Quarter is due to the quarterly non-cash principal accretion rate decreasing from 4% in the Fiscal 2012 Quarter to a zero rate of accretion for the Fiscal 2013 Quarter.
For purposes of determining the Preferred Stock accretion amount, we calculate the Preferred Stock NAV in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of March 31, 2013, calculated in accordance with the certificates of designation, was approximately $2.0 billion. This calculation results in no quarterly non-cash accretion for the remainder of Fiscal 2013, although it could increase to an annualized rate of 2% or 4% in subsequent periods based upon changes in the Preferred Stock NAV.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)

Net consumer product sales	$987.8	$746.3	$241.5	$1,858.0	$1,595.1	$262.9
Consumer products cost of goods sold	664.9	486.3	178.6	1,247.0	1,051.0	196.0
Consumer products gross margin	322.9	260.0	62.9	611.0	544.1	66.9
Selling, acquisition, operating and general expenses	250.5	189.0	61.5	453.4	374.8	78.6
Amortization of intangibles	20.1	15.8	4.3	37.2	30.4	6.8
Operating income (loss) - Consumer Products segment	$52.3	55.2	$(2.9)	$120.4	$138.9	$(18.5)
Revenues. Net consumer products sales for the Fiscal 2013 Quarter increased $241.5 million, or 32.4%, to $987.8 million from $746.3 million for the Fiscal 2012 Quarter. The increase was primarily due to sales from the Hardware Acquisition, along with, and to a lesser extent, organic growth in pet supplies products and global expansion and increase market share in certain European markets in small appliance products. The increase was offset in part by the exit from marginally profitable products in small appliances, largely in North America; lower home and garden control products due to unseasonably cold weather in the United States; and lower consumer battery sales resulting from inventory management at key vendors.
Net consumer products sales for the Fiscal 2013 Six Months increased $262.9 million, or 16.5%, to $1,858.0 million from $1,595.1 million for the Fiscal 2012 Six Months. The increase was primarily due to sales from the Hardware Acquisition. In addition, and to a lesser extent, European growth in small appliances described above and the full period effect of the acquisition of Furminator in December 2011 in pet supplies. The increases were offset in part by the exit of marginally profitable small appliances products and lower electric sharing and grooming products as a result of labor disruptions at U.S. ports of entry during the peak holiday period.

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
Product line net sales	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Consumer batteries	$199.7	$205.1	$(5.4)	$470.7	$473.1	$(2.4)
Small appliances	154.7	159.4	(4.7)	374.7	402.5	(27.8)
Pet supplies	160.4	156.5	3.9	300.2	291.4	8.8
Electric shaving and grooming products	53.3	55.8	(2.5)	146.2	152.1	(5.9)
Electric personal care products	61.0	59.8	1.2	143.0	141.6	1.4
Home and garden control products	102.0	109.7	(7.7)	132.5	134.4	(1.9)
Hardware and home improvement products	256.7	—	256.7	290.7	—	290.7
Total net sales to external customers	$987.8	$746.3	$241.5	$1,858.0	$1,595.1	$262.9

Consumer products cost of goods sold/Gross Profit. Gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2013 Quarter was $322.9 million compared to $260.0 million for the Fiscal 2012 Quarter. The HHI Business contributed $64.0 million in gross profit. Spectrum Brands' gross profit margin, representing gross profit as a percentage of consumer products net sales, for the Fiscal 2013 Quarter decreased to 32.7% from 34.8% in the Fiscal 2012 Quarter. The decrease in gross profit and gross profit margin resulted from increased consumer products cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in the small appliance category.
Gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2013 Six Months was $611.0 million compared to $544.1 million for the Fiscal 2012 Six Months. The HHI Business contributed $68.0 million in gross profit. Our gross profit margin, representing gross profit as a percentage of consumer products net sales, for the Fiscal 2013 Six Months decreased to 32.9% from 34.1% in the Fiscal 2012 Six Months. The decrease in gross profit and gross profit margin resulted from increased consumer products cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in the small appliance category.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $61.5 million, or 32.5%, to $250.5 million for the Fiscal 2013 Quarter, from $189.0 million for the Fiscal 2012 Quarter. The $61.5 million increase in Spectrum Brands' selling, operating and general expenses is primarily attributable to the acquisition of the HHI Business which accounts for the $58.0 million increase in operating expenses and led to a $4.2 million increase in Acquisition and integration related charges.
Selling, acquisition, operating and general expenses increased by $78.6 million, or 21.0%, to $453.4 million for the Fiscal 2013 Six Months, from $374.8 million for the Fiscal 2012 Six Months. The $78.6 million increase in Spectrum Brands' selling, operating and general expenses is principally due to the acquisition of the HHI Business which accounted for $65.0 million in operating expenses and led to a $17.4 million increase in Acquisition and integration related charges.
Amortization of intangibles. For the Fiscal 2013 Quarter, amortization of intangibles increased $4.3 million, or 27.2%, to $20.1 million from $15.8 million for the Fiscal 2012 Quarter. For the Fiscal 2013 Six Months, amortization of intangibles increased $6.8 million, or 22.4%, to $37.2 million from $30.4 million for the Fiscal 2012 Six Months. The increases in the three and six months periods ended March 31, 2013 was primarily due to an increase in amortization of intangibles acquired as part of the HHI Business Acquisition.
Spectrum Brands expects an increase in amortization of intangibles in future periods due to additional amortizable definite-lived intangibles acquired as part of business acquisitions within our Consumer Products segment (see Note 3, Acquisitions, in the accompanying Condensed Consolidated Financial Statements for further detail.)

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)

Insurance premiums	$14.1	$13.3	$0.8	$27.9	$30.1	$(2.2)
Net investment income	167.3	172.7	(5.4)	336.9	359.5	(22.6)
Net investment gains	206.7	163.6	43.1	353.2	267.5	85.7
Insurance and investment product fees and other	14.6	9.5	5.1	28.3	19.2	9.1
Total Insurance segment revenues	402.7	359.1	43.6	746.3	676.3	70.0
Benefits and other changes in policy reserves	240.9	241.8	(0.9)	324.5	418.7	(94.2)
Acquisition, operating and general expenses, net of deferrals	23.5	18.5	5.0	50.4	81.5	(31.1)
Amortization of intangibles	28.9	43.0	(14.1)	98.4	85.1	13.3
Total Insurance segment operating costs and expenses	293.3	303.3	(10.0)	473.3	585.3	(112.0)
Operating income - Insurance segment	$109.4	$55.8	$53.6	$273.0	$91.0	$182.0

Insurance premiums. Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been ceded third party reinsurers.
For the Fiscal 2013 Quarter, premiums increased $0.8 million, or 6.0%, to $14.1 million from $13.3 million for the Fiscal 2012 Quarter. For the Fiscal 2013 Six Months, premiums decreased $2.2 million or 7.3%, to $27.9 million from $30.1 million for the Fiscal 2012 Six Months, primarily due to policy lapses and the effects of certain true-up adjustments related to the acquisition reinsurance transactions that were recognized during the Fiscal 2012 Six Months.
Net investment income. For the Fiscal 2013 Quarter, investment income of $170.1 million (before deducting management fees of $2.8 million and interest credited and option costs on annuity deposits of $119.0 million) resulted in a net investment spread of $51.1 million during the period, an increase of $3.2 million, or 6.7% before amortization of intangibles, compared to net investment spread of $47.9 million for the Fiscal 2012 Quarter. The increase in investment spread from the Fiscal 2012 Quarter resulted primarily from lower interest credited/option costs that resulted from lower crediting rates and a slight reduction in the cost of equity options hedging the FIA index credits. Average invested assets (on an amortized cost basis) were $16.8 billion and $16.4 billion and the average yield earned on average invested assets was 4.13% and 4.39% (annualized) for the Fiscal 2013 Quarter and Fiscal 2012 Quarter, respectively, compared to interest credited and option costs of 2.89% and 3.19% (annualized) for each Fiscal Quarter, respectively.
For the Fiscal 2013 Six Months, investment income (before deducting management fees of $6.9 million and interest credited and option costs on annuity deposits of $245.0 million) resulted in a net investment spread of $98.8 million during the period, a decrease of $7.0 million, or 6.6% before amortization of intangibles, compared to net investment spread of $105.8 million for the Fiscal 2012 Six Months. The decrease in investment spread from the Fiscal 2012 Six Months resulted primarily from lower average yield on average cash and invested assets due to portfolio changes by FGL during the 2012 calendar year to shorten the overall portfolio duration by selling longer dated and higher yielding investment grade rated bonds at gains in anticipation of rising interest rates, and the realization of certain tax-advantaged built-in-gains. Partially offsetting these decreases were lower interest credited/option costs that resulted from lower crediting rates and a slight reduction in the cost of equity options hedging the FIA index credits. Also contributing to the decrease was lower interest rates period over period and holding excess cash and cash equivalents. The average yield earned on average invested assets was 4.17% and 4.56% (annualized) for the Fiscal 2013 Six Months and Fiscal 2012 Six Months, respectively, compared to interest credited and option costs of 3.07% and 3.29% (annualized,) for each Fiscal Six Months, respectively.

FGL’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
Average yield on invested assets	4.13%	4.39%	4.17%	4.56%
Less: Interest credited and option cost	2.89%	3.19%	3.07%	3.29%
Net investment spread	1.24%	1.20%	1.10%	1.27%
Net investment gains. Net investment gains and losses, including impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other-than-temporary impairments. For the Fiscal 2013 Quarter, FGL had net investment gains of $206.7 million compared to net investment gains of $163.6 million for the Fiscal 2012 Quarter. This increase is primarily due to net realized and unrealized gains of $132.2 million recognized during the Fiscal 2013 Quarter on long futures and equity options purchased to hedge the annual index credits for FIA contracts, compared to net realized and unrealized gains of $99.0 million on long futures and equity options during the Fiscal 2012 Quarter. Net realized and unrealized gains on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard & Poors ("S&P") 500 Index with the remainder based upon other equity and bond market indices. Beginning in August of 2012, FGL modified its hedging strategy to be more statically hedged, thereby increasing the aggregate amount of options purchases in subsequent periods. Additionally, the aggregate amount of options purchase has increased as a result of sales of FGL's FIA products during the past year, including sales of the Prosperity Elite product line which was introduced during the fourth quarter of Fiscal Year 2011.
The increase in aggregate options held during the Fiscal 2013 Quarter combined with the increase in the S&P 500 Index of 10% resulted in $33.2 million increase in net realized and unrealized gains quarter over quarter. Also included in the quarter over quarter increase in net investment gains above, are $74.9 million of gross investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2013 Quarter, before an offset by other-than-temporary impairments of $0.4 million, compared to net investment gains of $68.7 million, including an offset by other-than-temporary impairments of $4.1 million, for the Fiscal 2012 Quarter. Included in these gains were $30.1 million related to continued trading activity to reduce exposure to longer-dated corporate and municipal bonds as part of FGL's ongoing ALM positioning and $44.4 million related to trading activity on the Front Street Re funds withheld portfolio. The other-than-temporary impairments for the Fiscal 2013 Quarter were primarily related to write-downs of residential mortgage-backed securities due to change of intent.
For the Fiscal 2013 Six Months, FGL had net investment gains of $353.2 million compared to net investment gains of $267.5 million for the Fiscal 2012 Six Months. This increase is primarily due to $247.5 million of gross investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2013 Six Months, before an offset by other-than-temporary impairments of $0.9 million, compared to net investment gains of 151.0 million, before an offset by other-than-temporary impairments of $17.3 million, for the Fiscal 2012 Six Months. Included in the Fiscal 2012 Six months was $30.5 million of gains associated with the asset transfer on October 1, 2011 for the closing of the final acquisition-related reinsurance transaction with Wilton Re. The $30.5 million of gains were paid to Wilton Re as part of the initial asset transfer. The $96.5 million increase period over period is primarily due to the tax strategy for realization of certain tax-advantaged built-in-gains related to FGL's 2011 acquisition, by selling longer dated investment grade rated bonds at gains, as well as continued trading activity to reduce exposure to longer-dated corporate and municipal bonds as part of the Company's ongoing ALM positioning. Additionally, trading activity on the Front Street Re funds withheld portfolio resulted in gains of $44.4 million during the period. The other-than-temporary impairments for the Fiscal 2013 Six Months were primarily related to write-downs of residential mortgage-backed securities due to change of intent.
Partially offsetting the net investment gains on fixed maturity and equity available-for-sale securities for the Fiscal 2013 Six Months were net realized and unrealized gains of $106.6 million recognized during the Fiscal 2013 Six Months on long futures and equity options purchased to hedge the annual index credits for FIA contracts, compared to net realized and unrealized gains of $133.8 million on long futures and equity options during the Fiscal 2012 Six Months. This decrease was primarily related to the change in net unrealized gains on derivatives due to the period over period movement in the S&P 500. For the Fiscal 2013 Six Months the S&P 500 Index only increased 8.9% compared to a 24.5% increase in the S&P 500 Index during the Fiscal 2012 Six Months. The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
Call options:
Gain (loss) on option expiration	$17.1	$(12.6)	$40.0	$(37.8)
Change in unrealized gain	101.4	86.0	57.6	131.1
Futures contracts:
Gain on futures contracts expiration	12.4	22.4	5.2	32.1
Change in unrealized gain	1.3	3.2	3.8	8.4
	$132.2	$99.0	$106.6	$133.8

The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
S&P 500 Index:
Point-to-point strategy	4.78%	2.40%	4.84%	2.20%
Monthly average strategy	3.88%	0.02%	4.45%	2.20%
Monthly point-to-point strategy	2.48%	0.03%	2.66%	0.02%
3 Year high water mark	21.87%	17.56%	19.91%	17.56%

For the Fiscal 2013 Quarter, the average return to contractholders from index credits during the period was 3.86% (annualized), compared to 1.24% (annualized) for the Fiscal 2012 Quarter. The increase quarter over quarter was primarily due to greater appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2013 Quarter compared to the appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2012 Quarter. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses recognized on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing.

For the Fiscal 2013 Six Months, the average return to contractholders from index credits during the period was 4.12% (annualized), compared to 1.57% (annualized) for the Fiscal 2012 Six Months. The increase quarter over quarter was primarily due to greater appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2013 Six Months compared to the appreciation in the S&P 500 Index and the corresponding impact on options that expired in the Fiscal 2012 Six Months. Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains and losses recognized on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contractholder funds allocated to the various indices and market volatility which affects option pricing.
Insurance and investment product fees and other. For the Fiscal 2013 Quarter, insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $5.1 million, or 53.7%, to $14.6 million for the Fiscal 2013 Quarter from $9.5 million for the Fiscal 2012 Quarter, primarily due to cost of insurance revenue on new universal life policies issued during the last twelve months and policy rider fees on the Prosperity Elite product line which was introduced during the fourth quarter of the year ended September 30, 2011.
For the Fiscal 2013 Six Months, insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $9.1 million, or 47.4%, to $28.3 million for the Fiscal 2013 Six Months from $19.2 million for the Fiscal 2012 Six Months, primarily due to cost of insurance revenue on new universal life policies issued during the last twelve months and policy rider fees on the Prosperity Elite product line which was introduced during the fourth quarter of the year ended September 30, 2011.
Benefits and other changes in policy reserves. For the Fiscal 2013 Quarter, benefits and other changes in policy reserves decreased $0.9 million, or 0.4%, to $240.9 million, from $241.8 million for the Fiscal 2012 Quarter. For the Fiscal 2013 Quarter, the present value of future credits and guarantee liability decreased $40.0 million compared to a $23.3 million decrease in the Fiscal 2012 Quarter. The quarter over quarter decrease of $16.7 million was primarily driven by the change in the risk free rates during the Fiscal 2013 Quarter compared to the change in rates during the Fiscal 2012 Quarter. Also contributing to the quarter over quarter change was a decrease in life contingent immediate annuity reserves of $39.9 million in the Fiscal 2013 Quarter compared to a decrease of $28.9 million in the Fiscal 2012 Quarter. The quarter over quarter decrease of $11.0 million was primarily due to reserve releases from large case deaths which resulted in mortality gains of $13.1 million recognized in the Fiscal 2013 Quarter.

Partially offsetting these decreases were index credits, interest credits and bonuses of $127.7 million during the Fiscal 2013 Quarter compared to $81.0 million during the Fiscal 2012 Quarter. The increase in interest credits quarter over quarter is primarily due to first time credits on annual point to point policies on the new Prosperity Elite product line which had large sales in the Fiscal 2012 Quarter. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products.
For the Fiscal 2013 Six Months, benefits and other changes in policy reserves decreased $94.2 million, or 22.5%, to $324.5 million, from $418.7 million for the Fiscal 2012 Six Months principally due to the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. For the Fiscal 2013 Six Months, the market value option liability increased $62.1 million compared to an increase of $168.4 million for the Fiscal 2012 Six Months. The period over period decrease of $106.3 million is primarily due the greater increase in the equity markets during the Fiscal 2012 Six Months as compared to the Fiscal 2013 Six Months (increases in the S&P Index of 24.5% and 12.0%, respectively) as well as an increase in index credits on annual point to point FIA policies (index credits are paid upon option expiration and thus result in a decrease in the market value of the option liability). For the Fiscal 2013 Six Months, the present value of future credits and guarantee liability decreased $58.7 million compared to a $28.5 million decrease in the Fiscal 2012 Six Months. The period over period decrease of $30.2 million was primarily driven by the change in the risk free rates during the Fiscal 2013 Six Months compared to the change in rates during the Fiscal 2012 Quarter. Also contributing to the quarter over quarter change was a decrease in life contingent immediate annuity reserves of $35.4 million, primarily due to reserve releases from large case deaths which resulted in mortality gains of $28.3 million recognized in the Fiscal 2013 Six Months.

Partially offsetting these decreases were index credits, interest credits and bonuses of $260.9 million during the Fiscal 2013 Six Months compared to $178.4 million during the Fiscal 2012 Six Months as well as an increase in death benefits of $8.6 million. The increase in credits quarter over quarter is primarily due to first time credits on annual point to point policies on the new Prosperity Elite product line which had large sales in the Fiscal 2012 Quarter. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products.

Below is a summary of the major components included in benefits and other changes in policy reserves for the Fiscal 2013 and 2012 Quarters, and the Fiscal 2013 and 2012 Six Months:

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
FIA market value option liability change	$130.1	$130.4	$62.1	$168.4
FIA present value future credits & guarantee liability change	(40.0)	(23.3)	(58.7)	(28.5)
Index credits, interest credited & bonuses	127.7	81.0	260.9	178.4
Change in life contingent SPIA reserves	(39.9)	(28.9)	(91.4)	(56.0)
Annuity payments	51.4	58.9	111.3	121.7
Death benefits	8.7	11.9	28.4	19.8
Other policy benefits and reserve movements	2.9	11.8	11.9	14.9
Total benefits and other changes in policy reserves	$240.9	$241.8	$324.5	$418.7

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses, net of deferrals, of the Insurance segment, increased $5.0 million to $23.5 million for the Fiscal 2013 Quarter, from $18.5 million for the Fiscal 2012 Quarter principally due to $1.4 million of letter of credit fees recognized in the Fiscal 2013 quarter.

Selling, acquisition, operating and general expenses, net of deferrals, of the Insurance segment, decreased $31.1 million to $50.4 million for the Fiscal 2013 Six Months, from $81.5 million for the Fiscal 2012 Six Months principally due a $31.1 million ceding commission paid to Wilton Re primarily related to $30.5 million of investment gains realized on the securities transferred to Wilton Re on the October 17, 2011 effective date of the second acquisition-related reinsurance amendment.
Amortization of intangibles. For the Fiscal 2013 Quarter, amortization of intangibles decreased $14.1 million, or 32.8%, to $28.9 million from $43.0 million for the Fiscal 2012 Quarter primarily due to positive unlocking adjustments to the DAC and VOBA intangible assets of $14.7 million as a result of the investment portfolio trading activity during the quarter. For the Fiscal 2013 Six Months, amortization of intangibles increased $13.3 million, or 15.6%, to $98.4 million from $85.1 million for the Fiscal 2012 Six Months primarily due to amortization of acquisition costs related to new business within our Insurance Segment added since the Fiscal 2012 Six Months and from higher earnings on the FIA line of business. The increase in FIA earnings was principally due to the gains on sales of longer dated investment grade rated bonds.
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

Energy Segment

	Fiscal Quarter and Fiscal Six Months
	2013	2012	Increase / (Decrease)
Oil and natural gas revenues	$16.7	$—	$16.7
Oil and natural gas direct operating costs	8.8	—	8.8
Oil and natural gas operating margin	7.9	—	7.9
Acquisition, operating and general expenses, net of deferrals	7.4	—	7.4
Amortization of intangibles	—	—	—
Operating income - Energy segment	$0.5	$—	$0.5
Oil and natural gas production, revenues, and prices
For the period from inception to March 31, 2013, the Energy segment's production was 58.0 MBbl of oil, 54.0 MBbl of natural gas liquids and 2,733 Mmcf of natural gas. Oil and natural gas revenues were $16.7 million. The Energy segment's average sales price, excluding the impact of derivative financial instruments, was $87.41 per Bbl of oil, $37.85 per Bbl of natural gas liquids, and $3.44 per Mcf of natural gas.
Operating costs and expenses
The Energy segment's oil and natural gas operating costs for the period from inception to March 31, 2013 were $5.5 million or $1.59 per Mcfe. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. The Energy segment is currently focused on implementing programs to reduce our oil and natural gas operating costs.
Production and ad valorem taxes were $2.0 million, or $0.57 per Mcfe, for the period from inception to March 31, 2013. Gathering and transportation expenses totaled $1.4 million or $0.40 per Mcfe from inception to the period ended March 31, 2013.
The Energy segment's depletion expense for the period from inception to March 31, 2013 was $5.7 million, or $1.65 on a per Mcfe basis. Depletion expense was calculated using the unit-of-production method for the Energy segment's proved oil and natural gas properties. The Energy segment's depreciation costs for the period from inception to March 31, 2013 were $0.1 million. This depreciation relates to gas gathering assets in the East Texas/North Louisiana region. Accretion of discount on asset retirement obligations for the period from inception to March 31, 2013 was $0.3 million.
General and administrative
The Energy segment's general and administrative costs for the period from inception to March 31, 2013 were $1.1 million, or $0.31 per Mcfe. Significant components of general and administrative expense included (i) service agreement charges of $1.3 million related to accounting, legal, information technology, treasury, engineering, and other costs; (ii) Employee personnel costs of $0.6 million including salaries, bonuses, insurance and other benefits; (iii) Operator overhead reimbursements allocated to the working interest owners of our operated oil and natural gas properties of $1.1 million; and (iv) Capitalized salaries related to the Energy segment's oil and natural gas exploration and production activities of $0.1 million.

Summary of key financial data
A summary of key financial data from inception to the period ended March 31, 2013 related to our proportionate 74.5% interest in the results of operations of the EXCO/HGI Partnership reported in the Energy segment is presented below:

From Inception to the Period Ended March 31,
(dollars in millions, except per unit prices)	2013
Production:
Oil (Mbbls)	58.0
Natural gas liquids (Mbbls)	54.0
Natural gas (Mmcf)	2,773.0
Total production (Mmcfe) (1)	3,445.0
Average daily production (Mmcfe)	76.6
Revenues before derivative financial instrument activities:
Oil	$5.1
Natural gas liquids	2.0
Natural gas	9.6
Total revenues	$16.7
Oil and natural gas derivative financial instruments:
Cash settlements (payments) on derivative financial instruments	$0.6
Non-cash change in fair value of derivative financial instruments	(9.4)
Total derivative financial instrument activities	$(8.8)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$87.4
Natural gas liquids (per Bbl)	37.9
Natural gas (per Mcf)	3.4
Natural gas equivalent (per Mcfe)	4.8
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.6
Production and ad valorem taxes	0.6
Gathering and transportation	0.4
Depletion	1.7
Depreciation and amortization	—
General and administrative	0.3

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Financial Services Segment

	Fiscal Quarter			Fiscal Six Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)

Net investment income	$7.8	$0.4	$7.4	$18.4	$0.4	$18.0
Insurance and investment product fees and other	0.9	—	0.9	0.9	—	0.9
Total Financial Services segment revenues	8.7	0.4	8.3	19.3	0.4	18.9
Financial Services segment operating costs and expenses	3.5	1.2	2.3	6.8	1.4	5.4
Operating income (loss) - Financial Services segment	$5.2	$(0.8)	$6.0	$12.5	$(1.0)	$13.5

Operating Income (loss). Operating income (loss) from asset-backed loan financing and other asset-management activities in the Financial Services segment increased $6.0 million during the Fiscal 2013 Quarter to $5.2 million, from an operating loss of $0.8 million earned during the Fiscal 2012 Quarter. Operating income for the Fiscal 2013 Six Months increased $13.5 million to $12.5 million, from an operating loss of $1.0 million earned during Fiscal 2012 Six Months. The increases in operating income during the three and six months are as a result of an increase in asset-backed loans originated by the operations of Salus, from $32.8 million in the Fiscal 2012 Quarter, to $244.4 million in the Fiscal 2013 Quarter.

Also contributing to operating income in the Fiscal 2013 Quarter was increase in asset management fees earned from the Insurance segment by the operations of Five Island, a newly formed, wholly-owned asset management company, with $1.4 billion in assets under management related to the Reinsurance Transaction, as of March 31, 2013.

Corporate and Other Segment

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $15.2 million to $29.4 million for the Fiscal 2013 Quarter from $14.2 million for the Fiscal 2012 Quarter. Selling, acquisition, operating and general expenses increased $29.8 million to $50.9 million for the Fiscal 2013 Six Months from $21.1 million for the Fiscal 2012 Six Months. The $15.2 million and $29.8 million increases in corporate expenses for the Fiscal Quarter and Fiscal Six Months, respectively, is primarily due to the hiring of new personnel and an increase in bonus compensation accruals during the Fiscal 2013 Quarter and Six Months based on an increase in HGI’s net asset value ("Compensation NAV") determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further under below), acquisition-related charges for the acquisition of HGI's interest in the EXCO/HGI Partnership, and an allocation of overhead costs from Harbinger Capital Partners LLC ("Harbinger Capital"), an affiliate.
Consolidated operating costs and expenses for the remainder of Fiscal 2013 are expected to increase over the comparable six months of Fiscal 2012 as we continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at our subsidiaries.
HGI’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. HGI’s operating costs increased by approximately $6.4 million and $12.8 million for the Fiscal 2013 Quarter and Six Months, respectively, as a result of the accrual for these bonus compensation expenses. These amounts reflect the underlying performance and growth in the Compensation NAV, which has grown approximately 35.0% and 48.5% in the Fiscal 2013 Quarter and Six Months, respectively. The current results of HGI would result in a mix of cash and equity awards being paid over the next two years if the growth in Compensation NAV is sustained. If the growth in Compensation NAV is sustained, we expect the remainder of Fiscal 2013 to have approximately $22.8 million of bonus compensation expense relating to the 2013 Compensation NAV and deferred cash awards related to the 2012 Compensation NAV. In addition, we expect to recognize approximately $29.0 million of deferred bonus compensation expense in Fiscal 2014 for the 2013 Compensation NAV and deferred cash awards relating to the 2012 Compensation NAV, subject to clawback provisions if the subsequent increase in Compensation NAV does not exceed specified threshold returns.

Non-GAAP Measures
Adjusted EBITDA - Consumer Products. Spectrum Brands believes that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining Spectrum Brands’ debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s US GAAP financial results.
Adjusted EBITDA increased $4.8 million, or 3.5%, to $143.3 million for the Fiscal 2013 Quarter from $138.5 million for the Fiscal 2012 Quarter. The increase in Adjusted EBITDA was primarily a result of (i) improvements resulting from the exit of low margin products in the small appliances category of Spectrum Brands' Global Batteries and Appliances,segment, and (ii) cost improvements and operating expense reductions at Spectrum Brands' Global Pet Supplies segment. These increases where partially offset by (i) the decrease in segment profit resulting from an unfavorable product mix Spectrum Brands' Global Pet Supplies segment, and (ii) decreased sales in Spectrum Brands' Home and Garden segment resulting from unseasonably cold weather in the U.S. during the Fiscal 2013 Quarter compared to near record warm weather in the U.S. during the Fiscal 2012 Quarter.
Adjusted EBITDA decreased $0.6 million, or 0.2%, to $303.9 million for the Fiscal 2013 Six Months from $304.5 million for the Fiscal 2012 Six Months. The decrease in Adjusted EBITDA was primarily a result of (i) a decrease in segment profits at Spectrum Brands' Global Batteries and Appliances segment attributable to unfavorable product mix and pricing pressures in the U.S., and (ii) decreased sales in Spectrum Brands' Home and Garden segment resulting from unseasonably cold weather in the U.S. These decreases where partially offset by (i) increases in Spectrum Brands' Global Pet Supplies segment profit as a result of higher sales and cost improvements and operating expense reductions, and (ii) cost and operating expense improvements in Spectrum Brands' Home and Garden segment.
The table below shows the adjustments made to the reported operating income of the consumer products segment to calculate its Adjusted EBITDA:

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported operating income:	2013	2012	2013	2012
Reported operating income - consumer products segment	$52.3	$55.2	$120.4	$138.9
Add: Other expense not included above	(3.7)	2.2	(5.3)	—
Add back:
HHI Business inventory fair value adjustment	25.8	—	31.0	—
Pre-acquisition earnings of HHI Business	—	36.7	30.3	77.6
Restructuring and related charges	7.9	4.3	14.5	12.0
Acquisition and integration related charges	12.0	7.8	32.8	15.4
Venezuela devaluation	2.0	—	2.0	—
Adjusted EBIT - consumer products segment	96.3	106.2	225.7	243.9
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	15.3	9.6	26.2	18.9
Amortization of intangibles	20.1	15.8	37.2	30.4
Stock-based compensation	11.6	6.9	14.8	11.3
Adjusted EBITDA - consumer products segment	$143.3	$138.5	$303.9	$304.5

Adjusted Operating Income — Insurance. Adjusted operating income is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For the Fiscal 2013 Quarter, adjusted operating income increased $18.0 million to $31.6 million, or 132.4%, from $13.6 million for the Fiscal 2012 Quarter. This increase is primarily due to immediate annuity mortality gains of $13.1 recognized in the Fiscal 2013 Quarter caused by large case deaths, as discussed below in benefits and other changes in policy reserves. Also contributing to the quarter-over-quarter increase was the decrease in the in the fixed index annuities ("FIA") accounting mismatch as the market-related movement in the derivative liability was greater than the derivative asset market related movement in the Fiscal 2012 Quarter compared to the Fiscal 2013 Quarter.
For the Fiscal 2013 Six Months, adjusted operating income increased $26.4 million to $62.9 million, or 72.3%, from $36.5 million for the Fiscal 2012 Six Months. This increase is primarily due to immediate annuity mortality gains of $28.3 million recognized in the Fiscal 2013 Six Months caused by large case deaths, as discussed above in benefits and other changes in policy reserves.
The table below shows the adjustments made to the reported operating income of the insurance segment to calculate its adjusted operating income:

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported operating income:	2013	2012	2013	2012
Reported operating income - insurance segment	$109.4	$55.8	$273.0	$91.0
Effect of investment gains, net of offsets	(60.0)	(36.8)	(185.7)	(55.0)
Effect of change in FIA embedded derivative discount rate, net of offsets	(17.8)	(9.9)	(24.4)	(7.1)
Effects of transaction-related reinsurance	—	4.5	—	7.6
Adjusted operating income - insurance segment	$31.6	$13.6	$62.9	$36.5
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

Adjusted EBITDA - Energy. Earnings before interest, taxes, depreciation, depletion and amortization, or "EBITDA" represents net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. "Adjusted EBITDA" represents EBITDA adjusted to exclude non-recurring other operating items, accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, and stock-based compensation. We have presented EBITDA and Adjusted EBITDA because they are a widely used measure by investors, analysts and rating agencies for valuations, peer comparisons and investment recommendations. In addition, these measures are used in covenant calculations required under our credit agreement. Compliance with the liquidity and debt incurrence covenants included in these agreements is considered material to us. Our computations of EBITDA and Adjusted EBITDA may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others. EBITDA and Adjusted EBITDA are measures that are not prescribed by generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA specifically exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, we encourage investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.
The table below shows the adjustments made to the reported operating income of the EXCO/HGI Partnership to calculate its Adjusted EBITDA:

Fiscal Quarter
Reconciliation to reported operating income:	2013
Reported operating income - energy segment	$0.5
Depreciation, amortization and depletion	5.8
EBITDA - energy segment	6.3
Accretion of discount on asset retirement obligations	0.3
Realized gain on derivative financial instruments	0.6
Adjusted EBITDA - energy segment	7.2

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes (approximately $55.1 million per year), dividend payments on its Preferred Stock (approximately $33.4 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from FGL, Spectrum Brands, the EXCO/HGI Partnership and Salus.
During the first two quarters of fiscal 2013, we received $101.1 million in dividends from FGL, Spectrum and Salus ($93.0 million, $7.4 million and $0.7 million, respectively). The FGL dividend of $93.0 million includes the special dividend of $73 million paid out of the proceeds from the $300.0 million aggregate principal amount of their 6.375% senior notes. In addition, we received a benefit, in the form of a purchase price reduction of $24.2 million at the closing of the EXCO/HGI Partnership as a result of applying an economic effective date of July 1, 2012 to the transaction. We expect to receive approximately $34 million of dividends during the remainder of fiscal 2013. This includes approximately $15.2 million additional dividends for HGI’s portion of a $0.25 per share quarterly dividend to be declared by Spectrum Brands to its stockholders, $15.8 million of dividends to be paid by the EXCO/HGI Partnership and $3.0 million of dividends to be paid by Salus.
As a result, approximately $159.3 million, including the special dividend received from FGL and the purchase price reduction received at the closing of the EXCO/HGI Partnership, is expected to be received for the fiscal year ended September 30, 2013 which exceeds our expected cash requirements to satisfy interest and general and administrative expenses. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see "FGL" below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources, including from the issuance of debt and/or equity by HGI or our subsidiaries. For example, Front Street Re, Ltd. ("Front Street"), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities. HGI and FGL have also committed to provide Salus with capital and financing, in order to engage in asset based lending transactions.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At March 31, 2013, HGI’s corporate cash, cash equivalents and investments were $208.5 million.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or with terms satisfactory to HGI. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to retire or refinance our 7.875% Notes or Preferred Stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2013 through a combination of cash on hand ($77.5 million at March 31, 2013) and cash flows from operations and available borrowings under its ABL revolving credit facility (the "ABL Facility"). Spectrum Brands expects its capital expenditures for the remaining six months of Fiscal 2013 will be approximately $49.0 million to $59.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested. At March 31, 2013, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2013, Spectrum Brands expects to generate between $75.0 million and $100.0 million of foreign cash that will be repatriated for its general corporate purposes.
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
In March 2013, FGL issued $300.0 million aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. FGL expects to use the net proceeds from the issuance of the notes for general corporate purposes, to support the growth of its subsidiary life insurance company and to pay a $75.0 million dividend, of which $73 million was paid to HGI on March 28, 2013.
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

In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of March 31, 2013, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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
As of March 31, 2013 and September 30, 2012, FGL’s investment portfolio was approximately $16.7 billion and $16.6 billion, respectively, and was divided among the following asset classes (dollars in millions):

	March 31, 2013		September 30, 2012
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,418.4	8.4%	$1,027.9	6.2%
Commercial mortgage-backed securities	546.2	3.3%	553.8	3.3%
Corporates	10,791.3	64.5%	11,009.0	66.5%
Equities	255.7	1.5%	248.1	1.5%
Hybrids	466.9	2.8%	528.2	3.2%
Municipals	1,077.7	6.4%	1,224.0	7.4%
Agency residential mortgage-backed securities	126.0	0.8%	155.0	0.9%
Non-agency residential mortgage-backed securities	1,298.5	7.8%	660.6	4.0%
U.S. Government	458.5	2.7%	930.4	5.6%
Other (primarily derivatives, policy loans and other invested assets)	294.8	1.8%	219.5	1.4%
Total investments	$16,734.0	100.0%	$16,556.5	100.0%

Fixed Maturity Securities
Insurance statutes regulate the type of investments that FGL’s life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and FGL’s business and investment strategy, FGL generally seeks to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an "NRSRO") or in securities of comparable investment quality, if not rated.
 As of March 31, 2013 and September 30, 2012, FGL’s fixed maturity available-for-sale portfolio was approximately $16.2 billion and $16.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	March 31, 2013		September 30, 2012
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,396.0	8.6%	$1,842.3	11.4%
AA	2,530.1	15.6%	2,042.9	12.7%
A	4,450.4	27.5%	4,280.4	26.6%
BBB	6,184.4	38.2%	7,084.0	44.0%
BB	503.4	3.1%	459.0	2.9%
B and below	1,119.2	7.0%	380.3	2.4%
Total	$16,183.5	100.0%	$16,088.9	100.0%
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default
In November 2011, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency residential mortgage-backed securities for the 2011 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency residential mortgage-backed security owned by U.S. insurers at year end 2011 and 2010. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each residential mortgage-backed security based on each insurer’s statutory book value price. This process is used to determine the level of risk-based capital ("RBC") requirements for non-agency residential mortgage-backed securities.
The tables below present FGL’s fixed maturity securities by NAIC designation as of March 31, 2013 and September 30, 2012 (dollars in millions):

	March 31, 2013			September 30, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$8,990.2	$9,585.2	59.2%	$8,070.1	$8,634.0	53.6%
2	5,752.3	6,115.2	37.8%	6,569.1	7,047.4	43.8%
3	403.5	427.9	2.6%	381.3	386.4	2.4%
4	43.8	44.1	0.3%	8.5	8.8	0.1%
5	8.2	8.3	0.1%	8.2	8.2	0.1%
6	2.0	2.8	—%	3.8	4.1	—%
	$15,200.0	$16,183.5	100.0%	$15,041.0	$16,088.9	100.0%

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013				September 30, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	7	$20.8	$(0.2)	$20.6	6	$0.9	$(0.2)	$0.7
United States Government sponsored agencies	12	8.4	(0.1)	8.3	10	7.3	(0.1)	7.2
United States municipalities, states and territories	15	79.9	(0.8)	79.1	18	72.2	(1.1)	71.1
Corporate securities:
Finance, insurance and real estate	75	567.9	(5.2)	562.7	31	241.7	(4.9)	236.8
Manufacturing, construction and mining	20	195.7	(3.4)	192.3	10	95.6	(3.0)	92.6
Utilities and related sectors	22	92.6	(0.8)	91.8	7	48.5	(0.4)	48.1
Wholesale/retail trade	16	138.1	(0.6)	137.5	7	59.1	(1.3)	57.8
Services, media and other	20	188.5	(3.0)	185.5	4	21.9	(0.4)	21.5
Hybrid securities	1	—	—	—	8	130.7	(9.6)	121.1
Non-agency residential mortgage-backed securities	45	214.4	(2.7)	211.7	26	119.0	(4.3)	114.7
Commercial mortgage-backed securities	6	0.7	(0.5)	0.2	9	13.9	(2.4)	11.5
Asset-backed securities	21	138.8	(0.7)	138.1	17	178.9	(1.6)	177.3
Equity securities	4	51.8	(1.9)	49.9	3	45.8	(1.3)	44.5
	264	$1,697.6	$(19.9)	$1,677.7	156	$1,035.5	$(30.6)	$1,004.9

The gross unrealized loss position on the portfolio at March 31, 2013, was $19.9 million, an improvement from $30.6 million at September 30, 2012. The following is a description of the factors causing the unrealized losses by investment category as of March 31, 2013:
Corporate/Hybrid securities: Through March 31, 2013, corporate bond spreads continued to narrow. Confidence in the unfolding economic recovery along with steps that companies have taken to strengthen their balance sheets as well as maturity profiles have improved the prospects of corporate issuers. Accordingly, the prices of their securities continue to strengthen. However, the unrealized loss position in the Services, media and other category increased due to a decline in the price of bonds related to a military housing facility as the coupons reset; there are no underlying credit concerns with this issuer.  Similarly, the unrealized loss position in the Wholesale/retail trade category increased due to a decline in the price of an airline enhanced equipment trust certificate. Subsequent to March 31, 2013, the price of this security has recovered. Finance, finance-related corporates and hybrids remain the largest component of the $5.2 million unrealized loss position for corporate securities and hybrids, which in turn is the largest component of the total gross unrealized loss position. As risk premiums have narrowed and investor sentiment has improved, the total unrealized loss position has declined from the prior year and represents an even smaller percentage of the total gross loss position.
Non-agency residential mortgage-backed securities: Prices on FGL’s legacy non-agency residential mortgage-backed security positions remain below amortized cost due to continued challenges in the housing market. However, the unrealized loss position relating to this asset class has declined from $4.3 million, as of September 30, 2012, to $2.7 million, as of March 31, 2013, as the housing market recovers and as estimates of future home price appreciation improve. FGL selectively added to its non-agency residential mortgage-backed holdings during the year, focusing on NAIC-1 ratings. The decision to increase exposure to this asset class was predicated by the emerging recovery in housing fundamentals, including an increase in the number of cities that are experiencing year-over-year appreciation in home prices.

Commercial mortgage-backed securities: The portfolio’s commercial mortgage-backed security exposure is concentrated in earlier vintage and higher quality securities. As spreads narrowed, the unrealized loss position declined from $2.4 million, as of September 30, 2012, to $0.5 million, as of March 31, 2013.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of March 31, 2013 and September 30, 2012 were as follows (dollars in millions):

	March 31, 2013				September 30, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Six months or more and less than twelve months	—	—	—	—	3	2.6	0.9	(1.7)
Twelve months or greater	3	0.6	—	(0.6)	—	—	—	—
Total investment grade	3	0.6	—	(0.6)	3	2.6	0.9	(1.7)

Below investment grade:
Less than six months	1	—	—	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.8	0.5	(0.3)
Twelve months or greater	1	—	—		1	—	—	—
Total below investment grade	2	—	—	—	2	0.8	0.5	(0.3)

Total	5	$0.6	$—	$(0.6)	5	$3.4	$1.4	$(2.0)

Exposure to European Sovereign Debt
FGL had no exposure to foreign sovereign debt at March 31, 2013.
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment, FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues FGL owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At March 31, 2013 and September 30, 2012, FGL’s watch list included only 8 and 9 securities in an unrealized loss position with an amortized cost of $0.9 million and $4.0 million, unrealized losses of $0.7 million and $1.5 million, and fair value of $0.2 million and $2.5 million, respectively.

There were 8 and 9 structured securities on the watch list as of March 31, 2013 and September 30, 2012, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the March 31, 2013 carrying values were fully recoverable.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of March 31, 2013 refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
Net Investment Income and Net investment gains
For discussion regarding FGL’s net investment income and net investment gains refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding FGL’s concentration of financial instruments refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
Derivatives
For additional information regarding FGL’s derivatives refer to Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements.
FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.
FGL will also hold cash and cash equivalents received from counterparties for call option collateral, as well as Government securities pledged as call option collateral, if its counterparty’s net exposures exceed pre-determined thresholds. See Note 5, Derivative Financial Instruments, for additional information regarding FGL’s exposure to credit loss on call options.

HGI Energy and the EXCO/HGI Partnership
The EXCO/HGI Partnership's primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowing capacity under the EXCO/HGI Partnership Credit Agreement. While the EXCO/HGI Partnership believes that the existing capital resources, including cash flows from operations and borrowing capacity under the EXCO/HGI Partnership Credit Agreement, will be sufficient to conduct its operations in the foreseeable future, there are certain risks arising from the declines in oil and natural gas prices that could impact the EXCO/HGI Partnership's ability to meet debt covenants in future periods. In particular, the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and exploration expenses ("EBITDAX"), as defined in the EXCO/HGI Partnership Credit Agreement, is computed using a last quarter annualized computation of EBITDAX. After the first year of the Partnership's operations, EBITDAX is computed based on the trailing twelve month period. As a result, the EXCO/HGI Partnership's ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
The total fiscal 2013 capital budget for the EXCO/HGI Partnership is $28.4 million on a consolidated basis. The EXCO/HGI Partnership plans to run one rig in its Permian area primarily targeting the Canyon Sand formation. The capital program also includes recompletion projects in North Louisiana targeting the Hosston formation. The EXCO/HGI Partnership's program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.

The following table presents a proportionate interest in the EXCO/HGI Partnership's capital expenditures for the period from inception to March 31, 2013 and the expected capital expenditures for the remainder of 2013.

	From Inception to the Period Ended March 31,	April - September Forecast	Full Year Forecast
(in millions)	2013	2013	2013
Capital expenditures:
Development capital	$3.4	$22.9	$26.3
Gas gathering and water pipelines	—	0.2	0.2
Lease acquisitions and seismic	—	0.2	0.2
Corporate and other	0.3	1.4	1.7
Total	$3.7	$24.7	$28.4
HGI's Proportionate 74.5% Share	$2.7	$18.4	$21.1

The EXCO/HGI Partnership believes its current capital expenditure budget for 2013 will meet its operational objectives while maintaining sufficient liquidity. The following table presents HGI's proportionate interest and the consolidated EXCO/HGI Partnership's liquidity and financial position as of March 31, 2013:

	HGI's Proportionate Interest	EXCO/HGI Partnership
(in millions)	March 31, 2013	March 31, 2013
Borrowings under the EXCO/HGI Partnership Credit Agreement	$278.6	$374.0
Cash	11.1	14.9
Net debt	$267.5	$359.1
Borrowing base	$350.2	$470.0
Unused borrowing base	71.6	96.0
Unused borrowing base plus cash	82.7	110.9
Events affecting liquidity
Although weaknesses in natural gas prices continue, the EXCO/HGI Partnership believes that its capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO/HGI Partnership Credit Agreement will be adequate to execute our corporate strategies and to meet debt service obligations. The EXCO/HGI Partnership expects the natural gas markets to continue to experience an extended period of low prices due to excess supply. Accordingly, the EXCO/HGI Partnership is carefully monitoring our capital budget and may implement further initiatives to provide additional liquidity.
Other factors which could impact the EXCO/HGI Partnership's liquidity, capital resources and capital commitments in 2013 and future years include (i) the results of its ongoing drilling programs; (ii) its ability to reduce and maintain lower operating, general and administrative expenses and capital expenditure programs in response to volatile oil and natural gas prices; (iii) the percentage of its production covered by derivative financial instruments; (iv) potential acquisitions and/or sales of oil and natural gas properties or other assets; (v) reductions to its borrowing base; and (vi) its ability to maintain compliance with debt covenants as a result of volatile oil and natural gas prices.
As of March 31, 2013, the EXCO/HGI Partnership's consolidated debt was $278.6 million which consisted of its proportionate share of the EXCO/HGI Partnership Credit Agreement. The total borrowings under the EXCO/HGI Credit Agreement were $374.0 million and the borrowing base was $470.0 million. The agreement contains certain restrictions that require that the EXCO/HGI Partnership maintain certain financial covenants. However, the information related to these covenants is not complete and is qualified in its entirety by the terms of the EXCO/HGI Partnership Credit Agreement. As of March 31, 2013, the EXCO/HGI Partnership was in compliance with each of the financial covenants under EXCO/HGI Partnership Credit Agreement:

•	the EXCO/HGI Partnership's consolidated current ratio (as defined in the agreement) of 3.4 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of the fiscal quarter; and

•
the EXCO/HGI Partnership's ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) of 3.9 to 1.0 did not exceed the maximum of 4.5 to 1.0 at the end of the fiscal quarter.

While the EXCO/HGI Partnership believes its existing capital resources, including its cash flow from operations and borrowing capacity under the EXCO/HGI Partnership Credit Agreement, will be sufficient to conduct operations in the foreseeable future, there are certain risks arising from the declines in oil and natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, the ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO/HGI Partnership Credit Agreement, is computed using a last quarter annualized computation of EBITDAX. After the first year of the Partnership's operations, EBITDAX is computed based on the trailing twelve month period. As a result, the EXCO/HGI Partnership's ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
Derivative financial instruments
The EXCO/HGI Partnership uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. The EXCO/HGI Partnership does not designate these instruments as hedging instruments for financial accounting purposes and, accordingly, recognizes the change in the respective instruments’ fair value currently in earnings, as a gain or loss on oil and natural gas derivatives on financial risk management instruments.
The EXCO/HGI Partnership's production is generally sold at prevailing market prices. However, the EXCO/HGI Partnership periodically enters into oil and natural gas derivative contracts for a portion of its production when market conditions are deemed favorable and oil and natural gas prices exceed minimum internal price targets.
The EXCO/HGI Partnership's objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with its operations. The EXCO/HGI Partnership's oil and natural gas derivative instruments are currently comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. These transactions limit exposure to declines in prices, but also limit the benefits the EXCO/HGI Partnership would realize if oil and natural gas prices increase. As of March 31, 2013, the EXCO/HGI Partnership had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q3 2013	5,085	$3.72	102	$94.05
Q4 2013	5,141	$3.72	103	$94.05
Q1 2014	5,141	$3.72	103	$94.05
Q2 2014 through Q1 2015	10,877	$4.14	272	$91.87
The EXCO/HGI Partnership's natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreased in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months
Cash provided by (used in):	2013	2012	Increase / (Decrease)

Operating activities	$(87.4)	$106.3	$(193.7)
Investing activities	(1,991.6)	793.2	(2,784.8)
Financing activities	2,086.1	283.5	1,802.6
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(0.7)	(2.1)
Net increase in cash and cash equivalents	$4.3	$1,182.3	$(1,178.0)

Operating Activities
Cash used in operating activities totaled $87.4 million for the Fiscal 2013 Quarter as compared to cash provided of $106.3 million for the Fiscal 2012 Quarter. The $193.7 million decline was the result of (i) a $83.9 million increase in cash provided by the Insurance segment; (ii) a $229.8 million increase in cash used by the Corporate and Other segment; (iii) a $48.9 million increase in cash used by the Consumer Products segment; (vi) a $2.7 million increase in cash provided by the Energy segment; and (v) a $1.6 million increase in cash used by the Financial Services segment.
The $229.8 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to (i) a $140.7 million decrease in cash provided from excess of sales over purchases of trading securities acquired for resale, (ii) the non-recurrence in the Fiscal 2013 Six Months of the return of $49.3 million cash collateral posted for an FGL subsidiary in the Fiscal 2012 Six Months, (iii) a $6.9 million increase in cash bonus compensation payments made in the Fiscal 2013 Six Months, (vi) a $8.8 million increase in transaction and acquisition related expenditures, primarily resulting from the EXCO/HGI Partnership transaction. and (vii) a $2.2 million increased use of cash due to higher levels of general and administrative expenses.
The Insurance segment’s $83.9 million increase in cash provided by operating activities is primarily due to a $176.7 million decrease in transfers of cash to reinsurers relating to a reinsurance transaction in the Fiscal 2012 Six Months and a $54.1 million decrease in policy acquisition and operating expenses, partially offset by a $80.8 million increase in benefits paid and a $42.3 million decrease in investment income. The $80.8 million increase in benefits paid is Fiscal Six Months 2013 is mostly due to an increase in index credits, interest credited and bonuses, death benefits and the effects of reinsurance transactions entered into in early Fiscal 2012.
The $48.9 million increase in cash used by operating activities in the Consumer Products segment was primarily due to a $76 million use of cash for working capital, $15 million higher cash payments for acquisition and integration related activities, and $13 million higher cash payments for interest primarily due to the financing of the Hardware Acquisition. These increases in uses of cash where partially offset by $8 million lower cash payments for restructuring. The $76 million increase in cash used for working capital and other items was driven by increases in accounts receivable, increases in payroll and taxes related to incentive programs, net increase from changes in other assets and liabilities, partially offset by decreases in inventory.
Investing Activities
Cash used by investing activities was $1,991.6 million for the Fiscal 2013 Six Months, as compared to cash provided of $793.2 million for the Fiscal 2012 Six Months. The $2,784.8 million decrease in cash provided by investing activities is principally due to (i) an increase in net cash used in acquisitions of $1,718.4 million, (ii) an increase in cash used by Salus to originate $30.2 million, net, of asset-backed loans in the Fiscal 2013 Six Months and (iii) a $928.8 million decrease in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL. The $1,718.4 million increase in net cash used from acquisitions relates to the $1,266.2 million, net of cash acquired, acquisition of the HHI

Business, the $48.7 million acquisition of Shaser in the Fiscal 2013 Six Months (of which $24.4 million was paid during the Fiscal 2013 Six Months), and the $516.1 million and $97.6 million acquisitions of our equity interests in the EXCO/HGI Partnership and the shallow Cotton Valley oil and natural gas properties, as compared to the $139.4 million of net cash used from the acquisition of FURminator, Inc., net of cash acquired, and the $43.8 million acquisition of Black Flag, net of cash acquired, in the Fiscal 2012 Six Months. The $100.0 million increase in cash used by other investing activities related to a $100.0 million escrow payment for the future acquisition of TLM Taiwan, which closed on April 8, 2013, subsequent to the end of the Fiscal 2013 Quarter.
Financing Activities
Cash provided by financing activities was $2,086.1 million for the Fiscal 2013 Six Months compared to cash provided of $283.5 million for the Fiscal 2012 Six Months. The $1,802.6 million increase in cash provided by financing activities was primarily related to (i) a $2,416.3 million increase in cash provided from the proceeds of issuances of debt, (ii) the increased use of cash of $550.0 million, net, for repayment of debt, primarily relating to the $545.9 million repayment of the 10.625% Notes by HGI, including a bond call/tender premium, and the $370.2 million repayment by Spectrum Brands of its former term loan facility in the Fiscal 2013 Six Months, and cash used by FGL of $95.0 million to settle a surplus note payable and cash used by Spectrum Brands of $270.0 million to settle its prior 12% Senior Subordinated Toggle Notes due 2019, inclusive of a bond tender/call premium, in the Fiscal 2012 Six Months, (iv) an decrease in cash provided of $360.7 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL, (v) a $305.1 million increase in cash provided from the ABL Facility and the EXCO/HGI Credit Agreement, (vi) a $66.9 million decrease in cash used to purchase Spectrum Brands’ common stock by HGI, and (vii) a $1.5 million increase in cash used for dividends paid by HGI on its Preferred Stock.

Debt Financing Activities
HGI
In December 2012, we issued $700.0 aggregate principal amount 7.875% Notes and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Notes pursuant the Tender Offer for the 10.625% Notes. Additionally, we deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes for the Satisfaction and Discharge of the remaining $2.0 million aggregate principal amount of the 10.625% Notes.
As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 10.625% Notes on or about the call date of the Satisfaction and Discharge on December 21, 2012. We have a contingent obligation for payment of the 10.625% Notes were the trustee to default on its payment obligations. We believe the risk of such default is remote and therefore has not recorded a related liability. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, we recorded $58.9 million of charges to "Interest expense" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013, consisting of $45.7 million cash charges for fees and expenses related to the Tender Offer, $0.2 million cash charges related to the Satisfaction and Discharge and $13.0 million of non-cash charges for the write down of debt issuance costs and net unamortized discount.
The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain persons in offshore transactions in reliance on Regulation S under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5 million. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019, but if our Preferred Stock has not been redeemed, repurchased or otherwise retired prior to May 13, 2018; then, the 7.875% Notes will mature on May 13, 2018. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, Harbinger F&G, LLC ("HFG") and HGI Funding LLC) and our directly held cash and investment securities.
In connection with the 7.875% Note offering we recorded $20.0 million of fees during the three months ended March 31, 2013. These fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.

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
The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At March 31, 2013, we were in compliance with all covenants under the indenture governing the 7.875% Notes.
Spectrum Brands
In December 2012, Spectrum Brands assumed $520.0 million aggregate principal amount of 6.375% Senior Notes due 2020 and $570.0 million aggregate principal amount of 6.625% Senior Notes due 2022 in connection with the acquisition of the (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the HHI Business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the HHI Business. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with the new Term Loan consisting of $800.0 million term loan facility, of which $100.0 million is in Canadian dollar equivalents. A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing.
At March 31, 2013, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $795.0 million under the Term Loan, maturing December 17, 2019; (ii) $950.0 million under the 9.5% Notes, maturing June 15, 2018; (iii) $520.0 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570.0 million under the 6.625% Notes, maturing November 15, 2022; (v) $300.0 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $76.5 million under the ABL Facility, expiring May 3, 2016 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, the 6.75% Notes and the 9.5% Notes, the "Senior Credit Facilities").
At March 31, 2013, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility.
See Note 8, Debt, to our Condensed Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during the Fiscal 2013 Quarter.
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $220 million in the aggregate. This includes $90 million the 9.5% Notes, $33 million in the aggregate under the 6.375% Notes, $38 million in the aggregate under the 6.625% Notes, and approximately $20 million in the aggregate under the 6.75% Notes, and interest under Spectrum Brands' ABL Facility of $2 million. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at March 31, 2013, this also includes interest under our Term Loan of approximately $37 million. Interest on the 9.5% Notes, 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement.

Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
FGL
In March 2013, FGL issued $300.0 million of its 6.375% aggregate principal amount senior notes, due April 1 , 2021, at par value. FGL used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.
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
EXCO/HGI Partnership
At March 31, 2013, our share of the aggregate amount outstanding under EXCO/HGI Partnership Credit Agreement was $278.6 million. See the discussion above, and in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the EXCO/HGI Partnership’s debt activity during the Fiscal 2013 Quarter.
Series A and Series A-2 Participating Convertible Preferred Stock
On May 13, 2011 and August 5, 2011, we issued 280,000 shares of Series A Preferred Stock and 120,000 shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400.0 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4%, 2% or 0% dependent on whether we achieve specified rates of growth measured by increases in the Preferred Stock NAV. As previously discussed, such rate was reduced from 4% to 2% effective April 1, 2012 through September 30, 2012, and was further reduced to a zero rate of accretion subsequent to September 30, 2012. This zero rate of accretion will be effective for the remainder of Fiscal 2013, but it could increase to an annualized rate of 2% or 4% in subsequent periods based upon changes in the Preferred Stock NAV. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.

Equity Financing Activities
During the Fiscal 2013 Quarter and the Fiscal 2013 Six Months, we granted restricted stock awards representing approximately 3.3 million shares to our employees and our directors. All vesting dates are subject to the recipient's continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $27.7 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
Also during the Fiscal 2013 Quarter and the Fiscal 2013 Six Months, our Principal Stockholders sold 23.0 million of our shares of common stock, par value of $0.01 per share, in a secondary offering to the public, at a price of $7.50 per share, pursuant to an effective shelf registration statement on Form S-3. We did not sell any shares in the offering and will not receive any of the proceeds from the sale of the shares by our Principal Stockholders.

Contractual Obligations
At March 31, 2013, there have been no material changes to the contractual obligations as set forth in our Form 10-K except for: (i) our issuance of $700.0 million aggregate principal amount of the 7.875% Notes due 2019, (ii) Spectrum Brands’ issuance of respectively $520.0 million and $570.0 million aggregate principal amount of the 6.375% Notes due 2020 and 6.675% Notes due 2022, respectively, and its refinancing of its prior term loan with a new $800.0 million senior secured term loan, (iii) FGL's issuance of $300.0 million aggregate principal amount of their 6.375% Notes due 2021, (iv) HGI Energy's $278.6 million proportionate share of the EXCO/HGI Partnership Credit Agreement, and (v) the $63.5 million of unaffiliated obligation from Salus' collateralized loan obligation securitization, as discussed in Note 8, Debt, to our Condensed Consolidated Financial Statements.

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
The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the "F&G Stock Purchase Agreement") between HFG and OM Group (UK) Limited ("OMGUK") includes a Guarantee and Pledge Agreement which creates certain obligations for FGL as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
Through Salus, we enter into commitments to extend credit to meet the financing needs of its asset based lending customers upon the satisfaction of certain conditions. At March 31, 2013 the notional amount of the unfunded portion of such commitments was approximately $140.9 million, of which $11.1 million expires in one year or less, and the remainder expires between one and four years.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our Form 10-K, except for the new policies and procedures adopted during the quarter as a result of the acquisition of an equity interest in an oil and natural gas concern, and as a result of the securitization of certain asset-backed loan receivables. These additional accounting policies and procedures are detailed in Note 2, Basis of Presentation, Significant Accounting Policies and Procedures and Recent Accounting Pronouncements, included in the accompanying Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
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
Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of March 31, 2013, are all classified as trading within "Investments – Equity securities" in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.
FGL
FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of fixed indexed annuity ("FIA") contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of VOBA related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, FGL uses a portion of the deposit made by policyholders pursuant to the FIA contracts to purchase derivatives consisting of a combination of call options and future contracts on the equity indices underlying the applicable contracts. FGL’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the derivatives purchased relative to the index credits earned by the FIA contractholders. The derivatives are used to fund the FIA contract index credits and the cost of the options purchased is treated as a component of spread earnings. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a raw hedging loss. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the six months ended March 31, 2013, the annual index credits to policyholders on their anniversaries were $133.6 million. Proceeds received at expiration on options related to such credits were $111.5 million. The shortfall is funded by FGL’s investment spread earnings and futures income.

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
Interest Rate Risk
FGL
Interest rate risk is FGL’s primary market risk exposure. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of investments, as the majority of FGL’s insurance liabilities are backed by fixed maturity securities.
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
As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. These simulations enable FGL to measure the potential gain or loss in fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. The "duration" of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities.
 Spectrum Brands
Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At March 31, 2013, Spectrum Brands had no outstanding interest rate derivative instruments.

The EXCO/HGI Partnership
At March 31, 2013, the EXCO/HGI Partnership's exposure to interest rate changes related primarily to borrowings under the EXCO/HGI Partnership Credit Agreement. Interest is payable on borrowings under the EXCO/HGI

Partnership Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements. At March 31, 2013, HGI's proportionate share of outstanding borrowings under the EXCO/HGI Partnership Credit Agreement was approximately $278.6 million.
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
Commodity Price Risk
Spectrum Brands
Spectrum Brands is exposed to fluctuations in market prices for purchases of zinc used in the manufacturing process. Spectrum Brands uses commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to the anticipated purchases of the commodities. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts.

HGI Energy and the EXCO/HGI Partnership

The EXCO/HGI Partnership's objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments, and achieve a more predictable cash flow in connection with its financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits the EXCO/HGI Partnership would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of the EXCO/HGI Partnership's derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI Partnership terminates a contract prior to its expiration.
The EXCO/HGI Partnership's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.
Credit Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL's insurance operations’ portfolios of debt and similar securities. Credit risk for these portfolios is managed with reference to established credit rating agencies with limits placed on exposures to below investment grade holdings.
In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGL's policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 3, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.

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
As of March 31, 2013, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 56% of the eligible collateral for the loans. See Note 2, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of March 31, 2013, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $5.8 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $25.6 million and its derivative investments to decrease by approximately $53.8 million based on equity positions as of March 31, 2013. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.
As of March 31, 2013, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $31.9 million.
Interest Rate Risk
FGL
If interest rates were to increase one percentage point from levels at March 31, 2013, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $893.7 million. The impact on stockholders’ equity of such decrease (net of income taxes and VOBA and DAC adjustments) would be a decrease of $201.3 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at March 31, 2013, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $122.5 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

The EXCO/HGI Partnership
A one percentage point change in interest rates (100 bps) based on the variable-rate borrowings outstanding as of March 31, 2013 of $278.6 million would result in an increase or decrease in the EXCO/HGI Partnership's interest expense of $2.8 million per year. The interest the EXCO/HGI Partnership pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
As of March 31, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $26.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $24.0 million.
Commodity Price Risk
Spectrum Brands
As of March 31, 2013, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be an immaterial gain.

The EXCO/HGI Partnership
The EXCO/HGI Partnership's use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the period from inception to March 31, 2013, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $1.9 million. The ultimate settlement amount of the EXCO/HGI Partnership's outstanding derivative financial instrument contracts is dependent on future commodity prices. The EXCO/HGI Partnership may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Unless otherwise indicated in this quarterly report on Form 10‑Q (this"10-Q") or the context requires otherwise, in this 10‑Q, references to the "Company," "HGI," "we," "us" or "our" refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; "Harbinger Capital" refers to Harbinger Capital Partners LLC; "Harbinger Parties" or "Principal Stockholders" refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the "Master Fund"), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; "HGI Funding" refers to HGI Funding, LLC; "Russell Hobbs" refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; "Spectrum Brands" refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; "SBI" refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; "HFG" refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC);"Front Street" refers to Front Street Re Ltd; "Five Island" refers to Five Island Asset Management LLC (formerly, HGI Asset Management LLC); "FGL" refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; "Salus" refers to Salus Capital Partners, LLC; "Stanley Black & Decker" refers to Stanley Black & Decker, Inc.; "HHI" refers to the hardware and home improvement business Spectrum Brands acquired from Stanley Black & Decker and certain of its subsidiaries; "TLM Taiwan" refers to the Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation involved in the manufacturing of commercial and residential locksets; "Hardware Acquisition" refers to the acquisition of HHI and TLM Taiwan by Spectrum Brands; "EXCO Parent" refers to EXCO Resources, Inc.;"EXCO" refers to EXCO Parent and its subsidiary, EXCO Operating Company, LP;"HGI Energy" refers to HGI Energy Holdings, LLC; "EXCO/HGI Partnership" refers to the partnership formed in connection with the joint venture with EXCO Parent; "General Partner" refers to EXCO/HGI GP, LLC, the general partner of EXCO/HGI Partnership and "EXCO/HGI Purchase Agreement" refers to the Unit Purchase and Contribution Agreement, dated November 5, 2012 as amended, by and among HGI Energy, EXCO, and EXCO/HGI JV Assets, LLC, pursuant to which EXCO and HGI Energy formed the EXCO/HGI Partnership and the General Partner.
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our Company. Factors that could cause actual results, events and developments to differ include, without limitation the ability of our subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows, to make upstream cash distributions, capital market conditions, and HGI's and its subsidiaries' ability to identify any suitable future acquisition opportunities. Forward-looking statements include, without limitation, statements regarding: efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired businesses with ours, completing future acquisitions and dispositions, litigation, potential and contingent liabilities, management's plans, business portfolios, changes in regulations and taxes.
Forward-looking statements may be preceded by, followed by or include the words "may," "will," "believe," "expect," "anticipate," "intend," "plan," "estimate," "could," "might," "seek," "project," or "continue" or the negative or other variations thereof or comparable terminology.
We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under "Risk Factors," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

HGI
HGI's actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	limitations on our ability to successfully identify additional suitable acquisition and investment opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our debt;

•
the impact of covenants in the indenture, dated as of December 24, 2012 (the "2012 Indenture"), governing our $700 million 7.875% senior secured notes due 2019 (the "Senior Notes") and our preferred stock certificates of designation (together, the "Certificate of Designation"), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the impact of decisions by our controlling stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain controlling stockholders;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our portfolio of securities;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our ability to successfully integrate the EXCO/HGI Partnership into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands' substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands' debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands' debt instruments;

•	Spectrum Brands' ability to successfully integrate the HHI Business and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers' willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•
the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands does business;

•	changes in consumer spending preferences and demand for Spectrum Brands' products;

•	Spectrum Brands' ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands' ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands' products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands' business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands' products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;

•	the significant costs expected to be incurred in connection with the integration of Spectrum Brands and the HHI Business;

•	the risk that Spectrum Brands may become responsible for certain liabilities of the HHI Business;

•	the risk that integrating Spectrum Brands' business with that of HHI Business may divert Spectrum Brands' management's attention;

•	Spectrum Brands dedicating resources of the HHI Business to supply certain products and services to Stanley Black & Decker and its subsidiaries as required following the Hardware Acquisition;

•	general customer uncertainty related to the Hardware Acquisition;

•	the limited period of time for which Spectrum Brands has the right to use certain Stanley Black & Decker trademarks, brand names and logos; and

•	the reliance on Stanley Black & Decker and its subsidiaries for certain key services.

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	FGL's insurance subsidiaries' ability to maintain and improve their financial strength ratings;

•	FGL's and its insurance subsidiaries' potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL's ability to manage its business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

•	The impact of Covenants in the indenture governing FGL's $300 million 6.375% Senior Notes due 2021 ("FGL Notes");

•	availability of reinsurance and credit risk associated with reinsurance;

•
the accuracy of FGL's assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;

•	the impact of interest rate fluctuations on FGL;

•	FGL's ability to maintain or improve its credit ratings;

•
the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on both FGL's ability to obtain capital and the value and liquidity of FGL's investments;

•	changes in the Federal income tax laws and regulations which may affect the relative income tax advantages of FGL's products;

•	FGL's ability to defend itself against litigation (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;

•	the impact of new accounting rules or changes to existing accounting rules on FGL;

•	FGL's ability to protect its intellectual property;

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) FGL's ability to sell its products, its ability to access capital resources and the costs associated therewith, the fair value of its investments, which could result in impairments and other-than-temporary impairments, and certain liabilities, and the lapse rate and profitability of policies;

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies;

•	the impact on FGL of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

•	the impact of FGL's reinsurers, including Wilton Reassurance Company, failing to meet or timely meet their assumed obligations, increasing their reinsurance rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to FGL at consistent and economical terms;

•	FGL's ability to compete in a highly competitive industry;

•	Front Street's ability to effectively implement its business strategy, including the need for capital; and

•	the ability to obtain approval of the Maryland Insurance Administration ("MIA") and other regulatory authorities as required for FGL's operations and those of its insurance subsidiaries.

Salus
Salus' actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	Salus' ability to recover amounts that are contractually owed to it by its borrowers;

•	Salus' ability to continue to address a number of issues to implement its strategy and grow its business;

•	the impact on Salus resulting from further deterioration in economic conditions;

•	Salus' ability to compete with traditional competitors and new market entrants;

•	Salus' ability to attract and retain skilled people; and

•	Salus' ability to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions.

HGI Energy
HGI Energy's actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	fluctuations in oil and natural gas prices;

•
changes in the differential between NYMEX or other benchmark prices of oil and natural gas and the reference or regional index price used to price the EXCO/HGI Partnership's actual oil and natural gas sales;

•	the EXCO/HGI Partnership's general partner not having any of its own employees and relying on employees supplied by EXCO;

•	the failure to resolve any material disagreements with EXCO relating to the EXCO/HGI Partnership;

•	the impact of the EXCO/HGI Partnership's substantial indebtedness on its business, financial condition and results of operations;

•
the EXCO/HGI Partnership's ability to acquire or develop additional reserves, accurately evaluate reserve data or the exploitation potential of its properties, and control the development of its properties;

•
the EXCO/HGI Partnership's ability to market and sell its oil and natural gas and its exposure to the credit risk of its customers and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the ability of the EXCO/HGI's Partnership's ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry in acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to the EXCO/HGI Partnership's gathering and transportation pipelines.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Legal Proceedings
See Note 14 to the Company’s Condensed Consolidated Financial Statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended March 31, 2013.

Item 1A.	Risk Factors
When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K for the fiscal year ended September 30, 2012, and our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K, and Part II, Item 1A of our Form 10-Qs.

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
On April 22, 2013, Harbinger Capital, Harbinger Capital Partners Offshore Manager, L.L.C., Harbinger Capital Partners Special Situations GP, L.L.C., and Mr. Falcone (collectively, the “HCP Parties”), advised the Company that they had reached an agreement in principle with the enforcement staff of the United States Securities and Exchange Commission (“SEC”) regarding the settlement of all matters related to the two civil actions previously filed by the SEC against the HCP Parties in the United States District Court for the Southern District of New York.  These civil actions were previously disclosed in our prior filings with the SEC. The settlement was made without the HCP Parties admitting or denying any of the SEC's allegations.  The settlement is subject to approval by the Commissioners of the SEC and the court.  There can be no assurance that the Commissioners or the court will approve the settlement on the terms described below.
Under the settlement, Mr. Falcone may continue to own and control our Company and serve as its Chief Executive Officer and Chairman of the board.  Our Company and our subsidiaries (including, among others, Spectrum Brands Holdings, Inc., Fidelity & Guaranty Life Holdings, Inc. Five Island Asset Management LLC (“Five Island”), Salus Capital Partners LLC (“Salus”), Salus Capital Partners II LLC (“Salus II”, and together with Salus and Five Island, the “Subsidiary Advisers”), EXCO/HGI GP, LLC or Zap.Com Corporation or any of their respective subsidiaries) are not parties to the settlement and the duties and obligations described herein are the duties and obligations of the HCP Parties and not our Company or our subsidiaries. As previously disclosed, none of the SEC's actions were brought against our Company or any of our subsidiaries and the subject matter of those actions did not include any conduct involving, by, or on behalf of our Company or any of our subsidiaries.
Under the terms of the settlement, the HCP Parties, without admitting or denying any of the SEC's allegations, would consent to the entry of a final judgment that, subject to certain exceptions with respect to the Subsidiary Advisers and Harbinger Capital entities described below, bars and enjoins Mr. Falcone for a period of two years (after which Mr. Falcone may seek  the consent of the SEC to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization,” as those terms are defined in Section 3 of the Securities Exchange Act of 1934 and Section 202 of the Investment Advisers Act of 1940 (such specified entities, collectively, the “Specified Entities”). The settlement does not limit Mr. Falcone from owning or controlling our Company or from serving as an officer or director of our Company, including continuing in his role as our Chief Executive Officer and Chairman of our board.  Our Company has three indirect subsidiaries, Five Island, Salus, and Salus II, which are “investment advisers” as such term is defined in Section 202 of the Investment Advisers Act of 1940.  The settlement does not limit our Company's ability to own and control any of its subsidiaries (including the Subsidiary Advisers), nor does it limit our Company and our subsidiaries (including the Subsidiary Advisers) from pursuing their business strategies.  However, during the period of the bar, Mr. Falcone may not, other than as a result of his ownership and control of Company, engage in any actions that would result in him being an associated person of the Subsidiary Advisers, including, but not limited to, directly or indirectly: (i) performing any management functions at the Subsidiary Advisers; or (ii) making any recommendations regarding the purchase or sale of securities by the Subsidiary Advisers. In addition, during the period of the bar, in light of Mr. Falcone's role as our Chief Executive Officer and Chairman of our board, the Company and its subsidiaries are limited in their ability to acquire other Specified Entities.
During the period of the bar, Mr. Falcone may remain associated with Harbinger Capital and other Harbinger Capital entities, provided that, during such time, Mr. Falcone's association will be limited as set forth in the settlement. The HCP Parties must take all actions reasonably necessary to expeditiously satisfy all received redemption requests of investors in the Harbinger Capital funds, which may include the orderly disposition of Harbinger Capital fund assets. In addition, during the bar period, the HCP Parties and certain Harbinger Capital entities may not raise new capital or make capital calls from existing investors. The settlement requires the HCP Parties to pay disgorgement, prejudgment interest, and civil penalties totaling approximately $18 million.  In addition, for the duration of the bar, the activities of the HCP Parties at the Harbinger Capital funds, including those described in this paragraph, will be subject to the oversight of an independent monitor.
Mr. Falcone's and Harbinger Capital's reputation and access to acquisition candidates is important to the execution of our business strategy. While we expect that Mr. Falcone will devote a portion of his time to our business, he is not required to commit his full time to our affairs and will allocate his time between our operations and his other commitments in his discretion. In addition, Mr. Falcone's other business interests or legal matters, including the settlement described above, may require him to devote substantial amounts of his time to those matters or may influence his decision with respect to his and Harbinger Capital's investment in us, which could have a negative effect on our business (also see the Risk Factor in our Annual Report on Form 10-K for fiscal year ended September 30, 2012 under the heading “The Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and noteholders.  As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.”). Under the terms of an agreement with CF Turul LLC, an affiliate of Fortress Investment Group LLC (the “Fortress Purchaser”), subject to meeting certain ownership thresholds and receipt of regulatory approvals, in the event that Mr. Falcone ceases to have principal responsibility for our investments for a period of more than 90 consecutive days, other than as a result of temporary disability, and the Fortress Purchaser does not approve our proposed business continuity plan, the Fortress Purchaser may appoint such number of our directors that, when the total number of directors appointed by the Fortress Purchaser is added to the number of independent directors, that number of directors is equal to the number of directors employed by or affiliated with us or Harbinger Capital.

Risks Related to Spectrum Brands
Significant costs have been incurred in connection with the consummation of the Hardware acquisition and are expected to be incurred in connection with the integration of Spectrum and the HHI Business into a combined company, including legal, accounting, financial advisory and other costs.
Spectrum Brands' expects to incur one-time costs of approximately $15 million in connection with integrating the operations, products and personnel of Spectrum Brands and the HHI Business and TLM Taiwan acquired from Stanley Black & Decker into a combined company, in addition to costs related directly to completing the HHI Business acquisition described below. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.
In addition, Spectrum Brands expects to incur a number of non-recurring costs associated with combining our operations with those of the HHI Business, which cannot be estimated accurately at this time. Spectrum Brands expected to incur approximately $90 million of transaction fees and other costs related to the consummation of the HHI Business acquisition and related financing. Additional unanticipated costs may yet be incurred as Spectrum Brands integrates its business with the HHI Business. Although Spectrum Brands expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Spectrum Brands' operations with those of the HHI Business, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while Spectrum Brands expects to benefit from leveraging distribution channels and brand names across both companies, there can be no assurance Spectrum Brands will achieve such benefits.
Spectrum Brands may not realize the anticipated benefits of the Hardware Acquisition and may become responsible for certain liabilities.
The Hardware Acquisition involves the integration of two companies that have previously operated independently. The integration of Spectrum Brands' operations with those of HHI is expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which Spectrum Brands will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum Brands and HHI have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on Spectrum Brands' business.
In addition, in connection with the Hardware Acquisition, Spectrum Brands has assumed certain potential liabilities relating to the HHI Business. To the extent Spectrum Brands has not identified such liabilities or to the extent the indemnifications obtained from Stanley Black & Decker are insufficient to cover known liabilities, these liabilities could have a material adverse effect on Spectrum Brands' business.
Integrating Spectrum Brands' business with that of HHI Business may divert Spectrum Brands' management's attention away from operations.
Successful integration of Spectrum Brands' and the HHI Business' operations, products and personnel may place a significant burden on Spectrum Brands' management and other internal resources. The diversion of management's attention, and any difficulties encountered in the transition and integration process, could harm Spectrum Brands' business, financial conditions and operating results.
Spectrum Brands will supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the Hardware

Acquisition. Spectrum Brands' provision of products and services under these agreements will require Spectrum Brands to dedicate resources of the HHI Business and may result in liabilities to Spectrum Brands.
Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business that Spectrum Brands will be acquiring or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the Hardware Acquisition at facilities operated by the HHI Business and maintained by Spectrum Brands pursuant to certain specifications. Spectrum Brands and Stanley Black & Decker have entered into supply agreements (each, a "Supply Agreement"), whereby Spectrum Brands will provide Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This will require Spectrum Brands to dedicate resources of the HHI Business towards the provision of these products and services and may result in liabilities to it. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the Hardware Acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.
As a result of the Hardware Acquisition, Spectrum Brands may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.
Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of the Hardware Acquisition, Spectrum Brands' current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect Spectrum Brands' ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on Spectrum Brands' business after consummation of the Hardware Acquisition. In addition, Spectrum Brands currently does not maintain "key person" insurance covering any member of its management team.
General customer uncertainty related to the Hardware Acquisition could harm Spectrum Brands.
Spectrum Brands' customers may, in response to the consummation of the Hardware Acquisition, delay or defer purchasing decisions. If Spectrum Brands' customers delay or defer purchasing decisions, its revenues could materially decline or any anticipated increases in revenue could be lower than expected.
Spectrum Brands only has the right to use certain Stanley Black & Decker trademarks, brand names and logos for a limited period of time. If Spectrum Brands fails to establish in a timely manner a new, independently recognized brand name with a strong reputation, its revenue and profitability could decline.
In connection with Spectrum Brands' acquisition of HHI, it received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing its products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted Spectrum Brands the right to use the "Stanley" and "Black & Decker" marks and logos, and certain other marks and logos, for up to five years after the acquisition of HHI in connection with certain products and services. When Spectrum Brands' right to use the Stanley Black & Decker trademarks, brand names and logos expires, it may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to its new brand, its reputation among its customers could be adversely affected, and its revenue and profitability could decline.
Spectrum Brands will rely on Stanley Black & Decker and its subsidiaries to provide it with certain key services for its business pursuant to the terms of certain transition services agreements for limited transition periods. If Stanley Black & Decker and its subsidiaries fail to perform their obligations under these agreements or if Spectrum Brands does not find equivalent replacement services, Spectrum Brands may be unable to provide these services or implement substitute arrangements on a timely and cost‑effective basis on terms favorable to it, or at all.
Certain key services are currently provided to the HHI Business by Stanley Black & Decker and its subsidiaries, including services related to treasury, accounting, risk management, payroll, sourcing, sales and support, information technology, and employee benefit plans. Spectrum Brands and Stanley Black & Decker have entered into a Transition Services Agreement (the "Transition Services Agreement"), whereby Stanley Black & Decker and its subsidiaries will provide the HHI Business with certain of these key services for an initial transition period of generally six months, though the initial transition period of certain services is longer, and the provision of each service may be extended at an increased cost to Spectrum Brands. In some cases, such services will be provided on a more limited basis than the HHI Business had received previously. Spectrum Brands believes it is necessary for Stanley Black & Decker and its subsidiaries to provide these services to the HHI Business to facilitate the efficient operation of Spectrum Brands' business as it goes through the transition and integration process. Once the transition periods specified in the Transition Services Agreements have expired, or if Stanley Black & Decker and its subsidiaries fail to perform their obligations under the Transition Services Agreements, Spectrum Brands will be required to extend the provision of services under such agreements at an increased cost to it, to provide these services itself or to obtain substitute arrangements with third parties. After the applicable transition period, Spectrum Brands may be unable to provide these services internally because of financial or other constraints or be unable to implement substitute arrangements on a timely and cost-effective basis on terms that are favorable to it, or at all.

Risk Factors related to FGL

Covenants in the indenture governing the FGL Notes limit its financial and operating flexibility and FGL may incur additional debt, which could increase the risk associated with its indebtedness.

Covenants in the indenture governing the FGL Notes could have adverse consequences for its business, and may:

•
require it to dedicate a large portion of its cash flow to pay principal and interest on its indebtedness, which will reduce the availability of its cash flow to fund working capital, capital expenditures, and other business activities and may reduce or delay investments;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	restrict its ability to make dispositions or exploit business opportunities;

•	place it at a competitive disadvantage compared to its competitors that have less debt; and

•	limit its ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

FGL's ability to make scheduled payments on or to refinance its debt obligations depends on its financial condition and operating performance. If FGL's cash flow and capital resources are insufficient to fund its obligation, FGL could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. If FGL's financial condition and operating performance are adversely affected, this may result in FGL being unable to make future dividend payments to HGI.

FGL depends on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
FGL is highly dependent on the efforts of its senior management team and other key personnel. FGL's the business, financial condition and results of operations could be materially adversely affected following the loss any of these persons if it is unable to attract and retain qualified replacements.

Risks Related to EXCO/HGI Partnership

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
Changes in the differential between NYMEX or other benchmark prices of oil and natural gas and the reference or regional index price used to price the EXCO/HGI Partnership's actual oil and natural gas sales could have a material adverse effect on the results of operations and financial condition of the EXCO/HGI Partnership.
The reference or regional index prices that EXCO has historically used, and that the EXCO/HGI Partnership has begun to use, to price the EXCO/HGI Partnership's oil and natural gas sales sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price references in a sales contract is called a differential. We cannot accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price references in the EXCO/HGI Partnership's sales contracts could have a material adverse effect on the EXCO/HGI Partnership's results of operations, cash flows and financial condition.
There are risks associated with the EXCO/HGI Partnership's drilling activity that could impact the results of our operations.
Drilling involves numerous risks, including the risk that the EXCO/HGI Partnership will not encounter commercially productive oil or natural gas reservoirs. The EXCO/HGI Partnership is expected to incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology will not allow the EXCO/HGI Partnership to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. EXCO has historically experienced, and the EXCO/HGI Partnership may in the future experience, some delays in contracting for drilling rigs, and obtaining fracture stimulation crews and materials, which result in increasing costs to drill wells. All of these risks could adversely affect the EXCO/HGI Partnership's results of operations, cash flows and financial condition.
Because of the current economic climate, certain planned pipeline projects for the Haynesville/Bossier shale areas may not occur because the prospective owners of these pipelines may be unable to secure the necessary financing. In addition, capital constraints could limit the EXCO/HGI Partnership's ability to build intrastate gathering systems necessary to transport its natural gas to interstate pipelines. In such event, this could result in wells being shut in awaiting a pipeline connection or capacity and/or natural gas being sold at much lower prices than those quoted on NYMEX or than we currently project, which would adversely affect the EXCO/HGI Partnership's results of operations.
The General Partner will not have any of its own employees, but instead will have employees supplied by EXCO, either dedicated to the needs of the EXCO/HGI Partnership or shared with EXCO ; the supply of competent, knowledgeable and competitive employees, including members of management, is critical for the success of the EXCO/HGI Partnership.
Pursuant to the terms of the joint venture transaction, EXCO will supply to the General Partner of the EXCO/HGI Partnership certain employees that will be dedicated to the needs of the EXCO/HGI Partnership, and will also share certain employees with the EXCO/HGI Partnership to fill other needs. The General Partner, therefore, will not employ any of its own personnel. While HGI Energy will participate in the decision-making of the EXCO/HGI Partnership as members of the board of directors of the General Partner and have certain rights regarding dedicated and shared employees who perform services for the EXCO/HGI Partnership, it will rely to an extent on the decisions of EXCO's employees, including those of management, for the day-to-day operations of the EXCO/HGI Partnership. EXCO's failure to provide competent and competitive employees, including members of management, could adversely affect the business, cash flows, financial performance and results of operations of the EXCO/HGI Partnership.
EXCO/HGI Partnership is highly dependent on the efforts of senior management team and other key personnel dedicated to its business. EXCO/HGI Partnership's the business, financial condition and results of operations could be materially adversely affected following the loss any of such persons if it is unable to attract and retain qualified replacements.
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
Each of EXCO and HGI Energy will have an initial 50.0% interest in the General Partner of the EXCO/HGI Partnership. In addition, EXCO will serve as operator of the EXCO/HGI Partnership's oil and gas properties. We will depend on EXCO in many ways for the success of the EXCO/HGI Partnership, such as for performance of its duties as a prudent operator or to make agreed payments of substantial carried costs pertaining to the EXCO/HGI Partnership and its share of capital and other costs of the EXCO/HGI Partnership. EXCO's performance of these obligations or the ability of EXCO to meet its obligations under these arrangements is outside our control. If EXCO does not meet or satisfy its obligations under the operating and other service agreements with the EXCO/HGI Partnership, the performance and success of the EXCO/HGI Partnership, and its value to us, may be adversely affected. If EXCO, or any future operator (if any) of EXCO/HGI Partnership's properties is unable to meet its obligations, the EXCO/HGI Partnership may be forced to undertake the obligations itself and/or incur additional expenses and delays in order to have some other party perform such obligations.

In such cases we may also be required to enforce our rights, which may cause disputes among our operator and us. If any of these events occur, they may adversely impact us, the EXCO/HGI Partnership, and its or our financial performance and results of operations.
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

•
disputes between us and EXCO may result in litigation or arbitration that would increase expenses, delay or terminate projects and prevent the employees, officers and directors of the General Partner of the EXCO/HGI Partnership from focusing their time and effort on its business;

•
the possibility that EXCO might become insolvent or bankrupt, which may result in its removal from the joint venture or failure to perform and may result in HGI Energy having to pay EXCO's share of joint venture liabilities in order to operate the EXCO/HGI Partnership;

•	the possibility that the EXCO/HGI Partnership may incur liabilities as a result of an action taken by EXCO, which would reduce the value of our interests in the EXCO/HGI Partnership;

•
that under certain circumstances, neither EXCO nor us has the power to control the EXCO/HGI Partnership, and an impasse could be reached which might have a negative influence on our investment in the joint venture; and

•
EXCO may decide to sell its interest in the EXCO/HGI Partnership or resign as operator of the EXCO/HGI Partnership and we may be unable to, or be unable to timely, replace EXCO or raise the necessary financing to purchase EXCO's interest.

The failure to resolve disagreements with EXCO could adversely affect the business of the EXCO/HGI Partnership, which would in turn negatively affect the EXCO/HGI Partnership's results of operations, cash flows and financial condition. See "Risk Factors-Risks Related to HGI-Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner's financial condition and disputes between us and our partners" in our Form 10‑K.
The EXCO/HGI Partnership has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.
The EXCO/HGI Partnership entered into a credit agreement with a borrowing base of $470.0 million, and as of March 31, 2013, $374.0 million was drawn under the credit agreement, with $278.6 million being our proportionate share. To service its indebtedness, the EXCO/HGI Partnership will be required to generate a significant amount of cash. The EXCO/HGI Partnership's ability to generate cash depends on many factors beyond its control, and any failure to meet its debt obligations could harm its business, financial condition and results of operations. In particular, the EXCO/HGI Partnership's reserves, borrowing base, production and cash flows can be negatively impacted by declines in natural gas prices. If the EXCO/HGI Partnership's operating cash flow and other capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, such credit agreement contains affirmative and negative covenants imposing operating and financial restrictions on the EXCO/HGI Partnership's business, including restrictions on, among other things, asset dispositions, mergers and acquisitions, dividends, other restricted payments, indebtedness, loans and investments, liens, affiliate transactions and amendments to organizational documents. The credit agreement also requires the satisfaction of certain financial tests, including, among other things, a minimum consolidated current ratio and a maximum consolidated leverage ratio.
The EXCO/HGI Partnership may be unable to acquire or develop additional reserves, which would reduce its revenues and access to capital.
The long-term success of the EXCO/HGI Partnership will depend upon its ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Pursuant to the transaction agreements, upon consummation of the transaction, the EXCO/HGI Partnership will be granted rights of first refusal to certain oil and gas acquisitions or dispositions planned by either us or EXCO. However, such rights terminate after, among other things, a change of control of either party, if EXCO no longer serves as operator of the EXCO/

HGI Partnership assets, or if either party disposes of its interest in the EXCO/HGI Partnership. Additional factors that may hinder the EXCO/HGI Partnership's ability to acquire or develop additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale. If the EXCO/HGI Partnership is unable to conduct successful development activities or acquire properties containing proved reserves, its total proved reserves will generally decline as a result of production. Also, its production will generally decline. In addition, if the EXCO/HGI Partnership's reserves and production decline, then the amount it will be able to borrow under its credit agreement will also decline. The EXCO/HGI Partnership may be unable to locate additional reserves, drill economically productive wells or acquire properties containing proved reserves.
Development and exploration drilling and strategic acquisitions are the main methods of replacing reserves. However, development and exploration drilling operations may not result in any increases in reserves for various reasons. The EXCO/HGI Partnership's future oil and natural gas production depends on its success in finding or acquiring additional reserves. If it fails to replace reserves through drilling or acquisitions, its level of production and cash flows will be adversely affected.
The EXCO/HGI Partnership may not identify all risks associated with the acquisition of oil and natural gas properties, and any indemnifications it receives from sellers may be insufficient to protect it from such risks, which may result in unexpected liabilities and costs to it.
It is expected that the EXCO/HGI Partnership will acquire additional oil and natural gas properties in the pursuit of its business strategy. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental risks and liabilities, potential tax and Employee Retirement Income Security Act ("ERISA"), liabilities, and other liabilities and other similar factors. As is common in the industry and depending on the size of the acquisition, it may not be feasible for the EXCO/HGI Partnership to review in detail every individual property involved in an acquisition. For example, for larger acquisitions, the review efforts of the EXCO/HGI Partnership may be focused on the higher-valued properties. Even a detailed review of properties and records may not reveal material existing or potential issues or provide the EXCO/HGI Partnership with sufficient information to assess fully their deficiencies and capabilities. Such issues, including deficiencies in the mechanical integrity of equipment or environmental conditions, may require significant remedial expenditures and could result in material liabilities and costs that negatively impact the EXCO/HGI Partnership's results of operations, cash flow and financial condition.
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
The future success of the EXCO/HGI Partnership will depend on the success of its acquisition, exploration, development and exploitation activities. The EXCO/HGI Partnership's decisions to purchase, explore, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations, which could significantly reduce the EXCO/HGI Partnership's ability to generate cash needed to service its debt, to fund its capital program and other working capital requirements and to pay distributions to us.
The EXCO/HGI Partnership may encounter obstacles to marketing its oil and natural gas, which could adversely impact its revenues.
The EXCO/HGI Partnership has entered into an agreement pursuant to which EXCO will market and sell the EXCO/HGI Partnership's oil and natural gas. The effective marketing and sale of the EXCO/HGI Partnership's oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities. The EXCO/HGI Partnership will be primarily dependent upon third parties, including an affiliate of EXCO, to transport its products. Transportation space on the gathering systems and pipelines to be used for the EXCO/HGI Partnership's oil and natural gas is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Historically, EXCO has experienced production curtailments in East Texas/North Louisiana resulting from capacity restraints, offsetting fracturing stimulation operations and short term shutdowns of certain pipelines that the EXCO/HGI Partnership will acquire for maintenance purposes. As a result, EXCO has begun to shut in production on adjacent wells when conducting completion operations. Due to the high production capabilities of these wells, these volumes can be significant. In addition, the EXCO/HGI Partnership's access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond the EXCO/HGI Partnership's control. If market factors dramatically change, the impact on the EXCO/HGI Partnership's revenues could be substantial and could adversely affect its ability to produce and market oil and natural gas, which would negatively impact the EXCO/HGI Partnership's results of operation, cash flows and financial condition.
The EXCO/HGI Partnership cannot completely control the development of its properties that are not operated by EXCO, which may adversely affect its production, revenues and results of operations.
All of the EXCO/HGI Partnership's wells being contributed to the EXCO/HGI Partnership will be operated by either EXCO pursuant to contract operating agreements, or by third parties other than EXCO. As a result, the success and timing of the EXCO/HGI Partnership's drilling and development activities on its properties, particularly those operated by third parties, will depend upon a number of factors outside of the EXCO/HGI Partnership's control, including:

•	the timing and amount of capital expenditures;

•	the operators' expertise and financial resources;

•	the approval of other participants in drilling wells; and

•	the selection of suitable technology.
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
The EXCO/HGI Partnership's estimates of oil and natural gas reserves will involve inherent uncertainty, which could materially affect the quantity and value of its reported reserves, its financial condition and the value of our interest therein.
Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, the estimates are inherently imprecise evaluations of reserve quantities and future net revenue. The actual future production, revenues, taxes, development expenditures, operating expenses and quantities of the EXCO/HGI Partnership's recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves, or the amount of PV-10 and Standardized Measure of the reserves, and the EXCO/HGI Partnership's financial condition. In addition, the EXCO/HGI Partnership's reserves, the amount of PV-10 and Standardized Measure, may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for the EXCO/HGI Partnership's production can adversely impact the estimated volumes and values of its reserves. Similarly, a decline in market prices for oil or natural gas may adversely affect its PV-10 and Standardized Measure. Any of these negative effects on the EXCO/HGI Partnership's reserves or PV-10 and Standardized Measure may decrease the value of our interest in the EXCO/HGI Partnership or its ability to pay distributions to us.
The EXCO/HGI Partnership will be exposed to operating hazards and uninsured risks that could adversely impact its results of operations and cash flow.
The EXCO/HGI Partnership's operations is subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fires, explosions and blowouts;

•	pipe failures;

•	abnormally pressured formations; and

•
environmental accidents such as spills, leaks, ruptures or discharges of natural gas, natural gas liquids, oil, process water, well fluids or other hazardous substances into the environment (including impacts to groundwater).

These events may result in substantial losses to the EXCO/HGI Partnership from:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	environmental clean-up responsibilities;

•	regulatory investigation;

•	penalties and suspension of operations; or

•	attorneys' fees and other expenses incurred in the prosecution or defense of litigation.
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
The EXCO/HGI Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations.
The EXCO/HGI Partnership's oil and natural gas development and production operations is subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, it must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. The EXCO/HGI Partnership may incur substantial costs in order to comply with these existing laws and regulations. In addition, such costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to the EXCO/HGI Partnership's operations.
The EXCO/HGI Partnership's business will be subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production and sale of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the EXCO/HGI Partnership's results of operations, cash flows and financial condition.
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
President Obama's proposed fiscal year 2011, fiscal year 2012, fiscal year 2013 and fiscal year 2014 Budgets included proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies such as the EXCO/HGI Partnership. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the associated tax benefits otherwise available to EXCO and HGI, the partners of the EXCO/HGI Partnership. Consequently, such changes could materially reduce the net return on investment from the EXCO/HGI Partnership.

Climate change regulations could result in increased operating costs and reduced demand for the EXCO/HGI Partnership's oil and natural gas production.
GHGs, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, may be contributing to the warming of the Earth's atmosphere, resulting in climatic changes. Federal, state and regional initiatives to reduce GHG emissions may adversely affect the EXCO/HGI Partnership's operations. For example, the EPA's so-called GHG tailoring rule imposes federal prevention of significant deterioration (PSD) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Such permitting requirements could require the EXCO/HGI Partnership to install controls or implement other measures to reduce GHG emissions from new or modified sources. In addition, the EPA requires certain petroleum and natural gas sources to monitor, document and annually report their GHG emissions. These existing requirements, or any future GHG laws, regulations or permit requirements, could result in increased compliance costs or reduced demand for the EXCO/HGI Partnership's oil and gas production, which could negatively affect the EXCO/HGI Partnership's results of operations, cash flows and financial condition.
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
In addition, the EXCO/HGI Partnership could incur substantial expenditures to comply with current or future environmental laws, regulations and permits. Such environmental requirements have grown more stringent over time. For example, federal and state regulators have become increasingly focused on air emissions associated with the oil and gas industry. On August 16, 2012, the EPA published a rule that subjects oil and gas operations to new and amended requirements under both the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs of the Clean Air Act ("CAA"). Among other things, the revised requirements imposed emission reduction measures on natural gas processing plants and other oil and gas operations, added reduced emission completion standards applicable to hydraulically fractured gas wells and established maximum achievable control technology standards for certain glycol dehydrators and storage vessels. These requirements will result in increased operating and compliance costs and increased regulatory burdens.
The liabilities and expenditures of the EXCO/HGI Partnership relating to environmental matters could have a material adverse effect on the EXCO/HGI Partnership's results of operations, cash flows and financial condition.
The EXCO/HGI Partnership may experience a financial loss if any of its significant customers fail to pay it for its oil or natural gas.
The EXCO/HGI Partnership's ability to collect the proceeds from the sale of oil and natural gas from its customers will depend on the payment ability of its customer base, which includes several significant customers. If any one or more of its significant customers fails to pay it for any reason, the EXCO/HGI Partnership could experience a material loss. In addition, in recent years, it has become more difficult for oil and gas producers to maintain and grow a customer base of creditworthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for oil and natural gas production. As a result, the EXCO/HGI Partnership may experience a material loss as a result of the failure of its customers to pay it for prior purchases of its oil or natural gas.
Competition in the EXCO/HGI Partnership's industry is intense and it may be unable to compete in acquiring properties, contracting for drilling equipment and hiring experienced personnel.
The oil and natural gas industry is highly competitive. EXCO/HGI Partnership faces strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and headcount substantially larger than the EXCO/HGI Partnership's. As a result, the EXCO/HGI Partnership's competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than the EXCO/HGI Partnership's financial or personnel resources will permit. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant expense/cost increases. The EXCO/HGI Partnership may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. We are unable to predict when, or if, such shortages may again occur or how such shortages and price increases will affect the EXCO/HGI Partnership's development and exploitation program. Although EXCO will provide certain operating and administrative services to us, competition has also been strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. The EXCO/HGI Partnership may be outbid by competitors in its attempts to acquire properties or companies. All of these challenges could make it more difficult to execute the EXCO/HGI Partnership's growth strategy.
If pipelines or other facilities interconnected to the EXCO/HGI Partnership's gathering and transportation pipelines become unavailable to transport or process natural gas, the EXCO/HGI Partnership's revenues and cash flow could be adversely affected.
The EXCO/HGI Partnership has entered into a contract with TGGT Holdings, LLC ("TGGT"), an affiliate of EXCO and another third party, and other third parties to obtain access to pipelines and other facilities for the gathering and transportation of its oil and natural gas. Much of the natural gas transported by the EXCO/HGI Partnership's pipelines must be treated or processed before delivery into a pipeline for natural gas. If the processing and treating plants to which the EXCO/HGI Partnership delivers natural gas were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, the EXCO/HGI Partnership's customers would be unable to deliver natural gas to end markets.
The EXCO/HGI Partnership operates in a litigious environment.
The EXCO/HGI Partnership operates in a litigious environment in which any constituent could bring suit regarding existing or planned operations of the EXCO/HGI Partnership or allege a violation of an existing contract or applicable law. Any such action could delay the commencement of planned operations or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could the EXCO/HGI Partnership incur significant legal and support expenses in defending its rights, but halting existing production or delaying planned operations could impact its future operations and financial condition. Such legal disputes can also distract management and other personnel from their primary responsibilities.
The EXCO/HGI Partnership's business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
As an oil and natural gas producer, the EXCO/HGI Partnership faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of the EXCO/HGI Partnership's or EXCO's management and other personnel; threats to the security of the EXCO/HGI Partnership's facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although the EXCO/HGI Partnership plans to utilize various procedures and controls to monitor these threats and mitigate its exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to the EXCO/HGI Partnership's operations and could have a material adverse effect on its reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage the EXCO/HGI Partnership's reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Risks Related to Front Street's Business

There can be no assurance that Front Street will be able to effectively implement its business strategy or that its business will be successful.
Front Street is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. In addition, Front Street Re (Cayman) Ltd. ("Front Street Cayman") was formed in October 2012 in the Cayman Islands to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.

On December 31, 2012, FGL entered into a coinsurance agreement (the "Reinsurance Agreement") with Front Street Cayman, an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman will reinsure approximately 10%, or approximately $1.5 billion of FGL's policy liabilities. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island entered into an investment management agreement (the "IMA"), pursuant to which Five Island will manage the assets securing Front Street Cayman's reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account will be invested in accordance with FGL's existing guidelines. To date, neither Front Street nor Front Street Cayman have entered into any reinsurance contracts with third‑parties. There can be no assurance that Front Street or Front Street Cayman will be able to successfully enter into reinsurance transactions, that such transactions will be successful, or that Front Street or Front Street Cayman will be able to achieve their anticipated investment returns.
In order to operate its business, Front Street and Front Street Cayman will be subject to capital and other regulatory requirements and a highly competitive landscape. In addition, Front Street and Front Street Cayman will be subject to many of the risks associated with an insurance business and managing of assets, including, among other things, any of the following which could negatively impact their ability to implement their respective business strategy successfully: (i) failure to accurately assess the risks associated with the businesses that they will reinsure, (ii) inability to successfully implement their investment strategy, especially with respect to riskier, below-investment grade securities, (iii) failure to obtain desirable financial strength ratings or any subsequent downgrade or withdrawal of any of their financial strength ratings, (iv) exposure to credit risk associated with brokers with whom they will conduct business, (v) failure of the loss limitation methods that they employ to mitigate its loss exposure, (vi) the ability to attract qualified personnel and the possible loss of key personnel, (vii) unfavorable changes in applicable laws or regulations, (viii) inability to provide collateral to ceding companies or otherwise comply with U.S. insurance regulations, (ix) inability to gain or obtain market position, (x) operational risks associated with, among other things, employee and contractor conduct, operational errors, system malfunctions and cyber-security incidents, (xi) exposure to litigation and (xii) reputation of HGI and its management. Moreover, Front Street's and Front Street Cayman's ability to pay dividends will depend on their performance and will be subject to regulatory limitations. To maintain capital for regulatory purposes or to maintain its ratings, we may be required to invest additional capital in Front Street or Front Street Cayman.

Five Island's lack of operating history makes it difficult for us to evaluate its future business prospects. There is no assurance that the investments that Five Island makes will result in profits.

Pursuant to the IMA, Five Island manages the assets securing Front Street Caymans' reinsurance obligations under the Cayman Reinsurance Agreement, which assets are held by FGL Insurance in a segregated funds withheld account. Five Island has limited operating history and the successful investment of the assets it manages, including the assets securing Front Street Caymans' reinsurance obligations under the Cayman Reinsurance Agreement, will depend on many factors, including without limitation, the skills of the Five Island investment professionals, market conditions, applicable investment guidelines and other business risks and uncertainties associated with an investment vehicle. Accordingly, no assurance may be provided that Five Island will be successful in managing its assets, achieving its investment objectives or that the value of Five Island's assets will not decline substantially.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

2.1
First Amendment to Unit Purchase and Contribution Agreement and Closing Agreement, dated as of February 14, 2013, by and among EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC, and HGI Energy Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.2
Purchase and Sale Agreement, dated as of February 14, 2013, by and between BG US Production Company, LLC and EXCO Operating Company, LP (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.3
Letter Agreement, dated as February 14, 2013, by and among, EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC, EXCO/HGI GP, LLC, and EXCO/HGI Production Partners, LP (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.4
First Amendment to Purchase and Sale Agreement, dated as of March 5, 2013, by and among EXCO/HGI JV Assets, LLC and BG US Production Company, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 7, 2013 (File No. 1-4219)).

10.1
Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP, effective as of February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

10.2
Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC, effective as of February 14, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

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

HARBINGER GROUP INC. (Registrant)

Dated:	May 9, 2013	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)