Form 10-Q
period 2013-06-30
HARBINGER GROUP INC.
filed 2013-08-09
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
There were 144,028,151 shares of the registrant’s common stock outstanding as of August 5, 2013.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$15,578.3	$16,088.9
Equity securities	337.0	394.9
Derivatives	227.4	200.7
Asset-backed loans	430.2	180.1
Other invested assets	27.6	53.8
Total investments	16,600.5	16,918.4
Cash and cash equivalents	1,243.7	1,470.7
Receivables, net	611.3	414.4
Inventories, net	707.3	452.6
Accrued investment income	159.9	191.6
Reinsurance recoverable	2,371.0	2,363.1
Deferred tax assets	279.9	312.7
Properties, including oil and natural gas properties, net	999.4	221.6
Goodwill	1,470.2	694.2
Intangibles, including DAC and VOBA, net	2,649.9	1,988.5
Other assets	271.9	172.6
Total assets	$27,365.0	$25,200.4

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$15,342.6	$15,290.4
Future policy benefits	3,576.2	3,614.8
Liability for policy and contract claims	66.9	91.1
Funds withheld from reinsurers	39.5	54.7
Total insurance reserves	19,025.2	19,051.0
Debt	4,554.3	2,167.0
Accounts payable and other current liabilities	843.4	754.2
Equity conversion feature of preferred stock	147.3	232.0
Employee benefit obligations	114.1	95.1
Deferred tax liabilities	508.4	382.4
Other liabilities	439.6	600.6
Total liabilities	25,632.3	23,282.3

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	325.4	319.2

Harbinger Group Inc. stockholders' equity:
Common stock	1.4	1.4
Additional paid-in capital	834.3	861.2
Retained earnings (Accumulated deficit)	9.7	(98.2)
Accumulated other comprehensive income	140.0	413.2
Total Harbinger Group Inc. stockholders' equity	985.4	1,177.6
Noncontrolling interest	421.9	421.3
Total permanent equity	1,407.3	1,598.9
Total liabilities and equity	$27,365.0	$25,200.4

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Revenues:
Net consumer product sales	$1,089.8	$824.8	$2,947.8	$2,419.9
Oil and natural gas	37.8	—	54.5	—
Insurance premiums	19.0	12.1	46.9	42.2
Net investment income	189.6	179.2	539.7	539.0
Net investment gains (losses)	58.3	(12.9)	411.5	254.6
Insurance and investment product fees and other	16.1	9.0	44.4	28.2
Total revenues	1,410.6	1,012.2	4,044.8	3,283.9
Operating costs and expenses:
Consumer products cost of goods sold	707.0	533.1	1,954.0	1,584.1
Oil and natural gas direct operating costs	18.1	—	26.9	—
Benefits and other changes in policy reserves	107.2	141.0	431.7	559.7
Selling, acquisition, operating and general expenses	310.7	213.6	879.6	692.4
Amortization of intangibles	85.0	43.0	220.6	158.5
Total operating costs and expenses	1,228.0	930.7	3,512.8	2,994.7
Operating income	182.6	81.5	532.0	289.2
Interest expense	(83.9)	(54.4)	(302.7)	(194.4)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	52.6	(125.5)	81.9	(124.0)
Gain on contingent purchase price reduction	—	—	—	41.0
Other income (expense), net	4.2	(17.5)	(7.7)	(26.0)
Income (loss) from continuing operations before income taxes	155.5	(115.9)	303.5	(14.2)
Income tax expense (benefit)	36.8	(5.8)	167.2	50.6
Net income (loss)	118.7	(110.1)	136.3	(64.8)
Less: Net income (loss) attributable to noncontrolling interest	15.1	25.0	(8.1)	18.8
Net income (loss) attributable to controlling interest	103.6	(135.1)	144.4	(83.6)
Less: Preferred stock dividends and accretion	12.0	14.0	36.3	45.6
Net income (loss) attributable to common and participating preferred stockholders	$91.6	$(149.1)	$108.1	$(129.2)

Net income (loss) per common share attributable to controlling interest:

Basic	$0.45	$(1.07)	$0.54	$(0.93)
Diluted	$0.25	$(1.07)	$0.30	$(0.93)

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Net income (loss)	$118.7	$(110.1)	$136.3	$(64.8)

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(7.8)	(34.1)	(25.4)	(30.5)
Net unrealized gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	3.2	3.2	4.6	0.4
Net reclassification adjustment for losses included in net income	(0.5)	(0.3)	(0.1)	3.2
Changes in derivative instruments after reclassification adjustment	2.7	2.9	4.5	3.6
Changes in deferred income tax asset/liability	(0.4)	(1.9)	(1.5)	(1.5)
Deferred tax valuation allowance adjustments	(0.5)	0.5	(0.1)	0.3
Net unrealized gain on derivative instruments	1.8	1.5	2.9	2.4
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(0.6)	0.2	(2.2)	0.5
Net reclassification adjustment for losses included in cost of goods sold	0.3	0.2	1.0	0.3
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.1	0.6	0.2
Changes in actuarial adjustments to pension plans	(0.1)	0.5	(0.6)	1.0
Changes in deferred income tax asset/liability	—	(0.1)	0.2	(0.1)
Deferred tax valuation allowance adjustments	—	—	0.1	—
Net actuarial adjustments to pension plans	(0.1)	0.4	(0.3)	0.9
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	(559.2)	168.5	(379.1)	454.8
Net reclassification adjustment for gains included in net income	(35.3)	(41.9)	(281.8)	(175.7)
Changes in unrealized investment gains after reclassification adjustment	(594.5)	126.6	(660.9)	279.1
Adjustments to intangible assets	210.7	(61.3)	260.9	(92.5)
Changes in deferred income tax asset/liability	135.4	(22.9)	140.9	(65.4)
Net unrealized gain on investments	(248.4)	42.4	(259.1)	121.2
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	0.1	—	(1.5)
Adjustments to intangible assets	—	—	—	0.6
Changes in deferred income tax asset/liability	—	—	—	0.3
Net non-credit related other than-temporary impairment	—	0.1	—	(0.6)
Net change to derive comprehensive income (loss) for the period	(254.5)	10.3	(281.9)	93.4
Comprehensive (loss) income	(135.8)	(99.8)	(145.6)	28.6
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net income (loss)	15.1	25.0	(8.1)	18.8
Other comprehensive loss	(2.5)	(13.7)	(9.6)	(12.0)
	12.6	11.3	(17.7)	6.8
Comprehensive (loss) income attributable to the controlling interest	$(148.4)	$(111.1)	$(127.9)	$21.8

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	June 30, 2013	July 1, 2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$136.3	$(64.8)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation of properties	65.0	28.8
Amortization of intangibles	220.6	158.5
Stock-based compensation	44.9	17.1
Amortization of debt issuance costs	10.3	7.4
Amortization of debt discount	1.1	0.6
Write-off of debt issuance costs on retired debt	15.5	2.9
Write-off of debt discount on retired debt	3.0	(0.5)
Deferred income taxes	164.6	57.9
Gain on contingent purchase price reduction	—	(41.0)
Cost of trading securities acquired for resale	—	(741.1)
Proceeds from trading securities sold	—	829.8
Interest credited/index credits to contractholder account balances	320.2	414.7
Amortization of fixed maturity discounts and premiums	24.4	67.9
Net recognized gains on investments and derivatives	(494.4)	(103.2)
Charges assessed to contractholders for mortality and administration	(23.9)	(10.4)
Deferred policy acquisition costs	(109.2)	(157.6)
Cash transferred to reinsurer	—	(176.8)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	31.0	—
Non-cash restructuring and related charges	—	3.0
Changes in operating assets and liabilities:	(315.4)	(88.5)
Net change in cash due to operating activities	94.0	204.7
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	7,396.3	4,386.3
Cost of investments acquired	(7,271.4)	(3,860.6)
Acquisitions, net of cash acquired	(2,013.7)	(185.1)
Asset-backed loans originated, net	(251.8)	(74.5)
Capital expenditures	(58.8)	(33.6)
Other investing activities, net	(0.6)	0.3
Net change in cash due to investing activities	(2,200.0)	232.8
Cash flows from financing activities:
Proceeds from issuance of new debt	2,952.1	523.2
Repayment of debt, including tender and call premiums	(958.5)	(372.5)
Revolving credit facility activity	348.1	2.5
Debt issuance costs	(79.0)	(11.2)
Purchases of subsidiary stock, net	(73.9)	(85.0)
Contractholder account deposits	1,078.4	1,736.0
Contractholder account withdrawals	(1,323.7)	(1,505.4)
Dividend paid by subsidiary to noncontrolling interest	(12.1)	—
Dividends paid on preferred stock	(25.0)	(23.4)
Share based award tax withholding payments	(22.4)	(3.9)
Other financing activities, net	—	(1.0)
Net change in cash due to financing activities	1,884.0	259.3
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(1.4)
Net (decrease) increase in cash and cash equivalents	(227.0)	695.4
Cash and cash equivalents at beginning of period	1,470.7	1,137.4
Cash and cash equivalents at end of period	$1,243.7	$1,832.8

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except share and per share figures)
(1) Description of Business
Description of the Business
Harbinger Group Inc. ("HGI" and, collectively with its respective subsidiaries, the "Company") is a diversified holding company, the outstanding common stock of which is 74.2% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the "Master Fund"), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the "Principal Stockholders"), not giving effect to the conversion rights of the Company's Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") or the Series A-2 Participating Convertible Preferred Stock (the "Series A-2 Preferred Stock", together the "Preferred Stock"). Such common stock ownership by the Principal Stockholders represents a voting interest of 55.6% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "HRG."
HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. As such, the Company has gained controlling interests in Spectrum Brands Holdings, Inc., a Delaware corporation (collectively with its consolidated subsidiaries, where applicable, "Spectrum Brands"), and Fidelity & Guaranty Life Holdings, Inc., a Delaware corporation ("FGL") and formed Salus Capital Partners, LLC ("Salus"), Five Island Asset Management, LLC ("Five Island") and HGI Energy Holdings, LLC ("HGI Energy"). As of June 30, 2013, the Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 59.2%. Spectrum Brands is a global branded consumer products company which trades on the NYSE under the symbol "SPB." FGL, a wholly-owned subsidiary, is a provider of annuity and life insurance products in the United States of America. Salus is a provider of secured asset-based loans to entities across a variety of industries. HGI Energy holds an 74.5% equity investment in an oil and natural gas joint venture with EXCO Resources, Inc. ("EXCO").
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
In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker"), (the "Hardware Acquisition"). The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. On April 8, 2013, the Company completed the Hardware Acquisition, which included the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan"), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 3, Acquisitions.
Also in December 2012, Spectrum Brands Escrow Corp. issued $520.0 aggregate principal amount of 6.375% Senior Notes due 2020 (the "6.375% Notes") and $570.0 aggregate principal amount of 6.625% Senior Notes due 2022 (the "6.625% Notes"). The 6.375% Notes and the 6.625% Notes were assumed by Spectrum Brands Inc., in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 term loan facility, of which $100.0 is in

Canadian dollar equivalents (the "Term Loan"). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing. Refer to Note 10, Debt, as well as Note 3, Acquisitions, in the accompanying Condensed Consolidated Financial Statements.
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
In February 2013, HGI finalized a joint venture with EXCO to create a private oil and natural gas joint venture(the "EXCO/HGI JV"), through the Company's wholly-owned subsidiary HGI Energy. In connection with its formation, the EXCO/HGI JV entered into a credit agreement which had an initial borrowing base of $400.0, maturing on February 14, 2018 (the "EXCO/HGI JV Credit Agreement"). In March 2013, the EXCO/HGI JV acquired all of the shallow Cotton Valley assets from an affiliate of BG Group plc ("BG Group") for $130.9, funded with borrowings from the EXCO/HGI JV Credit Agreement.
Also in February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation ("CLO") vehicle providing for the issuance of up to $250.0 in collateralized obligations, initially funded with $175.5 of the asset-backed loans that Salus had originated through that date. Refer to Note 6, Securitizations and Variable Interest Entities, in the accompanying Condensed Consolidated Financial Statements.
In March 2013, FGL issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. FGL used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company. Refer to Note 10, Debt, in the accompanying Condensed Consolidated Financial Statements.
In addition to acquiring controlling interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. The Company also owns 97.9% of Zap.Com Corporation ("Zap.Com"), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate.
The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Financial Services. For the results of operations by segment, and other segment data, see Note 19, Segment Data.

(2) Basis of Presentation, Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations, except for such significant accounting policies that were adopted during the quarter relating to new business ventures, and a change in accounting principle relating to the statement of cash flow classification of taxes withheld on vested restricted stock awards, which are detailed below. Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2012 (the "Form 10-K"). The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2013.

Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries, those variable interest entities ("VIEs") where the Company is the primary beneficiary, and its proportionate share of the gross net assets of equity method investments in extractive industries ("Proportionate consolidation"). Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary.
The Company has elected to account for its investments in extractive industries that it does not control, but over which it can exert significant influence (specifically, the EXCO/HGI JV), by using the proportionate consolidation method allowed for equity-method investments in extractive industries, under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 932, Extractive Industries. Under this method, the Company consolidates its proportionate share of the assets and liabilities of the equity method investment, using a gross presentation.
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

Oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that the EXCO/HGI JV choose between two GAAP alternatives; the full cost method or the successful efforts method. The EXCO/HGI JV chose to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once the EXCO/HGI JV incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. The EXCO/HGI JV's unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $49.8 and $48.5 as of June 30, 2013 and February 14, 2013, respectively, and are not subject to depletion. The EXCO/HGI JV reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. The EXCO/HGI JV expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. The EXCO/HGI JV has not recorded any impairments of undeveloped properties for the period from inception to June 30, 2013.
Capitalization of Interest
When the EXCO/HGI JV acquires significant amounts of undeveloped acreage, it capitalizes interest on the acquisition costs in accordance with FASB ASC Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, the EXCO/HGI JV will cease capitalizing interest related to those properties.
Depletion
The EXCO/HGI JV calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to the EXCO/HGI JV's total production for the quarter, and the appropriate expense is recorded. The EXCO/HGI JV capitalizes the portion of general and administrative costs, including share-based compensation, that is attributable to its exploration, exploitation and development activities.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves.
Ceiling Test Exemption
Pursuant to Rule 4-10(c)(4) of Regulation S-X, the EXCO/HGI JV was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of June 30, 2013. The computation resulted in the carrying costs of the EXCO/HGI JV's unamortized proved oil and natural gas properties exceeding the June 30, 2013 ceiling test limitation by approximately $211.2. As a result of a temporary exemption received from the SEC to exclude the acquisition of the EXCO/HGI JV's conventional oil and natural gas properties from the ceiling test, the need to recognize impairment for the quarter ended June 30, 2013 was eliminated.

The EXCO/HGI JV's pricing for these acquisitions are based on models which incorporate, among other things, market prices based on New York Mercantile Exchange ("NYMEX") futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, HGI requested, and received, an exemption from the SEC to exclude the acquisition of these oil and natural gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.

The request for exemption was made because the EXCO/HGI JV believes the fair value of the aforementioned acquisitions can be demonstrated beyond a reasonable doubt to exceed their unamortized costs. The EXCO/HGI JV's expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period the EXCO/HGI JV has elected to use flat pricing as the NYMEX futures contracts become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management's internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. The EXCO/HGI JV believes the NYMEX futures contracts reflect an independent proxy for fair value. Management's internal valuation model demonstrated that the fair value of these acquired oil and natural gas properties clearly exceeded the calculated ceiling test limitation as of June 30, 2013 beyond a reasonable doubt.

The EXCO/HGI JV recognizes that, due to the volatility associated with oil and natural gas prices, a downward trend in market prices could occur. If such a case were to occur and is deemed to be other than a temporary trend, the EXCO/HGI JV would assess these acquisitions for impairment during the requested exemption period. Further, if the EXCO/HGI JV cannot demonstrate that fair value exceeds the calculated ceiling test limitation during the requested exemption periods prior to issuance of its financial statements, the EXCO/HGI JV will recognize impairment related to these acquisitions.
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

Deferred abandonment and asset retirement obligations
The EXCO/HGI JV applies FASB ASC 410-20, Asset Retirement and Environmental Obligations ("ASC 410-20"), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The EXCO/HGI JV's asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
The EXCO/HGI JV's asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The EXCO/HGI JV has no assets that are legally restricted for purposes of settling asset retirement obligations.

Revenue recognition and gas imbalances
The EXCO/HGI JV uses the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at June 30, 2013 were not significant.

Gathering and transportation
The EXCO/HGI JV generally sells oil and natural gas under two types of agreements which are common in the industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which the EXCO/HGI JV sells oil or natural gas at the wellhead and collects a price, net of the transportation incurred by the purchaser. In this case, The EXCO/HGI JV records sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, the EXCO/HGI JV sells oil or natural gas at a specific delivery point, pays transportation to a third party and receives proceeds from the purchaser with no transportation deduction. In this case, the EXCO/HGI JV records the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, The EXCO/HGI JV's computed realized prices, before the impact of derivative financial instruments, includes revenues which are reported under two separate bases.

Overhead reimbursement fees
The EXCO/HGI JV has classified fees from overhead charges billed to working interest owners, including itself, as a reduction of general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The EXCO/HGI JV's share of these charges was $1.8 for the three months ended June 30, 2013, and $2.4 from inception to the period ended June 30, 2013 and was classified as oil and natural gas production costs.

Environmental costs
Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.

Change in Accounting Method
During the quarter ended June 30, 2013, the Company changed its method of presenting tax withholdings for share-based payment awards paid to a taxing authority on behalf of an employee from an operating activity to a financing activity within its statements of cash flows. The Company believes that the newly adopted accounting principle is preferable in the circumstances because the predominant characteristic of such transaction is a financing activity.
As a result of the change in accounting method, the Company had the following reclassifications for the nine months ended June 30, 2013 and July 1, 2012, respectively:

	Nine months ended
	June 30, 2013	July 1, 2012

Net change in cash due to operating activities	$20.2	$3.9

Net change in cash due to financing activities	$(20.2)	$(3.9)

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

(3) Acquisitions
Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business
On December 17, 2012, Spectrum Brands completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan closed on April 8, 2013.
The following table summarizes the preliminary consideration paid for the HHI Business:

Negotiated sales price, excluding TLM Taiwan	$1,300.0
Working capital and other adjustments at December 17, 2012 close	(10.7)
Final working capital adjustment	(7.7)
Final purchase price, excluding TLM Taiwan	1,281.6
Negotiated sales price, TLM Taiwan	100.0
Working capital and other adjustments at April 8, 2013 close	(6.5)
Total HHI Business purchase price	$1,375.1
The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. Customers of the HHI Business include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.
The results of HHI Business operations since December 17, 2012, excluding TLM Taiwan, are included in the Company's Condensed Consolidated Statements of Operations. The results of TLM Taiwan operations since April 8, 2013 are included in the Company's Condensed Consolidated Statements of Operations.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business, excluding TLM Taiwan, have been recognized in the Condensed Consolidated Balance Sheets based upon their preliminary values at December 17, 2012. The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the TLM Taiwan purchase have been recognized in the Condensed Consolidated Balance Sheets based upon their preliminary values at April 8, 2013. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Spectrum Brands' existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations and valuation allowance, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on Spectrum Brands' estimated reversal of its consolidated U.S. valuation allowances recognized during the measurement period. See Note 14, Income Taxes, for further information. Spectrum Brands expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

	HHI Business Preliminary Valuation	TLM Taiwan Preliminary Valuation		Preliminary Valuation
	December 30, 2012	June 30, 2013	Adjustments/reclassifications	June 30, 2013
Cash	$17.4	$0.8	$5.8	$24.0
Accounts receivable	104.6	—	4.4	109.0
Inventory	207.2	1.1	(2.4)	205.9
Prepaid expenses and other	13.3	2.1	(4.2)	11.2
Property, plant and equipment	104.5	36.8	(5.1)	136.2
Intangible assets	470.0	17.1	—	487.1
Other long-term assets	3.1	0.1	—	3.2
Total assets acquired	920.1	58.0	(1.5)	976.6
Accounts payable	130.1	—	8.0	138.1
Deferred tax liability - current	7.1	—	—	7.1
Accrued liabilities	37.5	0.2	0.1	37.8
Deferred tax liability - long-term	104.7	1.9	11.2	117.8
Other long-term liabilities	11.2	8.1	(2.2)	17.1
Total liabilities assumed	290.6	10.2	17.1	317.9
Total identifiable net assets	629.5	47.8	(18.6)	658.7
Non-controlling interests	(2.2)	—	(2.2)	(4.4)
Goodwill	662.1	45.6	13.1	720.8
Total net assets acquired	$1,289.4	$93.4	$(7.7)	$1,375.1

Since the preliminary valuation on December 30, 2012, Spectrum Brands recorded $45.6 of goodwill related to the acquisition of TLM Taiwan on April 8, 2013, and recorded adjustments to the preliminary valuation of assets and liabilities, excluding TLM Taiwan, resulting in a net increase to goodwill of $13.1. The preliminary goodwill increased $11.2 as a result of recording certain state and foreign valuation allowances against deferred tax assets, a decrease of $5.1 resulting from a reduction in certain property, plant and equipment asset values and a $2.4 decrease from a reduction in inventory asset values. The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period. Spectrum Brands believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. Spectrum Brands expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
Preliminary Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's Condensed Consolidated Statements of Operations.

Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the assets and liabilities of the HHI Business, excluding TLM Taiwan, at December 17, 2012. Significant adjustments as a result of the valuation and the bases for their determination are summarized as follows:

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

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $487.1. A summary of the significant key inputs is as follows:

•
Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. Spectrum Brands assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 17% - 35% and amounts were discounted using a rate of 12%. The customer relationships were valued at $90.0 under this approach and will be amortized over 20 years.

•
Spectrum Brands valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 3.0% - 5.0% of expected net sales related to the respective trade names and trademarks. Spectrum Brands anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, net sales for significant trade names and trademarks were estimated to grow at a rate of 2.5% - 5.0% annually with a terminal year growth rate of 2.5%. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. Trade name and trademarks were valued at $330.0 under this approach.

•
Spectrum Brands valued a definite lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair values of trade name was 3.5% of expected net sales related to the respective trade name. Spectrum Brands assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, net sales for the trade name were estimated to grow at a rate of 2.5% - 5.0% annually. Income taxes were estimated at 17% - 35.0% and amounts were discounted using a rate of 12.0%. The trade name was valued at $4.1 under this approach.

•
Spectrum Brands valued a trade name license agreement using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair value of the trade name license agreement was 4.0% of expected net sales related to the respective trade name. In estimating the fair value of the trade name license agreement, net sales were estimated to grow at a rate of 2.5% - 5.0% annually. Spectrum Brands assumed a 5 year useful life of the trade name license agreement. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. The trade name license agreement was valued at $12.0 under this approach.

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

•	Deferred tax liabilities, net - An adjustment of $125.0 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

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
The purchase agreement provides Spectrum Brands with an option, exercisable solely at Spectrum Brands' discretion, to acquire the remaining 44% interest of Shaser (the "Call Option"). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to the higher of 1.0x trailing revenues or 7.0x adjusted trailing earnings before interest taxes depreciation and amortization ("EBITDA"), as defined, for calendar year ended December 31, 2016.
Spectrum Brands paid approximately half of the negotiated sales price to the seller at closing. The remaining purchase consideration was paid on April 2, 2013.
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
The preliminary fair values recorded for the assets acquired and liabilities assumed for Shaser are as follows:

	Preliminary Valuation		Preliminary Valuation
	December 30, 2012	Adjustments/reclassifications	June 30, 2013
Cash	$0.9	$—	$0.9
Intangible asset	35.5	(2.7)	32.8
Other assets	2.7	—	2.7
Total assets acquired	39.1	(2.7)	36.4
Total liabilities assumed	14.4	(1.0)	13.4
Total identifiable net assets	24.7	(1.7)	23.0
Non-controlling interest	(39.0)	—	(39.0)
Goodwill	63.9	1.7	65.6
Total identifiable net assets	$49.6	$—	$49.6

During the nine month period ended June 30, 2013, Spectrum Brands recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $1.7. Goodwill increased as a result further information received to support a key valuation factor that impacted the valuation of the technology asset acquired. This revised information was provided by Shaser during the period. Spectrum Brands believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to further change. Spectrum Brands expects to complete the purchase accounting process as soon as practicable but in any event, no later than one year from the acquisition date.
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

EXCO/HGI JV

The EXCO/HGI JV was formed on February 14, 2013 through transactions between subsidiaries of EXCO and HGI, resulting in the formation of the General Partner and the Partnership. Under the terms of the respective agreements, the EXCO/HGI JV acquired certain oil and natural gas assets from EXCO for $725.0 of total consideration, subject to certain customary closing adjustments of $30.5, or a net purchase price of $694.5. Immediately after the closing and the consummation of the transactions, the ownership in the Partnership was 73.5% by HGI and 24.5% by EXCO and 2% by the General Partner. In addition, HGI and EXCO each own a 50% member interest in the General Partner and each have equal representation on the General Partner's board of directors. The ownership of the Partnership and General Partnership translates into an economic ownership of the EXCO/HGI JV of 74.5%. At the closing, HGI contributed approximately $349.8 in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date) to the EXCO/HGI JV and EXCO contributed $694.5 of net assets in exchange for cash of $574.8, and retained an interest in the joint venture of $119.1. The payment to EXCO was funded through a combination of cash from HGI's contribution, and borrowings under the EXCO/HGI JV Credit Agreement.
On March 5, 2013, the EXCO/HGI JV acquired certain of the shallow Cotton Valley assets from an affiliate of BG Group for $130.9, after customary preliminary purchase price adjustments. This acquisition includes oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana. The assets acquired by the EXCO/HGI JV represented an incremental working interest in certain properties previously owned by the EXCO/HGI JV. The acquisition was funded with borrowings from the EXCO/HGI JV Credit Agreement.

The EXCO/HGI JV accounted for the acquisitions in accordance with ASC 805-10, Business Combinations. The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the acquisition:

	EXCO's Contributed Assets February 14, 2013		BG Cotton Valley Assets March 5, 2013
	EXCO/HGI JV	HGI's Proportionate Interest	EXCO/HGI JV	HGI's Proportionate Interest
Assets acquired:
Cash	$0.1	$0.1	$—	$—
Oil and natural gas properties
Unproved oil and natural gas properties	65.1	48.5	7.2	5.4
Proved developed and undeveloped oil and natural gas properties	632.2	471.0	131.2	97.7
Total oil and natural gas properties	697.3	519.5	138.4	103.1
Gas Gathering and other assets	32.7	24.5	—	—
Liabilities assumed:
Accounts payable and other current liabilities	(10.8)	(8.0)	—	—
Other liabilities	(24.8)	(18.5)	(7.5)	(5.6)
Total purchase price	$694.5	$517.6	$130.9	$97.5

The EXCO/HGI JV performed a valuation of the assets acquired and liabilities assumed at February 14 and March 5, 2013. A summary of the key inputs are as follows:

Oil and Natural Gas Properties - HGI's proportionate share of the fair value allocated to oil and natural gas properties was $519.5 and $103.1, for the EXCO/HGI JV and the BG Cotton Valley acquisitions, respectively. The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on the partnership's internal geological, engineering data and financial data. The EXCO/HGI JV utilized NYMEX forward strip prices to value the reserves for a period of five years and then held prices flat thereafter. The EXCO/HGI JV then applied various discount rates depending on the classification of reserves and other risk characteristics.

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
The Front Street Reinsurance Transaction required the approval of the Maryland Insurance Administration (the "MIA"). The F&G Stock Purchase Agreement provides that, the seller may be required to pay up to $50.0 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions. FGL received written notice, dated January 10, 2012, from the MIA, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. HGI notified the seller of the failure of the MIA to approve the Front Street Reinsurance Transaction and sought the purchase price reduction.The seller refused, and HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50.0 purchase price reduction will be obtained by HGI.
Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50.0 amount and has estimated a fair value of $41.0 for the contingent receivable as of June 30, 2013 (essentially unchanged from September 30, 2012 and July 1, 2012), reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41.0 estimated fair value of the contingent receivable has been reflected in "Receivables, net" in the Condensed Consolidated Balance Sheets as of June 30, 2013. A corresponding credit to "Gain on contingent purchase price reduction" was recorded in earnings during Fiscal 2012.

Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results as if the Hardware Acquisition and the acquisition of the Company's interest in the EXCO/HGI JV were completed on October 1, 2011 and the results of the HHI Business and the EXCO/HGI JV had been included in the full three and nine months ended June 30, 2013 and July 1, 2012.

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Revenues:
Reported revenues	$1,410.6	$1,012.2	$4,044.8	$3,283.9
HHI adjustment	—	253.0	191.8	716.9
EXCO/HGI JV adjustment	—	32.1	53.7	114.8
Pro forma revenues	$1,410.6	$1,297.3	$4,290.3	$4,115.6

Net income:
Reported net income	$118.7	$(110.1)	$136.3	$(64.8)
HHI adjustment	—	26.7	4.9	49.6
EXCO/HGI JV adjustment	—	(5.5)	(0.5)	(5.2)
Pro forma net income	$118.7	$(88.9)	$140.7	$(20.4)

Basic net income (loss) per common share attributable to controlling interest:
Reported net income (loss) per common share	$0.45	$(1.07)	$0.54	$(0.93)
HHI adjustment	—	0.19	0.04	0.36
EXCO/HGI JV adjustment	—	(0.04)	—	(0.04)
Pro forma net income (loss) per common share	$0.45	$(0.92)	$0.58	$(0.61)

Diluted net income (loss) per common share attributable to controlling interest:
Reported diluted net income (loss) per common share	$0.25	$(1.07)	$0.30	$(0.93)
HHI adjustment	—	0.19	0.02	0.36
EXCO/HGI JV adjustment	—	(0.04)	—	(0.04)
Pro forma diluted net income (loss) per common share	$0.25	$(0.92)	$0.32	$(0.61)

Acquisition and Integration Related Charges
Acquisition and integration related charges reflected in "Selling, acquisition, operating and general expenses" in the accompanying Condensed Consolidated Statements of Operations include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to an acquisition or potential acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses. Such charges for the three and nine months ended June 30, 2013 relate primarily to the Hardware Acquisition and the EXCO/HGI JV acquisition, and for the three and nine months ended July 1, 2012 relate primarily to the Spectrum Brands merger with Russell Hobbs, Inc. (the "SB/RH Merger") and the acquisition of FURminator.

The following table summarizes acquisition and integration related charges incurred by the Company for the three and nine months ended June 30, 2013 and July 1, 2012:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
SB/RH Merger
Integration costs	$0.7	$1.6	$2.6	$6.8
Employee termination charges	(0.1)	0.8	0.2	3.3
Legal and professional fees	(0.1)	0.6	—	1.5
	0.5	3.0	2.8	11.6
HHI Business
Legal and professional fees	4.7	—	25.7	—
Integration costs	1.6	—	5.3	—
Employee termination charges	—	—	0.1	—
	6.3	—	31.1	—

EXCO/HGI JV	0.1	—	9.2	—
FURminator	0.4	1.7	1.6	6.3
BlackFlag	0.1	0.1	0.1	1.9
Shaser	0.1	—	4.5	—
Other	1.1	0.7	3.2	3.1
Total acquisition and integration related charges	$8.6	$5.5	$52.5	$22.9

(4) Investments
HGI’s investments consist of (1) marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale; (2) U.S. Treasury securities and a certificate of deposit classified as held-to-maturity and carried at amortized cost, which approximates fair value; (3) FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated adjustments for value of business acquired ("VOBA"), deferred acquisition costs ("DAC") and deferred income taxes; and (4) asset-backed loan receivables originated by Salus, which are carried at the the principal amount outstanding, adjusted for an allowance for credit losses. The Company’s consolidated investments are summarized as follows:

	June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,416.2	$25.9	$(4.6)	$1,437.5	$1,437.5
Commercial mortgage-backed securities	496.5	28.1	(0.7)	523.9	523.9
Corporates	10,008.8	367.5	(163.5)	10,212.8	10,212.8
Hybrids	483.6	27.8	(3.1)	508.3	508.3
Municipals	1,005.2	59.1	(27.4)	1,036.9	1,036.9
Agency residential mortgage-backed securities	108.7	2.7	(0.4)	111.0	111.0
Non-agency residential mortgage-backed securities	1,274.8	88.4	(9.3)	1,353.9	1,353.9
U.S. Government	391.5	6.4	(3.9)	394.0	394.0
Total fixed maturities	15,185.3	605.9	(212.9)	15,578.3	15,578.3
Equity securities
Available-for-sale	265.2	9.2	(4.6)	269.8	269.8
Held for trading	110.2	1.6	(44.6)	67.2	67.2
Total equity securities	375.4	10.8	(49.2)	337.0	337.0
Derivatives	140.6	95.3	(8.5)	227.4	227.4
Asset-backed loans	430.2	—	—	430.2	430.2
Other invested assets
Policy loans and other invested assets	27.6	—	—	27.6	27.6
Total investments	$16,159.1	$712.0	$(270.6)	$16,600.5	$16,600.5

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,010.9	$18.6	$(1.6)	$1,027.9	$1,027.9
Commercial mortgage-backed securities	520.0	36.2	(2.4)	553.8	553.8
Corporates	10,211.8	807.2	(10.0)	11,009.0	11,009.0
Hybrids	519.0	18.8	(9.6)	528.2	528.2
Municipals	1,083.2	141.9	(1.1)	1,224.0	1,224.0
Agency residential mortgage-backed securities	149.5	5.8	(0.3)	155.0	155.0
Non-agency residential mortgage-backed securities	629.1	35.8	(4.3)	660.6	660.6
U.S. Government	917.5	12.9	—	930.4	930.4
Total fixed-maturity securities	15,041.0	1,077.2	(29.3)	16,088.9	16,088.9
Equity securities
Available-for-sale	237.5	11.9	(1.3)	248.1	248.1
Held for trading	191.8	—	(45.0)	146.8	146.8
Total equity securities	429.3	11.9	(46.3)	394.9	394.9
Derivatives	142.1	67.0	(8.4)	200.7	200.7
Asset-backed loans	180.1	—	—	180.1	180.1
Other invested assets
U.S. Treasuries and certificate of deposit, held-to-maturity	35.0	—	—	35.0	35.0
Policy loans and other invested assets	18.8	—	—	18.8	18.8
Total other invested assets	53.8	—	—	53.8	53.8
Total investments	$15,846.3	$1,156.1	$(84.0)	$16,918.4	$16,918.4

Included in AOCI were unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at both June 30, 2013 and September 30, 2012, respectively. The structured security write downs represent additional write downs on securities that were previously impaired. There have been no impairments or write downs on any of the recently purchased non-agency residential mortgage-backed securities.

Securities held on deposit with various state regulatory authorities had a fair value of $19.6 and $20.7 at June 30, 2013 and September 30, 2012, respectively.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2013
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$394.5	$398.0
Due after one year through five years	2,720.5	2,783.6
Due after five years through ten years	3,468.3	3,528.8
Due after ten years	5,246.5	5,379.5
Subtotal	11,829.8	12,089.9
Other securities which provide for periodic payments:
Asset-backed securities	1,416.2	1,437.5
Commercial-mortgage-backed securities	496.5	523.9
Structured hybrids	59.3	62.1
Agency residential mortgage-backed securities	108.7	111.0
Non-agency residential mortgage-backed securities	1,274.8	1,353.9
Total fixed maturity available-for-sale securities	$15,185.3	$15,578.3

Securities in an Unrealized Loss Position
FGL's available-for-sale securities with unrealized losses are reviewed for potential other-than-temporary impairments. In evaluating whether a decline in value is other-than-temporary, FGL considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. FGL also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
FGL analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2013.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$300.6	$(4.1)	$77.6	$(0.5)	$378.2	$(4.6)
Commercial-mortgage-backed securities	28.7	(0.3)	—	(0.4)	28.7	(0.7)
Corporates	3,133.5	(142.4)	396.0	(21.1)	3,529.5	(163.5)
Hybrids	75.4	(2.5)	40.7	(0.6)	116.1	(3.1)
Equities	90.9	(3.2)	33.9	(1.4)	124.8	(4.6)
Municipals	350.9	(21.4)	101.4	(6.0)	452.3	(27.4)
Agency residential mortgage-backed securities	2.5	—	6.3	(0.4)	8.8	(0.4)
Non-agency residential mortgage-backed securities	255.5	(8.0)	69.2	(1.3)	324.7	(9.3)
U.S. Government	198.9	(3.9)	—	—	198.9	(3.9)
Total available-for-sale securities	$4,436.9	$(185.8)	$725.1	$(31.7)	$5,162.0	$(217.5)
Total number of available-for-sale securities in an unrealized loss position		537		106		643

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$169.8	$(1.0)	$7.5	$(0.6)	$177.3	$(1.6)
Commercial-mortgage-backed securities	0.8	(0.8)	10.7	(1.6)	11.5	(2.4)
Corporates	411.3	(8.1)	45.5	(1.9)	456.8	(10.0)
Equities	—	—	44.5	(1.3)	44.5	(1.3)
Hybrids	13.4	(0.4)	107.7	(9.2)	121.1	(9.6)
Municipals	71.1	(1.1)	—	—	71.1	(1.1)
Agency residential mortgage-backed securities	1.8	(0.2)	6.1	(0.1)	7.9	(0.3)
Non-agency residential mortgage-backed securities	12.9	(0.3)	101.8	(4.0)	114.7	(4.3)
Total available-for-sale securities	$681.1	$(11.9)	$323.8	$(18.7)	$1,004.9	$(30.6)
Total number of available-for-sale securities in an unrealized loss position		100		56		156
At June 30, 2013 and September 30, 2012, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and municipals. Total unrealized losses were $217.5 and $30.6 at June 30, 2013 and September 30, 2012, respectively. The increase in the unrealized loss position is largely due to the increase in Treasury yields over the reporting period. 10 year US Treasury yields increased from 1.63% at September 30, 2012 to 2.48% at June 30, 2013. As a result, corporate debt holdings generally declined in value during this period. The increase in Treasury yields during the June fiscal quarter is attributable to concerns about the cessation of liquidity measures being provided by the Federal Reserve. These concerns were coupled with fears that reduced stimulus would crimp liquidity and affect risk assets, and as a result, credit spreads widened in June. Although elevated Treasury yields, and most recently, credit spreads have resulted in an increase in the unrealized loss position in the portfolio, FGL noted that the largest component of this increase is in securities priced between 90% and 100% of market value. Additionally, FGL noted that the portfolio's exposure to floating rate and less rate-sensitive assets has provided a buffer to rising Treasury yields.
At June 30, 2013 and September 30, 2012, securities with a fair value of $25.4 and $1.2, respectively, were depressed greater than 20% of amortized cost (excluding United States Government and United States Government sponsored agency securities), which represented less than 1% of the carrying values of all investments. The increase in unrealized loss positions from September 30, 2012 is primarily due to increases in Treasury yields during this period. Based upon FGL's current evaluation of these securities in accordance with its impairment policy and its intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are not other-than-temporarily impaired.
Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for the three and nine months ended June 30, 2013 and July 1, 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Balance at the beginning of the period	$2.7	$2.6	$2.7	$0.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	0.1	—	0.1
Other-than-temporary impairment was not previously recognized	—	—	—	1.9
Balance at the end of the period	$2.7	$2.7	$2.7	$2.7
For the three and nine months ended June 30, 2013, FGL recognized impairment losses in operations totaling $0.7 and $1.6, respectively, including credit impairments of $0.5 and $0.8 and change-of-intent impairments of $0.2 and $0.9 and had an amortized cost of $4.1 and a fair value of $2.4 at the time of impairment, respectively. For the three and nine months ended July 1, 2012, FGL recognized impairment losses in operations totaling $2.5 and $19.8, respectively, including credit impairments of $0.7 and $4.7, and change-of-intent impairments of $1.8 and $15.0 and had an amortized cost of $101.9 and a fair value of $80.6 at the time of impairment. Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities were as follows:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Other-than-temporary impairments recognized in net income:
Corporates	$—	$1.5	$—	$2.2
Non-agency residential mortgage-backed securities	0.2	0.8	1.1	6.9
Hybrids	—	—	—	9.7
Other invested assets	0.5	0.2	0.5	1.0
Total other-than-temporary impairments	$0.7	$2.5	$1.6	$19.8

Asset-backed Loans
"Asset-backed loans" in the Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, consisted of the following:

	June 30, 2013	September 30, 2012
Asset-backed loans, by major industry:
Wholesale	$23.0	$77.2
Apparel	177.5	70.1
Jewelry	59.8	27.9
Other	173.0	6.3
Total asset-backed loans	433.3	181.5
Less: Allowance for credit losses	3.1	1.4
Total asset-backed loans, net	$430.2	$180.1
Allowance for credit losses are established through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and nine months ended June 30, 2013 and July 1, 2012:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Allowance for credit losses:
Balance at beginning of period	$2.8	$0.2	$1.4	$—
Provision for credit losses	0.3	0.4	1.7	0.6
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance at end of period	$3.1	$0.6	$3.1	$0.6
The Company monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of June 30, 2013 and September 30, 2012, we had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of June 30, 2013 and September 30, 2012, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.
Our Internal loan ratings provide information about the credit quality of its asset-based lending borrowers, and its risk of potential loss. The following tables present information about the credit quality of the asset-based loan portfolio, based on National Association of Insurance Commissioners ("NAIC") risk rating, as of June 30, 2013 and September 30, 2012:

NAIC Designation	Credit Equivalent Rating	June 30, 2013	Percent of Total	September 30, 2012	Percent of Total
1	AAA/AA/A	$19.8	4.6%	$75.8	41.7%
2	BBB	392.8	90.7%	94.9	52.3%
3	BB	—	—%	10.8	6.0%
4	B	—	—%	—	—%
5	CCC	20.7	4.7%	—	—%
Not rated		—	—%	—	—%
Total		$433.3	100.0%	$181.5	100.0%

Net Investment Income

The major sources of "Net investment income" on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Fixed maturity available-for-sale securities	$173.8	$172.7	$507.3	$530.4
Equity available-for-sale securities	3.9	4.8	11.5	10.8
Policy loans	0.1	0.2	0.6	0.6
Invested cash and short-term investments	0.2	2.1	1.4	3.5
Other investments	15.2	2.3	29.4	2.9
Gross investment income	193.2	182.1	550.2	548.2
External investment expense	(3.6)	(2.9)	(10.5)	(9.2)
Net investment income	$189.6	$179.2	$539.7	$539.0

Net investment gains (losses)

"Net investment gains (losses)" reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net realized gains before other-than-temporary impairments	$34.7	$40.4	$280.2	$192.0
Gross other-than-temporary impairments	(0.7)	(2.4)	(1.6)	(21.3)
Non-credit portion of other-than-temporary impairments included in other comprehensive income	—	(0.1)	—	1.5
Net realized gains on fixed maturity available-for-sale securities	34.0	37.9	278.6	172.2
Realized gains on equity securities	4.5	0.4	6.4	0.8
Net realized gains on securities	38.5	38.3	285.0	173.0
Realized gains (losses) on certain derivative instruments	54.0	(26.3)	99.3	(32.0)
Unrealized gains on certain derivative instruments	(34.0)	(24.9)	27.3	114.6
Change in fair value of derivatives	20.0	(51.2)	126.6	82.6
Realized gains on other invested assets	(0.2)	—	(0.1)	(1.0)
Net investment gains (losses)	$58.3	$(12.9)	$411.5	$254.6
For the three and nine months ended June 30, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $836.0 and $5,741.6, gross gains on such sales totaled $35.0 and $284.0 and gross losses totaled $0.5 and $1.0, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and nine months ended June 30, 2013.
For the three and nine months ended July 1, 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 12 totaled $1,216.2 and $4,366.3, gross gains on such sales totaled $49.5 and $211.9 and gross losses totaled $9.2 and $20.9, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and nine months ended July 1, 2012.
Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities above were $0.7 and $1.6 for the three and nine months ended June 30, 2013, respectively and were $2.5 and $19.8 for the three and nine months ended July 1, 2012, respectively.

Cash flows from consolidated investing activities by security classification were as follows:

	Nine months ended
	June 30, 2013	July 1, 2012
Proceeds from investments sold, matured or repaid:
Available-for-sale	$7,052.1	$4,208.6
Held-to-maturity	—	75.7
Trading (acquired for holding)	91.8	12.0
Derivatives and other	252.4	90.0
	$7,396.3	$4,386.3
Cost of investments acquired:
Available-for-sale	$(7,148.7)	$(3,697.0)
Held-to-maturity	—	(34.7)
Trading (acquired for holding)	(10.2)	(22.9)
Derivatives and other	(112.5)	(106.0)
	$(7,271.4)	$(3,860.6)
Concentrations of Financial Instruments
As of June 30, 2013, the Company’s most significant investment in one industry, excluding treasuries, was FGL’s investment securities in the banking industry with a fair value of $1,944.6, or 11.8%, of the invested assets portfolio. FGL’s holdings in this industry includes investments in 78 different issuers with the top ten investments accounting for 34.9% of the total holdings in this industry. As of June 30, 2013 and September 30, 2012 the Company had investments in 13 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $1,629.2 and $1,625.9, or 10.0% and 9.8% of the invested assets portfolio, respectively. Additionally, FGL’s largest concentration in any single issuer as of June 30, 2013 and September 30, 2012 had a fair value of $156.9 and $152.9, or 1.0% and 0.7% of FGL's invested assets portfolio, respectively.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	June 30, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$—	$1.0
Commodity swap and option agreements	Other assets	—	1.0
Foreign exchange forward agreements	Receivables, net	5.2	1.2
Foreign exchange contracts	Other assets	0.6	—
Total asset derivatives designated as hedging instruments		5.8	3.2
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	4.4	—
Call options	Derivatives	227.4	200.7
Futures contracts	Derivatives	—	—
Foreign exchange contracts	Receivables, net	—	—
Total asset derivatives		$237.6	$203.9

Liability Derivatives	Classification	June 30, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Accounts payable and other current liabilities	$1.2	$—
Commodity contracts	Other liabilities	0.1	—
Foreign exchange forward agreements	Accounts payable and other current liabilities	0.1	3.1
Total liability derivatives designated as hedging instruments		1.4	3.1
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	1.0	—
Commodity contracts	Accounts payable and other current liabilities	0.2	—
FIA embedded derivative	Contractholder funds	1,585.9	1,550.8
Futures contracts	Other liabilities	0.4	0.9
Foreign exchange forward contracts	Other liabilities	3.3	4.0
Foreign exchange forward contracts	Accounts payable and other current liabilities	1.1	2.9
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	147.3	232.0
Total liability derivatives		$1,740.6	$1,793.7
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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three and nine months ended June 30, 2013 and July 1, 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Classification
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Three months ended
Commodity contracts	$(1.0)	$(2.4)	$(0.3)	$(0.2)	Consumer products cost of goods sold
Interest rate contracts	—	—	—	—	Interest expense
Foreign exchange contracts	0.2	(0.4)	0.4	(0.1)	Net consumer products sales
Foreign exchange contracts	4.0	5.9	0.5	0.6	Consumer products cost of goods sold
Total	$3.2	$3.1	$0.6	$0.3
Nine months ended
Commodity contracts	$(3.4)	$(2.0)	$(0.2)	$(0.7)	Consumer products cost of goods sold
Interest rate contracts	—	—	—	(0.9)	Interest expense
Foreign exchange contracts	0.8	(0.1)	0.7	(0.3)	Net consumer products sales
Foreign exchange contracts	7.2	2.4	(0.4)	(1.3)	Consumer products cost of goods sold
Total	$4.6	$0.3	$0.1	$(3.2)

Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity ("FIA") contracts, and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2013 and July 1, 2012 the Company recognized the following gains (losses) on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives				Classification
	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Equity conversion feature of preferred stock	$52.6	$(125.5)	$81.9	$(124.0)	Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock
Oil and natural gas commodity contracts	9.6	—	0.8	—	Other income (expense), net
Commodity contracts	(0.2)	—	(0.2)	—	Consumer products cost of goods sold
Foreign exchange contracts	0.5	7.9	(1.8)	11.7	Other income (expense), net
Call options	16.5	(44.6)	114.1	48.7	Net investment gains (losses)
Futures contracts	3.5	(6.6)	12.5	33.9	Net investment gains (losses)
Available-for-sale embedded derivatives	—	0.4	—	0.4	Net investment income
FIA embedded derivatives	53.7	10.3	(35.1)	(90.1)	Benefits and other changes in policy reserves
Total	$136.2	$(158.1)	$172.2	$(119.4)

Additional Disclosures
Cash Flow Hedges
When appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At June 30, 2013, Spectrum Brands did not have any interest rate swaps outstanding.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer product sales" or purchase price variance in "Consumer products cost of goods sold." At June 30, 2013, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2014 with a contract value of $228.4. The derivative net gain on these contracts recorded in AOCI at June 30, 2013 was $2.4, net of tax expense of $1.5 and noncontrolling interest of $1.7. At June 30, 2013, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next twelve months is $2.2, net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2013, Spectrum Brands had a series of zinc swap contracts outstanding through September 2014 for 10 tons of raw materials with a contract value of $20.4. At June 30, 2013, Spectrum Brands had a series of brass swap contracts outstanding through September 2014 for one ton with a contract value of $5.6. The derivative net (loss) on these contracts recorded in AOCI at June 30, 2013 was $(0.7), net of tax benefit of $0.1 and noncontrolling interest of $0.4. At June 30, 2013, the portion of derivative net (loss) estimated to be reclassified from AOCI into earnings over the next twelve months is $(0.6), net of tax and noncontrolling interest.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2013 and September 30, 2012, Spectrum Brands had $112.7 and $172.6, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At June 30, 2013, Spectrum Brands had a series of such swap contracts outstanding through April 2014 for 60 troy ounces with a contract value of $1.2.

FGL - FIA Contracts
FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard and Poor’s ("S&P") 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.
FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains (losses)." The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Oil and natural gas commodity contracts
The EXCO/HGI JV's primary objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits the EXCO/HGI JV would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of the EXCO/HGI JV's derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI JV terminates a contract prior to its expiration. The EXCO/HGI JV does not designate its derivative financial instruments as hedging instruments for financial accounting purposes.

	June 30, 2013
	Three months ended	Nine months ended
Cash settlements on derivative financial instruments	$(1.9)	$(1.3)
Non-cash change in fair value of derivative financial instruments	11.5	2.1
Gain on oil and natural gas commodity contracts	$9.6	$0.8
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, the EXCO/HGI JV's derivative contract counterparties. Changes in the fair value of the EXCO/HGI JV's derivative financial instrument contracts, which includes both cash settlements and non-cash changes in fair value, are included in income with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.
The EXCO/HGI JV's natural gas and oil commodity contract derivative instruments are comprised of swap contracts. Swap contracts allow the EXCO/HGI JV to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

The following table presents the volumes and fair value of the EXCO/HGI JV's oil and natural gas derivative financial instruments as of June 30, 2013 (presented on a calendar-year basis) :

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	June 30, 2013
Natural gas:
Swaps:
Remainder of 2013	10,281.0	$3.72	$0.8
2014	10,877.0	4.14	2.4
Total natural gas	21,158.0		$3.2
Oil:
Swaps:
Remainder of 2013	206.0	$94.05	$(0.2)
2014	272.0	91.87	0.5
Total oil	478.0		$0.3
Total oil and natural gas derivatives			$3.5
At February 14, 2013, the EXCO/HGI JV had outstanding derivative contracts to mitigate price volatility covering 13,365.3 Billion British Thermal Units ("Mmmbtus") of natural gas and 408.0 Thousand Barrels ("Mbbls") of oil. At June 30, 2013, the average forward NYMEX oil prices per barrel ("Bbl") for the remainder of 2013 and calendar year 2014 were $95.12 and $89.97, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2013 and calendar year 2014, were $3.64 and $3.91, respectively.
The EXCO/HGI JV's derivative financial instruments covered approximately 76.8% of production volumes for the three months ended June 30, 2013, and approximately 69.7% of production volumes from inception to June 30, 2013.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at June 30, 2013 and $0.1 at September 30, 2012, respectively.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At June 30, 2013 and September 30, 2012, Spectrum Brands had posted cash collateral of $0.5 and $0.1, respectively, related to such liability positions. In addition, at June 30, 2013 and September 30, 2012, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in "Receivables, net" within the accompanying Condensed Consolidated Balance Sheets.
The EXCO/HGI JV places derivative financial instruments with the financial institutions that are lenders under the EXCO/HGI JV Credit Agreement that it believes have high quality credit ratings. To mitigate risk of loss due to default, the EXCO/HGI JV has entered into master netting agreements with its counterparties on its derivative financial instruments that allow it to offset its asset position with its liability position in the event of a default by the counterparty.
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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2013		September 30, 2012
Counterparty	Credit Rating (Moody's/S&P)	Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	Baa2/A-	$2,098.4	$76.4	$1,884.0	$64.1
Deutsche Bank	A2/A+	1,564.0	57.4	1,816.5	61.7
Morgan Stanley	Baa1/A-	2,024.7	64.5	1,634.7	51.6
Royal Bank of Scotland	Baa1/A-	479.0	24.6	353.9	19.6
Barclay's Bank	A2/A+	127.1	4.5	131.3	3.1
Credit Suisse	A2/A	—	—	10.0	0.6
		$6,293.2	$227.4	$5,830.4	$200.7
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2013 and September 30, 2012, no collateral was posted by FGL’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $227.4 and $200.7 at June 30, 2013 and September 30, 2012, respectively.
FGL held 1,244 and 2,835 futures contracts at June 30, 2013 and September 30, 2012, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $4.3 and $9.8 at June 30, 2013 and September 30, 2012, respectively.

(6) Securitizations and Variable Interest Entities
Collateralized Loan Obligations (CLOs)
In February 2013, Salus completed a CLO securitization with a notional aggregate principal amount of $175.5 of the asset-backed loans that it had originated through that date as part of a facility that could issue up to $250.0 of collateralized loan obligations. Salus' continuing involvement with the trust created as part of the securitization include servicing the receivables; retaining an undivided interest (seller's interest) in the receivables; and holding certain retained interests in subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. Salus continues to consolidate the loans transferred into the trust as it has determined that it is the primary beneficiary of the variable-interest entity represented by the trust, as result of it holding subordinate interest and servicing the receivables. Neither the Company nor Salus provided guarantees or recourse to the securitization trust other than standard representations and warranties. Included within "Asset-backed loans" under Investments in the Condensed Consolidated Balance Sheet as of June 30, 2013 were asset-based loans of $212.0 that serve as collateral to the obligations of the CLO of $225.0, of which $57.5 are held by unaffiliated entities. The unaffiliated obligations of the CLO are included within "Debt" in the Condensed Consolidated Balance Sheet as of June 30, 2013. At June 30, 2013, the asset-backed loans receivable included $62.5 of seller's interest.

The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at June 30, 2013.

June 30, 2013
Maximum loss exposure	$212.0
Asset-backed loans receivable	$212.0
Cash and other assets	21.0
Total assets of consolidated VIE	233.0
Long-term debt	225.0
Other liabilities	2.9
Total liabilities of consolidated VIE	$227.9

(7) Equity-method investments
EXCO/HGI JV
The following tables present summarized consolidated financial information of HGI's proportionately consolidated equity investment in the EXCO/HGI JV, for the period subsequent to HGI's acquisition of the equity interest on February 14, 2013.

June 30, 2013
Assets
Total current assets	$54.2
Oil and natural gas properties, net	825.4
Other assets	35.6
Total assets	$915.2

Liabilities and members' equity
Total current liabilities	$43.1
Total long-term liabilities	402.4
Total members' equity	469.7
Total liabilities and members' equity	$915.2

	Three months ended	Nine months ended
	June 30, 2013	June 30, 2013
Revenues	$50.7	$73.1
Costs and Expenses
Oil and natural gas direct operating costs	24.2	36.0
Selling, acquisition, operating and general expenses	19.7	29.2
Total costs and expenses	43.9	65.2
Operating income	6.8	7.9
Other income (expense), net	10.4	(2.7)
Net income	$17.2	$5.2

(8) Fair Value of Financial Instruments
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

	June 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents (a)	$1,243.7	$—	$—	$1,243.7	$1,243.7
Contingent purchase price reduction receivable	—	—	41.0	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	5.8	—	5.8	5.8
Commodity swap and option agreements	—	4.4	—	4.4	4.4
Call options and futures contracts	—	227.4	—	227.4	227.4
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,432.4	5.1	1,437.5	1,437.5
Commercial mortgage-backed securities	—	518.0	5.9	523.9	523.9
Corporates	—	9,773.8	439.0	10,212.8	10,212.8
Hybrids	—	508.3	—	508.3	508.3
Municipals	—	1,036.9	—	1,036.9	1,036.9
Agency residential mortgage-backed securities	—	111.0	—	111.0	111.0
Non-agency residential mortgage-backed securities	—	1,353.9	—	1,353.9	1,353.9
U.S. Government	183.6	210.4	—	394.0	394.0
Equity securities:
Available-for-sale	—	258.1	11.7	269.8	269.8
Trading	67.2	—	—	67.2	67.2
Policy loans and other invested assets	—	—	27.6	27.6	27.6
Asset-backed loans	—	—	430.2	430.2	430.2
Total financial assets	$1,494.5	$15,440.4	$960.5	$17,895.4	$17,895.4

Liabilities
Total debt (a)	$—	$4,574.3	$—	$4,574.3	$4,554.3
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,585.9	1,585.9	1,585.9
Futures contracts	—	0.4	—	0.4	0.4
Foreign exchange forward agreements	—	4.5	—	4.5	4.5
Commodity swap and option agreements	—	2.5	—	2.5	2.5
Equity conversion feature of preferred stock	—	—	147.3	147.3	147.3
Redeemable preferred stock, excluding equity conversion feature	—	—	368.9	368.9	325.4
Investment contracts, included in contractholder funds	—	—	12,354.5	12,354.5	13,756.7
Total financial liabilities	$—	$4,581.7	$14,456.6	$19,038.3	$20,377.0

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents (a)	$1,468.4	$2.3	$—	$1,470.7	$1,470.7
Contingent purchase price reduction receivable	—	—	41.0	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.2	—	1.2	1.2
Commodity swap and option agreements	—	2.0	—	2.0	2.0
Call options	—	200.7	—	200.7	200.7
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,012.0	15.9	1,027.9	1,027.9
Commercial mortgage-backed securities	—	548.8	5.0	553.8	553.8
Corporates	—	10,873.7	135.3	11,009.0	11,009.0
Hybrids	—	519.4	8.8	528.2	528.2
Municipals	—	1,224.0	—	1,224.0	1,224.0
Agency residential mortgage-backed securities	—	155.0	—	155.0	155.0
Non-agency residential mortgage-backed securities	—	660.6	—	660.6	660.6
U.S. Government	930.4	—	—	930.4	930.4
Equity securities
Available-for-sale	—	248.1	—	248.1	248.1
Trading	146.8	—	—	146.8	146.8
U.S. Treasuries and certificate of deposit, held-to-maturity	—	35.0	—	35.0	35.0
Policy loans and other invested assets	—	—	18.8	18.8	18.8
Asset-backed loans	—	—	180.1	180.1	180.1
Total financial assets	$2,545.6	$15,482.8	$404.9	$18,433.3	$18,433.3

Liabilities
Total debt (a)	$524.0	$1,804.8	$—	$2,328.8	$2,167.0
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	1,550.8	1,550.8	1,550.8
Futures contracts	—	0.9	—	0.9	0.9
Foreign exchange forward agreements	—	10.0	—	10.0	10.0
Commodity swap and option agreements	—	—	—	—	—
Equity conversion feature of preferred stock	—	—	232.0	232.0	232.0
Redeemable preferred stock, excluding equity conversion feature	—	—	368.9	368.9	319.2
Investment contracts, included in contractholder funds	—	—	12,271.9	12,271.9	13,739.6
Total financial liabilities	$524.0	$1,815.7	$14,423.6	$16,763.3	$18,019.5

(a)	The fair values of cash equivalents, short-term investments and debt set forth above are generally based on quoted or observed market prices.

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
FGL did not adjust prices received from third parties as of June 30, 2013 and September 30, 2012. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2013 and September 30, 2012, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
The EXCO/HGI JV evaluates oil and natural gas derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but reports them on a gross basis on the Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of a credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of EXCO/HGI JV's counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate ("LIBOR") curve as of the end of the reporting period. The EXCO/HGI JV's credit-adjusted risk-free rate is based on its cost of debt plus the LIBOR curve as of the end of the reporting period.
The EXCO/HGI JV's oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate ("WTI") oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above.
The EXCO/HGI JV's natural gas derivatives are swap contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX Henry Hub ("HH") swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
Goodwill, intangible assets and other long-lived assets are also tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2013 is as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.0	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			9 months	9 months
		Discount rate			1%	0.72%
		Credit insurance risk premium			11%	12%
Asset-backed securities	Broker-quoted	Offered quotes	5.1	15.9	106%	100% - 110% (103%)
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	5.9	5.0	100%	101%
Corporates	Broker-quoted	Offered quotes	400.2	103.3	0% - 108% (93%)	0% - 141% (69%)
Corporates	Market Pricing	Quoted prices	38.8	32.0	88% - 126% (96%)	88% - 158% (98%)
Hybrids	Market Pricing	Quoted prices	—	8.8	—	0% - 103% (25%)
Equity	Market Pricing	Quoted prices	11.7	—	0.4% - 98% (58%)	—
Total			$502.7	$206.0

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,585.9	$1,550.8	0% - 37%	0% - 31% (4%)
		SWAP rates			2% - 3% (2%)	0.76% - 2% (1%)
		Mortality multiplier			80%	70%
		Surrender rates			0.50% - 75% (7%)	2% - 50% (7%)
		Non-performance spread			0.25% - 0.25% (0.25%)	0.25% - 0.25% (0.25%)
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	147.3	232.0	42%	41%
		Discount yield			12%	12% - 13% (12%)
		Non-cash accretion rate			0%	0%
		Calibration adjustment			17% - 19% (18%)	10% - 13% (11%)
Total			$1,733.2	$1,782.8

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
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2013 and July 1, 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	5.3	—	(0.1)	—	—	(0.1)	—	5.1
Commercial mortgage-backed securities	6.2	—	(0.3)	—	—	—	—	5.9
Corporates	356.5	—	(12.0)	106.2	—	(11.7)	—	439.0
Equity securities available-for-sale	10.0	—	1.6	0.1	—	—	—	11.7
Total assets at fair value	$419.0	$—	$(10.8)	$106.3	$—	$(11.8)	$—	$502.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,639.6	$(53.7)	$—	$—	$—	$—	$—	$1,585.9
Equity conversion feature of preferred stock	202.7	(52.6)	—	—	—	(2.8)	—	147.3
Total liabilities at fair value	$1,842.3	$(106.3)	$—	$—	$—	$(2.8)	$—	$1,733.2

	Nine months ended June 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.1)	(10.5)	5.1
Commercial mortgage-backed securities	5.0	—	(0.1)	1.0	—	—	—	5.9
Corporates	135.3	(0.3)	(10.8)	383.6	(9.6)	(25.4)	(33.8)	439.0
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities available-for-sale	—	—	1.6	10.1	—	—	—	11.7
Total assets at fair value	$206.0	$(0.3)	$(9.6)	$394.7	$(9.6)	$(25.5)	$(53.0)	$502.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$35.1	$—	$—	$—	$—	$—	$1,585.9
Equity conversion feature of preferred stock	232.0	(81.9)	—	—	—	(2.8)	—	147.3
Total liabilities at fair value	$1,782.8	$(46.8)	$—	$—	$—	$(2.8)	$—	$1,733.2

(a)	The net transfers in and out of Level 3 during the three and nine months ended June 30, 2013 were exclusively to or from Level 2.

	Three months ended July 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	503.0	—	0.9	262.5	—	(11.0)	3.7	759.1
Corporates	120.1	0.2	(3.6)	90.3	(7.7)	(33.7)	40.2	205.8
Hybrids	5.1	—	0.1	—	—	—	—	5.2
Municipals	10.4	—	—	—	—	—	(10.3)	0.1
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	(3.3)	—
Non-agency residential mortgage-backed securities	1.2	(0.1)	0.1	—	(0.5)	(0.1)	—	0.6
Total assets at fair value	$684.1	$0.1	$(2.5)	$352.8	$(8.2)	$(44.8)	$30.3	$1,011.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,496.7	$(10.3)	$—	$—	$—	$—	$—	$1,486.4
Equity conversion feature of preferred stock	73.9	125.5	—	—	—	—	—	199.4
Available-for-sale embedded derivatives	0.4	(0.4)	—	—	—	—	—	—
Total liabilities at fair value	$1,571.0	$114.8	$—	$—	$—	$—	$—	$1,685.8

	Nine months ended July 1, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$—	$41.0	$—	$—	$—	$—	$—	41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	374.5	—	7.0	394.9	—	(31.8)	14.5	759.1
Corporates	159.7	0.2	(5.9)	91.6	(24.4)	(45.3)	29.9	205.8
Hybrids	5.2	—	—	—	—	—	—	5.2
Municipals	—	—	0.1	10.2	—	—	(10.2)	0.1
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	(3.3)	—
Non-agency residential mortgage-backed securities	3.8	(0.1)		—	(0.5)	(0.3)	(2.3)	0.6
Total assets at fair value	$546.5	$41.1	$1.2	$496.7	$(24.9)	$(77.4)	$28.6	$1,011.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,396.3	$90.1	$—	$—	$—	$—	$—	$1,486.4
Equity conversion feature of preferred stock	75.4	124.0	—	—	—	—	—	199.4
Available-for-sale embedded derivatives	0.4	(0.4)	—	—	—	—	—	—
Total liabilities at fair value	$1,472.1	$213.7	$—	$—	$—	$—	$—	$1,685.8

(a)	The net transfers in and out of Level 3 during the three and nine months ended July 1, 2012 was exclusively to or from Level 2.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. FGL transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the nine months ended June 30, 2013 reflecting the level of market activity in these instruments and there were no transfers between Level 1 and Level 2 for the three and nine months ended July 1, 2012.

Primary market issuance and secondary market activity for certain asset-backed and hybrid securities during the three and nine months ended June 30, 2013, as well corporate securities during the three and nine months ended June 30, 2013, increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of June 30, 2013. Accordingly, FGL’s assessment resulted in a net transfer out of Level 3 of $53.0 related to corporate, hybrid and asset-backed securities during the nine months ended June 30, 2013. FGL's assessment resulted in a net transfer out of Level 3 of $13.6 and $15.8 related to municipals, agency and non-agency residential mortgage-backed securities and a net transfer into Level 3 of $43.9 and $44.4 related to asset-backed securities and corporates during the three and nine months ended July 1, 2012, respectively.

(9) Goodwill and Intangibles, including DAC and VOBA
A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGL’s deferred acquisition costs ("DAC") and value of business acquired ("VOBA") balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at Balance at September 30, 2012	$694.2	$841.1	$873.9	$104.3	$169.2	$1,988.5
Acquisitions (Note 3)	787.7	330.0	190.6	—	—	520.6
Deferrals	—	—	—	—	109.2	109.2
Less: Components of amortization -
Periodic amortization	—	—	(57.5)	(151.8)	(62.0)	(271.3)
Interest	—	—	—	16.2	7.1	23.3
Unlocking	—	—	—	22.6	4.8	27.4
Reclassifications	—	—	—	—	—	—
Adjustment for unrealized investment losses, net	—	—	—	211.3	49.6	260.9
Effect of translation	(11.7)	(4.2)	(4.5)	—	—	(8.7)
Balance at Balance at June 30, 2013	$1,470.2	$1,166.9	$1,002.5	$202.6	$277.9	$2,649.9

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
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the "shadow adjustments" as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of June 30, 2013 and September 30, 2012, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $128.1 and $339.4, respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) of $1.1 and $50.7, respectively. Amortization of VOBA and DAC for the three months ended June 30, 2013 and July 1, 2012 was $37.3 and $23.8, and $27.4 and $3.1 respectively. Amortization of VOBA and DAC for the nine months ended June 30, 2013 and July 1, 2012 was $113.0 and $101.3, and $50.1 and $10.7, respectively.
The above DAC balances include $20.6 and $9.1 of deferred sales inducements ("DSI"), net of shadow adjustments, as of June 30, 2013 and September 30, 2012, respectively.

Definite lived intangible assets are summarized as follows:

	June 30, 2013			September 30, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$879.4	$(147.9)	$731.5	$796.2	$(113.0)	$683.2	15 to 20 years
Trade names	171.5	(41.2)	130.3	150.8	(28.3)	122.5	1 to 12 years
Technology assets	175.5	(34.8)	140.7	91.0	(22.8)	68.2	4 to 17 years
	$1,226.4	$(223.9)	$1,002.5	$1,038.0	$(164.1)	$873.9

Amortization expense for definite lived intangible assets is as follows:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Customer relationships	$11.6	$10.1	$33.3	$30.0
Trade names	4.3	3.6	12.2	9.8
Technology assets	4.4	2.4	12.0	6.7
	$20.3	$16.1	$57.5	$46.5

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $78.5 per year.
The weighted average amortization period for VOBA and DAC are approximately 4.9 and 7.7 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
Fiscal Year	VOBA	DAC
2013	$9.0	$4.5
2014	45.7	22.3
2015	43.7	23.6
2016	39.5	22.9
2017	33.0	22.0
2018 and thereafter	159.8	183.7

(10) Debt
The Company’s consolidated debt consists of the following:

	June 30, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$700.0	7.9%	$—	—
10.625% Senior Secured Notes, due November 15, 2015	—	—	500.0	10.6%
Spectrum Brands:
Term loan, due December 17, 2019	757.5	4.6%	—	—%
Former term loan facility	—	—%	370.2	5.1%
9.5% Senior Secured Notes, due June 15, 2018	950.0	9.5%	950.0	9.5%
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	—	—%
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	—	—%
ABL Facility, expiring May 24, 2017	69.5	2.1%	—	4.3%
Other notes and obligations	33.0	8.3%	18.1	10.9%
Capitalized lease obligations	29.9	6.2%	26.7	6.2%
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	—	—
EXCO/HGI Production Partners
EXCO/HGI JV Credit Agreement, due February 14, 2018	274.9	2.7%	—	—
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	57.5	5.8%	—	—
Total	4,562.3		2,165.0
Original issuance (discounts) premiums on debt, net	(8.0)		2.0
Total debt	4,554.3		2,167.0
Less current maturities	40.8		16.4
Non-current portion of debt	$4,513.5		$2,150.6
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
The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, HGI recorded $58.9 of charges to "Interest Expense" in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2013, consisting of $45.7 cash charges for fees and expenses related to the Tender Offer, $0.2 cash charges related to the Satisfaction and Discharge and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount.
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

In connection with the 7.875% Note offering the Company recorded $20.0 of fees during the nine months ended June 30, 2013. These fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
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
The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HFG and HGI Funding LLC. At June 30, 2013, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
On July 18, 2013, HGI entered into a Purchase Agreement, as amended by the Purchase Agreement Amendment dated as of July 19, 2013 (as so amended, the “Purchase Agreement”). In connection with the Purchase Agreement, on July 23, 2013, HGI issued $225.0 aggregate principal amount of 7.875% senior secured notes due 2019 (the “New Notes”). The New Notes were issued under the same indenture governing the 7.875% Notes. See Note 21, Subsequent Events, for additional information with respect to the New Notes.
Spectrum Brands
Term Loan
In December 2012, Spectrum Brands entered into the Term Loan which matures on December 17, 2019, and provides borrowings in an aggregate principal amount of $800.0, with $100.0 in Canadian dollar equivalents in connection with the acquisition of the HHI Business from Stanley Black & Decker. A portion of the Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370.2 prior to refinancing. In connection with the refinancing, Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the former term loan facility totaling $5.5 as an adjustment to interest expense during the nine months ended June 30, 2013.
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
In connection with the issuance of the Term Loan, Spectrum Brands recorded $0.2 and $19.3 of fees during the three and nine months ended June 30, 2013, respectively, of which $16.9, respectively, is classified as Debt issuance costs within "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan with the remainder of $2.4 reflected as an increase to interest expense during the nine months ended June 30, 2013, respectively.

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
Spectrum Brands recorded $12.9 of fees in connection with the offering of the 6.375% Notes during the nine months ended June 30, 2013 and $14.1 of fees in connection with the offering of the 6.625% Notes during the nine months ended June 30, 2013. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.

ABL Facility
In December 2012, Spectrum Brands exercised its option to increase its asset based lending revolving credit facility (the "ABL Facility") from $300.0 to $400.0 and extend the maturity to May 24, 2017. In connection with the increase and extension, Spectrum Brands incurred $0.3 of fees during the nine months ended June 30, 2013, respectively. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
In March 2013, Spectrum Brands amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, Spectrum Brands incurred $0.1 and $0.2 of fees during the three and nine months ended June 30, 2013, respectively. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.

As a result of borrowings and payments under the ABL Facility, at June 30, 2013, Spectrum Brands had aggregate borrowing availability of approximately $228.1, net of lender reserves of $7.9 and outstanding letters of credit of $38.5.
FGL
In March 2013, FGL issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1,

2013. FGL used a portion of the net proceeds from the issuance to pay a $73.0 dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.
In connection with the offering, FGL capitalized $10.2 of debt issuance costs during the nine months ended June 30, 2013. The fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and are being amortized over the redemption date using the straight-line method over the remaining term of the debt.
EXCO/HGI Production Partners
In connection with its formation, the EXCO/HGI JV entered into the EXCO/HGI JV Credit Agreement which had an initial borrowing base of $400.0. Borrowings under the EXCO/HGI JV Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value (as defined in the agreement) of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. As of June 30, 2013, $369.0 was drawn under this agreement and HGI's proportionate share of the obligation was $274.9. The interest rate grid ranges from London Interbank Offered Rate ("LIBOR") plus 175 Basis Points ("bps") to 275 bps (or Alternate Base Rate ("ABR") plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The EXCO/HGI JV entered into the First Amendment to the EXCO/HGI JV Credit Agreement on March 5, 2013, which increased the borrowing base to $470.0 as a result of the acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. The EXCO/HGI JV Credit Agreement matures on February 14, 2018.
Pursuant to the agreement, within 60 days of formation of the EXCO/HGI JV, the partnership is required to enter into derivative financial instruments covering not less than 75% of its forecasted proved producing natural gas production for 2013 and 50% of such forecasted production for 2014. For future years, the EXCO/HGI JV is permitted to have derivative financial instruments covering no more than 100% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
The financial covenants contained in the EXCO/HGI JV Credit Agreement require that the EXCO/HGI JV:

•	maintain a consolidated current ratio (as defined in the agreement of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit the EXCO/HGI JV's ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

As of June 30, 2013, the EXCO/HGI JV was in compliance with these covenants.
Salus
Long-term debt of the consolidated VIE include the unaffiliated obligations of a CLO VIE of $57.5, as of June 30, 2013. In February 2013, Salus completed a CLO securitization of collateralized loan obligations of up to $225.0 with a notional aggregate principal amount of $175.5 of the asset-backed loan receivables that it had originated through that date, of which $63.5 was taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-backed loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.5% to LIBOR plus 10.5%. See Note 6, Securitizations and Variable Interest Entities, for additional information with respect to the securitization.

(11) Defined Benefit Plans
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
Spectrum Brands
Spectrum Brands has various defined benefit pension plans (the "Spectrum Brands Pension Plans") covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service.
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
Spectrum Brands also provides post-retirement life insurance and medical benefits to certain retirees under two separate contributory plans.
Consolidated
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$0.9	$0.7	$2.6	$2.0
Interest cost	2.5	2.8	7.8	7.7
Expected return on assets	(2.5)	(2.3)	(7.4)	(6.1)
Recognized net actuarial loss	0.5	0.2	1.6	0.5
Employee contributions	—	—	(0.1)	(0.1)
Net periodic benefit expense	$1.4	$1.4	$4.5	$4.0
Contributions made during period	$1.3	$1.3	$3.2	$3.9

(12) Reinsurance
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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes were as follows:

	Three months ended				Nine months ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$69.9	$150.9	$74.5	$224.9	$212.3	$579.8	$225.7	$749.7
Assumed	9.1	8.2	11.4	9.0	24.5	15.7	35.7	27.0
Ceded	(60.0)	(51.9)	(73.8)	(92.9)	(189.9)	(163.8)	(219.2)	(217.0)
Net	$19.0	$107.2	$12.1	$141.0	$46.9	$431.7	$42.2	$559.7

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2013 and July 1, 2012, FGL did not write off any reinsurance balances. Effective June 17, 2013, FGL rescinded the portion of the coinsurance agreement dated April 1, 2011 between Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Wilton Re U.S. Holdings, Inc. ("Wilton Re") which covers certain disability income riders. Wilton Re has agreed to pay FGL Insurance a rescission settlement of $6.4.  In addition, FGL Insurance will re-establish the $4.5 reserve liability previously ceded to Wilton Re in connection with this business. FGL Insurance recognized a net gain on the rescission of $1.9. As discussed below under "Wilton Agreement," FGL monitors the risk of default by reinsurers.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGL had the following significant reinsurance agreements during the nine months ended June 30, 2013 and July 1, 2012 as described below.
Wilton Agreement
On January 26, 2011, HFG entered into a commitment agreement (the "Commitment Agreement") with Wilton Re committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with Fidelity Insurance.
On April 8, 2011, FGL Insurance ceded substantially all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535.8, net of ceding commission, to Wilton Re. The Company considered the effects of the first amendment in the opening balance sheet and purchase price allocation as of April 6, 2011, the effective date of the Company’s acquisition of FGL from OM Group (UK) Limited ("OMGUK") (the "FGL Acquisition"). Effective April 26, 2011, HFG elected the second of the two amendments under the Commitment Agreement (the "Raven Springing Amendment"), which committed FGL Insurance to cede to Wilton Re all of the business (the "Raven Block") then reinsured with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGL, on or before December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580.7, including ceding commission, to Wilton Re.
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

Commissioners Annuity Reserve Valuation Method Facility ("CARVM")
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group ("OM Re") and simultaneously ceded the business to Raven Re. The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGL under the F&G Stock Purchase Agreement. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc ("Nomura") to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing liability is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
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

(13) Stock Compensation
The Company recognized consolidated stock compensation expense as follows:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Stock compensation expense	$22.7	$5.3	$44.9	$17.1
Less:
Related tax benefit	0.7	—	1.2	—
Noncontrolling interest	7.3	1.9	13.6	6.8
Net	$14.7	$3.4	$30.1	$10.3
The amounts before taxes and non-controlling interest are principally included in "Selling, acquisition, operating and general expenses" in the accompanying Condensed Consolidated Statements of Operations.

A summary of stock options outstanding as of June 30, 2013 and related activity during the nine months then ended, under HGI and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2012	2,285	$4.96	$1.77	201	$38.20	$3.90
Granted	1,528	8.52	3.53	194	49.45	3.85
Exercised	—	—	—	(27)	38.14	3.90
Forfeited or expired	(33)	6.18	2.32	—	—	—
Stock options outstanding at June 30, 2013	3,780	6.39	2.47	368	43.77	3.88
Stock options vested and exercisable at June 30, 2013	865	6.12	2.33	—	—	—
Stock options outstanding and expected to vest	2,915	6.46	2.52	301	43.77	3.88
A summary of restricted stock and restricted stock units outstanding as of June 30, 2013 and related activity during the nine months then ended, under HGI, Spectrum Brands and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		Spectrum Brands
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2012	830	$4.93	13	$28.00
Granted	3,256	8.52	—	—
Vested	(633)	8.23	(13)	28.00
Forfeited	(33)	7.93	—	—
Restricted stock outstanding at June 30, 2013	3,420	7.71	—	—
Restricted stock expected to vest	3,420	7.71	—	—

	HGI		Spectrum Brands		FGL
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2012	17	$4.61	1,931	$28.45	—	$—
Granted	9	8.33	666	45.35	52	3.85
Vested	(17)	4.61	(1,121)	28.28	—	—
Forfeited	—	—	(290)	29.79	(1)	—
Restricted stock units outstanding at June 30, 2013	9	—	1,186	37.76	51	3.85
Restricted stock units vested and exercisable at June 30, 2013	22	4.61	—	—		—
Restricted stock units expected to vest	9	8.33	1,186	37.76	41	3.85

HGI
HGI granted no stock option awards during the three months ended June 30, 2013 and July 1, 2012. HGI granted stock option awards representing approximately 1,528 thousand and 2,215 thousand shares during the nine months ended June 30, 2013 and July 1, 2012, respectively. All of these grants are time based, and vest either immediately, or over periods of 12 to 48 months. The total fair value of the stock option grants on their respective grant dates were approximately $5.4 and $3.6, respectively.
HGI granted no restricted stock awards during the three months ended June 30, 2013 and July 1, 2012. HGI granted restricted stock awards representing approximately 3,256 thousand and 818 thousand shares during the nine months ended June 30, 2013 and July 1, 2012, respectively. All of these grants are time based, and vests either immediately, or over periods of 7 to 36 months. The total fair value of the restricted stock grants on their respective grant dates were approximately $27.7 and $3.9, respectively.
HGI granted no restricted stock unit awards during the three months ended June 30, 2013 and July 1, 2012. HGI granted restricted stock unit awards representing approximately 9 thousand and 22 thousand shares, respectively, during the nine months ended June 30, 2013 and July 1, 2012. All of these grants are time based, and vests either immediately, or over periods of 7 to 12 months. The total fair value of the restricted stock grants on their respective grant dates was approximately $0.1 and $0.1, respectively.
Under HGI’s executive bonus plan for Fiscal 2013, executives will be paid in cash, stock options and restricted stock shares. The equity grants will have a grant date in the first fiscal quarter of 2014 and the shares will vest, either immediately, or between 12 and 36 months from the grant date.
As of June 30, 2013, there was approximately $16.5 of total unrecognized compensation cost related to unvested share-based compensation agreements, which is expected to be recognized over a weighted-average period of 2.24 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.85%	0.98% to 1.19%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.0 years	6.0 years
Volatility	42.8% to 44.0%	33.0% to 35.0%

The weighted-average remaining contractual term of outstanding stock option awards at June 30, 2013, was 8.95 years.
Spectrum Brands
Spectrum Brands granted restricted stock unit awards representing approximately 30 thousand and 666 thousand shares during the three and nine months ended June 30, 2013. Of these 666 thousand grants, 22 thousand restricted stock units are time based and vest over a one year period. Of the remaining 644 thousand restricted stock unit grants, 90 thousand are performance based and vest over a one year period, and 554 thousand are performance and time-based and vest over a two year period. The total fair value of the restricted stock units on the dates of the grants was approximately $30.2.
Spectrum Brands granted restricted stock unit awards representing approximately 42 thousand and 759 thousand shares during the three and nine months ended July 1, 2012. Of these 759 thousand grants, 18 thousand restricted stock units are time-based and vest over a one year period, and 42 thousand restricted stock units are time-based and vest over a two year period.. The remaining 699 thousand restricted stock unit grants are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $20.8.
The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

FGL
On November 2, 2011, FGL’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGL common stock to key employees of FGL. On November 2, 2011, FGL’s compensation committee also approved a dividend equivalent plan that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGL in respect of the shares underlying the options. As of September 30, 2012, FGL determined that it was probable that the dividend equivalent will vest and recorded a provision of $0.4 for the ratable recognition of such projected liability over the option vesting period for the three months ended June 30, 2013.
FGL granted stock option awards and restricted stock units representing approximately 194 thousand and 52 thousand shares during the nine months ended June 30, 2013. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grant and restricted stock unit grant on the grant date was $0.6 and $2.0, respectively.
FGL granted stock option awards representing approximately 207 thousand shares during the nine months ended July 1, 2012. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $0.6. On December 31, 2012, FGL elected an alternate settlement for the vested portion of the 2012 share options awards. FGL selected a cash settlement of the vested option awards, which reclassified the plan from an equity plan to a liability plan. FGL recognized additional expense, of approximately $0.6, for the difference between the cash settlement amount and the compensation expense previously recognized. FGL revalued the remaining unvested option awards to fair value and recorded $0.1 compensation expense.
The total compensation cost related to non-vested options and restricted stock units not yet recognized as of June 30, 2013 totaled $4.1 and will be recognized over a weighted-average period of 2.41 years.
The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.8%	0.8%
Assumed dividend yield	6%	10%
Expected option term	4.5	4.5
Volatility	27%	35%
EXCO/HGI JV
In May 2013, the EXCO/HGI JV adopted an incentive plan ("Incentive Unit Plan") which allowed for awards to be issued that cover up to 1 million Class B Units. The plan is intended to grant phantom units that correspond to Class B Units prior to the vesting date, in tandem with dividend equivalent rights ("DER") to participate in distributions of the EXCO/HGI JV. The phantom units will vest in three equal annual installments, and will be settled by issuing a Class B Unit in the EXCO/HGI JV. The accumulated distributions related to the DER will be paid to the participant upon the vesting of the related phantom unit. Upon termination of a participant, any unvested phantom units or DER's (including accrued distributions) shall be forfeited.
The agreement includes a call-right on behalf of the EXCO/HGI JV and a put-right on behalf of the participant. The call-right becomes exercisable upon the termination of a participant, and gives the EXCO/HGI JV the option to repurchase any Class B Units held by the participant. The put-right becomes exercisable during the first designated window period after the participant has held the Class B Unit for a period of six months, and gives the participant the option to cause the EXCO/HGI JV to repurchase the participant's Class B Units. The repurchase price under the call-right and put-rights shall be the fair market value as of the date of exercise as determined by the EXCO/HGI JV.
As of June 30, 2013, there were 898 thousand awards available for issuance under the Incentive Unit Plan. The fair value of the awards granted was based on the market value of the limited partner units issued upon formation of the EXCO/HGI JV. A summary of the activity related to the incentive unit plan was as follows:

	Shares	Weighted average grant date fair value per share
Non-vested awards at February 14, 2013	—	$—
Granted	102	10.00
Non-vested awards at June 30, 2013	102	$10.00

ASC 718 requires share-based compensation be recorded with cost classifications consistent with cash compensation. The EXCO/HGI JV uses the full cost method to account for its oil and natural gas properties. As a result, part of the share-based payments are capitalized. During the period from inception to June 30, 2013, an immaterial amount was capitalized as part of the EXCO/HGI JV's oil and natural gas properties. HGI's proportionate share of the EXCO/HGI JV's total share-based compensation on unvested awards was $0.7 as of June 30, 2013, and will be recognized over an average period of 2.9 years.

(14) Income Taxes
For the three and nine months ended June 30, 2013, the Company's effective tax rates of 23.7% and 55.1% were negatively impacted by, pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the nine months ended June 30, 2013 was the release of U.S. valuation allowances totaling $49.3 in deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of a recent acquisition and $81.9 of income resulting from a decrease in the fair value of the equity conversion feature of preferred stock which is not taxable. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
For the three months ended July 1, 2012, the Company's effective tax rate of 5.0% was lower than the United States Federal statutory rate of 35% and, for the nine months ended July 1, 2012, the Company recorded tax expense at the rate of (356.3)% despite incurring a pretax loss, primarily as a result of: (i) $125.5 of expense in the three month period for an increase in the fair value of the equity conversion feature of preferred stock, for which no tax benefit is available; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable; (iii) deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes; (iv) and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the nine months ended July 1, 2012 was: (i) a $19.0 release by FGL of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction; (ii) a $41.0 gain on a contingent purchase price reduction receivable for which no tax provision is necessary; and (iii) a $13.9 release by Spectrum Brands of valuation allowances on deferred tax assets as a result of an acquisition.

The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At June 30, 2013 and September 30, 2012, the Company had $9.0 and $5.9, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3.8 and $3.6, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. As of June 30, 2013, certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

(15) Earnings Per Share
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

The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income (loss) attributable to common and participating preferred stockholders	$91.6	$(149.1)	$108.1	$(129.2)

Participating shares at end of period:
Common shares outstanding	140,576	139,357	140,576	139,357
Preferred shares (as-converted basis)	61,987	62,526	61,987	62,526
Total	202,563	201,883	202,563	201,883

Percentage of income (loss) allocated to:
Common shares	69.4%	100.0%	69.4%	100.0%
Preferred shares (a)	30.6%	—%	30.6%	—%

Net income (loss) attributable to common shares - basic	$63.6	$(149.1)	$75.0	$(129.2)

Dilutive adjustments to income (loss) attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	28.0	—	33.1	—
Reversal of preferred stock dividends and accretion	12.0	—	36.3	—
Reversal of income related to fair value of preferred stock conversion feature	(52.6)	—	(81.9)	—
Net adjustment	(12.6)	—	(12.5)	—

Net income (loss) attributable to common shares - diluted	$51.0	$(149.1)	$62.5	$(129.2)

Weighted-average common shares outstanding - basic	140,292	139,349	139,832	139,351
Dilutive effect of preferred stock	62,413	—	62,555	—
Dilutive effect of unvested restricted stock and restricted stock units	1,853	—	2,231	—
Dilutive effect of stock options	662	—	612	—
Weighted-average shares outstanding - diluted	205,220	139,349	205,230	139,351

Net income (loss) per common share attributable to controlling interest:
Basic	$0.45	$(1.07)	$0.54	$(0.93)
Diluted	$0.25	$(1.07)	$0.30	$(0.93)

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding nonvested restricted stock.

(16) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $20.4 at June 30, 2013. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
HGI is also involved in other litigation and claims incidental to its current and prior businesses. These include workers compensation and environmental matters and pending cases in Mississippi and Louisiana state courts and in a Federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by its offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to it, and given its reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
Spectrum Brands
Spectrum Brands has accrued approximately $5.1 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
FGL
FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, results of operations or cash flows.
Regulatory Matters
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2013, FGL has accrued $5.6 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $5.0.
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
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At June 30, 2013, the notional amount of unfunded, legally binding lending commitments was approximately $150.4, of which $25.8 expires in one year or less, and the remainder expires between one and four years.
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

(17) Other Required Disclosures
Receivables and concentrations of credit risk
"Receivables, net" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2013	September 30, 2012
Trade accounts receivable
Consumer products	$511.9	$357.2
Oil and natural gas	19.9	—
Total trade accounts receivable	531.8	357.2
Contingent purchase price reduction receivable (Note 3)	41.0	41.0
Other receivables	71.1	38.1
Total receivables	643.9	436.3
Less: Allowance for doubtful trade accounts receivable	32.6	21.9
Total receivables, net	$611.3	$414.4
Trade receivables held by Spectrum Brands and the EXCO/HGI JV subject the Company to credit risk and are carried at net realizable value.
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
The EXCO/HGI JV sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. The EXCO/HGI JV's trade accounts receivable are due from purchasers of oil or natural gas. The EXCO/HGI JV has the right to offset future revenues against unpaid charges related to wells which it operates. Oil and natural gas trade receivables are generally uncollateralized. The allowance for doubtful oil and natural gas accounts receivable was immaterial as of June 30, 2013. In addition, the EXCO/HGI JV has other receivables due from participants in oil and natural gas wells for which it serves as the operator.
Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 17.0% and 23.0% of Spectrum Brands’ net sales during the three months ended June 30, 2013 and July 1, 2012, respectively, and approximately 18.0% and 23.0% of Spectrum Brands’ net sales during the nine months ended June 30, 2013 and July 1, 2012, respectively. This customer also represented approximately 10.0% and 13.0% of Spectrum Brands’ trade accounts receivable, net at June 30, 2013 and September 30, 2012, respectively.
Approximately 37.1% and 40.0% of Spectrum Brands’ net sales during the three months ended June 30, 2013 and July 1, 2012, respectively, and 41.4% and 44.0% of Spectrum Brands' net sales during the nine months ended June 30, 2013 and July 1, 2012, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Inventories
Inventories of Spectrum Brands which are stated at the lower of cost or market, consist of the following:

	June 30, 2013	September 30, 2012
Raw materials	$108.3	$58.5
Work-in-process	53.4	23.4
Finished goods	545.6	370.7
Total inventories	$707.3	$452.6

Properties, including oil and natural gas properties, net
Properties, including oil and natural gas properties, net, consist of the following:

	June 30, 2013	September 30, 2012
Oil and natural gas properties (full accounting method)
Unproved oil and natural gas properties and development costs not being amortized	$49.8	$—
Proved developed and undeveloped oil and natural gas properties	583.1	—
Less: Accumulated depletion	18.0	—
Total oil and natural gas properties, net	614.9	—
Other properties
Land, buildings and improvements	160.4	93.6
Gas gathering assets	21.6	—
Machinery, equipment and other	431.9	325.7
Construction in progress	42.5	18.4
Total other properties, at cost	656.4	437.7
Less: Accumulated depreciation	271.9	216.1
Total other properties, net	384.5	221.6
Total properties, including oil and natural gas properties, net	$999.4	$221.6

Shipping and handling costs
Spectrum Brands incurred shipping and handling costs of $67.0 and $183.0 for the three and nine months ended June 30, 2013, respectively, and $48.8 and $148.4 for the three and nine months ended July 1, 2012, respectively. These costs are included in "Selling, acquisition, operating and general expenses" expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare Spectrum Brands’ products for shipment from its distribution facilities.

Other assets
"Other assets" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2013	September 30, 2012
Prepaid expenses and other current assets	$90.5	$53.1
Debt issuance costs	104.7	50.9
Deferred charges and other assets	76.7	68.6
Total other assets	$271.9	$172.6

Accounts payable and other current liabilities
"Accounts payable and other current liabilities" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2013	September 30, 2012
Accounts payable	$430.6	$325.9
Wages and benefits	103.7	110.9
Income taxes payable	46.9	96.6
Accrued interest	61.3	50.4
Accrued expenses	158.9	25.1
Oil and natural gas revenues and royalties payable	16.7	—
Accrued dividends on Preferred Stock	8.2	8.3
Restructuring and related charges	16.7	6.6
Other	0.4	130.4
Total accounts payable and other current liabilities	$843.4	$754.2

Other liabilities
"Other liabilities" in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2013	September 30, 2012
Amounts payable for investment purchases	$30.9	$206.7
Retained asset account	202.9	203.7
Amounts payable to reinsurers	47.7	32.0
Remittances and items not allocated	37.3	29.5
Oil and natural gas asset-retirement obligations	24.8	—
Other	96.0	128.7
Total other liabilities	$439.6	$600.6

Asset retirement obligations
The following is a reconciliation of the EXCO/HGI JV's asset retirement obligations for the period from inception to June 30, 2013:

June 30, 2013
Asset retirement obligations at inception	$18.5
Activity during the period:
Liabilities incurred during the period	0.1
Liabilities settled during the period	—
Adjustment to liability due to acquisitions	5.5
Accretion of discount	0.7
Asset retirement obligations at end of period	24.8
Less: Current portion	1.2
Long-term portion	$23.6

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
In 2013 and 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the "Global Expense Rationalization Initiatives" and the "Global Cost Reduction Initiatives"). The following table summarizes restructuring and related charges incurred by the Global Expense Rationalization Initiatives and the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the three months ended June 30, 2013 and July 1, 2012 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:
Global Expense Rationalization	$7.9	$—	$7.9	$—	$7.9	$2.6	$10.5	December 31, 2014
Global Cost Reduction	2.9	3.8	14.6	15.1	97.7	6.8	104.5	January 31, 2015
Other	2.4	0.1	5.2	0.8
	$13.2	$3.9	$27.7	$15.9

Classification:
Consumer products cost of goods sold	$1.0	$2.0	$4.7	$8.3
Selling, acquisition, operating and general expenses	12.2	1.9	23.0	7.6
	$13.2	$3.9	$27.7	$15.9
Included in "Other initiatives" in the table above, Spectrum Brands also recorded $2.3 and $5.0 of restructuring and related charges during the three and nine months ended June 30, 2013, related to initiatives implemented by the HHI Business prior to the acquisition by Spectrum Brands in December 2012.
The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the nine months ended June 30, 2013:

	Accrual Balance at September 30, 2012	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at June 30, 2013	Expensed as Incurred (a)
Global Expense Rationalization Initiatives:
Termination benefits	$—	$6.8	$(0.1)	$—	$6.6	$0.8
Other costs	—	—	—	—	—	0.3
	—	6.8	(0.1)	—	6.6	1.1
Global Cost Reduction Initiatives:
Termination benefits	3.3	5.4	(3.1)	$—	5.6	1.2
Other costs	1.1	0.2	(1.1)	—	0.3	7.8
	4.4	5.6	(4.2)	—	5.9	9.0
Other initiatives	2.2	1.6	(0.3)	0.7	4.2	3.6
	$6.6	$14.0	$(4.6)	$0.7	$16.7	$13.7
___________________

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(18) Related Party Transactions

In November 2012, the Company and Harbinger Capital Partners LLC ("Harbinger Capital"), an affiliate of the Company and the Principal Stockholders, entered into a reciprocal services agreement (the "Services Agreement") with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the New York Stock Exchange, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (not including Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement. The Company recognized $1.2 and $2.1 of expenses under these Service Agreement with respect to the three and nine months ended June 30, 2013.
During the nine months ended July 1, 2012, prior to entering into the Services Agreement discussed above, Harbinger Capital provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to the January 9, 2012. The Company recognized $0.7 and $2.0 of expenses under these arrangements with respect to the three and nine months ended July 1, 2012. Such amounts have been approved by a special committee of the Company’s board of directors, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
In addition, pursuant to the terms of an existing registration rights agreement between the Company and the Principal Stockholders, the Company undertook a registered secondary offering of 23.0 million shares of the Company's common stock owned by the Principal Stockholders. The Company incurred $0.4 related to such offering during the nine months ended June 30, 2013. The Company also provided customary representations, warranties and indemnifications to the underwriters.

(19) Segment Data
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

	Three months ended		Nine months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues:
Consumer Products	$1,089.8	$824.8	$2,947.8	$2,419.9
Insurance	276.0	186.3	1,022.3	862.6
Energy	37.8	—	54.5	—
Financial Services	10.2	1.7	29.5	2.1
Intersegment elimination	(3.2)	(0.6)	(9.3)	(0.7)
Consolidated revenues	$1,410.6	$1,012.2	$4,044.8	$3,283.9

Operating income (loss):
Consumer Products	$115.7	$95.2	$236.1	$234.2
Insurance	78.5	(1.5)	351.5	89.5
Energy	4.8	—	5.3	—
Financial Services	4.1	0.5	16.6	(0.5)
Intersegment elimination	(3.0)	(0.6)	(9.3)	(0.7)
Total segments	200.1	93.6	600.2	322.5
Corporate expenses (a)	(17.5)	(12.1)	(68.2)	(33.3)
Consolidated operating income	182.6	81.5	532.0	289.2
Interest expense	(83.9)	(54.4)	(302.7)	(194.4)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	52.6	(125.5)	81.9	(124.0)
Gain on contingent purchase price reduction	—	—	—	41.0
Other income (expense), net	4.2	(17.5)	(7.7)	(26.0)
Consolidated income (loss) from continuing operations before income taxes	$155.5	$(115.9)	$303.5	$(14.2)

Total assets:	June 30, 2013	September 30, 2012
Consumer Products	$5,537.5	$3,751.6
Insurance	21,012.6	20,990.3
Energy	685.5	—
Financial Services	316.9	195.1
Intersegment elimination	(340.4)	(182.1)
Total segments	27,212.1	24,754.9
Corporate assets	152.9	445.5
Consolidated total assets	$27,365.0	$25,200.4

	Nine months ended
Total cash provided from operating activities:	June 30, 2013	July 1, 2012
Consumer Products	$(75.6)	$(61.9)
Insurance	230.9	187.4
Energy	20.8	—
Financial Services	2.6	1.5
Total cash provided from segment operating activities	178.7	127.0
Cash used in corporate operating activities	(84.7)	77.7
Consolidated cash provided from operating activities	$94.0	$204.7
__________________

(a)
Included in corporate expenses for the three and nine months ended June 30, 2013 and July 1, 2012, are $0.0 and $0.9, and $0.9 and $1.7, respectively, for start-up costs relating to Front Street and Salus, and $0.9 and $12.0, and $0.3 and $6.9, respectively, relating to acquisitions and other projects.

(20) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at June 30, 2013 and September 30, 2012, and consolidating statements of operations information for the nine months ended June 30, 2013 and July 1, 2012. These schedules present the individual segments of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Harbinger Group Inc. - Condensed Consolidating Balance Sheet Information

June 30, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,298.5	$—	$268.0	$34.0	$—	$16,600.5
Investments in subsidiaries and affiliates	—	62.0	—	—	2,088.6	(2,150.6)	—
Affiliated loans and receivables	—	277.2	—	1.2	—	(278.4)	—
Cash and cash equivalents	99.0	1,003.0	16.5	37.2	88.0	—	1,243.7
Receivables, net	542.1	41.0	27.7	0.5	—	—	611.3
Inventories, net	707.3	—	—	—	—	—	707.3
Accrued investment income	—	158.1	—	1.8	—	—	159.9
Reinsurance recoverable	—	2,371.0	—	—	—	—	2,371.0
Deferred tax assets	21.3	253.7	—	—	4.9	—	279.9
Properties, net	355.2	7.0	636.0	0.6	0.6	—	999.4
Goodwill	1,470.2	—	—	—	—	—	1,470.2
Intangibles, including DAC and VOBA, net	2,169.4	480.5	—	—	—	—	2,649.9
Other assets	173.0	60.6	5.3	7.6	25.4	—	271.9
Total assets	$5,537.5	$21,012.6	$685.5	$316.9	$2,241.5	$(2,429.0)	$27,365.0

Liabilities and Equity:
Insurance reserves	$—	$19,025.2	$—	$—	$—	$—	$19,025.2
Debt	3,226.1	300.0	274.9	57.5	695.8	—	4,554.3
Accounts payable and other current liabilities	704.3	27.4	31.6	3.3	76.8	—	843.4
Equity conversion feature of preferred stock	—	—	—	—	147.3	—	147.3
Employee benefit obligations	109.3	—	—	—	4.8	—	114.1
Deferred tax liabilities	503.5	—	—	—	4.9	—	508.4
Other liabilities	24.8	373.1	25.7	14.9	1.1	—	439.6
Affiliated debt and payables	—	1.2	103.4	173.8	—	(278.4)	—
Total liabilities	4,568.0	19,726.9	435.6	249.5	930.7	(278.4)	25,632.3
Temporary equity	—	—	—	—	325.4	—	325.4
Total stockholders' equity	547.2	1,285.7	249.9	67.8	985.4	(2,150.6)	985.4
Noncontrolling interests	422.3	—	—	(0.4)	—	—	421.9
Total permanent equity	969.5	1,285.7	249.9	67.4	985.4	(2,150.6)	1,407.3
Total liabilities and equity	$5,537.5	$21,012.6	$685.5	$316.9	$2,241.5	$(2,429.0)	$27,365.0

September 30, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,556.7	$—	$180.1	$181.6	$—	$16,918.4
Investment in subsidiaries and affiliates	—	32.0	—	—	1,858.2	(1,890.2)	—
Affiliated loans and receivables	—	150.1	—	—	—	(150.1)	—
Cash and cash equivalents	158.0	1,054.6	—	12.4	245.7	—	1,470.7
Receivables, net	373.4	41.0	—	—	—	—	414.4
Inventories, net	452.6	—	—	—	—	—	452.6
Accrued investment income	—	191.6	—	—	—	—	191.6
Reinsurance recoverable	—	2,363.1	—	—	—	—	2,363.1
Deferred tax assets	28.2	279.6	—	—	4.9	—	312.7
Properties, net	214.0	6.9	—	0.4	0.3	—	221.6
Goodwill	694.2	—	—	—	—	—	694.2
Intangibles, including DAC and VOBA, net	1,715.0	273.5	—	—	—	—	1,988.5
Other assets	116.2	41.2	—	2.2	13.0	—	172.6
Total assets	$3,751.6	$20,990.3	$—	$195.1	$2,303.7	$(2,040.3)	$25,200.4

Liabilities and Equity:
Insurance reserves	$—	$19,051.0	$—	$—	$—	$—	$19,051.0
Debt	1,669.3	—	—	—	497.7	—	2,167.0
Accounts payable and other current liabilities	594.2	93.2	—	—	66.8	—	754.2
Equity conversion feature of preferred stock	—	—	—	—	232.0	—	232.0
Employee benefit obligations	90.0	—	—	—	5.1	—	95.1
Deferred tax liabilities	377.5	—	—	—	4.9	—	382.4
Other liabilities	31.6	555.3	—	13.3	0.4	—	600.6
Affiliated debt and payables	—	—	—	150.1	—	(150.1)	—
Total liabilities	2,762.6	19,699.5	—	163.4	806.9	(150.1)	23,282.3
Temporary equity	—	—	—	—	319.2	—	319.2
Total stockholders' equity	567.7	1,290.8	—	31.7	1,177.6	(1,890.2)	1,177.6
Noncontrolling interests	421.3	—	—	—	—	—	421.3
Total permanent equity	989.0	1,290.8	—	31.7	1,177.6	(1,890.2)	1,598.9
Total liabilities and equity	$3,751.6	$20,990.3	$—	$195.1	$2,303.7	$(2,040.3)	$25,200.4

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Nine months ended June 30, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$2,947.8	$—	$—	$—	$—	$—	$2,947.8
Oil and natural gas	—	—	54.5	—	—	—	54.5
Insurance premiums	—	46.9	—	—	—	—	46.9
Net investment income	—	519.5	—	27.8	—	(7.6)	539.7
Net investment gains (losses)	—	411.5	—	—	—	—	411.5
Insurance and investment product fees and other	—	44.4	—	1.7	—	(1.7)	44.4
Total revenues	2,947.8	1,022.3	54.5	29.5	—	(9.3)	4,044.8
Operating costs and expenses:
Consumer products cost of goods sold	1,954.0	—	—	—	—	—	1,954.0
Oil and natural gas direct operating costs	—	—	26.9	—	—	—	26.9
Benefits and other changes in policy reserves	—	431.7	—	—	—	—	431.7
Selling, acquisition, operating and general expenses	700.2	76.0	22.3	12.9	68.2	—	879.6
Amortization of intangibles	57.5	163.1	—	—	—	—	220.6
Total operating costs and expenses	2,711.7	670.8	49.2	12.9	68.2	—	3,512.8
Operating income	236.1	351.5	5.3	16.6	(68.2)	(9.3)	532.0
Equity in net income (losses) of subsidiaries	—	—	—	—	235.5	(235.5)	—
Interest expense	(191.8)	(5.9)	(2.8)	—	(102.2)	—	(302.7)
Affiliated interest income	—	3.4	(3.4)	(6.6)	—	6.6	—
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	81.9	—	81.9
Other income (expense), net	(7.9)	0.2	0.8	(0.9)	0.1	—	(7.7)
(Loss) income from continuing operations before income taxes	36.4	349.2	(0.1)	9.1	147.1	(238.2)	303.5
Income tax expense (benefit)	54.9	112.1	—	0.2	—	—	167.2
Net income (loss)	(18.5)	237.1	(0.1)	8.9	147.1	(238.2)	136.3
Less: Net income (loss) attributable to noncontrolling interest	(8.5)	—	—	0.4	—	—	(8.1)
Net income (loss) attributable to controlling interest	(10.0)	237.1	(0.1)	8.5	147.1	(238.2)	144.4
Less: Preferred stock dividends and accretion	—	—	—	—	36.3	—	36.3
Net income (loss) attributable to common and participating preferred stockholders	$(10.0)	$237.1	$(0.1)	$8.5	$110.8	$(238.2)	$108.1

Nine months ended July 1, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$2,419.9	$—	$—	$—	$—	$—	$2,419.9
Oil and natural gas	—	—	—	—	—	—	—
Insurance premiums	—	42.2	—	—	—	—	42.2
Net investment income	—	537.6	—	2.1	—	(0.7)	539.0
Net investment gains (losses)	—	254.6	—	—	—	—	254.6
Insurance and investment product fees and other	—	28.2	—	—	—	—	28.2
Total revenues	2,419.9	862.6	—	2.1	—	(0.7)	3,283.9
Operating costs and expenses:
Consumer products cost of goods sold	1,584.1	—	—	—	—	—	1,584.1
Benefits and other changes in policy reserves	—	559.7	—	—	—	—	559.7
Selling, acquisition, operating and general expenses	555.1	101.4	—	2.6	33.3	—	692.4
Amortization of intangibles	46.5	112.0	—	—	—	—	158.5
Total operating costs and expenses	2,185.7	773.1	—	2.6	33.3	—	2,994.7
Operating income	234.2	89.5	—	(0.5)	(33.3)	(0.7)	289.2
Equity in net income (losses) of subsidiaries	—	—	—	—	139.9	(139.9)	—
Interest expense	(150.1)	(1.9)	—	—	(42.4)	—	(194.4)
Affiliated interest income	—	—	—	(0.7)	—	0.7	—
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(124.0)	—	(124.0)
Gain on contingent purchase price reduction	—	41.0	—	—	—	—	41.0
Other income (expense), net	(2.2)	—	—	—	(23.8)	—	(26.0)
Income (loss) from continuing operations before income taxes	81.9	128.6	—	(1.2)	(83.6)	(139.9)	(14.2)
Income tax expense (benefit)	38.8	11.8	—	—	—	—	50.6
Net income (loss)	43.1	116.8	—	(1.2)	(83.6)	(139.9)	(64.8)
Less: Net income (loss) attributable to noncontrolling interest	18.8	—	—	—	—	—	18.8
Net income (loss) attributable to controlling interest	24.3	116.8	—	(1.2)	(83.6)	(139.9)	(83.6)
Less: Preferred stock dividends and accretion	—	—	—	—	45.6	—	45.6
Net income (loss) attributable to common and participating preferred stockholders	$24.3	$116.8	$—	$(1.2)	$(129.2)	$(139.9)	$(129.2)

(21) Subsequent Event

HGI Issuance of $225.0 aggregate principal amount 7.875% Senior Secured Notes due 2019

On July 18, 2013, the Company entered into a Purchase Agreement, as amended by the Purchase Agreement Amendment dated as of July 19, 2013. In connection with the Purchase Agreement, on July 23, 2013, the Company issued $225.0 aggregate principal amount of 7.875% senior secured notes due 2019 (the "New Notes"). The New Notes were issued under the same indenture governing the 7.875% Notes by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee. The New Notes were priced at 101.50% of par plus accrued interest from July 15, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Harbinger Group Inc. ("HGI," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HGI which was included with our annual consolidated financial statements filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 27, 2012 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three months ended June 30, 2013 as the "Fiscal 2013 Quarter", the nine months ended June 30, 2013 as the "Fiscal 2013 Nine Months", the three month ended July 1, 2012 as the "Fiscal 2012 Quarter" and the nine months ended July 1, 2012 as the "Fiscal 2012 Nine Months."
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products, financing and asset management, branded consumer products such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment. Our outstanding common stock is 74.2% owned by Harbinger Capital Partners Master Fund I, Ltd. (the "Master Fund"), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the "Principal Stockholders"), not giving effect to the conversion rights of the Company's Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (together, the "Preferred Stock").
We are focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. We view the acquisition of Spectrum Brands Holdings, Inc. ("Spectrum Brands") and Fidelity & Guaranty Life Holdings, Inc. ("FGL," formerly Old Mutual U.S. Life Holdings, Inc.), in our 2011 fiscal year as our first steps in the implementation of that strategy. In addition to FGL’s asset management activities, HGI has expanded its asset management business by forming Five Island Asset Management, LLC ("Five Island") and Salus Capital Partners, LLC ("Salus"), its subsidiary engaged in providing secured asset-based loans to entities across a variety of industries. Lastly, in February 2013 we finalized a joint venture with EXCO Resources, Inc. ("EXCO") to create a private oil and natural gas joint venture (the "EXCO/HGI JV"), through our wholly-owned subsidiary, HGI Energy Holdings, LLC ("HGI Energy"). In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments, acquire minority equity interests in companies and expand our operating businesses.
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
Energy Segment
On February 14, 2013, EXCO and HGI formed the EXCO/HGI JV to own and operate conventional oil and natural gas properties. EXCO contributed to the EXCO/HGI JV its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana.

The EXCO/HGI JV acquired the conventional oil and natural gas assets from EXCO for approximately $725.0 million of total consideration, representing HGI's effective equity interest of $372.5 million, $127.5 million in properties contributed by EXCO, in each case before giving effect to the closing adjustments related to the July 1, 2012 effective date, and approximately $225.0 million of indebtedness borrowed by the EXCO/HGI JV from a revolving credit agreement entered into by the EXCO/HGI JV ("EXCO/HGI JV Credit Agreement"). In exchange for the contribution of its assets, EXCO received cash consideration of $574.8 million, a 24.5% limited partner interest in the EXCO/HGI JV and a 50% interest in the general partner of the EXCO/HGI JV. HGI and its subsidiaries contributed $349.8 million cash, after customary closing adjustments, and received a 73.5% limited partner interest in the EXCO/HGI JV and a 50% interest in the general partner. After giving effect to the 2% general partner interest in the EXCO/HGI JV, EXCO and HGI own an economic interest in the Partnership of 25.5% and 74.5% respectively.
The primary strategy of the EXCO/HGI JV is to continue the efficient production from, and development of, its existing asset base. Given the inherent decline in the production potential of its existing assets base, the EXCO/HGI JV also intends to pursue acquisitions of predominantly-producing long-life conventional oil and natural gas properties. Consistent with this strategy, on February 14, 2013, the EXCO/HGI JV entered into an agreement to acquire oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana from an affiliate of BG Group plc ("BG Group") for $132.5 million, subject to customary closing adjustments. These properties represent an incremental working interest in properties that EXCO contributed to the EXCO/HGI JV. This transaction was funded using funds drawn from the EXCO/HGI JV Credit Agreement.
The EXCO/HGI JV believes that this strategy will allow it to generate and to opportunistically add incremental cash flows. The board of the EXCO/HGI JV declared a $5.0 million distribution in the Fiscal 2013 Quarter, of which $3.7 million was received by HGI Energy. Subsequent to the end of the quarter, the EXCO/HGI JV declared a further distribution of $10.0 million payable on August 15, 2013, of which our proportionate share will be $7.5 million. The EXCO/HGI JV plans to continue to make quarterly distributions of free cash flow available after capital expenditures and debt service. The EXCO/HGI JV plans to utilize derivative instruments to protect the cash flow potential of its assets and manage exposure to fluctuations in oil and natural gas prices.
Financial Services Segment
Our Financial Services segment includes the activities of our asset-based lender, Salus, and our newly formed asset manager, Five Island.

Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5 to $50 million with the ability to lead and agent larger transactions. The Salus platform also serves as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. As of June 30, 2013, Salus has funded loans totaling $271.1 million aggregate principal amount outstanding. The Salus loans are funded through capital commitments from HGI and funds committed by FGL as co-lender.
Salus provides secured loans to the middle market. Salus predominantly makes loans based on asset-based finance, which is a financing tool where the decision to lend is primarily based on the value of the borrowers' collateral. Collateral is viewed as the primary source of repayment, while the borrowers' creditworthiness is viewed as secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention. As of June 30, 2013, none of these loans were delinquent.
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

Highlights for the Fiscal Quarter and Nine Months Ended June 30, 2013
Significant Transactions and Activity
During the fiscal quarter and nine months ended June 30, 2013, we made significant progress in our business strategy to reduce our cost of capital, increase our investor base, grow our existing business, and diversify the businesses in which we operate. The most significant of these steps include the following:
HGI

•
In December 2012, we issued $700.0 million aggregate principal amount 7.875% Senior Secured Notes due 2019 (the "7.875% Notes") and used part of the proceeds of the offering to accept for purchase $498.0 million aggregate principal amount of our 10.625% Senior Secured Notes due 2015 (the "10.625% Notes") pursuant to a tender offer (the "Tender Offer") for the 10.625% Notes. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. The remainder of the proceeds of the issuance of the 7.875% Notes was used for working capital by the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses.

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

•
In February 2013, we finalized a joint venture with EXCO to create the EXCO/HGI JV. The EXCO/HGI JV purchased and will operate certain of EXCO's producing U.S. conventional oil and natural gas assets in the Permian Basin, East Texas and North Louisiana.

Consumer Products segment

•
In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker") (the "Hardware Acquisition"). The Hardware Acquisition is expected to enhance Spectrum Brand's top-line growth, margins and free cash flow profile, while providing added scale, greater product diversity and attractive cross-selling opportunities.

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

•
On April 8, 2013, the Company completed the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan"), completing the Hardware Acquisition. TLM Taiwan is involved in the production of residential locksets.

Insurance segment

•
In March 2013, FGL issued $300.0 million aggregate principal amount of their 6.375% senior notes, due April 1, 2021, at par value (the "FGL Notes".) FGL used a portion of the net proceeds from the issuance to pay a special dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.

•
In December 2012, FGL entered into a coinsurance agreement (the "Reinsurance Agreement") with Front Street Re (Cayman) Ltd. ("Front Street Cayman"), also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1.5 billion of FGL’s policy liabilities, on a funds-withheld basis.

Energy segment

•
Immediately following closing of the EXCO/HGI JV, the EXCO/HGI JV entered into an agreement to purchase all of the shallow Cotton Valley assets from an affiliate of BG Group, for $130.9 million, after customary closing adjustments. The transaction closed on March 5, 2013 and was funded with borrowings from the EXCO/HGI JV Credit Agreement. In connection with the acquisition of the properties from BG Group, the EXCO/HGI JV received an increase to the borrowing base to $470.0 million under the EXCO/HGI JV Credit Agreement.

Financial Services segment

•	Salus originated $586.4 million of new asset-backed loan commitments in the Fiscal 2013 Quarter and had $271.1 million of loans outstanding as of June 30, 2013.

•
Revenue generated from the operations of Salus and Five Island together contributed approximately $10.2 million to our consolidated revenues for the Fiscal 2013 Quarter, gross of revenue from affiliated entities. The Financial Services segment had net income for the Fiscal 2013 Quarter of $2 million.

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

Key financial highlights

•
Net income attributable to common and participating preferred stockholders increased to $91.6 million, or $0.45 per common share attributable to controlling interest ($0.25 diluted), compared to a net loss attributable to common and participating preferred stockholders of $149.1 million, or $1.07 per common share attributable to controlling interest ($1.07 diluted), in the Fiscal 2012 Quarter.

•	Our Fiscal 2013 third quarter results include the following items:

◦	$20.4 million of realized investment gains in our Insurance segment; and

◦
a $52.6 million gain from the change in the fair value of the equity conversion feature of preferred stock which was the result of an 8.7% decrease in our stock price from $8.26 to $7.54 per share during the Fiscal 2013 Quarter; offset by,

◦
tax expense of $36.8 million resulting in an effective tax rate of 23.7% which was primarily driven by pretax losses in the United States and some foreign jurisdictions for which the Company has established full valuation allowances against the benefit, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States.

•
We ended the quarter with corporate cash and investments of approximately $122.0 million (primarily held at HGI and HGI Funding LLC). Subsequent to the end of the quarter we issued $225.0 million aggregate principal amount of additional 7.875% Notes (the "New Notes".)

•
Our Consumer Product's operating profit for the Fiscal 2013 Quarter increased $20.5 million, or 21.5%, to $115.7 million from $95.2 million for the Fiscal 2012 Quarter. Our Consumer Products segment's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") increased by $3.5 million, or 1.9%, to $188.5 million versus the Fiscal 2012 Quarter primarily due to higher sales, synergy benefits and cost reduction initiatives. Adjusted EBITDA margin represented 17.3% of sales as compared to 17.16% in the Fiscal 2012 Quarter. See Non-GAAP measures below for more details.

•
Our Insurance segment's operating profit for the Fiscal 2013 Quarter increased $80.0 million, to $78.5 million from an operating loss of $1.5 million for the Fiscal 2012 Quarter. Our Insurance segment's adjusted operating income ("Insurance AOI") increased by $20.3 million, or 597.1%, to $23.7 million versus the Fiscal 2012 Quarter, primarily as a result of the non-recurrence of an $11.0 million charge for an estimated unreported death claims liability, net of reinsurance, recorded during the Fiscal 2012 Quarter. See Non-GAAP measures below for more details.

•
Through the nine months ended June 30, 2013, we received dividends of approximately $108.7 million from our respective subsidiaries, including $93.0 million, $15.0 million and $0.7 million from FGL, Spectrum Brands and Salus, respectively. The FGL dividend of $93.0 million includes the special dividend of $73.0 million paid out of the proceeds from the $300.0 million aggregate principal amount of the FGL Notes.

Results of Operations
Fiscal Quarter and Fiscal Nine Months Ended June 30, 2013 Compared to Fiscal Quarter and Fiscal Nine Months Ended July 1, 2012
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)
Revenues:
Consumer Products	$1,089.8	$824.8	$265.0	$2,947.8	$2,419.9	$527.9
Insurance	276.0	186.3	89.7	1,022.3	862.6	159.7
Energy	37.8	—	37.8	54.5	—	54.5
Financial Services	10.2	1.7	8.5	29.5	2.1	27.4
Intersegment elimination	(3.2)	(0.6)	(2.6)	(9.3)	(0.7)	(8.6)
Consolidated revenues	$1,410.6	$1,012.2	$398.4	$4,044.8	$3,283.9	$760.9

Operating income (loss):
Consumer Products	$115.7	$95.2	$20.5	$236.1	$234.2	$1.9
Insurance	78.5	(1.5)	80.0	351.5	89.5	262.0
Energy	4.8	—	4.8	5.3	—	5.3
Financial Services	4.1	0.5	3.6	16.6	(0.5)	17.1
Intersegment elimination	(3.0)	(0.6)	(2.4)	(9.3)	(0.7)	(8.6)
Total segments	200.1	93.6	106.5	600.2	322.5	277.7
Corporate expenses	(17.5)	(12.1)	(5.4)	(68.2)	(33.3)	(34.9)
Consolidated operating income	182.6	81.5	101.1	532.0	289.2	242.8
Interest expense	(83.9)	(54.4)	(29.5)	(302.7)	(194.4)	(108.3)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	52.6	(125.5)	178.1	81.9	(124.0)	205.9
Gain on contingent purchase price reduction	—	—	—	—	41.0	(41.0)
Other income (expense), net	4.2	(17.5)	21.7	(7.7)	(26.0)	18.3
Consolidated income (loss) from continuing operations before income taxes	155.5	(115.9)	271.4	303.5	(14.2)	317.7
Income tax expense (benefit)	36.8	(5.8)	42.6	167.2	50.6	116.6
Net income (loss)	118.7	(110.1)	228.8	136.3	(64.8)	201.1
Less: Net income (loss) attributable to noncontrolling interest	15.1	25.0	(9.9)	(8.1)	18.8	(26.9)
Net income (loss) attributable to controlling interest	103.6	(135.1)	238.7	144.4	(83.6)	228.0
Less: Preferred stock dividends and accretion	12.0	14.0	(2.0)	36.3	45.6	(9.3)
Net income (loss) attributable to common and participating preferred stockholders	$91.6	$(149.1)	$240.7	$108.1	$(129.2)	$237.3

Revenues. Revenues for the Fiscal 2013 Quarter increased $398.4 million, or 39.4%, to $1,410.6 million from $1,012.2 million for the Fiscal 2012 Quarter. The increase was primarily driven by the Hardware Acquisition in our Consumer Products Segment, and to a lesser extent, realized and unrealized gains on derivative instruments based upon bond and equity market indices used to hedge against promised returns on our Insurance segment's FIA products included within Benefits and changes in other changes policy reserve expense, contributions from the newly formed EXCO/HGI JV, and new business activity in our Financial Services segment.

Revenues for the Fiscal 2013 Nine Months increased $760.9 million, or 23.2%, to $4,044.8 million from $3,283.9 million for the Fiscal 2012 Nine Months. The increase was primarily driven by the Hardware Acquisition in our Consumer Products segment, realized gains on the sales of fixed maturity securities in our Insurance segment to utilize certain tax benefits and a change in investment strategy to shorten the duration of the portfolio, the EXCO/HGI JV formed in the Fiscal 2013 Nine Months, and new business activity in our Energy and Financial Services segments.
Operating Profit. Operating profit for the Fiscal 2013 Quarter increased $101.1 million, or 124.0%, to $182.6 million from $81.5 million for the Fiscal 2012 Quarter. The increase was primarily the result of favorable investment gains in our Insurance Segment, the Hardware Acquisition in our Consumer Products segment, and new business activity in our Energy and Financial Services segments. The increase was offset in part by increased salary and overhead costs in our Corporate segment to support growth in the business.
Operating profit for the Fiscal 2013 Nine Months increased $242.8 million, or 84.0%, to $532.0 million from $289.2 million for the Fiscal 2012 Nine Months. The increase was primarily the result of revenue increases described above, favorable investment gains, positive immediate annuity mortality, positive FIA derivative fair value movements in our Insurance segment and new business activity in our Energy and Financial Services segment. The increase was offset in part by increased bonus and headcount in our Corporate segment to support growth in the business.
Interest Expense. Interest expense increased $29.5 million to $83.9 million for the Fiscal 2013 Quarter from $54.4 million for the Fiscal 2012 Quarter. The increase is attributable to the higher levels of indebtedness as compared to the prior fiscal quarter.
Interest expense increased $108.3 million to $302.7 million for the Fiscal 2013 Nine Months from $194.4 million for the Fiscal 2012 Nine Months. The increase is principally due to $58.9 million of fees incurred by HGI related to the issuance of the 7.875% Notes, the extinguishment of the 10.625% Notes, and $29.0 million of costs incurred by Spectrum Brands associated with the financing of the Hardware Acquisition. The fees incurred by HGI consisted of $45.9 million cash charges for fees and expenses, and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount related to the extinguishment of the 10.625% Notes. The $29.0 million of costs incurred by Spectrum Brands relating to the Hardware Acquisition financing included: (i) $13.0 million of cash costs related to unused bridge financing commitments; (ii) $6.0 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2.0 million of cash costs related to a ticking fee on the term loan facility incurred prior to the closing of the transaction; (iv) $3.0 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5.0 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. The remainder of the increase is directly attributable to the higher levels of indebtedness as compared to the prior year.
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock. The gain from the change in the fair value of the equity conversion feature of the preferred stock of $52.6 million for the Fiscal 2013 Quarter was principally due to a decrease in the market price of our common stock from $8.26 to $7.54 per share during the Fiscal 2013 Quarter. During the Fiscal 2012 Quarter the loss from the change in the fair value of the equity conversion feature of the preferred stock of $125.5 million was due to an increase in the market price of our common stock from $5.18 to $7.79 per share during the Fiscal 2012 Quarter.
The gain from the change in the fair value of the equity conversion feature of the preferred stock of $81.9 million for the Fiscal 2013 Nine Months was principally due to a decrease in the market price of our common stock from $8.43 to $7.54 per share during the Fiscal 2013 Nine Months. During the Fiscal 2012 Nine Months the loss from the change in the fair value of the equity conversion feature of the preferred stock of $124.0 million due to an increase in the market price of our common stock from $5.07 to $7.79 per share during the Fiscal 2012 Nine Months.
Gain on contingent purchase price reduction. A gain of $41.0 million was recognized in the Fiscal 2012 Nine Months which reflects the estimated fair value of a contingent purchase price reduction receivable (see Note 3, Acquisitions, to our Condensed Consolidated Financial Statements.)
Other income (expense), net. Other income (expense), net decreased $21.7 million to $4.2 million for the Fiscal 2013 Quarter from $17.5 million for the Fiscal 2012 Quarter. The decrease was due to a decrease in unrealized losses on trading securities held principally for investing purposes at HGI, and realized and unrealized gains on oil and gas derivatives held by the EXCO/HGI JV.

Other income (expense), net decreased $18.3 million to $7.7 million for the Fiscal 2013 Nine Months from $26.0 million for the Fiscal 2012 Nine Months. The decrease resulted from decreased losses on trading securities held principally for investing purposes at HGI, and as a result of realized and unrealized gains on oil and natural gas derivatives noted above.
Income Taxes.
For the Fiscal 2013 Quarter and Fiscal 2013 Nine Months ended June 30, 2013, our effective tax rates of 23.7% and 55.1% were negatively impacted by pretax losses in the United States and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable, deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes, and tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the Fiscal 2013 Nine Months was the release of U.S. valuation allowances of $49.3 million on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of a recent acquisition and $82.0 million of income resulting from a decrease in the fair value of the equity conversion feature of preferred stock, for which is not taxable. Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as we concluded all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
For the Fiscal 2012 Quarter our effective tax rate of 5.0% was lower than the United States Federal statutory rate of 35% and, for the Fiscal 2012 Nine Months ended July 1, 2012, we recorded tax expense at the rate of (356.3)% despite incurring a pretax loss, primarily as a result of: (i) $125.5 million of expense recorded in the Fiscal 2012 Quarter resulting from an increase in fair value of the equity conversion feature of preferred stock, for which no tax benefit is available; (ii) pretax losses in the United States and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable; (iii) deferred income tax expense due to changes in the tax bases of indefinite lived intangibles that are amortized for tax purposes, but not for book purposes; and (iv) tax expense on income in certain other foreign jurisdictions that will not be creditable in the United States. Partially offsetting these factors in the Fiscal 2012 Nine Months was: (i) a $19.0 million release by FGL of valuation allowances on deferred tax assets primarily as a result of revised projections in connection with the regulatory non-approval of a proposed reinsurance transaction; (ii) a $41.0 million gain on a contingent purchase price reduction receivable for which is not taxable; and (iii) a $13.9 million release by Spectrum Brands of valuation allowances on deferred tax assets as a result of an acquisition.
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
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands and Salus attributable to the noncontrolling interest not owned by HGI. Such amount varies in relation to Spectrum Brands’ and Salus' net income or loss for the period and the percentage interest not owned by HGI, which was 40.8% and 42.6% for Spectrum Brands, and 7.7% and 0.0% for Salus, respectively, as of June 30, 2013 and July 1, 2012.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)

Net consumer product sales	$1,089.8	$824.8	$265.0	$2,947.8	$2,419.9	$527.9
Consumer products cost of goods sold	707.0	533.1	173.9	1,954.0	1,584.1	369.9
Consumer products gross margin	382.8	291.7	91.1	993.8	835.8	158.0
Selling, acquisition, operating and general expenses	246.8	180.4	66.4	700.2	555.1	145.1
Amortization of intangibles	20.3	16.1	4.2	57.5	46.5	11.0
Operating income (loss) - Consumer Products segment	$115.7	$95.2	$20.5	$236.1	$234.2	$1.9
Revenues. Net consumer products sales for the Fiscal 2013 Quarter increased $265.0 million, or 32.1%, to $1,089.8 million from $824.8 million for the Fiscal 2012 Quarter. The increase was primarily due to sales from the Hardware Acquisition. The increase was offset in part by a decline in household insect control sales in the home and garden product line due to the late arrival of warm weather that resulted in a delay to the major selling season for these products; planned exit from marginally profitable products in small appliances, largely in North America; and lower consumer battery sales resulting from the non-recurrence of promotions and inventory management.
Net consumer products sales for the Fiscal 2013 Nine Months increased $527.9 million, or 21.8%, to $2,947.8 million from $2,419.9 million for the Fiscal 2012 Nine Months. The increase was primarily due to sales from the Hardware Acquisition. In addition, and to a lesser extent, sales benefited from an increase in pet supplies as a result of increased litter pan sales in North America and the full period impact of the FURminator acquisition completed in December of 2011. The increases were offset in part by the planned exit of marginally profitable small appliances products, lower electric shaving and grooming products as a result of labor disruptions at U.S. ports of entry during the peak holiday period and the negative impact of foreign currency in consumer batteries which offset a marginal sales increase.

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
Product line net sales	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Consumer batteries	$207.4	$211.2	$(3.8)	$678.1	$684.3	$(6.2)
Small appliances	168.7	173.1	(4.4)	543.4	575.6	(32.2)
Pet supplies	156.4	157.6	(1.2)	456.6	449.0	7.6
Electric shaving and grooming products	61.8	62.9	(1.1)	208.0	215.0	(7.0)
Electric personal care products	53.7	53.5	0.2	196.7	195.1	1.6
Home and garden control products	156.6	166.5	(9.9)	289.1	300.9	(11.8)
Hardware and home improvement products	285.2	—	285.2	575.9	—	575.9
Total net sales to external customers	$1,089.8	$824.8	$265.0	$2,947.8	$2,419.9	$527.9

Consumer products cost of goods sold/Gross Profit. Gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2013 Quarter was $382.8 million compared to $291.7 million for the Fiscal 2012 Quarter. The HHI Business contributed $101.4 million in gross profit. Spectrum Brands' gross profit margin, representing gross profit as a percentage of consumer products net sales, for the Fiscal 2013 Quarter decreased to 35.1% from 35.4% in the Fiscal 2012 Quarter. The decrease in gross profit margin was driven by unfavorable product mix and increased product costs.
Gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2013 Nine Months was $993.8 million compared to $835.8 million for the Fiscal 2012 Nine Months. The HHI Business contributed $169.0 million in gross profit. Gross profit margin for the Fiscal 2013 Nine Months decreased to 33.7% from 34.5% in the Fiscal 2012 Nine Months. The decrease in gross profit and gross profit margin was driven by a $31.0 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in Spectrum Brands' small appliances category.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $66.4 million, or 36.8%, to $246.8 million for the Fiscal 2013 Quarter, from $180.4 million for the Fiscal 2012 Quarter. The $66.4 million increase in Spectrum Brands' selling, operating and general expenses is primarily attributable to the acquisition of the HHI Business which accounts for the $55.3 million increase in operating expenses and led to a $2.5 million increase in acquisition and integration related charges. In addition, Spectrum Brands incurred a $10.0 million increase in restructuring and related charges primarily attributable to the global expense rationalization initiative announced in the Fiscal 2013 Quarter and an increase in stock compensation expense of $13.0 million, tempered by $14.0 million in savings from cost reduction initiatives and positive foreign exchange impacts of $1.0 million.
Selling, acquisition, operating and general expenses increased by $145.1 million, or 26.1%, to $700.2 million for the Fiscal 2013 Nine Months, from $555.1 million for the Fiscal 2012 Nine Months. The $145.1 million increase in Spectrum Brands' selling, operating and general expenses is principally due to the acquisition of the HHI Business which accounted for $116.4 million in operating expenses and led to a $19.9 million increase in acquisition and integration related charges. In addition, Spectrum Brands incurred a $16.0 million increase in restructuring and related charges, and an increase in stock compensation expense of $17.0 million tempered by $17.0 million in savings from cost reduction initiatives and positive foreign exchange impacts of $4.0 million.
Amortization of intangibles. For the Fiscal 2013 Quarter, amortization of intangibles increased $4.2 million, or 26.1%, to $20.3 million from $16.1 million for the Fiscal 2012 Quarter. For the Fiscal 2013 Nine Months, amortization of intangibles increased $11 million, or 23.7%, to $57.5 million from $46.5 million for the Fiscal 2012 Nine Months. The increases in the three and nine months ended June 30, 2013 was primarily due to an increase in amortization of intangibles acquired as part of the HHI Business Acquisition.
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

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)

Insurance premiums	$19.0	$12.1	$6.9	$46.9	$42.2	$4.7
Net investment income	182.6	178.1	4.5	519.5	537.6	(18.1)
Net investment gains (losses)	58.3	(12.9)	71.2	411.5	254.6	156.9
Insurance and investment product fees and other	16.1	9.0	7.1	44.4	28.2	16.2
Total Insurance segment revenues	276.0	186.3	89.7	1,022.3	862.6	159.7
Benefits and other changes in policy reserves	107.2	141.0	(33.8)	431.7	559.7	(128.0)
Acquisition, operating and general expenses, net of deferrals	25.6	19.9	5.7	76.0	101.4	(25.4)
Amortization of intangibles	64.7	26.9	37.8	163.1	112.0	51.1
Total Insurance segment operating costs and expenses	197.5	187.8	9.7	670.8	773.1	(102.3)
Operating income - Insurance segment	$78.5	$(1.5)	$80.0	$351.5	$89.5	$262.0

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
For the Fiscal 2013 Quarter, premiums increased $6.9 million, or 57.0%, to $19.0 million from $12.1 million for the Fiscal 2012 Quarter. For the Fiscal 2013 Nine Months, premiums increased $4.7 million or 11.1%, to $46.9 million from $42.2 million for the Fiscal 2012 Nine Months. The increases for the Fiscal 2013 Quarter and Fiscal 2013 Nine Months are primarily due to the rescission of the coinsurance agreement with Wilton Re covering home certain disability income riders during the quarter which resulted in a decrease in ceded premiums of approximately $4.5 million.
Net investment income. For the Fiscal 2013 Quarter and Nine Months, we had net investment income of $182.6 million and $519.5 million, respectively, compared to $178.1 million and $537.6 million for the Fiscal 2012 Quarter and Nine Months, respectively. For the Fiscal 2013 Quarter, net investment income increased $4.5 million, as compared to Fiscal 2012 Quarter, primarily due to FGL's strategy to reinvest excess cash and cash equivalents and lower yielding treasury notes into higher yielding assets. For the Fiscal 2013 Nine Months, net investment income decreased $18.1 million, as compared to Fiscal 2012 Nine Months, due to lower average yield on invested assets for the first six months of Fiscal 2013 resulting from portfolio changes to shorten the overall portfolio duration during the 2012 calendar year by selling longer dated and higher yielding investment grade rated bonds at gains in anticipation of rising interest rates and to realize certain tax-advantaged built-in-gains during the quarter ended December 30, 2012.
Average invested assets (on an amortized cost basis) were $16.9 billion and $16.6 billion and the average yield earned on average invested assets was 4.34% and 4.50% (annualized) for the Fiscal 2013 Quarter and Fiscal 2012 Quarter, respectively, compared to interest credited and option costs of 3.04% and 3.22% (annualized) for each Fiscal Quarter, respectively. The average yield earned on average invested assets was 4.27% and 4.54% (annualized) for the Fiscal 2013 Nine Months and Fiscal 2012 Nine Months, respectively, compared to interest credited and option costs of 3.06% and 3.26% (annualized,) for each Fiscal Nine Months, respectively.

FGL’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
Average yield on invested assets	4.34%	4.50%	4.27%	4.54%
Less: Interest credited and option cost	3.04%	3.22%	3.06%	3.26%
Net investment spread	1.30%	1.28%	1.21%	1.28%

The increase in net investment spread for the Fiscal 2013 Quarter is primarily attributable to an increase in net investment income due to FGL's strategy to reinvest excess cash and cash equivalents and lower yielding treasury notes into higher yielding assets during the Fiscal 2013 Quarter. Also contributing to the increase in spread was lower interest credited/option costs that resulted from lower crediting rates and a reduction in the cost of equity options hedging the FIA index credits.

The decrease in net investment spread for the Fiscal 2013 Nine Months is primarily attributable to the decrease in net investment income during the period as discussed above partially offset by lower interest credited/option costs that resulted in lower crediting rates and a reduction in the cost of equity options hedging the FIA index credits.

Net investment gains (losses). For the Fiscal 2013 Quarter, FGL had net investment gains of $58.3 million compared to net investment losses of $12.9 million for the Fiscal 2012 Quarter. The quarter over quarter increase of $71.2 million is due to $20.0 million of net realized and unrealized gains on long futures and equity options purchased to hedge the annual index credits for FIA contracts recognized during the Fiscal 2013 Quarter, compared to net realized and unrealized losses of $51.2 million during the Fiscal 2012 Quarter, an increase of $71.2 million. Net realized and unrealized gains on derivative instruments primarily resulted from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the Standard & Poors ("S&P") 500 Index with the remainder based upon other equity and bond market indices. Beginning in August of 2012, FGL modified its hedging strategy to be more statically hedged, thereby increasing the aggregate amount of options purchases in subsequent periods. Accordingly, the quarter over quarter increase was driven by the aggregate amount of options purchased due to sales of the Prosperity Elite product line which was introduced during the fourth quarter of Fiscal Year 2011, as well as the improved performance of the S&P 500.

For the Fiscal 2013 Nine Months, FGL had net investment gains of $411.5 million compared to net investment gains of $254.6 million for the Fiscal 2012 Nine Months. The period over period increase of $156.9 million is primarily due to $285.0 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2013 Nine Months, compared to net investment gains of $173.0 million for the Fiscal 2012 Nine Months. The $112.0 million increase period over period is primarily due to the tax strategy for realization of certain tax-advantaged built-in-gains related to the 2011 acquisition, by selling longer dated investment grade rated bonds at gains. Included in the Fiscal 2012 Nine Months was $30.5 million of gains associated with the asset transfer on October 1, 2011 for the closing of the final transaction-related reinsurance transaction with Wilton Re. The $30.5 million of gains were paid to Wilton Re as part of the initial asset transfer. The remaining increase was due to an increase in net realized and unrealized gains on long futures and equity options of $44.0 million due to the quarter over quarter factors discussed above.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
Call options:
Gain (loss) on option expiration	$47.5	$(19.5)	$87.4	$(57.3)
Change in unrealized (loss) gain	(31.0)	(25.1)	26.6	106.0
Futures contracts:
Gain (loss) on futures contracts expiration	6.7	(6.8)	11.9	25.3
Change in unrealized (loss) gain	(3.2)	0.2	0.7	8.6
	$20.0	$(51.2)	$126.6	$82.6
The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
S&P 500 Index:
Point-to-point strategy	4.71%	2.59%	5.36%	2.34%
Monthly average strategy	4.10%	0.18%	4.90%	1.48%
Monthly point-to-point strategy	5.67%	0.01%	4.26%	0.02%
3 Year high water mark	20.31%	17.09%	23.67%	17.41%

For the Fiscal 2013 Quarter and Fiscal 2013 Nine Months, the average return to contractholders from index credits during the period was 5.10% and 5.01% (annualized), compared to 1.24% and 1.45% (annualized) for the Fiscal 2012 Quarter. The period over period increases were primarily due to greater appreciation in the S&P 500 Index.
Actual amounts credited to contractholder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. For the Fiscal 2013 Quarter, insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $7.1 million, or 78.9%, to $16.1 million for the Fiscal 2013 Quarter from $9.0 million for the Fiscal 2012 Quarter and increased $16.2 million, or 57.4% to $44.4 million, for the Fiscal 2013 Nine Months from $28.2 million for the Fiscal 2012 Nine Months. These increases are primarily due to cost of insurance revenue on new universal life policies issued during the last twelve months and policy rider fees on the Prosperity Elite product line which was introduced during the fourth quarter of the year ended September 30, 2011.
Benefits and other changes in policy reserves.

For the Fiscal 2013 Quarter, benefits and other changes in policy reserves decreased $33.8 million, or 24.0%, to $107.2 million, from $141.0 million for the Fiscal 2012 Quarter principally due to a $68.4 million decrease in the present value of future credits and guarantee liability compared to a $34.6 million increase in the Fiscal 2012 Quarter. The quarter over quarter decrease of $103.0 million was primarily driven by the increase in the risk free rates during the Fiscal 2013 Quarter compared to the decrease in rates during the Fiscal 2012 Quarter. Partially offsetting these decreases were index credits, interest credits and bonuses of $161.5 million during the Fiscal 2013 Quarter compared to $89.2 million during the Fiscal 2012 Quarter. The increase in interest credits quarter over quarter is primarily due to first time credits on annual point to point policies on the new Prosperity Elite product line which had large sales in the Fiscal 2012 Quarter. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options.
For the Fiscal 2013 Nine Months, benefits and other changes in policy reserves decreased $128.0 million, or 22.9%, to $431.7 million, from $559.7 million for the Fiscal 2012 Nine Months principally due to the present value of future credits and guarantee liability which decreased $131.7 million during Fiscal 2013 Nine Months compared to a $6.1 million increase during the Fiscal 2012 Nine Months. The period over period decrease of $137.8 million was primarily driven by the increase in the risk free rates during the Fiscal 2013 Nine Months compared to the decrease in rates during the Fiscal 2012 Nine Months.

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses, net of deferrals, of the Insurance segment, increased $5.7 million, or 28.6%, to $25.6 million for the Fiscal 2013 Quarter, from $19.9 million for the Fiscal 2012 Quarter principally due to compensation expense related to FGL's 2011 and 2012 stock option grants. The outstanding grants are marked to market each quarter based on the most recent valuation which resulted in additional stock compensation expense of $2.0 million in the Fiscal 2013 Quarter.

Selling, acquisition, operating and general expenses, net of deferrals, of the Insurance segment, decreased $25.4 million, or 25.0%, to $76.0 million for the Fiscal 2013 Nine Months, from $101.4 million for the Fiscal 2012 Nine Months principally due a $31.1 million ceding commission paid to Wilton Re primarily related to $30.5 million of investment gains realized on the securities transferred to Wilton Re on the October 17, 2011 effective date of the second acquisition-related reinsurance amendment.

Amortization of intangibles. For the Fiscal 2013 Quarter, amortization of intangibles increased $37.8 million, or 140.5%, to $64.7 million from $26.9 million for the Fiscal 2012 Quarter. This increase is primarily due to new deferrals of $345.2 million since the Acquisition Date. For the Fiscal 2013 Nine Months, amortization of intangibles increased $51.1 million, or 45.6%, to $163.1 million from $112.0 million for the Fiscal 2012 Nine Months primarily due an increase in amortization of acquisition costs as a result of higher earnings on the FIA line of business as well as new new deferrals. The increase in FIA earnings was principally due to sales of longer dated investment grade rated bonds at gains as discussed above.

Energy Segment

	Fiscal Quarter			Fiscal Nine Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)
Oil and natural gas revenues	$37.8	$—	$37.8	$54.5	$—	$54.5
Oil and natural gas direct operating costs	18.1	—	18.1	26.9	—	26.9
Oil and natural gas operating margin	19.7	—	19.7	27.6	—	27.6
Acquisition, operating and general expenses, net of deferrals	14.9	—	14.9	22.3	—	22.3
Operating income - Energy segment	$4.8	$—	$4.8	$5.3	$—	$5.3
Oil and natural gas production, revenues, and prices
For the Fiscal 2013 Quarter, the Energy segment's production was 119 MBbl of oil, 126 MBbl of natural gas liquids and 5,953 Mmcf of natural gas. Oil and natural gas revenues were $37.8 million. The Energy segment's average sales price, excluding the impact of derivative financial instruments, was $90.8 per Bbl of oil, $34.0 per Bbl of natural gas liquids, and $3.8 per Mcf of natural gas. The Energy segment's developmental activities in the Permian basin during the period included seven wells spud and nine wells completed. The production during the period consisted of 5.8 Bcfe from the East Texas/North Louisiana region and 1.6 Bcfe from the Permian basin. The production of the EXCO/HGI JV includes 1.4 Bcfe as a result of the acquisition of the Cotton Valley assets from the BG Group on March 5, 2013.
For the period from inception to June 30, 2013, the Energy segment's production was 177 MBbl of oil, 180 MBbl of natural gas liquids and 8,726 Mmcf of natural gas. Oil and natural gas revenues were $54.5 million. The Energy segment's average sales price, excluding the impact of derivative financial instruments, was $89.7 per Bbl of oil, $35.2 per Bbl of natural gas liquids, and $3.7 per Mcf of natural gas. Our developmental activities in the Permian basin during the period included 11 wells spud and 12 wells completed. The production during the period consisted of 8.6 Bcfe from the East Texas/North Louisiana region and 2.3 Bcfe from the Permian basin. The production of the EXCO/HGI JV includes 1.9 Bcfe as a result of the acquisition of the Cotton Valley assets from the BG Group on March 5, 2013.
Operating costs and expenses
The Energy segment's oil and natural gas operating costs for the Fiscal 2013 Quarter were $11.4 million or $1.5 per Mcfe and for the period from inception to June 30, 2013 were $16.8 million or $1.5 per Mcfe. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. The Energy segment is currently focused on implementing programs to reduce our oil and natural gas operating costs.
Gathering and transportation expenses totaled $2.7 million or $0.4 per Mcfe for the Fiscal 2013 Quarter, and totaled $4.0 million or $0.4 per Mcfe from inception to the period ended June 30, 2013. We utilize pipeline companies to facilitate sales of our East Texas/North Louisiana volumes and report these transportation costs as a component of gathering and transportation expenses.
Production and ad valorem taxes were $4.0 million, or $0.5 per Mcfe, for the Fiscal 2013 Quarter, and were $6.0 million, or $0.5 per Mcfe, for the period from inception to June 30, 2013.
The Energy segment's depletion expense for the Fiscal 2013 Quarter was $12.3 million, or $1.7 on a per Mcfe basis. Depletion expense was calculated using the unit-of-production method for the Energy segment's proved oil and natural gas properties. The Energy segment's depreciation costs for the Fiscal 2013 Quarter were $0.4 million. This depreciation relates to gas gathering assets in the East Texas/North Louisiana region. Accretion of discount on asset retirement obligations for the Fiscal 2013 Quarter was $0.5 million. The Energy segment's depletion expense for the period from inception to June 30, 2013 was $18.0 million, or $1.7 on a per Mcfe basis. The Energy segment's depreciation costs for the period from inception to June 30, 2013 were $0.5 million. This depreciation relates to gas gathering assets in the East Texas/North Louisiana region. Accretion of discount on asset retirement obligations for the period from inception to June 30, 2013 was $0.7 million.
General and administrative
The Energy segment's general and administrative costs for the Fiscal 2013 Quarter were $1.5 million, or $0.2 per Mcfe, and for the period from inception to June 30, 2013 were $2.6 million, or $0.2 per Mcfe. Significant components of general and administrative expense for the Fiscal 2013 Quarter and for the period from inception to June 30, 2013, respectively, included (i) service agreement charges of $2.3 million and $3.6 million, respectively, related to accounting, legal, information technology, treasury, engineering, and other costs; (ii) Employee personnel costs of $1.2 million and $1.8 million, respectively, including salaries, bonuses, insurance and other benefits; (iii) Operator overhead reimbursements allocated to the working interest owners of our operated oil and natural gas properties of $2.1 million and $3.2 million, respectively; and (iv) Capitalized salaries related to the Energy segment's oil and natural gas exploration and production activities of $0.2 million and $0.3 million, respectively.

Summary of key financial data
A summary of key financial data from inception to the period ended June 30, 2013 related to our proportionate 74.5% interest in the results of operations of the EXCO/HGI JV reported in the Energy segment is presented below:

	Fiscal Quarter	Fiscal Nine Months
(dollars in millions, except per unit prices)	2013	2013
Production:
Oil (Mbbls)	119.0	177.0
Natural gas liquids (Mbbls)	126.0	180.0
Natural gas (Mmcf)	5,953.0	8,726.0
Total production (Mmcfe) (1)	7,423.0	10,868.0
Average daily production (Mmcfe)	81.6	79.9
Revenues before derivative financial instrument activities:
Oil	$10.8	$15.9
Natural gas liquids	4.3	6.3
Natural gas	22.7	32.3
Total revenues	$37.8	$54.5
Oil and natural gas derivative financial instruments:
Cash settlements (payments) on derivative financial instruments	$(1.9)	$(1.3)
Non-cash change in fair value of derivative financial instruments	11.5	2.1
Total derivative financial instrument activities	$9.6	$0.8
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$90.8	$89.7
Natural gas liquids (per Bbl)	34.0	35.2
Natural gas (per Mcf)	3.8	3.7
Natural gas equivalent (per Mcfe)	5.1	5.0
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.5	$1.5
Production and ad valorem taxes	0.5	0.5
Gathering and transportation	0.4	0.4
Depletion	1.7	1.7
Depreciation and amortization	0.1	—
General and administrative	0.2	0.2

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Financial Services Segment

	Fiscal Quarter			Fiscal Nine Months
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)

Net investment income	$9.4	$1.7	$7.7	$27.8	$2.1	$25.7
Insurance and investment product fees and other	0.8	—	0.8	1.7	—	1.7
Total Financial Services segment revenues	10.2	1.7	8.5	29.5	2.1	27.4
Financial Services segment operating costs and expenses	6.1	1.2	4.9	12.9	2.6	10.3
Operating income (loss) - Financial Services segment	$4.1	$0.5	$3.6	$16.6	$(0.5)	$17.1

Operating Income (loss). Operating income (loss) from asset-backed loan financing and other asset-management activities in the Financial Services segment increased $3.6 million during the Fiscal 2013 Quarter to $4.1 million, from an operating loss of $0.5 million earned during the Fiscal 2012 Quarter. Operating income for the Fiscal 2013 Nine Months increased $17.1 million to $16.6 million, from an operating loss of $0.5 million earned during Fiscal 2012 Nine Months. The increases in operating income during the three and nine months are as a result of an increase in asset-backed loans originated by the operations of Salus, from $74.0 million in the Fiscal 2012 Quarter, to $433.3 million in the Fiscal 2013 Quarter.

Also contributing to operating income in the Fiscal 2013 Quarter and Nine Months was an increase in asset management fees earned from the Insurance segment by the operations of Five Island, a newly formed, wholly-owned asset management company, with $1.4 billion, as of June 30, 2013, in assets under management related to the Reinsurance Transaction.

Corporate and Other Segment

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $5.1 million to $17.3 million for the Fiscal 2013 Quarter from $12.2 million for the Fiscal 2012 Quarter.

The $5.1 million increases in corporate expenses for the Fiscal Quarter is primarily due to the hiring of new personnel and an increase in overhead costs such as insurance during the Fiscal 2013 Quarter.

Selling, acquisition, operating and general expenses increased $34.9 million to $68.2 million for the Fiscal 2013 Nine Months from $33.3 million for the Fiscal 2012 Nine Months. The $34.9 million increases in corporate expenses for the Fiscal Nine Months is primarily due to the hiring of new personnel and an increased bonus compensation accruals during the Nine Months based on an increase in HGI’s net asset value ("Compensation NAV") determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further under below), acquisition-related charges for the acquisition of HGI's interest in the EXCO/HGI JV, and an allocation of overhead costs from Harbinger Capital Partners LLC ("Harbinger Capital"), an affiliate.
Consolidated operating costs and expenses for the remainder of Fiscal 2013 are expected to increase over the comparable three months of Fiscal 2012 as we continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions, both of which have entailed the hiring of additional personnel at HGI, and experience continued growth at our subsidiaries.
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
HGI’s operating costs decreased by approximately $1.1 million for the Fiscal 2013 Quarter, and increased by approximately $11.8 million for the Fiscal 2013 Nine Months, as compared to the respective comparable prior fiscal periods, as a result of the accrual for these bonus compensation expenses. These respective decrease and increase in the accrual amounts reflect the underlying performance and growth in the Compensation NAV, which has grown approximately 4.2% and 49.5% in the Fiscal 2013 Quarter and Nine Months, respectively. The current results of HGI would result in a mix of cash and equity awards being paid over the next two years if the growth in Compensation NAV is sustained. If the growth in Compensation NAV is sustained, we expect the remainder of Fiscal 2013 to have approximately $7.8 million of bonus compensation expense relating to the 2013 Compensation NAV and deferred cash awards related to the 2012 Compensation NAV. In addition, we expect to recognize approximately $20.2 million of deferred bonus compensation expense in Fiscal 2014 for the 2013 Compensation NAV and deferred cash awards relating to the 2012 Compensation NAV, subject to clawback provisions if the subsequent increase in Compensation NAV does not exceed specified threshold returns.

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
Adjusted EBITDA increased $3.5 million, or 1.9%, to $188.5 million for the Fiscal 2013 Quarter from $185.0 million for the Fiscal 2012 Quarter. The increase in Adjusted EBITDA was primarily a result of (i) increased sales, cost improvements and operating expense reductions at Spectrum Brands' Global Pet Supplies segment. These increases where partially offset by (i) the decrease in segment profit resulting from decreased sales, unfavorable product mix and pricing pressures in the U.S. for Spectrum Brands' Global Batteries and Appliances segments, and (ii) decreased sales in Spectrum Brands' Home and Garden segment due to the late arrival of warm weather.
Adjusted EBITDA increased $2.8 million, or 0.6%, to $492.4 million for the Fiscal 2013 Nine Months from $489.6 million for the Fiscal 2012 Nine Months. The increase in Adjusted EBITDA was primarily a result of (i) increased sales, cost improvements and operating expense reductions at Spectrum Brands' Global Pet Supplies product line and (ii) a slight improvement in Spectrum Brands' Global Batteries and Appliances product line's profitability driven by the exit of low margin products in the small appliances category. These increases where partially offset by (i) increased cost of goods sold at Spectrum Brands' Global Pet Supplies product line resulting from unfavorable manufacturing variances driven by plant shutdowns during the fourth quarter of Fiscal 2012, (ii) the decrease in segment profit resulting from decreased sales, unfavorable product mix and pricing pressures in the U.S. for Spectrum Brands' Global Batteries and Appliances product line, and (iii) decreased sales in Spectrum Brands' Home and Garden product line due to the late arrival of warm weather.

The table below shows the adjustments made to the reported operating income of the consumer products segment to calculate its Adjusted EBITDA:

	Fiscal Quarter		Fiscal Nine Months
Reconciliation to reported operating income:	2013	2012	2013	2012
Reported operating income - consumer products segment	$115.7	$95.2	$236.1	$234.2
Add: Other expense not included above	(2.6)	(2.2)	(7.9)	(2.2)
Add back:
Net loss attributable to non-controlling interest	—	—	—	—
HHI Business inventory fair value adjustment	—	—	31.0	—
Pre-acquisition earnings of HHI Business	—	52.5	30.3	130.1
Restructuring and related charges	13.2	3.9	27.7	15.9
Acquisition and integration related charges	7.7	5.2	40.5	20.6
Venezuela devaluation	—	—	2.0	—
Adjusted EBIT - consumer products segment	134.0	154.6	359.7	398.6
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	16.4	9.8	42.6	28.7
Amortization of intangibles	20.3	16.1	57.5	46.5
Stock-based compensation	17.8	4.5	32.6	15.8
Adjusted EBITDA - consumer products segment	$188.5	$185.0	$492.4	$489.6
Adjusted Operating Income — Insurance. Adjusted operating income is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For the Fiscal 2013 Quarter, adjusted operating income increased $20.3 million to $23.7 million, or 597.1%, from $3.4 million for the Fiscal 2012 Quarter. This increase is primarily due to the non-recurrence of an $11.0 million charge for an estimated unreported death claims liability, net of reinsurance, recorded during the Fiscal 2012 Quarter resulting from a search of the Social Security Administration database that produced a listing of deceased policyholders that died while their policy was in force (see Note 16, Commitments and Contingencies for additional information regarding this charge).
For the Fiscal 2013 Nine Months, adjusted operating income increased $46.7 million to $86.6 million, or 117.0%, from $39.9 million for the Fiscal 2012 Nine Months. This increase is primarily due to immediate annuity mortality gains of $27.3 million recognized in the Fiscal 2013 Nine Months caused by large case deaths, as discussed above in benefits and other changes in policy reserves, in addition to the absence of the $11.0 million charge for unclaimed death benefits recorded in the Fiscal 2012 Quarter as discussed above.
The table below shows the adjustments made to the reported operating income of the insurance segment to calculate its adjusted operating income:

	Fiscal Quarter		Fiscal Nine Months
Reconciliation to reported operating income:	2013	2012	2013	2012
Reported operating income - insurance segment	$78.5	$(1.5)	$351.5	$89.5
Effect of investment gains, net of offsets	(20.4)	(17.2)	(206.1)	(72.2)
Effect of change in FIA embedded derivative discount rate, net of offsets	(34.4)	17.9	(58.8)	10.8
Effects of transaction-related reinsurance	—	4.2	—	11.8
Adjusted operating income - insurance segment	$23.7	$3.4	$86.6	$39.9

Adjusted operating income is calculated by adjusting the reported insurance segment operating income to eliminate the impact of net investment gains, excluding gains and losses on derivatives and including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability and the effects of acquisition-related reinsurance transactions, net of the corresponding value of business acquired ("VOBA") and deferred acquisition costs ("DAC") impact related to these adjustments. These items fluctuate period to period in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income, we believe adjusted operating income enhances the understanding of underlying results and profitability which in turn provides a meaningful analysis tool for investors.
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

The table below shows the adjustments made to the reported operating income of the EXCO/HGI JV to calculate its Adjusted EBITDA:

	Fiscal Quarter	Fiscal Nine Months
Reconciliation to reported operating income:	2013	2013
Reported operating income - energy segment	$4.8	$5.3
Depreciation, amortization and depletion	12.7	18.5
EBITDA - energy segment	17.5	23.8
Accretion of discount on asset retirement obligations	0.4	0.7
Realized loss on derivative financial instruments	(1.9)	(1.3)
Adjusted EBITDA - energy segment	$16.0	$23.2

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes and the New Notes (approximately $72.8 million per year), dividend payments on its Preferred Stock (approximately $32.9 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from FGL, Spectrum Brands, the EXCO/HGI JV and Salus.
During the Fiscal 2013 Nine Months, we received $108.7 million in dividends from FGL, Spectrum and Salus ($93.0 million, $15.0 million and $0.7 million, respectively). The FGL dividend of $93.0 million includes the special dividend of $73.0 million paid out of the proceeds from the $300.0 million aggregate principal amount of the FGL Notes. In addition, we received a benefit, in the form of a purchase price reduction of $22.7 million at the closing of the EXCO/HGI JV as a result of applying an economic effective date of July 1, 2012 to the transaction. We expect to receive approximately $25.9 million of dividends during the remainder of fiscal 2013. This includes approximately $7.7 million additional dividends for HGI’s portion of a $0.25 per share quarterly dividend to be declared by Spectrum Brands to its stockholders, $15.0 million of dividends to be paid by the EXCO/HGI JV and $3.2 million of dividends to be paid by Salus.
As a result, approximately $157.3 million, including the special dividend received from FGL and the purchase price reduction received at the closing of the EXCO/HGI JV, is expected to be received for the fiscal year ended September 30, 2013 which exceeds our expected cash requirements to satisfy interest and general and administrative expenses. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see "FGL" below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources, including from the issuance of debt and/or equity by HGI or our subsidiaries. For example, Front Street Re, Ltd. ("Front Street"), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities. HGI and FGL have also committed to provide Salus with capital and financing, in order to engage in asset based lending transactions.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At June 30, 2013, HGI’s corporate cash, cash equivalents and investments were $122.0 million.
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

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2013 through a combination of cash on hand ($99.0 million at June 30, 2013) and cash flows from operations and available borrowings under its ABL revolving credit facility (the "ABL Facility"). Spectrum Brands expects its capital expenditures for the remaining three months of Fiscal 2013 will be approximately $24.8 million to $34.8 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested. At June 30, 2013, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2013, Spectrum Brands expects to generate between $75.0 million and $100.0 million of foreign cash that will be repatriated for its general corporate purposes.
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
In March 2013, FGL issued $300.0 million aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. FGL expects to use the net proceeds from the issuance of the notes for general corporate purposes, to support the growth of its subsidiary life insurance company and to pay a $75.0 million dividend, of which $73.0 million was paid to HGI on March 28, 2013.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of June 30, 2013, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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
As of June 30, 2013 and September 30, 2012, FGL’s investment portfolio was approximately $16.1 billion and $16.6 billion, respectively, and was divided among the following asset classes (dollars in millions):

	June 30, 2013		September 30, 2012
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,437.5	8.9%	$1,027.9	6.2%
Commercial mortgage-backed securities	523.9	3.3%	553.8	3.3%
Corporates	10,212.8	63.4%	11,009.0	66.5%
Equities	269.8	1.7%	248.1	1.5%
Hybrids	508.3	3.2%	528.2	3.2%
Municipals	1,036.9	6.4%	1,224.0	7.4%
Agency residential mortgage-backed securities	111.0	0.7%	155.0	0.9%
Non-agency residential mortgage-backed securities	1,353.9	8.4%	660.6	4.0%
U.S. Government	394.0	2.4%	930.4	5.6%
Other (primarily derivatives, policy loans and other invested assets)	255.0	1.6%	219.5	1.4%
Total investments	$16,103.1	100.0%	$16,556.5	100.0%

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

 As of June 30, 2013 and September 30, 2012, FGL’s fixed maturity available-for-sale portfolio was approximately $15.6 billion and $16.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	June 30, 2013		September 30, 2012
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,176.4	7.6%	$1,842.3	11.4%
AA	2,559.3	16.4%	2,042.9	12.7%
A	4,150.2	26.7%	4,280.4	26.6%
BBB	5,925.0	38.0%	7,084.0	44.0%
BB	499.9	3.2%	459.0	2.9%
B and below	1,267.5	8.1%	380.3	2.4%
Total	$15,578.3	100.0%	$16,088.9	100.0%
The increase in securities rated below investment grade by NSRSOs is largely attributable to the increase in non-agency RMBS securities.  We evaluate the risk profile of our investments using the NAIC rating as is standard in our industry.  Since 2009, the NAIC has utilized a process to assess the credit risk of non-agency RMBS and CMBS  which does not rely on NSRSO ratings.  Our activity in this category has focused on securities at appropriate purchase points that have a NAIC rating of 1.   The remainder of the increase in the below investment grade area relates to the ramp up of the assets managed by Five Island as part of the reinsurance transaction with Front Street Cayman and downgrades from high grade to below investment grade of existing holdings.
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

The tables below present FGL’s fixed maturity securities by NAIC designation as of June 30, 2013 and September 30, 2012 (dollars in millions):

	June 30, 2013			September 30, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$8,951.7	$9,243.2	59.3%	$8,070.1	$8,634.0	53.6%
2	5,727.7	5,812.0	37.3%	6,569.1	7,047.4	43.8%
3	386.2	402.4	2.6%	381.3	386.4	2.4%
4	77.2	75.8	0.5%	8.5	8.8	0.1%
5	40.5	40.4	0.3%	8.2	8.2	0.1%
6	2.0	4.5	—%	3.8	4.1	—%
	$15,185.3	$15,578.3	100.0%	$15,041.0	$16,088.9	100.0%

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of June 30, 2013 and September 30, 2012 were as follows (dollars in millions):

	June 30, 2013				September 30, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	20	$204.3	$(3.9)	$200.4	6	$0.9	$(0.2)	$0.7
United States Government sponsored agencies	13	7.7	(0.4)	7.3	10	7.3	(0.1)	7.2
United States municipalities, states and territories	69	479.7	(27.4)	452.3	18	72.2	(1.1)	71.1
Corporate securities:
Finance, insurance and real estate	171	1,834.1	(69.6)	1,764.5	31	241.7	(4.9)	236.8
Manufacturing, construction and mining	45	484.1	(36.5)	447.6	10	95.6	(3.0)	92.6
Utilities and related sectors	69	513.2	(17.4)	495.8	7	48.5	(0.4)	48.1
Wholesale/retail trade	45	364.6	(12.9)	351.7	7	59.1	(1.3)	57.8
Services, media and other	55	497.0	(27.1)	469.9	4	21.9	(0.4)	21.5
Hybrid securities	9	119.2	(3.1)	116.1	8	130.7	(9.6)	121.1
Non-agency residential mortgage-backed securities	76	334.0	(9.3)	324.7	26	119.0	(4.3)	114.7
Commercial mortgage-backed securities	8	29.4	(0.7)	28.7	9	13.9	(2.4)	11.5
Asset-backed securities	49	382.8	(4.6)	378.2	17	178.9	(1.6)	177.3
Equity securities	14	129.4	(4.6)	124.8	3	45.8	(1.3)	44.5
	643	$5,379.5	$(217.5)	$5,162.0	156	$1,035.5	$(30.6)	$1,004.9

The gross unrealized loss position on the portfolio at June 30, 2013, was $217.5 million, a decline from $30.6 million at September 30, 2012. The following is a description of the factors causing the unrealized losses by investment category as of June 30, 2013:

Through June 30, 2013, Treasury yields climbed as concerns about the cessation of Federal Reserve stimulus affected market participants. Bond mutual fund flows turned sharply negative in the last months of the quarter, and fixed income security prices declined accordingly. Longer dated assets, such as municipal bonds, were particularly affected and account for $27.4 million of the unrealized loss position; to date, this sector has not seen material price movements and FGL views the recent price action in municipal bonds as largely interest-rate related. Finance and finance-related corporates and hybrids remain the largest component of the $72.7 million unrealized loss position. FGL views the increase in the unrealized loss position as a function of higher Treasury yields. The unrealized loss position in non-agency RMBS increased from $4.3 million to $9.3 million as the risk-off trade affected more market sensitive asset classes, and as concerns about the strength and duration of the housing recovery affected real estate sensitive assets. These recent developments notwithstanding, FGL continues to see the underlying fundamentals in this asset class as supportive, and ultimately, less subject to interest rate volatility. FGL continues to find opportunities in non-agency residential mortgage-backed holdings, generally targeting those securities with NAIC-1 ratings.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade as of June 30, 2013, were as follows:

As of June 30, 2013 FGL held 6 securities that had unrealized losses greater than 20% that were in an unrealized loss position less than 6 months, FGL didn't hold any securities that were in an unrealized loss position greater than 6 months but less than 12 months and FGL held 2 securities that were in an unrealized loss position greater than 12 months. This included 6 investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $33.6 million and $25.2 million, respectively as well as 2 securities below investment grade with an amortized cost and estimated fair value of less than $0.1 million in both periods.

As of September 30, 2012 FGL held 4 securities that had unrealized losses greater than 20% that were in an unrealized loss position greater than 6 months and 1 security that was in an unrealized loss position greater than 12 months. This included 3 investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $2.6 million and $0.9 million, respectively, as well as 2 securities below investment grade with an amortized cost and estimated fair value of $0.8 million and $0.5 million, respectively.

	June 30, 2013				September 30, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	4	$33.2	$25.2	$(8.0)	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	3	2.6	0.9	(1.7)
Twelve months or greater	2	0.4	—	(0.4)	—	—	—	—
Total investment grade	6	33.6	25.2	(8.4)	3	2.6	0.9	(1.7)

Below investment grade:
Less than six months	2	—	—	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.8	0.5	(0.3)
Twelve months or greater	—	—	—	—	1	—	—	—
Total below investment grade	2	—	—	—	2	0.8	0.5	(0.3)

Total	8	$33.6	$25.2	$(8.4)	5	$3.4	$1.4	$(2.0)

Exposure to European Sovereign Debt

FGL had no exposure to foreign sovereign debt at June 30, 2013.
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to FGL’s future assessment of an other-than-temporary impairment. As part of this assessment, FGL reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues FGL owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL’s watch list. At June 30, 2013 and September 30, 2012, FGL’s watch list included only 10 and 9 securities in an unrealized loss position with an amortized cost of $33.6 million and $4.0 million, unrealized losses of $8.4 million and $1.5 million, and fair value of $25.3 million and $2.5 million, respectively.
There were 6 and 9 structured securities on the watch list as of June 30, 2013 and September 30, 2012, respectively. FGL’s analysis of these structured securities included cash flow testing results which demonstrated the June 30, 2013 carrying values were fully recoverable.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of June 30, 2013 refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
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

HGI Energy and the EXCO/HGI JV
The EXCO/HGI JV's primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowing capacity under the EXCO/HGI JV Credit Agreement. While the EXCO/HGI JV believes that the existing capital resources, including cash flows from operations and borrowing capacity under the EXCO/

HGI JV Credit Agreement, will be sufficient to conduct its operations in the foreseeable future, there are certain risks arising from the declines in oil and natural gas prices that could impact the EXCO/HGI JV's ability to meet debt covenants in future periods. In particular, the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and exploration expenses ("EBITDAX"), as defined in the EXCO/HGI JV Credit Agreement, is computed using a last quarter annualized computation of EBITDAX. After the first year of the EXCO/HGI JV's operations, EBITDAX is computed based on the trailing twelve month period. As a result, the EXCO/HGI JV's ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
The total fiscal 2013 capital budget for the EXCO/HGI JV is $20.2 million on a consolidated basis. The EXCO/HGI JV plans to run one rig in its Permian area primarily targeting the Canyon Sand formation. The capital program also includes recompletion projects in North Louisiana targeting the Hosston formation. The EXCO/HGI JV's program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.
The following table presents a proportionate interest in the EXCO/HGI JV's capital expenditures for the period from inception to June 30, 2013 and the expected capital expenditures for the remainder of 2013.

	From Inception to the Period Ended June 30,	July-September Forecast	Full Year Forecast
(in millions)	2013	2013	2013
Capital expenditures:
Development capital	$13.1	$5.1	$18.2
Gas gathering and water pipelines	0.1	0.1	0.2
Lease acquisitions and seismic	—	—	—
Corporate and other	1.2	0.6	1.8
Total	$14.4	$5.8	$20.2
HGI's Proportionate 74.5% Share	$10.7	$4.3	$15.0

The EXCO/HGI JV believes its current capital expenditure budget for 2013 will meet its operational objectives while maintaining sufficient liquidity. The following table presents HGI's proportionate interest and the consolidated EXCO/HGI JV's liquidity and financial position as of June 30, 2013:

	HGI's Proportionate Interest	EXCO/HGI JV
(in millions)	June 30, 2013	June 30, 2013
Borrowings under the EXCO/HGI JV Credit Agreement	$274.9	$369.0
Cash	12.8	17.2
Net debt	$262.1	$351.8
Borrowing base	$350.2	$470.0
Unused borrowing base (1)	74.9	100.5
Unused borrowing base plus cash (1)	87.7	117.7
(1) Net of letters of credit.
Events affecting liquidity
Although weaknesses in natural gas prices continue, the EXCO/HGI JV believes that its capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO/HGI JV Credit Agreement will be adequate to execute its corporate strategies and to meet debt service obligations. The EXCO/HGI JV expects the natural gas markets to continue to experience an extended period of low prices due to excess supply. Accordingly, the EXCO/HGI JV is carefully monitoring its capital budget and may implement further initiatives to provide additional liquidity.

Other factors which could impact the EXCO/HGI JV's liquidity, capital resources and capital commitments in 2013 and future years include (i) the results of its ongoing drilling programs; (ii) its ability to reduce and maintain lower operating, general and administrative expenses and capital expenditure programs in response to volatile oil and natural gas prices; (iii) the percentage of its production covered by derivative financial instruments; (iv) potential acquisitions and/or sales of oil and natural gas properties or other assets; (v) reductions to its borrowing base; and (vi) its ability to maintain compliance with debt covenants as a result of volatile oil and natural gas prices.
As of June 30, 2013, EXCO/HGI JV's consolidated debt was $274.9 million which consisted of its proportionate share of the EXCO/HGI JV Credit Agreement. The total borrowings under the EXCO/HGI Credit Agreement were $369.0 million and the borrowing base was $470.0 million. The agreement contains certain restrictions that require that the EXCO/HGI JV maintain certain financial covenants.

As of June 30, 2013, the EXCO/HGI JV was in compliance with each of the financial covenants under the EXCO/HGI JV Credit Agreement:

•	the EXCO/HGI JV's consolidated current ratio (as defined in the agreement) of 3.5 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of the fiscal quarter; and

•
the EXCO/HGI JV's ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) of 3.7 to 1.0 did not exceed the maximum of 4.5 to 1.0 at the end of the fiscal quarter.

Derivative financial instruments
The EXCO/HGI JV uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. The EXCO/HGI JV does not designate these instruments as hedging instruments for financial accounting purposes and, accordingly, recognizes the change in the respective instruments’ fair value currently in earnings, as a gain or loss on oil and natural gas derivatives on financial risk management instruments.
The EXCO/HGI JV has entered into derivative contracts for approximately 76.8% of production volumes for the three months ended June 30, 2013 and approximately 69.7% of production volumes for the period from inception to June 30, 2013. In addition, the EXCO/HGI JV periodically enters into oil and natural gas derivative contracts for a portion of its production when market conditions are deemed favorable and oil and natural gas prices exceed minimum internal price targets.
The EXCO/HGI JV's objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with its operations. The EXCO/HGI JV's oil and natural gas derivative instruments are currently comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. These transactions limit exposure to declines in prices, but also limit the benefits the EXCO/HGI JV would realize if oil and natural gas prices increase. As of June 30, 2013, the EXCO/HGI JV had derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
Swaps:
Q4 2013	5,140.0	$3.72	103.0	$94.05
Q1 2014	5,141.0	$3.72	103.0	$94.05
Q2 2014 through Q1 2015	10,877.0	$4.14	272.0	$91.87
The EXCO/HGI JV's natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreased in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in):	2013	2012	Increase / (Decrease)

Operating activities	$94.0	$204.7	$(110.7)
Investing activities	(2,200.0)	232.8	(2,432.8)
Financing activities	1,884.0	259.3	1,624.7
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(1.4)	(3.6)
Net increase in cash and cash equivalents	$(227.0)	$695.4	$(922.4)

Operating Activities
Cash provided by operating activities totaled $94.0 million for the Fiscal 2013 Nine Months as compared to cash provided of $204.7 million for the Fiscal 2012 Nine Months. The $110.7 million decline was the result of (i) a $43.5 million increase in cash provided by the Insurance segment; (ii) a $20.8 million increase in cash provided by the Energy segment; and (iii) a $1.1 million increase in cash provided by the Financial Services segment; offset by (iv) a $162.4 million increase in cash used by the Corporate and Other segment; and (v) a $13.7 million increase in cash used by the Consumer Products segment.
The $162.4 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to (i) a $88.7 million decrease in cash provided in the Fiscal 2012 Nine Months from excess of sales over purchases of trading securities acquired for resale, (ii) the non-recurrence in the Fiscal 2013 Nine Months of the return of $49.3 million cash collateral posted for an FGL subsidiary in the Fiscal 2012 Nine Months, (iii) a $6.9 million increase in cash bonus compensation payments made in the Fiscal 2013 Nine Months, (vi) a $9.0 million increase in transaction and acquisition related expenditures, primarily resulting from the EXCO/HGI JV transaction. and (vii) a $6.7 million increased use of cash due to higher levels of general and administrative expenses.
The Insurance segment’s $43.5 million increase in cash provided by operating activities is primarily due to (i) a decrease in transfers of cash to reinsurers relating to a reinsurance transaction in the Fiscal 2012 Nine Months; (ii) a decrease in policy acquisition and operating expenses; and (iii) an increase in cost of insurance fees, offset by (i) an increase in index credits, interest credited and bonuses; and (ii) a decrease investment income. The increase in index credits, interest credited and bonuses is due to strong performance of the S&P 500 during the year and first time credits on annual point to point policies on the new Prosperity Elite product line which had a high volume of sales in the Fiscal 2012 Nine Months.
The $13.7 million increase in cash used by operating activities in the Consumer Products segment was primarily due to a $54 million increased use of cash for working capital, $48 million higher cash payments for interest primarily due to the financing of the Hardware Acquisition, and $18 million higher cash payments for acquisition and integration related activities. These increases in uses of cash where partially offset by higher earnings of $102 million. The $54 million increase in cash used for working capital and other items was driven by increases in accounts receivable, decreases in payroll and a net increase from changes in other assets and liabilities, partially offset by decreases in inventory.
Investing Activities
Cash used by investing activities was $2,200.0 million for the Fiscal 2013 Nine Months, as compared to cash provided of $232.8 million for the Fiscal 2012 Nine Months. The $2,432.8 million decrease in cash provided by investing activities is principally due to (i) an increase in net cash used in acquisitions of $1,828.6 million, (ii) an increase in cash used to originate $177.3 million, net, of asset-backed loans in the Fiscal 2013 Nine Months and (iii) a $400.8 million decrease in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL. The $1,828.6 million increase in net cash used from acquisitions relates primarily to (i) the $1,351.1 million, net of cash acquired, acquisition of the HHI Business, including TLM Taiwan; (ii) the $48.7 million acquisition of Shaser; and (iii) the $517.5 million, net of cash acquired, and $97.5 million acquisitions of our equity interests in the EXCO/HGI JV and the shallow Cotton Valley oil and natural gas properties, in the Fiscal 2013 Nine Months, as compared to (i) the $139.4 million of net cash used from the acquisition of FURminator, Inc., net of cash acquired, and (ii) the $43.8 million acquisition of Black Flag, net of cash acquired, in the Fiscal 2012 Nine Months.
Financing Activities
Cash provided by financing activities was $1,884.0 million for the Fiscal 2013 Nine Months compared to cash provided of $259.3 million for the Fiscal 2012 Nine Months. The $1,624.7 million increase in cash provided by financing activities was primarily related to (i) a $2,428.9 million increase in cash provided from the proceeds of issuances of debt, (ii) a $345.6 million increase in cash provided from the ABL Facility and the EXCO/HGI Credit Agreement, (iii) a $11.1 million decrease in cash used to purchase Spectrum Brands’ common stock by HGI, offset by (iv) the increased use of cash of $586.0 million, net, for repayment of debt, (v) a decrease in cash provided of $475.9 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL, and (vi) a $1.6 million increase in cash used for dividends paid by HGI on its Preferred Stock. The $586.0 million, net, increase use of cash for repayment of debt is primarily as a result of the $545.9 million repayment of the 10.625% Notes by HGI, including a bond call/tender premium, and the $370.2 million repayment by Spectrum Brands of its former term loan facility in the Fiscal 2013 Nine Months, offset by cash used by FGL of $95.0 million to settle a surplus note payable and cash used by Spectrum Brands of $270.0 million to settle its prior 12% Senior Subordinated Toggle Notes due 2019, inclusive of a bond tender/call premium, in the Fiscal 2012 Nine Months,

Debt Financing Activities
HGI
In December 2012, we issued $700.0 aggregate principal amount 7.875% Notes and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of our 10.625% Notes pursuant to the Tender Offer for the 10.625% Notes. Additionally, we deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes for the Satisfaction and Discharge of the remaining $2.0 million aggregate principal amount of the 10.625% Notes.
As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 10.625% Notes on or about the call date of the Satisfaction and Discharge on December 21, 2012. We have a contingent obligation for payment of the 10.625% Notes were the trustee to default on its payment obligations. We believed the risk of such default is remote and therefore had not recorded a related liability. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, we recorded $58.9 million of charges to "Interest expense" in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2013, consisting of $45.7 million cash charges for fees and expenses related to the Tender Offer, $0.2 million cash charges related to the Satisfaction and Discharge and $13.0 million of non-cash charges for the write down of debt issuance costs and net unamortized discount.
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
In connection with the 7.875% Note offering we recorded $20.0 million of fees during the nine months ended June 30, 2013. These fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.

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
The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At June 30, 2013, we were in compliance with all covenants under the indenture governing the 7.875% Notes.
In July 2013, we issued $225.0 million aggregate principal amount of additional 7.875% Notes under the same Indenture governing the 7.875% Notes issued in December 2012.
Spectrum Brands
In December 2012, Spectrum Brands assumed $520.0 million aggregate principal amount of 6.375% Senior Notes due 2020 and $570.0 million aggregate principal amount of 6.625% Senior Notes due 2022 in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with the new Term Loan consisting of a $800.0 million term loan facility, of which $100.0 million is in Canadian dollar equivalents. A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 million prior to refinancing.
At June 30, 2013, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $757.5 million under the Term Loan, maturing December 17, 2019; (ii) $950.0 million under the 9.5% Notes, maturing June 15, 2018; (iii) $520.0 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570.0 million under the 6.625% Notes, maturing November 15, 2022; (v) $300.0 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $69.5 million under the ABL Facility, expiring May 3, 2016 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, the 6.75% Notes and the 9.5% Notes, the "Senior Credit Facilities").
At June 30, 2013, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility.
See Note 10, Debt, to our Condensed Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during the Fiscal 2013 Quarter.
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $218.2 million in the aggregate. This includes $90.3 million the 9.5% Notes, $33.2 million in the aggregate under the 6.375% Notes, $37.8 million in the aggregate under the 6.625% Notes, and approximately $20.4 million in the aggregate under the 6.75% Notes, and interest under Spectrum Brands' ABL Facility of $1.5 million. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at June 30, 2013, this also includes interest under our Term Loan of approximately $35.0 million. Interest on the 9.5% Notes, 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
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
EXCO/HGI JV
At June 30, 2013, our share of the aggregate amount outstanding under the EXCO/HGI JV Credit Agreement was $274.9 million. See the discussion above, and in Note 10, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the EXCO/HGI JV’s debt activity during the Fiscal 2013 Quarter.
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

Equity Financing Activities
During the Fiscal 2013 Nine Months, we granted restricted stock awards representing approximately 3.3 million shares to our employees and our directors. All vesting dates are subject to the recipient's continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $27.7 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
Also during the Fiscal 2013 Nine Months, our Principal Stockholders sold 23.0 million of our shares of common stock, par value of $0.01 per share, in a secondary offering to the public, at a price of $7.50 per share, pursuant to an effective shelf registration statement on Form S-3. We did not sell any shares in the offering and will not receive any of the proceeds from the sale of the shares by our Principal Stockholders.

Contractual Obligations
At June 30, 2013, there have been no material changes to the contractual obligations as set forth in our Form 10-K except for: (i) our issuance of $700.0 million aggregate principal amount of the 7.875% Notes due 2019, (ii) Spectrum Brands’ issuance of respectively $520.0 million and $570.0 million aggregate principal amount of the 6.375% Notes due 2020 and 6.675% Notes due 2022, respectively, and its refinancing of its prior term loan with a new $800.0 million senior secured term loan, (iii) FGL's issuance of $300.0 million aggregate principal amount of their 6.375% Notes due 2021, (iv) HGI Energy's $274.9 million proportionate share of the EXCO/HGI JV Credit Agreement, and (v) the $57.5 million of unaffiliated obligation from Salus' collateralized loan obligation securitization, as discussed in Note 10, Debt, to our Condensed Consolidated Financial Statements.

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
Through Salus, we enter into commitments to extend credit to meet the financing needs of its asset based lending customers upon the satisfaction of certain conditions. At June 30, 2013 the notional amount of the unfunded portion of such commitments was approximately $150.4 million, of which $25.8 million expires in one year or less, and the remainder expires between one and four years.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our Form 10-K, except for the new policies and procedures adopted during the quarter as a result of the acquisition of an equity interest in an oil and natural gas concern, the securitization of certain asset-backed loan receivables, and the change in our accounting policy related to the classification of share based award income tax withholding payments within the Condensed Consolidated Statements of Cash Flows. These additional or modified accounting policies and procedures are detailed in Note 2, Basis of Presentation, Significant Accounting Policies and Procedures and Recent Accounting Pronouncements, included in the accompanying Condensed Consolidated Financial Statements.

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
Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of June 30, 2013, are all classified as trading within "Investments – Equity securities" in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.
FGL
FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of VOBA related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
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

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the nine months ended June 30, 2013, the annual index credits to policyholders on their anniversaries were $216.3 million. Proceeds received at expiration on options related to such credits were $200.9 million. The shortfall is funded by FGL’s investment spread earnings and futures income.

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
 Spectrum Brands
Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At June 30, 2013, Spectrum Brands had no outstanding interest rate derivative instruments.

The EXCO/HGI JV
At June 30, 2013, the EXCO/HGI JV's exposure to interest rate changes related primarily to borrowings under the EXCO/HGI JV Credit Agreement. Interest is payable on borrowings under the EXCO/HGI JV Credit Agreement based on a floating rate as more fully described in Note 10, Debt, to our Condensed Consolidated Financial

Statements. At June 30, 2013, HGI's proportionate share of outstanding borrowings under the EXCO/HGI JV Credit Agreement was approximately $274.9 million.
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
Commodity Price Risk
Spectrum Brands
Spectrum Brands is exposed to fluctuations in market prices for purchases of zinc and brass used in the manufacturing process. Spectrum Brands uses commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to the anticipated purchases of the commodities. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts.

HGI Energy and the EXCO/HGI JV

The EXCO/HGI JV's objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments, and achieve a more predictable cash flow in connection with its financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits the EXCO/HGI JV would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of the EXCO/HGI JV's derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI JV terminates a contract prior to its expiration.
The EXCO/HGI JV's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.
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
In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGL's policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.

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
As of June 30, 2013, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 62.8% of the eligible collateral for the loans. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of June 30, 2013, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have a $6.7 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $27.0 million and its derivative investments to decrease by approximately $48.2 million based on equity positions as of June 30, 2013. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.
As of June 30, 2013, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $24.1 million.
Interest Rate Risk
FGL
If interest rates were to increase one percentage point from levels at June 30, 2013, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $867.4 million. The impact on stockholders’ equity of such decrease (net of income taxes and VOBA and DAC adjustments) would be a decrease of $324.1 million in accumulated other comprehensive income and stockholders’ equity. If interest rates were to decrease by one percentage point from levels at June 30, 2013, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $103.4 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

The EXCO/HGI JV
A one percentage point change in interest rates (100 bps) based on the variable-rate borrowings outstanding as of June 30, 2013 of $274.9 million would result in an increase or decrease in the EXCO/HGI JV's interest expense of $2.7 million per year. The interest the EXCO/HGI JV pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
As of June 30, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $32.2 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $18.7 million.
Commodity Price Risk
Spectrum Brands
As of June 30, 2013, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be an immaterial gain.

The EXCO/HGI JV
The EXCO/HGI JV's use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the period from inception to June 30, 2013, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $7.6 million. The ultimate settlement amount of the EXCO/HGI JV's outstanding derivative financial instrument contracts is dependent on future commodity prices. The EXCO/HGI JV may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Unless otherwise indicated in this quarterly report on Form 10-Q (this”10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HGI,” “we,” “us” or “our” refer to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Harbinger Parties” or “Principal Stockholders” refer, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Funding” refers to HGI Funding, LLC; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “HFG” refers to Harbinger F&G, LLC (formerly Harbinger OM, LLC);”FGL” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and its subsidiaries; “Stanley Black & Decker” refers to Stanley Black & Decker, Inc.; "Five Island" refers to Five Island Asset Management LLC (formerly, HGI Asset Management LLC); “Front Street” refers to FS Holdco Ltd.; “Front Street Bermuda” refers to Front Street Re Ltd.; “Front Street Cayman” refers to Front Street Re (Cayman) Ltd.; “HGI Energy” refers to HGI Energy Holdings LLC; “HHI Business” refers to the hardware and home improvement business previously owned by Stanley Black & Decker and certain of its subsidiaries; “EXCO Parent” refers to EXCO Resources, Inc.; “EXCO” refers to EXCO Resources, Inc.; “HGI Energy” refers to HGI Energy Holdings, LLC; the “EXCO/HGI JV” refers to the oil and gas joint venture by HGI Energy and EXCO Parent; the “Energy Partnership” refers to EXCO/HGI Production Partners, LP; and the “Energy General Partner” refers to EXCO/HGI GP, LLC.
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

•
the impact of covenants in the indenture, dated as of December 24, 2012 (the "2012 Indenture"), governing our $925 million 7.875% senior secured notes due 2019 (the "Senior Notes") and our preferred stock certificates of designation (together, the “Certificate of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the impact of decisions by our controlling stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain controlling stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our portfolio of securities;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our ability to successfully integrate our recently acquired oil and gas joint venture into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands' substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands' debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands' debt instruments;

•	Spectrum Brands' ability to successfully integrate the HHI Business and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers' willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•
the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands does business;

•	changes in consumer spending preferences and demand for Spectrum Brands' products;

•	Spectrum Brands' ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands' ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands' products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands' business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands' products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;

•	the significant costs expected to be incurred in connection with the integration of Spectrum and the HHI Business;

•	the risk that Spectrum Brands may become responsible for certain liabilities of the HHI Business;

•	the risk that integrating Spectrum Brands' business with that of HHI Business may divert Spectrum Brands' management's attention;

•	Spectrum Brands dedicating resources of the HHI Business to supply certain products and services to

Stanley Black & Decker, Inc. (“Stanley Black & Decker”) and its subsidiaries;

•	general customer uncertainty related to the acquisition of the HHI Business;

•	the limited period of time for which Spectrum Brands has the right to use certain Stanley Black & Decker trademarks, brand names and logos; and

•	the reliance on Stanley Black & Decker and its subsidiaries for certain key services.

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	FGL's insurance subsidiaries' ability to maintain or improve their financial strength ratings;

•	FGL's and its insurance subsidiaries' potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL's ability to manage its business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

•	the impact of covenants in the indenture governing FGL's $300 million 6.375% Senior Notes due 2021 (“FGL Notes”);

•	availability of reinsurance and credit risk associated with reinsurance;

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

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of FGL's products;

•	FGL's ability to defend itself against litigation (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;

•	the impact of new accounting rules or changes to existing accounting rules on FGL;

•	FGL's ability to protect its intellectual property;

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

•	FGL's ability to compete in a highly competitive industry;

•	the Front Street's reinsurance subsidiaries' ability to effectively implement their business strategy, including the need for capital; and

•	the ability to maintain or obtain approval of the Maryland Insurance Administration and other regulatory authorities as required for FGL's operations and those of its insurance subsidiaries.

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

HGI Energy
HGI Energy's actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	fluctuations in oil and natural gas prices sold by EXCO/HGI JV;

•	changes in the differential between NYMEX or other benchmark prices of oil and natural gas and the reference or regional index price used to price the EXCO/HGI JV's actual oil and natural gas sales;

•	the EXCO/HGI JV not having any of its own employees and relying on employees supplied by EXCO and its subsidiaries;

•	the failure to resolve any material disagreements with EXCO relating to the EXCO/HGI JV;

•	the impact of the EXCO/HGI JV's substantial indebtedness on its business, financial condition and results of operations;

•	the EXCO/HGI JV's ability to acquire or develop additional reserves, accurately evaluate reserve data or the exploitation potential of its properties, and control the development of its properties;

•	the EXCO/HGI JV's ability to market and sell its oil and natural gas and its exposure to the credit risk of its customers and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that the EXCO/HGI JV will be unable to identify or complete, or complete on economically attractive terms, the acquisition of additional properties;

•	the ability of the EXCO/HGI JV's ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of HGI Energy's products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry in acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to the EXCO/HGI JV's gathering and transportation pipelines.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Legal Proceedings
See Note 16 to the Company’s Condensed Consolidated Financial Statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended June 30, 2013.

Item 1A.	Risk Factors
Detailed discussions of our risk factors can be found in our Form 10-K for the fiscal year ended September 30, 2012, our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and as referenced in our current report filed on Form 8-K filed with the Securities and Exchange Commission in July 19, 2013. Any such risk factors could materially and adversely affect our or our subsidiaries' business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1*	Employment Agreement, dated as of June 17, 2013 by and between the Company and Michael Kuritzkes.

18.1*	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated:	August 8, 2013	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)