Form 10-K
period 2013-09-30
HARBINGER GROUP INC.
filed 2013-11-27
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2013, was approximately $271.1 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Harbinger Capital Partners LLC.  Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the Company, as defined by applicable securities laws.
There were 142,382,566 shares of the registrant’s common stock outstanding as of November 22, 2013.
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to January 28, 2014.

HARBINGER GROUP INC.

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Energy Partnership” refers to EXCO/HGI Production Partners, LP; and the “Energy General Partner” refers to EXCO/HGI GP, LLC; “EXCO Parent” refers to EXCO Resources, Inc.; “EXCO” refers to EXCO Parent and, where applicable, its consolidated subsidiaries; the “EXCO/HGI JV” refers to the oil and gas joint venture owned by HGI Energy and EXCO Parent; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Fiscal 2012” refers to fiscal year ended September 30, 2012; “Fiscal 2013” refers to fiscal year ended September 30, 2013; “Front Street” refers to FS Holdco Ltd. and, where applicable, its consolidated subsidiaries; “Five Island” refers to Five Island Asset Management, LLC (formerly, HGI Asset Management, LLC); “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC; “HGI Funding” refers to HGI Funding, LLC; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “HHI Business” refers to the hardware and home improvement business previously owned by Stanley Black & Decker and certain of its subsidiaries; “Salus” refers to Salus Capital Partners, LLC; “Stanley Black & Decker” refers to Stanley Black & Decker, Inc.; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HGI’s management and the management of HGI’s subsidiaries (including target businesses). Generally, forward-looking statements include information concerning possible or assumed future actions, events, results, strategies and expectations and are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will” “could,” “might,” or “continues” or similar expressions. Factors that could cause actual results, events and developments to differ include, without limitation: the ability of HGI’s subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, HGI’s and its subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with HGI or HGI subsidiaries, completing future acquisitions and dispositions, litigation and other regulatory matters, potential and contingent liabilities, management’s plans, changes in regulations and taxes.
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

HGI
HGI’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our debt and other obligations;

•	limitations on our ability to successfully identify additional suitable acquisition and investment opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•
the impact of covenants in the indenture governing our 7.875% Senior Notes due 2019 (the “7.875% Notes”), the certificates of designation governing our preferred stock (the “Certificates of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

•	our ability to incur new debt and refinance our existing indebtedness;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;

•	the impact on the holders of our common stock if we issue additional shares of our common stock or preferred stock;

•
the impact on the aggregate value of our assets and our stock price from changes in the market prices of publicly traded equity interests we hold, particularly during times of volatility in security prices;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel, and regulatory matters with respect to our Chief Executive Officer and certain funds affiliated with the HCP Stockholders;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in our portfolio of securities;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our ability to successfully integrate the EXCO/HGI JV into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	Spectrum Brands’ ability to successfully integrate the HHI Business and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•
the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands does business;

•	changes in consumer spending preferences and demand for Spectrum Brands’ products;

•	Spectrum Brands’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands’ products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;

•	the significant costs expected to be incurred in connection with the integration of Spectrum Brands and the HHI Business;

•	the risk that Spectrum Brands may become responsible for certain liabilities of the HHI Business;

•	the risk that integrating Spectrum Brands’ business with that of the HHI Business may divert Spectrum Brands’ management attention;

•
Spectrum Brands dedicating resources of the HHI Business to supply certain products and services to Stanley Black & Decker and its subsidiaries as required following the Hardware Acquisition (as defined herein);

•	general customer uncertainty related to the Hardware Acquisition; and

•	the limited period of time for which Spectrum Brands has the right to use certain Stanley Black & Decker trademarks, brand names and logos;

FGL, Front Street and Five Island
FGL’s, Front Street’s and Five Island’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the accuracy of FGL’s assumptions and estimates;

•	the accuracy of FGL’s assumptions regarding the fair value and future performance of its investments;

•	FGL’s and its insurance subsidiaries’ ability to maintain or improve their financial strength ratings;

•	FGL’s and its insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s ability to manage its business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of FGL’s insurance subsidiaries to make cash distributions to FGL (including dividends or payments on surplus notes those subsidiaries issue to FGL);

•
the impact of FGL’s reinsurers failing to meet or timely meet their assumed obligations, increasing their reinsurance rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to FGL at consistent and economical terms;

•	restrictions on FGL’s ability to use captive reinsurers;

•	FGL being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of covenants in the indenture governing FGH’s $300 million 6.375% Senior Notes due 2021 (the “FGH Notes”);

•	the impact of interest rate fluctuations on FGL;

•
the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on both FGL’s ability to obtain capital and the value and liquidity of FGL’s investments;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of FGL’s products;

•	increases in FGL’s valuation allowance against FGL’s deferred tax assets, and restrictions on FGL’s ability to fully utilize such assets;

•	FGL being the target or subject of and FGL’s ability to defend itself against litigation (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	the continued availability of capital required for FGL’s insurance subsidiaries to grow;

•	the impact on FGL’s business of new accounting rules or changes to existing accounting rules;

•	the risk that FGL’s risk management policies and procedures could leave FGL exposed to unidentified or unanticipated risk;

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

•	FGL’s ability to protect its intellectual property;

•	difficulties arising from FGL’s outsourcing relationships;

•	the impact on FGL of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

•	FGL’s ability to compete in a highly competitive industry and maintain competitive unit costs;

•	the adverse consequences if the independent contractor status of FGL’s independent insurance marketing organizations is successfully challenged;

•	the adverse tax consequence to FGL if FGL generates passive income in excess of operating expenses;

•	the operating and financial restrictions applicable to FGL, which may prevent FGL from capitalizing on business opportunities;

•	the ability of FGL’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s subsidiaries to pay dividends to FGL;

•
the ability to maintain or obtain approval of the regulatory authorities, including the Iowa Insurance Division (“IID”) and the New York State Department of Financial Services (“NYDFS”) as required for FGL’s operations and those of its insurance subsidiaries;

•	FGL’s ability to attract and retain national marketing organizations and independent agents;

•	the ability of FGL’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations; and

•	the ability of Front Street and/or Five Island to effectively implement their respective business strategy.

Salus
Salus’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	Salus’ ability to recover amounts that are contractually owed to it by its borrowers;

•	Salus’ ability to continue to address a number of issues to implement its strategy and grow its business;

•	the impact on Salus resulting from further deterioration in economic conditions;

•	Salus’ ability to compete with traditional competitors and new market entrants;

•	Salus’ ability to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions; and

•	Salus’ ability to continue to find attractive lending opportunities given its rapid growth.

HGI Energy
HGI Energy’s actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	fluctuations in oil, natural gas liquids and natural gas prices sold by EXCO/HGI JV;

•
changes in the differential between the New York Mercantile Exchange (“NYMEX”) or other benchmark prices of oil, natural gas liquids and natural gas and the reference or regional index price used to price the EXCO/HGI JV’s actual oil and natural gas sales;

•	the EXCO/HGI JV not having any of its own employees and relying on employees supplied by EXCO Parent and its subsidiaries;

•	the failure to resolve any material disagreements between HGI Energy and EXCO Parent relating to the business or operation of EXCO/HGI JV;

•	the impact of the EXCO/HGI JV’s substantial indebtedness on its business, financial condition and results of operations;

•	the EXCO/HGI JV’s ability to acquire or develop additional reserves, accurately evaluate reserve data or the exploitation potential of its properties, and control the development of its properties;

•
the EXCO/HGI JV’s ability to market and sell its oil, natural gas liquids and natural gas and its exposure to the credit risk of its customers and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that the EXCO/HGI JV will be unable to identify or complete, or complete on economically attractive terms, the acquisition of additional properties;

•	the EXCO/HGI JV’s ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	EXCO/HGI JV’s ability to effectively mitigate the impact of commodity price volatility from its cash flows with its hedging strategy;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of HGI Energy’s products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry, including acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to the EXCO/HGI JV’s gathering and transportation pipelines.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.         Business
Overview
Our Company
We are a diversified holding company focused on acquiring businesses with attractive assets that we consider to be undervalued or fairly valued and growing our acquired businesses. Our principal holdings include the following assets: (i) Spectrum Brands, our subsidiary that provides global branded consumer products; (ii) FGL, our subsidiary that provides life insurance and annuity products; (iii) Front Street, our subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities; (iv) Salus, our subsidiary, engaged primarily in the business of providing secured asset-based loans across a variety of industries; and (v) HGI Energy, our subsidiary, which holds our interests in the EXCO/HGI JV, a joint venture engaged in owning and operating producing conventional oil and gas assets. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding. We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 30th Floor, New York, New York 10022.
Our Strategy
We intend to acquire companies that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. We intend to seek a variety of acquisition opportunities, including businesses where we believe a catalyst for value realization is already present, where we can engage with companies to unlock value or where we can realize synergies with our existing businesses. We may also seek businesses that are in need of a financial restructuring or operational turnaround. In addition to our intention to acquire controlling equity interests, we may also make investments in debt instruments and acquire minority equity interests in companies.
We intend to take an active approach to managing the companies in which we acquire a controlling interest. Such activities may include assembling senior management teams with the expertise to operate the businesses, providing management of such companies with specific operating objectives, acquiring or combining complimentary businesses or expanding existing operations and developing strategies and objectives with respect to the capital structure of such companies. We bring an owner’s perspective to our controlled operating businesses and we align our management teams’ incentives with our goals as long term stockholders.
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
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors may possess greater human and other resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in contrast to our competitors.
Employees
At September 30, 2013, HGI employed 23 persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We believe that employee relations are generally satisfactory. We may hire additional personnel in connection with the closing of future acquisitions. At September 30, 2013, our subsidiaries employed approximately 13,719 persons.
HGI Available Information
HGI’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through HGI’s website at www.harbingergroupinc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). The information on HGI’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI makes with the Commission.
You may read and copy any materials HGI files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains HGI’s reports, proxy statements and other information at www.sec.gov. In addition, copies of HGI’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics, Code of Ethics for its Chief Executive and Senior Financial Officers and Executive Sessions policy are available at HGI’s website at www.harbingergroupinc.com under “Investor Relations -Corporate Governance.” Copies will also be provided to any HGI stockholder upon written request to Investor Relations, Harbinger Group Inc. at 450 Park Avenue, 30th Floor, New York, NY 10022 or via electronic mail at investorrelations@harbingergroupinc.com, or by contacting Investor Relations by telephone at (212) 906-8560. See “- Our Operating Subsidiaries - Spectrum Brands - Available Information” for additional information regarding Spectrum Brands and SBI and “- Our Operating Subsidiaries - FGL - Available Information” for additional information regarding FGL.
Our Operating Subsidiaries
Spectrum Brands
Spectrum Brands Holdings, Inc., a Delaware corporation and a subsidiary of HGI, is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc., a global branded consumer products company and Russell Hobbs, a global branded small appliance company, to form a new combined company (the “SB/RH Merger”). The SB/RH Merger was consummated on June 16, 2010. As a result of the SB/RH Merger, both SBI and Russell Hobbs are wholly-owned subsidiaries of Spectrum Brands and Russell Hobbs is a wholly-owned subsidiary of SBI. The Hardware Acquisition (as defined herein) was consummated on December 17, 2012. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2013, HGI owns approximately 59.2% of Spectrum Brands’ common stock.
On December 17, 2012, SBI acquired the HHI Business from Stanley Black & Decker, which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (together the “Hardware Acquisition”). On April 8, 2013, Spectrum Brands completed the HHI Business acquisition by acquiring certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Residential Business”), which is involved in the production of residential locksets.
Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellents and specialty pet supplies. Spectrum Brands also designs and markets rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Spectrum Brands also designs, markets and distributes a broad range of branded small household appliances and personal care products. Spectrum Brands’ manufacturing and product development facilities are located in the United States, Europe, Latin America and Asia. Substantially all of Spectrum Brands’ rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances, personal care products are manufactured by third-party suppliers, primarily located in Asia.
With the addition of the HHI Business, Spectrum Brands designs, manufactures, markets, distributes and sells certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retailers and homebuilders. The HHI Business has sales offices, manufacturing facilities and distribution centers in the U.S., Canada, Mexico and Asia.
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
Spectrum Brands’ diversified global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement, which consists of the recently acquired HHI Business.
Spectrum Brands’ chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of its worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii)

Global Pet Supplies, which consists of its worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of its home and garden and insect control business (the “Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of the recently acquired HHI Business (“Hardware & Home Improvement”). Spectrum Brands’ management reviews its performance based on these segments.
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
Products
Spectrum Brands competes in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls and hardware and home improvement. Spectrum Brands’ broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries, other specialty batteries and portable lighting products;

•	small appliances, including small kitchen appliances and home product appliances;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	electric shaving and grooming devices;

•	electric personal care and styling devices;

•	home and garden control products, including household insect controls, insect repellents and herbicides; and

•	hardware and home improvement products, including residential locksets, builders hardware and plumbing products.

Net sales of each product category sold, as a percentage of net sales of Spectrum Brands’ consolidated operations, is set forth below.
For detailed information about revenues, profits and total assets of our Consumer Products Segment, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements beginning on page F-1 in this report. Interested parties should also read Spectrum Brands’ Annual Report on Form 10-K for Fiscal 2013, a copy of which may be obtained on the SEC’s website.

	Percentage of Total Consumer Products Net Sales for the Fiscal Year Ended September 30,
	2013	2012	2011
Consumer batteries	23%	29%	30%
Hardware and home improvement products	21%	—%	—%
Small appliances	18%	24%	24%
Pet supplies	15%	19%	18%
Home and garden control products	10%	12%	11%
Electric shaving and grooming products	7%	8%	9%
Electric personal care products	6%	8%	8%
	100%	100%	100%

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
Spectrum Brands also sells Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands. Spectrum Brands’ other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment, medical instruments and on the go charges.
Spectrum Brands offers a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. Spectrum Brands sells its portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.
Hardware and Home Improvement Products
In the hardware and home improvement product category, Spectrum Brands markets and sells a broad range of residential locksets and door hardware, including knobs, levers, deadbolts, handlesets and electronics. Spectrum Brands offers its security hardware under three main brands, Kwikset, Weiser and Baldwin. Kwikset includes opening to mid-price point residential door hardware sold primarily in the U.S. retail and wholesale channels. Products are offered under the three brands Safe Lock, Kwikset and Kwikset Signature Series. Weiser offers opening to mid-price point residential door hardware sold primarily in the Canadian retail and wholesale channels. Baldwin offers high price point luxury hardware sold globally through the showroom and lumber yard channels.
Spectrum Brands also offers other hardware products that include hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection under the Stanley and National Hardware brand names throughout the U.S. and Canada. Although the product line is largely harmonized between the brands, the dual branding approach has been utilized to protect legacy business with key customers and avoid channel conflict.
Furthermore, Spectrum Brands provides kitchen, bath and shower faucets as well as other plumbing products through its Pfister brand. Pfister seeks to differentiate itself from competition through its breadth of styles and finishes designed to meet consumer, plumber, and builder needs.
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
Pet Supplies
In the pet supplies product category Spectrum Brands markets and sells a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. Spectrum Brands has a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Spectrum Brands’ largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. Spectrum Brands also sells a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Spectrum Brands’ largest specialty pet brands include FURminator, 8-in-1, Dingo, Nature’s Miracle, Wild Harvest and Littermaid.
Home and Garden Control Products
In the home, lawn and garden products category Spectrum Brands currently sells and markets a variety of leading insect and weed control products, including household insecticides, insect repellents, and lawn insect and weed control solutions. Spectrum Brands offers a broad array of household pest control solutions such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Spectrum Brands also offers powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse. Spectrum Brands’ largest brands in the household insect control and rodenticide category are Hot Shot and Black Flag.
Spectrum Brands also manufactures and markets a complete line of insect repellent products that provide protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents available in a variety of formulas

(such as aerosols, lotions, pump sprays and wipes) to match consumers’ dynamic needs, as well as area repellents (such as yard sprays, citronella candles and patio lanterns) that let consumers enjoy the outdoors without bothersome pests. Spectrum Brands’ brands in the insect repellents category are Cutter and Repel.
In addition to providing indoor pest solutions, Spectrum Brands’ line of outdoor insect and weed control solutions allow consumers to conquer bugs and weeds, and tackle their biggest lawn and landscaping projects themselves. From selective and non-selective herbicides to pest-specific solutions, Spectrum Brands’ outdoor products are available in easy-to-use formulations (such as aerosols, granules, ready-to-use or hose-end ready-to-sprays) designed to fulfill a variety of consumer needs. Spectrum Brands outdoor insecticide and herbicide brands include Spectracide and Garden Safe.
Spectrum Brands has positioned itself as the value alternative for consumers who want products that deliver powerful performance at an exceptional value.
Electric Shaving and Grooming
Spectrum Brands markets and sells a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.
Electric Personal Care Products
Spectrum Brands’ electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.
Sales and Distribution
Spectrum Brands sells its products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Its sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products Spectrum Brands markets have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of its sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Spectrum Brands’ sales to Wal-Mart represented approximately 18% of its consolidated net sales for Fiscal 2013. No other customer accounted for more than 10% of its consolidated net sales in Fiscal 2013.
Spectrum Brands manages its sales force by geographic region and product group, depending on the product category. Its sales team is divided into three major geographic territories, North America, Latin America and Europe and the rest of the world (“Europe/ROW”). Within each major geographic territory, Spectrum Brands has additional subdivisions designed to meet its customers’ needs.
Spectrum Brands manages its sales force in North America by distribution channel. Spectrum Brands maintains separate sales groups to service (i) its retail sales and distribution channel, (ii) its hearing aid professionals channel and (iii) its industrial distributors and OEM sales and distribution channel. In addition, Spectrum Brands utilizes a network of independent brokers to service participants in selected distribution channels.
Global Pet Supplies
The sales force is aligned by customer, geographic region and product group. Spectrum Brands sells pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.
Home and Garden Business
The sales force of the Home and Garden Business is geographically aligned with its key customers. Spectrum Brands sells these products primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers in the U.S.
Hardware & Home Improvement
The sales force of the Hardware & Home Improvement is aligned by customer and geographic region. Spectrum Brands sells primarily to large retailers, non-retail distributors, home improvement centers, hardware stores, home builders and other retailers.

Manufacturing, Raw Materials and Suppliers
The principal raw materials used in manufacturing Spectrum Brands’ products, such as zinc powder, electrolytic manganese dioxide, brass and steel, are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Spectrum Brands has regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs it expects to incur over the next 12 to 24 months.
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
In Spectrum Brands’ fiscal years ended September 30, 2013, 2012 and 2011, it invested $43.3 million, $33.1 million and $32.9 million, respectively, in product research and development.
Patents and Trademarks
Spectrum Brands owns or licenses from third parties a significant number of patents and patent applications throughout the world relating to products Spectrum Brands sells and the manufacturing equipment Spectrum Brands uses. Spectrum Brands holds a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom it pays a royalty.
Spectrum Brands also uses and maintains a number of trademarks in its business, including RAYOVAC, REMINGTON, VARTA, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, SPECTRACIDE, CUTTER, HOT SHOT, GARDEN SAFE, REPEL, GEORGE FOREMAN, RUSSELL HOBBS, BLACK & DECKER, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE, FANAL AND PFISTER. Spectrum Brands seeks trademark protection in the U.S. and in foreign countries, including by means of registration.
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
As a result of the common origins of the Remington Products, L.L.C. (“Remington Products”) business, the REMINGTON trademark is owned by Spectrum Brands and by Remington Arms Company, Inc. (“Remington Arms”), each with respect to its principal products as well as associated products. Accordingly, Spectrum Brands owns the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. Spectrum Brands retains the REMINGTON trademark for nearly all products which it believes can benefit from the use of the brand name in its distribution channels.
Spectrum Brands licenses the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In July 2011, Russell Hobbs and The Black & Decker Corporation (“BDC”) extended the trademark license agreement for a fourth time through December 2015. Under the agreement as extended, Russell Hobbs agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15 million from calendar year 2011 through calendar year 2015. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the end of the transition period following termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.
Through the Hardware Acquisition, Spectrum Brands now owns the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.
On November 8, 2012, Spectrum Brands acquired a 56% interest in Shaser Biosciences, Inc. Through this acquisition, Spectrum Brands acquired patented technology that is used in its i-Light product line.
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
Competition within the hardware and home improvement industry varies based on location and product segment. The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand and private label import brands such as Defiant and Gatehouse. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, The Home Depot and Lowe’s private label brands, respectively.
The pet supplies product category is highly fragmented with over 500 manufacturers in the U.S. alone, consisting primarily of small companies with limited product lines. Spectrum Brands’ largest competitors in this product category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products Spectrum Brands offers. Mars sells primarily aquatics products.
Products sold by Spectrum Brands in the home and garden product category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup, Miracle-Gro, and Tomcat brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.
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
Some of Spectrum Brands’ major competitors have greater resources and greater overall market share than Spectrum Brands. They have committed significant resources to protect their market shares or to capture market share from Spectrum Brands and may continue to do so in the future. In some key product lines, Spectrum Brands’ competitors may have lower production costs and higher profit margins than Spectrum Brands, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers and, ultimately, consumers.
Seasonality
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum Brands’ third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. For a more detailed discussion of the seasonality of Spectrum Brands’ product sales, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality” of this report.
Regulatory Overview
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
Spectrum Brands has been, and in the future may be, subject to proceedings related to its disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which Spectrum Brands is held responsible as a result of its relationships with such other parties. In the U.S., these proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by only the financially viable responsible parties. Spectrum Brands occasionally is identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where Spectrum Brands has been notified of its status as a potentially responsible party, it is either premature to determine whether its potential liability, if any, will be material or Spectrum Brands does not believe that its liability, if any, will be material. Spectrum Brands may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $5.1 million for estimated liabilities at September 30, 2013 should not be material to its business or financial condition.
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
Employees
Spectrum Brands had approximately 13,500 full-time employees worldwide as of September 30, 2013. Approximately 16% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are four collective bargaining agreements that will expire during Spectrum Brands’ fiscal year ending September 30, 2014, which cover approximately 57% of the labor force under collective bargaining agreements, or approximately 9% of its total labor force. Spectrum Brands believes that its overall relationship with its employees is good.

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
The information on Spectrum Brands’ website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI, Spectrum Brands or SBI makes with the Commission and Spectrum Brands’ and SBI’s reports are not and shall not be deemed to be part of this report. You may read and copy any materials Spectrum Brands files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website that contains Spectrum Brands’ and SBI’s reports, proxy statements and other information at www.sec.gov.
FGL
FGL, a Delaware corporation and subsidiary of HGI, is a provider of various types of fixed annuities and life insurance products in the United States. Based in Baltimore, Maryland, FGL operates its annuity and life insurance operations in the United States through its subsidiaries FGH, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). FGL’s products are targeted towards middle-income Americans. FGL’s focus on the middle-income market gives it access to significant, underserved market niches and drives its product development. As of September 30, 2013, FGL had approximately 700,000 policyholders.
FGL offers various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which FGL’s customers rely on for principal protection and predictable income streams. In addition, FGL’s life insurance products provide its customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, FGL’s most popular products are FIAs, which provide its customers with interest tied to the performance of the stock market, while limiting the risk of losing money should the stock market decline. In addition to FIAs, FGL also sells IULs and other fixed annuities.
In Fiscal 2013, FIAs generated approximately 95% of FGL’s total sales. FGL’s fixed indexed products such as FIAs tie contractual returns to specified market indices, such as the S&P Composite Stock Price 500 Index (the “S&P 500 Index”). The benefit of FIAs to FGL’s customers is to provide a portion of the gains of an underlying market index without the risk of losing the original principal. FGL invests the fixed annuity premium in fixed income securities and hedges its risk, predominantly using call options on the S&P 500 Index, and passes through a portion of the returns of the stock market index to its policyholders. The majority of FGL’s products contain provisions that permit FGL to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, FGL’s annuity contracts generally either are not surrenderable or include surrender charges that discourage early redemptions.
FGL offers its products through a network of approximately 200 independent IMOs that in turn represent an estimated 20,000 independent agents.
Strategy
FGL seeks to grow its business by pursuing a set of short-, medium- and long-term efforts aimed at delivering sustainable and profitable growth for shareholders. Its main strategies include:

•
Increase Market Share in FGL’s Existing Market. FGL believes that increasing demand for retirement and principal protection products combined with an evolving competitive landscape present FGL with significant opportunities to grow with the market and through increased market share. FGL will continue to pursue tactical opportunities to increase shelf space in the IMO market. FGL expects to increase the size of its account management team to strengthen coverage of key accounts and actively pursue relationships with IMOs with whom it currently does not conduct business. At the same time, FGL will continue to make regular modifications to rates and features based on the investment environment to remain competitive with other carriers, and also continue to develop unique, proprietary products for select marketing.

•
Expand the Types of Products FGL Sells. FGL also expects to develop and distribute new products that will address important unmet needs of middle-income households and a growing senior population. These products are expected to diversify FGL’s asset, liability and revenue mix as well as help it to capitalize on the significant future growth opportunities it perceives. FGL is well-positioned to offer products through its current distribution system in, for example, the group, non-medical and niche life-insurance product markets.

•
Diversify FGL’s Distribution Channels. FGL will leverage its strong capital position and target higher ratings to develop broader relationships with broker-dealers, banks and financial planning professionals, thereby increasing the ways in which FGL reaches its customers. Effective implementation will require phased investment over a number of years in institutional relationships, systems, marketing, wholesaling and product development.

•
Selectively Pursue Acquisitions. Although acquisitions are not the primary focus of FGL’s current business strategy, FGL actively monitors the life insurance and annuity markets for opportunities to acquire businesses, which are compatible with FGL’s existing operations. FGL also looks for opportunities to acquire seasoned blocks of in-force business with measurable experience, which can help leverage its existing operational and corporate structures to generate enhanced returns on invested capital.

•
Bottom-line, Profit-oriented Objectives. FGL focuses on initiatives that it expects will deliver target profits and avoid markets and products when industry pricing makes it difficult to achieve targeted profit margins.

For detailed information about revenues, operating income and total assets of our Insurance Segment, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements beginning on page F-1 in this report. Interested parties may also refer to FGL’s registration statement on Form S-1 and amendments thereto filed with the Commission.
Products
FGL believes that its experience in designing and developing annuities and life insurance products will allow it to continue to introduce innovative products and solutions designed to meet customers’ changing needs. Its current most popular product line is FIAs. Most FIAs have two phases-accumulation and distribution or payment. During accumulation, a policyholder’s money is credited with interest linked to an index, but never less than zero. High surrender charges apply for early withdrawal, typically for seven to 14 years after purchase. During the distribution or payout phase, the policyholder will receive money from the annuity. The policyholders are guaranteed minimum values based on state regulation.
Annuity Products Through FGL’s insurance subsidiaries, FGL issues a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.

Deferred Annuities
FIAs. FGL’s FIAs allow contract owners the possibility of earning interest based on the performance of a specified market index, predominantly the S&P 500 Index, without risk to principal. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Index is an index of 500 stocks intended to be representative of a broad segment of the market. Most FIA policies allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy.
The value to the contractholder of an FIA contract is equal to the sum of deposits paid, premium bonuses (described below) index credits, up to a cap and a participation rate based on the annual appreciation (based in certain situations on annual point-to-point, monthly point-to-point or monthly average calculations) in a recognized market index less any fees for riders. Caps generally range from 3.0% to 6.0% when measured annually and 1.0% to 3.0% when measured monthly and participation rates generally range from 30.0% to 100.0% of the performance of the applicable market index. The cap can be reset annually. Certain riders allow for a contractholder to increase their cap for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 90% of the FIA sales for Fiscal 2013 involved “premium bonuses” or vesting bonuses. For premium bonuses, FGL increased the initial annuity deposit by a specified premium bonus of 2.0% to 4.0% and a vesting bonus of 2.0% to 8.0%.

The vesting bonuses are earned over time, which increases the account value when the bonus is settled. FGL made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Fixed Rate Annuities
Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by FGL have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL has the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at FGL’s discretion. For Fiscal 2013, FGL did not sell any fixed rate annual reset annuities. For Fiscal 2013, FGL sold $24.8 million of fixed rate multi-year guaranteed annuities. As of September 30, 2013, crediting rates on outstanding (i) fixed rate annuities generally ranged from 1.5% to 6.0% and (ii) multi-year guaranteed annuities ranged from 1.0% to 6.0%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2013, was 3.5%.
As of September 30, 2013, the distribution of the annuity account values by crediting rate was as follows:

(dollars in millions)
Crediting Rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account Value	$21.5	$139.1	$1,606	$554.6	$190.1

Withdrawal Options for Deferred Annuities
After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10.0% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to 14 years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 9.0% to 17.5% of the contract value for FIAs and 5.0% to 12.0% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8.2% for FGL’s FIAs and 4.6% for FGL’s fixed rate annuities as of September 30, 2013. Certain fixed annuity contracts contain a market value adjustment provision that may increase or decrease the amounts available for withdrawal upon full surrender.
The following table summarizes FGL’s deferred annuity account values and surrender charge protection as of September 30, 2013:

(dollars in millions) Years of Surrender Charges Remaining	Account Value(1)	Percent of Total	Average Surrender Charge Percent
0-2	$3,531.2	28.2%	2%
3-4	2,652.0	21.2%	6.9%
5-6	2,030.3	16.2%	8.9%
7-9	2,622.3	20.9%	10.5%
10 and Greater	1,684.1	13.5%	13%
	$12,519.9	100%	7.43%

(1)	Excludes $3,491.6 million related to Single Premium Immediate Annuities (“SPIA”) contracts, which cannot be surrendered.
The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a guaranteed minimum withdrawal benefit. These riders provide a guaranteed minimum withdrawal benefit, regardless of index performance, for the life of the contract.
Immediate Annuities
FGL also sells SPIAs, which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.

The following table presents the deposits (also known as “sales”) on annuity policies issued by FGL for Fiscal 2013 and Fiscal 2012, as well as reserves (“GAAP Reserves”) required by U.S. Generally accepted Accounting Principles (“GAAP”) as of September 30, 2013 and September 30, 2012:

	September 30, 2013		September 30, 2012
(in millions)	Deposits on Annuity Policies	GAAP Reserves	Deposits on Annuity Policies	GAAP Reserves
Products
Fixed Indexed Annuities	$983.1	$9,985.9	$1,614.2	$9,893.2
Fixed Rate Annuities	38.0	2,708.2	64.5	2,964.2
Single Premium Immediate Annuities	7.3	3,491.6	7.8	3,583.1
Total	$1,028.4	$16,185.7	$1,686.5	$16,440.5

Life Insurance
FGL currently offers IUL insurance policies and has sold term and whole life insurance products in the past. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on life insurance products, as of the date of the FGH Acquisition are subject to a reinsurance arrangement with Wilton Re. See “-Reinsurance-Wilton Re Transaction”.
Distribution
The sale of FGL’s products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMO, with whom FGL Insurance contracts, recruits large numbers of agents to its firm and provides training in return for exclusive sales agreements with FGL Insurance. The IMOs will usually sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO will discuss product options over the phone with agents about to meet with clients. The IMO staff will also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent will conduct a fact find and present suitable product choices to the customers. FGL monitors each distribution partner for pricing metrics, mortality, and persistency, as well as market conduct and suitability.
Within this business model, FGL offers its products through a network of approximately 200 IMOs, representing approximately 20,000 agents, and identifies its most important IMOs (those who are able to meet certain production targets and qualify for extra-contractual production bonuses) as “Power Partners”. FGL currently has 27 Power Partners, comprised of 16 annuity IMOs and 11 life insurance IMOs. During Fiscal 2013, these Power Partners accounted for approximately 78% of FGL’s annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top twenty Power Partners is approximately 12 years.
FGL’s Power Partners play an important role in the development of its products. Over the last ten years, the majority of FGL’s best-selling products have been developed with its Power Partners. FGL intends to continue to have the Power Partners play an important role in the development of its products in the future, which FGL believes provides it with integral feedback throughout the development process and assists it with competing for “shelf space” of new design launches.
Investments
FGL embraces a long-term conservative investment philosophy, investing nearly all the insurance premiums it receives in a wide range of fixed income interest-bearing securities.
FGL’s employees manage the bulk of the investment portfolio, and with respect to certain asset classes FGL utilizes experienced third party companies, as well as FGL’s affiliates. As of September 30, 2013, 74.9% of FGL’s $15.5 billion fixed maturity investment portfolio was managed by its employees, with the 25.1% balance managed by third parties. FGL’s investment strategy is designed to (i) achieve strong absolute returns; (ii) provide consistent yield and investment income; and (iii) preserve capital.
In addition to active management of assets, FGL’s Investments department is also responsible for defining portfolio strategy, managing FGL’s asset/liability profile, and hedging FGL’s product guarantees. FGL also leverages the risk management and capital markets experience of HGI and its affiliates to add value to FGL’s investment activities.

The types of assets in which FGL may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, FGL establishes conservative risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes.
Under statutory accounting, FGL’s insurance subsidiaries defer the portion of realized capital gains and losses on fixed maturity securities attributable to changes in the general level of interest rates into an interest maintenance reserve (“IMR”). The IMR amortizes into future year statutory operating results based on a formula prescribed by the National Association of Insurance Commissioners (“NAIC”). The IMR provides a buffer to FGL’s statutory capital and surplus in the event FGL has to sell securities in an unrealized loss position. As of September 30, 2013 FGL Insurance’s and FGL NY Insurance’s IMR were $509.6 million and $9.7 million, respectively.
FGL’s investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securites (“CMBS”). FGL also maintains holdings in floating rate, and less-rate sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is FGL’s expectation that its investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers, such as commercial mortgage loans. FGL also has a small amount of equity holdings through its funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
FGL believes its investment portfolio is well positioned for the current investment environment, with room to incrementally increase exposure to risk assets if spreads and capital efficiency warrant such actions. FGL intends to maintain a defensive duration posture to provide for increased investment flexibility as rates rise.
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives and policy loans, as of September 30, 2013 is summarized as follows:

(dollars in millions) Duration	Amortized Cost	% of Total
0	$2,141.9	13.5%
1	2,206.2	14%
2	1,302.6	8.2%
3	1,249.5	7.9%
4	1,366.8	8.6%
5	1,060.8	6.7%
6	856.4	5.4%
7	933.9	5.9%
8	902.4	5.7%
9	488.5	3.1%
10	459.5	2.9%
11	661.3	4.2%
12	809.0	5.1%
13	745.8	4.7%
14	480.2	3%
15-20	147.9	0.9%
Total	$15,812.7	100%

Derivatives
FGL’s FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. FGL purchases derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one-, two- or three-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
FGL outsources the following functions to third-party service providers:

•	new business administration;

•	hosting of financial systems;

•	service of existing policies;

•	investment accounting and custody;

•	information technology development and maintenance;

•	call centers; and

•	underwriting administration of life insurance applications.
FGL closely manages its outsourcing partners and integrates their services into FGL’s operations. FGL believes that outsourcing such functions allows it to focus capital and FGL employees on its core business operations and perform differentiating functions, such as investment, actuarial, product development and risk management functions. In addition, FGL believes an outsourcing model provides predictable pricing, service levels and volume capabilities and allows FGL to benefit from technological developments that enhance its customer self-service and sales processes that FGL would not otherwise be able to take advantage of without deploying more of its own capital.
FGL outsources its new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc., a subsidiary of Dell Inc. (“Transaction Group”). Under this arrangement, Transaction Group manages all of FGL’s call center and processing requirements. FGL and Transaction Group have entered into a seven-year relationship, which is subject to automatic renewal for an additional two years in June 2014.
FGL has partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to implement FGL’s life insurance underwriting policies. Under the terms of the arrangement Hooper Holmes has assigned FGL a team of underwriters with Fellow Life Management Institute designations. FGL and Hooper Holmes entered into a three-year relationship, which was automatically renewed for an additional two years in December 2012. Underwriting guidelines for each product are established by FGL’s Chief Underwriting Officer in collaboration with FGL’s actuarial department. FGL’s Chief Underwriting Officer and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by FGL’s Chief Underwriting Officer as well as the Hooper Holmes lead underwriter. Every three years underwriting audits are conducted by FGL’s reinsurers. FGL believes that it has a good relationship with its principal outsource service providers.
Competition
FGL’s ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain stable relationships with its contracted IMOs, its ability to maintain low unit costs and its maintenance of adequate financial strength ratings from ratings agencies. FGL faces competition in the FIA market from traditional insurance carriers such as Allianz Life Insurance Company of North America (“Allianz”), Aviva Life Insurance Company, American Equity Investment Life Insurance Company (“American Equity”) and Security Benefit Life Insurance Company (“Security Benefit”). Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of FGL’s products and services.
In the IUL market FGL competes with large, well-established life insurance companies in a mature market, where price and service are key drivers. Primary competitors include the AEGON Companies (“AEGON”), AXA Equitable Life Insurance Company (“AXA”) and Pacific Life Insurance Company (“Pacific Life”). Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of FGL’s insurance subsidiaries and financial stability.

Ratings
FGL’s access to funding and its related cost of borrowing, the attractiveness of certain of its products to customers and requirements for derivatives collateral posting are affected by its credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products.
As of September 30, 2013, Moody’s, Fitch, S&P and A.M. Best Company issued financial strength credit and/or ratings and outlook statements regarding FGH and its wholly owned insurance subsidiaries, FGL Insurance and FGL NY Insurance. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
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
A.M. Best, Fitch, Moody’s and S&P review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, FGL believes if its ratings were to be negatively adjusted for any reason, FGL could experience a material decline in the sales of its products and the persistency of its existing business. See Part I. Item 1A. “Risk Factors-Risks Related to FGL’s Business-FGL operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect FGL’s business, financial condition and results of operations”; Part I. Item 1A. “Risk Factors-Risks Related to FGL’s Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.”; and Part I. Item 1A. “Risk Factors-Risks Related to FGL’s Business- The amount of statutory capital that FGL’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of FGL’s control”.
 Potential Impact of a Ratings Downgrade
Under some over-the-counter derivative agreements on forms promulgated by the International Swaps and Derivatives Association, Inc. (“ISDA”), FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of September 30, 2013, the amount at risk for ISDA agreements which could be terminated based upon FGL’s current ratings was $221.8 million, which equals the fair value to FGL of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero.
In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2013 and September 30, 2012, $72.0 million and $0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $149.8 million and $200.7 million at September 30, 2013 and September 30, 2012, respectively.
If FGL Insurance or FGL NY Insurance held net short positions against a counterparty, and the applicable subsidiary’s financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of FGL’s derivatives as of September 30, 2013 and 2012, FGL holds no net short positions against a counterparty; therefore, there is currently no potential exposure for FGL to post collateral.
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
The responsibility for monitoring, evaluating and responding to risk is assigned first to FGL’s management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audits and the board of directors.
The Fidelity & Guaranty Acquisition
On April 6, 2011, pursuant to the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by and between FGL and OM Group (UK) Limited (“OMGUK”), FGL acquired from OMGUK all of the outstanding shares of capital stock of FGH and certain intercompany loan agreements between OMGUK, as lender, and FGH, as borrower, in consideration for $350.0 million. As described further herein, the F&G Stock Purchase Agreement provided that the $350.0 million purchase price may be reduced by up to $50.0 million post-closing if certain regulatory approvals were not obtained. Following the consummation of the FGH Acquisition, FGH became FGL’s wholly owned subsidiary and FGL Insurance and FGL NY Insurance became wholly owned subsidiaries of FGH. FGL Insurance and FGL NY Insurance are FGL’s principal insurance companies.
Reinsurance
FGL both cedes reinsurance and assumes reinsurance from other insurance companies. FGL uses reinsurance both to diversify risks and manage loss exposures. For instance, FGL has sought reinsurance coverage in order to limit its exposure to mortality losses and enhance its capital position. The use of reinsurance permits FGL to write policies in excess of amounts FGL would typically seek to retain, and also to write a larger volume of new business. The portion of risks exceeding the insurer’s retention limit is reinsured with other insurers.
In instances where FGL is the ceding company, FGL pays a premium to a reinsurer in exchange for the reinsurer assuming a portion of FGL’s liabilities under the policies FGL issued. Use of reinsurance does not discharge FGL’s liability as the ceding company because FGL remains directly liable to its policyholders and is required to pay the full amount of its policy obligations in the event that its reinsurers fail to satisfy their obligations. FGL collects reinsurance from its reinsurers when it pays claims on policies that are reinsured. In instances where FGL assumes reinsurance from another insurance company, FGL accepts, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
FGL monitors the credit risk related to the ability of its reinsurers to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, FGL generally diversifies its exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed at least monthly. These reinsurers are Wilton Reassurance Company (“Wilton Re”), Security Life of Denver, Transamerica Occidental Life Insurance Co., Sun Life Insurance Company and Scottish Re. While Scottsish Re is operating under regulatory supervision, FGL has determined no valuation allowance is required for the Scottish Re recoverable balance as of September 30, 2013 based on FGL’s evaluation of Scottish Re’s ability to meet its ongoing reinsurance obligations.
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the FGH Acquisition of the predecessor company. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, and that were reinsured under the reserve facility (the “Raven Block”), as well as another block of FGL Insurance’s in-force traditional, universal and interest-sensitive life insurance policies (the “Camden Block”).
More specifically, on April 8, 2011, FGL Insurance ceded to Wilton Re on a coinsurance basis a 100% quota share of risks associated with the Camden Block and, in connection therewith, transferred assets to Wilton Re having an aggregate fair value of approximately $535.8 million, which reflected a $121.8 million ceding allowance, which FGL retained. On October 17, 2011, FGL Insurance and Wilton Re completed a further reinsurance arrangement involving the recapture of business ceded to Raven Re by FGL Insurance and the re-cession of such business to Wilton Re. The cession to Wilton Re of risks related to the Raven Block was completed on October 17, 2011 (with an effective date of October 1, 2011) and, in connection therewith, FGL Insurance transferred assets having an aggregate fair value of approximately $580.7 million, which included a $140.1 million negative ceding allowance, to Wilton Re. While Wilton Re had no liability with respect to the Raven Block prior to the effective date, at October 17, 2011 the amount payable to Wilton Re was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 through October 1, 2011.
Wilton Re’s reinsurance of such FGL Insurance policies has not extinguished FGL Insurance’s liability with respect to such business because FGL Insurance remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.
 The Front Street Reinsurance Transaction
On December 31, 2012, following approval by the Maryland Insurance Administration (the “MIA”), the insurance regulator in FGL Insurance’s state of domicile at the time, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with Front Street, at the time, a wholly owned subsidiary of FGL. Pursuant to the Cayman Reinsurance Agreement, Front Street reinsured approximately 10%, or approximately $1.4 billion of FGL Insurance policy liabilities as of September 30, 2013. Under the terms of the agreement, Front Street paid an initial ceding allowance of $15.0 million which was determined to be fair and reasonable according to an independent third-party actuarial firm. The coinsurance agreement was on a funds withheld basis, meaning that funds were withheld by FGL Insurance from the coinsurance premium owed to Front Street as collateral for Front Street’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. The effects of this transaction have been eliminated in consolidated financial statements.
In connection with the Cayman Reinsurance Agreement, on December 31, 2012, Five Island, FGL Insurance and Front Street Cayman entered into an Investment Management Agreement (the “IMA”). Pursuant to the IMA, Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Cayman Reinsurance Agreement, which assets are held by FGL Insurance in a segregated funds withheld account and are invested in accordance with FGL’s existing guidelines.
Reserve Facilities
Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves.
The CARVM Facility
On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company (“Raven Re”), a wholly owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”) pursuant to which FGL Insurance ceded a 100% quota share of its liability for the CARVM business. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGH (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 million letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6.25 million. As of September 30, 2013, there was $276.2 million available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of September 30, 2013, Raven Re’s statutory capital and surplus was $14.1 million in excess of the minimum level required under the Reimbursement Agreement.
Other Agreements
The F&G Stock Purchase Agreement includes customary mutual indemnification provisions relating to breaches of representations, warranties and covenants. In connection with the F&G Stock Purchase Agreement, FGL entered into the Guarantee and Pledge Agreement (the “Pledge Agreement”). Pursuant to the Pledge Agreement, FGH has granted security interests to

OMGUK of FGH’s equity interest in FGL Insurance (the “Pledged Shares”) in order to secure certain of FGL’s obligations arising under the F&G Stock Purchase Agreement, including its indemnity obligations. In the event that FGL defaults or breaches any remaining secured obligations, OMGUK could foreclose upon the Pledged Shares.
Employees
As of September 30, 2013, FGL had approximately 175 employees. FGL believes that it has a good relationship with its employees.
Regulation
Overview
FGL Insurance, FGL NY Insurance and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. Following its redomestication to Iowa, FGL Insurance’s principal insurance regulatory authority is the IID. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The NYDFS regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	prescribing which assets and liabilities are to be considered in determining statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms and certain related materials;

•	determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	regulating the amount of dividends that may be paid in any year;

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

Financial Regulation
State insurance laws and regulations require FGL Insurance, FGL NY Insurance and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The NAIC has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the Model Audit Rule) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGL Insurance and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The MIA completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2009, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The MIA is currently conducting its routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012.
Additionally, the Vermont Department of Financial Regulation, is conducting a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012.
Going forward, FGL Insurance will be subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
On October 7, 2013, the NYDFS announced the NYDFS commitment (the “NYDFS Commitment”) with Mr. Falcone, HGI, FGH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years. Pursuant to the NYDFS Commitment, neither Mr. Falcone nor any employee of Harbinger Capital will serve as one of FGL’s officers or directors, or of any of FGL’s subsidiaries, nor may they be involved in any investment decisions made by FGL or its subsidiaries. Mr. Falcone also agreed to recuse himself from participating in any vote of the board of HGI relating to the election or appointment of officers or directors of such companies. Under the NYDFS Commitment, FGH also agreed to maintain FGL NY Insurance’s risk-based capital (“RBC”) level at no less than 225% company action level RBC ratio, and to establish a trust account funded with $18.5 million of cash or eligible securities to support that agreement. FGL NY Insurance agreed to file quarterly estimated RBC reports in addition to the annual reports required by law. In addition, in connection with its redomestication to Iowa, FGL Insurance agreed to the conditions set by the Iowa Commissioner that neither Mr. Falcone nor any employee of Harbinger Capital may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the IID lift this restriction after five years); neither Mr. Falcone nor Harbinger Capital shall be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years; and, within three months of becoming a public entity, FGL shall have an audit committee that complies with Iowa regulation 191-98.13(8) which requires that 75% of the audit committee’s members be independent. See Part I, Item 1A. “Risk Factors-Risks Related to HGI- We are dependent on certain key personnel; Harbinger Capital and certain key personnel exercise significant influence over us and our business activities; and the business activities, legal matters and other matters that affect Harbinger Capital and certain of our key personnel could adversely affect our ability to execute our business strategy.”
Dividend and Other Distribution Payment Limitations
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Each year, FGL Insurance and FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Insurance Commissioner (“Iowa Commissioner”) or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL Insurance and FGL NY Insurance must provide advance written notice to the Iowa Commissioner or the NYDFS, respectively.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
In recent calendar years, FGL Insurance has had the dividend capacity and paid dividends to us as set forth in this table:

(in millions)	2009	2010	2011	2012	2013
FGL Insurance Ordinary Dividend Capacity	$67.2	$59.4	$90.2	$84.6	$106.3
FGL Insurance Ordinary Dividends Paid	—	59.0	40.0	40.0	40.0

On December 20, 2010, FGL Insurance paid an ordinary dividend to FGH in the amount of $59.0 million with respect to its 2009 results. On September 29, 2011 and December 22, 2011, FGL Insurance paid ordinary dividends of $20.0 million and $20.0 million, respectively, to FGH, with respect to its 2010 results. On September 26, 2012 and December 20, 2012, FGL Insurance paid an ordinary dividend to FGH in the amount of $20.0 million and $20.0 million, respectively, based on its 2011 results. Based on its 2012 fiscal year results, FGL Insurance has dividend capacity to declare an ordinary dividend up to $106.3 million, subject to notice and review by the Iowa Commissioner. Any additional amount beyond $106.3 million would be an extraordinary dividend requiring notice to and approval from the Iowa Commissioner. On July 12, 2013, FGL Insurance paid an ordinary dividend of $40.0 million. After taking into account dividends that have been paid in the last twelve months (i.e., on December 20, 2012 and July 12, 2013) which total $60.0 million, FGL Insurance’s remaining ability to pay ordinary dividends until December 20, 2013 is $46.0 million, which increases to $66.0 million on December 21, 2013 until January 1, 2014.
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See Part I, Item 1A. “Risk Factors-Risks Related to FGL’s Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations”.
FGL NY Insurance has historically not paid dividends. In 2012, FGL NY Insurance paid a $4.4 million dividend to FGL Insurance after a determination that, as a result of capital contributions by FGL Insurance, FGL NY Insurance was overcapitalized.
For other considerations with respect to FGL dividends, see Part I. Item 1A. “Risk Factors-Risks Related to HGI-We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.”
Surplus and Capital
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.

Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve FGL’s financial strength ratings. See Part I. Item 1A. “Risk Factors-Risks Related to FGL’s Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations”. RBC ratios as of September 30, 2013 and December 31, 2012 was 450% and 406%, respectively. See “-Financial Regulation.”
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (IRIS) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2012, FGL Insurance had two ratios outside the usual range, FGL NY Insurance had three ratios outside the usual range, and Raven Re had eight ratios outside the usual range. There were two different IRIS ratios as to which FGL Insurance and FGL NY Insurance fell outside the usual range, including: change in premium and change in reserving ratio. In addition, FGL NY Insurance’s adequacy of investment income also fell outside of the usual range. In addition to these three IRIS ratios falling outside the usual range, Raven Re’s five other IRIS ratios outside of usual range were: net change in capital and surplus, gross change in capital and surplus, net income to total income, change in product mix and change in asset mix, which are primarily the result of reinsurance transactions with its parent company, FGL Insurance.
FGL does not anticipate regulatory action as a result of the 2012 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios. It is possible that similar results may not occur in the future.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGL Insurance, FGL NY Insurance and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance and Raven Re. FGL Insurance, FGL NY Insurance and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. In addition, Iowa has adopted the NAIC Model Credit for Reinsurance Act, effective on January 1, 2014, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner will certify reinsurers based on several factors, including their financial strength ratings, and impose collateral requirements based on such factors. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.

Insurance Holding Company Regulation
As the parent company of FGL Insurance, FGL NY Insurance, HGI and entities affiliated with HGI for purposes of insurance regulation, are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HGI, FGL, FGH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquires. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of HGI’s voting securities or that of FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGL Insurance and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of nine ongoing market conduct examinations in various states, including a review by the NYDFS related to the possible unauthorized sale of insurance by FGL Insurance within the State of New York. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. FGL believes that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2013 complied in all material respects with such regulations.
Privacy Regulation
FGL’s operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. FGL’s operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent and mitigate identity theft. In addition, FGL’s ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers and FGL’s uses of certain personal information, including consumer report information, are regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
FIAs
In recent years, the SEC and state securities regulators have questioned whether FIAs, such as those sold by FGL, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause FGL to seek additional marketing relationships for these products, any of which may impose significant restrictions on FGL’s ability to conduct operations as currently operated. On December 17, 2008, the SEC voted to approve Rule 151A, and apply federal securities oversight to FIAs issued on or after January 12, 2011. On July 12, 2010, however, the District of Columbia Circuit Court of Appeals vacated Rule 151A. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. FGL expects that the types of FIAs FGL Insurance and FGL NY Insurance sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
The Dodd-Frank Act
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, its competitors or those entities with which FGL does business, including, but not limited to:

•	the establishment of federal regulatory authority over derivatives;

•	the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms;

•	the establishment of the Federal Insurance Office;

•	changes to the regulation of broker dealers and investment advisors;

•	changes to the regulation of reinsurance;

•	changes to regulations affecting the rights of shareholders;

•	the imposition of additional regulation over credit rating agencies;

•	the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and

•	the clearing of derivative contracts.
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, FGL’s competitors or those entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including, but not limited to:

•	placing FGL at a competitive disadvantage relative to its competition or other financial services entities;

•	changing the competitive landscape of the financial services sector or the insurance industry;

•	making it more expensive for FGL to conduct its business;

•	requiring the reallocation of significant company resources to government affairs;

•	increasing FGL’s legal and compliance related activities and the costs associated therewith; or

•	otherwise having a material adverse effect on the overall business climate as well as FGL’s financial condition and results of operations.
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGL Insurance and FGL NY Insurance remain unclear.
ERISA
FGL may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers with respect to the assets of such plans, and holds fiduciaries liable if they fail to satisfy fiduciary standards of conduct. Generally, FGL maintains policies and procedures that are intended to limit the circumstances under which FGL or any insurance subsidiary could be deemed a fiduciary with respect to plans covered by

ERISA and/or the Code, or to the extent that they may be deemed to have such fiduciary status, to ensure compliance with applicable requirements of ERISA and/or the Code.
In 1993, the U.S. Supreme Court issued an opinion in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank, holding that certain contractholder funds held by John Hancock Mutual Life Insurance Company in its general account under a participating group annuity contract were “plan assets”, and therefore, subject to ERISA’s fiduciary provisions. However, under Section 401(b)(2) of ERISA, if an insurance company issues a guaranteed benefit policy to a plan, the assets of the plan are deemed to include the policy, but do not, solely by reason of the issuance of the policy, include any assets of the insurance company. Section 401(b)(2)(B) of ERISA defines the terms “guaranteed benefit policy” to mean an insurance policy or contract to the extent such policy or contract provides for benefits the amount of which is guaranteed by the insurer. FGL and its insurance subsidiaries intend that their annuity contracts and life insurance policies qualify as guaranteed benefit policies as defined by Section 401(b)(2)(B) as further interpreted by court decisions and the Department of Labor.
 Available Information
FGL has filed with the SEC a registration statement on Form S-1 and upon the completion of its initial public offering will become subject to the information and periodic reporting requirements of the Exchange Act and will accordingly, be required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. These document, when filed, will be made available free of charge on or through FGL’s website at http://home.fglife.com/investors as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission.
The information on FGL’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI or FGL makes with the Commission and FGL’s reports are not and shall not be deemed to be part of this report. You may read and copy any materials FGL files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website that contains FGL’s registration statement and other information at www.sec.gov.
Front Street
Front Street, a Cayman Island holding company and subsidiary of HGI, holds all of the equity of Front Street Re Ltd., a Bermuda company (“Front Street Bermuda”) and Front Street Cayman. Front Street Bermuda is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. Front Street Cayman was formed in the Cayman Islands and on October 24, 2012 received from the Cayman Islands Monetary Authority a license to carry on business as an Unrestricted Class “B” Insurer that permits Front Street Cayman to conduct offshore direct and reinsurance business. Front Street and Front Street Cayman intend to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.
Front Street Bermuda intends to focus on life and annuity reinsurance products including:

•	reinsurance solutions that improve the financial position of its clients by increasing their capital base and reducing leverage ratios through the assumption of life and fixed annuity reserves; and

•
providing clients with exit strategies for discontinued lines, closed blocks of in-force life and fixed annuity business in run-off, or life and fixed annuity lines of business not providing a good fit for a company’s growth strategies. With Front Street Bermuda’s ability to manage these contracts, its clients will be able to concentrate their efforts and resources on core strategies.

On December 31, 2012, FGL Insurance entered into the Cayman Reinsurance Agreement with Front Street Cayman. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsures approximately 10%, or approximately $1.5 billion of FGL’s policy liabilities. This agreement meets the risk transfer requirements to qualify as reinsurance under GAAP. Under the terms of the agreement, Front Street paid FGL an initial ceding allowance of $15.0 million.
Additionally, in connection with the Cayman Reinsurance Agreement, on December 31, 2012, Five Island, FGL Insurance and Front Street Cayman entered into the IMA. Pursuant to the IMA, Five Island manages a portion of the assets securing Front Street Caymans’ reinsurance obligations under the Cayman Reinsurance Agreement, which assets are held by FGL Insurance in a segregated funds withheld account and are invested in accordance with FGL’s existing guidelines.

Salus
Salus, a subsidiary of HGI, is a direct originator of secured asset-based loans to the middle market across a variety of industries. Salus commenced operations in December 2011 and finances loan commitments that typically range from $5 to $50 million with the ability to lead and agent larger transactions. The Salus platform may also serve as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and/or hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. The Salus loans are funded through capital commitments from Salus equity, funds committed by FGL and FSR as participants and funds committed by Salus’ CLO. As of September 30, 2013, Salus has funded loans totaling $560.4 million aggregate principal amount outstanding on a consolidated basis. Salus and Salus Capital Partners II, LLC, a subsidiary of Salus, are registered as investment advisers with the SEC, and as such files reports with the SEC. Interested parties may review such filings by visiting the SEC’s website.
For detailed information about revenues, operating income and total assets of Salus, which currently comprises our “Financial Services segment,” see Part I. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements beginning on page F-1 in this report.
Products
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. As of September 30, 2013, none of these loans were delinquent.
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
In February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation (“CLO”) vehicle providing for the issuance of up to $250.0 million in collateralized obligations, initially funded with $175.5 million of the asset-backed loans that Salus had originated through that date. In September 2013 Salus announced the closing of an additional $300.0 million note issuance by the CLO, bringing the aggregate amount of notes issued by the CLO to $550.0 million. In connection with this transaction, Salus and its affiliates funded the CLO with an additional $167.0 million contribution from its portfolio of asset-backed loans.
The EXCO/HGI JV
HGI Energy, a Delaware limited liability company and subsidiary of HGI, conducts its operations through its ownership interest in EXCO/HGI JV. EXCO/HGI JV is a joint venture formed on February 14, 2013 by HGI Energy and EXCO Resources, Inc. (“EXCO Parent”) for the purpose of owning, operating, acquiring, exploiting and developing conventional oil and natural gas assets in the United States.
HGI Energy owns a 73.5% limited partnership interest in the Energy Partnership and a 50% interest in the Energy General Partner and EXCO Holding MLP, Inc., a Texas corporation (“EXCO Holding”), owns a 24.5% limited partnership interest in the Energy Partnership and a 50% interest in the Energy General Partner. The Energy General Partner owns a 2% general partner interest in the Energy Partnership and all of the incentive distribution rights in the Energy Partnership.
For a glossary of selected oil and natural gas terms, see “-Glossary of selected oil and natural gas terms.”
Acquisition from EXCO
On February 14, 2013, HGI Energy closed the transactions (the “Closing”) contemplated by that certain Unit Purchase and Contribution Agreement (as amended, the “Purchase Agreement”), dated as of November 5, 2012, by and among EXCO Parent, EXCO Operating Company, LP, a Delaware limited partnership (“EOC”), EXCO/HGI JV Assets, LLC, a Delaware limited liability company (“MLP LLC”), and HGI Energy. Concurrently with the Closing, the parties to the Purchase Agreement entered into an amendment to the Purchase Agreement pursuant to which, among other things, the HGI Energy waived the requirement to obtain certain consents prior to the Closing and designated the parties rights with respect to certain assets.
In connection with the Closing, EXCO Parent and HGI Energy formed the Energy General Partner and the Energy Partnership, and MLP LLC became the wholly-owned subsidiary of the Energy Partnership. At the Closing, the Energy Partnership acquired, effective in economic terms as of July 1, 2012, from EXCO certain conventional oil, gas and mineral leases and wells located in shallow depths in the Permian Basin in West Texas and in East Texas/North Louisiana and certain contracts, easements, permits and rights-of-way, tangible assets, data and records, in each case, relating to such oil and gas properties (the “EXCO Contributed Properties”).
The EXCO Contributed Properties were acquired for $725.0 million of total consideration, subject to certain customary closing adjustments of $30.5 million, or a net purchase price of $694.5 million. At the Closing, HGI Energy contributed approximately $349.8 million in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date of the Purchase Agreement) to the EXCO/HGI JV and EXCO and EOC contributed $694.5 million of net assets in exchange for cash of $574.8 million, and retained an interest of $119.1 million in the EXCO/HGI JV. The cash payment to EXCO was funded through a combination of $348.3 million of cash from HGI Energy's contribution and $225.0 million of indebtedness borrowed by a subsidiary of the Energy Partnership under a new credit agreement (the “Partnership Credit Facility”). In connection with the Closing, HGI Energy received approximately $100 million in loans from certain subsidiaries of HGI.
Limited Partnership Agreement
In connection with the Closing, the Energy General Partner and EXCO Holding MLP, Inc., a Texas corporation (“EXCO Holding”), entered into that certain Amended and Restated Agreement of Limited Partnership of Energy Partnership (the “Partnership Agreement”).
Limited Liability Company Agreement
In connection with the Closing, HGI Energy and EXCO Holding entered into that certain Amended and Restated Limited Liability Company Agreement of the Energy General Partner (the “LLC Agreement”). The Energy General Partner is the sole general partner of the Energy Partnership. The Energy General Partner is managed by the Board of Directors of the Energy General Partner (the “EXCO/HGI Board”). The EXCO/HGI Board consists of two members designated by HGI Energy and two members designated by EXCO Holding. Under the LLC Agreement, certain material actions of the Energy General Partner, the Energy Partnership and their subsidiaries will require the approval of at least one HGI Energy appointee to the EXCO/HGI Board and at least one EXCO Holding appointee to the EXCO/HGI Board.
Pursuant to the LLC Agreement, and subject to the terms and conditions thereof, each of EXCO Parent and certain of its affiliates and HGI and certain of its affiliates are required to present certain business opportunities to the EXCO/HGI JV.
Administrative Services and Operating Agreements
In connection with the Closing, (i) each of EXCO and EOC entered into a separate operating agreement with MLP LLC pursuant to which EXCO and EOC will continue to operate the EXCO Contributed Properties, as a contract operator (the “EXCO/HGI Operating Agreements”), and (ii) EXCO, the Energy General Partner and the Energy Partnership entered into an administrative services agreement (the “EXCO/HGI Services Agreement”), pursuant to which EXCO will continue to provide certain services to the Energy Partnership, including land, engineering, marketing, accounting, environmental and other administrative support services.
Acquisition from BG Production
On March 5, 2013, MLP LLC and EXCO Parent, closed (the “BG Closing”) the transactions contemplated by that certain Purchase and Sale Agreement (the “BG PSA”), dated as of February 14, 2013, by and among EOC (which assigned its rights and obligations under the BG PSA to MLP LLC pursuant to an assignment and assumption agreement), and BG US Production Company, LLC, a Delaware limited liability company (“BG Production”). Concurrently with the BG Closing, MLP LLC and BG Production entered into the First Amendment to Purchase and Sale Agreement (the “BG PSA Amendment”), pursuant to which, among other things, the parties agreed to amend the date by which MLP LLC was required to prepare and submit to BG Production the preliminary settlement statement.
At the BG Closing, MLP LLC acquired from BG Production certain conventional oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana, including and above the Cotton Valley formation from BG Production (such assets, together with the EXCO Contributed Properties, the “Partnership Properties”) for $130.9 million, after customary preliminary closing adjustments. The economic effective date of the transactions was January 1, 2013 and the properties acquired by MLP LLC from BG Production represented an incremental working interest in the EXCO Contributed Properties. MLP LLC funded BG PSA acquisition using borrowings under the Partnership Credit Facility.
Side Letter Agreement
In connection with the BG Closing, effective February 14, 2013, EXCO Parent, MLP LLC, the Energy General Partner and the Energy Partnership entered into a side letter agreement, pursuant to which EOC made certain incremental representations and warranties and agreed to certain covenants and indemnities in respect of the properties acquired by MLP LLC from BG Production. In addition, this side letter modified certain limitations on indemnification by EXCO Parent set forth in the Purchase Agreement.
The Partnership Credit Facility
As of November 25, 2013, the Partnership Credit Facility had approximately $470 million borrowing base and unused borrowing capacity of $122.5 million. The borrowing base will be re-determined semi-annually, with MLP LLC and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The next borrowing base redetermination for the Energy Partnership Credit Agreement is scheduled for the fourth quarter of calendar year 2013 and could result in a reduction to the borrowing base. The maturity date of the Partnership Credit Facility is February 14, 2018. Borrowings under the Partnership Credit Facility bear interest at the borrower's option at either an alternative base rate or an adjusted LIBO rate plus in either case based on the borrowing base usage and ranging from 0.75% to 1.75% for alterative base rate and 1.75% to 2.75% for LIBO rate, with such spread being, as of November 25, 2013, 1.5% for alternative base rate and 2.5% for LIBO rate. Borrowings are guaranteed by Energy Partnership and Vernon Gathering, LLC, a Delaware limited liability company and wholly owned subsidiary of the borrower, and are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value (as defined in the Partnership Credit Facility) in the oil and natural gas properties covered by the borrowing base. None of HGI, HGI Energy, EXCO Parent, EOC or EXCO Holding is a guarantor of, or otherwise provides credit support for, the Partnership Credit Facility.
The Energy Partnership may declare and pay cash dividends to the holders of its equity interests to the extent of Available Cash (as defined in the Limited Partnership Agreement and the LLC Agreement) provided that, as of each payment date and after giving effect to the dividend payment date, (i) no default exists, (ii) borrowing base usage is not greater than ninety percent (90%), and (iii) the Energy Partnership is in compliance with the financial covenants set forth in the Partnership Credit Facility. The financial covenants in the Partnership Credit Facility require that Energy Partnership (i) maintain a consolidated current ratio (as defined in the Partnership Credit Facility) of at least 1.0 to 1.0 as of the end of any fiscal quarter ending on or after March 31, 2013; and (ii) not permit the consolidated leverage ratio (as defined in the Partnership Credit Facility), determined as of the end of any fiscal quarter ending on or after March 31, 2013 to be greater than 4.50 to 1.00, with certain exceptions.
For detailed information about revenues, operating income and total assets of EXCO/HGI JV which currently comprises our “Energy segment,” see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements beginning on page F-1 in this report.
Business Strategies
EXCO/HGI JV’s primary business objective is to over time generate stable cash flows and grow its asset base through acquisitions from a variety of sources, including third parties, EXCO Parent and HGI. To achieve its objective, the management of EXCO/HGI JV intends to execute the following business strategies:

•
Grow asset base through acquisitions. EXCO/HGI JV intends to opportunistically acquire oil and natural gas reserves from a variety of sources, including third parties, EXCO Parent and HGI. It is expected that the acquisition focus will be on assets and/or companies that own mature properties with long-lived, predictable production profiles, modest capital requirements and substantial reserve exploitation potential.

•
Maintain a stable production profile. EXCO/HGI JV intends to pursue drilling of its proved undeveloped inventory and to perform cost-reducing and production enhancement operations to maintain its production on a cost effective basis.

•
Commodity Hedging. The EXCO/HGI JV intends to use oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. Management of the EXCO/HGI JV believes that these oil and natural gas derivative contracts may allow the EXCO/HGI JV to mitigate the impact of price fluctuations and achieve a more predictable cash flow from the EXCO/HGI JV’s operations.

•
MLP Structure. While the EXCO/HGI JV is a private joint venture, its structure is consistent with publicly-traded master limited partnerships, giving the EXCO/HGI JV a higher degree of financing and growth optionality, including potentially accessing public equity and debt markets.

Competition
EXCO/HGI JV believes that strategic relationships with EXCO Parent and HGI will enhance its ability to grow its production, expand its proved reserves base and increase its ability to over time generate stable cash flows and grow its asset base. EXCO Parent is an oil and natural gas company, with operations in Texas, North Louisiana and Appalachia. HGI is a diversified holding company, with $27.9 billion in assets on a consolidated basis and substantial experience in acquisitions and investments in a variety of industries. EXCO/HGI JV believes that EXCO Parent’s and HGI’s assets, scale, experience and market depth should provide the EXCO/HGI JV with an advantage relative to certain of its competitors in sourcing accretive acquisitions and growing EXCO/HGI JV’s asset base.

EXCO/HGI JV operates in a highly competitive environment for acquiring properties and securing qualified personnel. Many of its competitors possess and employ substantially greater financial, technical and personnel resources, which can be particularly important in the areas in which EXCO/HGI JV operates. As a result, competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than the financial or personnel resources of the EXCO/HGI JV permit. Furthermore, EXCO/HGI JV’s ability to acquire additional properties and to find and develop reserves will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.
EXCO/HGI JV is also affected by competition for drilling rigs, completion rigs, workover rigs, completion services and the availability of related equipment. In past years, the United States onshore oil and natural gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and caused significant increases in the prices for this equipment and personnel. The management of EXCO/HGI JV is unable to predict when, or if, such shortages may occur or how they would affect its development and exploitation programs.
Partnership Properties Oil and Natural Gas Reserves
The following table summarizes the Energy Partnership's Proved Reserves as of September 30, 2013. This information was prepared in accordance with the rules and regulations of the SEC.

As of September 30,
2013
Oil (Mbbls)
Developed	3,107
Undeveloped	317
Total	3,424
Natural Gas Liquids (Mmcf) (1)
Developed	4,799
Undeveloped	931
Total	5,730
Natural Gas (Mmcf)
Developed	317,748
Undeveloped	4,670
Total	322,418
Natural Gas Equivalent Reserves (MBBL)
Developed	365,185
Undeveloped	12,157
Total	377,342
PV-10 (in millions) (2)
Developed	318.8
Undeveloped	4.3
Total	323.1
Standardized Measure (in millions) (3)	323.1

(1)	The prices for NGLs were computed using the average of realized prices for the trailing 12 months.

(2)
The PV-10 is based on the following average spot prices, in each case adjusted for historical differentials. Prices presented in the table below are the trailing 12 month simple average spot price at the first of the month for natural gas at Henry Hub and West Texas Intermediate crude oil at Cushing, Oklahoma.

	Average spot prices
	Natural gas (per Mmbtu)	Oil (per Bbl)	Natural gas liquid (per Bbl)
September 30, 2013	$3.60	$95.04	$38.64
The EXCO/HGI JV believes that PV-10, while not a financial measure in accordance with GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions due to tax characteristics, which can differ significantly, among comparable companies. The total Standardized Measure, a measure recognized under GAAP, as of September 30, 2013 was $302.3 million. The Standardized

Measure is calculated in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification 932, Extractive Activities, Oil and Gas (“ASC 932”). The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us. We do not designate our derivative financial instruments as hedges and accordingly, do not include the impact of derivative financial instruments when computing the Standardized Measure.
Changes in the EXCO/HGI JV’s Proved Reserves for the period from inception to September 30, 2013 were positively impacted by an increase in the trailing 12 month natural gas prices from $2.86 per Mmbtu as of February 14, 2013 to $3.60 per Mmbtu as of September 30, 2013. The acquisition of shallow Cotton Valley assets from BG Production resulted in an addition of 71.7 Bcfe to the EXCO/HGI JV’s Proved Reserves. These increases were partially offset by downward revisions in Proved Reserves as a result of recent performance and modifications to the EXCO/HGI JV’s development plans which extended the development beyond a five-year horizon. These downward revisions were primarily associated with the EXCO/HGI JV’s properties in the Permian basin.
The management of the EXCO/HGI JV has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows, qualified professional engineering and geological personnel with specific reservoir experience and investment in on-going education with emphasis on emerging technologies. The EXCO/HGI JV also retains an outside independent engineering firm to prepare estimates of Proved Reserves.
The estimates of Proved Reserves and future net cash flows as of September 30, 2013 have been prepared by Lee Keeling and Associates, Inc. (“Lee Keeling”). Lee Keeling is an independent petroleum engineering firm that performs a variety of reserve engineering and valuation assessments for public and private companies, financial institutions and institutional investors. The EXCO/HGI JV's internal technical employees responsible for reserve estimates and interaction with its independent engineers include corporate officers with petroleum and other engineering degrees, professional certifications and industry experience similar to those of our independent engineering firms. The estimates of future plugging and abandonment costs necessary to compute PV-10 and Standardized Measure were computed internally.
Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's extensive visits, collection of any and all required geological, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and current capital costs. The EXCO/HGI JV also makes assumptions relating to availability of funds and timing of capital expenditures for development of its Proved Undeveloped Reserves. These reports should not be construed as the current market value of the EXCO/HGI JV Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, no assurance can be provided that the Proved Reserves will ultimately be realized. The EXCO/HGI JV’s actual results could differ materially. See “Note 28. Supplemental information relating to oil and natural gas producing activities (unaudited)” of the notes to our consolidated financial statements for additional information regarding our oil and natural gas reserves and the Standardized Measure.
Lee Keeling also examined the EXCO/HGI JV’s estimates with respect to reserve categorization, using the definitions for Proved Reserves set forth in SEC Regulation S-X Rule 4-10(a) and SEC staff interpretations and guidance. In preparing an estimate of the EXCO/HGI JV’s Proved Reserves and future net cash flows attributable to its interests, Lee Keeling did not independently verify the accuracy and completeness of information and data furnished by the EXCO/HGI JV with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its examination anything came to the attention of Lee Keeling which brought into question the validity or sufficiency of any such information or data, Lee Keeling did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. Lee Keeling determined that their estimates of Proved Reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of Proved Reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.
Management's discussion and analysis of oil and natural gas reserves
The following discussion and analysis of the EXCO/HGI JV’s proved oil and natural gas reserves and changes in its Proved Reserves is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted the EXCO/HGI JV’s estimate of Proved Reserves as of September 30, 2013 and changes in its Proved Reserves during the period from inception to September 30, 2013. This discussion and analysis HGI Finance team to check references. should be read in conjunction with “Note 28. Supplemental information relating to oil and natural gas producing activities (unaudited)” and in Item 1A. “Risk Factors-Risks Related to EXCO/HGI JV” addressing the uncertainties inherent in the estimation of oil and natural gas reserves elsewhere in this report.

The following table summarizes the changes in the EXCO/HGI JV’s Proved Reserves from February 14, 2013 to September 30, 2013.

	Oil (Mbbls)	Natural gas (Mmcf)	Natural gas liquids (Mbbls)	Equivalent natural gas (Mmcfe)
Proved Developed Reserves	3,107	317,748	4,799	365,180
Proved Undeveloped Reserves	317	4,670	931	12,157
Total Proved Reserves	3,424	322,418	5,730	377,337
The changes in reserves for the year are as follows:
Inception	—	—	—	—
Purchase of reserves in place	3,940	331,592	7,353	399,350
Discoveries and extensions	188	4,416	753	10,066
Revisions of previous estimates:
Reclassification to unproved reserves (1)	(125)	(5,094)	(816)	(10,734)
Changes in price	(125)	13,116	(135)	11,556
Other factors	(172)	(7,042)	(1,127)	(14,843)
Sales of reserves in place	—	—	—	—
Production	(282)	(14,571)	(299)	(18,062)
September 30, 2013	3,424	322,417	5,729	377,337

(1)
Represents Proved Undeveloped Reserves reclassified to unproved pursuant to the five year development rule established by the SEC. This reclassification was a result of decisions not to commit development capital in the current commodity price environment. While these locations previously qualified as Proved Undeveloped Reserves as they directly offset a proved location, the EXCO/HGI JV’s current planned capital programs do not support development at this time.

Current year oil and natural gas production
Total oil and natural gas production for the period from inception to September 30, 2013 was 18.1 Bcfe, which consisted of 14.3 Bcfe from the East Texas/North Louisiana region and 3.8 Bcfe from the Permian Basin. The production of the Energy Partnership includes 3.8 Bcfe as a result of the acquisition of the Cotton Valley assets from BG Production on March 5, 2013.

New discoveries and extensions
Proved Reserves additions from discoveries and extensions during the period from inception to September 30, 2013 were 10.1 Bcfe. These discoveries and extensions were a result of the EXCO/HGI JV’s developmental activities in the Permian Basin.
Revisions of previous estimates
In addition to 10.7 Bcfe of proved reserves that were classified to an unproved category due to scheduling, downward revisions due to other factors were 14.8 Bcfe primarily due to recent performance results in the Permian Basin. These downward revisions were partially offset by net upward revisions due to change in price of 11.6 Bcfe, which reflects an increase in the price of natural gas during the period from inception to September 30, 2013.
Proved Undeveloped Reserves
The following table summarizes the changes in the EXCO/HGI JV’s Proved Undeveloped Reserves, all of which are expected to be developed within five years, for the period from inception to September 30, 2013:

Mmcfe
Purchases of Proved Undeveloped reserves in place	20,350
New discoveries and extensions (1)	6,772
Proved Undeveloped Reserves transferred to developed (2)	(177)
Proved Undeveloped Reserves transferred to unproved (3)	(10,734)
Other revisions of previous estimates of Proved Undeveloped Reserves (4)	(4,054)
Proved Undeveloped Reserves at September 30, 2013	12,157

(1)	All of the discoveries and extensions of Proved Undeveloped Reserves during the period from inception to September 30, 2013 occurred in the Permian region.

(2)
Proved Undeveloped Reserves transferred to Proved Developed Reserves in Fiscal 2013 were primarily in the Permian region. Capital costs incurred to convert Proved Undeveloped Reserves to Proved Developed Reserves were $2.7 million.

(3)
Represents Proved Undeveloped Reserves reclassified to unproved pursuant to the five year development rule established by the SEC. This reclassification was a result of modifications to the EXCO/HGI JV’s development program based on recent performance and the current commodity price environment. While these locations qualify as Proved Undeveloped Reserves as they directly offset a proved location, the EXCO/HGI JV’s current planned capital programs do not support development at this time.

(4)	The net downward revisions are due primarily to updated production profiles based on recent performance as well as changes in prices and costs.
Production, sales prices and production costs
The following table sets forth our production, sales prices and production costs:

($ in millions, except for volumes and unit sales prices)	September 30, 2013
Oil
Revenue	$26.8
Production sold (Mbbls)	283
Average sales price (per Bbl)	$94.63
Natural Gas Liquids
Revenue	$11.4
Production sold (Mbbls)	300
Average sales price (per Bbl)	$38.11
Natural Gas
Revenue	$52.0
Production sold (Mmcf)	14,570
Average sales price (per Mcf)	3.57
Cost and Expenses
Average production cost per Mcfe (excluding severance and ad valorem taxes)	$1.5
General and administrative expenses per Mcfe	0.27
Depreciation, depletion and amortization per Mcfe	1.72

The following table provides additional information related to our proportionate share of the Vernon, Holly and Permian fields, each of which exceeded 15% of our total Proved Reserves as of September 30, 2013.

	For the period from inception to September 30, 2013
	Permian Area	Vernon Field	Holly Field
Oil production sold (Mbbls)	217	2	10
NGL production sold (Mbbls)	224	n/a	75
Natural gas production sold (Mmcf)	1,120	7,482	3,178
Average price Oil (per Bbl)	$93.89	$95.15	$95.42
Average price NGL (per Bbl)	36.41	n/a	43.52
Average price Gas (per Mmcf)	3.31	3.56	3.41
Average price per Mcfe	8.57	3.58	9.85
Average production cost per Mcfe (excluding severance and ad valorem taxes)	1.71	1.03	1.64

Interest in productive wells
The following table quantifies information regarding productive wells (wells that are currently producing oil or natural gas or are capable of production), including temporarily shut-in wells. The number of total gross oil and natural gas wells excludes any multiple completions. Gross wells refer to the total number of physical wells in which the EXCO/HGI JV holds a working interest, regardless of its percentage working interest. A net well is not a physical well, but is a concept that reflects the actual total working interests the EXCO/HGI JV holds in all wells. The EXCO/HGI JV computes the number of net wells by totaling the percentage interests it holds in all of its gross wells.

	At September 30, 2013
	Gross wells (1)			Net wells
Areas	Oil	Natural gas	Total	Oil	Natural gas	Total

East Texas/North Louisiana	53	960	1,013	37.8	593.8	631.6
Permian and other	399	49	448	281.2	34.7	315.9
Total	452	1,009	1,461	319	629	948

(1)	As of September 30, 2013, the EXCO/HGI JV held interests in 9 gross wells with multiple completions.
As of September 30, 2013, the EXCO/HGI JV was the operator of 1,355 gross (935.3 net) wells, which represented approximately 99% of its proved developed producing reserves.
Drilling activities
The drilling activities of the EXCO/HGI JV have been primarily focused on developmental wells in the Permian region. The following tables summarize its approximate gross and net interests in the wells it drilled during the periods indicated and refer to the number of wells completed during the period, regardless of when drilling was initiated. At September 30, 2013, the EXCO/HGI JV had no wells being drilled and no wells being completed or awaiting completion.

	Development wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Period from inception to September 30, 2013	15	1	16.0	9.9	0.7	10.6
Developed and undeveloped acreage
Developed acreage includes those acres spaced or assignable to producing wells. Undeveloped acreage represents those acres that do not currently have completed wells capable of producing commercial quantities of oil or natural gas, regardless of whether the acreage contains Proved Reserves. The definitions of gross acres and net acres conform to how the EXCO/HGI JV determines gross wells and net wells.

The following table sets forth the EXCO/HGI JV’s developed and undeveloped acreage.

	At September 30, 2013
	Developed		Undeveloped
Area	Gross	Net	Gross	Net
East Texas/North Louisiana	139,620	90,422	8,027	4,175
Permian and other	27,041	18,441	1,697	1,315
Total	166,661	108,863	9,724	5,490
The primary terms of the EXCO/HGI JV’s oil and natural gas leases expire at various dates. Much of its undeveloped acreage is held-by-production, which means that these leases are active as long as the EXCO/HGI JV produce oil or natural gas from the acreage or complies with certain lease terms. Upon ceasing production, these leases will expire. The EXCO/HGI JV had 379, 1,802 and 176 net acres with leases expiring in 2013, 2014 and 2015, respectively.
The held-by-production acreage in many cases represents potential additional drilling opportunities through down-spacing and drilling of proved undeveloped and unproved locations in the same formation(s) already producing, as well as other non-producing formations, in a given oil or natural gas field without the necessity of purchasing additional leases or producing properties.
Seasonal Nature of Business
Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price the EXCO/HGI JV receives for its natural gas production. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.
Management of the Energy General Partner
The Energy General Partner is the sole general partner of the Energy Partnership. The Energy General Partner is managed by the EXCO/HGI Board, which consists of two members designated by HGI Energy and two members designated by EXCO Holding. Under the terms of the LLC Agreement certain material actions of the Energy General Partner, the Energy Partnership and their subsidiaries will require the EXCO/HGI approval of at least one HGI Energy appointee to the EXCO/HGI Board and at least one EXCO Holding appointee to the EXCO/HGI Board.
Certain Business Opportunities
In addition, the Energy GP LLC Agreement requires each of EXCO Parent and certain of its affiliates (the “EXCO Group”) and HGI and certain of its affiliates (the “HGI Group”) to present certain business opportunities to the EXCO/HGI JV. If the EXCO Group or the HGI Group desires to purchase, acquire or otherwise obtain oil and gas properties meeting certain specified criteria, including that such oil and gas properties (a) are located onshore in the United States of America, (b) have proved developed reserves that comprise at least 65% of proved reserves and projected decline rates of 12.5% or less on an annualized basis in the three calendar years post-acquisition, (c) include undeveloped acreage that contributes less than 30% of the value of such oil and gas properties, (d) with respect to future development opportunities, substantially all of such future development opportunities could economically occur through drilling vertical wells, (e) are in the aggregate reasonably estimated to generate cash flow sufficient to cover the cost of future development and (f) are valued at an amount equal to or less than the aggregate amount of then-existing financing reasonably available to the EXCO/HGI JV (such properties collectively, the “EXCO/HGI JV Appropriate Oil and Gas Properties”), such group will be obligated to give notice of such potential acquisition to the EXCO/HGI JV, which must be delivered at least 40 days prior to the closing of the potential acquisition. For a period of 30 days after such notice and all information reasonably requested by the receiving party have been received, the EXCO/HGI JV will have an irrevocable right and option to agree to purchase all but not less than all of such EXCO/HGI JV Appropriate Oil and Gas Properties either (a) from the seller(s) of such EXCO/HGI JV Appropriate Oil and Gas Properties or (b) from the EXCO Group or the HGI Group, as applicable, following such group’s acquisition of such EXCO/HGI JV Appropriate Oil and Gas Properties, in each case, upon substantially the same terms and the same price as payable or paid by the EXCO Group or HGI Group, as applicable, for such EXCO/HGI JV Appropriate Oil and Gas Properties. If the EXCO Group or the HGI Group desires to sell, transfer or otherwise dispose of any EXCO/HGI JV Appropriate Oil and Gas Properties, such group will be obligated to give notice of such potential disposition to the EXCO/HGI JV, which must be delivered at least 40 days prior to the closing of the potential disposition. For a period of 30 days after such notice and all information reasonably requested by the receiving party have been received, the EXCO/HGI JV will have an irrevocable right and option to agree to purchase all but not less than all of such EXCO/HGI JV Appropriate Oil and Gas Properties from the EXCO Group or the HGI Group, as applicable, on substantially the same terms as those offered by the other potential purchaser and at a price no less than 2% higher than the price offered by such other potential purchaser. The provisions in the LLC Agreement governing business opportunities do not apply to package sales in which the EXCO/HGI JV Appropriate Oil and Gas Properties constitute less than 20% of the overall value of the transaction, sales of all or substantially all of HGI Energy’s or EXCO’s assets, or acquisitions of an entity in which EXCO/HGI JV Appropriate Oil and

Gas Properties constitute one-third or less of the value of such entity and will terminate upon the earliest to occur of (a) 12 months following either a change of control of EXCO Parent or a change of control of HGI Energy, (b) HGI Energy exercising, pursuant to the LLC Agreement, full special committee control rights relating to certain EXCO/HGI Board actions after a change of control of EXCO Parent, (c) EXCO Parent or its affiliates no longer serving as an operator of the EXCO Contributed Properties or (d) either (i) EXCO Holding no longer owning any Energy GP LLC Units, (ii) HGI Energy no longer owning any Energy GP LLC Units or (iii) HGI Energy transferring 25% or more of the outstanding Energy GP LLC Units to a competitor of the EXCO/HGI JV. The terms of the LLC Agreement, including the foregoing terms with respect to business opportunities, may be waived or amended at any time by the parties to the LLC Agreement.
Certain Appalachia Business Opportunities
Acquisitions and dispositions by EXCO of conventional oil and gas properties in New York, Ohio, Pennsylvania and West Virginia (“Appalachia Properties”) are subject to the provisions in the LLC Agreement governing business opportunities (described above), but such rights with respect to Appalachia Properties are further subject to the terms of that certain Appalachia Letter Agreement, by and among EXCO Parent, EOC, HGI Energy and HGI, dated as of November 5, 2012 (the “Appalachia Agreement”). Pursuant to the Appalachia Agreement, EXCO and its affiliates may acquire, without complying with the applicable provisions of the LLC Agreement, Appalachia Properties (a) that (i) are acquired primarily for the purpose of complementing EXCO’s existing portfolio of existing Appalachia Properties, (ii) are acquired by EXCO solely for its own account and (iii) will be operated by EXCO (or certain affiliates of EXCO) for its own account and (b) except as provided above or in any permitted disposition described below, for which EXCO will not provide any third party with any equity or equity-linked right to such acquired Appalachia Properties. Pursuant to the Appalachia Agreement, EXCO may dispose of or transfer, without complying with the applicable provisions of the LLC Agreement, Appalachia Properties (a) to entities for which the equity owners (i) are persons whose principal business is owning and operating oil and gas properties and (ii) received a significant portion of their equity interests in exchange for the contribution of assets and (b) to any person if after such disposition or transfer neither EXCO nor its affiliates will remain as operator or receive any general partnership or other promoted equity interest or significant control rights, provided that with respect to such disposition or transfers, subject to existing agreements with third parties, HGI shall have a right of first offer.
Environmental and Occupational Health and Safety Matters
General
EXCO/HGI JV’s operations are subject to stringent and complex federal, state and local laws and regulations governing aspects of occupational health and safety, environmental protection as well as the discharge of materials into the environment. Numerous governmental entities, including the EPA and analogous state entities have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) impose specific health and safety criteria addressing work protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of the EXCO/HGI JV’s operations.
These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage, transport, disposal and cleanup requirements for the oil and natural gas industry could have a material adverse effect on the financial position and results of operations of the EXCO/HGI JV. The EXCO/HGI JV may be unable to pass on such increased compliance costs to its customers. Moreover, accidental releases or spills may occur in the course of its operations, and there can be no assurance that the EXCO/HGI JV will not incur significant costs and liabilities as a result of such releases or spills, including third-party claims for damage to property, natural resources or persons. While management of the EXCO/HGI JV believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect the EXCO/HGI JV, there is no assurance that this current level of regulation will not become more onerous in the future.
The following is a summary of the more significant existing and proposed environmental and occupational health and safety laws and regulations, as amended from time to time, to which the business operations of the EXCO/HGI JV is or may be subject and for which compliance may have a material adverse impact on the EXCO/HGI JV’s capital expenditures, results of operations or financial position.

Hazardous Wastes and Substances. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states, including Texas and Louisiana, administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas, if properly handled, are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future, resulting in the imposition of relatively more stringent requirements. Any such change could result in an increase in the EXCO/HGI JV’s costs to manage and dispose of regulated wastes, which could have a material adverse effect on its results of operations and financial position. In the course of the EXCO/HGI JV’s operations, it generates ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws, impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA (and, in some instances, third parties) to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The EXCO/HGI JV generates materials in the course of its operations that may be regulated as hazardous substances.
In addition, the EXCO/HGI JV currently owns, leases, or operates properties that may have been used for oil and natural gas exploration and production activities. Such properties and the substances disposed or released on, under or from them (if any) may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the EXCO/HGI JV may be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.
Water Discharges and Subsurface Injections. The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in waters of the United States from vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect such waters. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.
The EXCO/HGI JV’s injection well facilities may be regulated under the Underground Injection Control (“UIC”), program established under the SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude all hydraulic fracturing activities other than those using diesel from the definition of underground injection. Congress has from time to time considered bills to repeal this exemption. Further, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Texas and Louisiana have each adopted regulations requiring drilling operators conducting hydraulic fracturing activities to publically disclose the chemicals that are used.
Air Emissions. The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions standards, construction and operating permit programs and the imposition of other compliance requirements. These laws and regulations may require the EXCO/HGI JV to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, the EXCO/HGI JV may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, on August 16, 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers and storage vessels. Compliance with these requirements could increase our costs of development and production, which costs could be significant.
Endangered Species Act Considerations. The Endangered Species Act (“ESA”) may impact the EXCO/HGI JV’s exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of the EXCO/HGI JV’s facilities may be located in areas that are designated as habitat for endangered or threatened species, the EXCO/HGI management believe that the EXCO/HGI JV is in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where the EXCO/HGI management wishes to conduct certain of the EXCO/HGI JV’s operations, such operations could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause the EXCO/HGI JV to incur increased costs arising from species protection measures or could result in limitations on the exploration and production activities of the EXCO/HGI JV that could have an adverse impact on its ability to develop and produce reserves.
Activities on Federal Lands. Oil and natural gas exploration and production activities on federal lands, including Indian lands and lands administered by the federal Bureau of Land Management (“BLM”), are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency may prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, the EXCO/HGI JV has minimal exploration and production activities on federal lands. Any exploration and production activities on federal lands requiring governmental permits are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are subject to protest, litigation or appeal, any or all of which may delay or halt projects.
Hydraulic Fracturing Regulation. Hydraulic fracturing is an important and common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. EXCO/HGI JV utilizes hydraulic fracturing in its drilling and completion programs depending on the applicable circumstances.
Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel and published draft permitting guidance in May 2012 regarding the process for obtaining a permit for hydraulic fracturing activities involving diesel, encouraging states such as Texas and Louisiana, where the EXCO/HGI JV conducts its operations, to consider using in connection with such activities. Also, in November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations.

In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states, including Texas and Louisiana, where the EXCO/HGI JV operates, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the EXCO/HGI JV operates, the EXCO/HGI JV could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities.
In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing, with the U.S. Department of the Interior releasing a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosures of information regarding the chemicals used in fracturing, advance approval for well stimulation activities, mechanical integrity testing of casing and monitoring of well stimulation operations but on January 18, 2013 announcing that a revised draft proposed rule would be issued in 2013. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.
To the knowledge of the management of EXCO/HGI JV, there have been no citations, suits, or contamination of potable drinking water arising from the EXCO/HGI JV’s hydraulic fracturing operations. The EXCO/HGI JV does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, it believes that its pollution liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.
Climate Change. Based on findings made by the EPA in December 2009 that emissions of GHGs, present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect the EXCO/HGI JV’s operations and restrict or delay its ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions on an annual basis, which may include a portion of the EXCO/HGI JV’s operations. The EXCO/HGI JV monitors its GHG emissions and believes that its monitoring activities are in substantial compliance with applicable reporting obligations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. It is currently not possible to predict the future cost or availability of allowances, but the purchase price of such allowances could increase significantly in any given year. If Congress undertakes comprehensive tax reform in the coming years, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the business of the EXCO/HGI JV, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment and operations of the EXCO/HGI JV could require the EXCO/HGI JV to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that is produced by the EXCO/HGI JV. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur in areas where the EXCO/HGI JV operates, they could have an adverse effect on the assets and operations of the EXCO/HGI JV.
Worker Safety and Health Considerations. The EXCO/HGI JV is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations, and similar state statutes and regulations require that the EXCO/HGI JV organize and/or disclose information about hazardous materials used or produced in its operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that the EXCO/HGI JV is in substantial compliance with all applicable laws and regulations relating to worker health and safety.
Other Regulation of the Oil and Natural Gas Industry
The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Additionally, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases the cost of the EXCO/HGI JV doing business and, consequently, affects its profitability, these burdens generally do not affect it any differently or to any greater or lesser extent than they affect other participants in the oil and natural gas industry with similar types, quantities and locations of production.
Legislation continues to be introduced in Congress, and the development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Accordingly, the operations of the EXCO/HGI JV may be subject to such laws and regulations.
Drilling and Production
The operations of the EXCO/HGI JV are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which the EXCO/HGI JV operates also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas the EXCO/HGI JV can produce from its wells or limit the number of wells or the locations at which it can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.
Natural Gas Regulation
The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale or resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The Federal Energy Regulatory Commission’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.
Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is not possible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of our properties. Sales of condensate and NGLs are not currently regulated and are made at market prices.
State Regulation. The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amount of natural gas that may be produced from the EXCO/HGI JV’s wells and to limit the number of wells or locations it can drill.
The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity.
Employees
The EXCO/HGI Board and the officers of the Energy General Partner will manage the operations and activities of the EXCO/HGI JV. However, as of September 30, 2013, the EXCO/HGI JV did not have any employees. Pursuant to EXCO/HGI Services Agreement and EXCO/HGI Operating Agreements, certain employees of EXCO dedicate substantially all or a portion of their time to the operation of the EXCO/HGI JV. None of these employees are represented by labor unions or covered by any collective bargaining agreement. To our knowledge, we believe that EXCO’s relations with these respective employees are satisfactory.

Glossary of selected oil and natural gas terms
The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and this Annual Report on Form 10-K.
Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil, NGLs or other liquid hydrocarbons.
Bcfe. One billion cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas. This ratio of Bbl to Mcf is commonly used in the oil and natural gas industry and represents the approximate energy equivalent of natural gas to oil or NGLs, and does not represent the sales price equivalency of natural gas to oil or NGLs. Currently the sales price of a Bbl or NGL is significantly higher than the sales price of six Mcf of natural gas.
Boe. A barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.
Completion. The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry hole, the reporting to the appropriate authority that the well has been abandoned.
Delineation. The process of placing a number of wells in various parts of a reservoir to determine its boundaries and production characteristics.
Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.
Development project. A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.
Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential. An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Exploitation. The continuing development of a known producing formation in a previously discovered field. To maximize the ultimate recovery of oil or natural gas from the field by development wells, secondary recovery equipment or other suitable processes and technology.
EUR. Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.
Formation. A succession of sedimentary beds that were deposited under the same general geologic conditions.
Fracture stimulation. A stimulation treatment routinely performed involving the injection of water, sand and chemicals under pressure to stimulate hydrocarbon production in low-permeability reservoirs.
Full cost pool. The full cost pool consists of all costs associated with property acquisition, exploration, and development activities for a company using the full cost method of accounting. Additionally, any internal costs that can be directly identified with acquisition, exploration and development activities are included. Any costs related to production, general corporate overhead or similar activities are not included.
Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.
Held-by-production. A provision in an oil, natural gas and mineral lease that perpetuates a company's right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or natural gas.
MBbl. One thousand stock tank barrels.
Mcf. One thousand cubic feet of natural gas.
Mcfe. One thousand cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas.
Mmbtu. One million British thermal units.
Mmcf. One million cubic feet of natural gas.
Mmcfe. One million cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas. This ratio of Bbl to Mcf is commonly used in the oil and natural gas industry and represents the approximate energy equivalent of natural gas to oil or NGLs, and does not represent the sales price equivalency of natural gas to oil or NGLs. Currently the sales price of a Bbl or NGL is significantly higher than the sales price of six Mcf of natural gas.
Mmmbtu. One billion British thermal units.
Net acres or net wells. Exists when the sum of fractional ownership interests owned in gross acres or gross wells equals one.
NYMEX. New York Mercantile Exchange.
NGLs. The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
Present value of estimated future net revenues or PV-10. The present value of estimated future net revenues is an estimate of future net revenues from a property at the date indicated, without giving effect to derivative financial instrument activities, after deducting production and ad valorem taxes, future capital costs, abandonment costs and operating expenses, but before deducting future income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating and capital costs at the date indicated, at its acquisition date, or as otherwise indicated.
Productive well. A productive well is a well that is not a dry well.
Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved developed reserves. These reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Proved reserves. Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.
Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
Proved undeveloped reserves. Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.
Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.
Realized price. The cash market price less all expected quality, transportation and demand adjustments.
Recompletion. An operation within an existing well bore to make the well produce oil and/or natural gas from a different, separately producible zone other than the zone from which the well had been producing.
Reasonable certainty. If deterministic methods are used to classify a reserve as proved, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to EUR with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.
Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
Resources. All quantities of petroleum naturally occurring on or within the earth's crust, discovered and undiscovered (recoverable and unrecoverable), plus those quantities already produced. It also includes all types of petroleum whether currently considered “conventional” or “unconventional.”
Shut-in well. A producing well that has been closed down temporarily for, among other things, economics, cleaning out, building up pressure, lack of a market or lack of equipment.
Spacing. The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.
Spot market Price. The cash market price without reduction for expected quality, transportation and demand adjustments.
Spud. To start the well drilling process.
Standardized Measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows are estimated by applying the simple average of the spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for price differentials, to the estimated future production of year-end Proved Reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.
Undeveloped acreage. Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains Proved Reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct activities on the property and a share of production.
Workovers. Operations on a producing well to restore or increase production.
WTI. A light, sweet blend of oil produced from fields in western Texas.

Item 1A.     Risk Factors
The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating the business of the Company and its subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together which all of the other information presented herein, in evaluating the business of the Company and its subsidiaries. These risk factors may be amended, supplemented or superseded from time to time in future filings and reports that we file with the SEC in the future.
Risks Related to HGI
We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.
As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2013, excluding cash, equivalents and short-term investments held by FGL and Spectrum Brands, we had approximately $301.2 million in cash, cash equivalents and short-term investments, which includes $43.1 million held by our wholly-owned subsidiary, HGI Funding. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The board of directors of our subsidiaries may consider a range of factors and consider their stockholders constituencies (including public shareholders) as a whole when making decisions about dividends. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited.
As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. The terms of Spectrum Brands’ indebtedness may limit its ability to pay dividends to us. See “- Risks Related to Spectrum Brands - SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness” and “-Risks Related to Spectrum Brands - Restrictive covenants in SBI’s Senior Secured Facilities and the 2020 Indenture may restrict SBI’s ability to pursue its business strategies.”
FGL is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable FGL to meet its obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries. See Part I, Item 1. “Business - Our Operating Subsidiaries - FGL - Regulation - Financial Regulation - Dividend and Other Distribution Payment Limitations” in this report. See “-Risks Related to FGL-The indenture governing the FGH Notes imposes significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.” In addition, if FGL’s initial public offering is completed, our proportion of any dividends paid by FGL will be proportionally reduced to match our ownership interest in FGL.
Additionally, the terms of EXCO/HGI JV’s indebtedness may adversely affect its cash flow and may limit its ability to pay distributions to us. See “-Risks Related to EXCO/HGI JV-The EXCO/HGI JV has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.”
Furthermore, these restrictions on our subsidiaries to pay dividends may limit our ability to incur additional indebtedness or refinance our existing indebtedness in the future as well. Our ability to refinance our indebtedness will depend on our ability to generate future cash flow, and we are dependent on our subsidiaries’ ability to pay dividends or pay distributions to us.

We may not be successful in identifying and consummating any additional suitable acquisition or business opportunities.
The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other business opportunities. However, there is no assurance that we will be successful in identifying or consummating suitable acquisitions and attractive business opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do acquire other businesses, there is no assurance that we will be successful in enhancing our business or our financial condition. Any such acquisition or business may require a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other acquisition or business opportunities. The failure to identify or successfully integrate future acquisitions and business opportunities could have a material adverse effect on our results of operations and financial condition and our ability to service our debt.
We are dependent on certain key personnel; Harbinger Capital and certain key personnel exercise significant influence over us and our business activities; and the business activities, legal matters and other matters that affect Harbinger Capital and certain of our key personnel could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Thomas A. Williams, the Chairman of our board and our Chief Executive Officer, our President and one of our directors and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Mr. Falcone, Mr. Asali and Mr. Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the HCP Stockholders. Accordingly, Mr. Falcone may exert significant influence over matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other significant transactions. The loss of Mr. Falcone, Mr. Asali or Mr. Williams or other key personnel, or limitations on their involvement in our business, could have a material adverse effect on our business or operating results.
On September 18, 2013, the United States District Court for the Southern District of New York entered a final Judgment (the “Final Judgment”) approving a settlement between the Commission and Harbinger Capital, Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Philip Falcone (collectively, the “HCP Parties”), in connection with two civil actions previously filed against the HCP Parties by the SEC. One civil action alleged that Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Philip Falcone violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleged that Harbinger Capital and Mr. Falcone violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, none of the SEC's actions were brought against our Company or any of our subsidiaries and the subject matter of those actions did not include any conduct involving, by, or on behalf of our Company or any of our subsidiaries.
The Final Judgment bars and enjoins Mr. Falcone for a period of five years (after which he may seek to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization” (as those terms are defined under the federal securities laws, collectively, the “Specified Entities”). Under the Final Judgment, Mr. Falcone may continue to own and control HGI and serve as our Chief Executive Officer, as a director and as Chairman of our board. However, during the period of the bar, Mr. Falcone’s activities at certain subsidiaries of HGI that are Specified Entities may be limited, and, in light of Mr. Falcone's role with our Company, our Company and our subsidiaries may be limited in their ability to make certain acquisitions of Specified Entities. A copy of the Final Judgment is available on the SEC’s website.
During the period of the bar, Mr. Falcone may remain associated with Harbinger Capital and certain other Harbinger Capital-related entities, provided that, during such time, Mr. Falcone’s association will be limited as set forth in the Final Judgment. The HCP Parties must take all actions reasonably necessary to expeditiously satisfy all redemption requests of investors in the Harbinger Capital-related funds, which may include the orderly disposition of Harbinger Capital-related fund assets. In addition, during the bar period, the HCP Parties and certain Harbinger Capital-related entities may not raise new capital or make capital calls from existing investors. The Final Judgment requires the HCP Parties to pay disgorgement, prejudgment interest, and civil penalties totaling approximately $18 million. In addition, certain of the activities of the HCP Parties at the Harbinger Capital-related funds will be subject to the oversight of an independent monitor for two years.
Additionally, on October 7, 2013, HGI, FGL NY Insurance, FGL and Mr. Falcone delivered a commitment to the NYDFS (the “NYDFS Commitment”) pursuant to which Mr. Falcone agreed for a period of up to seven years that he will not, directly or indirectly, individually or through any person or entity, exercise control (within the meaning of Insurance Law § 1501(a)(2)) over FGL NY Insurance or any other New York-licensed insurer. In connection with the NYDFS Commitment, neither Mr. Falcone nor any employee of Harbinger Capital, may (i) serve as a director or officer of FGL or (ii) be involved in making investment decisions for FGL’s portfolio of assets or any funds withheld account supporting credit for reinsurance for FGL. The NYDFS Commitment provides that: (i) Mr. Falcone may continue to own any direct or indirect interest in HGI and serve as an officer or director of HGI and (ii) HGI may continue to own any direct or indirect interest in FGL NY Insurance and any other New York-licensed insurer. Any other activities related solely to FGL (other than FGL NY Insurance) are not prohibited and HGI executives (other than Mr. Falcone) may continue to serve on FGL’s Board of Directors. In addition, in connection with its re-domestication to Iowa, on October 7, 2013, FGL Insurance agreed to the conditions set by the Iowa Insurance Commissioner (together with the NYDFS Commitment, the “Commitments”) that neither Mr. Falcone nor any employees of Harbinger Capital may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the IID lift this restriction after five years) and neither Mr. Falcone nor Harbinger Capital will be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years. While neither Mr. Falcone nor any employee of Harbinger Capital is a director or officer of FGL and FGL does not expect either the Final Judgement or the Commitments to have a direct material impact on FGL’s business and operations, FGL also cannot be certain of what impact on its license or operations it could experience if the parties to the Commitments do not perform to the satisfaction of NYDFS or IID. In addtion, there can be no assurance that HGI’sand its subsidiaries’ businesses and operations will not suffer indirect consequences in dealing with third parties and regulators as a result of the publicity and the facts surrounding the foregoing matters and our affilaition with the HCP Parties.
Mr. Falcone's and Harbinger Capital's reputation and access to acquisition candidates is important to the execution of our business strategy. While we expect that Mr. Falcone will devote a portion of his time to our business, he currently is not required to commit his full time to our affairs and may allocate his time between our operations and his other commitments in his discretion. In addition, the legal matters described above may limit Mr. Falcone’s involvement with certain of our subsidiaries and their business affairs, may require Mr. Falcone to devote a substantial amount of his time to such legal matters and may influence his decisions with respect to his and Harbinger Capital’s investment in us, each of which could have a negative effect on our business. See “-Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HGI securities could adversely affect our financial results and liquidity”.
We and our subsidiaries may not be able to attract and retain skilled people.
Our success and our subsidiaries’ success depends, in large part, on our and their ability to attract new personnel, retain and motivate our and their existing employees, and continue to compensate personnel competitively. Competition for the best personnel in most activities we engage in and engaged in by our subsidiaries can be intense and we may not be able to hire these people or to retain them. Additionally, our subsidiaries are both highly dependent on the continuing efforts of their senior management team and other key personnel. Our subsidiaries’ business, financial condition and results of operations could be materially adversely affected if they lose any of these persons and are unable to attract and retain qualified replacements.
Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. Additionally, our subsidiaries also operate in highly competitive industries, limiting their ability to gain or maintain their positions in their respective industries.
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
Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well. Spectrum Brands participates in very competitive markets and may not be able to compete successfully. See “-Risks Related to Spectrum Brands-Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market shares and sales.” FGL also operates in a highly competitive industry, see “-Risks Related to FGL’s Business-FGL operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect FGL’s business, financial condition and results of operations.”

Additionally, Salus’ markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Salus has a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, hedge funds, insurance companies, mortgage companies, investment companies, including business development companies, manufacturers and vendors.
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
We are a diversified holding company that owns interests in a number of different businesses. In the future we may acquire other businesses or make other acquisitions, such as the HHI Business and the EXCO/HGI JV, that involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt and make dividend payments on our outstanding shares of preferred stock may be adversely impacted depending specific risks applicable to any business or company we acquire.
Any potential acquisition or investment in a foreign business or a company with significant foreign operations may subject us to additional risks.
Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as Spectrum Brands, subjects us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt. For risks related to Spectrum Brands, see “- Risks Related to Spectrum Brands” below.
Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We have formed the EXCO/HGI JV, and in the future we may make similar acquisitions or otherwise acquire businesses jointly with third parties. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such partner defaults on its guarantee obligation.
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
Covenants in the Indenture and the Certificates of Designation limit, and other future financing agreements may limit, our ability to operate our business.
The indenture governing our 7.875% Notes (the “Indenture”) and the Certificates of Designation contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business. The Indenture requires us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Indenture, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens or engage in sale and leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	make certain restricted payments;

•	sell assets;

•	engage in transactions with affiliates, except on an arms-length basis; or

•	consolidate or merge with, or sell substantially all of our assets to, another person.
The Certificates of Designation provide the holders of our preferred stock with consent and voting rights with respect to certain of the matters referred to above and certain corporate governance rights.
These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, a default under one of our subsidiaries’ financing agreements may cause a default on our debt and our other financing arrangements.
Spectrum Brands’ and FGL’s stock are pledged as collateral under our 7.875% Notes, and foreclosure on a sufficient number of Spectrum Brands stock or FGL stock pledged as collateral would constitute a change of control under certain of SBI’s debt documents or FGL’s debt documents, as applicable. Upon a change of control, SBI or FGL, as applicable, is required to offer to repurchase their notes at a price equal to 101% of the principal amount of their notes plus accrued interest. In the event holders of SBI’s notes or FGH Notes exercised remedies in connection with a default, their claims to SBI’s or FGH’s assets, respectively, would have priority over the holders of our 7.875% Notes.
Financing covenants could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness and preferred stock. As of September 30, 2013, our total outstanding indebtedness and preferred stock (excluding the indebtedness of our subsidiaries) was $1.3 billion. As of September 30, 2013, the total liabilities of Spectrum Brands were approximately $4.7 billion, including trade payables. As of September 30, 2013, the total liabilities of FGL were approximately $21.3 billion, including approximately $15.2 billion in annuity contractholder funds, approximately $3.6 billion in future policy benefits and approximately 300.0 million of indebtedness under the FGL Notes. As of September 30, 2013, the total liabilities of HGI Asset Management Holdings, LLC were approximately $0.4 million and were approximately $504.7 million when consolidated with Salus and Five Island. As of September 30, 2013, the total liabilities of the HGI Energy were $431.6 million. Our directly held subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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

•
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
Subject to the limitations set forth in the Indenture and the Certificates of Designation, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We expect to incur substantial additional financial obligations to enable us to consummate future acquisitions and investment opportunities. These obligations could result in:

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
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 22, 2013, we have 142,382,566 shares of our common stock outstanding, and we have issued and outstanding 394,240 shares of preferred stock which are convertible into approximately 61,985,780 shares of our common stock. The holders of our preferred stock have certain rights that are senior to those afforded to the holders of our common stock. In addition, we have reserved 17,000,000 shares of common stock pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”).
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

•
could cause a change in control of our company if a substantial number of shares of our common stock is issued and/or if the purchase price of the preferred stock accretes, which may affect, among other things, our ability to use our net operating loss carryforwards (if any); and cause a “change in control” under the Indenture or Certificates of Designation.

See “-Future sales of substantial amounts of our common stock may adversely affect our market price.”
We have made and may continue to make significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of our company portfolio.
We have made and may continue to make significant investments in publicly traded companies, both as long-term acquisition targets and, to a limited extent, as shorter-term investments.
We will either consolidate our investments and subsidiaries or report such investments under the equity method of accounting. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our common stock and on the value of the assets we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.
We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future which will reduce the amount of our available cash and could adversely affect our financial results and liquidity.
We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions including, our investment in the EXCO/HGI JV and Spectrum Brands’ acquisition of the HHI Business, in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.
Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HGI securities could adversely affect our financial results and liquidity.
The HCP Stockholders and CF Turul LLC, an affiliate of funds managed by Fortress Investment Group LLC or its affiliates (“CF Turul”), beneficially own a significant portion of our outstanding common stock. Because of this, such persons may exercise significant influence over our business and affairs, including over matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions. This influence and actual control may have the effect of discouraging offers to acquire HGI because any such transaction would likely require the consent of the HCP Stockholders and CF Turul.
Since a significant portion of our common stock is owned by the HCP Stockholders. The HCP Stockholders and their affiliates may include other vehicles that are invested in opportunities similar to those targeted by us. Our directors and officers who are affiliated with the HCP Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for us. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our amended and restated certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries.
Matters not directly related to us can nevertheless affect Harbinger Capital’s and CF Turul’s respective decisions to maintain, decrease or increase its investment in us.
For instance, based on its filings with the SEC, we understand that the Master Fund, one of the HCP Stockholders, has pledged approximately 45.7 million shares of HGI common stock that it owns, together with securities of other issuers, to secure its portfolio financing and granted to the pledgee the right to purchase an aggregate of up to approximately 7.7 million shares of HGI common stock that the Master Fund owns. See also “-Future sales of substantial amounts of our common stock may adversely affect our market price” below.

The sale or other disposition of a certain portion of our voting stock could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ equity awards and other obligations and/or allow certain counterparties to terminate their agreements. Among other things, such a change of control could result in a “change of control” under the Certificates of Designation and our 7.875% Notes, requiring us to offer to repurchase our 7.875% Notes or to redeem our preferred stock from the holders thereof. No assurance can be provided that upon the occurrence of such an event, the Company will be able to obtain the required waivers, repay its indebtedness or secure alternative arrangements.
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
In the course of their other business activities, certain of our officers and directors may become aware of investment and acquisition opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Such officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Certain of our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. For instance, Mr. Falcone may be required to present investment opportunities to the HCP Stockholders. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that such officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. Although the HCP Stockholders have agreed, pursuant to the terms of a letter agreement with certain holders of our preferred stock and subject to certain exceptions, to present to us certain business opportunities in the consumer product, insurance and financial products, agriculture, power generation and water and mineral resources industries, we cannot assure you that the terms of this agreement will be enforced because we are not a party to this agreement and have no ability to enforce its terms.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us.
Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. Even if a stockholder vote is required for any of our future acquisitions, under our amended and restated certificate of incorporation and our bylaws, allow our stockholder to approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.
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

•
special meetings of our stockholders may be called only by the Chairman of our Board or by our Corporate Secretary upon delivery of a written request executed by three directors (or, if there are fewer than three directors in office at that time, by all incumbent directors);

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
In addition, our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined) or that may otherwise have the effect of preventing or delaying a change of control of our company. The term “Interested Stockholder” excludes Harbinger Holdings LLC (“Harbinger Holdings”) and any affiliates, including the HCP Stockholders and any other entity controlled or managed, directly or indirectly, by Philip A. Falcone. Also, under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of HGI, FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring: the disposition or seizure of those securities by the relevant insurance regulator, prohibiting the voting of those securities and other actions determined by the relevant insurance regulator. After January 1, 2014, such investors will need to obtain approval to divest of their controlling interest.
The nature of certain of our assets are volatile and their value may fluctuate or change over short periods of time.
We are a holding company and as such, hold, directly or indirectly, various securities and debt instruments. Investments in such securities and debt instruments involves significant risk, including the risk of partial or total loss of value of such investments, particularly in light of uncertain domestic and global political, credit and financial market conditions. Any such loss may have a material adverse effect on our and our subsidiaries’ liquidity and results of operations, and can adversely affect our and our subsidiaries’ ability to service our debt and carry out our business strategy.
In addition, some of our subsidiaries are privately-held companies and some of our assets are illiquid securities, the fair value of which are not readily determinable. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of securities of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over time and may differ materially from the values that would have been obtained if an active market existed for these securities.
We may need to increase the size of our organization, and may experience difficulties in managing growth.
At HGI, the parent company, we do not have significant operating assets and only have a limited number of employees. In connection with the completion of any future acquisitions, we may be required to hire additional personnel and enhance our information technology systems. Any future growth may increase our corporate operating costs and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.
Our ability to dispose of securities and debt interests may be limited by restrictive stockholder agreements, by the federal securities laws and by other regulations or market conditions.
When we acquire securities or debt instruments directly or indirectly through subsidiaries, we acquire securities or debt instruments that are illiquid and, when we acquire less than 100% of the equity interests of a company, we may be subject to restrictive terms of agreements with other equityholders. In addition, we may hold, and may in the future hold, securities and debt instruments that are not registered under the Securities Act and/or, as is the case with respect to the shares of Spectrum Brands and FGL that we own, restricted securities under the Securities Act. Our ability to sell such securities and debt instruments could be limited by market conditions and the illiquid nature of such securities and debt instruments and could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, (iii) another applicable exemption under the Securities Act or (iv) approval of certain regulators. We hold, and may in the future hold, large amounts of the securities or debt instruments of a particular issuer, which may limit our ability to sell such securities or debt instruments on economically attractive terms or at all. The inability to sell such securities or debt instruments when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt and our ability to carry out our business strategy.

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
As of September 30, 2013, HGI and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $303 million and $1,515 million, respectively, that, if unused, will expire through year 2033. HGI and Spectrum Brands had state and local NOL carryforwards of approximately $454 million and $1,551 million, respectively, at September 30, 2013, that if unused, will expire through year 2033. As of September 30, 2013, HGI had approximately $36 million of U.S. Federal capital loss carryforwards, that, if unused, will expire through year 2018; and Spectrum Brands had foreign loss carryforwards of approximately $111 million, which will expire beginning in 2014. As of September 30, 2013, FGL had U.S. Federal NOL carryforwards of approximately $93 million that, if unused, will expire in years 2026 through 2033 and had capital loss carryforwards of approximately $350 million that, if unused, will expire through year 2018. In addition, any future subsidiary that HGI or its subsidiaries may acquire may also have significant Federal, state, local and foreign NOL carryforwards. Both HGI and Spectrum Brands have established full valuation allowances for these deferred tax assets, and FGL has established a partial valuation allowance, based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.
The ability of HGI and its subsidiaries, including Spectrum Brands, FGL and any future subsidiary, to utilize their NOL and other tax carryforwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration. Additionally, the ability of HGI and its subsidiaries (including Spectrum Brands, FGL and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. HGI and its subsidiaries (including Spectrum Brands and FGL) have experienced ownership changes that have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes. Future ownership changes, including transfers or dispositions of our stock by the HCP Stockholders or other stockholders and conversions or redemptions of our preferred stock, could, depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, HGI and/or its subsidiaries (including Spectrum Brands, FGL and any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carryforwards. Such limitations could have a material adverse effect on HGI and/or its subsidiaries’ results of operations, cash flows or financial condition.

We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.
Section 541 of the Code, subjects a corporation that is a “personal holding company” (“PHC”) to a 20% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a deduction for federal income taxes and a modification of the usual net operating loss deduction. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a PHC if: (i) at least 60% of its adjusted ordinary gross income is PHC Income; and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year.
We did not incur a PHC tax for the 2009 through 2013 fiscal years, because we had a sufficiently large tax net operating losses for each year, and our life insurance companies are exempt from the PHC tax. However, if the HCP Stockholders and their affiliates hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we could be a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income, as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which could materially and adversely impact our financial position, results of operations, cash flows and liquidity. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows.
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
In addition, we may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with GAAP or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity. We may incur significant additional costs in order to ensure that after such acquisition HGI continues to comply with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations. To the extent any of these newly acquired entities or any existing entities have deficiencies in its internal controls, it may impact our internal controls.
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
We and our subsidiaries may be adversely affected by further deterioration in economic conditions.
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
In 2011 and 2012, concern over sovereign debt in Greece, Spain, Italy and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our subsidiary Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our and each of our subsidiaries’ business, financial conditions and operating results. See “-Risks Related to Spectrum Brands -Spectrum Brands faces risks related to the current economic environment.” Also see “-Risks Related to FGL’s Business - Difficult conditions in the economy generally could adversely affect FGL’s business, operations and financial condition.”
Additionally, a slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects in particular on Salus’ business: a decrease in the demand for loans and other products and services offered by Salus; a decrease in net interest income derived from Salus’ lending activities; a decrease in the value of Salus’ assets, including the value of assets pledged as collateral by Salus’ borrowers; an impairment of certain intangible assets, such as goodwill; and an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to Salus. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on Salus’ loans.
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
The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and the performance of our subsidiaries and their competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Commission;

•	changes in general economic conditions;

•	actions of our historical equity investors, including sales of common stock by our the HCP Stockholders, our directors and our executive officers; and

•	actions by institutional investors trading in our stock.
In addition, the trading price of our common stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as Spectrum Brands, that are publicly traded.
Future sales of substantial amounts of our common stock may adversely affect our market price.
In connection with the our acquisition of a majority interest in Spectrum Brands (the “Spectrum Brands Acquisition”), we have granted registration rights to the HCP Stockholders and certain of their transferees under a registration rights agreement to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the HCP Stockholders and certain of their transferees have the right, subject to certain conditions, to require us to register the sale of their shares or their permitted transferees’ shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, the HCP Stockholders and their permitted transferees could cause the prevailing market price of our common stock to decline. On October 26, 2011, we filed the Form S-3 which registered the sale of up to 60,989,269 shares of our common stock from time to time in secondary offerings by the stockholders listed therein. On March 13, 2012, we filed a separate Form S-3, which registered a maximum aggregate offering price of $75 million composed of our common stock, preferred stock, warrants and units to be issued from time to time in primary offerings. In addition, we expect to register a number of shares of our common stock from time to time in secondary offerings by the HCP Stockholders and their permitted transferees. Furthermore, the shares of our common stock owned by the HCP Stockholders may also be sold in the public market under Rule 144 of the Securities Act. The holders of our outstanding preferred stock have certain rights to convert their preferred stock into an aggregate amount of 61,987,262 shares of our common stock. If these rights are exercised in full, it might also adversely affect the market price of our common stock.
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
The average daily trading volume in our stock during the twelve month periods ended September 30, 2012 and September 30, 2013 was approximately 106,000 and 304,025 shares, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our common stock or the prices at which holders may be able to sell our common stock and the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.
From time to time we may be subject to litigation for which we may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations.
We and our subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary or routine litigation incidental to our or their current or prior businesses or not material to our consolidated financial position or liquidity. There can be no assurance that we will prevail in any litigation in which we or our subsidiaries may become involved, or that our or their insurance coverage will be adequate to cover any potential losses. To the extent that we or our subsidiaries sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected. See Part I. Item 3. “Legal Proceedings.”
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
Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.
HGI is the successor to Zapata Corporation, which was a holding company engaged through its subsidiaries in a number of business activities. The activities of our predecessor company and its subsidiaries may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us and our subsidiaries. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources. In addition, throughout our history, our predecessor company entered into numerous transactions relating to the sale, disposal or spinoff of its partially and wholly owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. See Part I. Item 3. “Legal Proceedings.”
Risks Related to Spectrum Brands
Spectrum Brands is a parent company and its primary source of cash is and will be distributions from its subsidiaries.
Spectrum Brands is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries, including SBI. Spectrum Brands conducts most of its business operations through its subsidiaries. Accordingly, Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands’ and SBI’s subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands’ and SBI’s subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, SBI’s senior credit facilities, the indentures governing its notes and other agreements limit or prohibit certain payments of dividends or other distributions to Spectrum Brands. Spectrum Brands expects that future credit facilities and financing arrangements of SBI will contain similar restrictions.
SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.
SBI has, and expects to continue to have, a significant amount of indebtedness. As of September 30, 2013, Spectrum Brands had total indebtedness under its term loans and asset based revolving facility (together, the “Senior Secured Facilities”), the 6.75% Senior Notes due 2020 (the “6.75% Notes”), 6.375% Senior Notes due 2020 (the “2020 Notes”), the 6.625% Senior

Notes due 2022 (the “2022 Notes”) and other debt of approximately $3.0 billion. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

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
Under the Senior Secured Facilities and the indentures governing SBI’s existing notes, SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.
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
SBI’s Senior Secured Facilities, the indenture governing the 6.75% Notes (the “2020 Indenture”) and the indenture governing the 2020 Notes and the 2022 Notes (the “2020/2022 Indenture”) each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. SBI’s Senior Secured Facilities, the 2020 Indenture and the 2020/2022 Indenture also contain customary events of default. These covenants, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, SBI’s Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under the SBI’s Senior Secured Facilities could terminate their commitments and the lenders under SBI’s Senior Secured Facilities or the holders of SBI’s 6.75% Notes, 2020 Notes or 2022 Notes could accelerate repayment of its outstanding borrowings, and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If SBI is unable to repay outstanding borrowings when due, the lenders under SBI’s Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the its Senior Secured Facilities are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing SBI’s debt.
HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under certain of the agreements governing SBI’s debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HGI pursuant to the Indenture. Under the SBI Term Loans and SBI’s asset based revolving facility (“SBI ABL Facility”), a change of control is an event of default and, if a change of control were to occur, SBI would be required to get an amendment to these agreements to avoid a default. If SBI was unable to get such an amendment, the lenders could accelerate the maturity of each of the SBI Term Loans and the SBI ABL Facility. In addition, under the 2020 Indenture and the 2020/2022 Indenture, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If SBI was unable to make the change of control offer or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.
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
Concern over continuing high unemployment, stagnant economic performance and government debt levels in many European Union countries has caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect Spectrum Brands’ business, financial conditions and operating results.
Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market share and sales.
The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, its primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, its primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, its principal national competitors are Scotts Company, Central Garden & Pet and S.C. Johnson . Spectrum Brands’ principal national competitors within the small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In the hardware and home improvement industry, Spectrum Brands’ principal competitors are Schlage, a division of Ingersoll-Rand, Masco, Fortune Brands, Kohler and American Standard. In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of its product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of its operations.
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
On a consolidated basis, Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum Brand’s third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. As a result of this seasonality, Spectrum Brands’ inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.
Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 41% of Spectrum Brands’ net sales for Fiscal 2013 were to customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:

•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real and the Mexican Peso;

•	changes in the economic conditions or consumer preferences or demand for its products in these markets;

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
The principal raw materials used to produce Spectrum Brands’ products - including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) - are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2011, 2012 and 2013, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.
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
As of September 30, 2013, Spectrum Brands had U.S. federal and state net operating loss carryforwards of approximately $1,515 million and $1,551 million, respectively. These net operating loss carryforwards expire through years ending in 2033. As of September 30, 2013, Spectrum Brands’ management determined that it continues to be more likely than not that its U.S. net deferred tax asset, excluding certain indefinite-lived assets, will not be realized in the future and as such recorded a full valuation allowance to offset its net U.S. deferred tax asset, including its net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations.
As a consequence of the merger of Salton, Inc. and Applica Incorporated in December 2007 (which created Russell Hobbs), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ U.S. loss carryforwards is also subject to limitations imposed by Section 382 of the Code. Spectrum Brands expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and tax credit carryforwards is dependent upon both Russell Hobbs and

Spectrum Brands achieving profitable results in the future. The Russell Hobbs’ U.S. net operating loss carryforwards were subject to a full valuation allowance at September 30, 2013.
Spectrum Brands estimates that approximately $301 million of the SBI and Russell Hobbs U.S. federal net operating losses and $358 million of the SBI and Russell Hobbs state net operating losses would expire unused even if it generates sufficient income to otherwise use all its net operating losses, due to the limitation in Section 382 of the Code.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 18% of its consolidated net sales for Fiscal 2013. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During Fiscal 2013, approximately 41% of Spectrum Brands’ net sales and 55% of its operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.
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
Spectrum Brands purchases a number of its products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material adverse effect on its sales and gross margin. Furthermore, on October 11, 2011, the U.S. Senate approved a bill to impose sanctions against China for its currency valuation, although the future status of this bill is uncertain. If this bill or a similar bill is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on Spectrum Brands’ sales and gross margin.
Spectrum Brands’ international operations may expose it to risks related to compliance with the laws and regulations of foreign countries.
Spectrum Brands is subject to three EU Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment; Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as Spectrum Brands. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:

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

•
Spectrum Brands may face excess and obsolete inventory risk related to non-compliant inventory that it may hold for which there is reduced demand, and it may need to write down the carrying value of such inventories.

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
Risk of environmental liability is inherent in Spectrum Brands’ business. As a result, material environmental costs may arise in the future. In particular, it may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Spectrum Brands international operations may expose Spectrum Brands to risks related to compliance with the laws and regulations of foreign countries. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for Spectrum Brands’ products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made. Spectrum Brands may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although Spectrum Brands believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, it may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of its products are not safe, whether justified or not, could impair Spectrum Brands’ reputation, damage its brand names and have a material adverse effect on its business, financial condition and results of operations. In addition, Spectrum Brands relies on certain third party trademarks, brand names and logos which it does not have exclusive use of. Public perception that any such third party trademarks, brand names and logos used by Spectrum Brands are not safe, whether justified or not, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
If Spectrum Brands is unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, it may experience an increased risk of labor disruptions and its results of operations and financial condition may suffer.
Approximately 16% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are four collective bargaining agreements that will expire during the fiscal year ending September 30, 2014, which cover approximately 57% of the labor force under collective bargaining agreements, or approximately 9% of Spectrum Brands’ total labor force.

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
Spectrum Brands’ results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. GAAP requires that Spectrum Brands calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions Spectrum Brands used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, Spectrum Brands is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash Spectrum Brands would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended, or ERISA.
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
Spectrum Brands’ expects to incur one-time costs in connection with integrating the operations, products and personnel of Spectrum Brands and the HHI Business and TLM Residential Business acquired from Stanley Black & Decker into a combined company, in addition to costs related directly to completing the HHI Business acquisition described below. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.
In addition, Spectrum Brands expects to incur a number of non-recurring costs associated with combining our operations with those of the HHI Business. Additional unanticipated costs may yet be incurred as Spectrum Brands integrates its business with the HHI Business. Although Spectrum Brands expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Spectrum Brands’ operations with those of the HHI Business, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while Spectrum Brands expects to benefit from leveraging distribution channels and brand names across both companies, there can be no assurance Spectrum Brands will achieve such benefits.
Spectrum Brands may not realize the anticipated benefits of the Hardware Acquisition and may become responsible for certain liabilities.
The Hardware Acquisition involves the integration of two companies that have previously operated independently. The integration of Spectrum Brands’ operations with those of the HHI Business is expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which Spectrum Brands will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum Brands and the HHI Business have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on Spectrum Brands’ business.
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

Spectrum Brands is required to supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the Hardware Acquisition. Spectrum Brands’ provision of products and services under these agreements will require Spectrum Brands to dedicate resources of the HHI Business and TLM Residential Business and may result in liabilities to Spectrum Brands.
Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business and the TLM Residential Business that Spectrum Brands acquired or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the Hardware Acquisition at facilities operated by the HHI Business and the TLM Residential Business and maintained by Spectrum Brands pursuant to certain specifications. Spectrum Brands and Stanley Black & Decker have entered into supply agreements (each, a “Supply Agreement”), whereby Spectrum Brands provides Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This requires Spectrum Brands to dedicate resources of the HHI Business and the TLM Residential Business towards the provision of these products and services and may result in liabilities to it. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the Hardware Acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.
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
In connection with Spectrum Brands’ acquisition of the HHI Business, it received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing its products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted Spectrum Brands the right to use the “Stanley” and “Black & Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the Hardware Acquisition in connection with certain products and services. When Spectrum Brands’ right to use the Stanley Black & Decker trademarks, brand names and logos expires, it may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to its new brand, its reputation among its customers could be adversely affected, and its revenue and profitability could decline.
Risks Related to FGL’s Business
A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including FGL’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in FGL’s products, its ability to market its products, and its competitive position. Any downgrade or potential downgrade or other negative action by a ratings agency with respect to the financial strength ratings of FGL’s insurance subsidiaries could materially adversely affect FGL in many ways, including the following: reducing new sales of insurance products; adversely affecting relationships with distributors, IMOs and sales agents; increasing the number or amount of policy lapses or surrenders and withdrawals of funds; requiring a reduction in prices for FGL’s insurance products and services in order to remain competitive; adversely affecting FGL’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all; and requiring FGL to collateralize reserves, balances, or obligations under reinsurance and securitization agreements.
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control.

In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models and may do so in the future in ways that negatively impact the financial strength ratings of FGL’s insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of FGL would have additional adverse ratings consequences, which could have a material adverse effect on FGL’s results of operations, financial condition and liquidity. FGL may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause FGL’s business and operations to suffer. If the financial strength ratings of FGL’s insurance subsidiaries are downgraded, FGL anticipates that its sales of new policies will be adversely impacted and that FGL could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, FGL’s insurance subsidiaries may limit the amount of dividends that they would otherwise pay to FGL. In that regard, FGL may implement business strategies to improve the RBC ratio of FGL’s insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve FGL’s current rating. If FGL is unable to achieve this level, FGL may limit dividend payments from FGL Insurance to the extent necessary. FGL cannot guarantee these measures will be successful, and if FGL Insurance fails to maintain such a target RBC ratio, its financial strength rating could suffer. FGL cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect FGL’s financial condition and results of operations.
FGH is required to maintain minimum ratings as a matter of routine practice under FGH’s ISDA agreements. Under some ISDA agreements, FGH has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGH or the counterparty would be dependent on the market value of the underlying derivative contracts. FGH’s current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2013, the amount at risk for ISDA agreements that could be terminated based upon FGH’s current ratings was $221.8 million, which equals the fair value to FGH of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. Additionally, under certain insurance reserve financing arrangements, if FGH were to take certain actions without the counterparties consent, and such actions resulted in a specified financial strength ratings downgrade, FGH would be in default.
In certain transactions, FGH and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2013 and September 30, 2012, $72.0 million and $0 million, respectively, was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $149.8 million and $200.7 million at September 30, 2013 and September 30, 2012, respectively.
The amount of statutory capital that FGL’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of FGL’s control.
FGL’s insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate, and certain other risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, most of which are outside of FGL’s control, including, but not limited to, the following: the amount of statutory income or losses generated by FGL’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital FGL’s insurance subsidiaries must hold to support business growth, changes in reserve requirements applicable to FGL’s insurance subsidiaries, FGL’s ability to access capital markets to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, changes in the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates, credit market volatility, changes in consumer behavior, and changes to the RBC formulas and interpretation of the NAIC instructions with respect to RBC calculation methodologies. The financial strength ratings of FGL’s insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. Rating agencies may also implement changes to their internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital FGL’s insurance subsidiaries must hold in order to maintain their current ratings. In addition, rating agencies may downgrade the investments held in FGL’s portfolio, which could result in a reduction of FGL’s capital and surplus and its RBC ratio.

In extreme equity market declines, the amount of additional statutory reserves FGL’s insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the market value of the invested assets. This mismatch could result in a reduction of the capital, surplus, or RBC ratio of FGL’s insurance subsidiaries. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, FGL may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If FGL is unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
While the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, and this analysis of cash flow testing is altered by rising or falling interest rates and widening credit spreads.
The failure of any of FGL’s insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on FGL’s business, results of operations and financial condition. A decline in RBC ratios also limits the ability of an insurance subsidiary to make dividends or distributions to FGL and could be a factor in causing rating agencies to downgrade the insurer’s financial strength ratings, which could have a material adverse effect on FGL’s business, results of operations and financial condition.
FGL is highly regulated and subject to numerous legal restrictions and regulations.
FGL’s business is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of FGL’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareholders. At any given time, a number of financial or market conduct examinations, audits or inquiries of FGL and its insurance subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of FGL and its insurance subsidiaries that could, if determined adversely, have a material impact on FGL.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the MIA, is currently conducting its routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012, and the Vermont Department of Financial Regulation is conducting a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of nine ongoing market conduct examinations in various states, including a review by the NYDFS related to the possible unauthorized sale of insurance by FGL Insurance within the state of New York. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance will be subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
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
Recently FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The NYDFS issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states have enacted laws which will impose requirements on insurers to periodically compare their in-force life insurance and annuity policies against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. FGL has received notice of escheatment audits from several states. FGL has filed suit in federal court to challenge the audit policies of the California controller and the applicability of California’s unclaimed property laws to FGL generally. It is possible that these requirements would result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and administrative expenses. During Fiscal 2012, FGL established aggregate reserves of $13 million, net of reinsurance, to cover potential benefits payable resulting from this ongoing effort and to cover administrative and other expenses related to the audits. While FGL believes that it has established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified, the effects of which could be significant and could have a material adverse effect on FGL’s financial condition and results of operations.
Both the NAIC and certain state insurance regulators have in recent months announced intentions to review the trend of hedge fund and private equity acquisitions of life insurance and annuity companies. Such reviews are ongoing and preliminary and they may result in stricter regulatory scrutiny or additional regulatory restrictions that could be adverse to FGL’s ability to grow through acquisitions or to its business generally.
At the federal level, bills are routinely introduced in both chambers of the U.S. Congress which could affect insurance companies. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter for insurance companies or a federal presence in insurance regulation, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection, solvency regulation, employee benefit plan regulation and other matters. FGL cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect FGL or whether any effects will be material.
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, its competitors or those entities with which FGL does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity, and the clearing of derivative contracts. Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules and/or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, its competitors or the entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including but not limited to: placing FGL at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for FGL to conduct its business, requiring the reallocation of significant company resources to government affairs, increasing FGL’s legal and compliance-related activities and the costs associated therewith, or otherwise have a material adverse effect on the overall business climate as well as FGL’s financial condition and results of operations.
In recent years, the SEC and state securities regulators have questioned whether FIAs, such as those sold by FGL, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause FGL to seek additional marketing relationships for these products, any of which may impose significant restrictions on FGL’s ability to conduct operations as currently operated. On December 17, 2008, the Commission voted to approve Rule 151A, and apply federal securities oversight to FIAs issued on or after January 12, 2011. On July 12, 2010, however, the District of Columbia Circuit Court of Appeals vacated Rule 151A. In addition, under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. FGL believes that the types of FIAs FGL Insurance and FGL NY Insurance sell meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
FGL may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by ERISA. Severe penalties are imposed for breach of duties under ERISA.
Other types of regulation that could affect FGL include insurance company investment laws and regulations, state adopted statutory accounting principles, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against FGL, which could result, among other things, in suspension or revocation of FGL’s licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm FGL’s results of operations and financial condition. If FGL fails to address, or appear to fail to address, appropriately any of these matters, FGL’s reputation could be harmed and FGL could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against FGL or subject FGL to enforcement actions, fines and penalties. See Part I, Item 1. “Business - Our Operating Subsidiaries - FGL -Regulation” for further discussion of the impact of regulations on FGL’s business.
FGL cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on FGL if enacted into law. In addition, because FGL’s activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on FGL as compared to other more diversified insurance companies.
FGL’s reinsurers, including Wilton Re and Front Street, could fail to meet assumed obligations, increase their rates, or become subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations.
FGL, through its insurance subsidiaries, cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of liabilities were reinsured to Wilton Re in 2011 and Front Street in 2012. As of September 30, 2013, the amount recoverable from Wilton Re and Front Street was $1.5 billion and $1.4 billion, respectively. Given FGL’s significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on FGL’s financial position. (See Part I, Item 1. “Business - Our Operating Subsidiaries - FGL -Wilton Re Transaction” above). However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers, including its reinsurance arrangements with Wilton Re. The failure, insolvency, inability or unwillingness of Wilton Re or other reinsurers to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations.
FGL’s ability to compete is dependent on the availability of reinsurance or other substitute financing solutions, both of which could involve the use of reinsurance affiliates referred to generally as “captives.” Premium rates charged by FGL are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges FGL for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable on commercially reasonable terms or at all, if alternatives to reinsurance were not available to FGL, if the use of captives were materially restricted through regulation, including certain general proposals under consideration by the NAIC, or if a reinsurer should fail to meet its obligations, FGL’s business, financial condition and results of operations could be materially adversely affected.
If a reinsurer loses its accredited reinsurer status in any state where FGL is licensed to do business, or captives upon which FGL relies are disqualified from providing reserve relief, FGL will not be entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying assets in a qualifying trust or post qualifying letters of credit, and FGL would be required to establish additional reserves. Similarly, the credit for reinsurance taken by FGL’s insurance subsidiaries under offshore reinsurance agreements is, under certain conditions, dependent upon the offshore reinsurer’s ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying letters of credit issued by qualifying lending banks. The cost of letters of credit, when available, continues to be very expensive in the current economic environment. Loss of reserve credit by an insurance subsidiary would require it to establish additional reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on FGL’s profitability, results of operations and financial condition.
In recent years, access to reinsurance has become more costly for members of the insurance industry, including FGL. In addition, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market resulted in increased concentration of risk for insurers, including FGL. If the reinsurance market further contracts, FGL’s ability to continue to offer its products on terms favorable to it could be negatively impacted resulting in adverse consequences to FGL’s business, operations and financial condition.
In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, FGL’s business, financial condition and results of operations could be materially adversely affected. For example, one of FGL’s reinsurers, Scottish Re (U.S.), Inc., is currently operating under regulatory supervision.
FGL’s results of operations and financial condition depend on the accuracy of a broad range of its management’s assumptions and estimates.
FGL makes certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results. These assumptions and estimates are also used to estimate the amounts of value of business acquired (“VOBA”), policy liabilities and accruals, future earnings, and various components of FGL’s consolidated balance sheet. These assumptions are also used in making decisions crucial to the operation of FGL’s business, including the pricing of products and expense structures relating to products. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. FGL’s actual experiences, as well as changes in estimates, are used to prepare FGL’s consolidated statement of operations. To the extent FGL’s actual experience and changes in estimates differ from original estimates, FGL’s business, operations and financial condition may be materially adversely affected. FGL has minimal experience to date on policyholder behavior for its guaranteed minimum withdrawal benefit (“GMWB”) products, which it began issuing in 2008; as a result, future experience could lead to significant changes in FGL’s assumptions. If emerging experience deviates from FGL’s assumptions on GMWB utilization, such deviations could have a significant effect on FGL’s reserve levels and related results of operations.
The calculations FGL uses to estimate various components of its balance sheet and consolidated statement of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Furthermore, FGL uses third party consultants to prepare actuarial analyses of the financial and insurance products which it offers. The accuracy of these analyses is dependent upon the assumptions and estimates, discussed above, provided by management to the third parties, and by any limitations of the models used by the third parties. Accordingly, FGL’s results may be adversely affected from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
FGL’s financial condition or results of operations could be adversely impacted if its assumptions regarding the fair value and future performance of its investments differ from actual experience.
FGL makes assumptions regarding the fair value and expected future performance of its investments. Expectations that FGL’s investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. FGL has increased its non-agency RMBS holdings recently from $660.6 million at September 30, 2012 to $1,368.0 million at September 30, 2013. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on FGL’s holdings of these types of securities. This could lead to potential future other-than-temporary impairments within FGL’s portfolio of mortgage-backed and asset-backed securities. In addition, expectations that FGL’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of corporate securities in which FGL has invested will perform worse than current expectations. Such events may lead FGL to recognize potential future other-than-temporary impairments within its portfolio of corporate securities. FGL recorded other-than temporary impairment charges of approximately $2.9 million and $22.8 million for the Fiscal 2013 and Fiscal 2012, respectively. It is also possible that such unanticipated events would lead FGL to dispose of certain of those holdings and recognize the effects of any market movements in its financial statements. It is possible that actual values will differ from FGL’s assumptions. Such events could result in a material change in the value of FGL’s investments, business, operations and financial condition.

FGL could be forced to sell investments at a loss to cover policyholder withdrawals.
Certain products offered by FGL allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, FGL manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of FGL’s assets are relatively illiquid. There can be no assurance that withdrawal demands will match FGL’s estimation of withdrawal demands. As interest rates increase, FGL is exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGL to liquidate assets in an unrealized loss position. If FGL experiences unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms. If FGL is forced to dispose of assets at a loss or on unfavorable terms, it could have a material adverse effect on FGL’s business, financial condition and results of operations. Additionally, FGL may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.
Interest rate fluctuations could negatively affect FGL’s interest earnings and spread income, or otherwise impact its business.
Interest rates are subject to volatility and fluctuations. For the past several years interest rates have trended downwards to historically low levels. In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose FGL to the risk of not achieving sufficient return on its invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of FGL’s contracts. Both rising and declining interest rates can negatively affect FGL’s interest earnings and spread income (the difference between the returns FGL earns on its investments and the amounts it must credit to policyholders and contract holders). While FGL develops and maintains asset/liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect FGL’s business, financial condition and results of operations.
An extended period of declining interest rates or a prolonged period of low interest rates may also cause FGL to change its long-term view of the interest rates that FGL can earn on its investments. Such a change in FGL’s view would cause it to change the long-term interest rate that FGL assume in its calculation of insurance assets and liabilities under GAAP. This revision would result in increased reserves, accelerated amortization of DAC and VOBA and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
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
Changes in interest rates may also impact FGL’s business in other ways, including affecting the attractiveness of certain of FGL’s products. For example, lower interest rates may result in decreased sales of certain of FGL’s insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when FGL’s investments carry lower returns, and FGL could become unable to earn its desired level of spread income.
FGL’s expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads that may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period.
Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. During periods of increasing market interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of FGL’s investment portfolio which will decrease FGL’s accumulated other comprehensive income and shareholders’ equity, as shown by the recent rapid increase in interest rates in Fiscal 2013. FGL’s unrealized loss was $263.9 million as of September 30, 2013 compared to $30.6 million as of September 30, 2012. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of FGL’s products may be exposed to disintermediation risk. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on FGL’s business, financial condition and results of operations.
FGL’s investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
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
The value of FGL’s mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. FGL is also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities FGL owns may differ from its expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within FGL’s mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on FGL’s business, results of operations and financial condition.
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on FGL’s results of operations, financial condition, or cash flows through realized losses, other-than-temporary impairments, changes in unrealized loss positions, and increased demands on capital. As of September 30, 2013 and September 30, 2012, FGL had gross unrealized losses of $263.9 million and $30.6 million, respectively. In addition, FGL’s investment portfolio is concentrated in certain industries. As of September 30, 2013 and September 30, 2012, FGL’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $1,892.1 million and $2,000.4 million, or 11.7% and 12.0%, respectively, of the invested assets portfolio. FGL’s holdings in this industry include investments in 80 and 118 different issuers as of September 30, 2013 and September 30, 2012, respectively, with the top ten investments accounting for 41.8% and 36.1% of the total holdings in this industry as of September 30, 2013 and September 30, 2012, respectively. In addition, market volatility can make it difficult for FGL to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on FGL’s results of operations or financial condition.
FGL is exposed to credit loss in the event of nonperformance by its counterparties on call options. FGL seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that FGL will not suffer losses in the event of counterparty nonperformance. As of September 30, 2013 and September 30, 2012, $72.0 million and $0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $149.8 million and $200.7 million as of September 30, 2013 and September 30, 2012, respectively.
Equity market volatility could negatively impact FGL’s business.
Equity market volatility can negatively affect FGL’s revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in its products. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed hence materially and adversely impacting FGL’s results of operations and financial condition.
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
The annuity and life insurance products that FGL markets generally provide the policyholder with certain federal income or state tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the policyholder. Non-qualified annuities are annuities that are not sold to a qualified retirement plan. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.
From time to time, various tax law changes have been proposed that could have an adverse effect on FGL’s business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. Additionally, insurance products, including the tax favorable features of these products, generally must be approved by the insurance regulators in each state in which they are sold. This review could delay the introduction of new products or impact the features that provide for tax advantages and make such products less attractive to potential purchasers. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have a material adverse effect on FGL’s ability to sell non-qualified annuities.
FGL may be required to increase its valuation allowance against its deferred tax assets and may face restrictions on FGL’s ability to fully utilize such assets, which could materially adversely affect FGL’s capital position, business, operations and financial condition.
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
Based on FGL’s current assessment of future taxable income, including available tax planning opportunities, FGL anticipates that it is more likely than not that it will not generate sufficient taxable income to realize all of its deferred tax assets as to which FGL does not have a valuation allowance. If future events differ from FGL’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on FGL’s capital position, business, operations and financial condition.
Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.
FGL, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although FGL does not believe that the outcome of any such litigation or arbitration will have a material adverse effect on its financial condition or results of operations, FGL cannot predict such outcome, and a judgment against FGL could be substantial. More generally, FGL operates in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, FGL sells its products through IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Such lawsuits can result in substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
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

Many of FGL’s products and services are complex and are frequently sold through third-party intermediaries. In particular, FGL’s insurance businesses are reliant on these intermediaries to describe and explain their products to potential customers. The intentional or unintentional misrepresentation of FGL’s products and services in advertising materials or other external communications, or inappropriate activities by FGL’s personnel or an intermediary, could adversely affect FGL’s reputation and business prospects, as well as lead to potential regulatory actions or litigation.
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
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm FGL’s business.
FGL is highly dependent on automated and information technology systems to record and process its internal transactions and transactions involving its customers, as well as to calculate reserves, value-invested assets and complete certain other components of its GAAP and statutory financial statements. FGL could experience a failure of one of these systems, FGL’s employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or FGL’s employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, FGL’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. FGL may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/ telecommunications outages). All of these risks are also applicable where FGL relies on outside vendors, including Dell, to provide services to FGL and its customers. The failure of any one of these systems for any reason, or errors made by FGL’s employees or agents, could in each case cause significant interruptions to FGL’s operations, which could harm FGL’s reputation, adversely affect its internal control over financial reporting, or have a material adverse effect on FGL’s business, results of operations and financial condition.
FGL retains confidential information in its information technology systems and those of its business partners, and FGL relies on industry standard commercial technologies to maintain the security of those systems. Despite FGL’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. While FGL performs annual penetration tests and have adopted a number of measures to protect the security of customer and company data and have not experienced a successful cyberattack, there is no guaranty that such an attack will not occur or be successful in the future. Anyone who is able to circumvent FGL’s security measures and penetrate FGL’s information technology systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of FGL’s information technology systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage FGL’s reputation in the marketplace, deter people from purchasing FGL’s products, subject FGL to heightened regulatory scrutiny or significant civil and criminal liability and require FGL to incur significant technical, legal and other expenses.
In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, FGL’s information technology systems may be inaccessible to its employees, customers, or business partners for an extended period of time. Even if FGL’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if FGL’s data or systems are disabled or destroyed. Any such occurrence could materially adversely affect FGL’s business, operations and financial condition.
FGL’s insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
FGL’s insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support long-term capital requirements, FGL and its insurance subsidiaries may need to increase or maintain their statutory capital and surplus through financings, which could include debt, equity, financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources and HGI is not obligated, and may choose or be unable, to provide financing or make any capital contribution to FGL’s insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to

FGL or its insurance subsidiaries. If FGL’s insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could materially adversely affect FGL’s business, operations and financial condition.
New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact FGL.
FGL is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP such as the Commission, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The FASB has issued an exposure draft regarding accounting for insurance contracts proposing that life insurance liabilities be accounted for on a fair value approach. The FASB proposal also contains implications for systems data communications with stakeholders, internal controls processes and resources. FGL can give no assurance that future changes to GAAP will not have a negative impact on FGL. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in FGL’s consolidated financial statements.
In addition, FGL’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect FGL’s insurance subsidiaries. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. FGL cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect FGL. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. FGL cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of FGL and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. FGL can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on FGL.
FGL’s risk management policies and procedures could leave it exposed to unidentified or unanticipated risk, which could negatively affect its business or result in losses.
FGL has developed risk management policies and procedures and expects to continue to enhance these in the future. Nonetheless, FGL’s policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing FGL. Additional risks and uncertainties not currently known to FGL, or that it currently deems to be immaterial, may adversely affect FGL’s business, financial condition and/or operating results. FGL hedges its FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. In addition, FGL’s FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets.
Difficult conditions in the economy generally could adversely affect FGL’s business, operations and financial condition.
A general economic slowdown could adversely affect FGL in the form of changes in consumer behavior and pressure on FGL’s investment portfolios. Concerns over the continuation of the Federal Reserve’s stimulus plan, the slow economic recovery, the level of U.S. national debt, the European sovereign debt issues, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. FGL’s top five states for the distribution of FGL products are California, Texas, Florida, Pennsylvania and Michigan, and, as a result, any adverse economic developments in these states could have an adverse impact on FGL’s business. As a result of these and other concerns, consumer behavior could change, potentially resulting in decreased demand for FGL’s products and elevated levels of policy lapses, policy loans, withdrawals, and surrenders. FGL’s investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in FGL’s investment portfolio.
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
FGL also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. FGL may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages or FGL could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively, FGL could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on FGL’s business, results of operations, and financial condition.
FGL’s business could be interrupted or compromised if it experiences difficulties arising from outsourcing relationships.
In addition to services provided by third-party asset managers and actuarial consultants, FGL outsources the following functions to third-party service providers, and expects to continue to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) servicing of existing policies, (iv) information technology development and maintenance, (v) call centers and (vi) underwriting administration of life insurance applications. If FGL does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, FGL may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, FGL’s reliance on third-party service providers that it does not control does not relieve FGL of its responsibilities and requirements. Any failure or negligence by such third party service providers in carrying out their contractual duties may result in FGL becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain.
Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect FGL’s reputation and sales of its products.
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
FGL’s annuity products compete with fixed indexed, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. FGL’s insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.

Consolidation in the insurance industry and in distribution channels may result in increasing competitive pressures on FGL. Larger, potentially more efficient organizations may emerge from consolidation. In addition, some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets and greater ability to compete. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of FGL’s products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies, and other financial services companies with which FGL does business could also have an adverse effect on FGL’s business, operations and financial condition if they demand more favorable terms than FGL previously offered or if they elect not to continue to do business with FGL following consolidation or expansion.
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
FGL’s ability to maintain competitive policy expense costs is dependent upon the level of new sales and persistency of existing business.
FGL’s ability to maintain competitive policy expense costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher policy expense costs. FGL’s business plan includes expense reductions, but there can be no assurance that such reductions will be achieved.
In addition, lower persistency may result in higher or more rapid amortization of VOBA costs, which would result in higher unit costs and lower reported earnings. Although many of FGL’s products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized DAC and VOBA costs with respect to the insurance policy or annuity contract being surrendered.
There may be adverse consequences if the independent contractor status of FGL’s IMOs is successfully challenged.
FGL sells its products through a network of approximately 200 IMOs representing approximately 20,000 independent agents and managing general agents. These IMOs are currently treated by FGL as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of FGL’s IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation (or adopts regulations) or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or local tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.
The indenture governing the FGH Notes imposes significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.
The indenture governing the FGH Notes contains various restrictive covenants which limit, among other things, FGH’s ability to:

•	incur additional indebtedness;

•	pay dividends or certain other distributions on its capital stock other than as allowed under the indenture;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to FGH;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.
In addition, if FGL or FGH undergoes a “change of control” as defined in the indenture, each holder of the FGH Notes will have the right to require FGL to repurchase the FGH Notes at a price equal to 101% of the principal amount and any accrued but unpaid interest.
Furthermore, the indenture governing the FGH Notes also contains limitations on FGL’s ability to pay dividends to HGI. The FGH Notes indenture generally prohibits the payment of dividends except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of FGL adjusted for certain items (or less 100% of cumulative consolidated net income deficit) plus (b) 100% of the aggregate net cash proceeds and fair market value of other property from the sale of equity by FGL plus (c) 100% of debt converted or exchanged for equity of FGL with certain exclusions plus (d) 100% of the aggregate net cash proceeds and fair market value of other property from the disposition of restricted investments by FGL plus (e) 100% of the aggregate net cash proceeds and fair market value of other property from the sale of the stock of an unrestricted subsidiary plus (f) the value of FGL’s investment in an unrestricted subsidiary at the time such subsidiary becomes a restricted subsidiary, subject to certain other tests and certain exceptions.
As a result of these restrictions and their effect on FGL, FGL may be limited in how FGL conducts its business and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness FGL or its subsidiaries, may incur could include more restrictive covenants.
If FGL is unable to attract and retain national marketing organizations and independent agents, sales of FGL’s products may be reduced.
FGL distributes its annuity products through a variable cost distribution network which included approximately 200 IMOs and 20,000 independent agents as of September 30, 2013. FGL must attract and retain such marketers and agents to sell its products. Insurance companies compete vigorously for productive agents. FGL competes with other life insurance companies for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL does. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships FGL develops with them. FGL’s most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. As of September 30, 2013, FGL had 27 Power Partners that accounted for approximately 78% of FGL’s fiscal 2013 sales volume. While FGL has only lost three Power Partners in the last five years (two of which were terminated by FGL), there can be no guaranty that such relationships will continue in the future. If FGL is unable to attract and retain sufficient marketers and agents to sell its products, FGL’s ability to compete and FGL’s revenues would suffer.
FGL’s subsidiaries may not be able to generate sufficient cash to service all of their obligations and may be forced to take other actions to satisfy their obligations, which may not be successful.
FGL’s subsidiaries’ ability to make scheduled payments on or to refinance their debt obligations, including the FGH Notes, depends on their financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond their control. FGL’s subsidiaries may not be able to maintain a level of cash flows from operating activities sufficient to permit them to pay the principal, premium, if any, and interest on indebtedness.
If FGL’s subsidiaries’ cash flows and capital resources are insufficient to fund its subsidiaries’ obligations, FGL could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance indebtedness. FGL’s ability to restructure or refinance its subsidiaries’ debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of FGL’s subsidiaries’ debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict FGL’s business operations. The terms of existing and future debt instruments may restrict FGL from adopting some of these alternatives. In addition, any failure to make payments on outstanding obligations on a timely basis would likely result in a reduction of FGL’s ratings, which could harm FGL’s ability to conduct its business and to incur additional indebtedness. In the face of such substantial liquidity problems, FGL may be required to dispose of material assets or operations to meet its obligations. FGL may not be able to consummate those dispositions and these proceeds may not be adequate to meet any obligations then due.

Risks Related to Front Street’s and Five Island’s Business
There can be no assurance that Front Street and/or Five Island will be able to effectively implement their respective business strategy or that its business will be successful.
Front Street Bermuda is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. In addition, Front Street Cayman was formed in October 2012 in the Cayman Islands to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector. Pursuant to the IMA, Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Cayman Reinsurance Agreement, which assets are held by FGL Insurance in a segregated funds withheld account.
Other than the Cayman Reinsurance Agreement and the IMA, to date, neither Front Street nor Five Island have entered into any other reinsurance contracts or investment management agreements, respectively. There can be no assurance that Front Street and/or Five Island will be able to successfully enter into such agreements, that the execution of such agreements will be successful, or that Front Street and/or Five Island will be able to achieve their anticipated investment returns.
In order to operate their respective businesses, Front Street and Five Island will be subject to various regulatory requirements and a highly competitive landscape. In addition, Front Street and Five Island will be subject to many of the risks associated with an insurance business and managing of assets, including, among other things, any of the following which could negatively impact their ability to implement their respective business strategy successfully: (i) inability to successfully implement their investment strategy, especially with respect to riskier, below-investment grade securities, (ii) exposure to credit risk associated with brokers with whom they will conduct business, (iii) manage any future growth effectively, (iv) failure of the loss limitation methods that they employ to mitigate its loss exposure, (v) the ability to attract qualified personnel and the possible loss of key personnel, (vi) unfavorable changes in applicable laws or regulations, (vii) inability to gain or obtain market position, (viii) operational risks associated with, among other things, employee and contractor conduct, operational errors, system malfunctions and cyber-security incidents, (ix) exposure to litigation and (x) reputation of HGI and its management.
Moreover, Front Street’s and Front Street Cayman’s ability to pay dividends will depend on their performance and will be subject to regulatory limitations. In addition, Front Street’s ability to successfully implement its business strategy may be impacted by: (i) failure to accurately assess the risks associated with the businesses that they will reinsure, (ii) inability to provide collateral to ceding companies or otherwise comply with applicable insurance regulations, and (iii) failure to obtain desirable financial strength ratings or any subsequent downgrade or withdrawal of any of their financial strength ratings. To maintain capital for regulatory purposes or to maintain its ratings, we may be required to invest additional capital in Front Street.
Five Island has limited operating history. Accordingly, no assurance may be provided that Front Street and Five Island will be successful in managing their assets, achieving their investment objectives or that the value of their assets will not decline substantially.
Risks Related to Salus’ Business
Salus may not recover all amounts that are contractually owed to it by its borrowers.
Salus’ business strategy primarily includes the provision of secured asset-based loans to borrowers. Under this financing structure, the decision to lend is primarily based on the value of the borrower’s collateral, while the borrower’s creditworthiness is viewed a secondary source of repayment. Accordingly, the accuracy of the valuation and ability of Salus to continuously monitor the value of the collateral that secures its loans, and Salus’ ability to liquidate the collateral securing its loans if the loan becomes non-performing has a significant impact on Salus’ business operations.
While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain a first lien position in the collateral securing its loans, there can be no assurance that that it will not suffer a partial or complete loss if the loan becomes non-performing. Such loss may arise from a variety of reasons, including, the risk-profile of the borrower and the complex nature of the transaction; Salus not being provided with complete and accurate disclosure of all material information concerning the borrower and its business or Salus may, even if it receives complete and accurate information, misinterpret or incorrectly analyzes such information; the failure of results or developments to materialize as anticipated or mistakes in interpreting data, assumptions, analyses, and financial forecasts prepared for Salus by its employees or third parties; or Salus’ inability to timely detect operational or financial problems of the borrower that could result in a substantial impairment or loss of the value of the collateral and Salus’ loan. Furthermore, while most of Salus’ loans are secured by a first lien on specified collateral, there is no assurance that Salus has obtained or properly perfected its liens or will be able to seize and liquidate the collateral prior to diminution in value. Any such losses, particularly recognizing that many of Salus’ loans individually represent a significant percentage of its total loans, could adversely affect the adequacy of Salus’ reserves for credit losses and have a material adverse effect on Salus’ business, results of operations, and financial position.

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
Salus’s business is subject to a variety of laws and regulations, including laws and regulations applicable to registered investment advisers. In order to conduct its operations in compliance with these laws and regulations, Salus has incurred and is expected to continue to incur substantial costs in order to comply with these laws and regulations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the Salus results of operations, cash flows and financial condition.
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

Risks Related to EXCO/HGI JV
Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect the revenues of the EXCO/HGI JV as well as its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms.
The future financial condition, access to capital, cash flow and results of operations of the EXCO/HGI JV will depend upon the prices it receives for its oil and natural gas. The EXCO/HGI JV will be particularly dependent on prices for natural gas because a large portion of the proved reserves attributable to the properties being contributed to the EXCO/HGI JV are natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of the EXCO/HGI JV. Factors that affect the prices the EXCO/HGI JV will receive for its oil and natural gas include:

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

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the cost and availability of transportation and pipeline systems with adequate capacity;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

•	concerns about climate change or other conservation initiatives and the extent of governmental price controls and regulation of production;

•	regional price differentials and quality differentials of oil and natural gas;

•	the availability of refining capacity;

•	technological advances affecting oil and natural gas production and consumption;

•	weather conditions and natural disasters;

•	foreign and domestic government relations and laws and regulations; and

•	overall economic conditions.
In the past, including during the last five years, prices of oil and natural gas have been extremely volatile, and the management of the EXCO/HGI JV expect this volatility to continue. The revenues, cash flow and profitability of the EXCO/HGI JV and its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms will depend substantially upon oil and natural gas prices.
Changes in the differential between NYMEX or other benchmark prices of oil and natural gas and the reference or regional index price used to price the EXCO/HGI JV’s actual oil and natural gas sales could have a material adverse effect on the results of operations and financial condition of the EXCO/HGI JV.
The reference or regional index prices that EXCO Parent has historically used, and that the EXCO/HGI JV has begun to use, to price the EXCO/HGI JV’s oil and natural gas sales sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price references in a sales contract is called a differential. It is not possible to accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price references in the EXCO/HGI JV’s sales contracts could have a material adverse effect on the EXCO/HGI JV’s results of operations, cash flows and financial condition.
There are risks associated with the EXCO/HGI JV’s drilling activity that could impact the results of our operations.
Drilling involves numerous risks, including the risk that the EXCO/HGI JV will not encounter commercially productive oil or natural gas reservoirs. The EXCO/HGI JV is expected to incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology will not allow the EXCO/HGI JV to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. EXCO has historically experienced, and the EXCO/HGI JV may in the future experience, some delays in contracting for drilling rigs, and obtaining fracture stimulation crews and materials, which result in increasing costs to drill wells. All of these risks could adversely affect the EXCO/HGI JV’s results of operations, cash flows and financial condition.
The Energy General Partner does not have any of its own employees, but instead has employees supplied by EXCO, either dedicated to the needs of the EXCO/HGI JV or shared with EXCO; the supply of competent, knowledgeable and competitive employees, including members of management, is critical for the success of the EXCO/HGI JV.
Pursuant to the terms of the EXCO/HGI Services Agreement, EXCO supplies to the Energy General Partner certain employees that will be dedicated to the needs of the EXCO/HGI JV, and shares certain employees with the EXCO/HGI JV to fill other needs. The Energy General Partner, therefore, does not employ any of its own personnel. While HGI Energy participates in the decision-making of the EXCO/HGI JV as members of the EXCO/HGI Board and have certain rights regarding dedicated and shared employees who perform services for the EXCO/HGI JV, it relies to an extent on the decisions of EXCO’s employees, including those of management, for the day-to-day operations of the EXCO/HGI JV. EXCO’s failure to provide competent and competitive employees, including members of management, could adversely affect the business, cash flows, financial performance and results of operations of the EXCO/HGI JV.
EXCO/HGI JV is highly dependent on the efforts of senior management team and other key personnel dedicated to its business. EXCO/HGI JV’s business, financial condition and results of operations could be materially adversely affected following the loss any of such persons if it is unable to attract and retain qualified replacements.
Pursuant to the EXCO/HGI Operating Agreements, the EXCO/HGI JV has engaged EXCO as operator of substantially all of the properties it owns. In addition, pursuant to the EXCO/HGI Services Agreement, EXCO/HGI JV obtains from EXCO required accounting, legal, information technology, treasury, engineering, and other services. These services are critical to the functioning of the business of the EXCO/HGI JV. In the event that EXCO terminates its operating agreements with the EXCO/HGI JV, or otherwise resigns as operator or service provider, either HGI Energy or the EXCO/HGI JV may incur substantial delay and expense engaging and transitioning replacement services for the EXCO/HGI JV to replace those provided by EXCO, which additional delay expense could have an adverse effect on the business, cash flows or financial performance of the EXCO/HGI JV. In addition, because of its dependence on EXCO for the foregoing services, matters that adversely affect EXCO, including matters related to internal controls and financial reporting, while not directly related to the EXCO/HGI JV, may nonetheless have a material adverse effect on the business and operations of the EXCO/HGI JV.
Our failure to resolve any material disagreements with EXCO relating to the EXCO/HGI JV could have a material adverse effect on the success of the operations, financial condition and results of operations of the EXCO/HGI JV.
Each of EXCO and HGI Energy has a 50.0% interest in the Energy General Partner. In addition, EXCO serves as operator of the EXCO/HGI JV’s oil and gas properties and provides the EXCO/HGI with employees and administrative services. Accordingly, the EXCO/HGI is independent on EXCO in many ways for its success, such as for performance of its duties as a prudent operator or to make agreed payments of substantial carried costs pertaining to the EXCO/HGI JV and its share of capital and other costs of the EXCO/HGI JV. EXCO’s performance of these obligations or the ability of EXCO to meet its obligations under these arrangements is outside HGI Energy’s control. If EXCO does not meet or satisfy its obligations under the operating and other service agreements with the EXCO/HGI JV, the performance and success of the EXCO/HGI JV, and its value to HGI Energy, may be adversely affected. If EXCO, or any future operator (if any) of EXCO/HGI JV’s properties is unable to meet its obligations, the EXCO/HGI JV may be forced to undertake the obligations itself and/or incur additional expenses and delays in order to have some other party perform such obligations.
In such cases HGI Energy may also be required to enforce its rights, which may cause disputes among our operator and us. If any of these events occur, they may adversely impact us, the EXCO/HGI JV, and its financial performance and results of operations.
As with any joint venture transaction, the EXCO/HGI JV arrangement may involve risks not otherwise present when exploring and developing properties independently, including, for example:

•
EXCO may share certain approval rights over major decisions, which may result in a failure to mutually agree to take action, delays and related additional expenses, and decisions and actions that are taken to obtain mutual consent that are sub-optimal for the EXCO/HGI JV or HGI Energy;

•
disputes between us and EXCO may result in litigation or arbitration that would increase expenses, delay or terminate projects and prevent the employees, officers and directors of the Energy General Partner from focusing their time and effort on its business;

•
the possibility that EXCO might become insolvent or bankrupt, which may result in its removal from the joint venture or failure to perform and may result in HGI Energy having to pay EXCO’s share of joint venture liabilities in order to operate the EXCO/HGI JV;

•	the possibility that the EXCO/HGI JV may incur liabilities as a result of an action taken by EXCO, which would reduce the value of HGI Energy’s interests in the EXCO/HGI JV;

•
that under certain circumstances, neither EXCO nor us has the power to control the EXCO/HGI JV, and an impasse could be reached which might have a negative influence on our investment in the joint venture; and

•
EXCO may decide to sell its interest in the EXCO/HGI JV or resign as operator or service provider of the EXCO/HGI JV and HGI Energy may be unable to, or be unable to timely, replace EXCO or raise the necessary financing to purchase EXCO’s interest.

The failure to resolve disagreements with EXCO could adversely affect the business of the EXCO/HGI JV, which would in turn negatively affect the EXCO/HGI JV’s results of operations, cash flows and financial condition. See “-Risks Related to HGI -Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners” in this report.
The EXCO/HGI JV has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.
The EXCO/HGI JV’s borrowing base under the Partnership Credit Facility was $470.0 million as of September 30, 2013, and as of such date $364.0 million was drawn under the Partnership Credit Facility. Additionally, under the Partnership Credit Facility, the amount available under the borrowing base is determined semi-annually by the lenders using the lenders’ valuation of EXCO/HGI JV’s assets. If the borrowing base is decreased below the amount of indebtedness then outstanding, the EXCO/HGI JV may have to repay its borrowings under the Partnership Credit Facility in order to conform to the new borrowing base. To service its indebtedness, the EXCO/HGI JV will be required to generate a significant amount of cash. The EXCO/HGI JV’s ability to generate cash depends on many factors beyond its control, and any failure to meet its debt obligations could harm its business, financial condition and results of operations. In particular, the EXCO/HGI JV’s reserves, borrowing base, production and cash flows can be negatively impacted by declines in natural gas prices. If the EXCO/HGI JV’s operating cash flow and other capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, the Partnership Credit Facility contains affirmative and negative covenants imposing operating and financial restrictions on the EXCO/HGI JV’s business, including restrictions on, among other things, asset dispositions, mergers and acquisitions, dividends, other restricted payments, indebtedness, loans and investments, liens, affiliate transactions and amendments to organizational documents. The Partnership Credit Facility also requires the satisfaction of certain financial tests, including, among other things, a minimum consolidated current ratio and a maximum consolidated leverage ratio.
The EXCO/HGI JV may be unable to acquire or develop additional reserves, which would reduce its revenues and access to capital.
The long-term success of the EXCO/HGI JV will depend upon its ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Pursuant to the transaction agreements between HGI Energy and EXCO, the EXCO/HGI JV has in certain cases a right of first refusal to certain oil and gas acquisitions or dispositions planned by either us or EXCO. However, such rights are limited by the terms set forth in the agreement, terminate after, among other things, a change of control of applicable party, if EXCO no longer serves as operator of the EXCO/HGI JV assets, or if either party disposes of its interest in the EXCO/HGI JV. Additional factors that may hinder the EXCO/HGI JV’s ability to acquire or develop additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale. If the EXCO/HGI JV is unable to conduct successful development activities or acquire properties containing proved reserves, its total proved reserves will generally decline as a result of production. Also, its production will generally decline. If the EXCO/HGI JV’s reserves and production decline, then the amount it will be able to borrow under the Partnership Credit Facility will also decline, which may further limit its ability to successfully acquire or develop additional reserves. The EXCO/HGI JV may be unable to locate additional reserves, drill economically productive wells or acquire properties containing proved reserves.
Development and exploration drilling and strategic acquisitions are the main methods of replacing reserves. However, development and exploration drilling operations may not result in any increases in reserves for various reasons. The EXCO/HGI JV’s future oil and natural gas production depends on its success in finding or acquiring additional reserves. If it fails to replace reserves through drilling or acquisitions, its level of production and cash flows will be adversely affected.
The EXCO/HGI JV may not identify all risks associated with the acquisition of oil and natural gas properties, and any indemnifications it receives from sellers may be insufficient to protect it from such risks, which may result in unexpected liabilities and costs to it.
It is expected that the EXCO/HGI JV will attempt to acquire additional oil and natural gas properties in the pursuit of its business strategy. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental risks and liabilities, potential tax and ERISA, liabilities, and other liabilities and other similar factors. As is common in the industry and depending on the size of the acquisition, it may not be feasible for the EXCO/HGI JV to review in detail every individual property involved in an acquisition. For example, for larger acquisitions, the review efforts of the EXCO/HGI JV may be focused on the higher-valued properties. Even a detailed review of properties and records may not reveal material existing or potential issues or provide the EXCO/HGI JV with sufficient information to assess fully their deficiencies and capabilities. Such issues, including deficiencies in the mechanical integrity of equipment or environmental conditions, may require significant remedial expenditures and could result in material liabilities and costs that negatively impact the EXCO/HGI JV’s results of operations, cash flow and financial condition.
Even if we or the EXCO/HGI JV are able to identify such issues with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable and may be limited by floors and caps on such indemnity.
The EXCO/HGI JV may not correctly evaluate reserve data or the exploitation potential of properties as it engages in its acquisition, exploration, development and exploitation activities.
The future success of the EXCO/HGI JV will depend on the success of its acquisition, exploration, development and exploitation activities. The EXCO/HGI JV’s decisions to purchase, explore, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations, which could significantly reduce the EXCO/HGI JV’s ability to generate cash needed to service its debt, to fund its capital program and other working capital requirements and to pay distributions to us.
The EXCO/HGI JV may encounter obstacles to marketing its oil and natural gas, which could adversely impact its revenues.
The EXCO/HGI JV has entered into an agreement pursuant to which EXCO markets and sells the EXCO/HGI JV’s oil and natural gas. The effective marketing and sale of the EXCO/HGI JV’s oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities. The EXCO/HGI JV will be primarily dependent upon third parties to transport its products. Transportation space on the gathering systems and pipelines to be used for the EXCO/HGI JV’s oil and natural gas is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Historically, EXCO has experienced production curtailments in East Texas and North Louisiana resulting from capacity restraints, offsetting fracturing stimulation operations and short term shutdowns of certain pipelines that the EXCO/HGI JV will acquire for maintenance purposes. As a result, EXCO has begun to shut in production on adjacent wells when conducting completion operations. Due to the high production capabilities of these wells, these volumes can be significant. In addition, the EXCO/HGI JV’s access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond the EXCO/HGI JV’s control. If market factors dramatically change, the impact on the EXCO/HGI JV’s revenues could be substantial and could adversely affect its ability to produce and market oil and natural gas, which would negatively impact the EXCO/HGI JV’s results of operation, cash flows and financial condition.
The EXCO/HGI JV cannot completely control the development of its properties, which may adversely affect its production, revenues and results of operations.
All of the EXCO/HGI JV’s wells are currently either operated by EXCO or by other third parties. As a result, the success and timing of the EXCO/HGI JV’s drilling and development activities on its properties, particularly those operated by third parties, is dependent on a number of factors outside of the EXCO/HGI JV’s control, including:

•	the timing and amount of capital expenditures;

•	the operators’ expertise and financial resources;

•	the approval of other participants in drilling wells; and

•	the selection of suitable technology.
While the timing and amount of certain capital expenditures on properties operated by EXCO will remain subject in part to approval by the Energy General Partner and the budget of the EXCO/HGI JV, such expenditures and budget will also remain subject to approvals by EXCO in accordance with the transaction documents. If drilling and development activities are not conducted on these properties or are not conducted on a timely basis, the EXCO/HGI JV may be unable to increase its production, offset normal production declines or may lose production leases due to non-production, which may adversely affect its production, revenues and results of operations.

The EXCO/HGI JV’s estimates of oil and natural gas reserves will involve inherent uncertainty, which could materially affect the quantity and value of its reported reserves, its financial condition and the value of our interest therein.
Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the EXCO/HGI JV’s control. This report contains estimates of the proved oil and natural gas reserves attributable to the properties acquired by the EXCO/HGI JV. These estimates are based upon reports of independent petroleum engineers and information provided by EXCO Parent. These reports rely upon various assumptions, including assumptions required by the SEC as to oil and natural gas prices, drilling and operating expenses, capital expenditures, ad valorem and state severance taxes and availability of funds. These estimates should not be construed as the current market value of the EXCO/HGI JV’s estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, the estimates are inherently imprecise evaluations of reserve quantities and future net revenue. In addition, as described in more detail in notes to the financial statements, the EXCO/HGI JV recognized an impairment of $54.3 million based on the excess of unamortized costs over fair value, which was primarily cause by recent drilling results, modifications to its development plans and declines in natural gas future prices. The actual future production, revenues, taxes, development expenditures, operating expenses and quantities of the EXCO/HGI JV’s recoverable oil and natural gas reserves may vary substantially from those that have been assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves, or the amount of PV-10 and Standardized Measure (which is a measure recognized under GAAP) of the reserves, and the EXCO/HGI JV’s financial condition. In addition, the EXCO/HGI JV’s reserves, the amount of PV-10 and Standardized Measure, may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for the EXCO/HGI JV’s production can adversely impact the estimated volumes and values of its reserves. Similarly, a decline in market prices for oil or natural gas may adversely affect its PV-10 and Standardized Measure. Any of these negative effects on the EXCO/HGI JV’s reserves or PV-10 and Standardized Measure may decrease the value of HGI Energy’s interests in the EXCO/HGI JV or the ability of the EXCO/HGI JV to pay distributions.
The EXCO/HGI JV will be exposed to operating hazards and uninsured risks that could adversely impact its results of operations and cash flow.
The EXCO/HGI JV’s operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fires, explosions and blowouts;

•	pipe failures;

•	abnormally pressured formations; and

•
environmental accidents such as spills, leaks, ruptures or discharges of natural gas, natural gas liquids, oil, process water, well fluids or other hazardous substances into the environment (including impacts to groundwater).

These events may result in substantial losses to the EXCO/HGI JV from:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	environmental clean-up responsibilities;

•	regulatory investigation;

•	penalties and suspension of operations; or

•	attorneys’ fees and other expenses incurred in the prosecution or defense of litigation.
As is customary in the oil and gas production industry, the EXCO/HGI JV is insured against some, but not all, of these risks. Such insurance may not be adequate to cover these potential losses or liabilities. Furthermore, insurance coverage may not continue to be available at commercially acceptable premium levels or at all. Due to cost considerations, from time to time the EXCO/HGI JV may decline to obtain coverage for certain losses and liabilities, including drilling activities. Losses and liabilities arising from uninsured or under-insured events could require the EXCO/HGI JV to make large unbudgeted cash expenditures that could adversely impact its results of operations, cash flow and financial condition.
The EXCO/HGI JV is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations.
The EXCO/HGI JV’s oil and natural gas development and production operations is subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, it has obtained and must continue to obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. The EXCO/HGI JV has incurred and is expected to continue to incur substantial costs in order to comply with these laws and regulations. In addition, such costs may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to the EXCO/HGI JV’s operations.
The EXCO/HGI JV’s business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production and sale of, oil and natural gas. Also see Part I, Item 1. “Business - Our Operating Subsidiaries - The EXCO/HGI JV - Environmental and Occupational Health and Safety Matters” and “Business - Our Operating Subsidiaries - The EXCO/HGI JV - Other Regulation of the Oil and Natural Gas Industry”. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the EXCO/HGI JV’s results of operations, cash flows and financial condition.
The EXCO/HGI JV’s hedging strategy may not effectively mitigate the impact of commodity price volatility from its cash flows, and its hedging activities could result in cash losses and may limit potential gains.
The prices at which the EXCO/HGI JV has, and will in the future, enter into commodity derivative contracts covering its production will be dependent upon oil and natural gas prices, and price expectations, at the time it enters into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, the EXCO/HGI JV’s price hedging strategy may not protect it from significant declines in oil and natural gas prices received for its future production. Many of the derivative contracts to which it is and will be a party to will require it to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting the EXCO/HGI JV’s ability to realize the benefit of increases in oil and natural gas prices. If the EXCO/HGI JV’s actual production and sales for any period is less than its hedged production and sales for that period (including reductions in production due to operational delays) or if the EXCO/HGI JV is unable to perform its drilling activities as planned, it might be forced to satisfy all or a portion of its hedging obligations without the benefit of the cash flow from the sale of the underlying physical commodity, which may materially impact the EXCO/HGI JV’s liquidity.
The EXCO/HGI JV’s hedging transactions will expose it to counterparty credit risk.
The EXCO/HGI JV’s hedging transactions expose it to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract and, accordingly, prevent the EXCO/HGI JV from realizing the benefit of the derivative contract.
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
President Obama’s proposed fiscal year 2011, fiscal year 2012, fiscal year 2013 and fiscal year 2014 budgets included proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies such as the EXCO/HGI JV. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the associated tax benefits otherwise available to EXCO and HGI, the partners of the EXCO/HGI JV. Consequently, such changes could materially reduce the net return on investment from the EXCO/HGI JV.
Climate change regulations could result in increased operating costs and reduced demand for the EXCO/HGI JV’s oil and natural gas production.
Greenhouse gases (“GHGs”), including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, may be contributing to the warming of the Earth’s atmosphere, resulting in climatic changes. Federal, state and regional initiatives to reduce GHG emissions may adversely affect the EXCO/HGI JV’s operations. For example, the EPA’s so-called GHG tailoring rule imposes federal prevention of significant deterioration (PSD) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Such permitting requirements could require the EXCO/HGI JV to install controls or implement other measures to reduce GHG emissions from new or modified sources. In addition, the EPA requires certain petroleum and natural gas sources to monitor, document and annually report their GHG emissions. Also see Part I, Item 1. “Business - The EXCO/HGI JV -- Environmental and Occupational Health and Safety Matters” and “Business - The EXCO/HGI JV -- Other Regulation of the Oil and Natural Gas Industry”. These existing requirements, or any future GHG laws, regulations or permit requirements, could result in increased compliance costs or reduced demand for the EXCO/HGI JV’s oil and gas production, which could negatively affect the EXCO/HGI JV’s results of operations, cash flows and financial condition.

The EXCO/HGI JV is subject to extensive environmental regulation, which could result in substantial liabilities and expenditures.
The EXCO/HGI JV is subject to numerous federal, state and local laws, regulations and permit requirements relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of petroleum products, process water, well fluids and hazardous substances and wastes and the remediation of contamination. Pursuant to such requirements, the EXCO/HGI JV could incur material costs and be subject to clean-up costs, fines and civil and criminal sanctions and third-party claims for property damage, natural resources damage and personal injury. Such requirements not only expose the EXCO/HGI JV to liability for its own activities, but may also expose it to liability for the conduct of others or for actions by the EXCO/HGI JV that were in compliance with all applicable laws at the time those actions were taken.
In addition, the EXCO/HGI JV could incur substantial expenditures to comply with current or future environmental laws, regulations and permits. Such environmental requirements have grown more stringent over time. For example, federal and state regulators have become increasingly focused on air emissions associated with the oil and gas industry. On August 16, 2012, the EPA published a rule that subjects oil and gas operations to new and amended requirements under both the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs of the Clean Air Act. Among other things, the revised requirements imposed emission reduction measures on natural gas processing plants and other oil and gas operations, added reduced emission completion standards applicable to hydraulically fractured gas wells and established maximum achievable control technology standards for certain glycol dehydrators and storage vessels. These requirements will result in increased operating and compliance costs and increased regulatory burdens. Also see Part I, Item 1. “Business - Our Operating Subsidiaries - The EXCO/HGI JV - Environmental and Occupational Health and Safety Matters” and “Business - Our Operating Subsidiaries - The EXCO/HGI JV - Other Regulation of the Oil and Natural Gas Industry”.
The liabilities and expenditures of the EXCO/HGI JV relating to environmental matters could have a material adverse effect on the EXCO/HGI JV’s results of operations, cash flows and financial condition.
The EXCO/HGI JV may experience a financial loss if any of its significant customers fail to pay it for its oil or natural gas.
The EXCO/HGI JV’s ability to collect the proceeds from the sale of oil and natural gas from its customers is dependent on the payment ability of its customer base, which includes several significant customers. If any one or more of its significant customers fails to pay it for any reason, the EXCO/HGI JV could experience a material loss. In addition, in recent years, it has become more difficult for oil and gas producers to maintain and grow a customer base of creditworthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for oil and natural gas production. As a result, the EXCO/HGI JV may experience a material loss as a result of the failure of its customers to pay it for prior purchases of its oil or natural gas.
Competition in the EXCO/HGI JV’s industry is intense and it may be unable to compete in acquiring properties, contracting for drilling equipment and hiring experienced personnel.
The oil and natural gas industry is highly competitive. EXCO/HGI JV faces strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and headcount substantially larger than the EXCO/HGI JV’s. As a result, the EXCO/HGI JV’s competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than the EXCO/HGI JV’s financial or personnel resources will permit. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant expense/cost increases. The EXCO/HGI JV may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. It is not possible to predict when, or if, such shortages may again occur or how such shortages and price increases will affect the EXCO/HGI JV’s development and exploitation program. Although EXCO will provide certain operating and administrative services to the EXCO/HGI JV, competition has also been strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. The EXCO/HGI JV may be outbid by competitors in its attempts to acquire properties or companies. All of these challenges could make it more difficult to execute the EXCO/HGI JV’s growth strategy.
If pipelines or other facilities interconnected to the EXCO/HGI JV’s gathering and transportation pipelines become unavailable to transport or process natural gas, the EXCO/HGI JV’s revenues and cash flow could be adversely affected.
The EXCO/HGI JV has entered into contracts with third parties to obtain access to pipelines and other facilities for the gathering and transportation of its oil and natural gas. Much of the natural gas transported by the EXCO/HGI JV’s pipelines must be treated or processed before delivery into a pipeline for natural gas. If the processing and treating plants to which the EXCO/HGI JV delivers natural gas were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, the EXCO/HGI JV’s customers would be unable to deliver natural gas to end markets.
The EXCO/HGI JV operates in a litigious environment.
The EXCO/HGI JV operates in a litigious environment in which any constituent could bring suit regarding existing or planned operations of the EXCO/HGI JV or allege a violation of an existing contract or applicable law. Any such action could delay the commencement of planned operations or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could the EXCO/HGI JV incur significant legal and support expenses in defending its rights, but halting existing production or delaying planned operations could impact its future operations and financial condition. Such legal disputes can also distract management and other personnel from their primary responsibilities.
The EXCO/HGI JV’s business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.
As an oil and natural gas producer, the EXCO/HGI JV faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of the EXCO/HGI JV’s or EXCO’s management and other personnel; threats to the security of the EXCO/HGI JV’s facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although the EXCO/HGI JV plans to utilize various procedures and controls to monitor these threats and mitigate its exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to the EXCO/HGI JV’s operations and could have a material adverse effect on its reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage the EXCO/HGI JV’s reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

HGI
HGI leases its headquarters at 450 Park Avenue, 30th Floor, New York, NY 10022 from HCP. HGI believes its existing facilities are suitable and adequate for its present purposes. HCP’s lease expires in August 2019.
Spectrum Brands
The following table lists Spectrum Brands’ principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2013:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin (1)	Alkaline Battery Manufacturing
Portage, Wisconsin (1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Deforest, Wisconsin(2)	Distribution/Returns Center
Dischingen, Germany (2)	Alkaline Battery Manufacturing
Washington, UK (2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala (1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil (1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois (2)	Battery & Lighting Device Packaging & Distribution
Ellwangen-Neunheim, Germany (2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Redlands, California (2)	Warehouse, Electric Shaver & Personal Care Product Distribution
Manchester, England (1)	Warehouse and Sales and administrative office
Wolverhampton, England(1)	Warehouse
Wolverhampton, England (2)	Warehouse

Hardware & Home Improvement
Brockville, Canada(2)	Hardware & Home Improvement Distribution
Charlotte, North Carolina(2)	Hardware & Home Improvement Distribution
Cobourg, Canada(1)	Hardware & Home Improvement Distribution
Denison, Texas(1)	Hardware & Home Improvement Manufacturing
Fort Mill, South Carolina(2)	Hardware & Home Improvement Manufacturing
Mexicali, Mexico(2)	Hardware & Home Improvement Manufacturing
Mira Loma, California(2)	Hardware & Home Improvement Distribution
Monterrey, Mexico(1)	Hardware & Home Improvement Manufacturing, Sales and Distribution
Nogales, Mexico(1)	Hardware & Home Improvement Manufacturing
Reading, Pennsylvania(2)	Hardware & Home Improvement Manufacturing
Shenzhen, China	Hardware & Home Improvement Distribution and administrative office
Subic Bay, Philippines(1)	Hardware & Home Improvement Manufacturing
Xiamen, China(2)	Hardware & Home Improvement Manufacturing
Xiaolan, China(1)	Hardware & Home Improvement Manufacturing

Global Pet Supplies
Noblesville, Indiana (1)	Pet Supply Manufacturing & Distribution
Bridgeton, Missouri (2)	Pet Supply Manufacturing
Blacksburg, Virginia (1)	Pet Supply Manufacturing
Melle, Germany (1)	Pet Supply Manufacturing
Melle, Germany (2)	Pet Supply Distribution
Edwardsville, Illinois (2)	Pet Supply Distribution
Phnom Penh, Cambodia (2)	Pet Supply Manufacturing
Roanoke, Virginia (2)	Pet Supply Distribution

Home and Garden Business
Vinita Park, Missouri (2)	Household & Controls and Contract Manufacturing
Earth City, Missouri (2)	Household & Controls Manufacturing
(1)    Facility is owned.
(2)     Facility is leased.

Spectrum Brands also owns, operates or contracts with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of its business. Spectrum Brands leases its administrative headquarters and primary research and development facility located in Madison, Wisconsin, and the hardware and home improvement product line administrative headquarters in Lake Forest, California.
Spectrum Brands believes that its existing facilities are suitable and adequate for its present purposes and that the productive capacity in such facilities is substantially being utilized or there exist plans to utilize it.
Fidelity & Guaranty Life
FGL leases its headquarters at 1001 Fleet Street, Baltimore, Maryland and subleases properties in Lincoln, Nebraska and Des Moines, Iowa for legal, claims and processing needs. Such leases expire May 2021, January 2017 and December 2020, respectively. FGL believes its existing facilities are suitable and adequate for its present purposes.
Five Island
The principal offices of Five Island are operated out of HGI’s principal headquarters located at 450 Park Avenue, 30th Floor, New York, NY 10022 (see ”HGI” above). Five Island believes its existing facilities are suitable and adequate for its present purposes.
Front Street
Front Street leases its headquarters at Sterling House, 16 Wesley Street, Hamilton HM CX, Bermuda. Front Street believes its existing facilities are suitable and adequate for its present purposes. The lease expires in November 2014.
Salus Capital Partners
Salus leases its headquarters at 197 First Avenue, Needham Heights, Massachusetts. Salus believes its existing facilities are suitable and adequate for its present purposes.
HGI Energy
The principal offices of the EXCO/HGI JV are operated out of EXCO Parent’s principal headquarters located at 12377 Merit Dr., Suite 1700, Dallas, TX 75251. The lease expires in January 2016. EXCO/HGI JV believes its existing facilities are suitable and adequate for its present purposes.

Please see Part I, Item 1. “Business-Our Operating Subsidiaries-The EXCO/HGI JV” for information regarding HGI Energy’s oil and natural gas properties, oil and natural gas preserves, acreage, wells, production and drilling activity.

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
Our predecessor company and its subsidiaries are also involved in other litigation and claims incidental to our current and prior businesses. These include worker compensation and environmental matters and pending cases in Mississippi and Louisiana state courts and in a Federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by our offshore drilling and bulk-shipping affiliates. Based on currently available information, including available legal defenses available, and given our reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows.
HGI and OM Group are engaged in litigation regarding OM Group’s obligation to pay the purchase price adjustment called for under the F&G Stock Purchase Agreement and certain related matters. For more information, see Note 4 to HGI’s Consolidated Financial Statements, “Acquisitions Completed in Fiscal 2011 - FGL Acquisition - Contingent Purchase Price Reduction.”
Since May 2008, FGL Insurance has been working with the NYDFS and its predecessor to remediate certain allegations relating to cross-border sales of deferred annuities to New York residents. In June 2013 FGL notified the NYDFS of the completion of this remediation. The NYDFS has not yet notified FGL of its assessment of FGL’s efforts in this matter and FGL has no way of knowing whether it will require further remediation or impose other penalties. FGL also has no way of knowing whether other states may yet raise similar issues.

On July 18, 2011, a putative class action complaint was filed against a subsidiary of FGL in the United States District Court, Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company, et. al., Case No. 2:2011-cv-05871. The plaintiff asked the court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance indexed universal life insurance policies. The plaintiff alleged, inter alia, that the plaintiff and members of the putative class relied on defendants’ advice in withdrawing equity from their homes and using the proceeds to purchase unsuitable insurance policies. On March 12, 2012, the court dismissed the class action complaint without prejudice and with leave to re-file. The plaintiff filed an amended complaint on April 2, 2012 that asserted fewer federal claims. On May 9, 2013, the court dismissed the remaining federal causes of action with prejudice. It dismissed the state law claims without prejudice and granted the plaintiff leave to re-file in California state court. On July 5, 2013, the plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al., Superior Court of California, County of Los Angeles No. BC-514340. The state court complaint asserts that the plaintiff and members of the putative class relied on defendants’ advice in withdrawing equity from their homes and using the proceeds to purchase unsuitable insurance policies. The plaintiff seeks to certify a class defined as “all persons who reside or are located in the state of California who were sold OM Financial/FG Life equity-indexed universal life insurance policies as an investment.” In August 2013, the Superior Court of California struck the status conference scheduled for October, and the case remains adjourned until further notice from the Court. In light of this and due to the early stages of the case, FGL does not believe damages related to this matter are probable or reasonably estimable at this time.
Since September 2012, FGH has received notices from approximately 10 states regarding an examination of its escheatment practices, which may include some focus with respect to the company’s Social Security death master file search practices. The examination will be conducted by a vendor appointed by the various states. FGL is currently in the process of scheduling a preliminary meeting with the vendor to discuss the scope of the examination. FGL has established aggregate reserves of $13 million, net of reinsurance, to cover potential benefits payable resulting from this ongoing effort and to cover administrative and other expenses related to the audits. In addition, FGL has filed suit in federal court to challenge the audit policies of the California controller and the applicability of California’s unclaimed property laws to FGL generally. While FGL believes that it has established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified given the ongoing regulatory developments. See Part I. Item 1A. “Risk Factors-Risks Related to FGL’s Business-FGL is highly regulated and subject to numerous legal restrictions and regulations”. FGL believes that this examination is without merit and FGL continues to defend itself vigorously in this matter.
We and our subsidiaries are defendants in various other litigation matters generally arising out of the ordinary course of business. We do not believe that any other matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Year ended September 30, 2013
First Quarter	$10.66	$7.27
Second Quarter	8.74	7.44
Third Quarter	9.95	7.33
Fourth Quarter	10.50	7.36
Year ended September 30, 2012
First Quarter	$5.81	$2.75
Second Quarter	5.24	4.02
Third Quarter	8.33	4.50
Fourth Quarter	10.85	7.47
We have not declared any dividends since our Board discontinued dividend payments in 1998 and we do not anticipate paying dividends on our common stock in the foreseeable future.
As of November 22, 2013, there were approximately 1,708 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	7,432	$3.47	8,887
Equity compensation plans not approved by security holders	—	—	—
Total	7,432	$3.47	8,887
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

Share Repurchases

The following table sets forth repurchase of our common stock during the fiscal quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2013 through July 31, 2013	—	$—	—	$—
August 1, 2013 through August 31, 2013	1,700.0	7.25	1,700.0	37.7
September 1, 2013 through September 30, 2013	—	—	—	37.7
	1,700.0		1,700.0

(1)
On August 8, 2013, we announced that our Board had authorized a share repurchase program of up to $50 million of our stock. The manner of purchase, the number of shares to be purchased and the timing of purchases will be based on the price of HGI's common stock, general business and market conditions and applicable legal requirements, and is subject to the discretion of HGI's management. The program does not require HGI to purchase any specific number of shares or any shares at all, and may be suspended, discontinued or re-instituted at any time without prior notice.

Recent Sales of Unregistered Securities

None.

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

	Successor					Predecessor
	Year ended September 30,				Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
	2013 (1)	2012	2011 (2)	2010 (3)
Income Statement Data:
Revenues	$5,543.4	$4,480.7	$3,477.8	$2,567.0	$219.9	$2,010.6
Operating income (4)(5)	737.4	409.5	163.7	160.5	0.1	156.8
(Loss) income from continuing operations	(69.0)	110.7	7.4	(195.5)	(71.2)	1,100.7
(Loss) income from discontinued operations, net of tax	—	—	—	(2.7)	0.4	(86.8)
Net (loss) income(6)	(69.0)	110.7	7.4	(198.2)	(70.8)	1,013.9
Net (loss) income attributable to common and participating preferred stockholders (6)	(94.2)	29.9	22.2	(151.9)	(70.8)	1,013.9
Restructuring and related charges —
Cost of goods sold (7)	10.0	$9.8	$7.8	$7.1	$0.2	$13.2
Selling, general and administrative expenses (7)	24.0	9.8	20.8	17.0	1.6	30.9
Interest expense (8)	(511.9)	(251.0)	(249.3)	(277.0)	(17.0)	(172.9)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(101.6)	(156.6)	27.9	—	—	—
Bargain purchase gain from business acquisition	—	—	158.3	—	—	—
Gain on contingent purchase price reduction	—	41.0	—	—	—	—
Reorganization items (expense) income (9)	—	—	—	(3.6)	(4.0)	1,142.8
Per Share Data:
Net (loss) income per common share:
Basic	$(0.67)	$0.15	$0.11	$(1.15)	$(0.55)	$19.76
Diluted (10)	(0.67)	0.15	0.09	(1.15)	(0.55)	19.76
Weighted average common shares outstanding:
Basic	139.9	139.4	139.2	132.4	129.6	51.3
Diluted (10)	139.9	139.8	158.4	132.4	129.6	51.3
Cash Flow and Related Data:
Net cash provided by operating activities	$522.3	$618.7	$153.1	$51.2	$75.0	$1.6
Capital expenditures (11)	100.1	53.5	38.2	40.4	2.7	8.1
Depreciation and amortization	358.6	268.2	95.5	100.7	8.6	55.8
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,899.7	$1,470.7	$1,137.4	$256.8	$97.8
Total assets	27,908.8	25,200.5	23,590.9	4,016.2	3,020.7
Total long-term debt, net of current portion	4,793.2	2,150.6	2,127.7	1,723.1	1,530.0
Total debt	4,896.1	2,167.0	2,143.8	1,743.8	1,583.5
Total stockholders’ equity	1,133.5	1,177.6	895.4	701.7	660.9

(1)
Fiscal 2013 includes the results of the Hardware Acquisition’s operations since December 30, 2013, and the results of the EXCO/HGI JV’s operations since its inception on February 14, 2013. The Hardware Acquisition contributed $869.6 million in revenues and recorded an operating profit of $88.7 million for the period from December 30, 2012 through September 30, 2013. The EXCO/HGI JV contributed $90.2 million in revenues and recorded an operating loss of $45.2 million for the period from February 14, 2013 through September 30, 2013. Fiscal 2013 also includes $62.4 million of acquisition and integration related charges principally associated with the Hardware Acquisition and the acquisition of the EXCO/HGI JV.

(2)
Fiscal 2011 includes the results of FGH’s operations since April 6, 2011. FGH contributed $290.8 million in revenues and recorded an operating loss of $18.0 million for the period from April 6, 2011 through September 30, 2011. Fiscal 2011 also includes $63.6 million of acquisition and integration related charges principally associated with the SB/RH Merger and the acquisition of FGH.

(3)
Fiscal 2010 includes the results of Russell Hobbs’ operations since June 16, 2010. Russell Hobbs contributed $238.0 million in net sales and recorded operating income of $1.0 million for the period from June 16, 2010 through September 30, 2010, which includes $13.0 million of acquisition and integration related charges. Fiscal 2010 also includes $26.0 million of acquisition and integration related charges associated with the SB/RH Merger. In addition, the results of HGI’s operations have been included since June 16, 2010, the date that common control was first established, which includes $8.0 million of operating expenses.

(4)
Pursuant to Rule 4-10(c)(4) of Regulation S-X, the EXCO/HGI JV was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2013, but requested, and received, an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates. During the ceiling test exemption period, the EXCO/HGI JV assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. The EXCO/HGI JV evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, the EXCO/HGI JV recognized an impairment of $54.3 million to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily due to downward revisions in the oil and natural gas reserves due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.

(5)
Pursuant to the guidance in Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” Spectrum Brands conducts its annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses, Spectrum Brands recorded non-cash pretax impairment charges of approximately $32.5 million and $34.0 million in Fiscal 2011, and the period from October 1, 2008 through August 30, 2009, respectively. See Note 13, Goodwill and Intangibles, of Notes to Consolidated Financial Statements included elsewhere in this report for further details on impairment charges.

(6)
Fiscal 2013 income tax expense of $187.3 million includes a non-cash charge of approximately $152.8 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2012 income tax benefit of $85.3 million includes a non-cash benefit of approximately $142.1 million resulting from a decrease in the valuation allowance against certain net deferred tax assets. Fiscal 2011 income tax expense of $50.6 million includes a non-cash charge of approximately $72.3 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2010 income tax expense of $63.2 million includes a non-cash charge of approximately $92.7 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Included in the period from August 31, 2009 through September 30, 2009 is a non-cash tax charge of $58.0 million related to the residual U.S. and foreign taxes on approximately $166 million of actual and deemed distributions of foreign earnings. Income tax expense for the Predecessor for the period from October 1, 2008 through August 30, 2009 includes a non-cash adjustment of approximately $52.1 million resulting from a reduction in the valuation allowance against certain deferred tax assets. Included in income tax expense for the period from October 1, 2008 through August 30, 2009 is a non-cash charge of $104.0 million related to the tax effects of the fresh start adjustments. In addition, income tax expense for the Predecessor for the period includes the tax effect of the gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility. The tax effect of these gains increased Spectrum Brands’ U.S. net deferred tax asset exclusive of indefinite lived intangibles by approximately $124.0 million. However due to Spectrum Brands’ full valuation allowance on the U.S. net deferred tax asset exclusive of indefinite lived intangibles as of August 30, 2009, the tax effect of the gain on the cancellation of debt and the modification of the senior secured credit facility was offset by a corresponding adjustment to increase the valuation allowance for deferred tax assets by $124.0 million. The tax effect of the fresh start adjustments, the gain on the cancellation of debt and the modification of the senior secured credit facility, net of corresponding adjustments to the valuation allowance, are netted against reorganization items.

(7)	See Note 24, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included elsewhere in this report for further discussion.

(8)
Fiscal 2013, 2012, 2011 and 2010 interest expense includes charges totaling $210.1 million, $31.7 million, $37.5 million and $82.7 million, respectively, relating to the refinancing, prepayment and/or amendment of various senior debt. Such charges include cash fees and expenses of $181.2 million, $26.4 million, $5.6 million and $17.0 million, respectively, and non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium of $28.9 million, $5.3 million, $31.9 million and $65.7 million, respectively.

(9)
Reorganization items (expense) income directly relates to Spectrum Brands’ voluntary reorganization under Chapter 11 of the Bankruptcy Code that commenced in February 2009 and concluded in August 2009. In addition to administrative costs related to the reorganization, it reflects during the eleven months ended August 30, 2009, a $1.1 billion gain from fresh-start reporting adjustments and a $147.0 million gain on cancellation of debt.

(10)
In Fiscal 2013, diluted weighted average common shares outstanding do not reflect any conversion effect of the preferred stock or the exercise of dilutive common stock equivalents as both would be antidilutive. For Fiscal 2012, diluted weighted average common shares outstanding assumes only the exercise of dilutive common stock equivalents as the conversion effect of preferred stock would be antidilutive. For Fiscal 2011, diluted weighted average common shares outstanding reflect the dilutive effect of preferred stock of 19.1 million shares and stock options of 0.1 million shares. For other periods presented, diluted average shares outstanding does not reflect any effect of preferred stock, which was not issued until Fiscal 2011, nor does it assume the exercise of common stock equivalents as the impact would be antidilutive. See Note 25, Earnings Per Share, of Notes to Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share.

(11)	Amounts reflect the results of continuing operations only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
All references to Fiscal 2013, 2012 and 2011 refer to fiscal periods ended September 30, 2013, 2012 and 2011, respectively.
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), financing and asset management (Five Island Asset Management, LLC, or “Five Island”, and Salus Capital Partners, LLC or “Salus”), branded consumer products (Spectrum Brands Holdings, Inc. or “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment in a joint venture (the “EXCO/HGI JV”) with EXCO Resources, Inc. (“EXCO”) through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”).
Our outstanding common stock is 56.5% owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”), not giving effect to the conversion rights of the Company’s Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (together, the “Preferred Stock”).
We intend to acquire companies that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. In addition to our intention to acquire controlling equity interests, we may also make investments in debt instruments and acquire minority equity interests in companies. We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC.
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
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which includes FGL and Front Street Re, Ltd. (“FSR”); (iii) Energy, which includes the EXCO/HGI JV; and (iv) Financial Services, which includes Salus and Five Island.
Consumer Products Segment
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric shaving and grooming; electric personal care products and hardware and home improvement.
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
Insurance Segment
Through FGL, we are a provider of annuity and life insurance products to the middle and upper-middle income markets in the United States. Based in Baltimore, Maryland, FGL operates in the United States through its subsidiaries Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of approximately 200 independent marketing organizations (“IMOs”), representing approximately 20,000 independent agents.
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
The EXCO/HGI JV acquired the conventional oil and natural gas assets from EXCO for approximately $725.0 million of total consideration, representing HGI’s effective equity interest of $372.5 million, $127.5 million in properties contributed by EXCO, in each case before giving effect to the closing adjustments related to the July 1, 2012 effective date, and approximately $225.0 million of indebtedness borrowed by the EXCO/HGI JV from a revolving credit agreement entered into by the EXCO/HGI JV (“EXCO/HGI JV Credit Agreement”). In exchange for the contribution of its assets, EXCO received cash consideration of $574.8 million, a 24.5% limited partner interest in the EXCO/HGI JV and a 50.0% interest in the general partner of the EXCO/HGI JV. HGI and its subsidiaries contributed $349.8 million cash, after customary closing adjustments, and received a 73.5% limited partner interest in the EXCO/HGI JV and a 50.0% interest in the general partner. After giving effect to the 2.0% general partner interest in the EXCO/HGI JV, EXCO and HGI own an economic interest in the Partnership of 25.5% and 74.5% respectively.
EXCO/HGI JV’s primary business objective is to over time generate stable cash flows and grow its asset base through acquisitions from a variety of sources, including third parties, EXCO Parent and HGI. It is expected that the acquisition focus will be on assets and/or companies that own mature properties with long-lived, predictable production profiles, modest capital requirements and substantial reserve exploitation potential. Consistent with this strategy, on February 14, 2013, the EXCO/HGI JV entered into an agreement to acquire oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana from an affiliate of BG Group plc (“BG Group”) for $132.5 million, subject to customary closing adjustments. These properties represent an incremental working interest in properties that EXCO contributed to the EXCO/HGI JV. This transaction was funded using funds drawn from the EXCO/HGI JV Credit Agreement.
The EXCO/HGI JV intends to use oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. Management of the EXCO/HGI JV believes that these oil and natural gas derivative contracts may allow the EXCO/HGI JV to mitigate the impact of price fluctuations and achieve a more predictable cash flow from the EXCO/HGI JV’s operations.
Financial Services Segment
Our Financial Services segment includes the activities of our asset-based lender, Salus, and our newly formed asset manager, Five Island.
Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5.0 to $50.0 million with the ability to lead and agent larger transactions. The Salus platform may also serve as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and/or hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and FSR as participants and funds committed by Salus’ CLO. As of September 30, 2013, Salus, along with its co-lenders FGL and FSR, have funded loans totaling $565.6 million aggregate principal amount outstanding on a consolidated basis. During Fiscal 2013 Salus closed on 33 transactions, representing approximately $779.5 million in total commitments to a variety of well recognized businesses.
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. As of September 30, 2013, none of these loans were delinquent.

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
Highlights for the Fiscal 2013
Significant Transactions and Activity
During Fiscal 2013, we made significant progress in our business strategy to reduce our cost of capital, increase our investor base, grow our existing business, and diversify the businesses in which we operate. The most significant of these steps include the following:
HGI

•
In December 2012, we issued $700.0 million aggregate principal amount 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) and used part of the proceeds of the offering to accept for purchase $498.0 million aggregate principal amount of our 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 10.625% Notes. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. The remainder of the proceeds of the issuance of the 7.875% Notes was used for working capital by the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses. In July 2013, the initial offering of 7.7875% Notes were supplemented by a further issuance of $225.0 million aggregate principal amount of the 7.875% Notes (the “New Notes”.) The New Notes were issued under the same indenture governing the 7.875% Notes by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee. The New Notes were priced at 101.50% of par plus accrued interest from July 15, 2013.

•
In December 2012, we assisted the HCP Stockholders with the closing of a secondary offering of 20.0 million shares of common stock at a price to the public of $7.50 per share, increasing our public float and broadening our shareholder base. In addition, in January 2013, the underwriters exercised their option to purchase an additional 3.0 million shares of common stock from the HCP Stockholders. We did not receive any proceeds from the sale of shares in this offering.

•
In February 2013, we finalized a joint venture with EXCO to create the EXCO/HGI JV. The EXCO/HGI JV purchased and will operate certain of EXCO’s producing U.S. conventional oil and natural gas assets in the Permian Basin, East Texas and North Louisiana.

•	In September 30, 2013, we repurchased 1,700.0 thousand shares of our common stock at a price of $7.25 per share from the HCP Stockholders under our $50.0 million share repurchase program.

Consumer Products segment

•
In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”) (the “Hardware Acquisition”). The Hardware Acquisition is expected to enhance Spectrum Brand’s top-line growth, margins and free cash flow profile, while providing added scale, greater product diversity and attractive cross-selling opportunities.

•
In December 2012, Spectrum Brands assumed from Spectrum Brands Escrow Corp. $520.0 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “6.375% Notes”) and $570.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the “6.625% Notes”), in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 million term loan facility, of which $100.0 million is in Canadian dollar equivalents (the “HHI Term Loan”). A portion of the HHI Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 million prior to refinancing.

•
In April 2013, the Company completed the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), completing the Hardware Acquisition. TLM Taiwan is involved in the production of residential locksets.

•
In September 2013, Spectrum Brands, announced that it had closed on $1.15 billion of term loans (the “New Term Loans”, and together with the HHI Term Loan, the “Term Loan”) pursuant to the New Term Loan Commitment Agreement No. 1 among Spectrum Brands, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent (the “Term Administrative Agent”). The proceeds of the New Term Loans were used (i) to fund the consummation of Spectrum Brands cash tender offer and consent solicitation (the “Tender Offer and Consent Solicitation”) to purchase any and all of its outstanding 9.5% Senior Secured Notes due 2018 (the “9.5% Notes”), (ii) to fund the satisfaction and discharge of the indenture governing the 9.5% Notes not tendered in the Tender Offer and Consent Solicitation and (iii) for working capital and general corporate purposes.
Insurance segment

•
In December 2012, Fidelity & Guaranty Life Holdings, Inc.,”FGH” (formerly, Old Mutual U.S. Life Holdings, Inc.) entered into a coinsurance agreement (the “Reinsurance Agreement”) with Front Street Re (Cayman) Ltd. (“Front Street Cayman”), also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1.5 billion of FGH’s policy liabilities, on a funds-withheld basis.

•
In March 2013, FGH issued $300.0 million aggregate principal amount of their 6.375% senior notes, due April 1, 2021, at par value (the “FGL Notes”.) FGH used a portion of the net proceeds from the issuance to pay a special dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.

•
In August 2013, FGL filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of its common stock. All of the shares will be offered by the issuer, FGL. We are not a selling stockholder in the offering.

Energy segment

•
Immediately following closing of the EXCO/HGI JV, the EXCO/HGI JV entered into an agreement to purchase all of the shallow Cotton Valley assets from an affiliate of BG Group, for $130.7 million, after customary closing adjustments. The transaction closed on March 5, 2013 and was funded with borrowings from the EXCO/HGI JV Credit Agreement. In connection with the acquisition of the properties from BG Group, the EXCO/HGI JV received an increase to the borrowing base to $470.0 million under the EXCO/HGI JV Credit Agreement.

Financial Services segment

•	Salus originated $779.5 million of new asset-based loan commitments in the Fiscal 2013 and had $560.4 million of loans outstanding as of September 30, 2013.

•
In February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation (“CLO”) vehicle providing for the issuance of up to $250.0 million in collateralized obligations, initially funded with $175.5 million of the asset-based loans that Salus had originated through that date. In September 2013 Salus announced the closing of an additional $300.0 million note issuance by the CLO, bringing the aggregate amount of notes issued by the CLO to $550.0 million. In connection with this transaction, Salus and its affiliates funded the upsize of the CLO with an additional $167.0 million contribution from its portfolio of asset-based loans.

•
In connection with the Reinsurance Agreement, Front Street Cayman, FGH and Five Island, also entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s existing guidelines.

Key financial highlights

•
Net loss attributable to common and participating preferred stockholders decreased to $94.2 million, or $0.67 per common share attributable to controlling interest ($0.67 diluted), compared to net income attributable to common and participating preferred stockholders of $29.9 million, or $0.15 per common share attributable to controlling interest ($0.15 diluted), in Fiscal 2012.

•	Our Fiscal 2013 results include the following items:

◦	$248.0 million of realized investment gains in our Insurance segment; offset by,

◦
a $101.6 million loss from the change in the fair value of the equity conversion feature of preferred stock which was the result of an 23.0% increase in our stock price from $8.43 to $10.37 per share during Fiscal 2013;

◦	a $260.9 million increase in interest expense, that was primarily due to acquisition and other financing, along with refinancing to lower interest rate debt;

◦
tax expense of $187.3 million was primarily driven by; which was primarily driven by: (i) the profitability of FGL’s life insurance business; (ii) pre-tax losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock with no tax benefit; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the United

States due to its tax loss position.  Partially offsetting these factors was a partial release of U.S. valuation allowances as a result of a recent acquisition by Spectrum Brands. and,

◦
an impairment of oil and natural gas properties of $54.3 million from inception to the period ended September 30, 2013, primarily due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.

•	We ended the year with corporate cash and investments of approximately $301.2 million (primarily held at HGI and HGI Funding, LLC).

•
Our Consumer Product’s operating profit for Fiscal 2013 increased $49.4 million, or 16.4%, to $351.2 million from $301.8 million for Fiscal 2012. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $8.7 million, or 1.3%, to $677.1 million versus Fiscal 2012 primarily due to higher sales, synergy benefits and cost reduction initiatives. Adjusted EBITDA margin represented 15.8% of sales as compared to 15.8% in Fiscal 2012. See Non-GAAP measures below for more details.

•
Our Insurance segment’s operating profit for the Fiscal 2013 increased $363.0 million, to $522.9 million from an operating income of $159.9 million for the Fiscal 2012. Our Insurance segment’s adjusted operating income (“Insurance AOI”) increased by $163.5 million, or 282.4%, to $221.4 million versus the Fiscal 2012, primarily as a result of annual assumption changes made to the surrender rates, earned rates and future index credits used in the FIA embedded derivative reserve calculation, immediate annuity mortality gains caused by large case deaths, and the non-recurrence of an charge for an estimated unreported death claims liability, net of reinsurance, recorded in Fiscal 2012. See Non-GAAP measures below for more details.

•
Our Energy segment’s oil and natural gas revenues were $90.2 million for Fiscal 2013. Operating loss for Fiscal 2013 was $45.2 million, primarily as the result of the $54.3 million impairment of oil and natural gas properties. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA-Energy") for the Fiscal 2013 was $39.6 million. For Fiscal 2013, the Energy segment's production was 283.0 MBbl of oil, 300.0 MBbl of natural gas liquids and 14,570.0 Mmcf of natural gas.

•
Our Financial Services segment contributed approximately $28.9 million to our consolidated revenues for Fiscal 2013 from the operations of Salus and Five Island together, gross of revenue from affiliated entities. The Financial Services segment had net income for the Fiscal 2013 of $6.2 million.

•
Through the year ended September 30, 2013, we received dividends of approximately $127.1 million from our respective subsidiaries, including $93.0 million, $22.8 million, $7.5 million and $3.8 million from FGL, Spectrum Brands, the EXCO/HGI JV and Salus, respectively. The FGL dividend of $93.0 million includes the special dividend of $73.0 million paid out of the proceeds from the $300.0 million aggregate principal amount of the FGL Notes.

Results of Operations
Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012, and Fiscal Year Ended September 30, 2012 Compared to Fiscal Year September 30, 2011
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Revenues:
Consumer Products	$4,085.6	$3,252.4	$3,186.9	$833.2	$65.5
Insurance	1,348.4	1,221.8	290.8	126.6	931.0
Energy	90.2	—	—	90.2	—
Financial Services	28.9	8.6	—	20.3	8.6
Intersegment elimination	(9.7)	(2.1)	—	(7.6)	(2.1)
Consolidated revenues	$5,543.4	$4,480.7	$3,477.7	$1,062.7	$1,003.0

Operating income (loss):
Consumer Products	$351.2	$301.8	$227.9	$49.4	$73.9
Insurance	522.9	159.9	(41.5)	363.0	201.4
Energy	(45.2)	—	—	(45.2)	—
Financial Services	10.4	2.5	—	7.9	2.5
Intersegment elimination	(10.9)	(2.1)	—	(8.8)	(2.1)
Total segments	828.4	462.1	186.4	366.3	275.7
Corporate and Other	(91.0)	(52.6)	(22.7)	(38.4)	(29.9)
Consolidated operating income	737.4	409.5	163.7	327.9	245.8
Interest expense	(511.9)	(251.0)	(249.3)	(260.9)	(1.7)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(101.6)	(156.6)	27.9	55.0	(184.5)
Bargain purchase gain from business acquisition	—	—	158.3	—	(158.3)
Gain on contingent purchase price reduction	—	41.0	—	(41.0)	41.0
Other expense, net	(5.6)	(17.5)	(42.7)	11.9	25.2
Consolidated (loss) income from continuing operations before income taxes	118.3	25.4	57.9	92.9	(32.5)
Income tax expense (benefit)	187.3	(85.3)	50.6	272.6	(135.9)
Net (loss) income	(69.0)	110.7	7.3	(179.7)	103.4
Less: Net (loss) income attributable to noncontrolling interest	(23.2)	21.2	(34.7)	(44.4)	55.9
Net (loss) income attributable to controlling interest	(45.8)	89.5	42.0	(135.3)	47.5
Less: Preferred stock dividends and accretion	48.4	59.6	19.8	(11.2)	39.8
Net (loss) income attributable to common and participating preferred stockholders	$(94.2)	$29.9	$22.2	$(124.1)	$7.7

Revenues. Revenues for Fiscal 2013 increased $1,062.7 million, or 23.7%, to $5,543.4 million from $4,480.7 million for Fiscal 2012. The increase was primarily driven by the Hardware Acquisition in our Consumer Products segment, realized gains on the sales of fixed maturity securities in our Insurance segment to utilize certain tax benefits and a change in investment strategy to shorten the duration of the portfolio, the EXCO/HGI JV formed in Fiscal 2013, and new business activity in our Energy and Financial Services segments.

Revenues for Fiscal 2012 increased $1,003.0 million, or 28.8%, to $4,480.7 million from $3,477.7 million for Fiscal 2011. The increase was primarily driven by the inclusion of a full year of results from our Insurance segment further boosted by improvements in investment earnings and sales of new annuity products, and new revenues from Spectrum Brands’ FURMinator and Black Flag acquisitions early in Fiscal 2012.

Operating Profit. Operating profit for Fiscal 2013 increased $327.9 million, or 80.1%, to $737.4 million from $409.5 million for Fiscal 2012. The increase was primarily the result of revenue increases described above, and favorable changes in reserve and amortization estimates in our Insurance segment. The increase was offset in part by increased stock compensation, bonus and transaction related costs in our Corporate segment, and impairments of oil and gas properties at our Energy segment.
Operating profit for Fiscal 2012 increased $245.8 million, or 150.2%, to $409.5 million from $163.7 million for Fiscal 2011. The increase was primarily the result of higher sales and efficiency gains at Spectrum Brands and higher realized investment gains at our Insurance segment resulting from strategic portfolio re-positioning trades to shorten the overall portfolio duration in anticipation of rising interest rates and lower external asset management fees.
Interest Expense. Interest expense increased $260.9 million to $511.9 million for Fiscal 2013 from $251.0 million for Fiscal 2012. The increase is principally due to (i) $58.9 million of fees incurred by HGI related to the issuance of the 7.875% Notes and the extinguishment of the 10.625% Notes; (ii) Spectrum Brands incurred $122.2 million of fees related to the extinguishment of the 9.5% Notes; and (iii) $29.0 million of costs incurred by Spectrum Brands associated with the financing of the Hardware Acquisition. The fees incurred by HGI consisted of $45.9 million cash charges for fees and expenses, and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount related to the extinguishment of the 10.625% Notes. The $122.2 million fees incurred by Spectrum Brands included cash tender, consent and redemption premium costs totaling $111.3 million and non-cash costs for the write off of unamortized deferred financing fees less unamortized original issue premium totaling $10.9 million. The $29.0 million of costs incurred by Spectrum Brands relating to the Hardware Acquisition financing included: (i) $13.0 million of cash costs related to unused bridge financing commitments; (ii) $6.0 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2.0 million of cash costs related to a ticking fee on the term loan facility incurred prior to the closing of the transaction; (iv) $3.0 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5.0 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. The remainder of the increase is directly attributable to the higher levels of indebtedness as compared to the prior year.
Interest expense increased $1.7 million to $251.0 million for Fiscal 2012 from $249.3 million for Fiscal 2011. The nominal net change in interest expense was the result of an $18.0 million increase in interest expense due to the full period effect of the full amount of our 10.625% Notes, of which $350.0 million and $150.0 million were issued on November 15, 2010 and June 28, 2011, respectively. This increase was partially offset by a $16.0 million decrease in interest expense from the replacement of Spectrum Brands’ 12% senior subordinated toggle notes due 2019 (the “12% Notes”) with its 6.75% senior notes due 2020 (the “6.75% Notes”), lower principal balances and effective interest rates related to its senior secured term loan due June 17, 2016 , and lower expenses for interest rate swaps and other fees and expenses, all partially offset by higher interest expense from increased principal related to the 9.5% Notes. During Fiscal 2012 and 2011, Spectrum Brands recorded $31.7 million and $37.5 million, respectively, of charges related to debt re-financings, prepayments and amendments, consisting of $26.4 million and $5.6 million, respectively, of cash fees and expenses and $5.3 million and $31.9 million, respectively, of non-cash charges for the write-off and accelerated amortization of debt issuance costs and discount/premium.
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $101.6 million for Fiscal 2013 was principally due to an increase in the market price of our common stock from $8.43 to $10.37 per share during Fiscal 2013. During Fiscal 2012 the loss from the change in the fair value of the equity conversion feature of the preferred stock of $156.6 million was principally due to an increase in the market price of our common stock from $5.07 to $8.43 per share during Fiscal 2012.
The loss from the change in the fair value of the equity conversion feature of the preferred stock of $156.6 million for Fiscal 2012 was principally due to an increase in the market price of our common stock from $5.07 to 8.43 per share during Fiscal 2012. During Fiscal 2011 the gain from the change in the fair value of the equity conversion feature of the preferred stock of $27.9 million due to a decrease in the market price of our common stock since the respective issuances of the preferred stock, to $5.07 per share.
Bargain purchase gain from business acquisition. The FGH acquisition was accounted for under the acquisition method of accounting, which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in a bargain purchase gain under US GAAP. We believe that the resulting bargain purchase gain of $158.3 million in Fiscal 2011 was reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGH, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGH’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the date of the FGH acquisition, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGH’s statutory capital between the date of the initially negotiated purchase price and the date of the FGH acquisition and (d) an independent appraisal of FGH’s business indicated that its fair value was in excess of the purchase price.

Gain on contingent purchase price reduction. A gain of $41.0 million was recognized in Fiscal 2012 which reflects the estimated fair value of a contingent purchase price reduction receivable (see Note 4, Acquisitions, to our Consolidated Financial Statements.)
Other expense, net. Other expense, net decreased $11.9 million to $5.6 million for Fiscal 2013 from $17.5 million for Fiscal 2012. The decrease resulted from decreased losses on trading securities held principally for investing purposes at HGI Funding, LLC, and as a result of realized and unrealized gains on oil and natural gas derivatives noted above.
Other expense, net in Fiscal 2012 and 2011 relates primarily to $17.0 million and $41.0 million, respectively, of net recognized losses on trading securities held principally for investing purposes of HGI.
Income Taxes. Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and the character of our income. For Fiscal 2013, we recorded income tax expense, representing an effective tax rate of 158.3% which was primarily driven by: (i) the profitability of FGL’s life insurance business; (ii) pre-tax losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock with no tax benefit; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the United States due to its tax loss position.  Partially offsetting these factors was a partial release of U.S. valuation allowances as a result of a recent acquisition by Spectrum Brands.
Net operating loss (“NOL”) and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to valuation allowances, as we concluded that all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period.
For Fiscal 2012, we recorded an income tax benefit despite pretax income, representing an effective tax rate of (335.8)%, primarily as a result of: (i) the net reversal of $142.1 million of valuation allowance principally related to our assessment of the amount of FGL’s deferred tax assets that are more-likely-than-not realizable; and (ii) a $41.0 million gain on a contingent purchase price reduction receivable that is not taxable. Partially offsetting these factors were: (i) $156.6 million of expense for the increase in fair value of the equity conversion feature of preferred stock, for which no tax benefit is available; (ii) deferred income tax expense related to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes; and (iii) U.S. and foreign taxes on remitted and unremitted foreign income.
For Fiscal 2011, our effective tax rate of 87.4% was higher than the United States Federal statutory rate of 35% principally due to (i) deferred income tax expense due to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes, and (ii) U.S. and foreign tax expense on remitted income from certain foreign jurisdictions. Partially offsetting these factors was (i) a $158.3 million bargain purchase gain from the FGL acquisition, for which no tax provision is necessary, and (ii) the reversal of $30.0 million of valuation allowance based on our reassessment of the amount of FGL’s deferred tax assets that we determined are more-likely-than-not realizable.
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of Spectrum Brands and Salus attributable to the noncontrolling interest not owned by HGI. Such amount varies in relation to Spectrum Brands’ and Salus’ net income or loss for the period and the percentage interest not owned by HGI, which was 40.8%, 42.6%, and 46.9% for Spectrum Brands, and 7.7%, 0.0% and 0.0% for Salus, respectively, as of September 30, 2013, 2012 and 2011.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%, (ii) a quarterly non-cash principal accretion at an annualized rate of 4% through March 31, 2012, that was reduced to 2% for the remainder of Fiscal 2012, and which was further reduced to a zero rate of accretion on September 30, 2012, since we achieved a specified rate of growth measured by the increase in the value of HGI’s net assets (the “Preferred Stock NAV”) calculated in accordance with the certificates of designation of the Preferred Stock, and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs. The decrease in the Preferred Stock dividends and accretion for Fiscal 2013 compared to Fiscal 2012 is due to the quarterly non-cash principal accretion rate decreasing from 4% in Fiscal 2012 to a zero rate of accretion for Fiscal 2013. The increase in the Preferred Stock dividends and accretion for Fiscal 2012 compared to Fiscal 2011 is due to the additional dividends and accretion related to the full period effect in Fiscal 2012 of our Series A-2 Preferred Stock issued in August 2011 and our Series A Preferred Stock issued in May 2011, partially offset by the decrease in the quarterly non-cash principal accretion rate from 4% to 2% midway through Fiscal 2012.
For purposes of determining the Preferred Stock accretion amount, we calculate the Preferred Stock NAV in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of September 30, 2013, calculated in accordance with the certificates of designation, was approximately $2.1 billion. This calculation results in no quarterly non-cash accretion for the first half of Fiscal 2014, although it could increase to an annualized rate of 2% or 4% in subsequent periods if the performance of the Preferred Stock NAV declines.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2013	2012	2011	2013 compared to 2012	2012 compared to 2011

Net consumer product sales	$4,085.6	$3,252.4	$3,186.9	$833.2	$65.5
Consumer products cost of goods sold	2,695.3	2,136.8	2,058.0	558.5	78.8
Consumer products gross profit	1,390.3	1,115.6	1,128.9	274.7	(13.3)
Selling, acquisition, operating and general expenses	961.3	750.1	843.3	211.2	(93.2)
Amortization of intangibles	77.8	63.7	57.7	14.1	6.0
Operating income (loss) - Consumer Products segment	$351.2	$301.8	$227.9	$49.4	$73.9
Revenues. Net consumer products sales for Fiscal 2013 increased $833.2 million, or 25.6%, to $4,085.6 million from $3,252.4 million for Fiscal 2012. The increase was primarily due to sales from the Hardware Acquisition. In addition, and to a lesser extent, sales benefited from an increase in pet supplies as a result of increased companion animal sales, an increase in electric personal care products due to new innovative products and additional distribution channels, increased home and garden product sales due to favorable fall weather, and the full period impact of the FURminator acquisition completed in December of 2011. The increases were offset in part by the planned exit of marginally profitable small appliances products, the ongoing, negative impact of a one-time shaving and grooming category shelf space reduction at a major retailer, and the negative impact of foreign currency on Spectrum Brands’ consumer batteries.
Net consumer products sales for Fiscal 2012 increased $65.5 million, or 2.1%, to $3,252.4 million from $3,186.9 million for the Fiscal 2011. The increase was primarily due to sales contributed by the Black Flag and FURminator acquisitions, improvements in distribution in our pet supplies and home and garden control product product lines, and improved shelf space and prices in our consumer batteries product line, offset by negative foreign exchange impacts on Spectrum Brands’ consumer batteries, small appliances and pet supplies product lines.
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal			Increase (Decrease)
Product line net sales	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Consumer batteries	$931.7	$948.6	$953.3	$(16.9)	$(4.7)
Small appliances	740.3	771.6	777.8	(31.3)	(6.2)
Hardware and home improvement products	869.6	—	—	869.6	—
Pet supplies	621.8	615.5	578.9	6.3	36.6
Home and garden control products	390.5	387.0	353.9	3.5	33.1
Electric shaving and grooming products	276.8	279.5	274.6	(2.7)	4.9
Electric personal care products	254.9	250.2	248.4	4.7	1.8
Total net sales to external customers	$4,085.6	$3,252.4	$3,186.9	$833.2	$65.5
Consumer products cost of goods sold / Consumer products gross profit. Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for Fiscal 2013 was $1,390.3 million compared to $1,115.6 million for Fiscal 2012. The increase in gross profit was driven by the Hardware Acquisition which contributed $273.0 million in gross profit. Gross profit margin for the Fiscal 2013 decreased to 34.0% from 34.3% in Fiscal 2012. The slight decrease in gross profit margin was driven by a $31.0 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which offset improvements to gross profit resulting from the exit of low margin products in Spectrum Brands’ small appliances product line.

Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for Fiscal 2012 was $1,115.6 million compared to $1,128.9 million for Fiscal 2011. Gross profit margin for the Fiscal 2012 decreased to 34.3% from 35.4% in Fiscal 2011. The decrease in consumer products gross profit and gross profit margin for Fiscal 2012 was driven by $36.0 million of negative foreign exchange impacts, a $17.0 million increase in commodity prices and higher costs for sourced goods, primarily from Asia, a $12.0 million increase in costs due to changes in product mix and a $2.0 million increase in restructuring and related charges. These factors contributing to the decline in gross profit were tempered by increased organic sales which contributed $31.0 million of gross profit and Fiscal 2012 acquisitions which contributed $23.0 million of gross profit.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $211.2 million, or 28.2%, to $961.3 million for Fiscal 2013, from $750.1 million for Fiscal 2012. The $211.2 million increase in Spectrum Brands’ selling, operating and general expenses is principally due to the Hardware Acquisition which accounted for $178.7 million in operating expenses and led to a $17.3 million increase in acquisition and integration related charges. In addition, Spectrum Brands incurred a $14.0 million increase in restructuring and related charges, and an increase in stock compensation expense of $15.0 million tempered by $7.0 million in savings from cost reduction initiatives and positive foreign exchange impacts of $4.0 million.
Selling, acquisition, operating and general expenses for Fiscal 2012 decreased by $93.2 million to $750.1 million from $843.3 million during Fiscal 2011. The $93.2 million decrease in operating expenses for Fiscal 2012 versus Fiscal 2011 was driven by synergies recognized subsequent to the merger of $25.0 million, decreased asset impairment charges of $32.5 million, decreased acquisition and integration charges of $5.5 million, positive foreign exchange impacts of $20.0 million and savings from cost reduction initiatives.
Amortization of intangibles. For Fiscal 2013, amortization of intangibles increased $14.1 million, or 22.1%, to $77.8 million from $63.7 million for Fiscal 2012. For Fiscal 2012 amortization of intangibles increased $6.0 million from $57.7 million in Fiscal 2011. The increases in Fiscal 2013 and Fiscal 2012 were primarily due to an increase in amortization of intangibles acquired as part of the Hardware Acquisition in Fiscal 2013, and the Black Flag and FURMinator acquisitions in Fiscal 2012.
Spectrum Brands expects an increase in amortization of intangibles in future periods due to additional amortizable definite-lived intangibles acquired as part of business acquisitions within our Consumer Products segment (see Note 4, Acquisitions, in the accompanying Consolidated Financial Statements for further detail.)

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2013	2012	2011	2013 compared to 2012	2012 compared to 2011

Insurance premiums	$58.8	$55.3	$39.0	$3.5	$16.3
Net investment income	715.5	716.2	369.8	(0.7)	346.4
Net investment gains (losses)	511.6	410.0	(166.9)	101.6	576.9
Insurance and investment product fees and other	62.5	40.3	48.9	22.2	(8.6)
Total Insurance segment revenues	1,348.4	1,221.8	290.8	126.6	931.0
Benefits and other changes in policy reserves	531.8	777.4	247.6	(245.6)	529.8
Acquisition, operating and general expenses, net of deferrals	111.4	123.9	95.8	(12.5)	28.1
Amortization of intangibles	182.3	160.6	(11.1)	21.7	171.7
Total Insurance segment operating costs and expenses	825.5	1,061.9	332.3	(236.4)	729.6
Operating income - Insurance segment	$522.9	$159.9	$(41.5)	$363.0	$201.4

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
For Fiscal 2013, premiums increased $3.5 million, or 6.3%, to $58.8 million from $55.3 million for Fiscal 2012, primarily due to the partial rescission of a coinsurance agreement which resulted in the return of $4.5 million of premiums previously ceded. Premiums for Fiscal 2012 are not comparable to the Fiscal 2011 premiums of $39.0 million which reflect only the approximate six month period subsequent to the FGH acquisition on April 6, 2011.
Net investment income. For Fiscal 2013, net investment income decreased $0.7 million, or 0.1%, to $715.5 million from $716.2 million for Fiscal 2012. Investment income has been impacted by FGH’s decision in Fiscal 2012 to be defensive with its investment portfolio, given the interest rate environment, by continuing to reduce the credit and interest rate risk exposures in the portfolio, and to shorten the duration of the portfolio relative to its liabilities. In addition, FGH sold certain investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during Fiscal 2012 through the first half of Fiscal 2013. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. FGH began reinvesting the sales proceeds during the second quarter of Fiscal 2013 and saw a substantial increase in its earned yield during the second half of Fiscal 2013. However the average yield earned remained below the average yield earned for Fiscal 2012.
Average invested assets (on an amortized cost basis) were $16.6 billion, $16.3 billion and $16.7 billion, and the average yield earned on average invested assets was 4.36%, 4.52% and 4.51% (annualized) for the Fiscal 2013, 2012 and 2011, respectively, compared to interest credited and option costs of 3.10%, 3.24% and 3.27% (annualized,) for each such Fiscal year, respectively.

FGH’s net investment spread is summarized as follows (annualized):

	Fiscal
	2013	2012	2011
Average yield on invested assets	4.36%	4.52%	4.51%
Less: Interest credited and option cost	3.10%	3.24%	3.27%
Net investment spread	1.26%	1.28%	1.24%

The decrease in net investment spread for Fiscal 2013 is primarily attributable to the decrease in net investment income during the period as discussed above partially offset by lower interest credited/option costs that resulted in lower crediting rates and a reduction in the cost of equity options hedging the FIA index credits.

Net investment gains (losses). For Fiscal 2013, FGH had net investment gains of $511.6 million compared to net investment gains of $410.0 million for Fiscal 2012. The period over period increase of $101.6 million is primarily due to $342.6 million of net investment gains on fixed maturity and equity available-for-sale securities in Fiscal 2013, compared to net investment gains of $265.3 million for Fiscal 2012. The $77.3 million increase period over period is primarily due to the tax strategy for realization of certain tax-advantaged built-in-gains related to the 2011 acquisition, by selling longer dated investment grade rated bonds at gains. Included in Fiscal 2012 was $30.5 million of gains associated with the asset transfer on October 1, 2011 for the closing of the final transaction-related reinsurance transaction with Wilton Re. The $30.5 million of gains were paid to Wilton Re as part of the initial asset transfer.
The remaining increase was due to an increase in net realized and unrealized gains on long futures and equity options of $23.1 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based and an increase in the number of call options purchased. FGH utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 17% and 31% during Fiscal 2013 and Fiscal 2012, respectively (the percentage noted is a fiscal year over year comparison of the growth of the S&P 500 Index only and does not reflect the change for each option buy date). The increase in the index in Fiscal 2012 created a large change in unrealized gains during the year which was substantially realized during Fiscal 2013 as the options expired. The smaller increase in the index during Fiscal 2013 resulted in a smaller change in unrealized. The increase in the actual amount of call options purchased was due to a change in FGH’s hedging strategy beginning in August 2012 to be more statically hedged, thereby increasing the aggregate amount of call options purchases in subsequent periods. FGH changed its hedging strategy to improve the matching of the movements in its derivative assets and FIA embedded derivative liabilities, which reduced the earnings volatility associated with the dynamic component of its hedging strategy. The increase in call options was also due to sales of the Prosperity Elite product line which was introduced during the fourth quarter of Fiscal 2011.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal			Increase / (Decrease)
	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Call options:
Gain (loss) on option expiration	$131.2	$(53.0)	$(23.2)	$184.2	$(29.8)
Change in unrealized gain (loss)	20.4	153.0	(119.5)	(132.6)	272.5
Futures contracts:
Gain (loss) on futures contracts expiration	17.4	42.6	(21.4)	(25.2)	64.0
Change in unrealized gain (loss)	0.1	3.4	(6.7)	(3.3)	10.1
	$169.1	$146.0	$(170.8)	$23.1	$316.8
The average index credits to policyholders were as follows:

	Fiscal
	2013	2012	2011
S&P 500 Index:
Point-to-point strategy	5.25%	2.68%	4.63%
Monthly average strategy	4.95%	1.84%	4.03%
Monthly point-to-point strategy	4.58%	0.45%	2.69%
3 Year high water mark	23.28%	17.51%	0.04%
For Fiscal 2013 the average credit to contractholders from index credits during the period was 5.07% compared to 1.81% for Fiscal 2012. The credits for Fiscal 2012 were based on comparing the S&P 500 Index on each issue date in Fiscal 2012 to the same issue date in Fiscal 2011. The volatility at different points in these periods created lower overall credits in Fiscal 2012 compared to the consistent double-digit S&P 500 Index growth for those issue dates in Fiscal 2013.
Actual amounts credited to contractholder fund balances may differ from than the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow FGH to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $22.2 million, or 55.1% to $62.5 million, for the Fiscal 2013 from $40.3 million for Fiscal 2012. These increases are primarily due to cost of insurance revenue on new universal life policies issued during the last twelve months and policy rider fees on the Prosperity Elite product line which was introduced during the fourth quarter of the year ended September 30, 2011.
Insurance and investment products fees and other decreased $8.6 million, or 17.6%, to $40.3 million, for Fiscal 2012, from $48.9 million for Fiscal 2011. The decrease in fees is primarily as a result of FGH executing the second acquisition-related reinsurance amendment with Wilton Re, in which it ceded the majority of its indexed universal life insurance block of business to Wilton Re. As a result, the cost of insurance and surrender fees associated with this line of business are now ceded to Wilton Re thus reducing the total amount retained by FGH in Fiscal 2012.
Benefits and other changes in policy reserves. For Fiscal 2013, benefits and other changes in policy reserves decreased $245.6 million, or 31.6%, to $531.8 million, from $777.4 million for Fiscal 2012 principally due to the present value of future credits and guarantee liability which decreased $215.6 million during Fiscal 2013 compared to a $7.0 million increase during Fiscal 2012. The period over period decrease of $222.6 million was primarily driven by the increase in the risk free rates which reduced reserves by $96.8 million during Fiscal 2013 compared to the decrease in rates which increased reserves $39.9 million during Fiscal 2012, a year over year decrease of $136.7 million. Additionally, annual assumption changes were made to the surrender rates, earned rates and future index credits used in the FAS 133 reserve calculation which resulted in a reserve decrease of $84.3 million during the fourth quarter of Fiscal 2013.
Lastly, immediate annuity policy reserves were lower in Fiscal 2013 by $36.3 million. The decrease in reserves was due to a favorable mortality rate experienced on FGH’s immediate annuities. Upon a death, FGH releases the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. To the extent the actual deaths in the period are higher than expected, additional reserves will be released.
For Fiscal 2012, benefits and other changes in policy reserves increased $529.8 million, or 214.0%, to $777.4 million, from $247.6 million for Fiscal 2011. Benefits and other changes in policy reserves for Fiscal 2012 and 2011 include the change in the FIA embedded derivative liability which includes the market value option liability change and the present value of future credits and guarantee liability change. The market value option liability increased $177.9 million and decreased $263.6 million for Fiscal 2012 and 2011, respectively, primarily due to changes in the equity markets during those periods. The present value of future credits and guarantee liability increased $7.0 million and $121.1 million for Fiscal 2012 and 2011, respectively. The increase in Fiscal 2012 was primarily due to lower risk free rates during the year. Fair value accounting for derivative instruments and the embedded derivatives in the FIA contracts creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liability in FGH’s fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options and futures contracts) because the purchased derivatives cover the next annual index period while the embedded derivative liability covers estimated credits over the expected life of the FIA contracts. Additionally, there were index credits, interest credits and bonuses of $382.4 million and $292.0 million, annuity payments of $241.7 million and $126.4 million and policy benefits and other reserve movements of $31.6 million and $28.3 million during Fiscal 2012 and 2011, respectively. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for traditional life insurance products.

	Fiscal			Increase / (Decrease)
	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
FIA market value option liability	$12.2	$177.9	$(263.6)	$(165.7)	$441.5
FIA present value future credits & guarantee liability change	(215.6)	7.0	121.1	(222.6)	(114.1)
Index credits, interest credited & bonuses	572.7	382.4	292.0	190.3	90.4
Annuity Payments	225.2	241.7	126.4	(16.5)	115.3
Other policy benefits and reserve movements	(62.7)	(31.6)	(28.3)	(31.1)	(3.3)
Total benefits and other changes in policy reserves	$531.8	$777.4	$247.6	$(245.6)	$529.8

Acquisition, operating and general expenses, net of deferrals. Acquisition, operating and general expenses, net of deferrals, of the Insurance segment, decreased $12.5 million, or 10.1%, to $111.4 million for Fiscal 2013, from $123.9 million for Fiscal 2012 principally due to the absence of a $31.1 million ceding commission paid to Wilton Re in 2012 primarily related to $30.5 million of investment gains realized on the securities transferred to Wilton Re on the October 17, 2011 effective date of the second acquisition-related reinsurance amendment.
Partially offsetting this year over year decrease was a one-time expense of $10.3 million in relation to the settlement of trail commissions. In September 2013, FGH Insurance agreed to accelerate the payment of trail commissions to Creative Marketing ("Creative"), a long-standing IMO of the Company, to facilitate the purchase of Creative by its management from Aviva USA Corporation (“Aviva”) which closed on October 2, 2013. The $10.3 million accelerated payment of the trail commissions was used by Creative as partial payment of the consideration due to Aviva for the acquisition by management. There is also no claw back provision in the Trail Commission Agreement Amendment that would require Creative to reimburse any portion of this one-time payment for non-performance and/or future obligations therefore the full amount was recognized as expense during the fourth quarter of Fiscal 2013.
Acquisition, operating and general expenses, net of deferrals, of the Insurance segment, increased $28.1 million, or 29.3%, to $123.9 million for Fiscal 2012, from $95.8 million for Fiscal 2011 principally due to the $31.1 million ceding commission paid in Fiscal 2012 referred to above.
Amortization of intangibles. For Fiscal 2013, amortization of intangibles increased $21.7 million, or 13.5%, to $182.3 million from $160.6 million for Fiscal 2012. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). While the increase in the current gross margins driven by the lower embedded derivative liability discussed above increased amortization such increase was partially offset by the increase in future expected gross margins from the change in assumptions and the increased net investment gains, also discussed above. The change in the embedded derivative liability moves with the changes in the market value of the option liability as well as with changes in interest rates. If the current embedded derivative liability increases then future margins increase, as the higher liability amortizes into income over time and vice versa. When future expected margins increase amortization generally slows down and vice versa when the future expected margins decrease. The change in assumptions during the year resulted in an increase in future expected margins and corresponding “unlocking” adjustment, reducing the net amortization in Fiscal 2013. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 13, Goodwill and Intangibles, including DAC and VOBA, net, for additional details.

For Fiscal 2012 and 2011, amortization of intangibles of $160.6 million and $(11.1) million, respectively, includes $174.0 million and $2.0 million of net VOBA amortization based on gross margins and $17.0 million and $1.0 million of DAC amortization.

Partially offsetting these expenses was capitalized accrued interest of $30.0 million and $14.0 million, which increases the VOBA and DAC intangible assets. Strong gross margins during Fiscal 2012 resulted in significant amortization of intangibles. In general, amortization of DAC will increase each period due to the growth in FGH’s annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products, however FGH may experience negative DAC amortization when capitalized accrued interest is greater than the amortization expense. For example, during periods of gross losses, losses are floored at zero for purposes of determining amortization expense. At each period, loss recognition testing is carried out to ensure that DAC and VOBA are recoverable. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in FGH’s FIA business and amortization associated with net realized gains (losses) on investments and net other-than-temporary impairment losses recognized in operations.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment for the fiscal period from inception on February 14, 2013 through September 30, 2013 (in millions):

Fiscal
2013
Oil and natural gas revenues	$90.2
Oil and natural gas direct operating costs	44.0
Oil and natural gas operating margin	46.2
Acquisition, operating and general expenses, net of deferrals	37.1
Impairment of oil and natural gas properties	54.3
Operating loss - Energy segment	$(45.2)
Oil and natural gas production, revenues, and prices Oil and natural gas revenues were $90.2 million for the period from inception to September 30, 2013. The Energy segment’s average sales price was $94.63 per Bbl of oil, $38.11 per Bbl of natural gas liquids, and $3.57 per Mcf of natural gas for the period from inception to September 30, 2013. The Energy segment’s developmental activities in the Permian basin during the period included 14 wells spud and 15 wells completed and turned-to-sales. The production during the period consisted of 14.3 Bcfe from the East Texas/North Louisiana region and 3.8 Bcfe from the Permian basin. The production of the EXCO/HGI JV includes 3.8 Bcfe as a result of the acquisition of the Cotton Valley assets from the BG Group on March 5, 2013.
Direct operating costs and expenses Direct operating costs and expenses consist of oil and natural gas operating costs, gathering and transportation expenses, and production and ad valorem taxes. The Energy segment’s oil and natural gas operating costs for the period from inception to September 30, 2013 were $27.1 million or $1.50 per Mcfe. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. The Energy segment is currently focused on implementing programs to reduce its oil and natural gas operating costs.
Gathering and transportation expenses totaled $7.0 million or $0.39 per Mcfe for the period from inception to September 30, 2013. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses.
For the period from inception to September 30, 2013, production and ad valorem taxes were $9.9 million, or $0.55 per Mcfe. On a percentage of revenue basis, production and ad valorem taxes were 11.0% of gross oil and natural gas sales for the period from inception to September 30, 2013. In Louisiana, where a substantial percentage of the Energy segment’s production is derived, severance taxes are levied on a per Mcf basis. During the period from inception to June 30, 2013, wells that did not have a severance tax holiday were charged a severance tax rate of $0.15 per Mcf. In July 2013, the state of Louisiana decreased their severance tax rate to $0.12 per Mcf.
Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. In Texas, production taxes are based on a fixed percentage of gross value of products sold. Ad valorem tax rates also vary widely. Therefore, the resulting dollar value of production is not sensitive to changes in prices for oil or natural gas, except for holiday exemptions, if any.

Acquisition, operating and general expenses, net of deferrals The Energy segment’s general and administrative costs for the period from inception to September 30, 2013 were $4.9 million, or $0.27 per Mcfe. Significant components of general and administrative expense for the period from inception to September 30, 2013 included (i) service agreement charges of $6.1 million related to accounting, legal, information technology, treasury, engineering, and other costs; (ii) employee personnel costs of $3.1 million, including salaries, bonuses, insurance and other benefits; and (iii) other miscellaneous expenses of $1.6 million including audit fees, legal expenses, and other office expenses. General and administrative costs are reduced by (i) operator overhead reimbursements allocated to the working interest owners of the Energy segment’s operated oil and natural gas properties of $5.3 million; and (ii) capitalized salaries and share-based compensation related to the Energy segment’s oil and natural gas exploration and production activities of $0.6 million.
The Energy segment’s depletion expense for the period from inception to September 30, 2013 was $30.1 million, or $1.67 on a per Mcfe basis. Depletion expense was calculated using the unit-of-production method for the Energy segment’s proved oil and gas properties. The Energy segment’s depreciation expense for the period from inception to September 30, 2013 was $0.9 million. This depreciation relates to gas gathering assets in the East Texas/North Louisiana region. Accretion of discount on asset retirement obligations for the period from inception to September 30, 2013 was $1.2 million.
Impairment of oil and natural gas properties Write-downs of oil and natural gas properties were $54.3 million from inception to the period ended September 30, 2013, primarily due to downward revisions in the oil and natural gas reserves due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.

Summary of key financial data
A summary of key financial data for the period from inception to September 30, 2013 related to our proportionate 74.5% interest in the results of operations of the EXCO/HGI JV reported in the Energy segment is presented below:

For the period from inception to September 30,
(dollars in millions, except per unit prices)	2013
Production:
Oil (Mbbls)	283.0
Natural gas liquids (Mbbls)	300.0
Natural gas (Mmcf)	14,570.0
Total production (Mmcfe) (1)	18,068.0
Average daily production (Mmcfe)	79.2
Revenues before derivative financial instrument activities:
Oil	$26.8
Natural gas liquids	11.4
Natural gas	52.0
Total revenues	$90.2
Oil and natural gas derivative financial instruments:
Loss on derivative financial instruments	$(1.3)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$94.63
Natural gas liquids (per Bbl)	38.11
Natural gas (per Mcf)	3.57
Natural gas equivalent (per Mcfe)	4.99
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.50
Production and ad valorem taxes	0.55
Gathering and transportation	0.39
Depletion	1.67
Depreciation and amortization	0.05
General and administrative	0.27

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Financial Services Segment
Presented below is a table that summarizes the results of operations of our Financial Services Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal
	2013	2012	Increase / (Decrease)

Financial Services segment revenues	$28.9	$8.6	$20.3
Financial Services segment operating costs and expenses	18.5	6.1	12.4
Operating income - Financial Services segment	$10.4	$2.5	$7.9

Financial Services segment revenues and Operating income. Revenues for Fiscal 2013 increased $20.3 million to $28.9 million from $8.6 million in Fiscal 2012. Operating income for Fiscal 2013 increased $7.9 million to $10.4 million, from $2.5 million earned during Fiscal 2012. The increases in revenues and operating income during the year are as a result of an increase in asset-based loans originated and serviced by the operations of Salus to $565.6 million from $181.5 million in Fiscal 2012.

Also contributing to revenues and operating income in Fiscal 2013 was an increase in asset management fees earned from affiliates by the operations of Five Island, a newly formed, wholly-owned asset management company, with up to $0.5 billion, as of September 30, 2013, in assets under management related to the Reinsurance Transaction.

Corporate and Other Segment

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $38.4 million to $91.0 million for Fiscal 2013 from $52.6 million for Fiscal 2012. The $38.4 million increase in corporate expenses for Fiscal 2013 is primarily due to (i) a $9.8 million increase in amortization of unearned stock-based compensation for awards in the current and prior years; (ii) a $9.0 million increase in acquisition-related charges, primarily due to the acquisition of HGI’s interest in the EXCO/HGI JV; (iii) an $8.8 million increase in bonus compensation expense due to the recognition of deferred compensation in the current year from the Fiscal 2012 bonus plan and additional accruals for the Fiscal 2013 bonus plan resulting from exceeding HGI’s net asset value (“Compensation NAV”) targets determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further below); (iv) a $4.0 million increase in the cost of directors and officers insurance; (v) a $2.3 million increase in consultant fees for board advisors and consultants used for such matters as the due diligence of potential target acquisition companies, the implementation of shared services contracts and the compensation committees use of independent advisors, and (vi) a increase in other expenses such as rent, travel, and public relations due to the expansion of our overall operations during Fiscal 2013.
HGI’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. HGI’s operating costs increased by approximately $8.8 million for Fiscal 2013, as compared to the respective comparable prior fiscal periods, as a result of the accrual for these bonus compensation expenses. This increase reflects the underlying performance and growth in the Compensation NAV, which has grown approximately 58% in Fiscal 2013.
Selling, acquisition, operating and general expenses increased by approximately $29.9 million for Fiscal 2012 as a result of increased bonus compensation due to the adoption of the bonus plan at the beginning of Fiscal 2012. These amounts reflect the underlying performance and growth in the Compensation NAV, which grew 73% in Fiscal 2012.
The current results of HGI would result in a mix of cash and equity awards being paid over the next three years if the growth in the 2013 and 2012 Compensation NAV is sustained. If the growth in Compensation NAV is sustained, we expect to recognize approximately $18.5 million of deferred bonus compensation expense in Fiscal 2014 for the Fiscal 2013 bonus plan (of which approximately $11.1 million would be recognized in the form of stock-based compensation expense) and $8.5 million for the 2012 Compensation NAV (of which $6.2 million will be recognized in the form of stock-based compensation expense), subject to clawback provisions if the Compensation NAV for subsequent years does not exceed specified threshold returns. We expect to recognize a further $15.1 million of estimated deferred bonus and stock-based compensation expense for the 2013 Compensation NAV in fiscal periods subsequent to Fiscal 2014.

Non-GAAP Measures
Adjusted EBITDA - Consumer Products. Spectrum Brands believes that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining Spectrum Brands’ debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s US GAAP financial results.
Adjusted EBITDA increased $8.7 million, or 1.3%, to $677.1 million for Fiscal 2013 from $668.4 million for Fiscal 2012 (including pre-acquisition earnings of the Hardware acquisition of $183.1 million.) The increase in Adjusted EBITDA was primarily a result of (i) increased sales, cost improvements and operating expense reductions at Spectrum Brands’ pet supplies product line; (ii) increased sales and cost and operating expense improvements at Spectrum Brands’ home and garden product line; and (iii) a slight improvement in Spectrum Brands’ consumer batteries and small appliances product lines’ profitability driven by the exit of low margin products in the small appliances category. These increases were partially offset by (i) increased cost of goods sold at Spectrum Brands’ pet supplies product line resulting from unfavorable manufacturing variances driven by plant shutdowns during the fourth quarter of Fiscal 2012, and (ii) the decrease in profit resulting from decreased sales, unfavorable product mix and pricing pressures in the U.S. for Spectrum Brands’ consumer batteries and small appliances product lines.
Adjusted EBITDA increased $27.0 million, or 5.9%, to $485.3 million for Fiscal 2012 from $458.3 million for Fiscal 2011. The increase in Adjusted EBITDA was primarily a result of reductions in SG&A expenses at Spectrum Brands, attributable to cost synergies and positive foreign exchange impacts, partially offset by the slight decrease in gross profit resulting from commodity prices and increased costs from sourced goods.
The table below shows the adjustments made to the reported net (loss) income of the consumer products segment to calculate its Adjusted EBITDA:

	Fiscal
Reconciliation to reported net (loss) income:	2013	2012	2011
Reported net (loss) income - consumer products segment	$(55.3)	$48.6	$(75.2)
Add back:
Interest expense	375.6	191.9	208.4
Income tax expense	27.4	60.4	92.3
HHI Business inventory fair value adjustment	31.0	—	—
Intangible asset impairment	—	—	32.0
Pre-acquisition earnings of HHI Business	30.3	183.1	—
Restructuring and related charges	34.0	19.6	28.6
Acquisition and integration related charges	48.4	31.1	37.0
Venezuela devaluation	2.0	—	—
Adjusted EBIT - consumer products segment	493.4	534.7	323.1
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	62.0	40.8	47.1
Amortization of intangibles	77.8	63.7	57.7
Stock-based compensation	43.9	29.2	30.4
Adjusted EBITDA - consumer products segment	$677.1	$668.4	$458.3
Adjusted Operating Income — Insurance. Insurance AOI is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For Fiscal 2013, Insurance AOI increased $163.5 million to $221.4 million, or 282.4%, from $57.9 million for Fiscal 2012. The increase is primarily due annual assumption changes were made to the surrender rates, earned rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $86.5 million during the fourth quarter of Fiscal 2013, net of related DAC and VOBA amortization and unlocking impact. Also contributing to the increase were immediate annuity mortality gains of $36.3 million during Fiscal 2013 caused by large case deaths, as discussed above in benefits and other changes in policy reserves, and the absence of an $11.0 million charge for unclaimed death benefits recorded in Fiscal 2012, discussed below.

For Fiscal 2012, Insurance AOI increased $33.4 million to $57.9 million, or 136.3%, from $24.5 million for Fiscal 2011. Pretax adjusted operating income for Fiscal 2012 was primarily affected by the impact of holding a larger cash balance during the year due to repositioning of the portfolio in advance of FIA surrenders which resulted in lower net investment income as well as the effect of realized gains on fixed maturity securities which are excluded. Additionally, FGL recorded an $11.0 million liability in Fiscal 2012, net of reinsurance, for estimated unreported death claims resulting from a search of the Social Security Administration database that produced a listing of deceased policyholders that died while their policy was in force (see Note 26 to our Consolidated Financial Statements for additional information regarding this charge).
The table below shows the adjustments made to the reported net income before taxes of the insurance segment to calculate Insurance AOI:

	Fiscal
Reconciliation to reported net income before income taxes:	2013	2012	2011
Reported net income before income taxes:	$511.2	$198.5	$114.9
Interest expense	11.5	2.5	1.9
Other expense (income)	0.2	(0.1)	—
Bargain purchase gain from business acquisition	—	—	(158.3)
Gain on contingent purchase price reduction	—	(41.0)	—
Reported operating income - insurance segment	522.9	159.9	(41.5)
Effect of investment gains, net of offsets	(248.0)	(132.4)	(1.0)
Effect of change in FIA embedded derivative discount rate, net of offsets	(53.5)	18.6	43.0
Effects of transaction-related reinsurance	—	11.8	24.0
Adjusted operating income - insurance segment	$221.4	$57.9	$24.5
Insurance AOI is calculated by adjusting the reported insurance segment operating income to eliminate the impact of net investment gains, excluding gains and losses on derivatives and including net other-than-temporary impairment losses recognized in operations, the effect of changes in the rates used to discount the FIA embedded derivative liability and the effects of acquisition-related reinsurance transactions, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate period to period in a manner inconsistent with FGL’s core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of FGL’s operations. Together with reported operating income, we believe Insurance AOI enhances the understanding of underlying results and profitability which in turn provides a meaningful analysis tool for investors.
Non-US GAAP measures such as Insurance AOI should not be used as a substitute for reported operating income. FGL believes the adjustments made to the reported operating income in order to derive Insurance AOI are significant to gaining an understanding of FGL’s results of operations. For example, FGL could have strong operating results in a given period, yet report operating income that is materially less, if during the period the fair value of derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative asset because of non-equity market factors such as interest rate movements. Similarly, FGL could also have poor operating results yet report operating income that is materially greater, if during the period the fair value of the derivative assets increases but the embedded derivative liability increase is less than the fair value change of the derivative assets. FGL hedges FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. The management and board of directors of FGL review Insurance AOI and reported operating income as part of their examination of FGL’s overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on reported operating income. Accordingly, the management and board of directors of FGL perform an independent review and analysis of these items, as part of their review of hedging results each period.
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
Adjusted EBITDA-Energy. EBITDA represents net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA-Energy represents EBITDA adjusted to exclude non-recurring other operating items, accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, and stock-based compensation. The EXCO/HGI JV has presented EBITDA and Adjusted EBITDA-Energy because they are a widely used measure by investors, analysts and rating agencies for valuations, peer comparisons and investment recommendations. In addition, these measures are used in covenant calculations required under our credit agreement. Compliance with the liquidity and debt incurrence covenants included in these agreements is considered material to us. The EXCO/HGI JV’s computations of EBITDA and Adjusted EBITDA-Energy may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others. EBITDA and Adjusted EBITDA-Energy are measures that are not prescribed by generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA-Energy specifically exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, the EXCO/HGI JV encourages investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.
The table below shows the adjustments made to the reported net loss income of the EXCO/HGI JV to calculate its Adjusted EBITDA-Energy:

Fiscal
Reconciliation to reported net loss:	2013
Reported net loss - energy segment	$(56.8)
Interest expense	10.3
Depreciation, amortization and depletion	31.0
EBITDA - energy segment	(15.5)
Accretion of discount on asset retirement obligations	1.2
Non-cash write down of oil and natural gas properties	54.3
Loss on derivative financial instruments	1.3
Cash settlements on derivative financial instruments	(1.8)
Stock based compensation expense	0.1
Adjusted EBITDA - energy segment	$39.6

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
During Fiscal 2013, we received $127.1 million in cash dividends from FGL, Spectrum, the EXCO/HGI JV and Salus ($93.0 million, $22.8 million, $7.5 million and $3.8 million, respectively). The FGL dividend of $93.0 million includes the special dividend of $73.0 million paid out of the proceeds from the $300.0 million aggregate principal amount of the FGL Notes. In addition, we received a benefit, in the form of a purchase price reduction of $22.7 million at the closing of the EXCO/HGI JV as a result of applying an economic effective date of July 1, 2012 to the transaction.
We expect to receive approximately $117.0 million of dividends during fiscal 2014, which along with cash on hand exceeds our expected cash requirements to satisfy our interest and dividend obligations, and general administrative expenses. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses, or make payments on their indebtedness. While we are not obligated to provide such capital, we may determine to do so based on a consideration of a variety of facts. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources, including from the issuance of debt and/or equity by HGI or our subsidiaries. For example, Front Street Re, Ltd. (“Front Street”), a Bermuda-based reinsurer and wholly-owned subsidiary of ours, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities. HGI and FGL have also committed to provide Salus with capital and financing, in order to engage in asset based lending transactions.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At September 30, 2013, HGI’s corporate cash, cash equivalents and investments were $301.2 million.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HGI. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to retire or refinance our 7.875% Notes, the New Notes, or Preferred Stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2013 through a combination of cash on hand ($207.3 million at September 30, 2013) and cash flows from operations and available borrowings under its ABL revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2014 will be approximately $70.0 million to $75.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested. At September 30, 2013, there are no significant foreign cash balances available for repatriation.

From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

FGL
FGL conducts all its operations through FGH and its insurance subsidiaries. Dividends from its subsidiaries are the principal sources of cash to pay dividends to HGI and to meet its holding company obligations. Other principal sources of cash include sales of assets. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities.
In March 2013, FGH issued $300.0 million aggregate principal amount of its FGL Notes. FGH use some of the proceeds to pay a $75.0 million dividend, of which $73.0 million was paid to HGI on March 28, 2013.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of September 30, 2013, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

In addition, if FGL’s initial public offering is completed, HGI’s proportion of any dividends paid by FGL will proportionately reduced to match its ownership interest in FGL.

HGI Energy and the EXCO/HGI JV
The EXCO/HGI JV’s primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowing capacity under the EXCO/HGI JV Credit Agreement. While the EXCO/HGI JV believes that the existing capital resources, including cash flows from operations and borrowing capacity under the EXCO/HGI JV Credit Agreement, will be sufficient to conduct its operations in the foreseeable future, there are certain risks arising from the declines in oil, natural gas liquids and natural gas prices that could impact the EXCO/HGI JV’s ability to meet debt covenants in future periods. In particular, the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and exploration expenses (“EBITDAX”), as defined in the EXCO/HGI JV Credit Agreement, is computed using the inception to date annualized computation of EBITDAX. After the first year of the EXCO/HGI JV’s operations, EBITDAX is computed based on the trailing twelve month period. As a result, the EXCO/HGI JV’s ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
The total Fiscal 2013 capital expenditures for the EXCO/HGI JV were $18.1 million. The EXCO/HGI JV utilized one rig in its Permian area primarily targeting the Canyon Sand formation. The EXCO/HGI JV’s capital program also included recompletion projects in North Louisiana targeting the Hosston formation.

The following table presents a proportionate interest in the EXCO/HGI JV’s capital expenditures for the period from inception to September 30, 2013.

From Inception to the Period Ended September 30,
(in millions)	2013
Capital expenditures:
Development capital	$15.9
Gas gathering and water pipelines	0.1
Lease acquisitions and seismic	—
Corporate and other	2.1
Total	$18.1
HGI’s Proportionate 74.5% Share	$13.5

The following table presents HGI’s proportionate interest and the consolidated EXCO/HGI JV’s liquidity and financial position as of September 30, 2013:

	HGI’s Proportionate Interest	EXCO/HGI JV
(in millions)	September 30, 2013	September 30, 2013
Borrowings under the EXCO/HGI JV Credit Agreement	$271.2	$364.0
Cash	18.4	24.7
Net debt	$252.8	$339.3
Borrowing base	$350.2	$470.0
Unused borrowing base (1)	78.6	105.5
Unused borrowing base plus cash (1)	97.0	130.2
(1) Net of $0.4 million and $0.5 million in letters of credit for HGI's proportionate interest and the EXCO/HGI Partnership as of September 30, 2013, respectively.
Events affecting liquidity
The EXCO/HGI JV believes that its capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO/HGI JV Credit Agreement will be adequate to execute the EXCO/HGI JV’s corporate strategies and to meet debt service obligations. However, there are certain risks and uncertainties that could negatively impact the EXCO/HGI JV’s results of operations and financial condition. The borrowing base under the EXCO/HGI JV Credit Agreement is redetermined semi-annually, with the EXCO/HGI JV and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The next borrowing base redetermination for the EXCO/HGI Partnership Credit Agreement is scheduled for the fourth quarter of calendar year 2013 and could result in a reduction to the borrowing base. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact the EXCO/HGI JV’s liquidity and the EXCO/HGI JV may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, the EXCO/HGI JV is carefully monitoring its capital budget and may implement further initiatives to provide additional liquidity. These initiatives include suspending distributions to partners for the first half of Fiscal 2014 in order to focus on reducing outstanding borrowings.
As of September 30, 2013, the HG Energy’s consolidated debt was $271.2 million which consisted of its proportionate share of the EXCO/HGI JV Credit Agreement. The total borrowings under the EXCO/HGI JV Credit Agreement were $364.0 million and the borrowing base was $470.0 million. The agreement contains certain restrictions that require that the EXCO/HGI JV maintain certain financial covenants.
As of September 30, 2013, the EXCO/HGI JV was in compliance with each of the financial covenants under the EXCO/HGI JV Credit Agreement.

In addition to the borrowings under the EXCO/HGI Energy JV Credit Agreement, HGI Energy has obligations to affiliated entities of $100.0 million. HGI Energy is in compliance with covenants under these notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.
Derivative financial instruments
The EXCO/HGI JV uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. The EXCO/HGI JV does not designate these instruments as hedging instruments for financial accounting purposes and, as a result, the EXCO/HGI JV recognizes the change in the respective instruments’ fair value in earnings. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net losses of $1.3 million from inception to the period ended September 30, 2013. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The EXCO/HGI JV’s production is generally sold at prevailing market prices. However, the EXCO/HGI JV periodically enters into oil and natural gas derivative contracts for a portion of its production when market conditions are deemed favorable and oil and natural gas prices exceed the EXCO/HGI JV’s minimum internal price targets.
The EXCO/HGI JV’s objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with the EXCO/HGI JV’s operations. These transactions limit the EXCO/HGI JV’s exposure to declines in prices, but also limit the benefits the EXCO/HGI JV would realize if commodity prices increase.
The EXCO/HGI JV’s total cash settlements from inception to the period ended September 30, 2013 were net payments of $1.8 million, which decreased its realized price by $0.10 per Mcfe. The following table presents the EXCO/HGI JV’s natural gas equivalent prices, before and after the impact of the cash settlement of its derivative financial instruments.

From Inception to the Period Ended September 30,
Average realized pricing:	2013
Natural gas equivalent per Mcfe	$4.99
Cash settlements on derivative financial instruments, per Mcfe	(0.10)
Net price per Mcfe, including derivative financial instruments	$4.89
As of September 30, 2013, the EXCO/HGI JV had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
Swaps:
Remainder of 2013	5,141.0	$3.72	103.0	$94.05
2014	10,877.0	$4.14	272.0	$91.87
The EXCO/HGI JV’s natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

Financial Condition
As of September 30, 2013 and September 30, 2012, the Company’s investment portfolio was approximately $16.5 billion and $16.9 billion, respectively, and was divided among the following asset classes (dollars in millions):

	September 30, 2013		September 30, 2012
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,523.1	9.3%	$1,027.9	6.1%
Commercial mortgage-backed securities	454.4	2.8%	553.8	3.3%
Corporates	9,418.3	57.2%	11,009.0	65.1%
Equities (a)	352.5	2.1%	394.9	2.3%
Hybrids	428.8	2.6%	528.2	3.1%
Municipals	1,007.0	6.1%	1,224.0	7.2%
Agency residential mortgage-backed securities	98.6	0.6%	155.0	0.9%
Non-agency residential mortgage-backed securities	1,368.0	8.3%	660.6	3.9%
U.S. Government	1,001.8	6.1%	930.4	5.5%
Derivatives	221.8	1.3%	200.7	1.2%
Asset-based loans	560.4	3.4%	180.1	1.1%
Other (primarily policy loans and other invested assets)	31.2	0.2%	53.8	0.3%
Total investments	$16,465.9	100.0%	$16,918.4	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($226.3 million and $208.4 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($44.6 million and $39.7 million, respectively).
The types of assets in which our subsidiary FGH may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, FGH invests in assets giving consideration to three primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; and (iii) preserve capital.
FGH’s investment portfolio is designed to contribute a stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
Fixed Maturity Securities
Insurance statutes regulate the type of investments that FGH’s life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and FGH’s business and investment strategy, FGH generally seeks to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.
 As of September 30, 2013 and September 30, 2012, FGH’s fixed maturity available-for-sale portfolio was approximately $15.3 billion and $16.1 billion, respectively. The increase in B and below investments from September 30, 2012 to September 30, 2013 is primarily due to the acquisition of certain non-agency mortgage-backed securities (“RMBS”), which carry a NAIC 1 designation.
The following table summarizes the credit quality, by NRSRO rating, of FGH’s fixed income portfolio (dollars in millions):

	September 30, 2013		September 30, 2012
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,737.9	11.4%	$1,842.3	11.4%
AA	2,423.1	15.8%	2,042.9	12.7%
A	3,791.3	24.8%	4,280.4	26.6%
BBB	5,499.0	35.9%	7,084.0	44.0%
BB (a)	442.2	2.9%	459.0	2.9%
B and below (b)	1,406.5	9.2%	380.3	2.4%
Total	$15,300.0	100.0%	$16,088.9	100.0%

(a) Includes $31.9 million and $61.7 million at September 30, 2013 and September 30, 2012, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,183.0 million and $334.9 million at September 30, 2013 and September 30, 2012, respectively, of non-agency RMBS that carry a NAIC 1 designation.

The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for CMBS. The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper, or Alt-A, RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of FGH's RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by FGH which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, FGH presents the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The tables below present FGH's fixed maturity securities by NAIC designation as of September 30, 2013 and September 30, 2012 (dollars in millions):

	September 30, 2013			September 30, 2012
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,157.0	$9,367.6	61.2%	$8,070.1	$8,634.0	53.6%
2	5,352.6	5,369.7	35.1%	6,569.1	7,047.4	43.8%
3	379.5	389.4	2.6%	381.3	386.4	2.4%
4	132.7	133.0	0.9%	8.5	8.8	0.1%
5	34.4	34.3	0.2%	8.2	8.2	0.1%
6	5.9	6.0	—%	3.8	4.1	—%
	$15,062.1	$15,300.0	100.0%	$15,041.0	$16,088.9	100.0%

Subprime and Alt-A Mortgage Exposure
Between 2009 and 2011, FGH actively reduced its exposure to non-agency RMBS holdings where it saw fundamental concerns and prospective impairments. Further, under the terms of the FGL Acquisition, FGH’s insurance subsidiaries sold approximately $1.6 billion of structured assets.
In late 2011 and 2012, following stabilization in the housing market, and a review of the loss severity methodology utilized by the NAIC, which took into account home price appreciation vectors, rather than NRSRO ratings criteria, FGH began to increase exposure to non-agency RMBS securities across the spectrum, including prime, Alt-A, subprime, and option-adjustable rate mortgage securities, where the purchase price was sufficiently low enough to ensure a cushion to an NAIC 1 rating. These investment decisions were driven by rigorous analysis of the underlying collateral, as well as considerations of structural characteristics associated with these positions.
In all cases, FGH has been a buyer of non-agency RMBS securities in the secondary market. FGH does not originate non-agency whole loans, regardless of underlying collateral.

FGH’s investment in non-agency RMBS securities is predicated by the conservative and adequate cushion between purchase price and NAIC 1 rating, favorable capital characteristics, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market. FGH believes the incremental purchases of non-agency RMBS securities brings its asset allocation back more in line with typical life insurance company’s structured exposure.
The fair value of FGH’s investments in subprime and Alt-A RMBS securities was $360.7 million and $394.9 million as of September 30, 2013, respectively, and $233.3 million and $121.6 million as of September 30, 2012, respectively. FGH continues to focus on NAIC 1 and 2 rated investments and has reduced its exposure to NAIC 4 or lower rated investments. The following tables summarize FGH’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2013 and September 30, 2012:

September 30, 2013						September 30, 2012
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	92.5%	AAA	4.8%	2007	21.8%	1	92.5%	AAA	11.0%	2007	21.8%
2	6.0%	AA	2.3%	2006	23.9%	2	5.0%	AA	20.3%	2006	23.9%
3	0.7%	A	8.7%	2005 and prior	54.3%	3	1.6%	A	9.9%	2005 and prior	54.3%
4	0.5%	BBB	3.9%		100.0%	4	0.8%	BBB	0.6%		100.0%
5	0.3%	BB and below	80.3%			5	—%	BB and below	58.2%
6	—%		100.0%			6	0.1%		100.0%
	100.0%						100.0%

ABS Exposure
As of September 30, 2013, the ABS exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 87.2% of all ABS holdings. These exposures, typically rated NAIC 1, are senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of the ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables and home equity-backed securities.
The following tables summarize FGH’s exposure to ABS holdings. The non-CLO exposure represents 12.8% of total ABS assets, or 1.2% of total invested assets. As of September 30, 2013, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $20.4 million and $(1.0) million, respectively.

	September 30, 2013		September 30, 2012
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,328.0	87.2%	$967.0	94.1%
ABS Car Loan	11.7	0.8%	4.6	0.4%
ABS Credit Card	—	—%	10.5	1.0%
ABS Home Equity	68.1	4.5%	—	—%
ABS Other	107.3	7.0%	35.7	3.5%
ABS Utility	8.0	0.5%	10.0	1.0%
Total ABS	$1,523.1	100.0%	$1,027.8	100.0%

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of September 30, 2013 and September 30, 2013 were as follows (dollars in millions):

	September 30, 2013				September 30, 2012
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	18	$758.9	$(4.0)	$754.9	6	$0.9	$(0.2)	$0.7
United States Government sponsored agencies	17	10.1	(0.2)	9.9	10	7.3	(0.1)	7.2
United States municipalities, states and territories	71	518.5	(40.8)	477.7	18	72.2	(1.1)	71.1
Corporate securities:
Finance, insurance and real estate	170	1,867.9	(84.2)	1,783.7	31	241.7	(4.9)	236.8
Manufacturing, construction and mining	48	537.1	(36.0)	501.1	10	95.6	(3.0)	92.6
Utilities and related sectors	73	546.8	(19.2)	527.6	7	48.5	(0.4)	48.1
Wholesale/retail trade	45	362.9	(13.6)	349.3	7	59.1	(1.3)	57.8
Services, media and other	50	513.7	(32.1)	481.6	4	21.9	(0.4)	21.5
Hybrid securities	6	55.3	(3.3)	52.0	8	130.7	(9.6)	121.1
Non-agency residential mortgage-backed securities	85	408.5	(13.4)	395.1	26	119.0	(4.3)	114.7
Commercial mortgage-backed securities	10	33.0	(1.6)	31.4	9	13.9	(2.4)	11.5
Asset-backed securities	56	416.0	(5.2)	410.8	17	178.9	(1.6)	177.3
Equity securities	17	161.1	(10.3)	150.8	3	45.8	(1.3)	44.5
	666	$6,189.8	$(263.9)	$5,925.9	156	$1,035.5	$(30.6)	$1,004.9

The gross unrealized loss position on the portfolio as of September 30, 2013, was $263.9 million, an increase of $233.3 million from $30.6 million at September 30, 2012. The following is a description of the factors that FGH believes caused the increase in the gross unrealized loss. Through September 30, 2013, Treasury yields climbed as concerns about the cessation of Federal Reserve stimulus affected market participants. Bond mutual fund flows turned sharply negative in the last months of the quarter, and fixed income security prices declined accordingly. Longer dated assets, such as municipal bonds, were particularly affected and account for $40.8 million of the unrealized loss position; to date, this sector has not seen material price movements and FGH views the recent price action in municipal bonds as largely interest-rate related.
FGH's municipal bond exposure is a combination of general obligation bonds (fair value of $323.7 million and an amortized cost of $322.9 million) and special revenue bonds (fair value of $757.1 million and amortized cost of $748.2 million). Across all municipal bonds, the largest issuer represented 8.27% of the category, and the largest single municipal bond issuer represents less than 0.60% of the entire portfolio and is rated NAIC 1. FGH's focus within municipal bonds is on NAIC 1 rated instruments, and 97.2% of the municipal bond exposure is rated NAIC 1. FGH has no exposure to troubled municipalities including the City of Detroit.
Finance and finance-related corporates and hybrids remain the largest component of the $263.9 million unrealized loss position. FGH views the increase in the unrealized loss position as a function of higher Treasury yields. The unrealized loss position in non-agency RMBS increased from $4.3 million as of September 30, 2012 to $13.4 million as of September 30, 2013 as the risk tradeoff affected more market sensitive asset classes, and as concerns about the strength and duration of the housing recovery affected real estate sensitive assets. These recent developments notwithstanding, FGH continues to see the underlying fundamentals in this asset class as relatively stable, and ultimately, less subject to interest rate volatility. FGH continues to find opportunities in non-agency residential mortgage-backed holdings, generally targeting those securities with NAIC-1 ratings.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2013 and September 30, 2012 , were as follows:

	September 30, 2013				September 30, 2012
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	9	$78.3	$60.9	$(17.4)	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	3	2.6	0.9	(1.7)
Twelve months or greater	1	0.6	—	(0.6)	—	—	—	—
Total investment grade	10	78.9	60.9	(18.0)	3	2.6	0.9	(1.7)

Below investment grade:
Less than six months	1	—	—	—	—	—	—	—
Six months or more and less than twelve months	1	—	—	—	1	0.8	0.5	(0.3)
Twelve months or greater	2	0.4	—	(0.4)	1	—	—	—
Total below investment grade	4	0.4	—	(0.4)	2	0.8	0.5	(0.3)

Total	14	$79.3	$60.9	$(18.4)	5	$3.4	$1.4	$(2.0)

As of September 30, 2013 FGH held (i) ten securities that had unrealized losses greater than 20% that were in an unrealized loss position less than six months, (ii) one security that was in an unrealized loss position greater than six months but less than 12 months and (iii) three securities that were in an unrealized loss position greater than 12 months. This included ten investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $78.9 million and $60.9 million, respectively as well as four securities below investment grade with an amortized cost of $0.4 million.

As of September 30, 2012 FGH held five securities that had unrealized losses greater than 20% that were in an unrealized loss position greater than six months and one security that was in an unrealized loss position greater than 12 months. This included three investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $2.6 million and $0.9 million, respectively, as well as two securities below investment grade with an amortized cost and estimated fair value of $0.8 million and $0.5 million, respectively.
Other-Than-Temporary Impairments and Watch List
FGH has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGH identifies invested assets which have characteristics creating uncertainty as to FGH's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGH reviews not only a change in current price relative to its amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGH evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGH reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGH's watch list. At September 30, 2013 and September 30, 2012, FGH's watch list included only fourteen and five securities, respectively, in an unrealized loss position with an amortized cost of $79.3 million and $3.4 million, unrealized losses of $18.4 million and $2.0 million, and fair value of $60.9 million and $1.4 million, respectively. FGH’s analysis of these securities, which included cash flow testing results, demonstrated the September 30, 2013 and September 30, 2012 carrying values were fully recoverable.

There were six and five structured securities on the watch list to which FGH had potential credit exposure as of September 30, 2013 and September 30, 2012, respectively. FGH's analysis of these structured securities included cash flow testing results which demonstrated the September 30, 2013 and September 30, 2012 carrying values were fully recoverable.
Exposure to European Sovereign Debt
FGH’s investment portfolio had no direct exposure to European sovereign debt as of September 30, 2013 or September 30, 2012. During Fiscal 2013, FGH recorded a loss of $0.9 million on the elimination of its portfolio’s exposure to peripheral European financial institutions by selling bonds issued by Banco Bilbao Vizcaya Argentaria as well as two foreign subsidiaries of Banco Santander, Spain’s largest bank, Banco Santander USA and Banco Santander Chile. During Fiscal 2012, FGH recorded a gain of $3.0 million on the elimination of its portfolio’s exposure to the Italian banking concern Unicredito by selling HVB Funding Trust I and III, which were previously written down due to a change of intent from hold to sell.
Available-For-Sale Securities
For additional information regarding FGH’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of September 30, 2013 refer to Note 5, Investments, to our Consolidated Financial Statements.
Net Investment Income and Net investment gains (losses)
For discussion regarding FGH’s net investment income and net investment gains refer to Note 5, Investments, to our Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding FGH’s concentration of financial instruments refer to Note 3, Significant Risks and Uncertainties, to our Consolidated Financial Statements.
Derivatives
FGH is exposed to credit loss in the event of nonperformance by its counterparties on call options. FGH’s attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.
FGH also holds cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if FGH’s counterparty’s net exposures exceed pre-determined thresholds. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional information regarding FGH’s derivatives and its exposure to credit loss on call options.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Cash provided by (used in):	2013	2012	2011	2013 compared to 2012	2012 compared to 2011

Operating activities	$522.3	$622.5	$155.5	$(100.2)	$467.0
Investing activities	(2,010.8)	(185.6)	532.0	(1,825.2)	(717.6)
Financing activities	1,922.0	(102.7)	192.1	2,024.7	(294.8)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(0.9)	0.9	(3.6)	(1.8)
Net increase in cash and cash equivalents	$429.0	$333.3	$880.5	$95.7	$(547.2)

Operating Activities
Cash provided by operating activities totaled $522.3 million for Fiscal 2013 as compared to cash provided of $622.5 million for Fiscal 2012. The $100.2 million decline was the result of (i) a $169.4 million increase in cash used by the Corporate and Other segment; (ii) a $2.2 million decrease in cash provided by the Consumer Products segment; and (iii) a $2.0 million decrease in cash provided by the Financial Services segment; offset by (i) a $37.2 million increase in cash provided by our new acquisition, the EXCO/HGI JV, in the Energy segment; and (ii) a $36.2 million increase in cash provided by the Insurance segment.
The $169.4 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to (i) a $122.3 million decrease in cash provided from the excess of sales over purchases of trading securities acquired for resale in Fiscal 2013 as compared to Fiscal 2012 and (ii) the non-recurrence in Fiscal 2013 of the return of $49.3 million cash collateral posted for an FGH subsidiary in Fiscal 2012.
The $2.2 million decrease in cash provided by operating activities in the Consumer Products segment was primarily due to a $104.0 million increased use of cash for working capital, $40.0 million higher cash payments for interest primarily due to the financing of the Hardware Acquisition, higher cash payments for income taxes of $11.0 million, and $7.0 million higher cash payments for acquisition and integration related activities. These increases in uses of cash where partially offset by higher earnings of $160.0 million. The $104.0 million increase in cash used for working capital and other items was driven by higher accounts receivable and changes in deferred income taxes, partially offset by changes in accounts payable.
The Insurance segment’s $36.2 million increase in cash provided by operating activities is primarily due to a period over period change of the deferred tax asset of $412.5 million, the non-recurrence in Fiscal 2013 of a $176.8 million cash payment to reinsurers related to the Wilton Re reinsurance transaction and a $41.0 million contingent purchase price reduction both occurring in Fiscal 2012 . Offsetting these increases was a decrease in other operating activities of $297.2 million and a decrease of $228.4 million of interest credited and charges assessed to contractholders in Fiscal 2013.
Cash provided by operating activities totaled $622.5 million for Fiscal 2012 as compared to $155.5 million for Fiscal 2011. The $467 million improvement was the result of a $325.4 million increase in cash provided by FGL, a $99.1 million increase in cash provided by HGI corporate, and a $28.8 million increase in cash provided by Spectrum Brands.
The Insurance segment’s $325.4 million increase in cash provided from operating activities in Fiscal 2012 as compared to Fiscal 2011 was primarily due to a $379.0 million increase in investment income, a decrease of $99.0 million cash used due to lower level of collateral required for equity option derivatives in the current year, a $63.0 million decrease in benefits paid, the return to us of $49.0 million that had been posted as collateral for an FGH subsidiary, a decrease in acquisition related costs of $24.0 million primarily related to the FGH acquisition in Fiscal 2011, and a $12.0 million increase in insurance premiums and investment product fees, all partially offset by a $222.0 million increase in policy acquisition and operating expenses and a $124.0 million increase in transfers of cash to reinsurers relating to reinsurance transactions in the respective periods. The increase in cash provided from FGH’s operating activities is partly due to the inclusion of FGH in our results for the full year in Fiscal 2012 versus only six months in Fiscal 2011. The $63.0 million decrease in benefits paid in Fiscal 2012 is mostly due to the effects of reinsurance transactions entered into in Fiscal 2011 and early Fiscal 2012.
The $99.1 million increase in the Corporate and Other segment in Fiscal 2012 over Fiscal 2011 was primarily due to a $135.8 million increase in excess of sales over purchases of trading securities acquired for resale; and a decrease in the use of cash for working capital of $13.0 million, primarily due to higher accrued expenses.

The $28.8 million increase in cash provided at Spectrum Brands in Fiscal 2012 over Fiscal 2011 was primarily due to an increase of $42.0 million in income before interest, depreciation and amortization and impairment charges, a $12.0 million reduction in cash acquisition, integration and restructuring costs and an $11.0 million decrease in operating cash interest payments, all partially offset by a $21.0 million increased use of cash for working capital, and use of cash for other items totaling $16.0 million. The $21.0 million increase in cash used for working capital and other items was driven by higher inventories, partially offset by lower accounts receivable, higher accounts payable and higher accrued salaries and employee benefit obligations.
Investing Activities
Cash used in investing activities was $2,010.8 million for Fiscal 2013, as compared to cash used of $185.6 million for Fiscal 2012. The $1,825.2 million increase in cash used by investing activities is principally due to (i) an increase in net cash used in acquisitions of $1,829.7 million, (ii) an increase in cash used to originate $205.1 million, net, of asset-based loans in Fiscal 2013 and (iii) a $257.4 million increase in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGH. The $1,829.7 million increase in net cash used from acquisitions relates primarily to (i) the $1,351.1 million, net of cash acquired, acquisition of the HHI Business, including TLM Taiwan; (ii) the $48.8 million acquisition of Shaser; and (iii) the $517.5 million, net of cash acquired, and $97.4 million acquisitions of our equity interests in the EXCO/HGI JV and the shallow Cotton Valley oil and natural gas properties, in Fiscal 2013, as compared to (i) the $139.4 million of net cash used from the acquisition of FURminator, Inc., net of cash acquired, and (ii) the $43.8 million acquisition of Black Flag, net of cash acquired, in Fiscal 2012.
Cash used in investing activities was $185.6 million for Fiscal 2012, as compared to cash provided of $532.0 million for Fiscal 2011. The $717.6 million increase in cash used by investing activities is principally due to a increase in net cash used for acquisitions of $869.5 million, cash used by Salus in originating $181.5 million of asset-based loans in Fiscal 2012 and the non-recurrence of a $7.0 million cash inflow related to the sale of assets held for sale in Fiscal 2011, all partially offset by a $343.1 million increase in cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally due to a reduction of investment purchases with excess cash at HGI corporate. The $869.5 million increase in net cash used for acquisitions relates to the $139.0 million, net of cash acquired, acquisition of FURminator, Inc., and the $43.8 million acquisition of Black Flag in Fiscal 2012, as compared to the $695.5 million of net cash provided from the acquisition of FGH and the $10.5 million of cash used in the acquisition of Seed Resources, Inc., net of cash acquired, in Fiscal 2011.
Financing Activities
Cash provided by financing activities was $1,922.0 million for Fiscal 2013 compared to cash used of $102.7 million for Fiscal 2012. The $2,024.7 million increase in cash used by financing activities was primarily related to (i) a $3.9 billion increase in cash provided from the proceeds of issuances of debt, (ii) a $300.3 million increase in cash provided, primarily from the EXCO/HGI Credit Agreement, (iii) an $7.9 million decrease in cash used to purchase Spectrum Brands’ common stock by HGI; offset by (i) the increased use of cash of $1,083.9 million, net, for repayment of debt, (ii) an increase in cash used of $411.6 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGH, (iii) $18.4 million cash used on tax withholding payments for vested restricted stock awards, (iv) $12.3 million cash used to repurchase some of the Company outstanding common stock, and (v) a $1.7 million increase in cash used for dividends paid by HGI on its Preferred Stock. The $1,083.9 million, net, increase use of cash for repayment of debt is primarily as a result of (i) the $1,061.3 million repayment of Spectrum Brands’ 9.5% Notes, including a bond call/tender premium, (ii) the $545.9 million repayment of the 10.625% Notes by HGI, including a bond call/tender premium, and (iii) the $370.2 million repayment by Spectrum Brands of its former term loan facility in Fiscal 2013; offset by cash used in Fiscal 2012 of $524.6 million to repay Spectrum Brands’ 12% Notes, an FGH surplus note, and other term debt (as discussed for Fiscal 2012 below.)
Cash used in financing activities was $102.7 million for Fiscal 2012 compared to cash provided of $192.1 million for Fiscal 2011. The $294.8 million decrease in cash provided by financing activities was primarily related to (i) a $386.0 million decrease in cash provided from the proceeds of our Preferred Stock issuances in Fiscal 2011, (ii) the increased use of cash of $294.1 million, net, relating to the $270.1 million repayment in Fiscal 2012 of the 12% Notes by Spectrum Brands, including a bond call/tender premium, and $254.2 million of other debt obligations including a $95.0 million surplus note payable of FGL, compared to the $230.5 million of term loan repayments, including prepayment penalties in Fiscal 2011, (iii) $85.0 million of cash used to repurchase Spectrum Brands’ common stock by both HGI and Spectrum Brands, (vi) $31.7 million of dividends paid by HGI on its Preferred Stock, and (v) a $23.6 million dividend paid by Spectrum Brands to noncontrolling interests, all partially offset by a $525.9 million decrease in cash used for redemptions and benefit payments on, net of issuances of, investment contracts including annuity and universal life insurance contracts by FGH.

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
As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining 10.625% Notes on or about the call date of the Satisfaction and Discharge on December 21, 2012. We have a contingent obligation for payment of the 10.625% Notes were the trustee to default on its payment obligations. We believed the risk of such default is remote and therefore had not recorded a related liability. The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, we recorded $58.9 million of charges to “Interest expense” in the Consolidated Statements of Operations for the year ended September 30, 2013, consisting of $45.7 million cash charges for fees and expenses related to the Tender Offer, $0.2 million cash charges related to the Satisfaction and Discharge and $13.0 million of non-cash charges for the write down of debt issuance costs and net unamortized discount.
The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5 million. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019, but if our Preferred Stock has not been redeemed, repurchased or otherwise retired prior to May 13, 2018; then, the 7.875% Notes will mature on May 13, 2018. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, FGL, Front Street, FS Holdco and HGI Funding LLC) and our directly held cash and investment securities.
In connection with the 7.875% Note offering we recorded $20.0 million of fees during the year ended September 30, 2013. These fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
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
The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as FGL and HGI Funding LLC. At September 30, 2013, we were in compliance with all covenants under the indenture governing the 7.875% Notes.
In July 2013, we issued $225.0 million aggregate principal amount of additional 7.875% Notes under the same Indenture governing the 7.875% Notes issued in December 2012. The New Notes were priced at 101.50% of par plus accrued interest from July 15, 2013. In connection with the New Notes offering we recorded $5.1 million of fees during the year ended September 30, 2013. These fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the New Notes.
Spectrum Brands
At September 30, 2013, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $1,744.7 million under the Term Loan, with $850.0 million maturing on September 4, 2017, $300.0 million maturing September 4, 2019, and $594.7 million maturing December 17, 2019 ; (ii) $520.0 million under the 6.375% Notes, maturing November 15, 2020; (iii) $570.0 million under the 6.625% Notes, maturing November 15, 2022; (iv) $300.0 million under the 6.75% Notes, maturing March 15, 2020; and (v) $0.0 million under the ABL Facility, expiring May 3, 2016 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, and the 6.75% Notes, the “Senior Credit Facilities”).

At September 30, 2013, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the “ABL Credit Agreement”).
See Note 16, Debt, to our Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during Fiscal 2013.
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $155.6 million in the aggregate. This includes $33.2 million in the aggregate under the 6.375% Notes, $37.8 million in the aggregate under the 6.625% Notes, and approximately $20.3 million in the aggregate under the 6.75% Notes. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at September 30, 2013, this also includes interest under the Term Loan of approximately $64.3 million. Interest on the 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
FGL
In March 2013, FGH issued $300.0 million of its 6.375% aggregate principal amount senior notes, due April 1, 2021, at par value. FGH used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.
On April 7, 2011, a wholly-owned reinsurance subsidiary of FGH issued a $95.0 million surplus note to the prior owner of FGH. The surplus note was issued at par and carried a 6% fixed interest rate. The note had a maturity date which was the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The note was settled on October 17, 2011 at face value without the payment of interest.
EXCO/HGI JV
At September 30, 2013, our proportion of the aggregate amount outstanding under the EXCO/HGI JV Credit Agreement was $271.2 million. See the discussion above, and in Note 16, Debt, to our Consolidated Financial Statements, for additional information regarding the EXCO/HGI JV’s debt activity during Fiscal 2013. None of us, HGI Energy or EXCO are guarantors or otherwise responsible for the payment of indebtedness under the EXCO/HGI JV Credit Agreement.

Equity Financing Activities
During Fiscal 2013, we granted restricted stock awards representing approximately 3.3 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $28.3 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
Also during Fiscal 2013, the HCP Stockholders sold 23.0 million of our shares of common stock, par value of $0.01 per share, in a secondary offering to the public, at a price of $7.50 per share, pursuant to an effective shelf registration statement on Form S-3. We did not sell any shares in the offering and will not receive any of the proceeds from the sale of the shares by hte HCP Stockholders.
From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise. During Fiscal 2013 we repurchased 1,700.0 thousand of our outstanding common stock from the HCP Stockholders, under our share repurchase program.

Series A and Series A-2 Participating Convertible Preferred Stock
On May 13, 2011 and August 5, 2011, we issued 280 thousand shares of Series A Preferred Stock and 120 thousand shares of Series A-2 Preferred Stock, respectively, in private placements for total gross proceeds of $400 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in the Preferred Stock NAV. As previously discussed, such rate was reduced from 4% to 2% effective April 1, 2012, and then again from 2% to 0% effective September 30, 2012. The accretion rate is expected to remain at zero in future periods, but is subject to adjustment back to 2% or 4% at each future semi-annual re-evaluation date based on the level of the Preferred Stock NAV. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.
During Fiscal 2013 the Company received, and duly executed, requests to convert a total of 6 thousand shares of Series A-2 Preferred Stock, resulting in the issuance of 852 thousand shares of the Company’s common stock.
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
After May 13, 2014, we may force the conversion of the Preferred Stock into shares of our common stock if the thirty day volume weighted average price of shares of our common stock (“VWAP”) and the daily VWAP exceed 150% of the then applicable Conversion Price for at least twenty trading days out of the thirty trading day period used to calculate the thirty day VWAP. In the event of a forced conversion, the holders of Preferred Stock will have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for our common stock are not achieved. In addition, for so long as CF Turul LLC, an affiliate of Fortress Investment Group LLC (the “Fortress Purchaser”) owns sufficient combined voting power (through ownership of Preferred and shares of our common stock) to entitle it to nominate directors to our Board or appoint observers (as described below) or exercise certain consent rights, our ability to force conversion of the Preferred Stock is limited such that after any such conversion the Fortress Purchaser will have the right to retain one share of Preferred Stock, enabling it to continue to exercise its right to nominate directors, appoint observers or exercise consent rights associated with the Preferred Stock, but such Preferred Stock will have no other rights or preferences. Once the Fortress Purchaser ceases to own sufficient combined voting power to exercise these rights, the retained share of Preferred Stock will be automatically canceled.
In the event of our liquidation or wind up, the holders of Preferred Stock will be entitled to receive per share the greater of (i) 150% of the Purchase Price, plus any accrued and unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into shares of our common stock immediately prior to the liquidation or winding up.
Prior to May 13, 2016 with respect to the Series A Preferred Stock, and prior to August 5, 2016 with respect to the Series A-2 Preferred Stock, subject to meeting certain ownership thresholds, certain Preferred Stock Purchasers will be entitled to participate, on a pro-rata basis in accordance with their ownership percentage, determined on an as converted basis, in issuances of equity and equity linked securities by us. In addition, subject to meeting certain ownership thresholds, certain Preferred Stock Purchasers will be entitled to participate in issuances of preferred securities and in debt transactions.
Consent of the holders of Preferred Stock, and in certain cases Fortress individually, is required before any fundamental change can be made to the Preferred Stock, or any material action can be taken with respect thereto.
Subject to certain approval from certain insurance regulatory authorities, so long as the Fortress Purchaser owns at least 50% of the Preferred Stock purchased on the initial preferred stock issuance date or 10% of our outstanding shares of common stock on an as converted basis, the Fortress Purchaser will have the right to appoint one director, or observer to our board of directors (“Board”), any committee of our Board (except for any special committee formed to consider a related party transaction involving the Fortress Purchaser), and the board of any of our wholly owned subsidiaries on which it does not have a director. Upon a specified breach event (described below) the size of our Board will be increased by one or two directors, depending on whether the Fortress Purchaser has appointed a director to our Board prior to such breach. The Fortress Purchaser, or a majority of Preferred Stock Purchasers if the Fortress Purchaser at that time owns less than a threshold amount, in either shares of our common stock or Preferred Stock, will have the right to appoint one or two directors, reasonably acceptable to our Board.
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

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions). The table excludes certain other obligations that have been reflected on our Consolidated Balance Sheet as of September 30, 2013 included in this report.

	Payments Due by Period
	Total	2014	2015 to 2016	2017 to 2018	After 2018
Annuity and universal life products (a)	$19,062.7	$1,898.5	$3,673.1	$2,927.7	$10,563.4
Debt, excluding capital lease obligations (b)	4,909.7	102.9	157.0	954.8	3,695.0
Interest payments, excluding capital lease obligations (b)	1,756.3	275.1	538.1	500.9	442.2
Capital lease obligations (c)	109.0	8.3	16.5	13.1	71.1
Operating lease obligations (d)	185.8	41.7	64.5	41.2	38.4
Employee benefit obligations (e)	125.5	10.7	21.6	24.2	69.0
Letters of credit (f)	37.2	31.8	5.4	—	—
Unfunded asset-based lending commitments (g)	190.4	13.7	110.1	66.6	—
Other liabilities (h)	0.6	0.3	0.3	—	—
Total contractual obligations	$26,377.2	$2,383.0	$4,586.6	$4,528.5	$14,879.1

(a)
Consists of projected payments through the year 2030 that FGL is contractually obligated to pay to annuity and universal life policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on historical experience, but actual amounts will differ.

(b)	For more information concerning debt, see Note 16 to our Consolidated Financial Statements.

(c)	Capital lease payments due by fiscal year include executory costs and imputed interest.

(d)	For more information concerning operating leases, see Note 26 to our Consolidated Financial Statements.

(e)
Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans through fiscal year 2023 based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 20 to our Consolidated Financial Statements.

(f)	Consists entirely of standby letters of credit that back the performance of certain entities under various credit facilities, insurance policies and lease arrangements.

(g)	Consists entirely of unfunded asset-based lending commitments of Salus.

(h)
At September 30, 2013, our Consolidated Balance Sheet includes $13.8 million of tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table. We cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months some portion of our unrecognized tax benefits could be recognized.

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

The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the "F&G Stock Purchase Agreement") between FGL and OM Group (UK) Limited ("OMGUK") includes a Guarantee and Pledge Agreement which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

Seasonality
On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories within our Consumer Products and Energy segments tend to be seasonal.
Consumer Products
Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (our first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (our second and third fiscal quarters). Small appliance sales peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Revenues of our other segments are not seasonal.
The seasonality of our net consumer product sales during the last three fiscal years is as follows:

Percentage of Annual Net Consumer Products Sales
	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2013	2012	2011
December	21%	26%	27%
March	24%	23%	22%
June	27%	25%	25%
September	28%	26%	26%

Energy
Historically the demand for natural gas generally decreased during the summer months and increased during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production. Seasonal anomalies such as mild winters or hot summers can reduce this fluctuation.

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
Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The update is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. We are currently assessing the potential impact of ASU 2013-04.
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how we have historically accounted for unrecognized tax benefits in our Consolidated Statements of Financial Position, therefore we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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
General
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, (“ASC 740”). Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $158.3 million on the FGH acquisition or the gain on contingent purchase price reduction of $41.0 million in Fiscal 2011 and 2012, respectively.
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
In accordance with ASC 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more likely than not that the deferred tax assets will not be realized. We base these judgments on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2013, our consolidated valuation allowance was $817.2 million. Increase or decreases in our of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2013 and 2011 we recorded net charges for the establishment of valuation allowances of $152.8 million and $72.3 million, respectively. In Fiscal 2012, we recorded a net reversal of valuation allowances of $142.1 million.
We also apply the accounting guidance for uncertain tax positions under ASC 740 which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our reserve for uncertain tax positions totaled $13.8 million and $5.9 million as of September 30, 2013 and 2012, respectively.
See further discussion in Note 23, Income Taxes, to our Consolidated Financial Statements.
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

If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $17.3 million we have accrued as of September 30, 2013, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.
See further discussion in Note 26, Commitments and Contingencies, to our Consolidated Financial Statements.
Corporate and Other Segment
Valuation of Embedded Derivative
Our Preferred Stock contains a “down round” provision, whereby the conversion price will be adjusted in the event that we issue certain equity securities at a price lower than the contractual conversion prices of $6.50 for the Series A Preferred Stock or $7.00 for the Series A-2 Preferred Stock. Therefore, in accordance with the guidance in ASC Topic 815, Derivatives and Hedging, this conversion feature required bifurcation and must be separately accounted for as a derivative liability at fair value with any changes in fair value reported in current earnings. We re-measure the fair value of this equity conversion feature on a recurring basis using the Monte Carlo simulation approach, which utilizes various inputs including HGI’s stock price, volatility, risk-free rate and discount yield. The estimated fair value of this equity conversion feature was a liability of $330.8 million and $232.0 million at September 30, 2013, and 2012, respectively, compared to $75.4 million at September 30, 2011 and $103.3 million at the respective issuance dates of the Preferred Stock in Fiscal 2011. Although we use a consistent approach to valuing this equity conversion feature on a recurring basis, the use of a different approach or underlying assumptions could have a material effect on the estimated fair value.
See Note 6, Derivative Financial Instruments, Note 9, Fair Value of Financial Instruments, and Note 18, Temporary Equity, to our Consolidated Financial Statements for a more complete discussion of our Preferred Stock and related derivative liability.
Consumer Products
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
ASC Topic 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded non-cash pretax impairment charges related to certain trade name intangible assets of approximately $32.0 million in Fiscal 2011 and no impairment charges in Fiscal 2013 and 2011.
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
The fair values of the global batteries & appliances, hardware and home improvement, global pet supplies and home and garden reporting units exceeded their carry values by 74%, 17%, 83% and 80%, respectively, as of the date of the latest annual impairment testing in Fiscal 2013.
See Note 2, Significant Accounting Policies and Practices, and Note 13, Goodwill and Intangibles, to our Notes to Consolidated Financial Statements for more information about our asset impairment determinations.

Insurance Segment
Valuation of Available-for-Sale Securities
FGH’s fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and perpetual preferred stocks) classified as available-for-sale are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive income (loss), net of associated intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. FGH utilizes independent pricing services in estimating the fair values of investment securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information, and other reference data.
The following table presents the fair value of fixed maturity and equity securities, available-for-sale, by pricing source and hierarchy level as of September 30, 2013 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prices via third party pricing services	$790.9	$14,308.3	$—	$15,099.2
Priced via independent broker quotations	—	—	415.2	415.2
Priced via other methods	—	—	67.3	67.3
Total	$790.9	$14,308.3	$482.5	$15,581.7
% of total	5.1%	91.8%	3.1%	100.0%
Management’s assessment of all available data when determining fair value of the available-for-sale securities is necessary to appropriately apply fair value accounting.
The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. FGH generally obtains one value from its primary external pricing service. In situations where a price is not available from this service, FGH may obtain further quotes or prices from additional parties as needed.
FGH validates external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list.
See Note 5, Investments, and Note 9, Fair Value of Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.
Evaluation of Other-Than-Temporary Impairments
FGH has a policy and process in place to identify securities in its investment portfolio that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near-term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not it would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage and asset-backed securities.
FGH determines whether other-than-temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and FGH anticipates recovery of all contractual or expected cash flows, FGH does not consider these investments to be other-than- temporarily impaired because it does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of amortized cost, which may be maturity. For equity securities, FGH recognizes an impairment charge in the period in which it does not have the intent and ability to hold the securities until recovery of cost or it determines that the security will not recover to book value within a reasonable period of time. FGH determines what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration.
See Note 2, Significant Accounting Policies and Practices, and Note 5, Investments, to our Consolidated Financial Statements for a more complete discussion.
Valuation of Derivatives
FGH’s fixed indexed annuity contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index. FGH hedges certain portions of its exposure to equity market risk by entering into derivative transactions. In doing so, FGH uses a portion of the deposit made by policyholders pursuant to FIA contracts to purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts. The options are one, two and three year options purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGH purchases new one, two or three year call options to fund the next index credit. FGH attempts to manage the cost of these purchases through the terms of the FIA contracts, which permits changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. FGH is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGH attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.
All of FGH’s derivative instruments are recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The change in fair value is recognized in the Consolidated Statements of Operations within “Net investment gains (losses).”
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represent what FGH would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, FGH is largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds.
The fair values of the embedded derivatives in FGH’s FIA products are derived using market indices, pricing assumptions and historical data.
See Note 6, Derivative Financial Instruments, and Note 9, Fair Value of Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.
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
For annuity products, these costs are being amortized generally in proportion to estimated gross profits from investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. FGH’s estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and FGH’s best estimates of future experience.
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
Changes in assumptions can have a significant impact on DAC and VOBA, amortization rates and results of operations. Assumptions are FGH’s best estimate of future outcome. Several assumptions are considered significant and require significant judgment in the estimation of gross profits and are listed below. FGH periodically reviews these assumptions against actual experience and update its assumptions based on additional information that becomes available.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. FGH uses a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment.

FGH performs sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC and VOBA. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(in millions)	As of September 30, 2013
A change to the long-term interest rate assumption of - 50 basis points	$(48.1)
A change to the longer-term interest assumption of +50 basis points	38.0
An assumed 10% increase in surrender rate	(9.9)

Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

•	Lower assumed interest rates and higher assumed annuity surrender rates tend to decrease the balances of DAC and VOBA, thus decreasing income before income taxes.

•	Higher assumed interest rates and lower assumed annuity surrender rates tend to increase the balances of DAC and VOBA, thus increasing income before income taxes.
See Note 2, Significant Accounting Policies and Practices, and Note 13, Goodwill and Intangibles, to our Consolidated Financial Statements for a more complete discussion.
Reserves for Future Policy Benefits and Product Guarantees
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on FGH’s experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. FGH reviews overall policyholder experience at least annually and updates these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. Changes in, or deviations from, the assumptions used can significantly affect FGH’s reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. FGH utilizes a combination of actual and industry experience when setting its mortality assumptions.

A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by FGH due to nonpayment of premiums. FGH makes estimates of expected full and partial surrenders of its fixed annuity products. FGH’s surrender rate experience in Fiscal 2013 on the fixed annuity products has been averaging 7.1% which is within FGH’s assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as FGH believes that, over the duration of the policies, FGH will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on FGH’s reserve levels and related results of operations.
The assumptions used to establish the liabilities for FGH’s product guarantees require considerable judgment and are established as management’s best estimate of future outcomes. FGH periodically reviews these assumptions and, if necessary, updates them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect FGH’s reserve levels and related results of operations.
At issue, and at each subsequent valuation, FGH determines the present value of the cost of the GMWB rider benefits in excess of benefits that are funded by the account value. FGH also calculates the expected value of the future rider charges for providing for these benefits. FGH accumulates a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and FGH updates these assumptions as experience emerges when required. FGH has minimal experience to date on policyholder behavior for its GMWB products which FGH began issuing in 2008, as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from FGH’s assumptions on GMWB utilizations, such deviations could have a significant effect on its reserve levels and related results of operations.
See Note 2, Significant Accounting Policies and Practices to our Consolidated Financial Statements for a more complete discussion.
Energy Segment
Estimates of Proved Reserves
The Proved Reserves data included in this Annual Report on Form 10-K was prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of this data;

•	the accuracy of various mandated economic assumptions; and

•	the technical qualifications, experience and judgment of the persons preparing the estimates.
Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.
The present value of future net cash flows does not necessarily represent the current market value of the EXCO/HGI JV’s estimated Proved Reserves. In accordance with the SEC's requirements, the EXCO/HGI JV based the estimated discounted future net cash flows from Proved Reserves according to the requirements in the SEC's Release No. 33-8995 Modernization of Oil and Gas Reporting, or “Release No. 33-8995”. The SEC requires period ending Proved Reserves to be computed using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Actual future prices and costs may be materially higher or lower than the prices and costs used in the preparation of the estimate. Further, the mandated discount rate of 10% may not be an accurate assumption of future interest rates or cost of capital.
Proved Reserve quantities directly and materially impact depletion expense. If the Proved Reserves decline, then the rate at which the EXCO/HGI JV records depletion expense increases, reducing net income. A decline in the estimate of Proved Reserves may result from lower market prices, making it uneconomical to drill or produce from higher cost fields. In addition, a decline in Proved Reserves may impact the outcome of the EXCO/HGI JV’s assessment of its oil and natural gas properties and require an impairment of the carrying value of our oil and natural gas properties
The EXCO/HGI JV continually updates and assesses the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.
Accounting for oil and natural gas properties
The accounting for, and disclosure of, oil and natural gas producing activities require that the EXCO/HGI JV choose between two GAAP alternatives: the full cost method or the successful efforts method. The EXCO/HGI JV uses the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once the EXCO/HGI JV incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. The EXCO/HGI JV’s unproved property costs, which include unproved oil and natural gas properties, properties under development and major development projects are not subject to depletion. The EXCO/HGI JV reviews its unproved oil and natural gas property costs on a quarterly basis to assess possible impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations. The EXCO/HGI JV expects these costs to be evaluated over four years and transferred to the depletable portion of the full cost pool during that time.
When the EXCO/HGI JV acquires significant amounts of undeveloped acreage, the EXCO/HGI JV capitalizes interest on the acquisition costs in accordance with FASB ASC 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, the EXCO/HGI JV ceases capitalizing interest.
The EXCO/HGI JV calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs less estimated salvage costs, is divided by the total estimated quantities of Proved Reserves. This rate is applied to the EXCO/HGI JV’s total production for the period, and the appropriate expense is recorded. The EXCO/HGI JV capitalizes the portion of general and administrative costs, including share-based compensation, that is attributable to our exploration, exploitation and development activities.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves.
Pursuant to Rule 4-10(c)(4) of Regulation S-X, the EXCO/HGI JV was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2013. The computation resulted in the carrying costs of the EXCO/HGI JV’s unamortized proved oil and natural gas properties exceeding the September 30, 2013 ceiling test limitation by approximately $222.0. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, HGI requested, and received, an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.
The EXCO/HGI JV’s pricing for these acquisitions are based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values.
The EXCO/HGI JV's expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period we have elected to use flat pricing as the NYMEX futures contract become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management's internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. The EXCO/HGI JV believes the NYMEX futures contract reflects an independent proxy for fair value.
During the ceiling test exemption period, the EXCO/HGI JV assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. The EXCO/HGI JV evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, the EXCO/HGI JV recognized an impairment of $54.3 million to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily the result of downward revisions in the oil and natural gas reserves due to recent drilling results and modifications to our development plans.
The ceiling test calculation and impairment evaluation are based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.
Deferred abandonment on asset retirement obligations
The EXCO/HGI JV applies FASB ASC 410-20, Asset Retirement and Environmental Obligations (“ASC 410-20”), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The EXCO/HGI JV’s asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
The EXCO/HGI JV’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The EXCO/HGI JV has no assets that are legally restricted for purposes of settling asset retirement obligations.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate the risk from such exposures, when appropriate. Through FGH, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Through the EXCO/HGI JV, we are exposed to a risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings. The EXCO/HGI uses derivative financial instruments to mitigate the risk from exposures to changes in oil and natural gas prices, when appropriate. Additionally, HGI is exposed to market risk with respect to its short-term investments and an embedded derivative liability related to its Preferred Stock.

FGH’s Enterprise Risk Management
FGH places a high priority on risk management and risk control. As part of FGH’s effort to ensure measured risk taking, FGH management has integrated risk management in its daily business activities and strategic planning. FGH has comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of its risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring its overall market risk exposures and provides review, oversight and support functions on risk-related issues. FGH’s risk appetite is aligned with how its businesses are managed and how it anticipates future regulatory developments.

FGH’s risk governance and control systems enable it to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

•	Management of the business has primary responsibility for the day-to-day management of risk.

•	The risk management function has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting.

•
The internal audit function provides an ongoing independent (i.e. outside of the risk organization) and objective assessment of the effectiveness of internal controls, including financial and operational risk management.

The Chief Risk Officer (“CRO”) heads FGH’s risk management process and reports directly to its Chief Executive Officer (“CEO”). FGH’s Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with its activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.

FGH has implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•
At-risk limits on sensitivities of earnings and regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits; and

•	Investment and derivative guidelines.

FGH manages its risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a moderate capital markets stress scenario, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations under a moderate capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support capital requirements and provide funds to pay dividends to stockholders.

FGH’s risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which its business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk FGH takes under stress scenarios. They also are the basis for internal risk management.

FGH is also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	The timing and amount of redemptions and prepayments in FGH’s asset portfolio;

•	FGH’s derivative portfolio;

•	Death benefits and other claims payable under the terms of FGH’s insurance products;

•	Lapses and surrenders in FGH’s insurance products;

•	Minimum interest guarantees in FGH’s insurance products; and

•	Book value guarantees in FGH’s insurance products.
Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of September 30, 2013, are all classified as trading within “Investments – Equity securities” in the Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.
FGH
FGH is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGH offers a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, FGH purchases derivatives to hedge the FIA equity exposure. The primary way FGH hedges FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of “Baa2” from Moody’s and “A-“ from S&P. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. FGH’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. FGH attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.

The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge statutory or U.S. GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the statutory and U.S. GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGH incurs a raw hedging loss.

See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the year ended September 30, 2013, the annual index credits to policyholders on their anniversaries were $314.2 million. Proceeds received at expiration on options related to such credits were $281.7 million. The shortfall is funded by FGH’s investment spread earnings and futures income.
Other market exposures are hedged periodically depending on market conditions and FGH’s risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes FGH to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGH uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. FGH intends to continue to adjust the hedging strategy as market conditions and its risk tolerance change.
Interest Rate Risk
FGH
Interest rate risk is FGH’s primary market risk exposure. FGH defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from FGH’s holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of investments, as the majority of FGH’s insurance liabilities are backed by fixed maturity securities.
The profitability of most of FGH’s products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. FGH has the ability to adjust the rates credited (primarily caps and credit rates) on the majority of the annuity liabilities at least annually (subject to minimum guaranteed values). In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
In order to meet its policy and contractual obligations, FGH must earn a sufficient return on its invested assets. Significant changes in interest rates expose FGH to the risk of not earning the anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income, as well as the attractiveness of certain products.
During periods of increasing interest rates, FGH may offer higher crediting rates on interest-sensitive products, such as indexed universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of FGH’s investment portfolio.
As part of FGH’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. FGH’s asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGH uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. These simulations enable FGH to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

 Spectrum Brands

A substantial portion of Spectrum Brands’ debt bears interest at variable rates. If market interest rates increase, the interest rate on its variable rate debt will increase and will create higher debt service requirements, which would adversely affect cash flow and could adversely impact results of operations. Spectrum Brands has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2013, Spectrum Brands had no outstanding interest rate derivative instruments.

The EXCO/HGI JV
At September 30, 2013, the EXCO/HGI JV’s exposure to interest rate changes related primarily to borrowings under the EXCO/HGI JV Credit Agreement. Interest is payable on borrowings under the EXCO/HGI JV Credit Agreement based on a floating rate as more fully described in Note 16, Debt, to our Consolidated Financial Statements. At September 30, 2013, HGI’s proportionate share of outstanding borrowings under the EXCO/HGI JV Credit Agreement was approximately $271.2 million.
Foreign Exchange Risk
Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. Spectrum Brands manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options.
Commodity Price Risk
Spectrum Brands
Spectrum Brands is exposed to fluctuations in market prices for purchases of zinc and brass used in their manufacturing processes. Spectrum Brands uses commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to the anticipated purchases of the commodities. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

HGI Energy and the EXCO/HGI JV

The EXCO/HGI JV’s objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments, and achieve a more predictable cash flow in connection with its financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits the EXCO/HGI JV would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of the EXCO/HGI JV’s derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI JV terminates a contract prior to its expiration.
The EXCO/HGI JV’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.
Credit Risk
FGH
FGH is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGH’s insurance operations’ portfolios of debt and similar securities. The carrying value of FGH’s fixed maturity portfolio totaled $15.3 billion and $16.1 billion at September 30, 2013 and September 30, 2012, respectively. FGH’s credit risk materializes primarily as impairment losses. FGH is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGH expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGH’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
FGH manages the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, FGH diversifies its exposure by issuer and country, using rating based issuer and country limits. FGH also sets investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, FGH has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, FGH is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. FGH has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGH’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional information regarding FGH’s exposure to credit loss.
FGH also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, FGH diversifies its exposures among many reinsurers and limit the amount of exposure to each based on credit rating. FGH also generally limits its selection of counterparties with which FGH does new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, FGH ensures that we obtain collateral to mitigate its risk of loss. The following table presents FGH’s reinsurance recoverable balances and financial strength ratings for our four largest reinsurance recoverable balances as of September 30, 2013:

		Financial Strength Rating
Parent Company / Principal Reinsurers	Reinsurance recoverable	AM Best	S&P	Moody’s
Wilton Reassurance	$1,481.0	A	Not rated	Not rated
Security Life of Denver	205.7	Not rated	Not rated	A
Scottish RE (US), INC	170.0	A	A-	A3
Keyport	113.8	A-	BBB	Baa2

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of September 30, 2013, no allowance for uncollectible amounts was recorded.
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
As of September 30, 2013, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 64.3% of the eligible collateral for the loans. See Note 5, Investments, to our Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of September 30, 2013, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $8.2 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGH’s equity investments to decline by approximately $27.1 million, its derivative investments to decrease by approximately $47.9 million based on equity positions as of September 30, 2013, and its FIA embedded derivative liability to decrease by approximately $24.2 million. Because FGH’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGH’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
As of September 30, 2013, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $53.1 million.
Interest Rate Risk
SPB
A one percent point unfavorable shift in interest rates of Spectrum Brands’ variable rate Term Loan, there would be no financial impact as the underlying interest rates are currently greater than one percent below the floor of its variable rate Term Loan. At September 30, 2013, there were no outstanding interest rate derivative instruments.
FGH
If interest rates were to increase one percentage point from levels at September 30, 2013, the estimated fair value of fixed maturity securities of FGH would decrease by approximately $794.0 million, of which $68.3 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by a similar amount. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments, and the change in reinsurance related derivative) would be a decrease of $192.0 million in accumulated other comprehensive income and an increase of $30.8 million in stockholders’ equity. If interest rates were to decrease by one percentage point from levels at September 30, 2013, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $103.8 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGH actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGH was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
The EXCO/HGI JV
A one percentage point change in interest rates (100 bps) based on the variable-rate borrowings outstanding as of September 30, 2013 of $271.2 million would result in an increase or decrease in the EXCO/HGI JV’s interest expense of $2.7 million per year. The interest the EXCO/HGI JV pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
As of September 30, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34.9 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17.4 million.
Commodity Price Risk
Spectrum Brands
As of September 30, 2013, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.4 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1.1 million.
The EXCO/HGI JV
The EXCO/HGI JV’s use of derivative financial instruments could have the effect of reducing its revenues. For the period from inception to September 30, 2013, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $13.3 million. The ultimate settlement amount of the EXCO/HGI JV’s outstanding derivative financial instrument contracts is dependent on future commodity prices. The EXCO/HGI JV may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2013 in accordance with the COSO criteria.
The Company may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the registrant's internal control; however, it may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. As such, the Company's management elected to exclude Spectrum Brands’ residential hardware and home improvement business (the HHI Business) acquired during Fiscal 2013, from its assessment of the effectiveness of internal control over financial reporting. The total assets of $1,735.6 million and total net sales of $869.6 million associated with the HHI Business are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2013. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services
The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section "Audit Committee Report" shall not be deemed to be incorporated by reference in this report.

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

2.4
First Amendment to Unit Purchase and Contribution Agreement and Closing Agreement, dated as of February 14, 2013, by and among EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC, and HGI Energy Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.5
Purchase and Sale Agreement, dated as of February 14, 2013, by and between BG US Production Company, LLC and EXCO Operating Company, LP (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.6
Purchase and Sale Agreement, dated as of February 14, 2013, by and between BG US Production Company, LLC and EXCO Operating Company, LP (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.7
Letter Agreement, dated as February 14, 2013, by and among, EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC, EXCO/HGI GP, LLC, and EXCO/HGI Production Partners, LP (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

2.8
First Amendment to Purchase and Sale Agreement, dated as of March 5, 2013, by and among EXCO/HGI JV Assets, LLC and BG US Production Company, LLC (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 7, 2013 (File No. 1-4219)).

3.1	Certificate of Incorporation of Harbinger Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

3.2	Bylaws of Harbinger Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

4.1
Indenture governing the 7.875% Senior Secured Notes due 2019, dated as of December 24, 2012, by and between Harbinger Group Inc. and Wells Fargo, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 26, 2012 (File No. 1-4219)).

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

4.5
Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc., adopted on May 12, 2011 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

Exhibit No.	Description of Exhibits

4.6
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

4.7
Certificate of Designation of Series A-2 Participating Convertible Preferred Stock of Harbinger Group Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).

4.8
Certificate of Amendment of Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).

4.9
Registration Rights Agreement dated as of December 24, 2012, by and between Harbinger Group Inc. and the initial purchases named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 26, 2012 (File No. 1-4219)).

4.10
Registration Rights Agreement dated as of July 23, 2013, by and between Harbinger Group Inc. and the initial purchases named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 23, 2013 (File No. 1-4219)).

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

Exhibit No.	Description of Exhibits
10.15
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

10.16
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

10.17†
Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).

10.18
First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, between Harbinger OM, LLC, a Delaware limited liability company, and OM Group (UK) Limited, a private limited company incorporated in England and Wales (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed March 9, 2011 (File No. 1-4219)).

10.19
Letter Agreement, dated April 6, 2011, between OM Group (UK) Limited and Harbinger OM, LLC; Letter Agreement, dated April 6, 2011, from Old Mutual PLC and OM Group (UK) Limited to Harbinger OM, LLC (incorporated herein by reference to Exhibits 2.2 and 2.3 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

10.20
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

10.21
Securities Purchase Agreement, dated as of August 1, 2011, by and among Harbinger Group Inc., Quantum Partners LP, a Cayman Islands exempted limited partnership, JHL Capital Group Master Fund L.P., a Cayman Islands exempted limited partnership, and certain funds and/or accounts managed and/or advised by DDJ Capital Management, LLC and First Amendment to Securities Purchase Agreement, dated as of August 4, 2011, by and among the parties to the Securities Purchase Agreement dated as of August 1, 2011 and Luxor Capital Partners, LP, a Delaware limited partnership, Luxor Wavefront, LP, a Delaware limited partnership, Luxor Capital Partners Offshore Fund, LP, a Cayman Islands limited partnership, OC 19 Master Fund, L.P. - LCG, a Cayman Islands limited partnership, and GAM Equity Six Inc., a British Virgin Islands company (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219)).

10.22†
Employment Agreement, dated as of January 9, 2012, by and between Harbinger Group Inc. and Omar Asali (incorporated herein by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.23†
Employment Agreement, dated as of January 11, 2012, by and between Harbinger Group Inc. and David M. Maura (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.24†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan, adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.25†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan, adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.26†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219))

10.27†
Employment Agreement dated as of February 24, 2012 by and between Harbinger Group Inc., a Delaware corporation, and Thomas A. Williams (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-4219)).

Exhibit No.	Description of Exhibits
10.28†
Employment Agreement dated as of November 1, 2012 by and between Harbinger Group, Inc. and Michael Sena (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2012 (File No. 1-4219)).

10.29
Appalachia Letter Agreement, dated as of November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, HGI Energy Holdings, LLC and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-4219)).

10.30
Services Agreement, by and between Harbinger Capital Partners LLC and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed November 27, 2012 (File No. 1-4219)).

10.31
Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP, effective as of February 14, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

10.32
Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC, effective as of February 14, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2013 (File No. 1-4219)).

10.33
Employment Agreement, dated as of June 17, 2013 by and between the Company and Michael Kuritzkes (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013 (File No: 1-4219)).

10.34
Guarantee and Pledge Agreement, dated as of April 6, 2011, among Harbinger OM, LLC, the Grantor parties thereto and OM Group (UK) Limited (incorporated herein by reference to Exhibit 10.2 to Fidelity & Guaranty’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-190880).

18.1
Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013 (File No: 1-4219))

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP

23.2*	Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	September 30, 2013 Report of Lee Keeling and Associates, Inc.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated:	November 27, 2013	By:	/s/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE Philip A. Falcone	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	November 27, 2013

/s/ THOMAS A. WILLIAMS Thomas A. WIlliams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2013

/s/ MICHAEL J. SENA Michael J. Sena	Chief Accounting Officer (Principal Accounting Officer)	November 27, 2013

/s/ OMAR M. ASALI Omar M. Asali	President and Director	November 27, 2013

/s/ LAP WAI CHAN Lap Wai Chan	Director	November 27, 2013

/s/ FRANK IANNA Frank Ianna	Director	November 27, 2013

/s/ KEITH M. HLADEK Keith M. Hladek	Director	November 27, 2013

/s/ GERALD LUTERMAN Gerald Luterman	Director	November 27, 2013

/s/ DAVID M. MAURA David M. Maura	Director	November 27, 2013

/s/ ROBIN ROGER Robin Roger	Director	November 27, 2013

Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harbinger Group Inc.:
We have audited the accompanying consolidated balance sheets of Harbinger Group Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, permanent equity, and cash flows for each of the years in the three‑year period ended September 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger Group Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of presenting tax withholdings for share-based payment awards paid to a taxing authority on behalf of an employee from an operating activity to a financing activity within the consolidated statements of cash flows for all periods presented.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harbinger Group Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
November 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harbinger Group Inc.:
We have audited Harbinger Group Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harbinger Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Harbinger Group Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired the residential hardware and home improvement business (the HHI Business) from Stanley Black & Decker, Inc. during the year-ended September 30, 2013. Management excluded from its assessment of the Company’s internal control over financial reporting as of September 30, 2013 the HHI Business’ internal control over financial reporting associated with total assets of $1,735.6 million and total revenues of $869.6 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2013. Our audit of internal control over financial reporting of the Company as of September 30, 2013 also excluded an evaluation of the internal control over financial reporting of the HHI Business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harbinger Group Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, permanent equity, and cash flows for each of the years in the three-year period ended September 30, 2013, along with the financial statement schedule I to IV, and our report dated November 27, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
Our report on the consolidating financial statements refers to a change in accounting principle related to the presentation of tax withholdings on share-based payments in the consolidated statements of cash flows.

/s/ KPMG LLP
New York, New York
November 27, 2013

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share and share amounts)

	September 30, 2013	September 30, 2012

ASSETS
Investments (Note 5) :
Fixed maturities	$15,300.0	$16,088.9
Equity securities	352.5	394.9
Derivatives	221.8	200.7
Asset-based loans	560.4	180.1
Other invested assets	31.2	53.8
Total investments	16,465.9	16,918.4
Cash and cash equivalents	1,899.7	1,470.7
Receivables, net (Note 10)	611.3	414.4
Inventories, net (Note 11)	632.9	452.6
Accrued investment income	161.2	191.6
Reinsurance recoverable (Note 21)	2,363.7	2,363.1
Deferred tax assets (Note 23)	293.4	312.7
Properties, including oil and natural gas properties, net (Note 12)	993.3	221.6
Goodwill (Note 13)	1,476.7	694.2
Intangibles, including DAC and VOBA, net (Note 13)	2,729.1	1,988.5
Other assets (Note 14)	281.6	172.6
Total assets	$27,908.8	$25,200.4

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$15,248.2	$15,290.4
Future policy benefits	3,556.8	3,614.8
Liability for policy and contract claims	51.5	91.1
Funds withheld from reinsurers	39.4	54.7
Total insurance reserves	18,895.9	19,051.0
Debt (Note 16)	4,896.1	2,167.0
Accounts payable and other current liabilities (Note 15)	1,012.7	754.2
Equity conversion feature of preferred stock (Note 6 and Note 18)	330.8	232.0
Employee benefit obligations (Note 20)	99.6	95.1
Deferred tax liabilities (Note 23)	492.8	382.4
Other liabilities (Note 17)	718.0	600.6
Total liabilities	26,445.9	23,282.3

Commitments and contingencies (Note 26)

Temporary equity (Note 18) :
Redeemable preferred stock, $0.01 par; 10,000.0 thousand preferred shares authorized; 394.2 and 400.0 thousand shares outstanding with aggregate liquidation preference of $617.1 and $626.0 at September 30, 2013 and 2012, respectively, and other temporary equity.	329.4	319.2

Harbinger Group Inc. stockholders' equity:
Common stock, $0.01 par; 500,000.0 thousand shares authorized; 142,381.1 and 140,184.0 thousand shares issued and outstanding at September 30, 2013 and 2012, respectively.	1.4	1.4
Additional paid-in capital	828.0	861.2
Accumulated deficit	(192.4)	(98.2)
Accumulated other comprehensive income	87.7	413.2
Total Harbinger Group Inc. stockholders' equity	724.7	1,177.6
Noncontrolling interest	408.8	421.3
Total permanent equity	1,133.5	1,598.9
Total liabilities and equity	$27,908.8	$25,200.4

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year ended September 30,
	2013	2012	2011

Revenues:
Net consumer product sales	$4,085.6	$3,252.4	$3,186.9
Oil and natural gas	90.2	—	—
Insurance premiums	58.8	55.3	39.0
Net investment income	734.7	722.7	369.8
Net investment gains (losses)	511.6	410.0	(166.9)
Insurance and investment product fees and other	62.5	40.3	48.9
Total revenues	5,543.4	4,480.7	3,477.7
Operating costs and expenses:
Consumer products cost of goods sold	2,695.3	2,136.8	2,058.0
Oil and natural gas direct operating costs	44.0	—	—
Benefits and other changes in policy reserves	531.8	777.4	247.6
Selling, acquisition, operating and general expenses	1,220.5	932.7	961.8
Impairment of oil and natural gas properties	54.3	—	—
Amortization of intangibles	260.1	224.3	46.6
Total operating costs and expenses	4,806.0	4,071.2	3,314.0
Operating income	737.4	409.5	163.7
Interest expense	(511.9)	(251.0)	(249.3)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(101.6)	(156.6)	27.9
Bargain purchase gain from business acquisition	—	—	158.3
Gain on contingent purchase price reduction	—	41.0	—
Other expense, net	(5.6)	(17.5)	(42.7)
Income from continuing operations before income taxes	118.3	25.4	57.9
Income tax expense (benefit)	187.3	(85.3)	50.6
Net (loss) income	(69.0)	110.7	7.3
Less: Net (loss) income attributable to noncontrolling interest	(23.2)	21.2	(34.7)
Net (loss) income attributable to controlling interest	(45.8)	89.5	42.0
Less: Preferred stock dividends and accretion	48.4	59.6	19.8
Net (loss) income attributable to common and participating preferred stockholders	$(94.2)	$29.9	$22.2

Net (loss) income per common share attributable to controlling interest:

Basic	$(0.67)	$0.15	$0.11
Diluted	$(0.67)	$0.15	$0.09

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended September 30,
	2013	2012	2011

Net (loss) income	$(69.0)	$110.7	$7.3

Other comprehensive (loss) income:
Foreign currency translation losses	(6.6)	(8.6)	(10.6)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(2.0)	(1.8)	(6.0)
Net reclassification adjustment for (gains) losses included in net income	(0.9)	3.1	13.4
Changes in derivative instruments after reclassification adjustment	(2.9)	1.3	7.4
Changes in deferred income tax asset/liability	(0.2)	(0.7)	(2.7)
Deferred tax valuation allowance adjustments	0.6	0.9	(0.3)
Net unrealized (loss) gain on derivative instruments	(2.5)	1.5	4.4
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	9.6	(15.4)	(7.6)
Net reclassification adjustment for losses included in cost of goods sold	1.6	0.9	—
Net reclassification adjustment for gains included in selling and general and administrative expenses	(0.2)	—	—
Changes in actuarial adjustments to pension plans	11.0	(14.5)	(7.6)
Changes in deferred income tax asset/liability	(5.1)	3.6	2.0
Deferred tax valuation allowance adjustments	(0.1)	(0.8)	3.5
Net actuarial adjustments to pension plans	5.8	(11.7)	(2.1)
Unrealized investment (losses) gains:
Changes in unrealized investment (losses) gains before reclassification adjustment	(490.5)	906.5	420.9
Net reclassification adjustment for gains included in net income	(333.4)	(263.9)	(3.9)
Changes in unrealized investment (losses) gains after reclassification adjustment	(823.9)	642.6	417.0
Adjustments to intangible assets	327.3	(218.5)	(172.0)
Changes in deferred income tax asset/liability	173.1	(148.5)	(85.7)
Net unrealized (loss) gain on investments	(323.5)	275.6	159.3
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	(1.5)	0.5
Adjustments to intangible assets	—	0.6	(0.2)
Changes in deferred income tax asset/liability	—	0.3	(0.1)
Net non-credit related other than-temporary impairment	—	(0.6)	0.2
Net change to derive comprehensive (loss) income for the period	(326.8)	256.2	151.2
Comprehensive (loss) income	(395.8)	366.9	158.5
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(23.2)	21.2	(34.7)
Other comprehensive loss	(2.2)	(8.6)	(3.7)
	(25.4)	12.6	(38.4)
Comprehensive (loss) income attributable to the controlling interest	$(370.4)	$354.3	$196.9

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PERMANENT EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Noncontrolling Interest	Total Permanent Equity
	Shares	Amount
Balances at September 30, 2010	139.2	$1.4	$855.8	$(150.3)	$(5.2)	$701.7	$476.2	$1,177.9
Net Income	—	—	—	42.0	—	42.0	(34.7)	7.3
Unrealized investment gains, net	—	—	—	—	159.3	159.3	—	159.3
Non-credit related other-than-temporary impairments	—	—	—	—	0.2	0.2	—	0.2
Other unrealized gains	—	—	—	—	2.3	2.3	2.1	4.4
Actuarial adjustments to pension plans	—	—	—	—	(1.7)	(1.7)	(0.4)	(2.1)
Translation adjustment	—	—	—	—	(5.2)	(5.2)	(5.4)	(10.6)
Comprehensive income						196.9	(38.4)	158.5
Issuance of subsidiary stock	—	—	(0.4)	—	(0.3)	(0.7)	27.1	26.4
Exercise of stock options	0.2	—	0.4	—	—	0.4	—	0.4
Stock compensation	—	—	16.6	—	—	16.6	13.9	30.5
Restricted stock surrendered for tax withholding	—	—	(1.4)	—	—	(1.4)	(1.2)	(2.6)
Capital contribution from a principal stockholder	—	—	1.7	—	—	1.7	—	1.7
Preferred stock dividends and accretion	—	—	—	(19.8)	—	(19.8)	—	(19.8)
Balances at September 30, 2011	139.4	1.4	872.7	(128.1)	149.4	895.4	477.6	1,373.0
Net Income	—	—	—	89.5	—	89.5	21.2	110.7
Unrealized investment gains, net	—	—	—	—	275.6	275.6	—	275.6
Non-credit related other-than-temporary impairments	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Other unrealized gains	—	—	—	—	0.8	0.8	0.7	1.5
Actuarial adjustments to pension plans	—	—	—	—	(6.6)	(6.6)	(5.1)	(11.7)
Translation adjustment	—	—	—	—	(4.4)	(4.4)	(4.2)	(8.6)
Comprehensive income						354.3	12.6	366.9
Purchases of subsidiary stock	—	—	(26.0)	—	(1.0)	(27.0)	(58.0)	(85.0)
Stock compensation	0.8	—	16.6	—	—	16.6	14.6	31.2
Restricted stock surrendered for tax withholding	—	—	(2.1)	—	—	(2.1)	(1.9)	(4.0)
Preferred stock dividends and accretion	—	—	—	(59.6)	—	(59.6)	—	(59.6)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	(23.6)	(23.6)
Balances at September 30, 2012	140.2	1.4	861.2	(98.2)	413.2	1,177.6	421.3	1,598.9
Net Loss	—	—	—	(45.8)	—	(45.8)	(23.2)	(69.0)
Unrealized investment losses, net	—	—	—	—	(323.5)	(323.5)	—	(323.5)
Non-credit related other-than-temporary impairments	—	—	—	—	—	—	—	—
Other unrealized losses	—	—	—	—	(1.5)	(1.5)	(1.0)	(2.5)
Actuarial adjustments to pension plans	—	—	—	—	4.1	4.1	1.7	5.8
Translation adjustment	—	—	—	—	(3.7)	(3.7)	(2.9)	(6.6)
Comprehensive income						(370.4)	(25.4)	(395.8)
Repurchase of common stock	(1.7)	—	(12.3)	—	—	(12.3)	—	(12.3)
Issuance of subsidiary stock	—	—	—	—	—	—	—	—
Purchases of subsidiary stock	—	—	(58.8)	—	(0.9)	(59.7)	(17.4)	(77.1)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock compensation	3.1	—	44.5	—	—	44.5	13.1	57.6
Restricted stock surrendered for tax withholding	—	—	(13.8)	—	—	(13.8)	(8.5)	(22.3)
Preferred stock dividends and accretion	—	—	—	(48.4)	—	(48.4)	—	(48.4)
Conversion of preferred stock	0.8	—	7.2	—	—	7.2	—	7.2
Noncontrolling interest in acquired subsidiary	—	—	—	—	—	—	43.0	43.0
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	(17.3)	(17.3)
Balances at September 30, 2013	142.4	$1.4	$828.0	$(192.4)	$87.7	$724.7	$408.8	$1,133.5
See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year ended September 30,
	2013	2012	2011

Cash flows from operating activities:
Net (loss) income	$(69.0)	$110.7	$7.3
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	98.6	44.0	48.8
Amortization of intangibles	260.1	224.3	46.6
Intangible asset impairment	—	—	32.5
Impairment of oil and natural gas properties	54.3	—	—
Stock compensation	61.5	31.2	30.5
Amortization of debt issuance costs	18.1	12.8	15.0
Amortization of debt discount	3.0	1.3	5.4
Write-off of debt issuance costs on retired debt	32.4	2.9	15.4
Write-off of debt discount on retired debt	(3.1)	(0.5)	9.0
Deferred income taxes	170.7	(197.4)	16.5
Bargain purchase gain from business acquisition	—	—	(158.3)
Gain on contingent purchase price reduction	—	(41.0)	—
Cost of trading securities acquired for resale	—	(643.8)	(770.5)
Proceeds from trading securities sold	—	766.1	757.0
Interest credited/index credits to contractholder account balances	375.0	586.8	140.0
Collateral received (paid)	72.0	49.3	(148.4)
Amortization of fixed maturity discounts and premiums	16.7	86.9	59.9
Net recognized (gains) losses on investments and derivatives	(411.8)	(231.9)	181.2
Charges assessed to contractholders for mortality and administration	(31.5)	(14.9)	(28.4)
Deferred policy acquisition costs	(147.4)	(194.9)	(41.2)
Cash transferred to reinsurer	—	(176.8)	(52.6)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	31.0	—	—
Non-cash restructuring and related charges	—	5.2	15.1
Changes in operating assets and liabilities:	(8.3)	202.2	(25.3)
Net change in cash due to operating activities	522.3	622.5	155.5

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	9,432.2	6,206.7	1,699.9
Cost of investments acquired	(8,940.8)	(5,972.7)	(1,809.0)
Acquisitions, net of cash acquired	(2,014.8)	(185.1)	684.4
Asset-based loans originated, net	(386.6)	(181.5)	—
Capital expenditures	(100.1)	(53.5)	(38.2)
Other investing activities, net	(0.7)	0.5	(5.1)
Net change in cash due to investing activities	(2,010.8)	(185.6)	532.0

Cash flows from financing activities:
Proceeds from issuance of new debt	4,444.0	517.0	498.5
Repayment of debt, including tender and call premiums	(1,608.5)	(524.6)	(230.5)
Revolving credit facility activity	(299.9)	0.4	5.8
Debt issuance costs	(100.4)	(11.2)	(28.8)
Proceeds from issuance of preferred stock, net of issuance cost	—	—	386.0
Purchases of subsidiary stock, net	(77.1)	(85.0)	—
Contractholder account deposits	1,361.8	2,040.5	495.0
Contractholder account withdrawals	(1,712.5)	(1,979.6)	(960.0)
Dividend paid by subsidiary to noncontrolling interest	(17.4)	(23.6)	—
Dividends paid on preferred stock	(33.4)	(31.7)	—
Share based award tax withholding payments	(22.3)	(3.9)	(2.5)
Common stock repurchased	(12.3)	—	—
Other financing activities, net	—	(1.0)	28.6
Net change in cash due to financing activities	1,922.0	(102.7)	192.1
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(0.9)	0.9
Net change in cash and cash equivalents	429.0	333.3	880.5
Cash and cash equivalents at beginning of period	1,470.7	1,137.4	256.9
Cash and cash equivalents at end of period	$1,899.7	$1,470.7	$1,137.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$450.4	$238.6	$190.2
Cash paid for taxes, net	53.4	47.2	37.2

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share figures)

(1) Basis of Preparation and Nature of Operations
Harbinger Group Inc. (“HGI” and, collectively with its respective subsidiaries, the “Company”) is a diversified holding company, the outstanding common stock of which is 56.5% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”), not giving effect to the conversion rights of the Company’s Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”). Such common stock ownership by the HCP Stockholders represents a voting interest of 42.3% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
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
On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the HCP Stockholders. The HCP Stockholders contributed approximately 54.5% of the then outstanding Spectrum Brands common stock to the Company and, in exchange for such contribution, the Company issued to the HCP Stockholders 119,910 thousand shares of its common stock. Subsequently, HGI has directly and indirectly through a wholly-owned subsidiary, acquired additional Spectrum Brands stock. The Company’s beneficial ownership of the outstanding common stock of Spectrum Brands was 59.2% and 57.4% at September 30, 2013 and 2012, respectively.
Spectrum Brands was formed in connection with the combination (the “SB/RH Merger”) of Spectrum Brands, Inc. (“SBI”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company. The SB/RH Merger was consummated on June 16, 2010. As a result of the SB/RH Merger, both SBI and Russell Hobbs are wholly-owned subsidiaries of Spectrum Brands and Russell Hobbs is a wholly-owned subsidiary of SBI. Prior to the SB/RH Merger, the HCP Stockholders owned approximately 40% and 100% of the outstanding common stock of SBI and Russell Hobbs, respectively. Spectrum Brands issued an approximately 65% controlling financial interest to the HCP Stockholders and an approximately 35% noncontrolling financial interest to other stockholders (other than the HCP Stockholders) in the SB/RH Merger.
Immediately prior to the Spectrum Brands Acquisition, the HCP Stockholders held controlling financial interests in both HGI and Spectrum Brands. As a result, the Spectrum Brands Acquisition was considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and was accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although HGI was the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and HGI was not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in the Company’s financial statements to provide a more meaningful presentation of the transaction to the Company’s stockholders. Accordingly, the Company’s financial statements were retrospectively adjusted to reflect as the Company’s historical financial statements, those of SBI prior to June 16, 2010 and the combination of Spectrum Brands, HGI and HGI’s other subsidiaries thereafter. HGI’s assets and liabilities were recorded at the HCP Stockholders’ basis as of June 16, 2010, the date that common control was first established. As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as the Company’s predecessor entity for periods preceding the June 16, 2010 date of the SB/RH Merger. In connection with the Spectrum Brands Acquisition, the Company changed its fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands.
As discussed further in Note 4, on April 6, 2011 (the “FGL Acquisition Date”), the Company, through its wholly-owned subsidiary Fidelity & Guaranty Life,”FGL”, (formerly Harbinger F&G LLC,) acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGH”), from OM Group (UK) Limited (“OMGUK”). Such acquisition (the “FGL Acquisition”) has been accounted for using the acquisition method of accounting. Accordingly, the results of FGH’s operations have been included in the Company’s consolidated financial statements commencing April 6, 2011.

FGH’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. FGH’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities and life insurance products. FGH markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
In connection with the acquisition of FGH, the Company acquired all of the equity of Front Street Re, Ltd. (“Front Street”) which was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to specialty insurance sectors of fixed, deferred and pay out annuities.
Additionally, the Company formed Salus Capital Partners, LLC (“Salus”), a subsidiary engaged in providing secured asset-based loans to entities across a variety of industries.
In December 2012 and January 2013, the Company closed a secondary offering, in which the HCP Stockholders offered a total of 23.0 million shares of common stock at a price to the public of $7.50 per share. The Company did not receive any proceeds from the sale of shares in this offering.
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
In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. On April 8, 2013, the Company completed the Hardware Acquisition, which included the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 4, Acquisitions.
Also in December 2012, Spectrum Brands Escrow Corp. issued $520.0 aggregate principal amount of 6.375% Senior Notes due 2020 (the “6.375% Notes”) and $570.0 aggregate principal amount of 6.625% Senior Notes due 2022 (the “6.625% Notes”). The 6.375% Notes and the 6.625% Notes were assumed by Spectrum Brands Inc., in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 facility, of which $100.0 is in Canadian dollar equivalents (the “Term Loan”). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing. Refer to Note 16, Debt, as well as Note 4, Acquisitions, in the accompanying Consolidated Financial Statements.
In December 2012, FGH entered into a coinsurance agreement (the “Reinsurance Agreement”) with Front Street Re (Cayman) Ltd. (“Front Street Cayman”), also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman reinsures approximately 10%, or approximately $1,500.0 of FGH’s policy liabilities, on a funds-withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGH and an indirect subsidiary of the Company, Five Island, also entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGH in a segregated account. The assets in the segregated account are invested in accordance with FGH’s existing guidelines.
In February 2013, HGI finalized an agreement with EXCO Resources, Inc. (“EXCO”) to create a private oil and natural gas joint venture (the “EXCO/HGI JV”), through the Company’s wholly-owned subsidiary HGI Energy LLC (“HGI Energy”). In connection with its formation, the EXCO/HGI JV entered into a credit agreement which had an initial borrowing base of $400.0, maturing on February 14, 2018 (the “EXCO/HGI JV Credit Agreement”). In March 2013, the EXCO/HGI JV acquired all of the shallow Cotton Valley assets from an affiliate of BG Group plc (“BG Group”) for $130.7, funded with borrowings from the EXCO/HGI JV Credit Agreement.
Also in February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation (“CLO”) vehicle providing for the issuance of up to $250.0 in collateralized obligations, initially funded with $175.5 of the asset-based loans that Salus had originated through that date. In September 2013 Salus announced the closing of an additional $300.0 note issuance by the CLO, bringing the aggregate amount of notes issued by the CLO to $550.0. In connection with this transaction, Salus and its affiliates funded the upsize of the CLO with an additional $167.0 contribution from its portfolio of asset-based loans. Refer to Note 7, Securitizations and Variable Interest Entities, in the accompanying Consolidated Financial Statements.
In March 2013, FGH issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. FGH used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company. Refer to Note 16, Debt, in the accompanying Consolidated Financial Statements.
In August 2013, FGL filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of its common stock. All of the shares will be offered by the issuer, FGL. We are not a selling stockholder in the offering.
In September 2013, Spectrum Brands, announced that it had closed on $1.15 billion of term loans (the “New Term Loans”) pursuant to the New Term Loan Commitment Agreement No. 1 among Spectrum Brands, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent (the “Term Administrative Agent”). The proceeds of the New Term Loans were used (i) to fund the consummation of Spectrum Brands cash tender offer and consent solicitation (the “Tender Offer and Consent Solicitation”) to purchase any and all of its outstanding 9.5% Senior Secured Notes due 2018 (the “9.5% Notes”), (ii) to fund the satisfaction and discharge of the indenture governing the 9.5% Notes not tendered in the Tender Offer and Consent Solicitation and (iii) for working capital and general corporate purposes.
The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Financial Services. For the results of operations by segment, and other segment data, see Note 30, Segment and Geographic Data.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Fiscal Year End
The Company’s fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. References herein to Fiscal 2013, 2012 and 2011 refer to the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of HGI and all other entities in which HGI has a controlling financial interest; including Spectrum Brands, FGL, Front Street, HGI Funding LLC (“HGI Funding”), Salus, Five Island, Zap.Com, those variable interest entities (“VIEs”) where the Company is the primary beneficiary, and its proportionate share of the gross net assets of equity method investments in extractive industries (“Proportionate consolidation”). Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2013, the non-controlling interest component of total equity represents the 40.8% share of Spectrum Brands, the 7.7% of Salus, and the 2.1% share of Zap.Com not owned by HGI.
The Company has elected to account for its investments in extractive industries that it does not control, but over which it can exert significant influence (specifically, the EXCO/HGI JV), by using the proportionate consolidation method allowed for equity-method investments in extractive industries, under Financial Accounting Standards Board (“FASB”) ASC Topic 932, Extractive Activities. Under this method, the Company consolidates its proportionate share of the assets and liabilities of the equity method investment, using a gross presentation.
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
Investments
HGI’s investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value (3) investments in debt and equity securities held by FGH have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 13) and deferred income taxes, and (4) originated asset-based loans that the Company intends to hold in its portfolio and which are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, which are amortized to interest income (included in “Net investment income”) over the expected life of the loan on a straight-line basis.
Available-for-sale Securities—Other-Than-Temporary Impairments
FGH regularly reviews its available-for-sale securities for declines in fair value that FGH determines to be other-than-temporary. For an equity security, if FGH does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, FGH concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing FGH’s ability and intent to hold an equity security to recovery, FGH considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For FGH’s fixed maturity available-for-sale securities, FGH generally considers the following in determining whether FGH’s unrealized losses are other than temporarily impaired:

•	The estimated range and period until recovery;

•	Current delinquencies and nonperforming assets of underlying collateral;

•	Expected future default rates;

•	Collateral value by vintage, geographic region, industry concentration or property type;

•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•	Contractual and regulatory cash obligations.
FGH recognizes other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	FGH does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	FGH intends to sell a security; or

•	It is more likely than not that FGH will be required to sell a security prior to recovery.
If FGH intends to sell a debt security or it is more likely than not FGH will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, FGH will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If FGH does not intend to sell a debt security or it is more likely than not FGH will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
When assessing FGH’s intent to sell a debt security or if it is more likely than not FGH will be required to sell a debt security before recovery of its cost basis, FGH evaluates facts and circumstances such as, but not limited to, decisions to reposition FGH’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, FGH calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows FGH expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the debt security was previously impaired.
When evaluating mortgage-backed securities and asset-backed securities, FGH considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. FGH uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, FGH then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on FGH’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for other-than-temporary impairments by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. FGH also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.
Asset-based Loans
Allowance for Credit Losses
Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2013, the Company has no delinquent loans. The Company generally has a cash dominion provision in its loans whereby all cash generated by its borrowers is swept into a concentration account to pay down each loan on a daily or weekly basis. In instances where the Company believes that it may not be able to collect the entirety of a loan’s principal, interest payments are applied to principal.
The allowance for credit losses represents the Company’s estimate of probable losses inherent in its lending activities and is initially established upon origination of a loan. The allowance for credit losses does not include amounts related to accrued interest receivable, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The Company regularly evaluates the adequacy of the allowance for credit losses on a combined loan basis. The Company will charge loans off against its allowance for credit losses when it becomes evident that the Company will not fully collect the balance of the loan. The provision for credit losses related to the loan portfolio is charged to “Selling, acquisition, operating and general expenses” in the Consolidated Statements of Operations.
Included in the allowance for credit losses are reserves that are maintained to cover uncertainties that affect the Company’s estimate of probable losses, including domestic and global economic uncertainty and large single name defaults. This collective allowance for credit losses is calculated using loss rates delineated by risk rating and loan type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. If necessary, a specific allowance is also established for loans if they are deemed to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that Salus will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as potentially impaired, management measures impairment based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate. Impaired loans may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan losses.

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. Salus is a non-bank asset-based lender, who uses a bank-compatible risk rating scale as a guide as to the relative risk of the loan. This scale places primary reliance on a loan’s cash-flow as a source of repayment, as compared to Salus’s primary reliance on the sale or liquidation of collateral. Quarterly, Salus’s accounting and credit teams review all substandard loans for any potential impairment.
The likelihood of collectibility in accordance with the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the specific loan. Borrowers provide Salus with financial information, in accordance with the loan agreement. Additionally, Salus performs further credit due diligence, such as conducting site visits to the borrowers, as well as obtaining collateral appraisals as a measure of safeguard against decline in loans’ collateral values. Salus internally risk rates loans based on individual criteria on at least a quarterly basis. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. Salus employs an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by industry standards for the banking industry. The internal risk rating scale is separated into the following groups:

•	Pass - Loans with standard, acceptable levels of credit risk. Salus scores these loans between 1 and 5;

•
Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in deterioration of our credit position at some future date. Salus scores these loans as a 6;

•
Substandard - Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well‑defined weakness or weaknesses and are characterized by the distinct possibility that Salus will sustain some loss if the deficiencies are not corrected. Although substandard loans in the aggregate may have a distinct potential for loss, an individual loan’s loss potential does not have to be distinct for the asset to be rated substandard. Salus scores these loans as either 7 or 8 depending on the accrual status; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values. Salus scores these loans as either a 9 or 10.

Derivative Financial Instruments
Consumer Products
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
FGH purchases and issues financial instruments and products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.
The EXCO/HGI JV
The EXCO/HGI JV manages certain portions of its exposure to commodity price fluctuations by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The EXCO/HGI JV does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, recognizes the change in the respective instruments’ fair value “Other expense, net” in the accompanying Consolidated Statements of Operations.

Corporate and Other
The Company has outstanding Preferred Stock that contain a conversion feature (see Note 18). If the Company were to issue certain equity securities at a price lower than the conversion price of the respective Preferred Stock, the conversion price would be adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). Therefore, in accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature is considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative has been bifurcated from the host contracts as of the respective issuance dates, marked to fair value and included in “Equity conversion feature of preferred stock” in the accompanying Consolidated Balance Sheets with the change in fair value shown separately in the Consolidated Statements of Operations. The Company valued the conversion feature using the Monte Carlo simulation approach, as discussed further in Note 9.
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
The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in “Other assets” in the accompanying Consolidated Balance Sheets. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in “Other assets” in the accompanying Consolidated Balance Sheets.
Inventories
The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method.
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

Oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that the EXCO/HGI JV choose between two GAAP alternatives; the full cost method or the successful efforts method. The EXCO/HGI JV chose to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once the EXCO/HGI JV incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. The EXCO/HGI JV’s unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $36.5 and $48.5 as of September 30, 2013 and February 14, 2013, respectively, and are not subject to depletion. The EXCO/HGI JV reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. The EXCO/HGI JV expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. During the period from inception to September 30, 2013, we impaired approximately $10.3 of undeveloped properties to reflect the estimated fair value based on our evaluation of potential oil and natural gas reserves from these properties.
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
Depletion
The EXCO/HGI JV calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to the EXCO/HGI JV’s total production for the quarter, and the appropriate expense is recorded. The EXCO/HGI JV capitalizes the portion of general and administrative costs, including share-based compensation, that is attributable to its exploration, exploitation and development activities.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves.
Ceiling Test and impairment of proved oil and natural gas properties
Pursuant to Rule 4-10(c)(4) of Regulation S-X, the EXCO/HGI JV was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2013. The computation resulted in the carrying costs of the EXCO/HGI JV’s unamortized proved oil and natural gas properties exceeding the September 30, 2013 ceiling test limitation by approximately $222.0. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, HGI requested, and received, an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.
The EXCO/HGI JV’s pricing for these acquisitions are based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values.
HGI's expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period we have elected to use flat pricing as the NYMEX futures contract become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management's internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. The EXCO/HGI JV believes the NYMEX futures contract reflects an independent proxy for fair value.
During the ceiling test exemption period, the EXCO/HGI JV assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. The EXCO/HGI JV evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, the EXCO/HGI JV recognized an impairment of $54.3 to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.

The ceiling test calculation and impairment evaluation are based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Gas gathering assets
Gas gathering assets are capitalized at cost and depreciated on a straight line basis over their estimated useful lives of up to fourteen years.

Deferred abandonment and asset retirement obligations
The EXCO/HGI JV applies FASB ASC 410-20, Asset Retirement and Environmental Obligations (“ASC 410-20”), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The EXCO/HGI JV’s asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
The EXCO/HGI JV’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The EXCO/HGI JV has no assets that are legally restricted for purposes of settling asset retirement obligations.
Goodwill and Intangibles
Consumer Products
Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting following SBI’s emergence from Chapter 11 of the U.S. Bankruptcy Code, intangible assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. ASC Topic 350, “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2013, 2012 and 2011, Spectrum Brands’ goodwill and trade name intangibles were tested for impairment as of the August financial period end, the annual testing date for Spectrum Brands, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred (see discussion under “Intangibles with Indefinite Lives” below.)
In connection with Spectrum Brands’ annual goodwill impairment testing performed during Fiscal 2013, 2012 and 2011, the first step of such testing indicated that the fair value of Spectrum Brands’ reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.
Intangibles with Indefinite Lives
In accordance with ASC 350, Spectrum Brands conducts impairment testing on its goodwill. To determine fair value during Fiscal 2013, 2012 and 2011, Spectrum Brands used the discounted estimated future cash flows methodology and third party valuations. Assumptions critical to Spectrum Brands’ fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. Spectrum Brands also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of Spectrum Brands, which includes both its equity and debt securities. In addition, in accordance with ASC 350, as part of Spectrum Brands’ annual impairment testing, Spectrum Brands tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to Spectrum Brands’ fair value estimates under the relief from royalty methodology were: (i) royalty rates; (ii) projected average revenue growth rates; and (iii) applicable discount rates.
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
In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2013 and 2012, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values. Additionally, during Fiscal 2012 Spectrum Brands reclassified $3.5 of certain indefinite lived trade names to definite lived trade names. Those trade names are being amortized over the remaining useful lives, which have been estimated to be 1-3 years. During Fiscal 2011, Spectrum Brands concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 Spectrum Brands recorded non-cash pretax intangible asset impairment charges of $32.5 within “Selling, acquisition, operating and general expenses” which was equal to the excess of the carrying amounts of the intangible assets over the fair values of such assets.
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

Changes in assumptions can have a significant impact on VOBA and DAC balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA and DAC balances, FGH performs quarterly and annual analyses of VOBA and DAC for the annuity and indexed universal life businesses. The VOBA and DAC balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.
The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of VOBA and DAC reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, FGH performs a retrospective unlocking of VOBA and DAC amortization as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statements of Operations.
For investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
Reinsurance
FGH’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums and benefits are reported net of insurance ceded.
Debt Issuance Costs
Debt issuance costs, which are capitalized within “Other assets,” and original issue discount, net of any premiums, on debt are amortized to interest expense using the effective interest method over the lives of the related debt agreements.
Accounts Payable
Included in accounts payable are book overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company did not provide deferred income taxes on the bargain purchase gain of $158.3 on the FGL Acquisition or the gain on contingent purchase price reduction of $41.0 in Fiscal 2011 and 2012, respectively.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the accompanying Consolidated Statements of Operations.

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
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by FGH to the FHLB.
Funding agreements were issued to the FHLB in 2003, 2004, 2005, 2011 and 2012. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $554.9 and $364.1 at September 30, 2013 and 2012, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $604.9 and $390.6 at September 30, 2013 and 2012, respectively.
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
As of September 30, 2013 and 2012, accumulated (losses) gains related to foreign currency translation adjustments of $(4.1) and $(0.1) (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.
Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $9.4, $1.7 and $3.4 for Fiscal 2013, 2012 and 2011, respectively, are included in “Other expense, net” in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Net Sales
The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is generally not obligated to allow for, and it’s general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net consumer product sales.”
The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of “Net consumer product sales.”
The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of “Net consumer product sales” or an increase of “Consumer products cost of goods sold,” based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605, “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.
The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction of “Net consumer product sales” and a corresponding asset is reported in “Other assets” in the accompanying Consolidated Balance Sheets.
Insurance Premiums
FGH’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. FGH’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
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
Net Investment Income
Dividends and interest income of FGL, Front Street and Salus, recorded in “Net investment income,” are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For mortgage-backed securities, included in the fixed maturity available-for-sale securities portfolios, FGH recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income.”
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses of FGH from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. For the insurance segment, realized gains and losses on the sale of investments are determined using the specific identification method.
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

Oil and natural gas revenues
The EXCO/HGI JV uses the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at September 30, 2013 were not significant.
Shipping and Handling Costs
Shipping and handling costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company incurred shipping and handling costs of $246.1, $198.2 and $201.5 during Fiscal 2013, 2012 and 2011, respectively.
Advertising Costs
Advertising costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements. The Company incurred advertising costs of $23.0, $20.7 and $30.7 during Fiscal 2013, 2012 and 2011, respectively.
Research and Development Costs
Research and development costs are charged to “Selling, acquisition, operating and general expenses” in the period they are incurred. The Company incurred research and development costs of $43.3, $33.1 and $32.9 during Fiscal 2013, 2012 and 2011, respectively.
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

Gathering and transportation
The EXCO/HGI JV generally sells oil and natural gas under two types of agreements which are common in the industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which the EXCO/HGI JV sells oil or natural gas at the wellhead and collects a price, net of the transportation incurred by the purchaser. In this case, The EXCO/HGI JV records sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, the EXCO/HGI JV sells oil or natural gas at a specific delivery point, pays transportation to a third party and receives proceeds from the purchaser with no transportation deduction. In this case, the EXCO/HGI JV records the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, The EXCO/HGI JV’s computed realized prices, before the impact of derivative financial instruments, includes revenues which are reported under two separate bases.

Overhead reimbursement fees
The EXCO/HGI JV has classified fees from overhead charges billed to working interest owners, including itself, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. The EXCO/HGI JV’s share of these charges was $4.3 from inception to the period ended September 30, 2013 and was classified as oil and natural gas production costs.
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related other-than-temporary impairments on investment securities of the insurance segment classified as available-for-sale. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company did not provide income taxes on currency translation adjustments prior to Fiscal 2013, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2013, earnings from international subsidiaries are no longer considered to be permanently reinvested by the Company. Net unrealized gains and losses on investment securities classified as available-

for-sale by FGH are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized (see Note 13).
Fair Value Measurements
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
Restructuring and Related Charges
Restructuring charges are recognized and measured according to the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of properties and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Restructuring and related charges are reflected in “Consumer products cost of goods sold” and “Selling, acquisition, operating and general expenses” as applicable (see Note 24).
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
Reclassifications and Retrospective Adjustments
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. As discussed further in Note 4, in Fiscal 2012 the Company finalized the provisional acquisition accounting balances for the FGL Acquisition, resulting in retrospective adjustments which increased the bargain purchase gain and net income by $7.3 in Fiscal 2011.

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
As a result of the change in accounting method, the Company had the following reclassifications for years ended September 30, 2012 and 2011, respectively:

	Year ended
	September 30, 2012	September 30, 2011

Net change in cash due to operating activities	$4.0	$2.5

Net change in cash due to financing activities	$(4.0)	$(2.5)

Recent Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The guidance requiring disclosure of the income statement location where gains and losses reclassified out of comprehensive income are included was deferred in December 2011. In November 2012, the FASB clarified its position on the reclassification disclosures, allowing disclosure of reclassification adjustments on the face of the comprehensive income statement or in the notes to the financial statements. The accounting guidance requiring a comprehensive income statement is now effective for the Company. The Company has implemented all required disclosures.
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
Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The update is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. The Company is currently assessing the potential impact of ASU 2013-04.
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position, therefore the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

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
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Notes 4 and 23), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 5, 6 and 9), (3) other-than-temporary impairments of available-for-sale investments (see Note 5), (4) fair value of equity conversion feature of preferred stock (see Note 9), (5) estimates of reserves for loss contingencies, including litigation, regulatory and environmental reserves (see Note 26), (6) valuation and impairment recognition for long-lived assets including properties, oil and gas properties, and goodwill and intangibles (see Notes 2, 12 and 13) and (7) VOBA and DAC amortization (see Notes 2 and 13), and (8) reserves for future policy benefits and product guarantees (see Note 2.)

FGL periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees and amortization of intangibles.  As part of the assumption review process that occurred in the quarter ended September 2013, changes were made to the surrender rates, earned rates and future index credits to bring the assumptions in line with current and expected future experience.  The change in assumptions resulted in a net increase in future expected margins and corresponding “unlocking” and amortization adjustments, increasing intangible assets and reducing the net intangible asset amortization by $33.1 in Fiscal 2013. These assumptions are also used in the FIA embedded derivative reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45.3 during Fiscal 2013, net of related intangible amortization.

Concentrations of Credit Risk and Major Customers
Trade receivables subject the Company’s consumer products and energy segments to credit risk. Trade accounts receivable are carried at net realizable value.
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
The EXCO/HGI JV sells oil, natural gas and natural gas liquids (“NGLs”) to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. The EXCO/HGI JV's trade accounts receivable are due from purchasers of oil or natural gas. The EXCO/HGI JV has the right to offset future revenues against unpaid charges related to wells which it operates. Oil and natural gas trade receivables are generally uncollateralized. The allowance for doubtful oil and natural gas accounts receivable was immaterial as of September 30, 2013. In addition, the EXCO/HGI JV has other receivables due from participants in oil and natural gas wells for which it serves as the operator.
The Company’s consumer products segment has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 18.0%, 23.0% and 24.0% of the Company’s “Net consumer product sales” during Fiscal 2013, 2012 and 2011, respectively. This major customer also represented approximately 11% and 13% of the Company’s trade accounts receivable, net as of September 30, 2013 and 2012, respectively (see Note 10).
Approximately 41.0%, 46.0% and 44.0% of the Company’s “Net consumer product sales” during Fiscal 2013, 2012 and 2011, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Concentrations of Financial Instruments
As of September 30, 2013, the Company’s most significant investment in one industry was FGH’s investment securities in the banking industry with a fair value of $1,892.1, or 11.7%, of the invested assets portfolio. FGH’s holdings in this industry includes investments in 80 different issuers with the top ten investments accounting for 41.8% of the total holdings in this industry. As of September 30, 2013 and 2012, the Company had investments in 19 and 8 issuers that exceeded 10% of stockholders’ equity with a fair value of $1,983.7 and $1,082.0, or 12.0% and 6.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2013 and 2012 had a fair value of $150.7 and $152.9, or approximately 1.0% and 1.0% of the invested assets portfolio, respectively.

Concentrations of Financial and Capital Markets Risk
FGH is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on FGH’s results of operations, financial condition and liquidity prior to the FGL Acquisition. FGH expects to continue to face challenges and uncertainties that could adversely affect FGH’s results of operations and financial condition.
FGH’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of FGH’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of FGH’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGH to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by FGH’s products.

Concentration of Reinsurance Risk
FGH has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 21) that could have a material impact on FGH’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of September 30, 2013, the net amount recoverable from Wilton Re was $1,337.7. FGH monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Acquisitions
Acquisitions Completed in Fiscal 2013
Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business
On December 17, 2012, Spectrum Brands completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan closed on April 8, 2013.
The following table summarizes the preliminary consideration paid for the HHI Business:

Negotiated sales price, excluding TLM Taiwan	$1,300.0
Working capital and other adjustments at December 17, 2012 close	(10.7)
Final working capital adjustment	(7.7)
Final purchase price, excluding TLM Taiwan	1,281.6
Negotiated sales price, TLM Taiwan	100.0
Final TLM Taiwan working capital and other adjustments	(6.5)
Total HHI Business purchase price	$1,375.1
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
The results of the HHI Business operations since December 17, 2012, excluding TLM Taiwan, are included in the Company’s Consolidated Statements of Operations. The results of TLM Taiwan operations since April 8, 2013 are included in the Company’s Consolidated Statements of Operations.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business, excluding TLM Taiwan, have been recognized in the Consolidated Balance Sheets based upon their preliminary values at December 17, 2012. The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the TLM Taiwan purchase have been recognized in the Consolidated Balance Sheets based upon their preliminary values at April 8, 2013. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Spectrum Brands’ existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations and valuation allowance, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on Spectrum Brands’ estimated reversal of its consolidated U.S. valuation allowances recognized during the measurement period. See Note 23, Income Taxes, for further information. Spectrum Brands expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period.
The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

	HHI Business Preliminary Valuation	TLM Taiwan Preliminary Valuation		Preliminary Valuation
	December 30, 2012	June 30, 2013	Adjustments/reclassifications	September 30, 2013
Cash	$17.4	$0.8	$5.8	$24.0
Accounts receivable	104.6	—	4.0	108.6
Inventory	207.2	1.1	0.1	208.4
Prepaid expenses and other	13.3	2.2	(6.2)	9.3
Property, plant and equipment	104.5	36.8	(2.9)	138.4
Intangible assets	470.0	17.1	2.0	489.1
Other long-term assets	3.1	0.1	4.4	7.6
Total assets acquired	920.1	58.1	7.2	985.4
Accounts payable	130.1	—	8.0	138.1
Deferred tax liability - current	7.1	—	0.1	7.2
Accrued liabilities	37.6	0.2	5.0	42.8
Deferred tax liability - long-term	104.7	1.9	9.8	116.4
Other long-term liabilities	11.2	8.1	0.4	19.7
Total liabilities assumed	290.7	10.2	23.3	324.2
Total identifiable net assets	629.4	47.9	(16.1)	661.2
Non-controlling interests	(2.2)	—	(1.7)	(3.9)
Goodwill	662.1	45.6	10.1	717.8
Total net assets acquired	$1,289.3	$93.5	$(7.7)	$1,375.1

Since the preliminary valuation on December 30, 2012, Spectrum Brands recorded $45.6 of goodwill related to the acquisition of TLM Taiwan on April 8, 2013, and recorded adjustments to the preliminary valuation of assets and liabilities, excluding TLM Taiwan, resulting in a net increase to goodwill of $10.1. The preliminary goodwill increased $9.8 as a result of recording certain state and foreign valuation allowances against deferred tax assets, $2.9 resulting from a reduction in certain property, plant and equipment asset values and $7.0 from changes in working capital and other asset and liability accounts based on new information obtained by Spectrum Brands. The preliminary goodwill decreased $7.7 as a result of the final working capital adjustment related to the December 17, 2012 close and $2.0 as a result of new information related to intangible assets which increased their value. The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period, as well as items identified by management. Spectrum Brands believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. Spectrum Brands expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
Preliminary Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company’s Consolidated Statements of Operations.

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

•
Property, plant and equipment, net - An adjustment of $10.0 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of the property, plant and equipment was based on the cost approach.

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $489.1. A summary of the significant key inputs is as follows:

•
Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 2.5% - 15.5%. Spectrum Brands assumed a customer retention rate of approximately 95.0%, which was supported by historical retention rates. Income taxes were estimated at 17.0% - 35.0% and amounts were discounted using a rate of 12.0%. The customer relationships were valued at $90.0 under this approach and will be amortized over 20 years.

•
Spectrum Brands valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 3.0% - 5.0% of expected net sales related to the respective trade names and trademarks. Spectrum Brands anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, net sales for significant trade names and trademarks were estimated to grow at a rate of 2.5% - 5.0% annually with a terminal year growth rate of 2.5%. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. Trade name and trademarks were valued at $331.0 under this approach.

•
Spectrum Brands valued definite lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rates used in the determination of the fair values of the trade names ranged from 1.0% - 3.5% of expected net sales related to the respective trade name. Spectrum Brands assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, net sales for the trade name were estimated to grow at a rate of 2.5% - 15.5% annually. Income taxes were estimated at 17.0% - 35.0% and amounts were discounted using a rate of 12.0%. The trade names were valued at $4.1 under this approach.

•
Spectrum Brands valued a trade name license agreement using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair value of the trade name license agreement was 4.0% of expected net sales related to the respective trade name. In estimating the fair value of the trade name license agreement, net sales were estimated to grow at a rate of 2.5% - 5.0% annually. Spectrum Brands assumed a 5 year useful life of the trade name license agreement. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%. The trade name license agreement was valued at $13.0 under this approach.

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

•	Deferred tax liabilities, net - An adjustment of $123.6 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.
Shaser
On November 8, 2012, Spectrum Brands completed the cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc. (“Shaser”). Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.

The following table summarizes the preliminary consideration paid for Shaser:

November 8, 2012
Negotiated sales price	$50.0
Preliminary working capital adjustment	(0.4)
Final working capital adjustment	0.1
Preliminary purchase price	$49.7
The purchase agreement provides Spectrum Brands with an option, exercisable solely at Spectrum Brands’ discretion, to acquire the remaining 44% interest of Shaser (the “Call Option”). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to the higher of 1.0x trailing revenues or 7.0x adjusted trailing earnings before interest taxes depreciation and amortization (“EBITDA”), as defined, for calendar year ended December 31, 2016.
The results of Shaser’s operations since November 8, 2012 are included in the Company’s Consolidated Statements of Operations.
Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Shaser acquisition have been measured at their fair values at November 8, 2012 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is not expected to be deductible for income tax purposes. The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are final and the measurement period has closed.
The fair values recorded for the assets acquired and liabilities assumed for Shaser, including a reconciliation to the preliminary valuation reported as of December 30, 2012 are as follows:

	Preliminary Valuation		Preliminary Valuation
	December 30, 2012	Adjustments/reclassifications	September 30, 2013
Cash	$0.9	$—	$0.9
Intangible asset	35.5	(6.2)	29.3
Other assets	2.7	(2.5)	0.2
Total assets acquired	39.1	(8.7)	30.4
Total liabilities assumed	14.4	(5.6)	8.8
Total identifiable net assets	24.7	(3.1)	21.6
Non-controlling interest	(39.0)	(0.1)	(39.1)
Goodwill	63.9	3.3	67.2
Total identifiable net assets	$49.6	$0.1	$49.7

Subsequent to the preliminary purchase accounting, Spectrum Brands recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $3.3. Goodwill increased as a result of further information to support a key valuation factor that impacted the valuation of the technology asset acquired, and the resulting changes to the deferred tax asset and liabilities. This revised information was provided by Shaser during the period.
Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation, Spectrum Brands has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has recorded its best estimates for these contingencies as part of the purchase accounting for Shaser.
Valuation Adjustments
Spectrum Brands performed a valuation of the acquired proprietary technology assets, the non-controlling interest and the Call Option related to Shaser at November 8, 2012. A summary of the significant key inputs is as follows:

•
Spectrum Brands valued the technology assets using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Shaser, related licensing agreements and the importance of the technology and profit levels, among other considerations. The royalty rate used in the determination of the fair value of the technology asset was 10.5% of expected net sales related to the technology. Spectrum Brands anticipates using the technology through the legal life of the underlying patent and therefore the expected life of the technology was equal to the remaining legal life of the underlying patent which was 13 years. In estimating the fair value of the technology, net sales were estimated to grow at a long-term rate of 3.0% annually. Income taxes were estimated at 35.0% and amounts were discounted using the rate of 11.0%. The technology asset was valued at approximately $29.3 under this approach.

•
Spectrum Brands valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction approach. In estimating the fair value of the non-controlling interest, key assumptions include (i) cash flow projections based on market participant data and estimates by Spectrum Brands management, with net sales estimated to grow at a terminal growth rate of 3.0% annually, income taxes estimated at 35.0%, and amounts discounted using a rate of 17.0%, (ii) financial multiples of companies deemed to be similar to Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $39.0 under this approach.

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

EXCO/HGI JV
The EXCO/HGI JV was formed on February 14, 2013 through transactions between subsidiaries of EXCO and HGI, resulting in the formation of the General Partner and the Partnership. Under the terms of the respective agreements, the EXCO/HGI JV acquired certain oil and natural gas assets from EXCO for $725.0 of total consideration, subject to certain customary closing adjustments of $30.5, or a net purchase price of $694.5. Immediately after the closing and the consummation of the transactions, the ownership in the Partnership was 73.5% by HGI and 24.5% by EXCO and 2.0% by the General Partner. In addition, HGI and EXCO each own a 50.0% member interest in the General Partner and each have equal representation on the General Partner’s board of directors. The ownership of the Partnership and General Partnership translates into an economic ownership of the EXCO/HGI JV of 74.5%. At the closing, HGI contributed approximately $349.8 in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date) to the EXCO/HGI JV and EXCO contributed $694.5 of net assets in exchange for cash of $574.8, and retained an interest in the joint venture of $119.1. The payment to EXCO was funded through a combination of cash from HGI’s contribution, and borrowings under the EXCO/HGI JV Credit Agreement.
On March 5, 2013, the EXCO/HGI JV acquired all of the shallow Cotton Valley assets from an affiliate of BG Group for $130.7, after final purchase price adjustments. This acquisition included oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana. The assets acquired by the EXCO/HGI JV represented an incremental working interest in certain properties previously owned by the EXCO/HGI JV. The acquisition was funded with borrowings from the EXCO/HGI JV Credit Agreement.

The EXCO/HGI JV accounted for the acquisitions in accordance with ASC 805-10, Business Combinations. The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the acquisition:

	EXCO's Contributed Assets February 14, 2013		BG Cotton Valley Assets March 5, 2013
	EXCO/HGI JV	HGI's Proportionate Interest	EXCO/HGI JV	HGI's Proportionate Interest
Assets acquired:
Cash	$0.1	$0.1	$—	$—
Oil and natural gas properties
Unproved oil and natural gas properties	65.1	48.5	7.2	5.4
Proved developed and undeveloped oil and natural gas properties	632.2	471.0	130.9	97.5
Total oil and natural gas properties	697.3	519.5	138.1	102.9
Gas Gathering and other assets	32.7	24.5	—	—
Liabilities assumed:
Accounts payable and other current liabilities	(10.8)	(8.0)	—	—
Other liabilities	(24.8)	(18.5)	(7.4)	(5.5)
Total purchase price	$694.5	$517.6	$130.7	$97.4
The EXCO/HGI JV performed a valuation of the assets acquired and liabilities assumed at February 14, 2013 and March 5, 2013. A summary of the key inputs are as follows:

Oil and Natural Gas Properties - HGI’s proportionate share of the fair value allocated to oil and natural gas properties was $519.5 and $102.9, for the EXCO/HGI JV and the BG Cotton Valley acquisitions, respectively. The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on the partnership’s internal geological, engineering data and financial data. The EXCO/HGI JV utilized NYMEX forward strip prices to value the reserves for a period of five years and then held prices flat thereafter. The EXCO/HGI JV then applied various discount rates depending on the classification of reserves and other risk characteristics.
Gas Gathering Assets - HGI’s proportionate share of the fair value allocated to gas gathering assets was $21.5. The fair value of these assets was determined based on a market approach using other recent transactions involving gathering and processing assets. The EBITDA multiple based on these market transactions was applied to the projected EBITDA of the gas gathering assets in order to calculate the fair value.
Asset Retirement Obligations - HGI’s proportionate share of the fair value allocated to asset retirement obligations was $18.5 and $5.5, respectively. These asset retirement obligations represent the present value of the estimated amount to be incurred to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate, and timing associated with the incurrence of these costs. The asset retirement obligations are primarily included in “Other liabilities” in the Consolidated Balance Sheets.
Acquisitions Completed in Fiscal 2011
FGL Acquisition
On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGH and certain intercompany loan agreements between the seller, as lender, and FGH, as borrower, for cash consideration of $350.0 (including $5.0 re-characterized as an expense), which amount could be reduced by up to $50.0 post closing (as discussed further below). The Company incurred approximately $22.7 of expenses related to the FGL Acquisition, including $5.0 of the $350.0 cash purchase price which has been re-characterized as an expense since the seller made a $5.0 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Such expenses are included in “Selling, acquisition, operating and general expenses” in the Consolidated Statements of Operations for the year ended September 30, 2011. The FGL Acquisition continued HGI’s strategy of obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries.

Net Assets Acquired
The acquisition of FGH has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and were preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Effective April 1, 2012, the Company finalized such provisional amounts which were previously disclosed as of September 30, 2011.
The following table summarizes the provisional and final amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition Date:

	Provisional Amounts	Fiscal 2012 Measurement Period Adjustments	Final Amounts
Investments, cash and accrued investment income, including cash acquired of $1,040.5	$17,705.4	$—	$17,705.4
Reinsurance recoverable	929.8	15.2	945.0
Intangible assets (VOBA)	577.2	—	577.2
Deferred tax assets	256.6	(3.9)	252.7
Other assets	72.8	—	72.8
Total assets acquired	19,541.8	11.3	19,553.1
Contractholder funds and future policy benefits	18,415.0	—	18,415.0
Liability for policy and contract claims	60.4	—	60.4
Note payable	95.0	—	95.0
Other liabilities	475.3	4.1	479.4
Total liabilities assumed	19,045.7	4.1	19,049.8
Net assets acquired	496.1	7.2	503.3
Cash consideration, net of $5.0 re-characterized as expense	345.0	—	345.0
Bargain purchase gain	$151.1	$7.2	$158.3
The application of acquisition accounting resulted in a bargain purchase gain of $158.3, which is reflected in the Consolidated Statements of Operations for the year ended September 30, 2011. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. The Company believes that the resulting bargain purchase gain is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGH, as it had publicly announced its intention to do so approximately a year prior to the sale, (b) the fair value of FGH’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the FGL Acquisition Date, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGH’s statutory capital between the date of the initially negotiated purchase price and the FGL Acquisition Date and (d) an independent appraisal of FGH’s business indicated that its fair value was in excess of the purchase price.
Reinsurance Transactions
As discussed in Note 21, pursuant to the F&G Stock Purchase Agreement on April 7, 2011, FGH recaptured all of the life business ceded to OM Re. OM Re transferred assets with a fair value of $653.7 to FGH in settlement of all of OM Re’s obligations under these reinsurance agreements. Such amounts are reflected in FGH’s purchase price allocation. Further, on April 7, 2011, FGH ceded on a coinsurance basis a significant portion of this business to Raven Re. Certain transactions related to Raven Re such as the surplus note issued to OMGUK in the principal amount of $95.0, which was used to partially capitalize Raven Re and the Structuring Fee of $13.8 are also reflected in FGH’s purchase price allocation. Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment was adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. The estimated economic performance for the period from January 1, 2011 to April 6, 2011 was considered in the FGH’s opening balance sheet and purchase price allocation. Of the ongoing settlement adjustments resolved with Wilton Re, as discussed in Note 21, it was determined that $11.2, less $3.9 of deferred income taxes, related to the pre-acquisition period, and were reflected as measurement period adjustments to the initial purchase price allocation. Such adjustments have been retrospectively reflected in the accompanying consolidated financial statements as of and for the year ended September 30, 2011.

Contingent Purchase Price Reduction
As contemplated by the terms of the F&G Stock Purchase Agreement, Front Street Re, Ltd. (“Front Street”), a then recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company sought to enter into a reinsurance agreement (the “Front Street Reinsurance Transaction”) with FGH whereby Front Street would reinsure up to $3,000.0 of insurance obligations under annuity contracts of FGH, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the HCP Stockholders, would be appointed the investment manager of up to $1,000.0 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGH.
The Front Street Reinsurance Transaction required the approval of the Maryland Insurance Administration (the “MIA”). The F&G Stock Purchase Agreement provides that, the seller may be required to pay up to $50.0 as a post-closing reduction in purchase price if, among other things, the Front Street Reinsurance Transaction is not approved by the MIA or is approved subject to certain restrictions or conditions. FGH received written notice, dated January 10, 2012, from the MIA, rejecting the Front Street Reinsurance Transaction, as proposed by the respective parties. HGI notified the seller of the failure of the MIA to approve the Front Street Reinsurance Transaction and sought the purchase price reduction.The seller refused, and HGI is pursuing all available options to recover the full purchase price reduction, including the commencement of litigation against the seller; however, the outcome of any such action is subject to risk and uncertainty and there can be no assurance that any or all of the $50.0 purchase price reduction will be obtained by HGI.
Prior to the receipt of the written rejection notice from the MIA, management believed, based on the facts and circumstances at that time, that the likelihood was remote that the purchase price would be required to be reduced. Therefore a fair value of zero had been assigned to the contingent purchase price reduction as of the FGL Acquisition date and at each subsequent quarterly remeasurement date through January 1, 2012. Management now believes that it is near certain that the purchase price will be required to be reduced by the full $50.0 amount and has estimated a fair value of $41.0 for the contingent receivable as of September 30, 2013 (essentially unchanged from September 30, 2012), reflecting appropriate discounts for potential litigation and regulatory action, length of time until expected payment is received and a credit insurance risk premium. Such $41.0 estimated fair value of the contingent receivable has been reflected in “Receivables, net” in the Consolidated Balance Sheets as of September 30, 2013. A corresponding credit to “Gain on contingent purchase price reduction” was recorded in earnings during Fiscal 2012. Changes in the estimated fair value of the contingent consideration resulting from events after the acquisition date are accounted for in earnings upon each remeasurement date, until such time as the contingency is resolved.
Intangible Assets
VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. VOBA is being amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. FGH will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of VOBA is reported in “Amortization of intangibles” in the Consolidated Statements of Operations. The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition as of the FGL Acquisition Date is as follows: 80.4% related to FIA’s, and 19.6% related to deferred annuities.
Refer to Note 13 for FGH’s historical and estimated future amortization of VOBA, net of interest.
Deferred Taxes
The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date and are recorded as deferred income tax assets and liabilities. The acquisition of FGH is considered a non-taxable acquisition under tax accounting criteria, therefore, the tax basis of assets and liabilities reflect an historical (carryover) basis at the FGL Acquisition Date. However, since assets and liabilities reported under US GAAP are adjusted to fair value as of the FGL Acquisition Date, the deferred tax assets and liabilities are also adjusted to reflect the effects of those fair value adjustments. This resulted in shifting FGH into a significant net deferred tax asset position at the FGL Acquisition Date, principally due to the write-off of DAC and the establishment of a significantly lesser amount of VOBA which resulted in reducing the associated deferred tax liabilities and thereby shifting FGH’s net deferred tax position. This shift, coupled with the application of certain tax limitation provisions that apply in the context of a change in ownership transaction, most notably Section 382 of the IRC, relating to “Limitation in Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change,” as well as other applicable provisions under Sections 381-384 of the IRC, require FGH to reconsider the realization of FGH’s gross deferred tax asset position and the need to establish a valuation allowance against it. Management determined that a valuation allowance against a portion of the gross deferred tax asset (“DTA”) was required as of FGL Acquisition Date.

The components of the net deferred tax assets as of the FGL Acquisition Date (updated for measurement period adjustments) are as follows:

Deferred tax assets:
DAC	$96.8
Insurance reserves and claim related adjustments	401.7
Net operating losses	128.4
Capital losses (carryovers and deferred)	267.5
Tax credits	75.2
Other deferred tax assets	24.1
Total deferred tax assets	993.7
Valuation allowance	(405.4)
Deferred tax assets, net of valuation allowance	588.3
Deferred tax liabilities:
VOBA	202.0
Investments	121.2
Other deferred tax liabilities	12.4
Total deferred tax liabilities	335.6
Net deferred tax assets	$252.7

Supplemental Pro Forma Information
The following table reflects the Company’s unaudited pro forma results for Fiscal 2013, 2012 and 2011 had the results of the Hardware Acquisition, the acquisition of the Company’s interest in the EXCO/HGI JV and FGH been included for each of the full year periods, as if the respective acquisitions were completed on October 1, 2010.

	September 30,
	2013	2012	2011 (a)

Revenues:
Reported revenues	$5,543.4	$4,480.7	$3,477.7
FGH adjustment (b)	—	—	685.8
HHI adjustment	191.8	973.6	975.1
EXCO/HGI JV adjustment	53.7	149.3	213.8
Pro forma revenues	$5,788.9	$5,603.6	$5,352.4

Net (loss) income:
Reported net (loss) income	$(69.0)	$110.7	$7.3
FGH adjustment (b)	—	—	84.9
HHI adjustment	4.9	76.1	77.0
EXCO/HGI JV adjustment	(0.4)	(6.8)	49.4
Pro forma net (loss) income	$(64.5)	$180.0	$218.6

Basic net (loss) income per common share attributable to controlling interest:
Reported net (loss) income per common share	$(0.67)	$0.15	$0.11
FGH adjustment	—	—	0.61
HHI adjustment	0.04	0.55	0.55
EXCO/HGI JV adjustment	—	(0.05)	0.35
Pro forma net (loss) income per common share	$(0.63)	$0.65	$1.62

Diluted net (loss) income per common share attributable to controlling interest:
Reported diluted net (loss) income per common share	$(0.67)	$0.15	$0.09
FGH adjustment	—	—	0.54
HHI adjustment	0.04	0.54	0.49
EXCO/HGI JV adjustment	—	(0.05)	0.31
Pro forma diluted net (loss) income per common share	$(0.63)	$0.64	$1.43

(a)
Reported revenues and net income for Fiscal 2011 include the actual reported results of FGH for the approximate six month period subsequent to April 6, 2011. Reported net income also includes the $158.3 non-recurring bargain purchase gain which was recorded as of the FGL Acquisition Date, and reflects the retrospective measurement period adjustments disclosed above.

(b)	The pro forma information primarily reflects the following pro forma adjustments applied to FGH’s historical results:

•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGH’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•
Adjustments to reflect the impacts of the recapture of the life business from OM Re and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer, including the amortization of the related $13.8 Structuring Fee;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on the new $95.0 surplus note payable (which was subsequently settled in October 2011);

•	Adjustments to reflect the full-period effect of interest expense on the initial $350.0 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition; and

•	Reversal of the change in the deferred tax valuation allowance included in the income tax provision.

Other Acquisitions
During the years ended September 30, 2012 and 2011, Spectrum Brands completed the following acquisitions which were not considered significant individually or collectively:
Black Flag
On October 31, 2011, Spectrum Brands completed the $43.8 cash acquisition of the Black Flag and TAT trade names (“Black Flag”) from The Homax Group, Inc., a portfolio company of Olympus Partners. The Black Flag and TAT product lines consist of liquids, aerosols, baits and traps that control ants, spiders, wasps, bedbugs, fleas, flies, roaches, yellow jackets and other insects. In accordance with ASC Topic 805, Business Combinations (“ASC 805”), Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting.
The results of Black Flag’s operations since October 31, 2011 are included in the accompanying Consolidated Statements of Operations. The purchase price of $43.8 has been allocated to the acquired net assets, including $25.0 of identifiable intangible assets, $15.9 of goodwill, $2.5 of inventories, and $0.4 of properties and other assets.
FURminator
On December 22, 2011, Spectrum Brands completed the $141.8 cash acquisition of FURminator, Inc. (“FURminator”) from HKW Capital Partners III, L.P. FURminator is a leading worldwide provider of branded and patented pet deshedding products. In accordance with ASC 805, Spectrum Brands accounted for the acquisition by applying the acquisition method of accounting.
The results of FURminator operations since December 22, 2011 are included in the accompanying Consolidated Statements of Operations. The purchase price of $141.8 has been allocated to the acquired net assets, including $79.0 of identifiable intangible assets, $68.5 of goodwill, $9.2 of current assets, $0.7 of properties and $15.7 of current and long-term liabilities.
Seed Resources
During Fiscal 2011, Spectrum Brands completed several business acquisitions which were not significant individually or collectively. The largest of these was the $10.5 cash acquisition of Seed Resources, LLC (“Seed Resources”) on December 3, 2010. Seed Resources is a wild seed cake producer through its Birdola premium brand seed cakes. The acquisition was accounted for under the acquisition method of accounting. The results of Seed Resources’ operations since December 3, 2010 are included in the accompanying Consolidated Statements of Operations. The purchase price of $12.5 (representing cash paid of $10.5 and contingent consideration accrued of $2.0) included $1.1 of trade name intangible assets and $10.0 of goodwill.
Acquisition and Integration Related Charges
Acquisition and integration related charges reflected in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to an acquisition or potential acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses.

The following table summarizes acquisition and integration related charges incurred by the Company for the years ended September 30, 2013, 2012 and 2011:

	September 30,
	2013	2012	2011
SB/RH Merger
Integration costs	$3.5	$10.2	$23.1
Employee termination charges	0.2	3.9	8.1
Legal and professional fees	—	1.5	4.9
	3.7	15.6	36.1
HHI Business
Legal and professional fees	27.7	—	—
Integration costs	8.9	—	—
Employee termination charges	0.3	—	—
	36.9	—	—

FGL	—	—	22.7
Spectrum Brands	—	—	1.1
EXCO/HGI JV	9.2	—	—
FURminator	2.3	7.9	—
BlackFlag	0.2	3.4	—
Shaser	4.8	—	—
Other	5.3	7.9	3.7
Total acquisition and integration related charges	$62.4	$34.8	$63.6

(5) Investments
The Company’s consolidated investments are summarized as follows:

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,505.7	$22.6	$(5.2)	$1,523.1	$1,523.1
Commercial mortgage-backed securities	431.3	24.7	(1.6)	454.4	454.4
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	49.0	(40.8)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.4	(13.4)	1,368.0	1,368.0
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total fixed maturities	15,062.1	491.5	(253.6)	15,300.0	15,300.0
Equity securities
Available-for-sale	274.6	6.7	(10.3)	271.0	271.0
Held for trading	120.1	0.6	(39.2)	81.5	81.5
Total equity securities	394.7	7.3	(49.5)	352.5	352.5
Derivatives	141.7	88.5	(8.4)	221.8	221.8
Asset-based loans	560.4	—	—	560.4	560.4
Other invested assets
Policy loans and other invested assets	31.2	—	—	31.2	31.2
Total investments	$16,190.1	$587.3	$(311.5)	$16,465.9	$16,465.9

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,010.9	$18.6	$(1.6)	$1,027.9	$1,027.9
Commercial mortgage-backed securities	520.0	36.2	(2.4)	553.8	553.8
Corporates	10,211.8	807.2	(10.0)	11,009.0	11,009.0
Hybrids	519.0	18.8	(9.6)	528.2	528.2
Municipals	1,083.2	141.9	(1.1)	1,224.0	1,224.0
Agency residential mortgage-backed securities	149.5	5.8	(0.3)	155.0	155.0
Non-agency residential mortgage-backed securities	629.1	35.8	(4.3)	660.6	660.6
U.S. Government	917.5	12.9	—	930.4	930.4
Total fixed-maturity securities	15,041.0	1,077.2	(29.3)	16,088.9	16,088.9
Equity securities
Available-for-sale	237.5	11.9	(1.3)	248.1	248.1
Held for trading	191.8	—	(45.0)	146.8	146.8
Total equity securities	429.3	11.9	(46.3)	394.9	394.9
Derivatives	142.1	67.0	(8.4)	200.7	200.7
Asset-based loans	180.1	—	—	180.1	180.1
Other invested assets
U.S. Treasuries and certificate of deposit, held-to-maturity	35.0	—	—	35.0	35.0
Policy loans and other invested assets	18.8	—	—	18.8	18.8
Total other invested assets	53.8	—	—	53.8	53.8
Total investments	$15,846.3	$1,156.1	$(84.0)	$16,918.4	$16,918.4

Included in AOCI were unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at September 30, 2013 and 2012, respectively. The non-agency residential mortgage-backed securities unrealized losses and gains represent the difference between book value and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the 2013 purchased non-agency residential mortgage-backed securities.

Securities held on deposit with various state regulatory authorities had a fair value of $19.4 and $20.7 at September 30, 2013 and 2012, respectively.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2013
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$978.5	$982.4
Due after one year through five years	2,739.1	2,805.8
Due after five years through ten years	2,972.4	3,000.9
Due after ten years	5,007.5	5,037.5
Subtotal	11,697.5	11,826.6
Other securities which provide for periodic payments:
Asset-backed securities	1,505.7	1,523.1
Commercial-mortgage-backed securities	431.3	454.3
Structured hybrids	27.1	29.4
Agency residential mortgage-backed securities	96.5	98.6
Non-agency residential mortgage-backed securities	1,304.0	1,368.0
Total fixed maturity available-for-sale securities	$15,062.1	$15,300.0

Securities in an Unrealized Loss Position
FGH’s available-for-sale securities with unrealized losses are reviewed for potential other-than-temporary impairments. In evaluating whether a decline in value is other-than-temporary, FGH considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. FGH also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
FGH analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGH has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2013.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial-mortgage-backed securities	26.6	(0.5)	4.9	(1.1)	31.5	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.1)	32.2	(1.2)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.5)	477.7	(40.8)
Agency residential mortgage-backed securities	9.8	(0.1)	1.1	(0.2)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S. Government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(235.9)	$520.0	$(28.0)	$5,925.9	$(263.9)
Total number of available-for-sale securities in an unrealized loss position		588		78		666

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$169.8	$(1.0)	$7.5	$(0.6)	$177.3	$(1.6)
Commercial-mortgage-backed securities	0.8	(0.8)	10.7	(1.6)	11.5	(2.4)
Corporates	411.3	(8.1)	45.5	(1.9)	456.8	(10.0)
Equities	—	—	44.5	(1.3)	44.5	(1.3)
Hybrids	13.4	(0.4)	107.7	(9.2)	121.1	(9.6)
Municipals	71.1	(1.1)	—	—	71.1	(1.1)
Agency residential mortgage-backed securities	1.8	(0.2)	6.1	(0.1)	7.9	(0.3)
Non-agency residential mortgage-backed securities	12.9	(0.3)	101.8	(4.0)	114.7	(4.3)
Total available-for-sale securities	$681.1	$(11.9)	$323.8	$(18.7)	$1,004.9	$(30.6)
Total number of available-for-sale securities in an unrealized loss position		100		56		156
At September 30, 2013 and 2012, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments and municipals. Total unrealized losses were $263.9 and $30.6 at September 30, 2013 and 2012, respectively. The increase in the unrealized loss position is largely due to the increase in Treasury yields in the current fiscal year. 10 year US Treasury yields increased from 1.63% at September 30, 2012 to 2.64% at September 30, 2013. As a result, corporate debt holdings generally declined in value during this period. Management believes the increase in Treasury yields during the fiscal year is attributable to concerns about the cessation of liquidity measures being provided by the Federal Reserve.
At September 30, 2013 and 2012, securities with a fair value of $60.9 and $1.2, respectively, were depressed greater than 20% of amortized cost (excluding United States Government and United States Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.

Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGH for the years ended September 30, 2013, 2012 and 2011, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Year ended September 30,
	2013	2012	2011
Beginning balance	$2.7	$0.7	$—
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	0.1	—
Other-than-temporary impairment was not previously recognized	—	1.9	0.7
Ending balance	$2.7	$2.7	$0.7
For the year ended September 30, 2013, FGH recognized impairment losses in operations totaling $2.9, including credit impairments of $0.8 and change-of-intent impairments of $2.2 and had an amortized cost of $9.6 and a fair value of $6.7 at the time of impairment. For the year ended September 30, 2012, FGH recognized impairment losses in operations totaling $22.8, including credit impairments of $5.7, and change-of-intent impairments of $17.1, as well as non-credit losses in other comprehensive income totaling $1.5, for investments which experienced other-than-temporary impairments and had an amortized cost of $162.3 and a fair value of $138.0 at September 30, 2012. For the year ended September 30, 2011, FGH recognized impairment losses in operations totaling $18.0, including credit impairments of $5.1 and change-of-intent impairments of $12.9, as well as non-credit gains totaling $0.5 in other comprehensive income, for investments which experienced other-than-temporary impairments and had an amortized cost of $103.3 and a fair value of $85.8 at the time of impairment.
Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities were as follows:

	Year ended September 30,
	2013	2012	2011
Other-than-temporary impairments recognized in net income:
Corporates	$1.2	$4.1	$1.5
Non-agency residential mortgage-backed securities	1.2	7.5	5.1
Equities	—	—	11.0
Hybrids	—	9.7	—
Other invested assets	0.5	1.5	0.4
Total other-than-temporary impairments	$2.9	$22.8	$18.0

Asset-based Loans
Salus’ portfolio of asset-based loans receivable, included in “Asset-based loans” in the Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012, consisted of the following:

	September 30, 2013	September 30, 2012
Asset-based loans, by major industry:
Wholesale	$56.8	$77.2
Apparel	252.9	70.1
Jewelry	125.8	27.9
Other	130.1	6.3
Total asset-based loans	565.6	181.5
Less: Allowance for credit losses	5.2	1.4
Total asset-based loans, net	$560.4	$180.1
Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the year ended September 30, 2013 and September 30, 2012:

	Year ended September 30,
	2013	2012
Allowance for credit losses:
Balance at beginning of year	$1.4	$—
Provision for credit losses	3.8	1.4
Charge-offs	—	—
Recoveries	—	—
Balance at end of year	$5.2	$1.4

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2013 and September 30, 2012, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of September 30, 2013 and September 30, 2012, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013	$306.9	$36.7	$222.0	$—	$565.6
September 30, 2012	$91.6	$89.9	$—	$—	$181.5

Net Investment Income

The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2013	2012	2011
Fixed maturity available-for-sale securities	$686.2	$707.1	$364.8
Equity available-for-sale securities	14.8	14.0	10.2
Policy loans	0.8	0.7	1.5
Invested cash and short-term investments	1.4	4.9	0.1
Other investments	48.3	7.7	0.3
Gross investment income	751.5	734.4	376.9
External investment expense	(16.8)	(11.7)	(7.1)
Net investment income	$734.7	$722.7	$369.8

Net investment gains (losses)

“Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2013	2012	2011
Net realized gains before other-than-temporary impairments	$332.9	$287.2	$34.9
Gross other-than-temporary impairments	(2.9)	(24.3)	(17.5)
Non-credit portion of other-than-temporary impairments included in other comprehensive income	—	1.5	(0.5)
Net realized gains on fixed maturity available-for-sale securities	330.0	264.4	16.9
Realized gains on equity securities	12.6	0.9	(10.9)
Net realized gains on securities	342.6	265.3	6.0
Realized gains (losses) on certain derivative instruments	20.5	(10.3)	(44.8)
Unrealized gains on certain derivative instruments	148.6	156.3	(126.0)
Change in fair value of derivatives	169.1	146.0	(170.8)
Realized gains on other invested assets	(0.1)	(1.3)	(2.1)
Net investment gains (losses)	$511.6	$410.0	$(166.9)
For the year ended September 30, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $8,986.9, gross gains on such sales totaled $351.2 and gross losses totaled $18.3, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the year ended September 30, 2013.
For the year ended September 30, 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 21 totaled $4,603.0, gross gains on such sales totaled $295.9 and gross losses totaled $13.8, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the year ended September 30, 2012.
For the year ended September 30, 2011, proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 21 totaled $1,804.0, gross gains on such sales totaled $42.0 and gross losses totaled $17.1. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the year ended September 30, 2011.
Underlying write-downs taken to fixed maturity available-for-sale securities as a result of other-than-temporary impairments that were recognized in earnings and included in net realized gains on securities above were $2.9, $22.8 and $18.0 for the year ended September 30, 2013, 2012 and 2011, respectively. The portion of other-than-temporary impairments is recognized in AOCI in the accompanying Consolidated Statements of Comprehensive Income.

Cash flows from consolidated investing activities by security classification were as follows:

	Year ended September 30,
	2013	2012	2011
Proceeds from investments sold, matured or repaid:
Available-for-sale	$8,986.9	$5,833.4	$1,482.2
Held-to-maturity	—	109.6	101.8
Trading (acquired for holding)	92.9	106.1	29.5
Derivatives and other	352.4	157.6	86.4
	$9,432.2	$6,206.7	$1,699.9
Cost of investments acquired:
Available-for-sale	$(8,757.5)	$(5,640.1)	$(1,286.0)
Held-to-maturity	—	(68.7)	(123.4)
Trading (acquired for holding)	(20.8)	(122.3)	(332.7)
Derivatives and other	(162.5)	(141.6)	(66.9)
	$(8,940.8)	$(5,972.7)	$(1,809.0)

(6) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$0.4	$1.0
Commodity swap and option agreements	Other assets	—	1.0
Foreign exchange forward agreements	Receivables, net	1.7	1.2
Total asset derivatives designated as hedging instruments		2.1	3.2
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	3.7	—
Call options	Derivatives	221.8	200.7
Foreign exchange contracts	Receivables, net	0.1	—
Total asset derivatives		$227.7	$203.9

Liability Derivatives	Classification	September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Accounts payable and other current liabilities	$0.5	$—
Foreign exchange forward agreements	Accounts payable and other current liabilities	4.6	3.1
Foreign exchange contracts	Other liabilities	0.1	—
Total liability derivatives designated as hedging instruments		5.2	3.1
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	1.9	—
FIA embedded derivative	Contractholder funds	1,544.4	1,550.8
Futures contracts	Other liabilities	1.0	0.9
Foreign exchange forward contracts	Accounts payable and other current liabilities	5.3	4.0
Foreign exchange forward contracts	Accounts payable and other current liabilities	—	2.9
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	330.8	232.0
Total liability derivatives		$1,888.6	$1,793.7

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
The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations, and within AOCI, for the years ended September 30, 2013, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Gain ( Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)				Classification
Year ended September 30,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Commodity contracts	$(2.6)	$1.6	$(1.7)	$(0.6)	$(1.1)	$2.6	$—	$0.1	$(0.1)		Consumer products cost of goods sold
Interest rate contracts	—	—	(0.1)	—	(0.9)	(3.3)	—	—	(0.2)	(a)	Interest expense
Foreign exchange contracts	0.9	0.1	(0.5)	0.9	(0.5)	(0.1)	—	—	—		Net consumer products sales
Foreign exchange contracts	(0.3)	(3.5)	(3.7)	0.6	(0.6)	(12.4)	—	—	—		Consumer products cost of goods sold
Total	$(2.0)	$(1.8)	$(6.0)	$0.9	$(3.1)	$(13.2)	$—	$0.1	$(0.3)

(a)	Reclassified from AOCI associated with the prepayment of portions of Spectrum Brands’ senior credit facility (see Note 16).
Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGH recognizes all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity (“FIA”) contracts, and any changes in the fair value of the derivatives are recognized immediately in the Consolidated Statements of Operations. During the years ended September 30, 2013, 2012 and 2011, the Company recognized the following gains (losses) on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives			Classification
	Year ended September 30,
	2013	2012	2011
Equity conversion feature of preferred stock	$(101.6)	$(156.6)	$27.9	(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock
Oil and natural gas commodity contracts	(1.3)	—	—	Other expense, net
Commodity contracts	(0.1)	—	—	Consumer products cost of goods sold
Foreign exchange contracts	(3.6)	5.9	(5.1)	Other expense, net
Call options	151.6	100.0	(142.7)	Net investment gains (losses)
Futures contracts	17.5	46.0	(28.1)	Net investment gains (losses)
Available-for-sale embedded derivatives	—	0.4	—	Net investment income
FIA embedded derivatives	(6.4)	154.5	(70.0)	Benefits and other changes in policy reserves
Total	$56.1	$150.2	$(218.0)

Additional Disclosures
Cash Flow Hedges
When appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2013 and 2012, Spectrum Brands did not have any interest rate swaps outstanding.
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
At September 30, 2013, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $255.9. At September 30, 2012, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2013 with a contract value of $202.5. The derivative net (loss) on these contracts recorded in AOCI at September 30, 2013 was $(1.4), net of tax expense of $0.6 and noncontrolling interest of $0.9. The derivative net (loss) on these contracts recorded in AOCI at September 30, 2012 was $(0.8), net of tax benefit of $0.6 and noncontrolling interest of $0.6. At September 30, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $1.3, net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2013, Spectrum Brands had a series of zinc swap contracts outstanding through December 2014 for 8 tons with a contract value of $16.2. At September 30, 2013, Spectrum Brands had a series of brass swap contracts outstanding through September 2014 for one ton with a contract value of $7.4. At September 30, 2012, Spectrum Brands had a series of zinc swap contracts outstanding through September 2014 for 15 tons of raw materials with a contract value of $29.2. The derivative net (loss) on these contracts recorded in AOCI at September 30, 2013 was insignificant. The derivative net gain on these contracts recorded in AOCI at September 30, 2012 was $0.9, net of tax expense of $0.3 and noncontrolling interest of $0.7. At September 30, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is insignificant.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2013 and 2012, Spectrum Brands had $108.5 and $172.6, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2013, Spectrum Brands had a series of such swap contracts outstanding through May 2014 for 45 troy ounces with a contract value of $1.0. At September 30, 2012, Spectrum Brands did not have any commodity swap contracts outstanding.

FGH - FIA Contracts
FGH has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard and Poor’s (“S&P”) 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
FGH purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two and three year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGH purchases new one, two or three year call options to fund the next index credit. FGH manages the cost of these purchases through the terms of its FIA contracts, which permit FGH to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains (losses).” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and FGH’s risk tolerance. FGH’s FIA hedging strategy economically hedges the equity returns and exposes FGH to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGH uses a variety of techniques, including direct estimation of market sensitivities and value-at-risk, to monitor this risk daily. FGH intends to continue to adjust the hedging strategy as market conditions and FGH’s risk tolerance change.
Oil and natural gas commodity contracts
The EXCO/HGI JV’s primary objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits the EXCO/HGI JV would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of the EXCO/HGI JV’s derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI JV terminates a contract prior to its expiration. The EXCO/HGI JV does not designate its derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, the EXCO/HGI JV recognizes the change in the respective instruments’ fair value in earnings.
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, the EXCO/HGI JV’s derivative contract counterparties. Changes in the fair value of the EXCO/HGI JV’s derivative financial instrument contracts, which includes both cash settlements and non-cash changes in fair value, are included in income with a corresponding increase or decrease in the Consolidated Balance Sheets fair value amounts.
The EXCO/HGI JV’s natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow EXCO/HGI JV to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

The following table presents the volumes and fair value of the EXCO/HGI JV’s oil and natural gas derivative financial instruments as of September 30, 2013 (presented on a calendar-year basis):

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	September 30, 2013
Natural gas:
Swaps:
Remainder of 2013	5,141.0	$3.72	$0.6
2014	10,877.0	4.14	3.0
Total natural gas	16,018.0		$3.6
Oil:
Swaps:
Remainder of 2013	103.0	$94.05	$(0.8)
2014	272.0	91.87	(0.9)
Total oil	375.0		$(1.7)
Total oil and natural gas derivatives			$1.9
At February 14, 2013, the EXCO/HGI JV had outstanding derivative contracts to mitigate price volatility covering 13,365.3 Billion British Thermal Units (“Mmmbtus”) of natural gas and 408.0 Thousand Barrels (“Mbbls”) of oil. At September 30, 2013, the average forward NYMEX oil prices per barrel (“Bbl”) for the remainder of 2013 and calendar year 2014 were $102.05 and $96.31, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2013 and calendar year 2014, were $3.64 and $3.86, respectively.
The EXCO/HGI JV’s derivative financial instruments covered approximately 74.0% of production volumes from inception to September 30, 2013.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at September 30, 2013 and $0.1 at September 30, 2012, respectively.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2013 and 2012, Spectrum Brands had posted cash collateral of $0.5 and $0.1, respectively, related to such liability positions. In addition, at September 30, 2013 and 2012, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Consolidated Balance Sheets.
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
FGH is exposed to credit loss in the event of nonperformance by its counterparties on the call options and reflects assumptions regarding this nonperformance risk in the fair value of the call options. The nonperformance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. FGH maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

Information regarding FGH’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2013				September 30, 2012
Counterparty	Credit Rating (Moody’s/S&P)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	NA/A	$2,037.8	$70.7	$—	70.7	$1,884.0	$64.1	$—	$64.1
Deutsche Bank	A2/A	1,620.4	51.7	23.0	28.7	1,816.5	61.7	—	61.7
Morgan Stanley	Baa1/A	2,264.1	75.7	49.0	26.7	1,634.7	51.6	—	51.6
Royal Bank of Scotland	A3/A	364.3	20.3	—	20.3	353.9	19.6	—	19.6
Barclay's Bank	A2/A	120.8	3.4	—	3.4	131.3	3.1	—	3.1
Credit Suisse	A2/A-	—	—	—	—	10.0	0.6	—	0.6
		$6,407.4	$221.8	$72.0	$149.8	$5,830.4	$200.7	$—	$200.7
Collateral Agreements
FGH is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGH has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGH or the counterparty would be dependent on the market value of the underlying derivative contracts. FGH’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGH and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2013, counterparties posted $72.0 of collateral. As of September 30, 2012, no collateral was posted by FGH’s counterparties as they did not meet the net exposure thresholds. Accordingly, the maximum amount of loss due to credit risk that FGH would incur if parties to the call options failed completely to perform according to the terms of the contracts was $149.8 and $200.7 at September 30, 2013 and 2012, respectively.
FGH held 1,693 and 2,835 futures contracts at September 30, 2013 and 2012, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGH provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $5.9 and $9.8 at September 30, 2013 and 2012, respectively.

(7) Securitizations and Variable Interest Entities
Collateralized Loan Obligations (CLOs)
In February 2013, Salus completed a CLO securitization with a notional aggregate principal amount of $175.5 of the asset-based loans that it had originated through that date. In September 2013, Salus increased the CLO securitization to a notional aggregate principal amount of $331.1 of the asset-based loans that it had originated through that date. Salus’ continuing involvement with the trust created as part of the securitization include servicing the receivables; retaining an undivided interest (seller’s interest) in the receivables; and holding certain retained interests in subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. Salus continues to consolidate the loans transferred into the trust as it has determined that it is the primary beneficiary of the variable-interest entity represented by the trust, as result of it holding subordinate interest and servicing the receivables. Neither the Company nor Salus provided guarantees or recourse to the securitization trust other than standard representations and warranties.

Included within “Asset-based loans” under Investments in the Consolidated Balance Sheet as of September 30, 2013 were asset-based loans of $337.8 that serve as collateral to the unaffiliated obligations of the CLO of $181.8, net of discount of $1.1. The unaffiliated obligations of the CLO are included within “Debt” in the Consolidated Balance Sheet as of September 30, 2013. At September 30, 2013, the asset-based loans receivable included $302.1 of seller’s interest.

The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2013.

September 30, 2013
Maximum loss exposure	$337.8
Asset-based loans receivable	$337.8
Cash and other assets	156.7
Total assets of consolidated VIE	494.5
Long-term debt	485.0
Other liabilities	2.9
Total liabilities of consolidated VIE	$487.9

(8) Equity-method Investments
EXCO/HGI JV
The following tables present summarized consolidated financial information of HGI’s proportionately consolidated equity investment in the EXCO/HGI JV, for the period subsequent to HGI’s acquisition of the equity interest on February 14, 2013.

September 30, 2013
Assets
Total current assets	$54.4
Oil and natural gas properties, net	741.5
Other assets	32.7
Total assets	$828.6

Liabilities and members’ equity
Total current liabilities	$44.9
Total long-term liabilities	397.3
Total members’ equity	386.4
Total liabilities and members’ equity	$828.6

Year Ended
September 30, 2013
Revenues	$121.1
Costs and Expenses
Oil and natural gas direct operating costs	59.0
Selling, acquisition, operating and general expenses	49.5
Impairment of proved oil and natural gas properties	72.8
Total costs and expenses	181.3
Operating loss	(60.2)
Other expense, net	(8.0)
Net loss	$(68.2)

(9) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents (a)	$1,899.7	$—	$—	$1,899.7
Contingent purchase price reduction receivable	—	—	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.8	—	1.8
Commodity swap and option agreements	—	4.1	—	4.1
Call options and futures contracts	—	221.8	—	221.8
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	5.0	1,523.1
Commercial mortgage-backed securities	—	448.7	5.7	454.4
Corporates	—	8,957.2	461.1	9,418.3
Hybrids	—	428.8	—	428.8
Municipals	—	1,007.0	—	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6
Non-agency residential mortgage-backed securities	—	1,368.0	—	1,368.0
U.S. Government	790.9	210.9	—	1,001.8
Equity securities:
Available-for-sale	—	271.0	—	271.0
Trading	70.8	—	10.7	81.5
Total financial assets	$2,761.4	$14,536.0	$523.5	$17,820.9

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4
Futures contracts	—	1.0	—	1.0
Foreign exchange forward agreements	—	10.0	—	10.0
Commodity swap and option agreements	—	2.4	—	2.4
Equity conversion feature of preferred stock	—	—	330.8	330.8
Total financial liabilities	$—	$13.4	$1,875.2	$1,888.6

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents (a)	$1,468.4	$2.3	$—	$1,470.7
Contingent purchase price reduction receivable	—	—	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.2	—	1.2
Commodity swap and option agreements	—	2.0	—	2.0
Call options	—	200.7	—	200.7
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,012.0	15.9	1,027.9
Commercial mortgage-backed securities	—	548.8	5.0	553.8
Corporates	—	10,873.7	135.3	11,009.0
Hybrids	—	519.4	8.8	528.2
Municipals	—	1,224.0	—	1,224.0
Agency residential mortgage-backed securities	—	155.0	—	155.0
Non-agency residential mortgage-backed securities	—	660.6	—	660.6
U.S. Government	930.4	—	—	930.4
Equity securities
Available-for-sale	—	248.1	—	248.1
Trading	146.8	—	—	146.8
Total financial assets	$2,545.6	$15,447.8	$206.0	$18,199.4

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,550.8	$1,550.8
Futures contracts	—	0.9	—	0.9
Foreign exchange forward agreements	—	10.0	—	10.0
Commodity swap and option agreements	—	—	—	—
Equity conversion feature of preferred stock	—	—	232.0	232.0
Total financial liabilities	$—	$10.9	$1,782.8	$1,793.7

(a)	The fair values of cash equivalents and equity investments set forth above are generally based on quoted or observed market prices.

(b)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

Valuation Methodologies
Fixed Maturity Securities & Equity Securities
FGH measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and FGH will then consistently apply the valuation methodology to measure the security’s fair value. FGH’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. FGH uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
FGH did not adjust prices received from third parties as of September 30, 2013 and 2012. However, FGH does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what FGH would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. The fair values of the embedded derivatives in FGH’s FIA products are derived using market indices, pricing assumptions and historical data.
The EXCO/HGI JV evaluates oil and natural gas derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but reports them on a gross basis on the Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of a credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of the EXCO/HGI JV’s counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. The EXCO/HGI JV’s credit-adjusted risk-free rate is based on its cost of debt plus the LIBOR curve as of the end of the reporting period.
The EXCO/HGI JV’s oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate (“WTI”) oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above.
The EXCO/HGI JV’s natural gas derivatives are swap contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX Henry Hub (“HH”) swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
Pension Plan Assets
See Note 20 with respect to fair value measurements of the Company’s pension plan assets.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2013 and 2012 are as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.0	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			9 months	9 months
		Discount rate			1%	0.72%
		Credit insurance risk premium			11%	12%
Asset-backed securities	Broker-quoted	Offered quotes	5.0	15.9	100% - 107% (101%)	100% - 110% (103%)
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	5.7	5.0	96%	101%
Corporates	Broker-quoted	Offered quotes	404.5	103.3	0% - 113% (90%)	0% - 141% (69%)
Corporates	Market Pricing	Quoted prices	56.6	32.0	90% - 131% (97%)	88% - 158% (98%)
Hybrids	Market Pricing	Quoted prices	—	8.8	—	0% - 103% (25%)
Equity	Option Pricing	Risk-adjusted rate	10.7	—	25.0%	—
		Risk-free discount factor			0.999	—
		Risk-adjusted discount factor			0.995	—
		Upward movement factor (Mu)			1.1	—
		Downward movement factor (Md)			0.9	—
		Probability of upward movement (Pu)			48.6%	—
		Probability of downward movement (Pd)			51.4%	—
Total			$523.5	$206.0

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,544.4	$1,550.8	0% - 38% (4%)	0% - 31% (4%)
		SWAP rates			2% - 3% (2%)	0.76% - 2% (1%)
		Mortality multiplier			80%	70%
		Surrender rates			0.50% - 75% (7%)	2% - 50% (7%)
		Non-performance spread			0.25% - 0.25% (0.25%)	0.25% - 0.25% (0.25%)
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	330.8	232.0	42%	41%
		Discount yield			11%	12% - 13% (12%)
		Non-cash accretion rate			0%	0%
		Calibration adjustment			0% - 1.0% (0.3%)	10% - 13% (11%)
Total			$1,875.2	$1,782.8

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
The significant unobservable inputs used in the fair value measurement of the equity investment are risk-adjusted rate, risk-free discount factor, risk-adjusted discount factor, upward movement factor, downward movement factor, probability of upward movement and probability of downward movement. Significant increases (decreases) in risk-adjusted discount factor, upward movement factor and probability of upward movement would result in a higher (lower) fair value measurement. Significant increases (decreases) in risk-free discount factor, risk-adjusted rate, downward movement factor and probability of downward movement would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2013 and 2012, is based on the 2000 and 1983 annuity tables, respectively and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2013, 2012 and 2011. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended September 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.2)	(10.5)	5.0
Commercial mortgage-backed securities	5.0	—	(0.3)	1.0	—	—	—	5.7
Corporates	135.3	(0.3)	(13.4)	406.0	(9.6)	(23.1)	(33.8)	461.1
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities - trading	—	—	—	10.7	—	—	—	10.7
Equity securities - available-for-sale	—	0.2	—	10.5	(10.7)	—	—	—
Total assets at fair value	$206.0	$(0.1)	$(14.0)	$428.2	$(20.3)	$(23.3)	$(53.0)	$523.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4
Equity conversion feature of preferred stock	232.0	101.6	—	—	—	(2.8)	—	330.8
Total liabilities at fair value	$1,782.8	$95.2	$—	$—	$—	$(2.8)	$—	$1,875.2

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2013 were exclusively to or from Level 2.

	Year ended September 30, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$—	$41.0	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	374.5	—	7.4	410.7	—	(38.8)	(737.9)	15.9
Commercial mortgage-backed securities	—	—	—	5.0	—	—	—	5.0
Corporates	159.7	—	(3.6)	1.3	(26.8)	(14.2)	18.9	135.3
Hybrids	5.2	—	(0.1)	—	—	—	3.7	8.8
Municipals	—	—	0.1	10.2	—	—	(10.3)	—
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	(3.3)	—
Non-agency residential mortgage-backed securities	3.8	(0.1)	—	—	(0.5)	(0.3)	(2.9)	—
Total assets at fair value	$546.5	$40.9	$3.8	$427.2	$(27.3)	$(53.3)	$(731.8)	$206.0

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,396.3	$154.5	$—	$—	$—	$—	$—	$1,550.8
Equity conversion feature of preferred stock	75.4	156.6	—	—	—	—	—	232.0
Available-for-sale embedded derivatives	0.4	(0.4)	—	—	—	—	—	—
Total liabilities at fair value	$1,472.1	$310.7	$—	$—	$—	$—	$—	$1,782.8

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2012 was exclusively to or from Level 2.

	Year ended September 30, 2011
	Balance at FGL Acquisition Date	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$400.0	$—	$0.8	$2.0	$—	$(13.7)	$(14.6)	$374.5
Corporates	197.6	2.0	5.4	10.4	(48.9)	(6.7)	(0.1)	159.7
Hybrids	8.3	—	(0.1)	—	—	—	(3.0)	5.2
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	—	3.3
Non-agency residential mortgage-backed securities	18.5	2.4	0.4	—	(15.7)	(1.8)	—	3.8
Total assets at fair value	$627.7	$4.4	$6.5	$12.4	$(64.6)	$(22.2)	$(17.7)	$546.5

	Balance at FGL Acquisition Date	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,466.3	$(70.0)	$—	$—	$—	$—	$—	$1,396.3
Equity conversion feature of preferred stock	—	(27.9)	—	—	103.3	—	—	75.4
Available-for-sale embedded derivatives	0.4	—	—	—	—	—	—	0.4
Total liabilities at fair value	$1,466.7	$(97.9)	$—	$—	$103.3	$—	$—	$1,472.1

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2011 was exclusively to or from Level 2.
FGH reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. FGH transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the year ended September 30, 2013 reflecting the level of market activity in these instruments and there were no transfers between Level 1 and Level 2 for the years ended September 30, 2012 and 2011.

Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during Fiscal 2013 and 2012 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGH concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2013. Accordingly, FGH’s assessment resulted in a net transfer out of Level 3 of $53.0 related to asset-backed, corporate, and hybrid securities during Fiscal 2013. FGH’s assessment resulted in a net transfer out of Level 3 of $731.8 related to asset-backed securities, corporates, hybrids, municipals and residential mortgage-backed securities during Fiscal 2012, and a net transfer out of $17.7 related to asset-backed securities, corporates and hybrids during Fiscal 2011.

Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred (see Note 13) using fair value measurements with unobservable inputs (Level 3).
As discussed in Note 2, “Significant Accounting Policies and Practices and Recent Accounting Pronouncements”, the EXCO/HGI JV assesses its oil and natural gas properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. The EXCO/HGI JV evaluated its proved and unproved oil and natural gas properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures, adjusted for basis differentials, for a period of five years. After a five year period the EXCO/HGI JV has elected to use flat pricing as the NYMEX futures contract become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management’s internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. The EXCO/HGI JV believes the

NYMEX futures contracts reflect an independent proxy for fair value. The EXCO/HGI JV’s oil and natural gas properties are further discounted based on the reserve category and management’s assessment of recoverability. As a result of this evaluation, the EXCO/HGI JV impaired approximately $10.3 of undeveloped properties which were transferred to the depletable portion of the full cost pool. After this transfer, the EXCO/HGI JV then impaired $54.3 of proved oil and natural gas properties which is reflected in “Impairment of oil and natural gas properties” in Consolidated Statements of Operations. These impairments were primarily due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.
The fair value measurements utilized as part of the impairment calculation include significant unobservable inputs that are considered to be Level 3 within the fair value hierarchy. These unobservable inputs include management’s estimates of reserve quantities, commodity prices, operating costs, development costs, discount factors and other risk factors applied to the future cash flows. The EXCO/HGI JV’s carrying cost of its unproved oil and natural gas properties, which approximates fair value, was $36.5 at September 30, 2013. The EXCO/HGI JV’s unamortized carrying cost of its proved developed and undeveloped oil and natural gas properties, which approximates fair value, was $515.9 at September 30, 2013.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are summarized as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Policy loans and other invested assets	$—	$—	$31.2	$31.2	$31.2
Asset-based loans	—	—	560.4	560.4	560.4
Total financial assets	$—	$—	$591.6	$591.6	$591.6

Liabilities
Total debt (a)	$—	$4,773.2	$—	$4,773.2	$4,896.1
Redeemable preferred stock, excluding equity conversion feature	—	—	377.1	377.1	329.4
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Total financial liabilities	$—	$4,773.2	$12,755.7	$17,528.9	$18,929.3

	September 30, 2012
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets
U.S. Treasuries and certificate of deposit, held-to-maturity	$—	$35.0	$—	$35.0	$35.0
Policy loans and other invested assets	—	—	18.8	18.8	18.8
Asset-based loans	—	—	180.1	180.1	180.1
Total financial assets	$—	$35.0	$198.9	$233.9	$233.9

Liabilities
Total debt (a)	$524.0	$1,804.8	$—	$2,328.8	$2,167.0
Redeemable preferred stock, excluding equity conversion feature	—	—	368.9	368.9	319.2
Investment contracts, included in contractholder funds	—	—	12,271.9	12,271.9	13,739.6
Total financial liabilities	$524.0	$1,804.8	$12,640.8	$14,969.6	$16,225.8

(a)	The fair values of debt set forth above are generally based on quoted or observed market prices.

(b)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

Valuation Methodology
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGH would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2013 and 2012, this resulted in lower fair value reserves relative to the carrying value. FGH is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
The fair value of redeemable preferred stock, excluding the equity conversion feature, is derived under the same model and using the same inputs and assumptions, as is used to determine the fair value of the equity conversion feature of said redeemable preferred stock, as is discussed in the disclosures pertaining to financial instruments measured at fair value above.
The fair value of the asset-based loans originated by Salus approximate their carrying value, as those loans carry a variable rate, are revolving in nature, and can be settled at the demand of either party.

(10) Receivables, net
“Receivables, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2013	September 30, 2012
Trade accounts receivable
Consumer products	$518.7	$357.2
Oil and natural gas	16.7	—
Total trade accounts receivable	535.4	357.2
Less: Allowance for doubtful trade accounts receivable	37.4	21.9
Total trade accounts receivable, net	498.0	335.3
Contingent purchase price reduction receivable (Note 4)	41.0	41.0
Other receivables	72.3	38.1
Total receivables, net	$611.3	$414.4
The following is an analysis of the allowance for doubtful trade accounts receivable:

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments	Balance at End of Period
Fiscal 2013	$21.9	$15.5	$—	$—	$37.4
Fiscal 2012	14.1	7.8	—	—	21.9
Fiscal 2011	4.3	9.8	—	—	14.1

(11) Inventories, net
“Inventories, net” in the accompanying Consolidated Balance Sheets, which are stated at the lower of cost or market, consist of the following:

	September 30, 2013	September 30, 2012
Raw materials	$97.3	$58.5
Work-in-process	40.6	23.4
Finished goods	495.0	370.7
Total inventories, net	$632.9	$452.6

(12) Properties, including Oil and Natural Gas Properties, net
Properties, including oil and natural gas properties, net, consist of the following:

	September 30, 2013	September 30, 2012
Oil and natural gas properties (full cost accounting method)
Unproved oil and natural gas properties and development costs not being amortized	$36.4	$—
Proved developed and undeveloped oil and natural gas properties	546.0	—
Less: Accumulated depletion	(30.1)	—
Total oil and natural gas properties, net	552.3	—
Other properties
Land, buildings and improvements	169.8	93.6
Gas gathering assets	21.1	—
Machinery, equipment and other	488.3	325.7
Construction in progress	46.8	18.4
Total other properties, at cost	726.0	437.7
Less: Accumulated depreciation	285.0	216.1
Total other properties, net	441.0	221.6
Total properties, including oil and natural gas properties, net	$993.3	$221.6

In September 2013, the EXCO/HGI JV recognized an impairment of $54.3 to proved oil and natural gas properties. See Note 2 and Note 9 for additional information.

(13) Goodwill and Intangibles, including DAC and VOBA, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGH’s deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at Balance at September 30, 2011	$610.3	$826.8	$857.1	$419.1	$38.1	$2,141.1
Acquisitions (Note 4)	85.9	22.0	82.1	—	—	104.1
Deferrals	—	—	—	—	194.9	194.9
Less: Components of amortization -
Periodic amortization	—	—	(63.7)	(171.9)	(20.2)	(255.8)
Interest	—	—	—	28.9	1.9	30.8
Unlocking	—	—	—	(2.5)	3.1	0.6
Reclassifications	—	(3.5)	3.5	—	—	—
Adjustment for unrealized investment (gains), net	—	—	—	(169.3)	(48.6)	(217.9)
Effect of translation	(2.0)	(4.2)	(5.1)	—	—	(9.3)
Balance at Balance at September 30, 2012	694.2	841.1	873.9	104.3	169.2	1,988.5
Acquisitions (Note 4)	786.6	331.0	188.3	—	—	519.3
Deferrals	—	—	—	—	147.4	147.4
Less: Components of amortization -
Periodic amortization	—	—	(77.8)	(194.6)	(62.1)	(334.5)
Interest	—	—	—	21.8	9.5	31.3
Unlocking	—	—	—	35.8	7.3	43.1
Reclassifications	—	—	—	—	—	—
Adjustment for unrealized investment losses, net	—	—	—	258.0	69.3	327.3
Effect of translation	(4.1)	6.0	0.7	—	—	6.7
Balance at Balance at September 30, 2013	$1,476.7	$1,178.1	$985.1	$225.3	$340.6	$2,729.1
Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Definite lived intangible assets include customer relationships, proprietary technology intangibles and certain trade names that are amortized using the straight-line method over their estimated useful lives of ranging from one to twenty years.

Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of September 30, 2013 and September 30, 2012, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(81.4) and $(339.4), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $18.6 and $(50.7), respectively. Amortization of VOBA and DAC for the years ended September 30, 2013, 2012 and 2011 was $137.0, $145.5 and $(12.0), and $45.3, $15.2 and $0.9, respectively.
The above DAC balances include $26.2 and $9.1 of deferred sales inducements (“DSI”), net of shadow adjustments, as of September 30, 2013 and September 30, 2012, respectively.

Definite lived intangible assets are summarized as follows:

	September 30, 2013			September 30, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$885.9	$(160.8)	$725.1	$796.2	$(113.0)	$683.2	15 to 20 years
Trade names	171.6	(44.7)	126.9	150.8	(28.3)	122.5	1 to 12 years
Technology assets	172.1	(39.0)	133.1	91.0	(22.8)	68.2	4 to 17 years
	$1,229.6	$(244.5)	$985.1	$1,038.0	$(164.1)	$873.9

Amortization expense for definite lived intangible assets is as follows:

	Year ended
	September 30, 2013	September 30, 2012	September 30, 2011
Customer relationships	$44.9	$40.2	$38.3
Trade names	16.6	14.4	12.6
Technology assets	16.3	9.1	6.8
	$77.8	$63.7	$57.7

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $78.5 per year.
The weighted average amortization period for VOBA and DAC are approximately 4.8 and 6.7 years, respectively. Estimated amortization expense for VOBA and DAC in future fiscal periods is as follows:

	Estimated Amortization Expense
Fiscal Year	VOBA	DAC
2014	$47.1	$29.8
2015	45.3	32.5
2016	39.6	31.7
2017	32.4	30.0
2018	26.4	28.1
2019 and thereafter	115.9	169.9

(14) Other Assets
“Other assets” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2013	September 30, 2012
Prepaid expenses and other current assets	$75.9	$53.1
Debt issuance costs	100.9	50.9
Deferred charges and other assets	104.8	68.6
Total other assets	$281.6	$172.6

(15) Accounts Payable and Other Current Liabilities
“Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2013	September 30, 2012
Accounts payable	$530.3	$325.9
Accrued expenses and other	206.1	155.5
Wages and benefits	134.2	110.9
Accrued interest	53.4	50.4
Income taxes payable	48.9	96.6
Restructuring and related charges	16.7	6.6
Oil and natural gas revenues and royalties payable	14.9	—
Accrued dividends on Preferred Stock	8.2	8.3
Total accounts payable and other current liabilities	$1,012.7	$754.2

(16) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$925.0	7.9%	$—	—
10.625% Senior Secured Notes, due November 15, 2015	—	—	500.0	10.6%
Spectrum Brands:
Term Loan, due December 17, 2019	594.7	4.7%	—	—
Term Loan, due September 4, 2019	300.0	3.6%	—	—
Term Loan, due September 4, 2022	850.0	3.0%	—	—
Former term loan facility	—	—	370.2	5.1%
9.5% Senior Secured Notes, due June 15, 2018	—	—	950.0	9.5%
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	—	—
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	—	—
ABL Facility, expiring May 24, 2017	—	5.7%	—	4.3%
Other notes and obligations	28.5	8.5%	18.1	10.9%
Capitalized lease obligations	67.4	6.2%	26.7	6.2%
FGH
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	—	—
EXCO/HGI JV
EXCO/HGI JV Credit Agreement, due February 14, 2018	271.2	2.7%	—	—
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	182.9	6.6%	—	—
Total	4,909.7		2,165.0
Original issuance (discounts) premiums on debt, net	(13.6)		2.0
Total debt	4,896.1		2,167.0
Less current maturities	102.9		16.4
Non-current portion of debt	$4,793.2		$2,150.6

Aggregate scheduled maturities of debt as of September 30, 2013 are as follows:

Fiscal Year	Scheduled Maturities
2014	$102.9
2015	79.3
2016	77.7
2017	671.7
2018	283.1
Thereafter	3,695.0
$4,909.7

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
The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, HGI recorded $58.9 of charges to “Interest Expense” in the Consolidated Statements of Operations for the year ended September 30, 2013, consisting of $45.7 cash charges for fees and expenses related to the Tender Offer, $0.2 cash charges related to the Satisfaction and Discharge and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount.
The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019, but if the Company’s Preferred Stock has not been redeemed, repurchased or otherwise retired prior to May 13, 2018; then the 7.875% Notes will mature on May 13, 2018. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in HGI’s direct subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands, FGL, HGI Energy, Front Street, and HGI Funding LLC) and the HGI’s directly held cash and investment securities.
In connection with the 7.875% Note offering the Company recorded $20.0 of fees during the year ended September 30, 2013. These fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
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
The Indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HFG and HGI Funding LLC. At September 30, 2013, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
On July 18, 2013, HGI entered into a Purchase Agreement, as amended by the Purchase Agreement Amendment dated as of July 19, 2013 (as so amended, the “Purchase Agreement”). In connection with the Purchase Agreement, on July 23, 2013, HGI issued $225.0 aggregate principal amount of 7.875% senior secured notes due 2019 (the “New Notes”). The New Notes were issued under the same indenture governing the 7.875% Notes by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee. The New Notes were priced at 101.50% of par plus accrued interest from

July 15, 2013. In connection with the New Notes offering the Company recorded $5.1 of fees during the year ended September 30, 2013. These fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the New Notes.
Spectrum Brands
Term Loan
In December 2012, Spectrum Brands entered into a senior term loan facility, which matures on December 17, 2019, and provides for borrowings in an aggregate principal amount of $800.0, with $100.0 in Canadian dollar equivalents (the "HHI Term Loan") in connection with the acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370.2 prior to refinancing. In connection with the refinancing, Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the former term loan facility totaling $5.5 as an adjustment to interest expense during the year ended September 30, 2013.
On September 4, 2013, Spectrum Brands amended the senior term loan facility, issuing a tranche maturing September 4, 2017, which provides for borrowings in an aggregate principal amount of $850.0, and a tranche maturing September 4, 2019, which provides borrowings in an aggregate principal amount of $300.0, (together with the HHI Term Loan, the "Term Loan"). The proceeds from the amendment were used to extinguish the former 9.5% Notes, which were scheduled to mature on June 15, 2018, and for general corporate purposes. The 9.5% Notes had an outstanding amount of $950.0 prior to extinguishment.
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
The HHI Term Loan was issued at a 1.0% discount and recorded net of the $8.0 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the issuance of the HHI Term Loan, Spectrum Brands recorded $19.3 of fees during the year ended September 30, 2013, of which $16.9, are classified as Debt issuance costs within “Other assets” in the accompanying Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the HHI Term Loan with the remainder of $2.4 reflected as an increase to interest expense during the year ended September 30, 2013.
The tranches related to the amendment of the Term Loan were issued at a 0.5% discount and recorded net of the $5.8 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the amendment of the Term Loan, Spectrum Brands recorded $16.4 of fees during Fiscal 2013 which are classified as Debt issuance costs within “Other assets” in the accompanying Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan.
9.5% Notes
On August 6, 2013, Spectrum Brands launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 9.5% Senior Secured Notes due in 2018 (the “9.5% Notes”). Pursuant to the Consent Solicitation, Spectrum Brands received consents to the adoption of certain amendments to the indenture governing the 9.5% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 9.5% Notes who tendered their 9.5% Notes prior to the expiration of a consent solicitation period, which ended August 19, 2013, would receive tender offer consideration and a consent payment. Holders tendering their 9.5% Notes subsequent to expiration of the consent solicitation period, but prior to the September 3, 2013 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 9.5% Notes had tendered approximately $893.1 of the 9.5% Notes. Following the expiration of the consent solicitation period, an additional $5.0 of the 9.5% Notes were tendered. Following expiration of the Tender Offer period, Spectrum Brands paid the trustee principal, interest and a call premium sufficient to redeem the remaining approximately $51.9 of the 9.5% Notes not tendered on the redemption date, October 7, 2013. The trustee under the indenture governing the 9.5% Notes accepted those funds in trust for the benefit of the holders of the 9.5% Notes and has acknowledged the satisfaction and discharge of the 9.5% Notes and the indenture governing the 9.5% Notes.

In connection with the Tender Offer, Spectrum Brands recorded $105.6 of fees and expenses as a cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2013. In connection with the satisfaction and discharge process, Spectrum Brands recorded cash charges of $5.7 to Interest expense in the Consolidated Statements of Operations during Fiscal 2013. In addition, $10.9 of debt issuance costs and unamortized premium related to the 9.5% Notes were written off as a non-cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2013.
6.75% Notes
In March 2012, Spectrum Brands issued $300.0 aggregate principal amount of its 6.75% Senior Notes due 2020 (the “6.75% Notes”) at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SBI’s parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries of SBI.
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
Spectrum Brands recorded $12.9 of fees in connection with the offering of the 6.375% Notes during the year ended September 30, 2013 and $14.1 of fees in connection with the offering of the 6.625% Notes during the year ended September 30, 2013. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013 and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.

ABL Facility
In December 2012, Spectrum Brands exercised its option to increase its asset based lending revolving credit facility (the “ABL Facility”) from $300.0 to $400.0 and extend the maturity to May 24, 2017. In connection with the increase and extension, Spectrum Brands incurred $0.3 of fees during the year ended September 30, 2013. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013 and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
In March 2013, Spectrum Brands amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, Spectrum Brands incurred $0.2 of fees during the year ended September 30, 2013. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013 and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
As a result of borrowings and payments under the ABL Facility, at September 30, 2013, Spectrum Brands had aggregate borrowing availability of approximately $288.9, net of lender reserves of $8.6 and outstanding letters of credit of $37.2.
FGH
In March 2013, FGH issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par value. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013. FGH used a portion of the net proceeds from the issuance to pay a $73.0 dividend to HGI.
In connection with the offering, FGH capitalized $10.2 of debt issuance costs during the year ended September 30, 2013. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013 and are being amortized to the redemption date using the straight-line method over the remaining term of the debt.
EXCO/HGI Production Partners
In connection with its formation, the EXCO/HGI JV entered into the EXCO/HGI JV Credit Agreement which had an initial borrowing base of $400.0. Borrowings under the EXCO/HGI JV Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value (as defined in the agreement) of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. As of September 30, 2013, $364.0 was drawn under this agreement and HGI’s proportionate share of the obligation was $271.2. The interest rate grid ranges from London Interbank Offered Rate (“LIBOR”) plus 175 Basis Points (“bps”) to 275 bps (or Alternate Base Rate (“ABR”) plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The EXCO/HGI JV entered into the First Amendment to the EXCO/HGI JV Credit Agreement on March 5, 2013, which increased the borrowing base to $470.0 as a result of the acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. The EXCO/HGI JV Credit Agreement matures on February 14, 2018. The next borrowing base redetermination for the EXCO/HGI Partnership Credit Agreement is scheduled for the fourth quarter of calendar year 2013 and could result in a reduction to the borrowing base.
Pursuant to the agreement, within 60 days of formation of the EXCO/HGI JV, the partnership was required to enter into derivative financial instruments covering not less than 75% of its forecasted proved producing natural gas production for 2013 and 50% of such forecasted production for 2014. For future years, the EXCO/HGI JV is permitted to have derivative financial instruments covering no more than 100% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
The EXCO/HGI Partnership Credit Agreement sets forth the term and conditions under which the EXCO/HGI JV is permitted to pay a cash distribution to the holders of equity interests and provides the EXCO/HGI JV may declare and pay a cash distribution to the extent of available cash, as defined in the EXCO/HGI Partnership Credit Agreement, so long as, in each case, on the date of and after giving effect to such distributions, (i) no default exists, (ii) borrowing base usage, as defined in the EXCO/HGI Partnership Credit Agreement, is not greater than 90%, and (iii) the EXCO/HGI JV is in compliance with the financial covenants.

The financial covenants contained in the EXCO/HGI JV Credit Agreement require that the EXCO/HGI JV:

•	maintain a consolidated current ratio (as defined in the agreement of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit the EXCO/HGI JV’s ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

As of September 30, 2013, the EXCO/HGI JV was in compliance with these covenants.
Salus
Long-term debt of the consolidated VIE include the unaffiliated obligations of a CLO VIE of $181.8, as of September 30, 2013. In February 2013 and September 2013, Salus completed a CLO securitizations of collateralized loan obligations of up to $550.0 notional aggregate principal amount (of which $485.0 notional aggregate principal amount was drawn on September 30, 2013.)The CLO was funded with $331.1 of the asset-based loan receivables that it had originated through that date, of which $182.9 was taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.25% to LIBOR plus 11.50%. See Note 7, Securitizations and Variable Interest Entities, for additional information with respect to the securitization.

(17) Other Liabilities
“Other liabilities” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2013	September 30, 2012
Amounts payable for investment purchases	$208.2	$206.7
Retained asset account	207.5	203.7
Amounts payable to reinsurers	46.9	32.0
Remittances and items not allocated	44.1	29.5
Oil and natural gas asset-retirement obligations	25.4	—
Other	185.9	128.7
Total other liabilities	$718.0	$600.6

Asset retirement obligations
The following is a reconciliation of the EXCO/HGI JV’s asset retirement obligations, included in “Other liabilities” in the accompanying Consolidated Balance Sheets for the period from inception to September 30, 2013:

September 30, 2013
Asset retirement obligations at inception	$18.5
Activity during the period:
Liabilities incurred during the period	0.1
Liabilities settled during the period	—
Adjustment to liability due to acquisitions	5.6
Accretion of discount	1.2
Asset retirement obligations at end of period	25.4
Less: Current portion	0.6
Long-term portion	$24.8

(18) Temporary Equity
Series A and A-2 Preferred Stock
On May 13, 2011 and August 5, 2011, the Company issued 280 thousand shares of Series A Preferred Stock and 120 thousand shares of Series A-2 Preferred Stock, respectively, in private placements pursuant to securities purchase agreements, for aggregate gross proceeds of $400.0. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) is convertible into the Company’s common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value. Effective April 1, 2012, and October 1, 2012, such accretion rate was reduced from, respectively, 4% to 2% for the remainder of Fiscal 2012, and then from 2% to 0% for the period subsequent to Fiscal 2012, as a result of achieving a specified level of growth in the Company’s net asset value as calculated in accordance with the terms of the certificates of designation governing the Preferred Stock. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.
During Fiscal 2013 the Company received and duly executed requests to convert a total of 6 thousand shares of Series A-2 Preferred Stock, resulting in the issuance of 852 thousand shares of the Company’s common stock.
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
As of the respective issuance dates, the Company determined the fair values of the bifurcated conversion feature were approximately $85.7 for the Series A Preferred Stock and approximately $17.6 for the Series A-2 Preferred Stock. The residual $296.7 aggregate value of the host contracts, less $14.1 of issuance costs, has been classified as temporary equity, as the securities are redeemable at the option of the holder and upon the occurrence of an event that is not solely within the control of the issuer. The resulting $117.4 difference between the issuance price and initial carrying value of $282.6 is being accreted to “Preferred stock dividends and accretion” in the accompanying Consolidated Statements of Operations using the effective interest method over the Preferred Stock’s contractual/expected life of approximately seven years through May 13, 2018.
The carrying value of Preferred Stock reflects the following components:

	Series A (280 shares)	Series A-2 (120 shares)	Total
Initial issuance price in Fiscal 2011	$280.0	$120.0	$400.0
Principal accretion:
Fiscal 2011	4.3	0.7	5.0
Fiscal 2012	8.6	3.7	12.3
Fiscal 2013	—	—	—
Cumulative principal accretion	12.9	4.4	17.3
Redemption value of preferred stock converted into common stock upon election of holder	—	(5.9)	(5.9)
Redemption value as of September 30, 2013	292.9	118.5	411.4
Bifurcation of embedded conversion feature at issuance	(85.7)	(17.6)	(103.3)
Issuance costs	(11.1)	(3.0)	(14.1)
Accretion:
Fiscal 2011	4.2	0.5	4.7
Fiscal 2012	11.7	2.8	14.5
Fiscal 2013	12.4	3.7	16.1
Carrying value of Preferred Stock as of September 30, 2013	$224.4	$104.9	$329.3

EXCO/HGI JV Class B Redeemable Common Units
Also included in Temporary Equity is $0.1 million of Class B Redeemable Common Units issued by the EXCO/HGI JV under the terms of its incentive plan (“Incentive Unit Plan”.) For additional information regarding the Incentive Unit Plan and the units issued thereunder, refer to Note 22, “Stock Compensation”.

(19) Permanent Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, amortization of deferred gains and losses associated with the Company's pension plans and unrealized gains and losses on debt and equity securities held as available for sale, net of shadow adjustments to intangibles. The foreign currency translation gains and losses for the years ended September 30, 2013, 2012 and 2011 were primarily attributable to the impact of translation of the net assets of the Spectrum Brands’ European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Peso and Brazilian Real. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, and prior to September 30, 2011, Spectrum Brands did not provide income taxes on currency translation adjustments, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2012, Spectrum Brands is no longer considering current and future earnings from international subsidiaries to be permanently reinvested, except for locations where it is precluded by certain restrictions from repatriating earnings.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 6, “Derivative Financial Instruments.”
For information pertaining to the reclassification of unrealized gains and losses on debt and equity securities held as available for sale, see Note 5, Investments, and Note 13, Goodwill and Intangible Assets, including DAC and VOBA, for the related shadow adjustments.
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Permanent Equity, as of September 30, 2013 and 2012, are as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than- temporary Impairments	Other Unrealized Gains (Losses) — Cash Flow Hedges	Actuarial Adjustments to Pension Plans	Cumulative Translation Adjustments	Total
Cumulative components at September 30, 2013:
Gross amounts (after reclassification adjustments)	$235.7	$(1.0)	$(2.6)	$(28.9)	$(10.3)	$192.9
Intangible assets adjustments	(63.2)	0.4	—	—	—	(62.8)
Tax effects	(61.1)	0.2	0.3	(0.8)	3.5	(57.9)
Noncontrolling interest	—	—	0.9	11.9	2.7	15.5
	$111.4	$(0.4)	$(1.4)	$(17.8)	$(4.1)	$87.7
Cumulative components at September 30, 2012:
Gross amounts (after reclassification adjustments)	$1,059.6	$(1.0)	$0.3	$(39.9)	$(3.7)	$1,015.3
Intangible assets adjustments	(390.5)	0.4	—	—	—	(390.1)
Tax effects	(234.2)	0.2	(0.1)	4.4	3.5	(226.2)
Noncontrolling interest	—	—	(0.1)	14.2	0.1	14.2
	$434.9	$(0.4)	$0.1	$(21.3)	$(0.1)	$413.2

Restricted Net Assets of Subsidiaries
HGI’s equity in restricted net assets of consolidated subsidiaries was approximately $1,646.8 as of September 30, 2013, representing 227.2% of HGI’s consolidated stockholders’ equity as of September 30, 2013 and consisted of net assets of FGL and Spectrum Brands, less noncontrolling interest, which were restricted as to transfer to HGI in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.

(20) Employee Benefit Obligations
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

The following tables provide additional information on the Company’s pension and other postretirement benefit plans which principally relate to Spectrum Brands:

	Pension and Deferred Compensation Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$260.7	$228.7	$0.6	$0.5
Liabilities assumed through acquisitions	14.7	—	—	—
Service cost	3.0	2.0	—	—
Interest cost	10.6	11.4	—	0.1
Actuarial loss (gain)	1.1	31.3	(0.1)	—
Participant contributions	0.1	0.2	—	—
Curtailments	(1.5)	—	(0.1)	—
Benefits paid	(17.4)	(10.9)	—	—
Foreign currency exchange rate changes	3.2	(2.0)	—	—
Benefit obligation, end of year	$274.5	$260.7	$0.4	$0.6
Change in plan assets
Fair value of plan assets, beginning of year	$168.6	$143.7	$—	$—
Assets acquired through acquisitions	6.7	—	—	—
Actual return on plan assets	18.3	22.3	—	—
Employer contributions	12.9	13.6	—	—
Employee contributions	0.1	0.2	—	—
Benefits paid	(17.4)	(10.9)	—	—
Plan expenses paid	—	—	—	—
Foreign currency exchange rate changes	1.6	(0.3)	—	—
Fair value of plan assets, end of year	$190.8	$168.6	$—	$—
Accrued Benefit Cost / Funded Status	$(83.7)	$(92.1)	$(0.4)	$(0.6)
Range of assumptions:
Discount rate	1.8% to 13%	4% to 13.5%	4.7%	4.0%
Expected return on plan assets	3.6% to 7.8%	4% to 7.8%	N/A	N/A
Rate of compensation increase	2.3% to 5.5%	2.3% to 5.5%	N/A	N/A
The net underfunded status as of September 30, 2013 and 2012 of $83.7 and $92.1, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations.” Included in AOCI as of September 30, 2013 and 2012 are unrecognized net (losses) of $(17.8), net of tax benefit of $(0.8) and noncontrolling interest of $11.9, and $(21.3), net of tax benefit of $4.4 and noncontrolling interest of $14.2, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during the year ending September 30, 2014 (“Fiscal 2014”) is $0.9.
At September 30, 2013, the Company’s total pension and deferred compensation benefit obligation of $274.5 consisted of $85.2 associated with U.S. plans and $189.3 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $190.8 consisted of $73.8 associated with U.S. plans and $117.0 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 3.9% and approximately 3.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 4.7% for its international plans.
At September 30, 2012, the Company’s total pension and deferred compensation benefit obligation of $260.7 consisted of $95.5 associated with U.S. plans and $165.2 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $168.6 consisted of $66.4 associated with U.S. plans and $102.2 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.4% and approximately 5.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits			Other Benefits
	Year ended September 30,			Year ended September 30,
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$3.4	$2.4	$2.7	$—	$—	$—
Interest cost	10.6	11.4	11.2	—	0.1	0.1
Expected return on assets	(9.7)	(9.1)	(8.8)	—	—	—
Amortization of prior service cost	—	0.1	—	—	—	—
Curtailment gain	(0.8)	—	—	—	—	—
Recognized net actuarial (gain) loss	2.1	0.9	—	—	(0.1)	(0.1)
Net periodic cost (benefit)	$5.6	$5.7	$5.1	$—	$—	$—
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.
Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target	Actual
	2013	2013	2012
Asset Category
Equity securities	0-60%	52%	50%
Fixed income securities	0-40%	19%	21%
Other	0-100%	29%	29%
	100%	100%	100%
The weighted average expected long-term rate of return on total assets is 5.8%.
The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2013 review of such rates. The plan assets currently do not include holdings of common stock of HGI or its subsidiaries.
The Company’s fixed income securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.
The Company’s other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom and Germany.
The Company’s expected future pension benefit payments for Fiscal 2014 through its fiscal year 2023 are as follows:

Fiscal Year
2014	$10.7
2015	10.0
2016	11.6
2017	11.9
2018	12.3
2019 to 2023	69.0

The following table sets forth the fair value of the Company’s pension plan assets:

		September 30,
	Fair Value Hierarchy (a)	2013	2012
U.S. defined benefit plan assets:
Mutual funds — equity	Level 1	$32.8	$20.5
Common collective trusts — equity	Level 2	19.9	25.8
Common collective trusts — fixed income	Level 2	20.5	19.5
Other	Level 2	0.6	0.6
Total U.S. defined benefit plan assets		73.8	66.4
International defined benefit plan assets:
Common collective trusts — equity	Level 2	46.5	38.5
Common collective trusts — fixed income	Level 2	15.9	15.7
Insurance contracts — general fund	Level 2	37.7	40.6
Other	Level 1	6.6	—
Other	Level 2	10.3	7.4
Total International defined benefit plan assets		117.0	102.2
Total defined benefit plan assets		$190.8	$168.6

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

Defined Contribution Plans
Spectrum Brands sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Spectrum Brands also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. FGH sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and FGH makes a discretionary matching contribution of up to 5% of eligible compensation. FGH has also established a nonqualified defined contribution plan for independent agents. FGH makes contributions to the plan based on both FGH’s and the agent’s performance. Contributions are discretionary and evaluated annually. HGI also sponsors a defined contribution plan for its corporate employees in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. HGI makes a discretionary matching contribution of up to 4% of eligible compensation. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2013, 2012 and 2011 were $12.1 , $2.8 and $5.3, respectively.

(21) Reinsurance recoverable
FGH reinsures portions of its policy risks with other insurance companies. The use of reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding FGH’s retention limit is reinsured with other insurers. FGH seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. FGH follows reinsurance accounting when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed. FGH also assumes policy risks from other insurance companies.

The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Year ended September 30,
	2013		2012		2011
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$279.2	$776.5	$298.0	$1,033.4	$157.8	$392.1
Assumed	32.8	23.3	47.2	34.9	22.8	19.5
Ceded	(253.2)	(268.0)	(289.9)	(290.9)	(141.6)	(164.0)
Net	$58.8	$531.8	$55.3	$777.4	$39.0	$247.6

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2013, 2012 and 2011, FGH did not write off any reinsurance balances. During the year ended September 30, 2012 and September 30, 2011, FGH did not commute any ceded reinsurance. Effective June 17, 2013, FGH rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re U.S. Holdings, Inc. (“Wilton Re”) which covers certain disability income riders. Wilton Re has agreed to pay FGL Insurance a rescission settlement of $6.4. In addition, FGL Insurance will re-establish the $4.5 reserve liability previously ceded to Wilton Re in connection with this business. FGL Insurance recognized a net gain on the rescission of $1.9. As discussed below under “Wilton Agreement,” FGL monitors the risk of default by reinsurers.
No policies issued by FGH have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGH has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGH had the following significant reinsurance agreements during the year ended September 30, 2013 and September 30, 2012 as described below.
Wilton Agreement
On January 26, 2011, FGL entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re committing Wilton Re, a wholly-owned subsidiary of Wilton and a Minnesota insurance company, to enter into one of two amendments to an existing reinsurance agreement with Fidelity Insurance.
On April 8, 2011, FGL Insurance ceded substantially all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535.8, net of ceding commission, to Wilton Re. The Company considered the effects of the first amendment in the opening balance sheet and purchase price allocation as of April 6, 2011, the effective date of the Company’s acquisition of he FGL Acquisition. Effective April 26, 2011, FGL elected the second of the two amendments under the Commitment Agreement (the “Raven Springing Amendment”), which committed FGL Insurance to cede to Wilton Re all of the business (the “Raven Block”) then reinsured with Raven Reinsurance Company (“Raven Re”), a wholly-owned subsidiary of FGH, on or before December 31, 2012. On September 9, 2011, FGL Insurance and Wilton Re executed an amended and restated Raven Springing Amendment whereby the recapture of the business ceded to Raven Re by FGL Insurance and the re-cession to Wilton Re closed on October 17, 2011 with an effective date of October 1, 2011. In connection with the closing, FGL Insurance transferred assets with a fair value of $580.7, including ceding commission, to Wilton Re.
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGL Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts.

Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”) and simultaneously ceded the business to Raven Re. The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGH under the F&G Stock Purchase Agreement. In connection with the new CARVM reinsurance agreement, FGH and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing liability is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Front Street
On December 31, 2012, FGH entered into a Reinsurance Agreement with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,400.0 of FGH’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGH and an indirect subsidiary of the Company, Five Island, entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGH in a segregated account. The assets in the segregated account are invested in accordance with FGH’s existing guidelines.

(22) Stock Compensation
The Company recognized consolidated stock compensation expense of $61.5, $31.2 and $30.5 during Fiscal 2013, 2012 and 2011, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
A summary of stock options outstanding as of September 30, 2013 and related activity during the year then ended, under HGI and FGH’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGH
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2012	2,285	$4.96	$1.77	201	$38.20	$3.90
Granted	1,734	8.57	3.56	195	49.49	3.85
Exercised	(32)	6.08	2.23	(31)	39.19	3.90
Forfeited or expired	(33)	6.18	2.32	(30)	43.96	3.87
Stock options outstanding at September 30, 2013	3,954	6.52	2.55	335	44.23	3.87
Stock options vested and exercisable at September 30, 2013	833	6.12	2.34	40	38.21	3.90
Stock options outstanding and expected to vest	3,121	6.63	2.60	283	44.16	3.87
A summary of restricted stock and restricted stock units outstanding as of September 30, 2013 and related activity during the year then ended, under HGI, Spectrum Brands and FGH’s respective incentive plans are as follows (share amounts in thousands):

	HGI		Spectrum Brands
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2012	830	$4.93	13	$28.00
Granted	3,319	8.53	—	—
Vested	(651)	8.25	(13)	28.00
Forfeited	(42)	8.02	—	—
Restricted stock outstanding at September 30, 2013	3,456	7.72	—	—
Restricted stock expected to vest	3,456	7.72	—	—

	HGI		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2012	17	$4.61	1,931	$28.45	—	$—
Granted	9	8.33	700	45.97	53	49.58
Vested	(17)	4.61	(1,211)	28.25	—	—
Forfeited	(9)	8.33	(302)	30.36	(7)	49.45
Restricted stock units outstanding at September 30, 2013	—	—	1,118	39.11	46	49.60
Restricted stock units vested and exercisable at September 30, 2013	22	4.61	—	—	—	—
Restricted stock units expected to vest	—	—	1,118	39.11	42	49.54
HGI
On September 15, 2011, the Company’s stockholders approved the 2011 Omnibus Award Plan (the “2011 HGI Plan”). The 2011 HGI Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17,000 thousand shares of common stock. The 2011 HGI Plan prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. As of September 30, 2013, 8,887.0 thousand shares are available for issuance under the 2011 HGI Plan.
During Fiscal 2013, HGI granted stock option awards, restricted stock awards and restricted stock units representing approximately 1,734 thousand, 3,319 thousand and 9 thousand shares, respectively. All of these grants are time based, and vest over periods of 1 month up to 4 years. The total fair value of the stock grants during Fiscal 2013 on their respective grant dates was approximately $34.6. During Fiscal 2013 stock option awards, restricted stock awards and restricted stock units with a total fair value of $7.5 vested. The total intrinsic value of share options exercised during Fiscal 2013 was $0.1, for which HGI received cash of $0.2 in settlement.
During Fiscal 2012, HGI granted stock option awards, restricted stock awards and restricted stock units representing approximately 2,275 thousand, 838 thousand and 22 thousand shares, respectively. All of these grants are time based, and vest over periods of 7 months up to 4 years. The total fair value of the stock grants on their respective grant dates was approximately $8.2.
Under HGI’s executive bonus plan, executives will be paid in cash, stock options and restricted stock shares. Based on Fiscal 2013 performance measures, the Company expects to grant approximately 3,300 thousand restricted shares and 1,300 thousand stock options in the first quarter of fiscal 2014 with a portion vesting immediately and the remaining shares vesting between 12 and 36 months from the grant date. The Company expects to recognize approximately $35.9 of deferred bonus compensation expense with respect to cash and stock-based awards as it vests over the next three fiscal years, subject to clawback provisions if the subsequent increase in net asset value for bonus compensation purposes does not exceed specified threshold returns. As of September 30, 2013, there was approximately $14.7 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 2.02 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.84% to 1.86%	0.97% to 1.19%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.2 years	6 years
Volatility	41.9% to 44%	33% to 35.5%

The weighted-average remaining contractual term of outstanding stock option awards at September 30, 2013, was 8.77 years.

Spectrum Brands
In September 2009, SBI’s board of directors adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the SB/RH Merger, the 2009 Plan was assumed by Spectrum Brands. Prior to October 21, 2010, up to 3,333 thousand shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan.
In conjunction with the SB/RH Merger, Spectrum Brands adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 thousand shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan.
On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved by Spectrum Brands’ stockholders on March 1, 2011. Up to 4,626 thousand shares of common stock of Spectrum Brands, net of cancellations, may be issued under the 2011 Plan.
Spectrum Brands granted restricted stock units representing approximately 700 thousand shares during Fiscal 2013. Of these grants, 48 thousand restricted stock units are time-based and vest over a period of one year. Of the remaining 652 thousand restricted stock units, 90 thousand are performance-based and vest over a one year period and 562 thousand are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $32.2.
Spectrum Brands granted restricted stock units representing approximately 863 thousand shares during Fiscal 2012. Of these grants, 160 thousand restricted stock units are time-based and vest over a period ranging from one year to two years. The remaining 703 thousand restricted stock units are both performance and time based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $24.4.
The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.
FGH
On November 2, 2011, FGH’s compensation committee (on behalf of its board of directors) approved a long-term stock-based incentive plan that permits the grant of options to purchase shares of FGH common stock to key employees of FGH. On November 2, 2011, FGH’s compensation committee also approved a dividend equivalent plan (the “2011 DEP”) that permits holders of these options the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGH in respect of the shares underlying the options.
In December 2012, FGH’s compensation committee amended and restated the stock incentive plan. Under the amended and restated stock incentive plan, FGH’s compensation committee may grant stock options and restricted stock awards. FGH also elected an alternate settlement for the then-vested equity awards, electing to settle the vested awards in cash when exercised, which reclassified the plans from equity plans to liability plans. In 2013, FGH determined that all equity awards will be settled in cash when exercised. FGH’s compensation committee also approved and adopted the 2012 Dividend Equivalent Plan (the “2012 DEP”). Similar to the 2011 DEP, the 2012 DEP permits holders of the options and restricted stock units granted under the amended and restated stock incentive plan the right to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGH in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent vests, divided by the total number of common shares outstanding. The awards under the 2012 DEP vest on March 31, 2016.
FGH granted stock option awards and restricted stock units representing approximately 195 thousand and 53 thousand shares during the year ended September 30, 2013. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grant and restricted stock unit grant on the grant date was $0.6 and $2.0, respectively.
FGH granted stock option awards representing approximately 207 thousand shares during the year ended September 30, 2012. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $0.8.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of September 30, 2013 totaled $6.0 and will be recognized over a weighted-average period of 1.8 years.

The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2013	2012
Risk-free interest rate	0.8%	0.8%
Assumed dividend yield	6%	10%
Expected option term	4.5 years	4.5 years
Volatility	27%	35%
EXCO/HGI JV
In May 2013, the EXCO/HGI JV adopted an incentive plan (“Incentive Unit Plan”) which allowed for awards to be issued that cover up to 1 million Class B Units. The plan is intended to grant phantom units that correspond to Class B Units prior to the vesting date, in tandem with dividend equivalent rights (“DER”) to participate in distributions of the EXCO/HGI JV. The phantom units will vest in three equal annual installments, and will be settled by issuing a Class B Unit in the EXCO/HGI JV. The accumulated distributions related to the DER will be paid to the participant upon the vesting of the related phantom unit. Upon termination of a participant, any unvested phantom units or DER’s (including accrued distributions) shall be forfeited.
The agreement includes a call-right on behalf of the EXCO/HGI JV and a put-right on behalf of the participant. The call-right becomes exercisable upon the termination of a participant, and gives the EXCO/HGI JV the option to repurchase any Class B Units held by the participant. The put-right becomes exercisable during the first designated window period after the participant has held the Class B Unit for a period of six months, and gives the participant the option to cause the EXCO/HGI JV to repurchase the participant’s Class B Units. The repurchase price under the call-right and put-rights shall be the fair market value as of the date of exercise as determined by the EXCO/HGI JV.
In accordance with ASC 718, liability classification is not required as a result of the call-right and put-right features if the employee is required to hold the shares for a reasonable period of time that would expose them to the economic risks and rewards of share ownership. The reasonable period of time for which shares are required to be held after exercise of a share option and during which the employee is exposed to the economic risks and rewards of share ownership is at least six months. Therefore, these shares would be exposed to the economic risks and rewards which would require equity classification. Since the award is expected to become redeemable, FASB ASC 480, Distinguishing Liabilities from Equity, requires the redemption amount of the award to be classified outside of permanent equity at each period end. The redemption amount of the awards is classified as “Redeemable common units” within the Temporary equity section of the Consolidated Balance Sheet.
As of September 30, 2013, there were 898 thousand awards available for issuance under the Incentive Unit Plan. The fair value of the awards granted was based on the market value of the limited partner units issued upon formation of the EXCO/HGI JV. A summary of the activity related to the incentive unit plan was as follows (share amounts in thousands):

	Shares	Weighted average grant date fair value per share
Non-vested awards at February 14, 2013	—	$—
Granted	102	10.00
Non-vested awards at September 30, 2013	102	$10.00

ASC 718 requires share-based compensation be recorded with cost classifications consistent with cash compensation. The EXCO/HGI JV uses the full cost method to account for its oil and natural gas properties. As a result, part of the share-based payments are capitalized. During the period from inception to September 30, 2013, an immaterial amount was capitalized as part of the EXCO/HGI JV’s oil and natural gas properties. HGI’s proportionate share of the EXCO/HGI JV’s total share-based compensation on unvested awards was $0.6 as of September 30, 2013, and will be recognized over an average period of 2.4 years.

(23) Income Taxes
Income tax expense (benefit) was calculated based upon the following components of income from continuing operations before income taxes:

	Year ended September 30,
	2013	2012	2011
Income from continuing operations before income taxes:
United States	$(78.9)	$(146.5)	$(74.8)
Outside the United States	197.2	171.9	132.7
Total income from continuing operations before taxes	$118.3	$25.4	$57.9

The components of income tax (benefit) expense were as follows:

	Year ended September 30,
	2013	2012	2011
Current:
Federal	$(32.5)	$74.4	$(0.9)
Foreign	47.7	38.1	32.7
State	1.4	(0.4)	2.3
Total current	16.6	112.1	34.1
Deferred:
Federal	169.0	(199.2)	(20.6)
Foreign	2.1	5.2	28.1
State	(0.4)	(3.4)	9.0
Total deferred	170.7	(197.4)	16.5
Income tax expense (benefit)	$187.3	$(85.3)	$50.6
The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense (benefit) are summarized as follows:

	Year ended September 30,
	2013	2012	2011
Expected income tax (benefit) expense at Federal statutory rate	$41.4	$8.9	$20.3
Valuation allowance for deferred tax assets	152.8	(142.1)	72.3
Preferred stock equity conversion feature	35.6	54.8	(9.5)
Residual tax on foreign earnings	(7.0)	29.8	19.0
Foreign rate differential	(18.8)	(14.1)	(12.6)
Bargain purchase gain	—	—	(55.4)
Gain on contingent purchase price reduction	—	(14.3)	—
Permanent items	5.7	9.5	10.7
Non-deductible stock based compensation	1.7	—	—
Exempt foreign income	(5.9)	(5.8)	(0.4)
Unrecognized tax benefits	4.1	(4.4)	(2.8)
State and local income taxes	(32.2)	(8.5)	1.2
Dividends received deduction	1.4	(0.9)	—
Inflationary adjustments	(0.2)	(0.8)	(1.5)
Capitalized transaction costs	5.6	0.3	2.8
Deferred tax correction of immaterial prior period error	—	—	4.9
Other	3.1	2.3	1.6
Reported income tax expense (benefit)	$187.3	$(85.3)	$50.6
Effective tax rate	158.3%	(335.9)%	87.3%
For the year ended September 30, 2013, the Company’s effective tax rate of 158.3% was negatively impacted by the following: (i) the profitability of our life insurance group which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances; (iii) book expense for the increase in the fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions that will not be creditable in the United States due to the Company’s U.S. taxable loss position. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting unremitted foreign earnings to the U.S. Federal statutory income tax rate of 35%. The Company's effective tax rate was favorably impacted by a partial release of U.S. valuation allowances against deferred tax assets that are more-likely-than-not realizable as a result of a recent acquisition by Spectrum Brands and a change in the realizability of deferred tax assets related to the FGL life insurance companies.
For the year ended September 30, 2012, the Company’s effective tax rate of (335.9)%, representing a tax benefit despite pretax income, was positively impacted by the net release of valuation allowance attributed to the Company’s determination that certain of its deferred tax assets are more likely than not realizable and a contingent purchase price reduction. The Company’s effective tax rate was negatively impacted by an expense for the increase in fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available, and deferred tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes, but not for book purposes. In addition, for Fiscal 2012 and forward, the Company has asserted that it is no longer permanently reinvesting the income from its foreign operations, thereby subjecting non-U.S. unremitted earnings to the U.S. Federal statutory income tax rate of 35%.
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

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30, 2013	September 30, 2012
Current deferred tax assets:
Employee benefits	$15.4	$29.5
Restructuring	7.1	8.1
Inventories and receivables	24.3	22.5
Employee compensation	5.4	—
Marketing and promotional accruals	14.1	8.3
Capitalized transaction costs	0.1	0.1
Unrealized losses on mark-to-market securities	12.6	10.2
Other	23.9	15.1
Valuation allowance	(55.0)	(49.0)
Total current deferred tax assets	47.9	44.8
Current deferred tax liabilities:
Inventories and receivables	(2.7)	(2.6)
Unrealized gains	(0.4)	(1.2)
Other	(11.7)	(7.9)
Total current deferred tax liabilities	(14.8)	(11.7)
Noncurrent deferred tax assets:
Employee benefits	$49.5	$37.5
Restructuring and purchase accounting	0.3	0.4
Net operating loss, credit and capital loss carry forwards	1,029.5	914.5
Prepaid royalty	7.0	7.0
Properties	9.7	3.2
Capitalized transaction costs	0.6	—
Unrealized losses on mark-to-market securities	2.1	12.7
Long-term debt	0.7	4.0
Intangibles	3.9	4.3
Deferred acquisition costs	0.4	9.9
Insurance reserves and claim related adjustments	477.7	620.3
Outside basis differences on partnership interests	21.3	—
Other	32.8	30.8
Valuation allowance	(762.2)	(611.1)
Total noncurrent deferred tax assets	873.3	1,033.5
Noncurrent deferred tax liabilities:
Properties	(27.5)	(15.3)
Unrealized gains	(13.1)	(15.8)
Intangibles	(735.5)	(596.2)
Value of business acquired	(67.3)	(36.5)
Deferred acquisition costs	(63.7)	—
Tax on unremitted foreign earnings	(18.6)	(29.2)
Investments	(156.5)	(438.7)
Other	(23.4)	(4.5)
Total noncurrent deferred tax liabilities	(1,105.6)	(1,136.2)
Total gross deferred tax assets	$921.2	$1,078.3
Total gross deferred tax liabilities	$(1,120.4)	$(1,147.9)

In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for the years ended September 30, 2013, 2012, and 2011, the Company had a net charge (release) of valuation allowance to earnings totaling $152.8, $(142.1) and $72.3, respectively, as more fully described below.

HGI
As a result of HGI’s cumulative losses over the past three years, management concluded at September 30, 2013, that a valuation allowance was required for its entire net deferred tax asset balance. HGI’s valuation allowance at September 30, 2013, totaled $204.0. This resulted from the Company’s conclusion that tax benefits on its pretax losses are not more-likely-than-not realizable. HGI has approximately $302.8 of U.S. Federal net operating loss (“NOL”) carryforwards which, if unused, will expire in years 2029 through 2033. HGI has approximately $36.3 of U.S. Federal capital loss carryforwards which, if unused, will expire through 2016 and 2018. HGI has approximately $454.4 of U.S. state NOL carryforwards which, if unused, will expire in years 2029 through 2033.
On September 27, 2013, HGI triggered a change of ownership, as defined under Internal Revenue Code (the "IRC") Section 382, that subjects the utilization of HGI’s U.S. Federal and state net operating losses and other tax attributes to certain limitations.
Management has concluded that its deferred tax assets on U.S. Federal and state NOL's are not more-likely-than-not realizable. The Company also concluded that a valuation allowance was required for HGI’s entire net deferred tax asset balance at September 30, 2012, in the amount of $97.8.
Spectrum Brands
At September 30, 2013, Spectrum Brands has U.S. Federal and state and local NOL carryforwards of $1,515.3 and $1,551.3, respectively. If unused, they will expire through 2033. Spectrum Brands has foreign loss carryforwards totaling $111.2 which will expire beginning in 2014. Certain of the foreign net operating losses have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on use of its NOL carryforwards that arose prior to its emergence from bankruptcy. Spectrum Brands has had multiple changes of ownership, as defined under IRC Section 382, that subject the utilization of Spectrum Brands' U.S. Federal and state net operating losses and other tax attributes to certain limitations. In addition, separate return year limitations apply to Spectrum Brands' utilization of U.S. Federal and state and local NOL carryforwards acquired from Russell Hobbs. Management concluded that its deferred tax assets on its U.S. and foreign net operating loss carryforwards are not more-likely-than-not realizable. Accordingly, Spectrum Brands has provided a full valuation allowance against these deferred tax assets.
As of September 30, 2013 and 2012, Spectrum Brands’ valuation allowances totaled approximately $454.6 and $384.8, respectively. These valuation allowances were recorded on: (i) U.S. net deferred tax assets totaling $421.7 and $349.3, respectively; and (ii) foreign net deferred tax assets totaling $32.8 and $35.5, respectively. The net increase in Spectrum Brands’ valuation allowance during the year ended September 30, 2013 totaled $69.8, of which $72.4 relates to U.S. net deferred tax assets, and $(2.6) relates to foreign net deferred tax assets. In addition, as a result of an acquisition, Spectrum Brands was able to release $49.8 of its U.S. valuation allowance during Fiscal 2013. The release was attributable to $49.8 of net deferred tax liabilities recorded on the acquiree’s opening balance sheet that are available to offset other U.S. net deferred tax assets. Spectrum Brands was able to release $14.5 of its U.S. valuation allowance resulting from an acquisition during Fiscal 2012. The release was attributable to $14.5 of net deferred tax liabilities recorded on the acquiree's opening balance sheet that are available to offset other U.S. net deferred tax assets.
Effective October 1, 2012, Spectrum Brands began recording residual U.S. and foreign taxes on current foreign earnings in accordance with its change in position under ASC 740. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries generated after September 30, 2011, to support management’s plans to voluntarily accelerate its pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, earnings of the Company’s non-U.S. subsidiaries after September 30, 2011 are not considered permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. Accordingly, the Company is providing residual U.S. and foreign deferred taxes to these earnings to the extent they cannot be repatriated in a tax-free manner. As a result for the year ending September 30, 2013, Spectrum Brands recorded residual taxes on approximately $12.5 of distributions of foreign earnings and $45.7 of earnings not yet taxed in the U.S. resulting in an increase in tax expense, net of a corresponding adjustment to Spectrum Brands’ domestic valuation allowance, of approximately $0.1. For the year ended September 30, 2012, Spectrum Brands recorded residual U.S. and foreign taxes on approximately $21.1 of distributions and $76.5 of earnings not yet taxed in the U.S., resulting in an increase in tax expense, net of a corresponding adjustment to Spectrum Brands’ domestic valuation allowance, of approximately $3.3.
Remaining undistributed earnings of Spectrum Brands’ foreign operations total approximately $409.6 at September 30, 2013, and are permanently reinvested. Spectrum Brands has determined that it is not practical to calculate the residual U.S. income tax on the foregoing permanently reinvested unremitted foreign earnings.

FGH
At September 30, 2013, FGH’s deferred tax assets were primarily the result of U.S. NOL, capital loss and tax credit carryforwards and insurance reserves. Its net deferred tax asset position at September 30, 2013 and 2012, before consideration of its recorded valuation allowance, totaled $399.2 and $457.1, respectively. Valuation allowances of $158.7 and $177.5 was recorded against its gross deferred tax asset balance at September 30, 2013 and 2012, respectively. FGH’s net deferred tax asset position at September 30, 2013 and 2012, after taking into account the valuation allowance, is $240.5 and $279.6, respectively. For the years ended September 30, 2013 and 2012, FGH recorded a net valuation allowance release of $18.9 (comprised of a full year valuation release of $(20.7) related to the life insurance companies, partially offset by an increase to valuation allowance of $1.8 related to the non-life companies) and $197.8 (comprised of a full year valuation release of $(204.7) related to the life insurance companies, partially offset by an increase to valuation allowance of $6.9 related to FGH’s non−life companies), respectively, based on management’s reassessment of the amount of its deferred tax assets that are more-likely-than-not realizable.
At September 30, 2013, FGH’s valuation allowance of $158.7 consisted of a partial valuation allowance of $118.8 on capital loss carryforwards and a full valuation allowance of $39.9 on non-life insurance net deferred taxes. At September 30, 2012, FGH’s valuation allowance of $177.5 consisted of a partial valuation allowance of $145.9 on capital loss carryforwards and a full valuation allowance of $31.7 on non-life insurance net deferred taxes.
As a consequence of FGH’s acquisition on April 6, 2011, utilization of certain tax attributes (carry-forwards) became limited at the FGL Acquisition date under IRC sections 382 and 383. On September 27, 2013, FGH triggered a subsequent change of ownership, as defined under IRC Section 382; the resulting limitation is higher than the original limitation calculated on April 6, 2011. Consequently, this limitation is not expected to impact FGH’s utilization of its tax attributes. In addition, FGH experienced cumulative losses during the three-year period preceding its acquisition. These are among the factors the Company considered in establishing a valuation allowance against FGH’s deferred tax asset position at the FGL Acquisition Date.
At each reporting date, FGH management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2013, management considered the following positive and negative evidence concerning the future realization of FGH’s deferred tax assets:

Positive Evidence:

•	FGH has three years of cumulative US GAAP pre-tax income;

•	FGH’s internal projections of taxable income estimated in future periods reflect a continuation of this trend;

•	FGH has projected that the reversal of taxable temporary timing differences will unwind in the twenty-year projection period;

•	FGH has refined tax planning strategies to utilize capital loss carryforwards by selling assets with acquisition date built-in gains;

•	FGH has a history of utilizing all significant tax attributes before they expire; and

•	FGH’s inventory of limited attributes has been significantly reduced as a result of a tax planning transaction that required amending certain tax returns.
Negative Evidence:

•	Tax rules limit the ability to use carryforwards in future years;

•	There is a brief carryback/carryforward period for life insurance company capital losses (i.e. 3-year carryback/ 5-year carryforward period.)
Based on its assessment of the evidence above, management determined that sufficient positive evidence exists as of September 30, 2013 to conclude that it is “more likely than not” that additional deferred taxes of FGH are more-likely-than-not realizable, and therefore, reduced the valuation allowance accordingly in the amount of $18.9.
At September 30, 2013 and 2012, FGH has NOL carryforwards of $92.7 and $87.0, respectively, which, if unused, will expire in years 2026 through 2033. FGH has capital loss carryforwards totaling $350.4 and $551.9 at September 30, 2013 and 2012, respectively, which if unused, will expire in years 2014 through 2018. In addition, at September 30, 2013 and 2012, FGH has low income housing tax credit carryforwards totaling $54.2 and $52.8, respectively, which, if unused, will expire in years 2017 through 2033 and alternative minimum tax credits of $6.3 and $7.6, respectively, that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGH by the Company, which constitutes a change of ownership, as defined under IRC Sections 382 and 383.

Uncertain Tax Positions
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2013 and 2012 are $13.8 and $5.9, respectively. If recognized in the future, $10.1 of UTBs would impact the effective tax rate and $3.7 of UTB's would create deferred tax assets against which the Company would record a full valuation allowance. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2013 and 2012, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $3.7 and $3.6, respectively. For Fiscal 2013, 2012 and 2011, interest and penalties (decreased) increased income tax expense by $0.0, $(1.2) and $(1.4), respectively.
At September 30, 2013, filed income tax returns for certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of these examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
The Company believes its income tax reserves for UTB’s are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

Amount
Unrecognized tax benefits at September 30, 2010	$13.2
Gross increase — tax positions in prior period	1.6
Gross decrease — tax positions in prior period	(0.8)
Gross increase — tax positions in current period	0.6
Settlements	(1.9)
Lapse of statutes of limitations	(3.7)
Unrecognized tax benefits at September 30, 2011	9.0
Gross increase — tax positions in prior period	0.7
Gross decrease — tax positions in prior period	(1.3)
Gross increase — tax positions in current period	0.8
Settlements	(1.7)
Lapse of statutes of limitations	(1.6)
Unrecognized tax benefits at September 30, 2012	5.9
Gross increase — tax positions in prior period	9.1
Gross decrease — tax positions in prior period	(0.3)
Gross increase — tax positions in current period	0.5
Settlements	(0.1)
Lapse of statutes of limitations	(1.3)
Unrecognized tax benefits at September 30, 2013	$13.8
HGI files U.S. Federal consolidated and state and local combined and separate income tax returns. HGI’s consolidated and combined returns do not include Spectrum Brands or FGH (life insurance group), each of which files their own consolidated federal, and combined and separate state and local income tax returns. HGI’s U.S. federal income tax returns for years prior to and including 2010 are no longer subject to audit by the taxing authorities. Except for certain immaterial jurisdictions, HGI’s state and local income tax returns are no longer subject to audit for years prior to 2008. HGI’s U.S. Federal NOL carryforwards from the fiscal years ended September 30, 2010 and prior, will continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.
Spectrum Brands files U.S. Federal consolidated and state and local combined and separate income tax returns as well as foreign income tax returns in various jurisdictions. They are subject to ongoing examination by various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the United States, United Kingdom and Germany.
U.S. Federal income tax returns of Spectrum Brands and Russell Hobbs are no longer subject to audit for fiscal years prior to 2010. However, Federal NOL carryforwards from the fiscal years ended September 30, 2009 and prior, will continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized. Filings in various U.S. state and local jurisdictions are also subject to audit; to date, no significant audit matters have arisen.
U.S. Federal income tax returns of FGH for years prior to 2009 are no longer subject to examination by the taxing authorities. Except for certain immaterial jurisdictions, FGH is no longer subject to state and local income tax audits for years prior to 2009. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.

(24) Restructuring and Related Charges
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
In Fiscal 2013 and 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Expense Rationalization Initiatives” and the “Global Cost Reduction Initiatives”). The following table summarizes restructuring and related charges incurred by the Global Expense Rationalization Initiatives and the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for the year ended September 30, 2013 and September 30, 2012 and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Year ended September 30,
	2013	2012	2011	Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Initiatives:
Global Expense Rationalization	$11.3	$—	$—	$11.3	$4.2	$15.5	September 30, 2015
Global Cost Reduction	16.4	18.7	25.5	99.4	3.0	102.4	January 31, 2015
Other	6.3	0.9	3.1
	$34.0	$19.6	$28.6

Classification:
Consumer products cost of goods sold	$10.0	$9.8	$7.8
Selling, acquisition, operating and general expenses	24.0	9.8	20.8
	$34.0	$19.6	$28.6
Included in “Other initiatives” in the table above, Spectrum Brands also recorded $6.2 of restructuring and related charges during the year ended September 30, 2013, related to initiatives implemented by the HHI Business prior to the acquisition by Spectrum Brands in December 2012.

The following table summarizes restructuring and related charges incurred by type of charge and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Year ended September 30,
	2013	2012	2011
Costs included in cost of goods sold:
Global Expense Rationalization Initiatives:
Termination benefits	$—	$—	$—
Other associated benefits	—	—	—
Global Cost Reduction Initiatives:
Termination benefits	0.2	2.9	1.7
Other associated benefits	3.3	6.9	5.9
HHI Business and other restructuring initiatives:
Termination benefits	0.2	—	—
Other associated benefits	6.3	—	0.2
Total included in cost of goods sold	10.0	9.8	7.8
Costs included in selling, acquisition, operating and general expenses:
Global Expense Rationalization Initiatives:
Termination benefits	10.3	—	—
Other associated benefits	1.1	—	—
Global Cost Reduction Initiatives:
Termination benefits	6.3	3.1	10.2
Other associated benefits	6.4	5.8	7.8
HHI Business and other restructuring initiatives:
Termination benefits	—	—	0.9
Other associated benefits	(0.1)	0.9	1.9
Total included in selling, acquisition, operating and general expenses:	24.0	9.8	20.8
Total restructuring and related charges	$34.0	$19.6	$28.6
The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the year ended September 30, 2013:

	Accrual Balance at September 30, 2012	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at September 30, 2013	Expensed as Incurred (a)
Global Expense Rationalization Initiatives:
Termination benefits	$—	$9.0	$(2.1)	$0.4	$7.3	$1.3
Other costs	—	—	—	—	—	1.0
	—	9.0	(2.1)	0.4	7.3	2.3
Global Cost Reduction Initiatives:
Termination benefits	3.3	5.3	(3.7)	$—	4.9	1.3
Other costs	1.1	0.5	(1.2)	—	0.4	9.3
	4.4	5.8	(4.9)	—	5.3	10.6
Other initiatives	2.2	6.0	(0.5)	(3.6)	4.1	0.3
	$6.6	$20.8	$(7.5)	$(3.2)	$16.7	$13.2
___________________

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(25) Earnings Per Share
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

The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Year ended September 30,
	2013	2012	2011
Net (loss) income attributable to common and participating preferred stockholders	$(94.2)	$29.9	$22.2

Participating shares at end of period:
Common shares outstanding	138,876	139,357	139,346
Preferred shares (as-converted basis)	61,987	62,839	60,989
Total	200,863	202,196	200,335

Percentage of (loss) income allocated to:
Common shares	100.0%	68.9%	69.6%
Preferred shares (a)	—%	31.1%	30.4%

Net (loss) income attributable to common shares - basic	$(94.2)	$20.6	$15.4

Dilutive adjustments to (loss) income attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	—	—	6.8
Reversal of preferred stock dividends and accretion	—	—	19.8
Reversal of income related to fair value of preferred stock conversion feature	—	—	(27.9)
Net adjustment	—	—	(1.3)

Net (loss) income attributable to common shares - diluted	$(94.2)	$20.6	$14.1

Weighted-average common shares outstanding - basic	139,856	139,356	139,233
Dilutive effect of preferred stock	—	—	19,064
Dilutive effect of unvested restricted stock and restricted stock units	—	381	—
Dilutive effect of stock options	—	81	87
Weighted-average shares outstanding - diluted	139,856	139,818	158,384

Net (loss) income per common share attributable to controlling interest:
Basic	$(0.67)	$0.15	$0.11
Diluted	$(0.67)	$0.15	$0.09

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding unvested restricted stock.
At September 30, 2013, there were 61,987 thousand shares issuable upon the conversion of the Preferred Stock, and 2,459 thousand and 640 thousand shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “Diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and unvested restricted stock and stock units and stock options would have been anti-dilutive for the year ended September 30, 2013. The Preferred Stock had a weighted average conversion price of $6.64.

(26) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $17.3 at September 30, 2013. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

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
Regulatory Matters
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2013, FGL has accrued $5.3 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $5.0.
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
The EXCO/HGI JV
Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the EXCO/HGI’s operations and the costs of its oil and natural gas exploitation, development and production operations. The EXCO/HGI JV does not anticipate that it will be required in the foreseeable future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations. Because these laws and regulations are constantly being changed, the EXCO/HGI JV is unable to predict the conditions and other factors over which the EXCO/HGI JV does not exercise control that may give rise to environmental liabilities affecting it.
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
The F&G Stock Purchase Agreement between FGL and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, principally relating to Spectrum Brands, are as follows:

Future Minimum Rental Commitments
Fiscal Year
2014	$41.1
2015	35.1
2016	29.6
2017	25.0
2018	16.1
Thereafter	38.4
Total minimum lease payments	$185.3
All of the leases expire between October 2013 and July 2023. The Company’s total rent expense was $51.3, $36.9 and $41.8 during Fiscal 2013, 2012 and 2011, respectively.
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At September 30, 2013, the notional amount of unfunded, legally binding lending commitments was approximately $190.4, of which $13.7 expires in one year or less, and the remainder expires between one and four years.
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

(27) Insurance Subsidiary — Financial Information
The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items. For example, in accordance with the US GAAP acquisition method of accounting, the amortized cost of FGH’s invested assets was adjusted to fair value as of the FGL Acquisition Date while it was not adjusted for statutory reporting. Thus, the net unrealized gains on a statutory basis were $283.6 (unaudited) and $1,245.4 (unaudited) as of September 30, 2013 and 2012, respectively, compared to FGH’s net unrealized gains of $236.3 and $1,058.4, respectively, on a US GAAP basis.
The Company’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income (loss) and statutory capital and surplus of the Company's wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (MD)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Fiscal year ended September 30, 2013 (Unaudited)	$36.2	$3.1
Fiscal year ended September 30, 2012 (Unaudited)	145.2	0.7
Period April 6, 2011 to September 30, 2011 (Unaudited)	38.2	4.9
Period January 1, 2011 to April 5, 2011 (Unaudited)	15.3	(0.5)
Year ended December 31, 2012	102.2	1.0
Year ended December 31, 2011	110.3	4.5

Statutory Capital and Surplus:
September 30, 2013 (Unaudited)	$1,064.3	$62.2
September 30, 2012 (Unaudited)	861.6	45.3
December 31, 2012	900.5	41.1
December 31, 2011	846.4	44.7

(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.

The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is not significant in relation to FGL Insurance's and FGL NY Insurance's respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGH monitors the RBC of its insurance subsidiaries. As of September 30, 2013 and 2012, each of FGH’s insurance subsidiaries had exceeded the minimum RBC requirements (unaudited).
The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2012, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $106.3 to FGH in 2013 less any dividends paid during the 12 month period from the last dividend payment. On July 12, 2013, FGL Insurance paid a dividend to FGH in the amount of $40.0. On September 26, 2012 and December 20, 2012, FGL Insurance paid dividends to FGH in the amount of $20.0 and $20.0, respectively, with regard to its 2011 results. Based on its 2012 calendar year statutory results, FGL Insurance is able to declare an ordinary dividend up to $30.0 through October 31, 2013 (taking into account the dividend payments of $40.0 on July 12, 2013 and $20.0 on December 20, 2012). In addition, after October 31, 2013, FGL Insurance will be able to declare an ordinary dividend of $66.3 with respect to its 2012 statutory results, subject to management’s discretion.

As of September 30, 2013 neither FGL Insurance nor FGL NY Insurance follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices in the preparation of their statutory basis financial statements. However, FGL Insurance’s statutory carrying value of Raven Re reflects the effect of a permitted practice Raven Re received to treat the available amount of the letter of credit as an admitted asset. Without such permitted statutory accounting Raven Re’s statutory capital and surplus would be negative $118.5 (unaudited) at September 30, 2013 and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice will have no impact on the Company’s consolidated financial statements which are prepared in accordance with U. S. GAAP.

(28) Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information relating to the EXCO/HGI JV’s oil and natural gas producing activities for the period from inception to September 30, 2013 is presented in accordance with ASC 932, Extractive Activities, Oil and Gas.
Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

(in millions, except per unit amounts)	Amount
Period from inception to September 30, 2013:
Proved property acquisition costs	$569.5
Unproved property acquisition costs	53.9
Total property acquisition costs	623.4
Development	11.8
Exploration costs	—
Lease acquisitions and other	—
Capitalized asset retirement costs	0.1
Depreciation, depletion and amortization per Boe	$10.30
Depreciation, depletion and amortization per Mcfe	$1.72
The EXCO/HGI JV retains an independent engineering firm to provide annual year-end estimates of its future net recoverable oil and natural gas reserves. The estimated proved net recoverable reserves the EXCO/HGI JV shows below include only those quantities that it expects to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves that the EXCO/HGI JV may recover through existing wells. Proved Undeveloped Reserves include those reserves that the EXCO/HGI JV may recover from new wells on undrilled acreage or from existing wells on which it must make a relatively major expenditure for recompletion or secondary recovery operations. All of the EXCO/HGI JV’s reserves are located onshore in the continental United States of America.
Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of the EXCO/HGI JV’s oil and natural gas properties. Estimates of fair value should also consider unproved reserves, anticipated future oil and natural gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is subjective and imprecise.

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Natural Gas Equivalent (Mmcfe)
Inception	3,747	268,447	6,113	327,607
Purchase of reserves in place (1)	193	63,145	1,240	71,743
Discoveries and extensions (2)	188	4,416	753	10,062
Revisions of previous estimates:
Changes in price	(125)	13,116	(135)	11,556
Other factors (3)	(296)	(12,136)	(1,941)	(25,558)
Sales of reserves in place	—	—	—	—
Production	(283)	(14,570)	(300)	(18,068)
September 30, 2013	3,424	322,418	5,730	377,342

(1)
Purchases of reserves in place include the initial contribution of conventional assets from EXCO as of February 14, 2013, and the acquisition of shallow Cotton Valley assets from an affiliate of BG Group as of March 5, 2013.

(2)	New discoveries and extensions were a result of the EXCO/HGI JV’s development in the Permian basin.

(3)
Revisions of previous estimates due to other factors were primarily due to downward adjustments in the Permian basin of 18.1 Bcfe as a result of recent performance and modifications to the EXCO/HGI JV’s development plans which extended the development beyond a five-year horizon. In addition, revisions of previous estimates due to other factors in the East Texas/North Louisiana region were 7.5 Bcfe primarily due to recent performance.

Estimated Quantities of Proved Developed and Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Mmcfe
Proved developed:
September 30, 2013	3,107	317,748	4,799	365,185
Proved undeveloped:
September 30, 2013	317	4,670	931	12,157
Standardized measure of discounted future net cash flows
The EXCO/HGI JV has summarized the Standardized Measure related to its proved oil, natural gas, and NGL reserves. The EXCO/HGI JV has based the following summary on a valuation of Proved Reserves using discounted cash flows based on prices as prescribed by the SEC, costs and economic conditions and a 10% discount rate. The additions to Proved Reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of the EXCO/HGI JV’s oil and natural gas properties, nor should the information be considered to be indicative of any trends.

Amount
September 30, 2013
Future cash inflows	$1,638.5
Future production costs	923.7
Future development costs	156.0
Future income taxes	39.3
Future net cash flows	519.5
Discount of future net cash flows at 10% per annum	217.2
Standardized measure of discounted future net cash flows	$302.3

The reference prices at September 30, 2013 used in the above table, were $95.04 per Bbl of oil, $3.60 per Mmbtu of natural gas, and $38.64 per Bbl for NGLs. In each case, the prices were adjusted for historical differentials. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period for natural gas at Henry Hub, West Texas Intermediate crude oil at Cushing, Oklahoma, and the realized prices for NGLs.

The following are the principal sources of change in the Standardized Measure:

Amount
Period from inception to September 30, 2013:
Sales and transfers of oil and natural gas produced	$(46.2)
Net changes in prices and production costs	39.2
Extensions and discoveries, net of future development and production costs	8.1
Development costs during the period	7.4
Changes in estimated future development costs	20.2
Revisions of previous quantity estimates	(50.2)
Sales of reserves in place	—
Purchase of reserves in place	300.6
Accretion of discount before income taxes	16.1
Changes in timing and other	27.9
Net change in income taxes	(20.8)
Net change	$302.3
Costs not subject to amortization
The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization by the period in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within one to four years.

Amount
Period from inception to September 30, 2013:
Property acquisition costs	$35.7
Exploration and development	—
Capitalized interest	0.8
Total	$36.5

(29) Related Party Transactions

In November 2012, the Company and Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the HCP Stockholders, entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the New York Stock Exchange, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (not including Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement. The Company recognized $4.7 of expenses under these Service Agreement with respect to the year ended September 30, 2013.
During the years ended September 30, 2012 and 2011, prior to entering into the Services Agreement discussed above, Harbinger Capital provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to January 9, 2012. The Company recognized $2.0 and $1.5 of expenses under these arrangements with respect to the years ended September 30, 2012 and 2011. Such amounts have been approved by a special committee of the Company’s board of directors, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
Further, pursuant to the terms of an existing registration rights agreement between the Company and the HCP Stockholders, the Company undertook a registered secondary offering of 23.0 million shares of the Company’s common stock owned by the HCP Stockholders. The Company incurred $0.4 related to such offering during the year ended September 30, 2013. The Company also provided customary representations, warranties and indemnifications to the underwriters.
Lastly, in August 2013, the Company repurchased 1,700.0 thousand shares from the Harbinger Capital Partners Special Situations Fund, L.P., one of the HCP Stockholders, for $12.3, under the terms of a publicly announced general repurchase program of the Company’s outstanding common stock.
On March 7, 2011, the Company entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) the Company acquired from the Master Fund a 100% membership interest in FGL, which was the buyer under the F&G Stock Purchase Agreement, between FG_ and OMGUK, pursuant to which FGL agreed to acquire all of the outstanding shares of capital stock of FGH and certain intercompany loan agreements between OM Group, as lender, and FGH, as borrower, and (ii) the Master Fund transferred to FGL the sole issued and outstanding Ordinary Share of FS Holdco Ltd, a Cayman Islands exempted limited company (“FS Holdco”) (together, the “Insurance Transaction”). In consideration for the interests in FGL and FS Holdco, the Company agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13.3) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the F&G Stock Purchase Agreement. The Transfer Agreement and the transactions contemplated thereby, including the F&G Stock Purchase Agreement, was approved by the Company’s Board of Directors upon a determination by a special committee (the “FGL Special Committee”) comprised solely of directors who were independent under the rules of the NYSE and represented by independent counsel and other advisors, that it was in the best interests of the Company and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction. On April 6, 2011, the Company completed the FGL Acquisition.
FS Holdco is a holding company, which is the indirect parent company of Front Street. Neither FGL nor FS Holdco has engaged in any significant business other than transactions contemplated in connection with the Insurance Transaction.
On May 19, 2011, the FGL Special Committee unanimously determined that it is (i) in the best interests of the Company and its stockholders (other than Harbinger Capital and its affiliates) for Front Street and FGH, to enter into the Reinsurance Agreement, pursuant to which Front Street would reinsure up to $3,000.0 of insurance obligations under annuity contracts of FGL and (ii) in the best interests of the Company for Front Street and HCP II to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1,000.0 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets would be deposited in a reinsurance trust account for the benefit of FGH pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, the Company’s board of directors approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The FGL Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the FGL Special Committee was advised by independent counsel and received an independent third-party fairness opinion. As discussed further in Note 21, the Reinsurance Agreement required approval of the MIA, which ultimately was not received.
FGL’s pre-closing and closing obligations under the F&G Stock Purchase Agreement, including payment of the purchase price, were guaranteed by the Master Fund. Pursuant to the Transfer Agreement, the Company entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Master Fund, pursuant to which the Company agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of FGL’s pre-closing and closing obligations under the Purchase Agreement.

On July 14, 2011, the Master Fund and Spectrum Brands entered into an equity underwriting agreement with Credit Suisse Securities (USA) LLC, as representative of the underwriters listed therein, with respect to the offering of 1,000 thousand shares of Spectrum Brands common stock by Spectrum Brands and 5,495 thousand shares of Spectrum Brands common stock by the Master Fund, at a price per share to the public of $28.00. HGI did not sell any shares of Spectrum Brands common stock in the offering. In connection with the offering, HGI entered into a 180-day lock up agreement. In addition, the Master Fund entered into a standstill agreement with HGI, pursuant to which the Master Fund agreed that it would not, among other things (a) either individually or as part of a group, acquire, offer to acquire, or agree to acquire any securities (or beneficial ownership thereof) of Spectrum Brands; (b) other than with respect to certain existing holdings, form, join or in any way participate in a group with respect to any securities of Spectrum Brands; (c) effect, seek, offer, propose or cause or participate in (i) any merger, consolidation, share exchange or business combination involving Spectrum Brands or any material portion of Spectrum Brands’ business, (ii) any purchase or sale of all or any substantial part of the assets of Spectrum Brands or any material portion of the Spectrum Brands’ business; (iii) any recapitalization, reorganization or other extraordinary transaction with respect to Spectrum Brands or any material portion of the Spectrum Brands’ business, or (iv) any representation on the board of directors of Spectrum Brands.
On September 10, 2010, the Company entered into the Exchange Agreement with the HCP Stockholders, whereby the HCP Stockholders agreed to contribute a majority interest in Spectrum Brands to the Company in the Spectrum Brands Acquisition in exchange for 4.32 shares of the Company’s common stock for each share of Spectrum Brands common stock contributed to the Company. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of the Company’s common stock ($6.33) and Spectrum Brands common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day the Company received the HCP Stockholders’ proposal for the Spectrum Brands Acquisition.
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
On September 10, 2010, the HCP Stockholders, who held a majority of the Company’s outstanding common stock on that date, approved the issuance of the Company’s common stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.
On January 7, 2011, the Company completed the Spectrum Brands Acquisition pursuant to the Exchange Agreement entered into on September 10, 2010 with the HCP Stockholders. In connection therewith, the Company issued an aggregate of 119,910 thousand shares of its common stock in exchange for an aggregate of 27,757 thousand shares of common stock of Spectrum Brands (the “Spectrum Brands Contributed Shares”), or approximately 54.5% of the then outstanding Spectrum Brands common stock.
Upon the consummation of the Spectrum Brands Acquisition, the Company became a party to a registration rights agreement, by and among the HCP Stockholders, Spectrum Brands and the other parties listed therein, pursuant to which the Company obtained certain demand and “piggy back” registration rights with respect to the shares of Spectrum Brands’ common stock held by the Company.
Following the consummation of the Spectrum Brands Acquisition, the Company also became a party to a stockholders agreement, by and among the HCP Stockholders and Spectrum Brands (the “SB Stockholder Agreement”). Under the SB Stockholder Agreement, the parties thereto have agreed to certain governance arrangements, transfer restrictions and certain other limitations with respect to Going Private Transactions (as such term is defined in the SB Stockholder Agreement).
The issuance of shares of the Company’s common stock to the HCP Stockholders pursuant to the Exchange Agreement and the acquisition by the Company of the Spectrum Brands Contributed Shares were not registered under the Securities Act. These shares are restricted securities under the Securities Act. The Company may not be able to sell the Spectrum Brands Contributed Shares and the HCP Stockholders may not be able to sell their shares of the Company’s common stock acquired pursuant to the Exchange Agreement except pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those shares, (ii) Rule 144 under the Securities Act, which requires a specified holding period and limits the manner and volume of sales, or (iii) any other applicable exemption under the Securities Act.

(30) Segment and Geographic Data
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

	Year ended September 30,
	2013	2012	2011
Revenues:
Consumer Products	$4,085.6	$3,252.4	$3,186.9
Insurance	1,348.4	1,221.8	290.8
Energy	90.2	—	—
Financial Services	28.9	8.6	—
Intersegment elimination	(9.7)	(2.1)	—
Consolidated revenues	$5,543.4	$4,480.7	$3,477.7

Depreciation and amortization
Consumer Products	$139.8	$104.5	$104.7
Insurance	186.3	163.5	(9.4)
Energy	32.2	—	—
Financial Services	0.1	0.1	—
Total segments	358.4	268.1	95.3
Corporate	0.2	0.1	0.2
Consolidated depreciation and amortization	$358.6	$268.2	$95.5

Operating income (loss):
Consumer Products	$351.2	$301.8	$227.9
Insurance	522.9	159.9	(41.5)
Energy	(45.2)	—	—
Financial Services	10.4	2.5	—
Intersegment elimination	(10.9)	(2.1)	—
Total segments	828.4	462.1	186.4
Corporate and eliminations	(91.0)	(52.6)	(22.7)
Consolidated operating income	737.4	409.5	163.7
Interest expense	(511.9)	(251.0)	(249.3)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(101.6)	(156.6)	27.9
Bargain purchase gain from business acquisition	—	—	158.3
Gain on contingent purchase price reduction	—	41.0	—
Other expense, net	(5.6)	(17.5)	(42.7)
Consolidated income from continuing operations before income taxes	$118.3	$25.4	$57.9

	Year ended September 30,
	2013	2012	2011
Capital expenditures:
Consumer Products	$81.9	$46.8	$36.2
Insurance	4.1	6.2	1.7
Energy	13.4	—	—
Financial Services	0.3	0.5	—
Total segments	99.7	53.5	37.9
Corporate	0.4	—	0.3
Consolidated capital expenditures	$100.1	$53.5	$38.2

Total assets:	September 30, 2013	September 30, 2012
Consumer Products	$5,626.7	$3,751.6
Insurance	21,183.1	20,990.3
Energy	617.6	—
Financial Services	572.2	195.1
Intersegment elimination	(461.4)	(182.1)
Total segments	27,538.2	24,754.9
Corporate assets	370.6	445.5
Consolidated total assets	$27,908.8	$25,200.4

Total long-lived assets:	September 30, 2013	September 30, 2012
Consumer Products	$4,143.8	$2,690.2
Insurance	572.9	280.4
Energy	576.8	—
Financial Services	0.7	0.5
Total segments	5,294.2	2,971.1
Corporate assets	28.4	15.4
Consolidated total long-lived assets	$5,322.6	$2,986.5

	Year ended September 30,
Net change in cash due to operating activities	2013	2012	2011
Consumer Products	$256.5	$258.7	$229.9
Insurance	336.2	300.0	(25.4)
Energy	37.2	—	—
Financial Services	11.7	13.7	—
Net change in cash due to segment operating activities	641.6	572.4	204.5
Net change in cash due to corporate operating activities	(119.3)	50.1	(49.0)
Consolidated change in cash due to operating activities	$522.3	$622.5	$155.5

The Company’s geographic data disclosures are as follows:
Net consumer product sales to external customers:

	Year ended September 30,
	2013	2012	2011
United States	$2,411.4	$1,772.1	$1,780.1
Outside the United States	1,674.2	1,480.3	1,406.8
Consolidated net consumer product sales to external customers	$4,085.6	$3,252.4	$3,186.9
Long-lived assets:

	September 30, 2013	September 30, 2012
United States	$4,397.4	$2,284.9
Outside the United States	925.2	701.6
Consolidated long-lived assets	$5,322.6	$2,986.5

(31) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at September 30, 2013 and September 30, 2012, and consolidating statements of operations information for the year ended September 30, 2013, 2012 and 2011. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Harbinger Group Inc. - Condensed Consolidating Balance Sheet Information

September 30, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,282.3	$—	$389.3	$42.3	$(248.0)	$16,465.9
Investments in subsidiaries and affiliates	—	62.0	—	—	2,012.9	(2,074.9)	—
Affiliated loans and receivables	—	150.1	—	0.9	—	(151.0)	—
Cash and cash equivalents	207.3	1,248.3	18.7	166.5	258.9	—	1,899.7
Receivables, net	546.9	—	22.2	1.2	41.0	—	611.3
Inventories, net	632.9	—	—	—	—	—	632.9
Accrued investment income	—	159.3	—	2.3	—	(0.4)	161.2
Reinsurance recoverable	—	2,363.7	—	—	—	—	2,363.7
Deferred tax assets	33.0	260.4	—	—	—	—	293.4
Properties, including oil and natural gas properties, net	412.5	7.0	572.6	0.7	0.5	—	993.3
Goodwill	1,476.7	—	—	—	—	—	1,476.7
Intangibles, including DAC and VOBA, net	2,163.2	565.9	—	—	—	—	2,729.1
Other assets	154.2	84.1	4.1	11.3	27.9	—	281.6
Total assets	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Liabilities and Equity:
Insurance reserves	$—	$18,895.9	$—	$—	$—	$—	$18,895.9
Debt	3,218.9	300.0	271.2	181.8	924.2	—	4,896.1
Accounts payable and other current liabilities	849.4	52.9	32.8	6.3	71.3	—	1,012.7
Equity conversion feature of preferred stock	—	—	—	—	330.8	—	330.8
Employee benefit obligations	96.6	—	—	—	3.0	—	99.6
Deferred tax liabilities	492.8	—	—	—	—	—	492.8
Other liabilities	28.9	640.2	25.4	23.3	0.2	—	718.0
Affiliated debt and payables	—	0.8	102.2	293.3	—	(396.3)	—
Total liabilities	4,686.6	19,889.8	431.6	504.7	1,329.5	(396.3)	26,445.9
Temporary equity	—	—	0.1	—	329.3	—	329.4
Total stockholders’ equity	531.0	1,293.3	185.9	67.8	724.7	(2,078.0)	724.7
Noncontrolling interests	409.1	—	—	(0.3)	—	—	408.8
Total permanent equity	940.1	1,293.3	185.9	67.5	724.7	(2,078.0)	1,133.5
Total liabilities and equity	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

September 30, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,556.7	$—	$180.1	$181.6	$—	$16,918.4
Investment in subsidiaries and affiliates	—	32.0	—	—	1,858.2	(1,890.2)	—
Affiliated loans and receivables	—	150.1	—	—	—	(150.1)	—
Cash and cash equivalents	158.0	1,054.6	—	12.4	245.7	—	1,470.7
Receivables, net	373.4	41.0	—	—	—	—	414.4
Inventories, net	452.6	—	—	—	—	—	452.6
Accrued investment income	—	191.6	—	—	—	—	191.6
Reinsurance recoverable	—	2,363.1	—	—	—	—	2,363.1
Deferred tax assets	28.2	279.6	—	—	4.9	—	312.7
Properties, including oil and natural gas properties, net	214.0	6.9	—	0.4	0.3	—	221.6
Goodwill	694.2	—	—	—	—	—	694.2
Intangibles, including DAC and VOBA, net	1,715.0	273.5	—	—	—	—	1,988.5
Other assets	116.2	41.2	—	2.2	13.0	—	172.6
Total assets	$3,751.6	$20,990.3	$—	$195.1	$2,303.7	$(2,040.3)	$25,200.4

Liabilities and Equity:
Insurance reserves	$—	$19,051.0	$—	$—	$—	$—	$19,051.0
Debt	1,669.3	—	—	—	497.7	—	2,167.0
Accounts payable and other current liabilities	594.2	93.2	—	—	66.8	—	754.2
Equity conversion feature of preferred stock	—	—	—	—	232.0	—	232.0
Employee benefit obligations	90.0	—	—	—	5.1	—	95.1
Deferred tax liabilities	377.5	—	—	—	4.9	—	382.4
Other liabilities	31.6	555.3	—	13.3	0.4	—	600.6
Affiliated debt and payables	—	—	—	150.1	—	(150.1)	—
Total liabilities	2,762.6	19,699.5	—	163.4	806.9	(150.1)	23,282.3
Temporary equity	—	—	—	—	319.2	—	319.2
Total stockholders’ equity	567.7	1,290.8	—	31.7	1,177.6	(1,890.2)	1,177.6
Noncontrolling interests	421.3	—	—	—	—	—	421.3
Total permanent equity	989.0	1,290.8	—	31.7	1,177.6	(1,890.2)	1,598.9
Total liabilities and equity	$3,751.6	$20,990.3	$—	$195.1	$2,303.7	$(2,040.3)	$25,200.4

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Year ended September 30, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$4,085.6	$—	$—	$—	$—	$—	$4,085.6
Oil and natural gas	—	—	90.2	—	—	—	90.2
Insurance premiums	—	58.8	—	—	—	—	58.8
Net investment income	—	715.5	—	28.9	—	(9.7)	734.7
Net investment gains	—	511.6	—	—	—	—	511.6
Insurance and investment product fees and other	—	62.5	—	—	—	—	62.5
Total revenues	4,085.6	1,348.4	90.2	28.9	—	(9.7)	5,543.4
Operating costs and expenses:
Consumer products cost of goods sold	2,695.3	—	—	—	—	—	2,695.3
Oil and natural gas direct operating costs	—	—	44.0	—	—	—	44.0
Benefits and other changes in policy reserves	—	531.8	—	—	—	—	531.8
Selling, acquisition, operating and general expenses	961.3	111.4	37.1	18.5	91.0	1.2	1,220.5
Impairment of oil and gas properties	—	—	54.3	—	—	—	54.3
Amortization of intangibles	77.8	182.3	—	—	—	—	260.1
Total operating costs and expenses	3,734.4	825.5	135.4	18.5	91.0	1.2	4,806.0
Operating income (loss)	351.2	522.9	(45.2)	10.4	(91.0)	(10.9)	737.4
Equity in net income (losses) of subsidiaries	—	—	—	—	266.3	(266.3)	—
Interest expense	(375.6)	(11.5)	(4.7)	—	(120.1)	—	(511.9)
Affiliated interest expense	—	—	(5.6)	(4.1)	—	9.7	—
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(101.6)	—	(101.6)
Other expense, net	(3.5)	(0.2)	(1.3)	—	(0.6)	—	(5.6)
(Loss) income from continuing operations before income taxes	(27.9)	511.2	(56.8)	6.3	(47.0)	(267.5)	118.3
Income tax expense (benefit)	27.4	161.0	—	0.1	(1.2)	—	187.3
Net (loss) income	(55.3)	350.2	(56.8)	6.2	(45.8)	(267.5)	(69.0)
Less: Net (loss) income attributable to noncontrolling interest	(23.6)	—	—	0.4	—	—	(23.2)
Net (loss) income attributable to controlling interest	(31.7)	350.2	(56.8)	5.8	(45.8)	(267.5)	(45.8)
Less: Preferred stock dividends and accretion	—	—	—	—	48.4	—	48.4
Net (loss) income attributable to common and participating preferred stockholders	$(31.7)	$350.2	$(56.8)	$5.8	$(94.2)	$(267.5)	$(94.2)

Year ended September 30, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$3,252.4	$—	$—	$—	$—	$—	$3,252.4
Insurance premiums	—	55.3	—	—	—	—	55.3
Net investment income	—	716.2	—	8.6	—	(2.1)	722.7
Net investment gains (losses)	—	410.0	—	—	—	—	410.0
Insurance and investment product fees and other	—	40.3	—	—	—	—	40.3
Total revenues	3,252.4	1,221.8	—	8.6	—	(2.1)	4,480.7
Operating costs and expenses:
Consumer products cost of goods sold	2,136.8	—	—	—	—	—	2,136.8
Benefits and other changes in policy reserves	—	777.4	—	—	—	—	777.4
Selling, acquisition, operating and general expenses	750.1	123.9	—	6.1	52.6	—	932.7
Amortization of intangibles	63.7	160.6	—	—	—	—	224.3
Total operating costs and expenses	2,950.6	1,061.9	—	6.1	52.6	—	4,071.2
Operating income	301.8	159.9	—	2.5	(52.6)	(2.1)	409.5
Equity in net income of subsidiaries	—	—	—	—	372.0	(372.0)	—
Interest expense	(191.9)	(2.5)	—	—	(56.6)	—	(251.0)
Affiliated interest expense	—	—	—	(2.1)	—	2.1	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(156.6)	—	(156.6)
Gain on contingent purchase price reduction	—	41.0	—	—	—	—	41.0
Other (expense) income, net	(0.9)	0.1	—	—	(16.7)	—	(17.5)
Income (loss) from continuing operations before income taxes	109.0	198.5	—	0.4	89.5	(372.0)	25.4
Income tax expense (benefit)	60.4	(145.7)	—	—	—	—	(85.3)
Net income	48.6	344.2	—	0.4	89.5	(372.0)	110.7
Less: Net income attributable to noncontrolling interest	21.2	—	—	—	—	—	21.2
Net income attributable to controlling interest	27.4	344.2	—	0.4	89.5	(372.0)	89.5
Less: Preferred stock dividends and accretion	—	—	—	—	59.6	—	59.6
Net income attributable to common and participating preferred stockholders	$27.4	$344.2	$—	$0.4	$29.9	$(372.0)	$29.9

Year ended September 30, 2011	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$3,186.9	$—	$—	$—	$—	$—	$3,186.9
Insurance premiums	—	39.0	—	—	—	—	39.0
Net investment income	—	369.8	—	—	—	—	369.8
Net investment gains (losses)	—	(166.9)	—	—	—	—	(166.9)
Insurance and investment product fees and other	—	48.9	—	—	—	—	48.9
Total revenues	3,186.9	290.8	—	—	—	—	3,477.7
Operating costs and expenses:
Consumer products cost of goods sold	2,058.0	—	—	—	—	—	2,058.0
Benefits and other changes in policy reserves	—	247.6	—	—	—	—	247.6
Selling, acquisition, operating and general expenses	843.3	95.8	—	—	22.7	—	961.8
Amortization of intangibles	57.7	(11.1)	—	—	—	—	46.6
Total operating costs and expenses	2,959.0	332.3	—	—	22.7	—	3,314.0
Operating income (loss)	227.9	(41.5)	—	—	(22.7)	—	163.7
Equity in net income (losses) of subsidiaries	—	—	—	—	116.1	(116.1)	—
Interest expense	(208.4)	(1.9)	—	—	(39.0)	—	(249.3)
Affiliated interest income	—	—	—	—	—	—	—
Gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	27.9	—	27.9
Bargain purchase gain from business acquisition	—	158.3	—	—	—	—	158.3
Other expense, net	(2.4)	—	—	—	(40.3)	—	(42.7)
Income from continuing operations before income taxes	17.1	114.9	—	—	42.0	(116.1)	57.9
Income tax expense (benefit)	92.3	(41.7)	—	—	—	—	50.6
Net (loss) income	(75.2)	156.6	—	—	42.0	(116.1)	7.3
Less: Net loss attributable to noncontrolling interest	(34.7)	—	—	—	—	—	(34.7)
Net (loss) income attributable to controlling interest	(40.5)	156.6	—	—	42.0	(116.1)	42.0
Less: Preferred stock dividends and accretion	—	—	—	—	19.8	—	19.8
Net (loss) income attributable to common and participating preferred stockholders	$(40.5)	$156.6	$—	$—	$22.2	$(116.1)	$22.2

(32) Quarterly Results (Unaudited)

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net consumer product sales	$1,137.8	$1,089.8	$987.7	$870.3
Total revenues	1,498.6	1,410.6	1,411.9	1,222.3
Gross profit	396.5	382.8	322.8	288.2
Operating income	205.4	182.6	134.0	215.4
Net (loss) income attributable to common and participating preferred stockholders	(202.3)	91.6	(45.5)	62.0
Net (loss) income per common share attributable to controlling interest:
Basic	(1.45)	0.45	(0.33)	0.31
Diluted	(1.45)	0.25	(0.33)	0.03

	Quarter Ended
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net consumer product sales	$832.6	$824.8	$746.2	$848.8
Total revenues	1,196.9	1,012.2	1,105.6	1,166.0
Gross profit	279.9	291.7	260.0	284.0
Operating income	120.3	81.4	96.0	111.8
Net income (loss) attributable to common and participating preferred stockholders	159.1	(149.1)	(3.9)	23.8
Net income (loss) per common share attributable to controlling interest:
Basic	0.79	(1.07)	(0.02)	0.12
Diluted	0.78	(1.07)	(0.02)	0.06

SCHEDULE I
HARBINGER GROUP INC. AND SUBSIDIARIES
Summary of Investments — Other than Investments in Related Parties
September 30, 2013
(In millions)

	Amortized Cost (a)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,095.0	$1,100.4	$1,100.4
States, municipalities and political subdivisions	1,014.8	1,023.5	1,023.5
Foreign governments	20.0	19.7	19.7
Public utilities	1,586.9	1,634.8	1,634.8
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	11,345.4	11,521.6	11,521.6
Redeemable preferred stock	—	—	—
Total fixed maturities	15,062.1	15,300.0	15,300.0
Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	143.2	130.4	130.4
Industrial, miscellaneous and all other	69.5	40.8	40.8
Nonredeemable preferred stock	182.0	181.3	181.3
Total equity securities	394.7	352.5	352.5
Derivative investments	141.7	221.8	221.8
Asset-based loans	560.4	560.4	560.4
Policy loans	20.5	20.5	20.5
Other long-term investments	10.7	10.7	10.7
Total investments	$16,190.1	$16,465.9	$16,465.9

(a)
Represents (i) original cost reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by other-than-temporary impairments for equity securities, (iii) original cost for derivative investments, and (iv) unpaid principal balance reduced by an allowance for credit losses for asset-based loans.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
Condensed Financial Information of the Registrant
HARBINGER GROUP INC. (Registrant Only)
BALANCE SHEETS
(In millions)

	September 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$256.9	$235.8
Short-term investments	—	34.0
Receivables, net	41.0
Prepaid expenses and other current assets	3.3	6.4
Total current assets	301.2	276.2
Investments in consolidated subsidiaries	2,049.0	2,001.8
Advances to consolidated subsidiaries	9.5	9.4
Properties, net	0.5	0.3
Deferred charges and other assets	23.1	11.6
Total assets	$2,383.3	$2,299.3
LIABILITIES AND EQUITY
Accounts payable	$1.4	$0.8
Accrued and other current liabilities	69.6	61.7
Total current liabilities	71.0	62.5
Long-term debt	924.2	497.7
Equity conversion feature of preferred stock	330.8	232.0
Employee benefit obligations	3.0	5.1
Deferred income taxes	—	4.9
Other liabilities	0.3	0.3
Total liabilities	1,329.3	802.5
Temporary equity:
Redeemable preferred stock	329.3	319.2
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	828.0	861.2
Accumulated deficit	(192.4)	(98.2)
Accumulated other comprehensive income	87.7	413.2
Total stockholders’ equity	724.7	1,177.6
Total liabilities and equity	$2,383.3	$2,299.3
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HARBINGER GROUP INC. (Registrant Only)
STATEMENTS OF OPERATIONS
(In millions)

	Year ended
	September 30, 2013	September 30, 2012	September 30, 2011
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	77.4	48.4	13.9
Acquisition related charges	12.7	3.7	8.7
Total operating expenses	90.1	52.1	22.6
Operating loss	(90.1)	(52.1)	(22.6)
Other income (expense):
Equity in net income of subsidiaries	263.7	354.6	75.0
Interest expense	(120.1)	(56.6)	(39.0)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(101.6)	(156.6)	27.9
Other, net	1.1	0.2	0.7
(Loss) income before income taxes	(47.0)	89.5	42.0
Income tax (benefit) expense	(1.2)	—	—
Net (loss) income	(45.8)	89.5	42.0
Less: Preferred stock dividends and accretion	48.4	59.6	19.8
Net (loss) income attributable to common and participating preferred stockholders	$(94.2)	$29.9	$22.2
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HARBINGER GROUP INC. (Registrant Only)
STATEMENTS OF CASH FLOWS
(In millions)

	Year ended
	September 30, 2013	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net (loss) income	$(45.8)	$89.5	$42.0
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of properties	0.2	0.1	0.1
Stock-based compensation	11.7	1.9	0.1
Amortization of debt issuance costs	2.7	2.9	1.8
Amortization of debt discount	0.5	0.6	0.6
Write-off of debt issuance costs on retired debt	10.8	—	—
Write-off of debt discount on retired debt	2.1	—	—
Deferred income taxes	—	3.6	0.4
Equity in net income of subsidiaries	(263.7)	(354.6)	(75.0)
Dividends from subsidiaries	127.1	69.5	20.0
Loss gain from the change in the fair value of the equity conversion feature of preferred stock	101.6	156.6	(27.9)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(4.6)	0.1
Accounts payable and accrued and other current liabilities	51.4	27.0	15.7
Other operating	11.6	(1.7)	1.8
Net change in cash due to operating activities	10.2	(9.2)	(20.3)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	34.0	108.9	101.0
Cost of investments acquired	—	(68.0)	(121.9)
Capital contributions to consolidated subsidiaries	(454.4)	(36.3)	(727.2)
Return of capital from subsidiary	126.8	88.0	—
Repayments from (advances to) consolidated subsidiaries	—	49.3	(49.3)
Capital expenditures	(0.4)	—	(0.3)
Net change in cash due to investing activities	(294.0)	141.9	(797.7)
Cash flows from financing activities:
Dividends paid on preferred stock	(33.4)	(31.7)	—
Proceeds from senior secured notes	923.9	—	498.4
Repayment of senior secured notes, including tender / call premium	(545.9)	—	—
Proceeds from preferred stock issuance, net of issuance costs	—	—	385.9
Debt issuance costs	(25.1)	—	(16.2)
Common stock repurchased	(12.3)	—	—
Share based award tax withholding payments	(2.3)	—	—
Other financing activities	—	—	0.4
Net change in cash due to financing activities	304.9	(31.7)	868.5
Net increase in cash and cash equivalents	21.1	101.0	50.5
Cash and cash equivalents at beginning of period	235.8	134.8	84.3
Cash and cash equivalents at end of period	$256.9	$235.8	$134.8
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
HARBINGER GROUP INC. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2013	2012	2011
Life Insurance (single segment):
Deferred acquisition costs	$340.6	$169.2	$38.1
Future policy benefits, losses, claims and loss expenses	3,556.8	3,614.8	3,598.2
Other policy claims and benefits payable	51.5	91.1	56.7
Premium revenue	58.8	55.3	39.0
Net investment income	715.5	716.2	369.8
Benefits, claims, losses and settlement expenses	(531.8)	(777.4)	(247.6)
Amortization of deferred acquisition costs	(45.3)	(15.2)	(0.9)
Other operating expenses	(111.4)	(123.9)	(95.8)
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
HARBINGER GROUP INC. AND SUBSIDIARIES
Reinsurance
(Dollars in millions)

For the year ended September 30, 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,596.7	$(1,965.4)	$17.3	$648.6	2.67%
Premiums and other considerations:
Traditional life insurance premiums	$279.2	$(253.2)	$32.8	$58.8	55.78%
Annuity product charges	135.5	(75.0)	—	60.5	—%
Total premiums and other considerations	$414.7	$(328.2)	$32.8	$119.3	27.49%

For the year ended September 30, 2012	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,436.3	$(1,929.0)	$22.8	$530.1	4.30%
Premiums and other considerations:
Traditional life insurance premiums	$298.0	$(289.9)	$47.2	$55.3	85.35%
Annuity product charges	117.9	(79.6)	—	38.3	—%
Total premiums and other considerations	$415.9	$(369.5)	$47.2	$93.6	50.43%

For the year ended September 30, 2011	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,256.7	$(1,180.4)	$22.6	$1,098.9	2.06%
Premiums and other considerations:
Traditional life insurance premiums	$157.8	$(141.6)	$22.8	$39.0	58.46%
Annuity product charges	68.5	(18.8)	—	49.7	—%
Total premiums and other considerations	$226.3	$(160.4)	$22.8	$88.7	25.70%
See accompanying Report of Independent Registered Public Accounting Firm.