Form 10-K/A
period 2013-09-30
HARBINGER GROUP INC.
filed 2013-12-06
CIK 109177

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

As of December 2, 2013, the registrant had outstanding 145,243,773 shares of common stock, $0.01 par value.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

Unless otherwise indicated or the context requires otherwise, references herein to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2011” refers to fiscal year ended September 30, 2011; “Fiscal 2012” refers to fiscal year ended September 30, 2012; “Fiscal 2013” refers to fiscal year ended September 30, 2013; “Fiscal 2014” refers to fiscal year ending September 30, 2014; “Front Street” refers to FS Holdco Ltd. and, where applicable, its consolidated subsidiaries; “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund”) and Global Opportunities Breakaway Ltd. (the “Global Fund”); “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries and “Zap.Com” refers to Zap.Com Corporation.

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Company for Fiscal 2013, filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2013 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

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

Class I Directors – Term Expiring 2014

Lap Wai Chan, age 47, has served as a director of HGI since October 2009. From September 2009 to September 2010 he was a consultant to MatlinPatterson Global Advisors (“MatlinPatterson”), a private equity firm focused on distressed control investments across a range of industries. From July 2002 to September 2009, Mr. Chan was a Managing Partner at MatlinPatterson. Prior to that, Mr. Chan was a Managing Director at Credit Suisse First Boston H.K. Ltd. (“Credit Suisse”). From March 2003 to December 2007, Mr. Chan served on the board of directors of Polymer Group, Inc. MatlinPatterson, Credit Suisse and Polymer Group, Inc. are not affiliates of HGI.

Keith M. Hladek, age 38, has served as a director of HGI since October 2009. Mr. Hladek is also a director of Zap.Com, a subsidiary of HGI. Mr. Hladek is also the Chief Financial Officer and Co-Chief Operating Officer of Harbinger Capital, an affiliate of HGI. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital (including certain affiliates of Harbinger Capital and their management companies), including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital, L.P., where he was responsible for accounting, operations and valuation for various funds and related financing vehicles. Mr. Hladek is a Certified Public Accountant in New York. Prior to joining Silver Point Capital, L.P. Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of HGI.

Robin Roger, age 56, has served as a director of HGI since May 2011. Previously, Ms. Roger served as a director for Spectrum Brands and Fidelity and Guaranty Life, each a subsidiary of HGI. Ms. Roger is a Managing Director, General Counsel, Co-Chief Operating Officer and Chief Compliance Officer of Harbinger Capital, an affiliate of the Company. Prior to joining Harbinger Capital in 2009, Ms. Roger was General Counsel at Duff Capital Advisors, a multi-strategy investment advisor. She previously served as General Counsel to Jane Street Capital, a proprietary trading firm, and Moore Capital Management. Ms. Roger worked at Morgan Stanley from 1989 to 2006. While there, she headed the equity sales and trading legal practice group and served as General Counsel of the Institutional Securities Division (which encompassed the investment banking as well as sales and trading activities of the firm), and performed other roles at the corporate level. She received a B.A. from Yale College and a J.D. from Harvard Law School. None of the companies Ms. Roger worked with before joining Harbinger Capital is an affiliate of HGI.

Class II Directors – Terms Expiring 2015

Philip A. Falcone, age 51, has served as a director, Chairman of the Board and Chief Executive Officer of HGI since July 2009. From July 2009 to July 2011, Mr. Falcone served as the President of HGI. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, an affiliate of HGI, is Chief Investment Officer of the HCP Stockholders and other Harbinger Capital affiliates. Mr. Falcone co-founded the Master Fund in 2001. Mr. Falcone is also the Chairman of the Board, President and Chief Executive Officer of Zap.Com, a

subsidiary of HGI. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received an A.B. in Economics from Harvard University. None of the companies Mr. Falcone worked with before co-founding the Master Fund is an affiliate of HGI. For information regarding certain legal proceedings involving Mr. Falcone, see Part I, Item 1A. of the Original 10-K “Risk Factors —Risks Related to HGI—We are dependent on certain key personnel; Harbinger Capital and certain key personnel exercise significant influence over us and our business activities; and the business activities, legal matters and other matters that affect Harbinger Capital and certain of our key personnel could adversely affect our ability to execute our business strategy.”

David M. Maura, age 40, has served as Managing Director and Executive Vice President of Investments of HGI effective as of October 2011 and as a director of HGI since May 2011. Mr. Maura has also served as the Chairman of Spectrum Brands, a subsidiary of HGI, since July 2011 and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Prior to becoming Managing Director and Executive Vice President of Investments at HGI, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital, an affiliate of HGI. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.), Applica Incorporated and Ferrous Resources Ltd. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder. None of the companies Mr. Maura worked with before joining Harbinger Capital is an affiliate of HGI.

Class III Directors – Terms Expiring 2016

Omar M. Asali, age 43, has served as President of HGI effective as of October 2011, as Acting President since June 2011, and as a director of HGI since May 2011. Mr. Asali is also the Vice Chairman of Spectrum Brands and a director of FGL, Front Street, Zap.Com and the recently formed oil and gas partnership with EXCO Resources, Inc. (“EXCO”), each of which is a subsidiary of HGI. Mr. Asali is responsible for overseeing the day-to-day activities of HGI, including M&A activity and overall business strategy for HGI and HGI’s underlying subsidiaries. Mr. Asali has been directly involved in all of HGI’s acquisitions across all sectors, and he is actively involved in HGI’s management and investment activities. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital, an affiliate of HGI, where he was responsible for global portfolio strategy and business development. Before joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of HGI.

Frank Ianna, age 64, has served as a director of HGI since April 2013. Mr. Ianna has served as director of Sprint Corporation since 2009 and as director of Tellabs, Inc. since 2004. He served as a director of Clearwire Corporation from November 2008 until June 2011. Mr. Ianna served on the board of trustees of the Stevens

Institute of Technology between 1997 and 2007 and as chairman of its subsidiary, Castle Point Holdings, Inc., between 2006 and 2007. Mr. Ianna has also served as a director of a number of private companies and non- profit organizations. Mr. Ianna retired from AT&T, Inc. in 2003 after a 31-year career serving in various executive positions, most recently as President of AT&T Network Services. Mr. Ianna serves as a consultant for McCreight & Company, a consulting company based in Connecticut. Mr. Ianna received his Undergraduate Degree from the Stevens Institute in Electrical Engineering in 1971 (BEEE), and his Master’s Degree from MIT in 1972 (MSEE) and completed the Program for Management Development (PMD), an Executive Education Program of the Harvard Business School in 1985. None of the companies Mr. Ianna worked with at this time are an affiliate of HGI.

Gerald Luterman, age 69, has served as a director of HGI since April 2013. Mr. Luterman has been a director of NRG Energy, Inc. (“NRG”) since April 2009. He also served as Interim Chief Financial Officer of NRG from November 2009 through May 2010. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Mr. Luterman has more than 30 years of experience in senior financial positions with companies including American Express Company, Booz Allen & Hamilton, Inc., Emerson Electric Company and Arrow Electronics. Mr. Luterman also served as a director of IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009. Mr. Luterman qualified as a Canadian Chartered Accountant in 1967 and graduated from McGill University in Montreal, earning a Bachelor of Commerce Degree in Economics in 1965 and a MBA from the Harvard Business School in 1967. None of the companies Mr. Luterman worked with at this time are an affiliate of HGI.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company. All officers of the Company serve at the discretion of the Company’s Board.

Name	Position

Philip A. Falcone	Chairman of the Board, Chief Executive Officer and Director

Omar M. Asali	Director and President

Thomas A. Williams	Executive Vice President and Chief Financial Officer

David M. Maura	Director and Executive Vice President of Investments

Michael Kuritzkes	Executive Vice President and General Counsel

Michael Sena	Vice President and Chief Accounting Officer

For information regarding Messrs. Falcone, Asali and Maura, see “Board of Directors” above.

Thomas A. Williams, age 54, has been the Executive Vice President and Chief Financial Officer of HGI since March 2012. Mr. Williams has also been the Executive Vice President and Chief Financial Officer of Zap.Com since March 2012. Mr. Williams is also a director of Front Street Cayman. Prior to joining HGI, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA later filed for bankruptcy protection in February 2013. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer, AT&T Networks; Chief Financial Officer, AT&T Global Network Technology Services; Chief Financial Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a BA in Economics from the University of South Florida. None of the companies Mr. Williams worked with before joining HGI is an affiliate of HGI.

Michael Kuritzkes, age 53, has served as Executive Vice President and General Counsel of HGI since June 2013. From April 2012 through June 2013, Mr. Kuritzkes served as the Executive Vice President and General Counsel for Digital First Media, Inc., Journal Register Company (“JRC”) and MediaNews Group, Inc. which owned and managed 75 daily newspapers, several hundred weekly publications and related websites and advertising networks throughout the United States and had approximately 9,000 employees. During his time at JRC, the Company filed for voluntary bankruptcy protection. From October 2010 through April 2012, Mr. Kuritzkes served as General Counsel for Philadelphia Media Network which owned and operated The Philadelphia Inquirer, The Philadelphia Daily News, Philly.com and related assets. In August 1997, Mr. Kuritzkes joined Sunoco, Inc. as a General Attorney, and he served as Sunoco’s Senior Vice President and General Counsel from May 2000 through February 2010, overseeing the legal affairs of Sunoco’s refining, marketing, commodity chemicals and metallurgical coke businesses as well as the formation of Sunoco Logistics Partners and Sunoco’s role as general partner of SXL. From May 1991 through May 1997, he held a progression of legal roles with Ultramar Inc., a New York Stock Exchange-listed refining and marketing company with operations in the United States and Canada. From 1985 through 1991, Mr. Kuritzkes was a transactional lawyer in the New York offices of Kaye Scholer and Battle Fowler representing issuers and underwriters in mergers and acquisitions, financings and general corporate matters. Mr. Kuritzkes received his undergraduate degree in Industrial and Labor Relations from Cornell University and his Juris Doctor from The University of Pennsylvania, where he was a member of the Law Review. None of the companies Mr. Kuritzkes worked with before joining HGI is an affiliate of HGI.

Michael Sena, age 40, has been the Vice President and Chief Accounting Officer of HGI since November 2012. Mr. Sena is also the Vice President and Chief Accounting Officer of Zap.Com. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with the Reader’s Digest Association, Inc., last serving as Vice President and North American Controller. Before joining the Reader’s Digest Association, Inc., Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that Mr. Sena held various positions with PricewaterhouseCoopers. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University. None of the companies Mr. Sena worked with before joining HGI is an affiliate of HGI.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors, executive officers, and the persons who beneficially own more than 10% of the common stock, par value $0.01 per share, of the Company (the “Common Stock”) and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2013 except that Messrs. Luterman, Ianna and Kuritzkes filed their respective Form 3 Initial Statements of Beneficial Ownership later than the time prescribed by the SEC.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative stockholder return on our Common Stock against cumulative total returns of following: (a) the Russell 2000 and (b) a peer group of companies consisting of Leucadia National Corp., Carlisle Companies Inc., Apollo Global Management, LLC and Standex International Corp. The performance graph shows the total return on an investment of $100 for the period beginning September 30, 2008 and ending September 30, 2013. The Company believes that the peer group of companies provides a reasonable basis for comparing total stockholder returns. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

Comparison of 5 Year Cumulative Total Return*

Among Harbinger Group, the Russell 2000 Index, and a Peer Group

*	$100 invested on September 30, 2008 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

CORPORATE GOVERNANCE

On September 27, 2013, following the consummation of certain dispositions of HGI’s common stock by the HCP Stockholders, we ceased to qualify as a “controlled company” for the purposes of Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”). Prior to September 27, 2013, the HCP Stockholders controlled more than 50% of the voting power of HGI, and, accordingly, we availed ourselves of the “controlled company” exceptions. During such time, we had determined to voluntarily form a compensation committee (the “Compensation Committee”) with a written charter and composed entirely of independent directors, and not to have a nominating and corporate governance committee (“NCG Committee”). See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” herein for the HCP Stockholders ownership of HGI common stock.

In accordance with the NYSE Rules, we currently have a NCG Committee and a Compensation Committee, each of which have written charters addressing each such committee’s purpose and responsibilities and are comprised entirely of independent directors. Both prior to and after September 27, 2013, our audit committee (“Audit Committee”) has, and continues to have, a written charter and is comprised entirely of independent directors.

Director Independence

Our Board has determined that Messrs. Chan, Ianna and Luterman are independent directors under the NYSE Rules. Under the NYSE Rules, no director qualifies as independent unless the board of directors affirmatively determines that the director has no material relationship with HGI. Based upon information requested from and provided by each director concerning their background, employment and affiliations, our Board has determined that each of the directors named above has no material relationship with HGI, nor has any such person entered into any material transactions or arrangements with HGI or its subsidiaries, and is therefore independent under the NYSE Rules.

Corporate Governance Guidelines and Code of Ethics and Business Conduct

Our Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision making both at our Board and management level, with a view to enhancing stockholder value over the long term. The Corporate Governance Guidelines address, among other things, our Board and Board committee composition and responsibilities, director qualifications standards and selection of the Chairman of our Board and our Chief Executive Officer.

Our Board has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for Chief Executive and Senior Financial Officers to provide guidance to all our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions. Our Board has adopted a corporate governance policy prohibiting HGI’s directors and executive officers from (i) hedging the economic risk associated with the ownership of HGI’s common stock, or (ii) pledging our common stock, after the date the policy was adopted, unless first pre-approved by HGI’s legal department. In Fiscal 2013 our Board adopted an equity retention policy for the Company’s senior management.

Meetings of Independent Directors

We generally hold executive sessions at each Board and committee meeting. The Chairman of the Audit Committee presides over executive sessions of the entire Board and the chairman of each committee presides over the executive session of that committee.

Board Structure and Risk Oversight

Mr. Falcone serves as the Chairman of our Board and our Chief Executive Officer. Mr. Falcone has extensive investment and leadership expertise. The Board believes that HGI has benefited from this structure and, based upon Mr. Falcone’s extensive investment and leadership expertise, Mr. Falcone’s continuation as our Chairman and Chief Executive Officer is in the best interests of our stockholders.

Our management is responsible for understanding and managing the risks that we face in our business, and our Board is responsible for overseeing management’s overall approach to risk management. Starting as of September 27, 2013, our Board has been assisted by our NCG Committee with, among other things, its oversight of risk. Our Board receives reports on the operations of our businesses from members of management and members of management of our subsidiaries as appropriate and discusses related risks. Our Board also fulfills its oversight role through the operations of our NCG Committee, Audit Committee and Compensation Committee. As appropriate, these committees of the Board provide periodic reports to our Board on their activities. Our Audit Committee is responsible for oversight of corporate finance and financial reporting related risks, including those related to our accounting, auditing and financial reporting practices. Our Compensation Committee is responsible for the oversight of our compensation policies and practices, including conducting annual risk assessments of our compensation policies and practices. Our NCG Committee is responsible for assisting our Board with the oversight of risks and reviewing and making recommendations to our Board regarding our overall corporate governance, including board and committee composition, board nominees, size and structure and director independence, our corporate governance profile and ratings, and our political participation and contributions.

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Chief Executive and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website under the heading “Corporate Governance” at www.harbingergroupinc.com. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to HGI. Inquiries must be directed to the Investor Relations Department at Harbinger Group Inc., 450 Park Avenue, 30th floor, New York, New York 10022.

INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS

Our Audit Committee and Compensation Committee were our Board’s only standing committees during Fiscal 2013. We created our NCG Committee on September 27, 2013. In addition, a special committee of the independent directors of our Board operated on an ad hoc basis in Fiscal 2013.

Audit Committee

Currently, our Audit Committee is composed of Messrs. Gerald Luterman (Chairman), Frank Ianna and Lap Wai Chan. Messrs. Thomas Hudgins and Robert V. Leffler, Jr. also served as members of our Audit Committee from the commencement of Fiscal 2013 until April 8, 2013. Messrs. Gerald Luterman and Frank Ianna joined as members of our Board and our Audit Committee on April 8, 2013. Mr. Chan has served as a member of our Board and our Audit Committee for the entirety of Fiscal 2013.

Our Board determined that all members of our Audit Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Messrs. Luterman, Chan and Hudgins qualified as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee held 5 meetings during Fiscal 2013.

Our Audit Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under the heading “Corporate Governance.”

Compensation Committee

Currently, our Compensation Committee is composed of Messrs. Frank Ianna (Chairman), Gerald Luterman and Lap Wai Chan. Messrs. Robert V. Leffler, Jr. (former Chairman) and Thomas Hudgins also served as members of our Compensation Committee from the commencement of Fiscal 2013 until April 8, 2013. Messrs. Frank Ianna and Gerald Luterman joined as members of our Board and our Compensation Committee on April 8, 2013. Mr. Chan has served as a member of our Board and our Compensation Committee for the entirety of Fiscal 2013.

Our Board determined that all members of our Compensation Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our Compensation Committee held 15 meetings during Fiscal 2013. Our Compensation Committee has been delegated the authority to, among other things, (i) review and recommend to our Board corporate goals and objectives relevant to our executive officer compensation and recommend to our Board the compensation level of our executive officers; (ii) make recommendations to our Board with respect to executive officer compensation and benefits, including incentive-compensation and equity-based plans for executive officers; (iii) review and recommend to our Board any employment agreements or severance or termination arrangements to be made with any of our executive officers; and (iv) review and discuss with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. Our Compensation Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under the heading “Corporate Governance.”

NCG Committee

Currently, our NCG Committee is composed of Messrs. Frank Ianna (Chairman), Gerald Luterman, and Lap Wai Chan. As described under the heading “Corporate Governance—Controlled Company” above, HGI formed our NCG Committee on September 27, 2013. Accordingly, we did not have a NCG Committee for a substantially all of Fiscal 2013.

Our Board determined that all members of our NCG Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our NCG Committee held one meeting during Fiscal 2013.

Our NCG Committee has been delegated the authority to, among other things, (i) develop and recommend to our Board for approval the criteria for Board membership and identify individuals qualified to become members of our Board, (ii) as directed by our Board from time to time, either select or recommend to our Board for selection director nominees for the next annual meeting of shareholders or to fill vacancies on our Board, (iii) assist the Board in determining whether individual directors have material relationships with our Company that may interfere with their independence and (iv) develop, review and assess at least annually the adequacy of the Company’s corporate governance principles and guidelines, the Board’s and management’s review of the Company’s risk oversight process, and make recommendations to the Board as the Committee deems appropriate. The NCG Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under the heading “Corporate Governance.”

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2013, Fiscal 2012 and Fiscal 2011 for the following individuals (each a “named executive officer” as of September 30, 2013):

•	Philip A. Falcone, the Chairman of our Board and our Chief Executive Officer;

•	Omar M. Asali, a Director and our President;

•	Thomas A. Williams, our Executive Vice President and Chief Financial Officer;

•	David M. Maura, a Director and our Managing Director and Executive Vice President of Investments; and

•	Michael Sena, our Vice President and Chief Accounting Officer, effective as of November 19, 2012.

Executive Summary

Fiscal 2013 Business Highlights

•	Closed on a transaction with EXCO to create an oil and gas joint venture (the “EXCO/HGI JV”) to operate certain of EXCO’s producing U.S. conventional oil and natural gas assets in the Permian Basin and the Cotton Valley of East Texas and North Louisiana; and subsequently, closed a tuck-in acquisition at EXCO/HGI JV to purchase shallow Cotton Valley assets from an affiliate of BG Group;

•	Completed Spectrum Brands’ acquisition of Stanley Black & Decker, Inc.’s Hardware & Home Improvement Group, including the acquisition of the Taiwanese residential lockset business, Tong Lung Metal Industry.

•	Refinanced $500.0 million of HGI’s 10.625% senior secured notes on more favorable terms, and further increased financial flexibility through the issuance of an aggregate $925.0 million of HGI’s 7.875% senior secured notes; and

•	Purchased $12.3 million of our common stock in the fourth quarter pursuant to a $50.0 million share repurchase program.

Fiscal 2013 Results Highlights

•	Our total revenues for Fiscal 2013 increased to $5,543.4 million, or 23.7%, from $4,480.7 million in Fiscal 2012, driven by strong growth across all operating segments.

•	Our consolidated operating income increased 80.1% to $737.4 million in Fiscal 2013 from $409.5 million in Fiscal 2012;

•	We received dividends of approximately $127.1 million from our subsidiaries, including $93.0 million from FGL, $22.8 million from Spectrum Brands, $7.5 million from the EXCO/HGI JV, and $3.8 million from Salus Capital Partners, LLC. In addition, at the close of the EXCO/HGI JV transaction, HGI received a $22.7 million benefit, in the form of a purchase price reduction;

•	Our consumer products segment’s operating profit for Fiscal 2013 increased $49.4 million, or 16.4%, to $351.2 million from $301.8 million for Fiscal 2012;

•	Our insurance segment’s operating profit for Fiscal 2013 increased by $363.0 million to $522.9 million from $159.9 million for Fiscal 2012 (our Insurance segment’s adjusted operating income increased by $163.5 million, or 282.4%, to $221.4 million);

•	Our financial services segment reported operating profit of $10.4 million for Fiscal 2013, compared to $2.5 million earned during Fiscal 2012, an increase of $7.9 million;

•	Our energy segment reported revenues of $90.2 million and an operating loss of $45.2 million primarily as a result of a non cash impairment charge of $54.3 million of oil and natural gas properties; and

•	We ended Fiscal 2013 with corporate cash and short-term investments of approximately $301.2 million (primarily held at HGI and our wholly-owned subsidiary, HGI Funding LLC), which can be used to support our business strategy and grow of our existing businesses.

The foregoing is a highlight summary of certain of HGI’s performance measures. For a more complete understanding and evaluation of the business of the Company and its subsidiaries, you are encouraged to read the Company’s other reports filed with the SEC.

Summary of Sound Governance Features of our Compensation Programs

Our compensation programs, practices, and policies are reviewed and re-evaluated periodically, and are subject to change from time to time. Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. Listed below are some of the Company’s more significant practices and policies that were in effect during Fiscal 2013, which were adopted to drive performance and to align our executives’ interests with those of our stockholders.

What We Did For Fiscal 2013

•	Pay for Performance Philosophy: Our executive compensation programs are designed to pay for performance, with a significant portion of executive compensation not guaranteed. Target compensation is established for our executive officers at the beginning of the performance period by our Compensation Committee. Our named executive officers (excluding Mr. Falcone, who, other than minor perquisites discussed in “Compensation and Benefits – Summary Compensation Table” herein, did not receive compensation from the Company for his services in Fiscal 2013) had an opportunity to earn actual compensation that varied from target, based on achievement against pre-established performance targets. Variable compensation rewards performance and contribution to both short-term and long-term corporate financial performance. For Fiscal 2013, variable pay represented 97.6%, 93.7%, 97.5% and 80.0% of total compensation for Messrs. Asali, Williams, Maura and Sena, respectively, each of whom participated in our Fiscal 2013 bonus program.

•	Independent Executive Compensation Consultants: The Compensation Committee works with Mercer, Inc. (“Mercer”), Inc. and Hodak Value Advisors (“Hodak”), two independent executive compensation consultant firms, and separate outside counsel, Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”).

•	Mitigation of Undue Risk: Our compensation plans have provisions to mitigate undue risk, including bonus plan mechanisms that defer significant portions of awards, partially subject to forfeiture (see “Clawback Policy” and “Malus Provision” below), and relate future target performance to past performance in a manner that closely ties awards to sustainable performance over time.

•	Postemployment Restrictive Covenants: Our employment agreements provide for post employment non-competition, non-solicitation and non-disparagement provisions.

•	Clawback Policy: Our equity awards allow the Company to recover payouts in the event that recoupment is required by applicable law (including pursuant to Sarbanes-Oxley and the Dodd-Frank

•	Wall Street Reform and Consumer Protection Act) or a participant receives for any reason any amount in excess of what should have been received (including, without limitation, by reason of a financial restatement, mistake in calculations or other administrative error).

•	Malus Provision: Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool, with cash deferrals subject to reduction if the Company does not meet certain specified performance criteria in subsequent years.

•	Negative Discretion: Our Compensation Committee reserves the right to exercise negative discretion to reduce awards under the annual bonus plan. For Fiscal 2013, the Chief Executive Officer recommended the use of negative discretion to reduce the corporate bonus pool by $24.268 million to $60.663 million. The Compensation Committee reviewed and accepted the Chief Executive Officer’s recommendations.

•	Award Caps: Amounts that can be earned by any individual under the annual bonus program are capped at $20 million per year (“Award Cap”).

•	Equity Retention: Our Board adopted an equity retention policy during Fiscal 2013 for senior management, requiring each member of senior management to retain ownership of at least 25% of his or her covered shares, net of taxes and transaction costs, until the earlier of (i) the date of such senior management member’s termination of employment with the Company or (ii) the date such person is no longer a member of senior management.

What We Did Not Do for Fiscal 2013

•	No 280G or Section 409A Excise Tax Gross-Ups: We do not provide “gross-ups” for any taxes imposed with respect to Section 280G (change of control) or Section 409A (nonqualified deferred compensation) of the Internal Revenue Code.

•	No Pensions or Supplemental Pensions: Our named executive officers are not provided with pension or supplemental executive retirement plans.

•	No Change in Control Enhanced Payments or Single Trigger Equity Acceleration: In Fiscal 2013, we did not provide “single-trigger” equity vesting or enhanced payments upon a change of control of the Company.

•	No Repricing of Underwater Stock Options without Stockholder Approval: We do not lower the exercise price of any outstanding stock options, unless stockholders approve this.

•	No Discounted Stock Options: The exercise price of our stock options is not less than 100% of the fair market value of our common stock on the date of grant.

•	No Unauthorized Hedging or Pledging: The Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our common stock and (ii) pledging our common stock, after the date the policy was adopted, unless first pre-approved by the Company’s legal department.

Compensation Philosophy and General Objectives

Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. We grant target levels of compensation that are designed to attract and retain employees who are able to meaningfully contribute to our success. Our Compensation Committee considers several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regards to each executive relative to their importance to the Company. In reviewing market data, our Compensation Committee has reviewed the total compensation for each executive officer relative to executives in the same or similar positions in an appropriate market comparison group, which includes seventeen business development or private equity companies, adjusting the total compensation observed at these peers for their size relative to the Company. The seventeen companies are American Capital, Ltd., Apollo Global Mgmt., Blackstone Group LP, Capital Southwest Corp, Carlyle Group, Compass Diversified Holdings, Harris & Harris Group, Hercules Tech Growth Cap, Icahn Enterprises, KKR, Kohlberg Capital Corp, Leucadia National Corp, Loews Corp, Main Street Capital Corp, MCG Capital Corp, Safeguard Scientifics Inc., and Triangle Capital Corp. While median, size-adjusted total compensation is initially presumed to be competitive market pay, the Compensation Committee does not attempt to target a specific percentile within a peer group or otherwise rely exclusively on that data to determine named executive officer compensation. The Compensation Committee does not use market data to target specific components of total compensation, such as salary or bonuses, and instead determines the target total level of compensation necessary to be competitive for each executive in the relevant market for that executive’s talent.

The Company’s mix of fixed versus variable compensation, within the target total level of pay, is driven by the Company’s emphasis on pay for performance. The Company uses variable compensation, including performance-based equity grants, as well as management’s accumulated equity holdings, both vested and unvested, to enhance alignment of our named executive officers’ and stockholders’ interests.

Components of Executive Compensation

Our compensation program has four basic elements: salary, initial equity grants, incentive compensation, and other benefits. Salary and benefits are designed to aid in the retention of our employees. Initial equity grants are generally, though not necessarily, awarded upon hiring or promotion, and may consist of restricted stock or stock options with a vesting period. Incentive compensation generally consists of bonuses for individual and company performance, and may be awarded as cash or equity. Equity awards will typically be vested over a period of years to enhance both retention and alignment of interests.

We believe that the various components of our executive compensation program are effective in attracting and retaining our employees and providing a strong alignment of their interests with those of our stockholders. Although each element of compensation described below is considered separately, our Compensation Committee makes its determinations regarding each individual component of the compensation program in the context of the aggregate effect on total compensation for each named executive officer.

During Fiscal 2013, other than minor perquisites discussed in “Compensation and Benefits – Summary Compensation Table” herein, Mr. Falcone did not receive compensation from the Company for his services. The Compensation Committee is currently considering entering into an employment agreement with Mr. Falcone and providing him with compensation. While the Compensation Committee is discussing potential arrangements with Mr. Falcone, there can be no assurances on the outcome of such discussions.

The principal elements of compensation for our named executive officers in Fiscal 2013, other than Mr. Falcone, were:

•	base salary;

•	variable compensation potential consisting of cash and equity payouts; and

•	limited benefits.

In addition, Mr. Sena was granted an initial long-term equity grant consisting of a stock option and restricted stock award.

How We Determine Each Element of Compensation

Role of Our Compensation Committee and Compensation Consultants

Our Compensation Committee is responsible for our executive compensation program design and administration, including a regular review of our compensation programs and evaluation of management performance and awards consistent with our bonus plan. In approving the compensation program and awards for Fiscal 2013, our Compensation Committee considered a number of factors including, but not limited to, the responsibilities of the position, the executives’ experience and contributions, the competitive marketplace for executive talent, and corporate performance.

Since July 2011 and through the date of this report, our Compensation Committee has been advised by independent compensation consultants, Hodak, a consulting and research firm specializing in designing and implementing performance measures and management incentives, and Mercer, a global leader for human resources, in its review of the Company’s compensation elements, levels of pay and potential programs for short and long term compensation and by separate outside legal counsel, Wilmer Hale. Throughout Fiscal 2013, Mercer, Hodak and WilmerHale worked with our Compensation Committee on the Company’s compensation program, including target levels of compensation for current and new employees, bonus plans or equity awards, and other compensation policies affecting executive officers and directors. Our Compensation Committee met 15 times during Fiscal 2013.

In light of new SEC rules and new NYSE Rules, our Compensation Committee considered the independence of each of our compensation consultants, Hodak and Mercer, including assessment of the following factors: (i) other services provided to the Company by the consultant; (ii) fees paid as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee; (v) any Company stock owned by the individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflict of interest exists that would prevent our consultants from independently representing our Compensation Committee.

Base Salary

The base salary of our named executive officers is intended to provide a level of fixed compensation that contributes to the attraction or retention of our executive officers. For Fiscal 2013, our Compensation Committee determined that, at $500,000 per year for each of Messrs. Asali, Williams and Maura and $250,000 per year for Mr. Sena, the salaries represented an appropriate level of fixed compensation relative to each such named executive officer’s respective target total compensation, which varies by position in accordance with each such executive officer’s job responsibilities and contributions to our Company.

During Fiscal 2012, the Company entered into an employment agreement with each of Messrs. Asali, Williams and Maura, and during Fiscal 2013 the Company entered into an employment agreement with Mr. Sena. These employment agreements provide for a fixed base salary and other compensation and were negotiated in connection with Messrs. Asali, Williams, Maura and Sena joining the Company and were approved by our Compensation Committee.

Annual Bonus Plan

Messrs. Asali, Williams, Maura and Sena participated in the bonus plan for Fiscal 2013 (the “2013 Bonus Plan”) along with other key employees of the Company. The 2013 Bonus Plan is designed to (i) offer target variable compensation that provide competitive levels of total pay to executives if they achieve target results and (ii) reward and encourage value creation by executives. It provides for annual bonuses comprised of two components. The first component is an individual bonus (the “individual bonus”) based on the achievement of personal performance goals. The second component is a corporate bonus (the “corporate bonus”) based on the achievement of corporate performance measured in terms of the change in the Company’s “Net Asset Value” (as defined below) from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year end (“NAV Return”), in excess of a threshold NAV Return, which for Fiscal 2013 was set at $96.6 million (the “Fiscal 2013 Threshold NAV Return”), representing a 7% increase in the Compensation Committee’s approved Net Asset Value per share at the beginning of Fiscal 2013. Please see the discussion below for additional details for the calculation of the NAV Return.

NAV Return is believed to be a good proxy for creation of value for the Company and its stockholders because it encourages, among other things, the generation of cash flow by the Company’s subsidiaries and transactions resulting in appreciation of the assets of the Company and its subsidiaries. Corporate bonuses are awarded annually with a portion immediately vested and a portion subject to vesting over a number of years. A portion of the unvested amounts are subject to forfeiture if the NAV Return thresholds are not satisfied in the following years. Our Compensation Committee believes that paying a corporate bonus consistently based on NAV Return, subject to vesting over a number of years, encourages a long-term focus on value creation for the benefit of our stockholders. If in Fiscal 2013, the Company had not produced a NAV Return greater than $96.6 million, no corporate bonuses would have been earned.

For Fiscal 2013, NAV Return was based on the amount calculated as the product of (i) the percentage increase in the Net Asset Value per share of the Company from the beginning of Fiscal 2013 to the end of Fiscal 2013 multiplied by (ii) the Net Asset Value at the beginning of Fiscal 2013. The 2013 Bonus Plan provides that 12% of the excess, if any, of the NAV Return for Fiscal 2013 over the Fiscal 2013 Threshold NAV Return is to be allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees. This amount was then reduced (as discussed in greater detail below) by our Compensation Committee pursuant to its exercise of its negative discretion.

For the purpose of the foregoing calculation, the Company’s “Net Asset Value” is generally calculated by (i) starting with the value of the Company’s “Net Asset Value,” as such term is defined in the Company’s Certificate of Designation of Series A Participating Convertible Preferred Stock of the Company dated as of May 12, 2011 (the “Preferred Stock Certificate”), (ii) then subtracting from such amount the Company’s deferred tax liabilities, (iii) then adding to such amount the Company’s capital contributions to fund start-up businesses, which is subject to a $20 million cap, (iv) then adding to such amount the Company’s deferred financing costs, (v) then adding to such amount the value of the Company’s assets that have not been appraised, which is subject to a $50 million cap, (vi) then eliminating the effect of any increase in legacy liabilities associated with our predecessor entity, Zapata Corporation and its subsidiaries, (vii) then adding to such amount expenses incurred in connection with completing any acquisitions by the Company within the past twelve months, and (viii) excluding any accretion on preferred stock (calculated in the manner contained in the Preferred Stock Certificate). The Company then makes adjustments to eliminate the effects of any conversion of preferred stock into common stock.

Our Company achieved a NAV Return of $804,360,494 during Fiscal 2013. Accordingly, pursuant to the 2013 Bonus Plan, 12% of the portion of the Fiscal 2013 NAV Return that is in excess of $96.6 million, or $84.931 million, was allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees. The overall bonus pool was preliminarily divided among all plan participants based on their individual target bonuses as a proportion to the sum of target bonuses. Our Chief Executive Officer, who did not participate in the 2013 bonus plan, then made recommendations to our Compensation Committee with regard to the overall bonus pool and the allocation of awards to all plan participants relative to their respective contributions. For Fiscal 2013, our Chief Executive Officer recommended the use of negative discretion to reduce the corporate bonus pool by $24.268 million to $60.663 million. Our Compensation Committee reviewed and accepted our Chief Executive Officer’s recommendations. There were no adjustments to the corporate bonus award for any named executive officer in Fiscal 2013, except for Mr. Asali, whose total bonus award for Fiscal 2013 was limited to $20 million by the Award Cap.

Pursuant to the 2013 Bonus Plan, awards are paid out in a mix of cash (40%) and equity (60%). The 2013 Bonus Plan was designed such that all awards for Fiscal 2013 greater than two times the target bonus for each plan participant are deferred to subsequent years, in each case, in the proportions as set forth in the charts below. Deferred cash payments may be reduced in subsequent years, if the NAV Return in such years is below a threshold return.

The corporate bonus earned is distributed to participants as follows:

Up to two times the target corporate bonus pool could be paid out in Fiscal 2013 in the following proportion:	Amounts in excess of two times the corporate bonus pool could be paid out in the following proportion:

[1]. Cash

[2]. Fully Vested Stock

[3]. Restricted stock (subject to continued employment) vests on the first anniversary of the grant date.

[4]. Fully vested stock options.

[5]. Stock options (subject to continued employment) vest on the first anniversary of the grant.

[1]. Cash paid on the first anniversary of the original payment date.

[2]. Cash paid on the second anniversary of the original payment date.

[3]. Restricted stock (subject to continued employment) vests in substantially equal installments on the second and third anniversaries of the grant date.

[4]. Stock options (subject to continued employment) vest in substantially equal installments on the second and third anniversaries of the grant date.

As stated above, for Fiscal 2013 a portion of the annual bonus (namely, the individual bonus), was based on individual performance achievement against certain pre-established goals. For Messrs. Asali and Maura, for Fiscal 2013 85% of their target annual bonus was the corporate bonus (based on NAV Return) and 15% was the individual bonus based on performance of individual goals. For Mr. Williams, for Fiscal 2013 60% of his target annual bonus consisted of a corporate bonus and 40% was an individual bonus. For Mr. Sena, for Fiscal 2013 50% of his target annual bonus consisted of a corporate bonus and 50% was an individual bonus. The performance goals for the individual bonus were determined by our Compensation Committee on an individual basis. Participants earned between 0 and 200% of their individual target bonus based on achievement of the individual performance goals, and the individual bonuses could be earned even if NAV Return during Fiscal 2013 did not exceed the Fiscal 2013 Threshold NAV Return. Each of the named executive officers earned 200% of their individual target bonuses based on achievement of their individual performance goals during Fiscal 2013.

For Fiscal 2013, our Compensation Committee established only objective performance goals for Mr. Asali’s individual bonus, which were (i) receipt of $100 million of dividends by the Company from its subsidiaries, (ii) the Company raising capital to replace the $500 million of senior debt and (iii) the improvement of the

Company’s credit rating by at least one major credit rating agency. For Fiscal 2013, Mr. Asali’s total target bonus was $2.5 million. Our Compensation Committee determined that Mr. Asali achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2013, our Compensation Committee awarded Mr. Asali an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2013 – Equity Grants Pursuant to the 2013 Bonus Plan” for details regarding the amount of Mr. Asali’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

For Fiscal 2013, our Compensation Committee established only objective performance goals for Mr. Williams’ individual bonus, which were (i) receipt of $100 million of dividends by the Company from its subsidiaries, (ii) the Company raising capital to replace the $500 million of senior debt, (iii) the improvement of the Company’s credit rating by at least one major credit rating agency, (iv) the Company’s compliance with all existing or new debt covenants and (v) timely and accurate completion of all external financial reporting by the Company. For Fiscal 2013, Mr. Williams’s total target bonus was $1 million. Our Compensation Committee determined that Mr. Williams achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2013, our Compensation Committee awarded Mr. Williams an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2013 – Equity Grants Pursuant to the 2013 Bonus Plan” for details regarding the amount of Mr. Williams’ individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

For Fiscal 2013, our Compensation Committee established only objective performance goals for Mr. Maura’s individual bonus, which were (i) Spectrum Brands’ achievement of $495 million of adjusted EBITDA (as defined below), (ii) Spectrum Brands’ achievement of $210 million of adjusted free cash flow and (iii) receipt of $30 million of dividends by the Company from Spectrum Brands. For the purposes of Mr. Maura’s performance measure, “adjusted EBITDA” was defined as reported operating income plus certain defined add-backs for depreciation, amortization, acquisition, integration and restructuring related charges. For Fiscal 2013, Mr. Maura’s total target bonus was $2 million. Our Compensation Committee determined that Mr. Maura achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2013, our Compensation Committee awarded Mr. Maura an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2013 – Equity Grants Pursuant to the 2013 Bonus Plan” for details regarding the amount of Mr. Maura’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

For Fiscal 2013, our Compensation Committee established both objective and subjective performance goals for Mr. Sena’s individual bonus, which were (i) preparing debt and equity offering memorandums and debt and equity registrations as directed by the Company’s Chief Financial Officer (ii) timely and successful completion of all external auditor reviews and audits of the Company, and (iii) timely and accurate completion of all financial reporting by the Company. For Fiscal 2013, Mr. Sena’s total target bonus was $200,000. Our Compensation Committee determined that Mr. Sena achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2013, our Compensation Committee awarded Mr. Sena an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Significant Events after Fiscal 2013 – Equity Grants Pursuant to the 2013 Bonus Plan” for details regarding the amount of Mr. Sena’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

The maximum bonus payment to any individual under our Bonus Plan with respect to any year is subject to the $20 million Award Cap. For Fiscal 2013, this cap limited the total bonus awarded to Mr. Asali in contrast to the amount he would have otherwise earned for Fiscal 2013.

Cash amounts payable pursuant to the 2013 Bonus Plan are included in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal 2013 (although no amounts are actually payable until after the end of Fiscal 2013). However, in the case of equity awards, the SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. The equity awards that were earned by our named executive officers pursuant to the 2013 Bonus Plan in respect of Fiscal 2013 performance were granted on November 29, 2013 and December 2, 2013. As these equity awards will be granted after the end of Fiscal 2013, they are not included in the Summary Compensation Table and Grants of Plan-Based Awards Table in this report, but in accordance with SEC rules will be included in next year’s table for our named executive officers in Fiscal 2014. Notwithstanding the foregoing, we do disclose these awards in this report under “Significant Events after Fiscal 2013 – Equity Grants Pursuant to the 2013 Bonus Plan.”

Initial Long Term Equity Grant

Our practice is to grant service-based equity to named executive officers when our Compensation Committee or Board determines that it would be to the advantage and in the best interests of the Company and its stockholders to grant such equity as an inducement to enter into or remain in the employ of the Company and as an incentive for increased efforts during such employment.

In Fiscal 2013, in accordance with the execution of his employment agreement, Mr. Sena received a one-time initial grant of shares of restricted stock and nonqualified stock options, pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). The number of equity awards granted was determined pursuant to his employment agreement. On November 19, 2012, Mr. Sena was granted 10,000 shares of restricted stock and nonqualified stock options to purchase 30,000 shares of our common stock. Subject to his continued employment, Mr. Sena’s restricted stock will vest on November 19, 2015 and his option awards will vest 25% per year on the first, second, third and fourth anniversaries of November 19, 2012.

Benefits

During Fiscal 2013, we provided our named executive officers with standard medical, dental, vision, disability and life insurance benefits available to employees generally.

We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Our named executive officers are eligible to participate in a flexible perquisite account under our FlexNet Program, which permits them to be reimbursed for certain eligible personal expenses, up to a per year cap of $50,000 for Messrs. Asali, Williams and Maura and $10,000 for Mr. Sena. Eligible expenses include, but are not limited to, reimbursement for tax preparation, legal services, education programs, health and wellness programs, technology and personal computers, wills and estate planning services and transportation services. Participants are responsible for payment of taxes on FlexNet payments. Reimbursements, at participants’ elections, can be net of taxes and/or include an estimated tax payment, subject to the annual maximum reimbursement cap. The perquisites provided to the named executive officers are quantified in the Summary Compensation Table below.

We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2013 we made discretionary matching contributions of up to 5% of eligible compensation.

Risk Review

Our Compensation Committee has reviewed, analyzed and discussed the incentives created by our executive compensation program. Our Compensation Committee does not believe that any aspect of our executive compensation encourages the named executive officers to take unnecessary or excessive risks.

Our compensation program has provisions to mitigate undue risk, including bonus plan mechanisms that defer significant portions of awards, which are partially subject to forfeiture if the performance that merited the award is not sustained. Furthermore, a significant portion of the deferred awards consist of unvested equity, and the vested portion is subject to the Company’s stock ownership guidelines. We believe that the additional alignment created by this exposure to the Company’s stock price serves to moderate an appetite for undue risk. We also relate future target performance to past actual performance in a manner that closely ties awards to performance over multiple years, which we believe reduces the incentive for short-term decisions or actions that increase current performance at the expense of future growth.

Compensation in Connection with Termination of Employment and Change-In-Control

In determining our employees’ compensation packages, our Compensation Committee recognizes that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally have been designed to achieve our goal of attracting highly qualified executive talent. Messrs. Asali, Williams, Maura and Sena have employment agreements which provide for termination compensation in the form of payment of bonuses and salary and benefit continuation ranging from six to twelve months following involuntary termination of employment. During Fiscal 2013, our compensation programs did not provide for any “golden parachute” tax gross-ups to any named executive officer. During Fiscal 2013, we also did not provide any “single-trigger” payments due to the occurrence of a change of control to any of our named executive officers.

You can find additional information regarding our practices in providing compensation in connection with termination of employment to our named executive officers under the heading “Payments Upon Termination and Change of Control” below.

Impact of Tax Considerations

With respect to taxes, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m). One of the factors that we may consider in structuring the compensation for our named executive officers is the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor. Our Compensation Committee may approve non-deductible compensation arrangements after taking into account several factors, including our ability to utilize deductions based on projected taxable income, and specifically reserves the right to do so.

Advisory Vote on Executive Compensation

Our Compensation Committee and our Board considered the results of our stockholder vote regarding the non-binding resolution on executive compensation presented at the 2011 Annual Meeting, where 97.31% of votes cast approved the compensation program described in the Company’s proxy statement for the 2011 Annual Meeting. Our Compensation Committee and our Board have continued to maintain a generally similar compensation philosophy but have implemented new compensation plans, including annual bonus plans, commensurate with the expansion of our roster of executives since the 2011 Annual Meeting.

At the 2011 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our named executive officers every three years. Our Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our upcoming 2014 Annual Meeting.

Other Events during Fiscal 2013

The Company entered into an employment agreement with Mr. Kuritzkes as its Executive Vice President and General Counsel, effective as of June 17, 2013. On October 1, 2014 and on each anniversary thereafter Mr. Kuritzkes’ employment agreement automatically renews for a one year period, unless either party gives the other written notice of termination at least 90 days prior to the end of the then current term of the employment agreement. Mr. Kuritzkes’ annual base salary is $500,000. Mr. Kuritzkes’ agreement provided that Mr. Kuritzkes was to be awarded an initial equity grant of 25,000 shares of restricted stock and nonqualified stock options to purchase 50,000 shares of the Company’s Common Stock. As of the date hereof, the Company has awarded such equity to Mr. Kuritzkes. The restricted stock will vest and the restrictions will lapse on the third anniversary of June 17, 2013 and the option awards will vest in equal installments on each of the first four anniversaries of June 17, 2013. Mr. Kuritzkes was eligible for an annual bonus in Fiscal 2013.

If during the term of his employment agreement, the Company terminates Mr. Kuritzkes’ employment without “Cause” or if Mr. Kuritzkes resigns his employment for “Good Reason” (each as defined in his employment agreement), then, subject to receiving a signed separation agreement and general release of claims from Mr. Kuritzkes, the Company shall pay or provide Mr. Kuritzkes with (i) severance equal to twelve (12) months base salary in continuing installments, (ii) the initial equity grant shall vest on a pro-rata basis based on the length of time elapsed (calculated as if Mr. Kuritzkes worked through the end of the then current term), (iii) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, (iv) payment of 50% of the unpaid deferred cash portion, if any, and vesting of 50% of the unvested equity portion, if any, of annual bonuses awarded for years prior to the year of termination, (v) eligibility for an annual bonus for the year of termination determined in accordance with the employment agreement, provided that (A) the cash portion of such bonus shall be paid and the equity portion of such bonus shall be granted on the same terms and at the same time as such grants are made to other senior executives of the Company, (B) the executive shall only be entitled to 50% of any deferred cash component of such annual bonus with such payment to be made within 74 days following the end of the Company’s fiscal year and (C) only 50% of the equity portion of such annual bonus will be granted and such equity grant will be fully vested on the date of grant, and (vi) continued medical and dental benefits for a 12 month period, subject to the executive’s payment for the cost of such benefits as if he had remained an active employee. In addition, the Company shall pay the executive any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.

Pursuant to his employment agreement, Mr. Kuritzkes will also be subject to certain non-solicitation restrictions ranging from twelve (12) to eighteen (18) months post termination of employment, as well as perpetual confidentiality provisions. Mr. Kuritzkes will also be subject to a perpetual non-disparagement covenant and subject to Mr. Kuritzkes signing a release of claims, the non-disparagement covenant will be mutual.

Mr. Kuritzkes’ employment agreement was approved by our Board following its approval and recommendation by our Compensation Committee, who were advised by the Company’s compensation consultants. We may enter into other compensation arrangements (such as salary, bonus and retention arrangements, if any) with existing and future officers and employees depending on the circumstances and relevant factors.

Significant Events after Fiscal 2013

This section will provide you with a brief review of certain significant events that have occurred since the end of Fiscal 2013. This section, however, is not a summary of all of the compensation decisions made with respect to our named executive officers for Fiscal 2014, which will be summarized in next year’s report.

As discussed above in the section titled “Annual Bonus Plan,” the equity awards that were earned by our named executive officers pursuant to the 2013 Bonus Plan in respect of Fiscal 2013 performance were granted on November 29, 2013 and December 2, 2013. They are set forth below. In accordance with SEC rules, these equity awards will be included in next year’s Summary Compensation Table and Grants of Plan-Based Awards Table for our named executive officers in Fiscal 2014.

In November 2013, Mr. Asali was granted $1,275,000, in the form of 127,373 fully vested shares of our common stock. In December 2013, Mr. Asali was granted (i) $8,925,000, in the form of 891,608 shares of restricted stock which vest as follows: 127,373 on November 29, 2014, 382,118 on November 29, 2015, and 382,117 on November 29, 2016 and (ii)$1,800,000, in the form of nonqualified stock options to purchase 409,091 shares of our common stock which vest as follows: 51,136 were vested on the date of grant, 51,136 on November 29, 2014, 153,409 on November 29, 2015 and 153,410 on November 29, 2016.

In November 2013, Mr. Williams was granted $510,000, in the form of 50,949 fully vested shares of our common stock, In December 2013, Mr. Williams was granted (i) $3,290,000, in the form of 328,621 shares of restricted stock which vest as follows: 50,949 on November 29, 2014, 138,836 on November 29, 2015, and 138,836 on November 29, 2016 and (ii) $670,000, in the form of nonqualified stock options to purchase 152,386 shares of our common stock which vest as follows: 20,455 were vested on the date of grant, 20,455 on November 29, 2014, 55,738 on November 29, 2015 and 55,738 on November 29, 2016.

In November 2013, Mr. Maura was granted $1,020,000, in the form of 101,898 fully vested shares of our common stock. In December 2013, Mr. Maura was granted (i) $8,898,000, in the form of 888,891 shares of restricted stock which vest as follows: 101,898 on November 29, 2014, 393,497 on November 29, 2015, and 393,496 on November 29, 2016 and (ii) $1,750,000, in the form of nonqualified stock options to purchase 397,773 shares of our common stock which vest as follows: 40,909 were vested on the date of grant, 40,909 on November 29, 2014, 157,977 on November 29, 2015 and 157,978 on November 29, 2016.

In November 2013, Mr. Sena was granted $102,000, in the form of 10,190 fully vested shares of our common stock. In December 2013, Mr. Sena was granted (i) $408,000, in the form of 40,759 shares of restricted stock which vest as follows: 10,190 on November 29, 2014, 15,285 on November 29, 2015, and 15,284 on November 29, 2016 and (ii)$90,000, in the form of nonqualified stock options to purchase 20,455 shares of our common stock which vest as follows: 4,091 were vested on the date of grant, 4,091 on November 29, 2014, 6,136 on November 29, 2015 and 6,137 on November 29, 2016.

During Fiscal 2013, other than minor perquisites discussed in “Compensation and Benefits – Summary Compensation Table” herein, Mr. Falcone did not receive compensation from the Company for his services. The Compensation Committee is currently considering entering into an employment agreement with Mr. Falcone and providing him with compensation. While the Compensation Committee is discussing potential arrangements with Mr. Falcone, there can be no assurances on the outcome of such discussions.

The Compensation Committee regularly reviews the compensation and employment agreements of our named executive officers and may enter into amended or new employment agreements with our named executive officers, to the extent it determines that modifications are necessary or desirable.

COMPENSATION AND BENEFITS

Summary Compensation Table

The following table discloses compensation for Fiscal 2013, Fiscal 2012 and Fiscal 2011 received by Messrs. Falcone, Asali, Williams, Maura, and Sena, each of whom was a “named executive officer” during Fiscal 2013. As disclosed in greater detail elsewhere in this report, Mr. Sena became our Chief Accounting Officer as of November 19, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(5)		Option Awards ($)(5)		Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total ($)
Philip A. Falcone, Chairman of the Board and Chief Executive Officer(1)	2013	—	—		—		—		—	50,000	50,000
	2012	—	—		—		—		—	—	—
	2011	—	—		—		—		—	—	—

Omar M. Asali, Director and President(2)	2013	500,000	—		10,055,560	(6)	1,934,395	(6)	8,000,000	49,940	20,539,895
	2012	500,000	—		1,701,000		1,735,000		7,934,000	—	11,870,000
	2011	—	—		—		—		—	—	—

Thomas A. Williams, Executive Vice President and Chief Financial Officer(3)	2013	500,000	—		1,835,004	(6)	351,865	(6)	2,980,000	60,000	5,726,869
	2012	278,846	—		240,500		233,786		1,448,000	6,423	2,207,555
	2011	—	—		—		—		—	—	—

David M. Maura, Executive Vice President and Managing Director(4)	2013	500,000	—		8,044,448	(6)	1,547,516	(6)	7,778,000	50,000	17,919,964
	2012	500,000	—		1,215,000		1,231,850		6,346,000	—	9,292,850
	2011	—	—		—		—		—	—	—

Michael Sena, Chief Accounting Officer(9)	2013	211,538	100,000	(10)	83,300		108,123		400,000	19,003	921,964
	2012	—	—		—		—		—	—	—
	2011	—	—		—		—		—	—	—

(1)	During Fiscal 2011 through the end of Fiscal 2013, Mr. Falcone did not receive any compensation for his services to the Company other than $50,000 in Fiscal 2013 as further set forth in footnote 8 below.
(2)	During Fiscal 2011, Mr. Asali did not receive any compensation for his services to the Company, due to his employment at Harbinger Capital and the interim nature of his employment with the Company.
(3)	Mr. Williams’ Fiscal 2012 base salary represents the amount he earned from March 5, 2012 (the effective date of employment) to September 30, 2012.
(4)	Excludes the grant of 100,000 Spectrum Brands shares to Mr. Maura on July 25, 2012 as authorized and approved by a subcommittee comprised solely of independent directors of the compensation committee of Spectrum Brands in recognition of Mr. Maura’s exceptional service to Spectrum Brands.
(5)	All stock and option awards were granted under the 2011 Plan. These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 22 to Consolidated Financial Statements included in the Original 10-K.
(6)	As discussed in greater detail below, equity awards granted after the end of our Fiscal 2013 pursuant to the 2013 Bonus Plan are not presented in this table and will appear in next year’s table. The equity awards presented in this table were granted in November 2012 pursuant to the bonus plan for Fiscal 2012 (the “2012 Bonus Plan”). The equity awards made pursuant to the 2012 Bonus Plan were not included in the Summary Compensation Table or Grants of Plan-Based Awards Table in our report for Fiscal 2012 because such awards were not granted until after the end of our Fiscal 2012. These awards were disclosed, however, in the Compensation Discussion and Analysis in our report for Fiscal 2012. Pursuant to the 2012 Bonus Plan, the following grants were made on November 29, 2012: (A) Mr. Asali was granted (i) $1,267,563, in the form of 148,775 fully vested shares of our common stock, (ii) $8,787,997, in the form of 1,031,455 shares of restricted stock which vests as follows: 148,775 on November 29, 2013, 441,340 on November 29, 2014, and 441,340 on November 29, 2015 and (iii) $1,839,364, in the form of nonqualified stock options to purchase 544,900 shares of our common stock which vests as follows: 71,068 were vested on the date of grant, 71,068 on November 29, 2013, 201,382 on November 29, 2014 and 201,382 on November 29, 2015; (B) Mr. Williams was granted (i) $507,025, in the form of 59,510 fully vested shares of our common stock, (ii) $1,327,978, in the form of 155,866 shares of restricted stock which vests as follows: 59,510 on November 29, 2013, 48,178 on November 29, 2014, and 48,178 on November 29, 2015 and (iii) $331,177, in the form of nonqualified stock options to purchase 100,821 shares of our common stock which vests as follows: 28,427 were vested on the date of grant, 28,427 on November 29, 2013, 21,984 on November 29, 2014 and 21,983 on November 29, 2015; and (C) Mr. Maura was granted (i) $1,014,050, in the form of 119,020 fully vested shares of our common stock, (ii) $7,030,397, in the form of 825,164 shares of restricted stock which vests as follows: 119,020 on November 29, 2013, 353,072 on November 29, 2014, and 353,072 on November 29, 2015 and (iii) $1,471,492, in the form of nonqualified stock options to purchase 435,920 shares of our common stock which vests as follows: 56,854 were vested on the date of grant, 56,854 on November 29, 2013, 161,106 on November 29, 2014 and 161,106 on November 29, 2015.
(7)

This column reflects the cash portion of the incentive awards earned by our named executive officers pursuant to the 2013 Bonus Plan with respect to services performed for the Company during Fiscal 2013. As discussed in the section titled “Annual Bonus Plan,” amounts in excess of two times the target corporate bonus pool are deferred to subsequent years, resulting in the deferral from amounts listed in this column of $6,000,000, $2,180,000, $6,178,000 and $240,000 for Messrs. Asali, Williams, Maura and Sena, respectively, to be paid out in equal installments in November 2014 and 2015 respectively, as long as the performance that merited these awards is sustained, subject to the Clawback Policy and Malus Provisions as described in the section titled “Summary of Sound Governance Features of Our Compensation Programs.”
(8)	For Mr. Falcone, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for transportation services during Fiscal 2013. For Mr. Asali, amounts in this column represent the value of his FlexNet cash benefit of $49,940, utilized as $ 42,255 for transportation services, and the remainder was for administrative services. For Mr. Williams, amounts in this column represent the Company’s matching contribution under our 401(k) Plan in the amount of $10,000 and the value of his FlexNet cash benefit of $50,000, utilized for transportation services, technology reimbursement, and health and welfare programs. For Mr. Maura, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for health and welfare programs and travel services. For Mr. Sena, amounts in this column represent the Company’s matching contribution under our 401(k) Plan in the amount of $9,135 and the value of his FlexNet cash benefit of $9,868.
(9)	Mr. Sena’s Fiscal 2013 base salary represents the amount he earned from November 19, 2012 (the effective date of employment) to September 30, 2013.
(10)	Represents a one-time signing bonus of $100,000 which was paid to Mr. Sena during Fiscal 2013.

The SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. The equity awards that were earned by our named executive officers pursuant to the 2013 Bonus Plan in respect of Fiscal 2013 performance were granted on November 29, 2013 and December 2, 2013. As these equity awards were granted after the end of Fiscal 2013, they are not included in the Summary Compensation Table and Grants of Plan-Based Awards Table in this report, but in accordance with SEC rules will be included in next year’s table for our named executive officers. These awards are disclosed in this report under “Significant Events after Fiscal 2013 – Equity Grants Pursuant to the 2013 Bonus Plan.”

Agreements with Named Executive Officers

Employment Agreements with Messrs. Asali, Williams, Maura and Sena

In January, 2012, the Company entered into an employment agreement with each of Messrs. Asali and Maura, effective as of October 1, 2011. The employment agreements have an initial term of one year starting from October 1, 2011. The employment agreements automatically renew unless either party gives the other written notice of termination at least 90 days prior to the end of the then current term of the employment agreement.

Each of Mr. Asali’s and Mr. Maura’s annual base salaries is $500,000. In accordance with their employment agreements, Messrs. Asali and Maura are also eligible for an annual bonus comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the 2013 Bonus Plan). In addition, on February 14, 2012, Messrs. Asali and Maura were granted 350,000 and 250,000 shares of restricted stock, respectively, and nonqualified stock options to purchase 1,000,000 and 710,000 shares of our common stock, respectively. Subject to their continued employment, the restricted stock will vest on October 1, 2014 and the option awards will vest 25% per year on the first, second, third and fourth anniversaries of October 1, 2011.

On February 24, 2012, the Company entered into an employment agreement with Mr. Thomas A. Williams as its Executive Vice President and Chief Financial Officer, effective as of March 5, 2012. Mr. Williams’ employment agreement has an initial term of one year ending on March 5, 2013. Mr. Williams’ employment agreement automatically renewed on March 5, 2013 until October 1, 2013 and on each anniversary thereafter Mr. Williams’ employment agreement automatically renews for a one year period, unless either party gives the other written notice of termination at least 90 days prior to the end of the then current term of the employment agreement. Mr. Williams’ annual base salary is $500,000. In accordance with his employment agreement, Mr. Williams is also eligible for an annual bonus comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the 2013 Bonus Plan). In addition, on May 14, 2012, Mr. Williams was granted 50,000 shares of restricted stock and nonqualified stock options to purchase 140,000 shares of our common stock. Subject to his continued employment, Mr. Williams’ restricted stock will vest on March 5, 2015 and his option awards will vest 25% per year on the first, second, third and fourth anniversaries of March 5, 2012.

On November 1, 2012, the Company entered into an employment agreement with Mr. Sena as its Vice President and Chief Accounting Officer, effective as of November 19, 2012. Mr. Sena’s annual base salary is $250,000. Mr. Sena’s agreement provided for a one-time signing bonus of $100,000 which was paid to Mr. Sena during Fiscal 2013. In accordance with his employment agreement, Mr. Sena was granted initial equity grants of restricted stock and nonqualified stock options, subject to certain vesting requirements, as detailed above in the section titled “Initial Long Term Equity Grant.” In accordance with his employment agreement, Mr. Sena is also eligible for an annual bonus comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the 2013 Bonus Plan).

Pursuant to the terms of their employment agreements, Messrs. Asali, Williams, Maura and Sena are also subject to certain non-competition restrictions for six months following termination of employment and certain non-solicitation restrictions for 18 months following termination of employment, as well as perpetual confidentiality provisions. Such named executive officers are also are subject to a perpetual non-disparagement covenant and, subject to their signing a release of claims, the non-disparagement covenant will be mutual.

Grants of Plan-Based Awards for Fiscal 2013

The following table provides information concerning awards granted in Fiscal 2013 to our named executive officers.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Philip A. Falcone	—	—	—	—	—	—	—	—
Omar M. Asali	11/29/2012 11/29/2012 11/29/2012		2,500,000		148,775 1,031,455	544,900	8.52	1,934,395 1,267,563 8,787,997
Thomas A. Williams	11/29/2012 11/29/2012 11/29/2012		1,000,000		59,510 155,866	100,821	8.52	351,865 507,025 1,327,978
David M. Maura	11/29/2012 11/29/2012 11/29/2012		2,000,000		119,020 825,164	435,920	8.52	1,547,516 1,014,050 7,030,397
Michael Sena	2/2/2013 2/2/2013		200,000		10,000	30,000	8.33	108,123 83,300

(1)	This reflects the target payouts to our named executive officers pursuant to the 2013 Bonus Plan with respect to services performed for the Company during Fiscal 2013. Note that the 2013 Bonus Plan is payable 60% in equity and 40% in cash. In accordance with SEC rules, the equity portion (payable in stock, restricted stock and options) is not reportable in this report’s Grants of Plan Based Award table or Summary Compensation table, but will be reported in next year’s tables for Fiscal 2014. The maximum bonus payment to any individual under the 2013 Bonus Plan with respect to any year is subject to the $20 million Award Cap.
(2)	All restricted stock and option awards made in Fiscal 2013 were granted pursuant to the 2011 Plan.
(3)	This column reflects the aggregate grant date fair value of the option and stock awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Note 22 to Consolidated Financial Statements included in the Original 10-K.

Outstanding Equity Awards as of September 30, 2013

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Philip A. Falcone	—	—		—	—	—	—		—
Omar M. Asali	250,000	750,000	(3)	—	4.86	2/14/2022	350,000	(3)	3,629,500
	71,068	473,832	(4)		8.52	11/29/2022	1,031,455	(4)	10,696,188
Thomas A. Williams	35,000	105,000	(5)	—	4.81	5/14/2022	50,000	(5)	518,500
	28,427	72,394	(6)		8.52	11/29/2022	155,866	(6)	1,616,330
David M. Maura	177,500	532,500	(3)	—	4.86	2/14/2022	250,000	(3)	2,592,500
	56,854	379,066	(7)		8.52	11/29/2022	825,164	(7)	8,556,951
Michael Sena	—	30,000	(8)	—	8.33	2/12/2023	10,000	(8)	103,700

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our common stock) on the date of grant.
(2)	The amounts in this column reflect the fair market value of the unvested restricted stock based on the closing stock price of $10.37 on the last trading day in Fiscal 2013.
(3)	Messrs. Asali’s and Maura’s unvested option awards vest in equal annual installments on the second, third and fourth anniversaries of October 1, 2011, and their restricted stock will vest on October 1, 2014.
(4)	Mr. Asali’s unvested option awards will vest as follows: 71,068 on November 29, 2013, 201,382 on November 29, 2014 and 201,382 on November 29, 2015. Mr. Asali’s restricted stock will vest as follows: 148,775 on November 29, 2013, 441,340 on November 29, 2014, and 441,340 on November 29, 2015.
(5)	Mr. Williams’ unvested option awards vest in equal annual installments on the second, third and fourth anniversaries of March 5, 2012 and his restricted stock will vest on March 5, 2015.
(6)	Mr. Williams’ unvested option awards will vest as follows: 28,427 on November 29, 2013, 21,984 on November 29, 2014 and 21,983 on November 29, 2015. Mr. Williams’ restricted stock will vest as follows: 59,510 on November 29, 2013, 48,178 on November 29, 2014, and 48,178 on November 29, 2015.
(7)	Mr. Maura’s unvested option awards will vest as follows: 56,854 on November 29, 2013, 161,106 on November 29, 2014 and 161,106 on November 29, 2015. Mr. Maura’s restricted stock will vest as follows: 119,020 on November 29, 2013, 353,072 on November 29, 2014, and 353,072 on November 29, 2015.
(8)	Mr. Sena’s option award will vest in equal annual installments on the first, second, third and fourth anniversaries of November 19, 2012 and his restricted stock will vest on November 19, 2015.

Stock Vested in Fiscal 2013

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
Philip A. Falcone	—	—
Omar M. Asali	148,775	1,267,563
Thomas A. Williams	59,510	507,025
David M. Maura	119,020	1,014,050
Michael Sena	—	—

(1)	The stock awards in this column were granted pursuant to the 2012 Bonus Plan and were fully vested on the date of grant.
(2)	The value realized on vesting is based on the stock price of $8.52 on November 29, 2012.

No named executive officer exercised any stock options in Fiscal 2013.

Pension Benefits

For Fiscal 2013, the Company did not maintain any defined benefit pension plan for the benefit of our named executive officers.

Nonqualified Deferred Compensation

Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool. These cash amounts, payable on a deferred basis pursuant to the 2012 Bonus Plan, were previously included as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal 2012, but were not reflected in the Nonqualified Deferred Compensation table for Fiscal 2012 because these amounts were awarded in November 2012, which was after the completion of Fiscal 2012. Similarly, the portion of the cash bonuses earned under the 2013 Bonus Plan but payable on a deferred basis were awarded in November 2013, which was after the completion of Fiscal 2013, and are therefore not included in the table below.

Name	Registrant Contributions in Last Fiscal Year($)	Aggregate Balance at Last Fiscal Year End ($)
Philip A. Falcone	—	—
Omar M. Asali	5,935,000	5,935,000
Thomas A. Williams	648,000	648,000
David M. Maura	4,746,000	4,746,000
Michael Sena	—	—

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

“Good Reason” for each of Messrs. Asali, Williams, and Maura means the occurrence, without an executive’s express written consent, of any of the following events: (A) a material diminution in executive’s authority, duties or responsibilities; (B) a diminution of base salary or (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from his primary residence at the time of such change, except for travel consistent with the terms of the employment agreement; (D) except for Mr. Sena, the Company gives notice that the term of the employment agreement is not to be extended so long as the executive continues to perform his duties for the Company through the end of the term and separates from the Company at the end of the term; or (E) a material breach by the Company of the employment agreement. An executive must give the Company a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within twenty-five (25) days after the executive has knowledge that an event constituting Good Reason has occurred, or is deemed to have occurred and must give the Company thirty (30) days to cure. If not cured, the executive must actually terminate his or her employment within 120 days following the event constituting Good Reason; otherwise, that event will no longer constitute Good Reason (except with respect to (D) above).

Termination Payments Payable to Mr. Sena

If during the term of his employment agreement, the Company terminates Mr. Sena’s employment without “Cause” (as defined in his employment agreement) or if Mr. Sena resigns his employment for “Good Reason” (same definition as in employment agreement for Messrs. Asali, Williams and Maura above), then, subject to receiving a signed separation agreement and general release of claims from Mr. Sena, the Company shall pay or provide Mr. Sena with (i) severance equal to six months base salary in accordance with the terms of the Company’s then current severance plan, (ii) vesting of the initial equity grant on a pro-rata basis based on the length of time elapsed (calculated as if Mr. Sena worked for an additional six months after the date of termination), (iii) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, and (iv) eligibility for a pro-rated annual bonus for the fiscal year of termination, but only to the extent that the bonus is based on his achieving objective goals based entirely on his performance, and he has actually achieved those goals before his termination. In addition, the Company shall pay Mr. Sena any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses. Mr. Sena is not eligible to receive any Corporate Bonus (based on increase in NAV), or any other individual bonus, in the fiscal year of termination unless he remains employed through the last business day of such fiscal year.

Upon a termination of employment due to the executive’s death or “Disability” (as defined in the employment agreements), the Company shall pay or provide such executive with (i) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid and (ii) any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.

Summary of Termination Payments

The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Williams, Maura and Sena if their employment was terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2013.

Name	Salary	Initial Equity Grant (1)	Prior Year Annual Bonus (2)	Annual Bonuses Awarded for Year of Termination (3)	Benefits Continuation(4)	Total
Omar M. Asali	$500,000	$3,797,167	$8,753,389	$10,283,416	$37,392	$23,371,364
Thomas A. Williams	$500,000	$540,267	$1,199,130	$3,858,070	$3,278	$6,100,745
David M. Maura	$500,000	$2,706,358	$7,002,111	$9,826,241	$37,392	$20,072,103
Michael Sena	$125,000	$49,867	—	—	—	$174,867

(1)

Our named executive officers (other than Mr. Falcone) received one-time initial equity grants of restricted stock and stock options which vest on a pro-rata basis based on the length of time elapsed (calculated as if the executive worked through the end of the term) upon a termination without Cause or for Good Reason. The amounts in this column reflect (i) the fair market value of two-thirds of the original grant of restricted stock (one third for Mr. Sena) based on the closing stock price of $10.37 on the last trading day in Fiscal 2013 and (ii) the intrinsic value (difference between $10.37 and the exercise price, multiplied by the number of shares subject to the option) of one-quarter of the original grant of stock options.
(2)	This column reflects payment of 50% of the unpaid deferred cash portion under the 2012 Bonus Plan and vesting of 50% of the unvested equity portion granted pursuant to the 2012 Bonus Plan, based on the closing stock price of $10.37 on the last trading day in Fiscal 2013.
(3)	This column reflects payments that would have been paid pursuant to the 2013 Bonus Plan and includes (i) the full non-deferred cash component of the bonus, (ii) 50% of the deferred cash component of the bonus and (iii) the value of 50% of the stock component of the bonus. In addition, Messrs. Asali, Williams and Maura would receive 204,545, 76,193 and 198,886 vested options, respectively, with an exercise price equal to the fair market value on the date of grant.
(4)	Benefits continuation is also payable in the case of Messrs. Asali, Williams and Maura if the executive’s employment is terminated due to death or Disability.

Director Compensation

Directors who are not employees of the Company or of Harbinger Capital (or an affiliate) (“non-employee directors”) receive an annual retainer of $80,000 (paid on a quarterly basis). Non-employee directors also receive an annual equity award of $80,000, granted as restricted stock or restricted stock units, which vest on the first anniversary of the grant date. Effective August 8, 2013, the Compensation Committee recommended and the Board approved that any newly elected non-employee director shall also receive a commencement equity award of $80,000, granted as restricted stock or restricted stock units, to vest in full on the one-year anniversary of the commencement of each such director’s service on the Board.

Compensation for service on special, audit and compensation committees is paid in quarterly installments as follows:

Committee	Chair Annual Retainer	Member Annual Retainer
Special	$30,000	$20,000
Audit	$26,000	$15,000
Compensation	$15,000	$6,000

In addition, if a non-employee director attends in excess of 20 committee meetings of our Board in one fiscal year, then such director receives $1,500 for each meeting in excess of 20 that such director attends.

On February 12, 2013, equity awards of restricted stock or restricted stock units were granted to Messrs. Chan, Leffler and Hudgins for services in Fiscal 2013, which vested on November 29, 2013 for Mr. Chan and which were forfeited by Messrs. Leffler and Hudgins when they ceased to be Board members in April 2013. On August 16, 2013, equity awards of restricted stock or restricted stock units were granted to Messrs. Luterman and Ianna for services in Fiscal 2013, which vested on September 30, 2013. Effective August 8, 2013, the Board approved a new non-employee director share retention requirement, requiring each non-employee director to retain ownership of 100% of his or her covered shares, net of taxes and transaction costs, until the earlier of (i) the date of such director’s termination of employment or (ii) the date such person is no longer a director.

We have three standing committees of our Board, which are our Audit Committee, Compensation Committee and NCG Committee. Currently, Messrs. Chan, Luterman and Ianna serve on each committee. Mr. Luterman is the Chairman of the Audit Committee and Mr. Ianna is the Chairman of our Compensation Committee and NCG Committee. Messrs. Luterman and Ianna joined as members of our Board and committees on April 8, 2013, while Mr. Chan has served as a member of our Board and committees for the entirety of Fiscal 2013. Mr. Hudgins and Mr. Leffler served as members of our Board and committees from the commencement of Fiscal 2013 until April 8, 2013. A special committee of non-employee directors operated on an ad hoc basis in Fiscal 2013.

Messrs. Falcone, Hladek, Maura and Asali and Ms. Roger were employees of our Company or Harbinger Capital (or an affiliate) and did not receive any compensation from the Company for their services as HGI directors.

Director Compensation Table

The following table shows for Fiscal 2013 certain information with respect to the compensation of the directors of the Company, excluding Philip A. Falcone, Omar M. Asali and David Maura whose compensation is disclosed above in the section entitled “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Lap W. Chan	132,500	157,754	290,254
Keith M. Hladek	—	—	—
Thomas Hudgins	230,433	77,761	308,194
Frank Ianna	65,000	40,000	105,000
Robert V. Leffler, Jr.	229,389	77,761	307,150
Gerald Luterman	66,000	40,000	106,000
Robin Roger	—	—	—

(1)	This column reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). On February 12, 2013 equity awards of 9,335 shares of restricted stock or restricted stock units were granted to each of Messrs. Chan, Hudgins and Leffler and Mr. Leffler and Mr. Hudgins forfeited such shares when they ceased to be Board members in April 2013. On August 16, 2013, equity awards of 8,898, 4,499 and 4,499 shares of restricted stock were granted respectively to each of Messrs. Chan, Ianna and Luterman, respectively, for services in Fiscal 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Currently, our Compensation Committee is composed of Messrs. Frank Ianna (Chairman), Gerald Luterman and Lap Wai Chan. Messrs. Robert V. Leffler, Jr. (former Chairman) and Thomas Hudgins served as members of our Compensation Committee from the commencement of Fiscal 2013 until April 8, 2013. Messrs. Frank Ianna and Gerald Luterman joined as members of our Board and our Compensation Committee on April 8, 2013. Mr. Chan served as a member of our Board and our Compensation Committee for the entirety of Fiscal 2013. None of the members of our Compensation Committee is or has ever been one of our officers or employees. In addition, during Fiscal 2013, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

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

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this report with our management. Based on that review and discussion, our Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Frank Ianna (Chairman)

Gerald Luterman

Lap Wai Chan

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the number of shares of our common stock beneficially owned as of December 2, 2013 by:

•	each director and executive officer,

•	each person known to us to beneficially own more than 5% of our outstanding common stock (the “5% stockholders”), and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders and the number of shares of our common stock beneficially owned, including shares of our common stock which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to applicable community property laws. As of December 2, 2013, there were 145,243,773 shares of common stock outstanding, 48,032,351 shares issuable upon conversion of the preferred stock and 1,747,497 shares issuable upon exercise of outstanding options that are currently exercisable or exercisable within 60 days of December 2, 2013.

Included in the computation of the number of shares of our common stock outstanding and beneficially owned by a person and the percentage ownership of that person in the table below are shares of our common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 2, 2013. These shares of our common stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. The shares of our common stock that may be acquired upon the conversion of our preferred stock are included as outstanding in the table below. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Harbinger Group Inc., 450 Park Avenue, 30th floor, New York, New York 10022.

Name and Address	Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders at December 2, 2013
Harbinger Capital Partners Master Fund I, Ltd.(2)	60,968,036	31.5%
Harbinger Capital Partners Special Situations Fund, L.P.(3)	11,878,103	6.1%
Global Opportunities Breakaway Ltd.(4)	7,613,851	3.9%
CF Turul Group(5)	19,358,167	9.9%
Leucadia National Corporation(6)	18,632,180	9.6%

Our Directors and Executive Officers Serving at December 2, 2013
Omar M. Asali(7)	3,013,472	1.6%
Lap Wai Chan	39,879	*
Philip A. Falcone(8)	80,459,990	41.6%
Keith M. Hladek(9)	—	*
Michael Kuritzkes(10)	88,878	*
Frank Ianna	4,449	*
Gerald Luterman	4,449	*
David M. Maura(11)	2,463,364	1.3%
Thomas A. Williams(12)	605,471	*
Robin Roger(9)	—	*
Michael Sena(13)	68,771	*
All current directors and executive officers as a group (11 persons)	86,748,723	44.5%

*	Indicates less than 1% of our outstanding common stock.
(1)	On a fully diluted basis after giving effect to the conversion of the outstanding preferred stock and limitation on voting by CF Turul Group (described in note 5 below).
(2)	Based solely on a Schedule 13D, Amendment No. 18, filed with the SEC on September 27, 2013, the Master Fund is the beneficial owner of 60,968,036 shares of our common stock, which may also be deemed to be beneficially owned by Harbinger Capital, the investment manager of Master Fund; Harbinger Holdings LLC (“Harbinger Holdings”), the managing member of Harbinger Capital, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Master Fund. The address of the Master Fund is c/o International Fund Services (Ireland) Limited, 78 Sir John Rogerson’s Quay, Dublin L2, Ireland. The Master Fund has reported in its Schedule 13D, as amended, that a portion of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund.
(3)	Based solely on a Schedule 13D, Amendment No. 18, filed with the SEC on September 27, 2013, the Special Situations Fund is the beneficial owner of 11,878,103 shares of our common stock, which may be deemed to be beneficially owned by Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the general partner of the Special Situations Fund, Harbinger Holdings, the managing member of HCPSS, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Special Situations Fund. The address of the Special Situations Fund is 450 Park Avenue, 30th floor, New York, New York, 10022.
(4)	Based solely on a Schedule 13D, Amendment No. 18, filed with the SEC on September 27, 2013, the Global Fund is the beneficial holder of 7,613,851 shares of our common stock, which may be deemed to be beneficially owned by Harbinger Capital Partners II LP (“HCP II”), the investment manager of the Global Fund; Harbinger Capital Partners II GP LLC (“HCP II GP”), the general partner of HCP II, and Mr. Falcone, the managing member of HCP II GP and the portfolio manager of the Global Fund. The address of the Global Fund is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, Cayman Islands KY1-1104.
(5)

Based solely on a Schedule 13D, Amendment No. 1, filed with the SEC on August 12, 2011, CF Turul LLC (“CF Turul”) may be deemed to be the beneficial holder of 31,538,462 shares of our common stock upon conversion of its preferred stock. The preferred stock is entitled to vote with our shares of common stock on an as-converted basis on all matters submitted to a vote of common stock.

Prior to receipt of certain regulatory approvals, the preferred stock held by CF Turul LLC may be voted up to only 9.99% of our common stock (19,358,167 shares of common stock, as of December 2, 2013). As described in the Schedule 13Ds, each of Fortress Credit Opportunities Advisors LLC, FIG LLC, Hybrid GP Holdings LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC, Mr. Peter L. Briger, Jr., and Mr. Constantine M. Dakolias (collectively, the “CF Turul Group”) may also be deemed to be the beneficial holder of our shares of common stock beneficially owned by CF Turul, assuming the effectiveness of a joint investment committee agreement. The business address of CF Turul is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(6)	Based solely on a Schedule 13G filed with the SEC on September 27, 2013, Leucadia National Corporation is the beneficial owner of 18,632,180 shares of our common stock. The address of Leucadia National Corporation is 520 Madison Avenue, New York, New York 10022.
(7)	Includes 2,320,200 shares of common stock and vested options that represent 693,272 shares of common stock. Does not include 1,260,719 shares subject to unvested options.
(8)	Based solely on a Schedule 13D, Amendment No. 18, filed with the SEC on September 27, 2013, Mr. Falcone, the managing member of Harbinger Holdings and HCP II GP and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 80,459,990 shares of our common stock. Mr. Falcone has shared voting and dispositive power over all such shares. The Master Fund has reported in its Schedule 13D, as amended, that a portion of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.
(9)	Mr. Hladek’s and Ms. Roger’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.
(10)	Includes 79,673 shares of common stock and vested options that represent 9,205 shares of common stock. Does not include 65,545 shares subject to unvested options.
(11)	Includes 2,015,593 shares of common stock and vested options that represent 447,771 shares of common stock. Does not include 1,034,075 shares subject to unvested options.
(12)	Includes 528,163 shares of common stock and vested options that represent 77,309 shares of common stock. Does not include 280,898 shares subject to unvested options.
(13)	Includes 57,180 shares of common stock and vested options that represent 11,591 shares of common stock. Does not include 38,863 shares subject to unvested options.

Changes in Control

To the knowledge of the Company, there are no arrangements, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company, other than ordinary default provisions that may be contained in our Charter or Bylaws, or trust indentures, Preferred Stock Certificates of designation or other governing instruments relating to the securities of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) `	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	7,432	$3.47	8,887
Equity compensation plans not approved by security holders	—	—	—

Total	7,432	$3.47	8,887

At the annual meeting of the stockholders of HGI held on September 15, 2011, our stockholders approved the adoption of the 2011 Plan pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The 2011 Plan authorizes the issuance of up to 17 million shares of common stock, par value $0.01 per share, of the Company. The description of the 2011 Plan above is qualified in its entirety by reference to the full text of the 2011 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

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

Services Arrangements

In November 2012, HGI and Harbinger Capital entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of HGI’s Board, comprised of independent directors under the NYSE Rules, advised by separate outside counsel, determined that it is in the best interests of HGI and its stockholders (not including Harbinger Capital and its affiliates) for HGI to enter into the Services Agreement and recommended to HGI’s Board that they approve entry into the Services Agreement. Following such determination, HGI’s Board approved the Services Agreement. HGI recognized $4.7 million of expenses under the Service Agreement with respect to Fiscal 2013. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Registration Rights Agreement

Pursuant to the terms of an existing registration rights agreement between HRG and the HCP Stockholders, HRG undertook a registered secondary offering of 23.0 million shares of HRG’s common stock owned by the HCP Stockholders. HRG incurred $0.4 million related to such offering during Fiscal 2013. HRG also provided customary representations, warranties and indemnifications to the underwriters.

Repurchases of Securities

In August 2013, HRG repurchased 1,700,000 shares of its common stock from the Special Situation Fund, under the terms of a publicly announced general repurchase program of its outstanding common stock. See Part II, Item 5. of the Original 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

DIRECTOR INDEPENDENCE

Our Board has determined that Messrs. Chan, Ianna and Luterman are independent directors under the NYSE Rules. Under the NYSE Rules, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with HGI. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, our Board has determined that each of the independent directors named above has no material relationship with HGI, nor has any such person entered into any material transactions or arrangements with HGI or its subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with HGI, and is therefore independent under the NYSE Rules.

Item 14.	Principal Accounting Fees and Services

In accordance with Sarbanes-Oxley, the Audit Committee Charter provides that the Audit Committee of our Board has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”), the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. The Audit Committee has also delegated pre-approval to the Audit Committee Chairman to pre-approve audit services of up to $200,000 and certain permitted non-audit services up to $50,000 per engagement; however, any services pre-approved by the Audit Committee Chairman must be reported to the full Audit Committee at its next meeting.

The table below sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered (i) during Fiscal 2013 to the Company, HGI Funding, HFG, and HGI Energy and (ii) during Fiscal 2012 to the Company, HGI Funding and to HFG after its acquisition by the Company. Professional fees paid for such services by our other reporting affiliates, Spectrum Brands and its subsidiaries and Zap.Com, are disclosed in such affiliates’ Annual Report on Form 10-K or amendments thereto.

	For Fiscal 2013	For Fiscal 2012
Audit fees	$7,080,100	$3,360,000
Audit-related fees	5,000	330,000
Tax fees	150,000	201,000
All other fees	—	12,000

Total fees	$7,235,100	$4,173,000

•	Audit Fees are fees for professional services for the audit of the consolidated financial statements included in Form 10-K and the review of the consolidated financial statements included in Form 10-Qs or services that are provided in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain foreign subsidiaries.

•	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements.

•	Tax Fees are fees for tax compliance, tax advice and tax planning.

•	All Other Fees are fees, if any, for any services not included in the first three categories.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a) List of Documents Filed

1) Financial Statements

All financial statements of the Registrant are included in the Original 10-K.

2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not applicable or not required, or the information is contained within the consolidated financial statements accompanying included in the Original 10-K.

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

Harbinger Group Inc. (Registrant)

December 6, 2013	By:	/s/ THOMAS A. WILLIAMS
Thomas A. Williams
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)

Exhibit Index

Exhibit No.	Description of Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith