Form 10-Q
period 2013-12-31
HARBINGER GROUP INC.
filed 2014-02-07
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
There were 145,273,065 shares of the registrant’s common stock outstanding as of February 3, 2014.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$16,086.6	$15,300.0
Equity securities	375.9	352.5
Derivatives	294.5	221.8
Asset-based loans	794.0	560.4
Other invested assets	117.3	31.2
Total investments	17,668.3	16,465.9
Cash and cash equivalents	1,293.8	1,899.7
Receivables, net	645.5	611.3
Inventories, net	683.3	632.9
Accrued investment income	160.5	161.2
Reinsurance recoverable	2,389.0	2,363.7
Deferred tax assets	290.1	293.4
Properties, including oil and natural gas properties, net	1,009.7	993.3
Goodwill	1,476.2	1,476.7
Intangibles, including DAC and VOBA, net	2,749.7	2,729.1
Other assets	397.9	281.6
Total assets	$28,764.0	$27,908.8

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$15,519.7	$15,248.2
Future policy benefits	3,695.8	3,556.8
Liability for policy and contract claims	60.3	51.5
Funds withheld from reinsurers	39.7	39.4
Total insurance reserves	19,315.5	18,895.9
Debt	5,165.9	4,896.1
Accounts payable and other current liabilities	891.8	1,012.7
Equity conversion feature of preferred stock	378.0	330.8
Employee benefit obligations	94.9	99.6
Deferred tax liabilities	491.9	492.8
Other liabilities	810.9	718.0
Total liabilities	27,148.9	26,445.9

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	333.4	329.4

Harbinger Group Inc. stockholders' equity:
Common stock	1.5	1.4
Additional paid-in capital	770.4	828.0
Accumulated deficit	(231.6)	(192.4)
Accumulated other comprehensive income	61.7	87.7
Total Harbinger Group Inc. stockholders' equity	602.0	724.7
Noncontrolling interest	679.7	408.8
Total permanent equity	1,281.7	1,133.5
Total liabilities and equity	$28,764.0	$27,908.8

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended
	December 31, 2013	December 30, 2012
	(Unaudited)
Revenues:
Net consumer product sales	$1,100.6	$870.3
Oil and natural gas	35.5	—
Insurance premiums	13.9	13.8
Net investment income	201.2	178.0
Net investment gains	141.9	146.5
Insurance and investment product fees and other	16.9	13.7
Total revenues	1,510.0	1,222.3
Operating costs and expenses:
Consumer products cost of goods sold	719.4	582.1
Oil and natural gas direct operating costs	16.1	—
Benefits and other changes in policy reserves	234.7	83.6
Selling, acquisition, operating and general expenses	317.1	254.6
Amortization of intangibles	43.4	86.6
Total operating costs and expenses	1,330.7	1,006.9
Operating income	179.3	215.4
Interest expense	(84.0)	(143.1)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(47.2)	68.9
Gain on contingent purchase price reduction	0.5	—
Other expense, net	(11.9)	(8.7)
Income from continuing operations before income taxes	36.7	132.5
Income tax expense	38.3	64.4
Net (loss) income	(1.6)	68.1
Less: Net income (loss) attributable to noncontrolling interest	25.2	(6.0)
Net (loss) income attributable to controlling interest	(26.8)	74.1
Less: Preferred stock dividends and accretion	12.2	12.1
Net (loss) income attributable to common and participating preferred stockholders	$(39.0)	$62.0

Net (loss) income per common share attributable to controlling interest:

Basic	$(0.28)	$0.31
Diluted	$(0.28)	$0.03

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended
	December 31, 2013	December 30, 2012
	(Unaudited)
Net (loss) income	$(1.6)	$68.1

Other comprehensive (loss) income
Foreign currency translation (losses) gains	(0.3)	2.7
Net unrealized gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	0.9	—
Net reclassification adjustment for losses included in net income	0.9	0.4
Changes in derivative instruments after reclassification adjustment	1.8	0.4
Changes in deferred income tax asset/liability	(0.5)	—
Deferred tax valuation allowance adjustments	0.1	(0.1)
Net unrealized gain on derivative instruments	1.4	0.3
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(0.4)	(0.7)
Net reclassification adjustment for losses included in cost of goods sold	0.1	0.3
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.3	0.1
Net actuarial adjustments to pension plans	—	(0.3)
Unrealized investment (losses):
Changes in unrealized investment (losses) gains before reclassification adjustment	(9.9)	126.3
Net reclassification adjustment for gains included in net income	(8.1)	(172.0)
Changes in unrealized investment (losses) after reclassification adjustment	(18.0)	(45.7)
Adjustments to intangible assets	7.9	28.0
Changes in deferred income tax asset/liability	3.6	6.2
Net unrealized (loss) on investments	(6.5)	(11.5)
Net change to derive comprehensive (loss) for the period	(5.4)	(8.8)
Comprehensive (loss) income	(7.0)	59.3
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	25.2	(6.0)
Other comprehensive (loss) income	(0.9)	1.3
	24.3	(4.7)
Comprehensive (loss) income attributable to the controlling interest	$(31.3)	$64.0

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	December 31, 2013	December 30, 2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1.6)	$68.1
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	30.3	11.6
Amortization of intangibles	43.4	86.6
Stock-based compensation	23.4	6.5
Amortization of debt issuance costs	5.0	2.6
Amortization of debt discount	0.6	0.2
Write-off of debt issuance costs on retired debt	6.4	15.5
Write-off of debt discount on retired debt	2.8	3.0
Deferred income taxes	2.5	129.7
Gain on contingent purchase price reduction	(0.5)	—
Interest credited/index credits to contractholder account balances	194.3	55.9
Collateral received (paid)	2.7	—
Amortization of fixed maturity discounts and premiums	(14.8)	13.2
Net recognized gains on investments and derivatives	(88.3)	(207.8)
Charges assessed to contractholders for mortality and administration	(9.8)	(6.8)
Deferred policy acquisition costs	(52.6)	(35.7)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	—	5.2
Non-cash restructuring and related charges	1.4	4.9
Changes in operating assets and liabilities:	(234.6)	(308.0)
Net change in cash due to operating activities	(89.4)	(155.3)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	1,820.3	3,054.7
Cost of investments acquired	(2,728.2)	(3,440.4)
Acquisitions, net of cash acquired	—	(1,295.9)
Asset-based loans originated, net	(110.4)	(26.2)
Capital expenditures	(21.0)	(10.7)
Other investing activities, net	—	(100.0)
Net change in cash due to investing activities	(1,039.3)	(1,818.5)
Cash flows from financing activities:
Proceeds from issuance of new debt	537.9	2,585.0
Repayment of debt, including tender and call premiums	(513.8)	(917.1)
Revolving credit facility activity	97.3	32.0
Debt issuance costs	(4.7)	(62.8)
Purchases of subsidiary stock, net	(4.5)	(16.0)
Contractholder account deposits	774.4	491.5
Contractholder account withdrawals	(494.8)	(475.6)
Dividend paid by subsidiary to noncontrolling interest	(5.5)	(1.0)
Dividends paid on preferred stock	(8.2)	(8.3)
Share based award tax withholding payments	(31.2)	(20.2)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	175.9	—
Other financing activities, net	0.5	—
Net change in cash due to financing activities	523.3	1,607.5
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.7)
Net decrease in cash and cash equivalents	(605.9)	(367.0)
Cash and cash equivalents at beginning of period	1,899.7	1,470.7
Cash and cash equivalents at end of period	$1,293.8	$1,103.7

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share and unit figures)
(1) Description of Business
Description of the Business
Harbinger Group Inc. (“HGI” and, collectively with its respective subsidiaries, the “Company”) is a diversified holding company, the outstanding common stock of which is 55.4% owned, collectively, by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”), not giving effect to the conversion rights of the Company’s Series A Participating Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”, together the “Preferred Stock”). Such common stock ownership by the HCP Stockholders represents a voting interest of 41.6% in relation to the existing voting rights of all HGI’s common and preferred stockholders. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
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
In December 2013, Fidelity & Guaranty Life ("FGL"), a then wholly-owned subsidiary of HGI, announced an initial public offering of 9,750 thousand shares of common stock at a price to the public of $17 per share.  The shares began trading on the NYSE on December 13, 2013 under the ticker symbol "FGL".  FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.7% interest.
Also, in December 2013, Front Street Re (Cayman) Ltd. ("Front Street Cayman"), a wholly-owned subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman on a funds withheld basis.
Lastly, in December, 2013, HGI's subsidiary Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), amended a senior secured term loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0. The proceeds from the amendment were used to refinance a portion of the term loan which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing.
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations, except for such significant accounting policies that relate to the ceiling test on certain oil and natural gas properties, which are detailed below. Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2013 (the "Form 10-K"). The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2014.
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. The Company's significant subsidiary, Spectrum Brands' fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. The Company does not adjust for the difference in fiscal periods between Spectrum Brands and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02.
At December 31, 2013, the non-controlling interest component of total equity represents the 41.4% share of Spectrum Brands, the 19.3% of FGL, the 14.3% of Salus, and the 2.1% share of Zap.Com not owned by HGI.

Oil and natural gas properties
Ceiling Test Exemption
Pursuant to Rule 4-10(c)(4) of Regulation S-X, our equity investment in an oil and natural gas joint venture (the “EXCO/HGI JV”) was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of December 31, 2013. The computation resulted in the carrying costs of the EXCO/HGI JV's unamortized proved oil and natural gas properties, exceeding the December 31, 2013 ceiling test limitation by approximately $184.8. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, HGI requested, and received, an exemption from the SEC to exclude the acquisition of these oil and natural gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates. The exemption will expire on March 31, 2014 and at that time, the EXCO/HGI JV will be required to record any impairment to reflect the ceiling test limitation pursuant to Rule 4-10(c)(4) of Regulation S-X.
The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. The EXCO/HGI JV's pricing for these acquisitions are based on models which incorporate, among other things, market prices based on NYMEX futures as of the acquisition date. The EXCO/HGI JV believes the NYMEX futures contracts reflects an independent proxy for fair value.
If factors were to arise that would negatively impact the fair value of the acquired properties and were deemed to be other than a temporary trend, the EXCO/HGI JV would assess these acquisitions for impairment during the requested exemption period. Further, if the EXCO/HGI JV cannot demonstrate that fair value exceeds the calculated ceiling test limitation during the requested exemption periods prior to issuance of its financial statements, the EXCO/HGI JV is required to recognize impairment related to these acquisitions.
The ceiling test calculation and impairment evaluation are based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil, natural gas and natural gas liquids that are ultimately recovered.

Insurance Subsidiary Financial Information
The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, Fidelity and Guaranty Life Insurance Company's ("FGL Insurance") elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $11.5 decrease to statutory capital and surplus. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice will have no impact on the Company’s consolidated financial statements which are prepared in accordance with U. S. GAAP.
As of December 31, 2013 Fidelity and Guaranty Life Insurance Company of New York ("FGL NY Insurance") did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices. However, FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received. Raven Re is also permitted to follow Iowa prescribed practice statutory accounting for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting Raven Re’s statutory capital and surplus would be negative and its risk-based capital would fall below the minimum regulatory requirements.

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
As a result of the change in accounting method, the Company had the following reclassifications for the three months ended December 30, 2012:

Three months ended
December 30, 2012

Net change in cash due to operating activities	$20.2

Net change in cash due to financing activities	$(20.2)

Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 was adopted by the Company effective October 1, 2013. The Company does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. Through FGL, the Company only enters into purchased equity options and long futures contracts. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.
Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  The new standards will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016.  The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.
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
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position; therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

(3) Acquisitions
Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business
On December 17, 2012, Spectrum Brands completed the cash acquisition of the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), (the “Hardware Acquisition”). A portion of the HHI Business, consisting of the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), closed on April 8, 2013.
EXCO/HGI JV
On February 14, 2013, EXCO Resources, Inc. (“EXCO”) and HGI formed the EXCO/HGI JV to own and operate conventional oil and natural gas properties. EXCO contributed to the EXCO/HGI JV its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. EXCO and HGI own an economic interest in the Partnership of 25.5% and 74.5% respectively.
Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results as if the Hardware Acquisition and the acquisition of the Company's interest in the EXCO/HGI JV were completed on October 1, 2012 and the results of the HHI Business and the EXCO/HGI JV had been included in the full three three months ended December 30, 2012.

Three months ended
December 30, 2012
Revenues:
Reported revenues	$1,222.3
HHI adjustment	191.8
EXCO/HGI JV adjustment	36.5
Pro forma revenues	$1,450.6

Net income:
Reported net income	$68.1
HHI adjustment	4.9
EXCO/HGI JV adjustment	0.6
Pro forma net income	$73.6

Basic net income per common share attributable to controlling interest:
Reported net income per common share	$0.31
HHI adjustment	0.04
EXCO/HGI JV adjustment	—
Pro forma net income per common share	$0.35

Diluted net income per common share attributable to controlling interest:
Reported diluted net income per common share	$0.03
HHI adjustment	0.02
EXCO/HGI JV adjustment	—
Pro forma diluted net income per common share	$0.05

(4) Investments
The Company’s consolidated investments are summarized as follows:

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,590.7	$19.1	$(8.0)	$1,601.8	$1,601.8
Commercial mortgage-backed securities	422.6	25.2	(3.2)	444.6	444.6
Corporates	9,963.8	272.1	(189.3)	10,046.6	10,046.6
Hybrids	400.5	20.8	(3.2)	418.1	418.1
Municipals	1,121.2	45.2	(45.0)	1,121.4	1,121.4
Agency residential mortgage-backed securities	88.9	2.2	(0.1)	91.0	91.0
Non-agency residential mortgage-backed securities	1,564.1	99.2	(11.3)	1,652.0	1,652.0
U.S. Government	711.5	5.8	(6.2)	711.1	711.1
Total fixed maturities	15,863.3	489.6	(266.3)	16,086.6	16,086.6
Equity securities
Available-for-sale	293.9	6.8	(13.8)	286.9	286.9
Held for trading	124.4	6.0	(41.4)	89.0	89.0
Total equity securities	418.3	12.8	(55.2)	375.9	375.9
Derivatives	148.3	147.0	(0.8)	294.5	294.5
Asset-based loans	794.0	—	—	794.0	794.0
Other invested assets
Policy loans and other invested assets	117.3	—	—	117.3	117.3
Total investments	$17,341.2	$649.4	$(322.3)	$17,668.3	$17,668.3

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,505.7	$22.6	$(5.2)	$1,523.1	$1,523.1
Commercial mortgage-backed securities	431.3	24.7	(1.6)	454.4	454.4
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	49.0	(40.8)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.4	(13.4)	1,368.0	1,368.0
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total fixed-maturity securities	15,062.1	491.5	(253.6)	15,300.0	15,300.0
Equity securities
Available-for-sale	274.6	6.7	(10.3)	271.0	271.0
Held for trading	120.1	0.6	(39.2)	81.5	81.5
Total equity securities	394.7	7.3	(49.5)	352.5	352.5
Derivatives	141.7	88.5	(8.4)	221.8	221.8
Asset-based loans	560.4	—	—	560.4	560.4
Policy loans and other invested assets	31.2	—	—	31.2	31.2
Total investments	$16,190.1	$587.3	$(311.5)	$16,465.9	$16,465.9

Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at December 31, 2013 and September 30, 2013, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between book value and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the 2013 purchased non-agency residential mortgage-backed securities.

Securities held on deposit with various state regulatory authorities had a fair value of $13,727.8 and $19.4 at December 31, 2013 and September 30, 2013, respectively. The increase in securities held on deposits is due to the FGL Insurance re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.

In accordance with FGL Insurance's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $591.8 and $604.9 at December 31, 2013 and September 30, 2013, respectively.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2013
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$345.5	$348.1
Due after one year through five years	3,059.2	3,133.2
Due after five years through ten years	3,315.1	3,332.1
Due after ten years	5,444.4	5,448.3
Subtotal	12,164.2	12,261.7
Other securities which provide for periodic payments:
Asset-backed securities	1,590.7	1,601.8
Commercial-mortgage-backed securities	422.6	444.6
Structured hybrids	32.8	35.5
Agency residential mortgage-backed securities	88.9	91.0
Non-agency residential mortgage-backed securities	1,564.1	1,652.0
Total fixed maturity available-for-sale securities	$15,863.3	$16,086.6

Securities in an Unrealized Loss Position
FGL’s available-for-sale securities with unrealized losses are reviewed for potential other-than-temporary impairments. In evaluating whether a decline in value is other-than-temporary, FGL considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. FGL also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
FGL analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of December 31, 2013.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$488.5	$(6.8)	$127.5	$(1.2)	$616.0	$(8.0)
Commercial-mortgage-backed securities	29.4	(0.5)	5.9	(2.7)	35.3	(3.2)
Corporates	3,355.4	(163.0)	477.9	(26.3)	3,833.3	(189.3)
Equities	131.7	(13.8)	6.9	—	138.6	(13.8)
Hybrids	106.3	(3.1)	8.3	(0.1)	114.6	(3.2)
Municipals	478.2	(28.4)	168.1	(16.6)	646.3	(45.0)
Agency residential mortgage-backed securities	11.9	(0.1)	0.5	—	12.4	(0.1)
Non-agency residential mortgage-backed securities	354.5	(10.6)	55.2	(0.7)	409.7	(11.3)
U.S. Government	338.0	(6.2)	—	—	338.0	(6.2)
Total available-for-sale securities	$5,293.9	$(232.5)	$850.3	$(47.6)	$6,144.2	$(280.1)
Total number of available-for-sale securities in an unrealized loss position		634		109		743

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial mortgage-backed securities	26.6	(0.5)	4.9	(1.1)	31.5	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.1)	32.2	(1.2)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.5)	477.7	(40.8)
Agency residential mortgage-backed securities	9.8	(0.1)	1.1	(0.2)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S. Government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(235.9)	$520.0	$(28.0)	$5,925.9	$(263.9)
Total number of available-for-sale securities in an unrealized loss position		588		78		666
At December 31, 2013 and September 30, 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments and municipals. Total unrealized losses were $280.1 and $263.9 at December 31, 2013 and September 30, 2013, respectively.
At December 31, 2013 and September 30, 2013, securities with a fair value of $77.1 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.

Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for the three months ended December 31, 2013, and December 30, 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three months ended
	December 31, 2013	December 30, 2012
Beginning balance	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—
Other-than-temporary impairment was not previously recognized	—	—
Ending balance	$2.7	$2.7
For the three months ended December 31, 2013, FGL recognized insignificant impairment losses in operations and had an amortized cost of $0.2 million and a fair value of $0.2 million at the time of impairment. For the three months ended December 30, 2012, FGL recognized an impairment loss in operations totaling $0.5, including credit impairments of $0.2, and change-of-intent impairments of $0.3 and had an amortized cost of $1.6 and a fair value of $1.1 at December 30, 2012.
Asset-based Loans
Salus’ portfolio of asset-based loans receivable, included in “Asset-based loans” in the Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, consisted of the following:

	December 31, 2013	September 30, 2013
Asset-based loans, by major industry:
Apparel	$235.7	$252.9
Jewelry	117.1	125.8
Sporting Goods	16.3	25.1
Manufacturing	55.8	34.3
Transportation	42.5	85.7
Electronics	250.0	—
Other	83.6	41.8
Total asset-based loans	801.0	565.6
Less: Allowance for credit losses	7.0	5.2
Total asset-based loans, net	$794.0	$560.4
Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three months ended December 31, 2013 and December 30, 2012:

	Three months ended
	December 31, 2013	December 30, 2012
Allowance for credit losses:
Balance at beginning of period	$5.2	$1.4
Provision for credit losses	1.8	1.2
Balance at end of period	$7.0	$2.6

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of December 31, 2013 and September 30, 2013, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of December 31, 2013 and September 30, 2013, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013	$204.7	$338.8	$257.5	$—	$801.0
September 30, 2013	$306.9	$36.7	$222.0	$—	$565.6

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2013	December 30, 2012
Fixed maturity available-for-sale securities	$191.8	$167.6
Equity available-for-sale securities	4.5	4.7
Policy loans	0.2	0.3
Invested cash and short-term investments	0.1	0.8
Other investments	8.2	8.7
Gross investment income	204.8	182.1
External investment expense	(3.6)	(4.1)
Net investment income	$201.2	$178.0

Net investment gains

“Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2013	December 30, 2012
Net realized gains before other-than-temporary impairments	$9.8	$172.5
Gross other-than-temporary impairments	—	(0.5)
Net realized gains on fixed maturity available-for-sale securities	9.8	172.0
Realized gains on equity securities	5.4	—
Net realized gains on securities	15.2	172.0
Realized gains on certain derivative instruments	66.8	15.6
Unrealized gains (losses) on certain derivative instruments	60.6	(41.2)
Change in fair value of derivatives	127.4	(25.6)
Realized (losses) gains on other invested assets	(0.7)	0.1
Net investment gains	$141.9	$146.5
For the three months ended December 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,705.9, gross gains on such sales totaled $21.8 and gross losses totaled $12.0, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three months ended December 31, 2013.
For the three months ended December 30, 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $2,415.1, gross gains on such sales totaled $178.0 and gross losses totaled $0.5, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three months ended December 30, 2012.
Cash flows from consolidated investing activities by security classification were as follows:

	Three months ended
	December 31, 2013	December 30, 2012
Proceeds from investments sold, matured or repaid:
Available-for-sale	$1,705.9	$2,913.4
Trading (acquired for holding)	—	91.0
Derivatives and other	114.4	50.3
	$1,820.3	$3,054.7
Cost of investments acquired:
Available-for-sale	$(2,598.5)	$(3,395.1)
Trading (acquired for holding)	(4.4)	—
Derivatives and other	(125.3)	(45.3)
	$(2,728.2)	$(3,440.4)
Concentrations of Financial Instruments
As of December 31, 2013 and September 30, 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was FGL’s investment securities in the banking industry with a fair value of $1,974.0, or 11.5% and $1,892.1, or 11.7%, of the invested assets portfolio, respectively. FGL’s holdings in this industry includes investments in 82 different issuers with the top ten investments accounting for 37.8% of the total holdings in this industry. As of December 31, 2013 and September 30, 2013, the Company had investments in 34 and 19 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $2,925.5 and $1,983.7, or 16.9% and 12.0% of the invested assets portfolio, respectively. Additionally, FGL’s largest concentration in any single issuer as of December 31, 2013 and September 30, 2013, had a fair value of $140.5 and $150.7, or 1.0% of FGL's invested assets portfolio, respectively.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	December 31, 2013	September 30, 2013
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$1.3	$0.4
Commodity swap and option agreements	Other assets	0.3	—
Foreign exchange forward agreements	Receivables, net	3.0	1.7
Total asset derivatives designated as hedging instruments		4.6	2.1
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	0.4	3.7
Call options	Derivatives	294.1	221.8
Futures contracts	Derivatives	0.4	—
Foreign exchange contracts	Receivables, net	0.2	0.1
Total asset derivatives		$299.7	$227.7

Liability Derivatives	Classification	December 31, 2013	September 30, 2013
Derivatives designated as hedging instruments:
Commodity contracts	Accounts payable and other current liabilities	$—	$0.5
Foreign exchange forward agreements	Accounts payable and other current liabilities	5.2	4.6
Foreign exchange contracts	Other liabilities	0.3	0.1
Total liability derivatives designated as hedging instruments		5.5	5.2
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	2.2	1.9
FIA embedded derivative	Contractholder funds	1,644.7	1,544.4
Futures contracts	Other liabilities	—	1.0
Foreign exchange forward contracts	Accounts payable and other current liabilities	3.6	5.3
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	378.0	330.8
Total liability derivatives		$2,034.0	$1,888.6
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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three months ended December 31, 2013 and December 30, 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain ( Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Classification
Three months ended	December 31, 2013	December 30, 2012	December 31, 2013	December 30, 2012	December 31, 2013	December 30, 2012

Commodity contracts	$1.1	$(0.2)	$(0.3)	$(0.1)	$0.2	$—	Consumer products cost of goods sold
Foreign exchange contracts	0.2	0.5	0.1	0.1	—	—	Net consumer products sales
Foreign exchange contracts	(0.4)	(0.4)	(0.7)	(0.5)	—	—	Consumer products cost of goods sold
Total	$0.9	$(0.1)	$(0.9)	$(0.5)	$0.2	$—

Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity ("FIA") contracts, and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. During the three months ended December 31, 2013 and December 30, 2012 the Company recognized the following gains (losses) on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives		Classification
	Three months ended
	December 31, 2013	December 30, 2012
Equity conversion feature of preferred stock	$(47.2)	$68.9	(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock
Oil and natural gas commodity contracts	(3.4)	—	Other expense, net
Commodity contracts	(0.1)	—	Consumer products cost of goods sold
Foreign exchange contracts	0.8	(4.1)	Other expense, net
Call options	114.3	(20.9)	Net investment gains
Futures contracts	13.1	(4.7)	Net investment gains
FIA embedded derivatives	100.3	33.8	Benefits and other changes in policy reserves
Total	$177.8	$73.0

Additional Disclosures
Cash Flow Hedges
When appropriate, Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 31, 2013 and September 30, 2013, Spectrum Brands did not have any interest rate swaps outstanding.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer product sales" or purchase price variance in "Consumer products cost of goods sold." At December 31, 2013, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $237.6. The derivative net loss on these contracts recorded in AOCI at December 31, 2013 was $1.2, net of tax benefit of $0.5 and noncontrolling interest of $0.8. At December 31, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $1.0, net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 31, 2013, Spectrum Brands had a series of zinc swap contracts outstanding through December 2014 for 9 tons with a contract value of $17.3. At December 31, 2013, Spectrum Brands had a series of brass swap contracts outstanding through September 2014 for one ton with a contract value of $6.1. The derivative net gain on these contracts recorded in AOCI at December 31, 2013 was $0.7, net of tax expense of $0.1 and noncontrolling interest of $0.5. At December 31, 2013, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next twelve months is $0.6, net of tax and noncontrolling interest.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2013 and September 30, 2013, Spectrum Brands had $106.7 and $108.5, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrealized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At December 31, 2013, Spectrum Brands had a series of such swap contracts outstanding through May 2014 for 30 troy ounces with a contract value of $0.6. At September 30, 2013, Spectrum Brands had a series of such swap contracts outstanding through April 2014 for 45 troy ounces with a contract value of $1.0.
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
The following table presents EXCO/HGI JV's proportionate share of the volumes and fair value of the oil and natural gas derivative financial instruments as of December 31, 2013 (presented on a calendar-year basis) :

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	December 31, 2013
Natural gas:
Swaps:
2014	16,316.0	$4.15	$(0.7)
Total natural gas	16,316.0		$(0.7)
Oil:
Swaps:
2014	272.0	$91.87	$(1.0)
Total oil	272.0		$(1.0)
Total oil and natural gas derivatives			$(1.7)
At September 30, 2013, the EXCO/HGI JV had outstanding derivative contracts to mitigate price volatility covering 16,018 Billion British Thermal Units ("Mmmbtus") of natural gas and 375 Thousand Barrels ("Mbbls") of oil. At December 31, 2013, the average forward NYMEX oil prices per Bbl for the calendar year 2014 was $96.14, and the average forward NYMEX natural gas prices per Mmbtu for the calendar year 2014 was $4.17.
The EXCO/HGI JV's derivative financial instruments covered approximately 83.6% of production volumes for the three months ended December 31, 2013.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at December 31, 2013 and September 30, 2013.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At both December 31, 2013 and September 30, 2013, Spectrum Brands had posted cash collateral of $0.5 related to such liability positions. In addition, at December 31, 2013 and September 30, 2013, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in "Receivables, net" within the accompanying Condensed Consolidated Balance Sheets.
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
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2013				September 30, 2013
Counterparty	Credit Rating (Moody's/S&P)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	NA/A	$2,157.9	$99.6	$45.1	$54.5	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A2/A	1,706.8	70.4	—	70.4	1,620.4	51.7	23.0	28.7
Morgan Stanley	A3/A	2,379.0	103.1	74.7	28.4	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A3/A	245.3	16.9	—	16.9	364.3	20.3	—	20.3
Barclay's Bank	A2/A	117.8	4.1	—	4.1	120.8	3.4	—	3.4
		$6,606.8	$294.1	$119.8	$174.3	$6,407.4	$221.8	$72.0	$149.8
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2013 and September 30, 2013 counterparties posted $119.8 and $72.0 of collateral, respectively. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $174.3 and $149.8 at December 31, 2013 and September 30, 2013, respectively.
FGL held 1,190 and 1,693 futures contracts at December 31, 2013 and September 30, 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $4.8 and $5.9 at December 31, 2013 and September 30, 2013, respectively.

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents (a)	$1,293.8	$—	$—	$1,293.8
Contingent purchase price reduction receivable	—	—	41.5	41.5
Derivatives:
Foreign exchange forward agreements	—	3.2	—	3.2
Commodity swap and option agreements	—	2.0	—	2.0
Call options and futures contracts	—	294.5	—	294.5
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,592.0	9.8	1,601.8
Commercial mortgage-backed securities	—	438.6	6.0	444.6
Corporates	—	9,439.5	607.1	10,046.6
Hybrids	—	418.1	—	418.1
Municipals	—	1,087.1	34.3	1,121.4
Agency residential mortgage-backed securities	—	91.0	—	91.0
Non-agency residential mortgage-backed securities	—	1,652.0	—	1,652.0
U.S. Government	502.5	208.6	—	711.1
Equity securities:
Available-for-sale	—	286.9	—	286.9
Trading	78.2	—	10.8	89.0
Funds withheld receivable	—	160.8	—	160.8
Total financial assets	$1,874.5	$15,674.3	$709.5	$18,258.3

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,644.7	$1,644.7
Front Street future policyholder benefit liability	—	—	149.9	149.9
Foreign exchange forward agreements	—	9.1	—	9.1
Commodity swap and option agreements	—	2.2	—	2.2
Equity conversion feature of preferred stock	—	—	378.0	378.0
Total financial liabilities	$—	$11.3	$2,172.6	$2,183.9

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents (a)	$1,899.7	$—	$—	$1,899.7
Contingent purchase price reduction receivable	—	—	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.8	—	1.8
Commodity swap and option agreements	—	4.1	—	4.1
Call options and futures contracts	—	221.8	—	221.8
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	5.0	1,523.1
Commercial mortgage-backed securities	—	448.7	5.7	454.4
Corporates	—	8,957.2	461.1	9,418.3
Hybrids	—	428.8		428.8
Municipals	—	1,007.0	—	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6
Non-agency residential mortgage-backed securities	—	1,368.0	—	1,368.0
U.S. Government	790.9	210.9	—	1,001.8
Equity securities:
Available-for-sale	—	271.0	—	271.0
Trading	70.8	—	10.7	81.5
Total financial assets	$2,761.4	$14,536.0	$523.5	$17,820.9

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4
Futures contracts	—	1.0	—	1.0
Foreign exchange forward agreements	—	10.0	—	10.0
Commodity swap and option agreements	—	2.4	—	2.4
Equity conversion feature of preferred stock	—	—	330.8	330.8
Total financial liabilities	$—	$13.4	$1,875.2	$1,888.6

(a)	The fair values of cash equivalents and equity investments set forth above are generally based on quoted or observed market prices.

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
FGL did not adjust prices received from third parties as of December 31, 2013 and September 30, 2013. However, FGL does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Front Street elected to apply the Fair Value Option to account for its Funds Withheld Receivables and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held in trust by the cedant. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what FGL would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. The fair value of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data.
The EXCO/HGI JV evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but reports them on a gross basis on the Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of a credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of the EXCO/HGI JV’s counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. The EXCO/HGI JV’s credit-adjusted risk-free rate is based on its cost of debt plus the LIBOR curve as of the end of the reporting period.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2013 and September 30, 2013 are as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.5	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			6 months	9 months
		Discount rate			1%	1%
		Credit insurance risk premium			11%	11%
Asset-backed securities	Broker-quoted	Offered quotes	9.8	5.0	98% - 107% (101%)	100% - 107% (101%)
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	6.0	5.7	102%	96%
Corporates	Broker-quoted	Quoted prices	540.9	404.5	0% - 115% (92%)	0% - 113% (90%)
Corporates	Market Pricing	Offered quotes	66.2	56.6	91% - 132% (99%)	90% - 131% (97%)
Municipal	Broker-quoted	Offered quotes	34.3	—	98%	—%
Equity	Market Pricing	Revenue multiple	10.8		0.3x - 0.4x
		Probably of transaction closing			95%
	Option Pricing	Risk-adjusted rate		10.7		25.0%
		Risk-free discount factor				0.999
		Risk-adjusted discount factor				0.995
		Upward movement factor (Mu)				1.1
		Downward movement factor (Md)				0.9
		Probability of upward movement (Pu)				48.6%
		Probability of downward movement (Pd)				51.4%
Total			$709.5	$523.5

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,644.7	$1,544.4	0% - 43% (5%)	0% - 38% (4%)
		SWAP rates			2% - 3% (2%)	2% - 3% (2%)
		Mortality multiplier			80%	80%
		Surrender rates			0.50% - 75% (7%)	0.50% - 75% (7%)
		Non-performance spread			0.25%	0.25% - 0.25% (0.25%)
Front Street future policyholder benefit liability	Discounted cash flow	Non-performance risk spread	149.9	—	0.65% - 1.5%	—%
		Liquidity risk spread			0.5%	—%

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	378.0	330.8	40%	42%
		Discount yield			11%	11%
		Non-cash accretion rate			0%	0%
		Calibration adjustment			0%	0% - 1.0% (0.3%)
Total			$2,172.6	$1,875.2

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
The significant unobservable inputs used in the fair value measurement of the equity investment are revenue multiple and probability of the transaction closing. Significant increases (decreases) in the revenue multiple and the probability of transaction closing would result in a higher (lower) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2013 and September 30, 2013, is based on the 2000 and 1983 annuity tables, respectively and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and liquidity risk spread. Significant increases (decreases) in non-performance risk spread and liquidity risk spread would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2013 and December 30, 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.2)	5.0	—	—		9.8
Commercial mortgage-backed securities	5.7	—	0.3	—	—	—		6.0
Corporates	461.1	—	(6.1)	152.6	—	(0.5)		607.1
Municipals	—	—	(0.7)	35.0	—	—	—	34.3
Equity securities - trading	10.7	0.1	—	—	—	—	—	10.8
Total assets at fair value	$523.5	$0.6	$(6.7)	$192.6	$—	$(0.5)	$—	$709.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$100.3	$—	$—	$—	$—	$—	$1,644.7
FSR future policyholder benefit liability	—	(0.7)	—	150.6	—	—	—	149.9
Equity conversion feature of preferred stock	330.8	47.2	—	—	—	—	—	378.0
Total liabilities at fair value	$1,875.2	$146.8	$—	$150.6	$—	$—	$—	$2,172.6

	Three months ended December 30, 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.1)	—	—	—	(10.5)	5.3
Commercial mortgage-backed securities	5.0	—	0.1	1.0	—	—	—	6.1
Corporates	135.3	(0.2)	(2.0)	133.2	(9.6)	(0.7)	0.1	256.1
Hybrids	8.8	—	(0.1)	—	—	—	(3.7)	5.0
Total assets at fair value	$206.0	$(0.2)	$(2.1)	$134.2	$(9.6)	$(0.7)	$(14.1)	$313.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(33.8)	$—	$—	$—	$—	$—	$1,517.0
Equity conversion feature of preferred stock	232.0	(68.9)	—	—	—	—	—	163.1
Total liabilities at fair value	$1,782.8	$(102.7)	$—	$—	$—	$—	$—	$1,680.1

(a)	The net transfers in and out of Level 3 during the three months ended December 30, 2012 was exclusively to or from Level 2.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 31, 2013 and 2012.

There were no transfers in or out of Level 3 during the three months ended December 31, 2013. Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the three months ended December 30, 2012 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of December 30, 2012. Accordingly, FGL’s assessment resulted in net transfers out of Level 3 of $14.2 related to asset-backed securities, corporates, hybrids, municipals and residential mortgage-backed securities during the three months ended December 30, 2012.

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

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Policy loans and other invested assets	$—	$—	$117.3	$117.3	$117.3
Asset-based loans	—	—	794.0	794.0	794.0
Total financial assets	$—	$—	$911.3	$911.3	$911.3

Liabilities
Total debt (a)	$—	$5,351.3	$—	$5,351.3	$5,165.9
Redeemable preferred stock, excluding equity conversion feature	—	—	378.8	378.8	333.4
Investment contracts, included in contractholder funds	—	—	12,513.8	12,513.8	13,875.0
Total financial liabilities	$—	$5,351.3	$12,892.6	$18,243.9	$19,374.3

	September 30, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets
Policy loans and other invested assets	$—	$—	$31.2	$31.2	$31.2
Asset-based loans	—	—	560.4	560.4	560.4
Total financial assets	$—	$—	$591.6	$591.6	$591.6

Liabilities
Total debt (a)	$—	$4,773.2	$—	$4,773.2	$4,896.1
Redeemable preferred stock, excluding equity conversion feature	—	—	377.1	377.1	329.4
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Total financial liabilities	$—	$4,773.2	$12,755.7	$17,528.9	$18,929.3

(a)	The fair values of debt set forth above are generally based on quoted or observed market prices.

(b)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

Valuation Methodology
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2013 and September 30, 2013, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
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

(7) Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGL’s DAC and VOBA balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2013	$1,476.7	$1,178.1	$985.1	$225.3	$340.6	$2,729.1
Acquisitions (Note 3)	3.5	—	—	—	—	—
Deferrals	—	—	—	—	52.6	52.6
Less: Components of amortization -
Periodic amortization	—	—	(20.2)	(28.7)	(16.7)	(65.6)
Interest	—	—	—	3.7	3.3	7.0
Unlocking	—	—	—	11.8	3.4	15.2
Reclassifications	—	—	—	—	—	—
Adjustment for unrealized investment losses, net	—	—	—	1.6	6.3	7.9
Effect of translation	(4.0)	3.4	0.1	—	—	3.5
Balance at December 31, 2013	$1,476.2	$1,181.5	$965.0	$213.7	$389.5	$2,749.7
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
During the three months ended December 31, 2013, Spectrum Brands recorded an adjustment of $3.5 to goodwill to finalize the purchase accounting for the acquisition of the HHI Business from Stanley Black & Decker. The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of December 31, 2013 and September 30, 2013, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(79.7) and $(81.4), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $24.9 and $18.6, respectively. Amortization of VOBA and DAC for the three months ended December 31, 2013 and December 30, 2012 was $13.2 and $58.9, and $10.0 and $10.6 respectively.
The above DAC balances include $29.6 and $26.2 of deferred sales inducements (“DSI”), net of shadow adjustments, as of December 31, 2013 and September 30, 2013, respectively.

Definite lived intangible assets are summarized as follows:

	December 31, 2013			September 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$886.3	$(172.6)	$713.7	$885.9	$(160.8)	$725.1	15 to 20 years
Trade names	171.3	(48.7)	122.6	171.6	(44.7)	126.9	1 to 12 years
Technology assets	172.1	(43.4)	128.7	172.1	(39.0)	133.1	4 to 17 years
	$1,229.7	$(264.7)	$965.0	$1,229.6	$(244.5)	$985.1

Amortization expense for definite lived intangible assets is as follows:

	Three months ended
	December 31, 2013	December 30, 2012
Customer relationships	$11.7	$10.4
Trade names	4.1	3.6
Technology assets	4.4	3.1
	$20.2	$17.1

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $80.7 per year.
The weighted average amortization period for VOBA is approximately 4.8 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2014	$33.4
2015	44.8
2016	39.5
2017	32.2
2018	25.9
2019 and thereafter	117.6

(8) Debt
The Company’s consolidated debt consists of the following:

	December 31, 2013		September 30, 2013
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$925.0	7.9%	$925.0	7.9%
Spectrum Brands:
CAD Term Loan, due December 17, 2019	78.8	5.0%	81.4	5.1%
Term Loan, due September 4, 2017 (Tranche A)	850.0	3.0%	850.0	3.0%
Term Loan, due September 4, 2019 (Tranche C)	515.0	3.6%	300.0	3.6%
Term Loan, due December 17, 2019 (Tranche B)	—	—	513.3	4.6%
Euro Term Loan, due September 4, 2019	308.0	3.8%	—	—
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
ABL Facility, expiring May 24, 2017	110.0	1.8%	—	5.7%
Other notes and obligations	32.2	8.9%	28.5	8.5%
Capitalized lease obligations	91.1	6.3%	67.4	6.2%
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%
EXCO/HGI JV
EXCO/HGI JV Credit Agreement, due February 14, 2018	258.5	2.7%	271.2	2.7%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	191.8	6.7%	182.9	6.6%
Secured borrowings under non-qualifying loan participations	125.0	11.0%	—	—
Total	5,175.4		4,909.7
Original issuance (discounts) premiums on debt, net	(9.5)		(13.6)
Total debt	5,165.9		4,896.1
Less current maturities	107.9		102.9
Non-current portion of debt	$5,058.0		$4,793.2

HGI
Subsequent to December 31, 2013, the Company issued $200.0 aggregate principal amount of 7.750% senior unsecured notes due 2022 (the "7.75% Notes"). See Note 18, Subsequent Events, for additional information.
Spectrum Brands
Term Loan
In December 2013, Spectrum Brands amended the senior term loan facility (the "Term Loan"), issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0 (the "Euro Term Loan Debt"). The proceeds from the amendment were used to refinance a portion of the Term Loan which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing (formerly Tranche B) . The $215.0 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the refinancing of the Term Loan totaling $9.2 as an adjustment to interest expense during the three month period ended December 31, 2013.
The additional Tranche C and Euro Term Loan debt were issued at a 0.125% discount and recorded net of the discount incurred. Of this discount, $0.5 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $0.1 is reflected as an increase to interest expense during the three month period ended December 31,

2013. In connection with the refinancing of a portion of the Term Loan, Spectrum Brands recorded $6.7 of fees during the three month period ended December 31, 2013, of which $4.7 is classified as debt issuance costs within the accompanying Condensed Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $1.9 reflected as an increase to interest expense during the three month period ended December 31, 2013.
ABL Facility
In connection with the December 2013 amendment of the Term Loan, Spectrum Brands amended its asset based lending revolving credit facility (the “ABL Facility”) to obtain certain consents to the amendment of the senior credit agreement. In connection with the amendment, Spectrum Brands incurred fees and expenses that are included in the amounts recorded above related to the amendment of the Term Loan.
As a result of borrowings and payments under the ABL Facility, at December 31, 2013, Spectrum Brands had aggregate borrowing availability of approximately $167.3, net of lender reserves of $8.6 and outstanding letters of credit of $40.9.
EXCO/HGI JV Credit Agreement
As of December 31, 2013, the EXCO/HGI JV had a borrowing base of $400.0 with $347.0 of outstanding indebtedness. Our proportionate share of the obligation was $258.5. The borrowing base is redetermined semi-annually, with the EXCO/HGI JV and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. On December 3, 2013, the borrowing base was reduced to $400.0 in conjunction with the semi-annual redetermination. Borrowings under the EXCO/HGI Partnership Credit Agreement are secured by properties owned by the EXCO/HGI Partnership. The EXCO/HGI Partnership Credit Agreement matures on February 14, 2018.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of December 31, 2013, Salus had $125.0 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests".

(9) Defined Benefit Plans
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three months ended
	December 31, 2013	December 30, 2012
Service cost	$1.2	$0.8
Interest cost	3.4	2.6
Expected return on assets	(3.6)	(2.5)
Recognized net actuarial loss	0.4	0.5
Net periodic benefit expense	$1.4	$1.4
Contributions made during period	$3.4	$0.7

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
FGL and Front Street Cayman also assume policy risks from other insurance companies.
The effect of reinsurance on premiums earned, benefits incurred and reserve changes were as follows:

	Three months ended
	December 31, 2013		December 30, 2012
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$67.7	$296.4	$72.4	$139.6
Assumed	9.3	5.4	12.1	6.5
Ceded	(63.1)	(67.1)	(70.7)	(62.5)
Net	$13.9	$234.7	$13.8	$83.6

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 31, 2013 and December 30, 2012, FGL did not write off any reinsurance balances.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGL had the following significant reinsurance agreements as of December 31, 2013.
Commissioners Annuity Reserve Valuation Method Facility ("CARVM")
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group ("OM Re") and simultaneously ceded the business to Raven Reinsurance Company ("Raven Re"). The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGL under the F&G Stock Purchase Agreement. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc ("Nomura") to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing liability is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Front Street
On December 31, 2012, FGL entered into a Reinsurance Agreement with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,400.0 of FGL’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, entered into an investment management agreement, pursuant to which Five Island would manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s existing guidelines.
On December 16, 2013, Front Street Cayman, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman, on a funds withheld basis. The agreement, which has been approved by the State of Florida Office of Insurance Regulation, is retroactive to November 30, 2013. Front Street Cayman will manage the assets supporting reserves in accordance with the internal investment policy of Bankers Life Insurance Company and applicable law.

(11) Stock Compensation
The Company recognized consolidated stock compensation expense of $23.4 and $6.5 during the three months ended December 31, 2013 and December 30, 2012, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of December 31, 2013 and related activity during the three months then ended, under HGI, Fidelity & Guaranty Life Holdings, Inc. ("FGH"), and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	3,954	$6.52	$2.55	335	$44.23	—	$—	$—
Granted	1,326	11.76	5.06	—	—	191	17.00	3.30
Exercised	(121)	4.85	1.72	(28)	41.79	—	—	—
Forfeited or expired	—	—	—	(1)	45.55	—	—	—
Stock options outstanding at December 31, 2013	5,159	7.91	3.21	306	44.44	191	17.00	3.30
Stock options vested and exercisable at December 31, 2013	1,723	6.93	2.72	129	42.56	—	—	—
Stock options outstanding and expected to vest	3,436	8.40	3.45	167	44.40	191	17.00	3.30
A summary of restricted stock, restricted stock units and Performance Restricted Stock Units ("PRSUs") outstanding as of December 31, 2013 and related activity during the three months then ended, under HGI, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2013	3,456	$7.72	—	$—
Granted	3,302	12.00	107	17.00
Vested	(1,126)	10.15	—	—
Restricted stock outstanding at December 31, 2013	5,632	9.74	107	17.00
Restricted stock expected to vest	5,632	9.74	107	17.00

	Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2013	1,118	$39.11	46	$49.60
Granted	414	68.95	—	—
Vested	(904)	38.93	(15)	49.45
Restricted stock units outstanding at December 31, 2013	628	59.03	31	49.68
Restricted stock units vested and exercisable at December 31, 2013	—	—	—	—
Restricted stock units expected to vest	628	59.03	28	49.58

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2013	—	$—
Granted	469	17.00
Performance restricted stock units outstanding at December 31, 2013	469	17.00
Performance restricted stock units vested and exercisable at December 31, 2013	—	—
Performance restricted stock units expected to vest	469	17.00
On December 31, 2013 the Company had 22 thousand vested and outstanding restricted stock units with a weighted average grant date fair value of $4.61 per share.
HGI
During the Fiscal 2014 Quarter, HGI granted stock option awards and restricted stock awards representing approximately 1,326 thousand and 3,302 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over periods of 1 year to 3 years. The total fair value of the stock grants during Fiscal 2014 Quarter on their respective grant dates was approximately $46.3. During Fiscal 2014 Quarter stock option awards and restricted stock awards with a total fair value of $14.4 vested. The total intrinsic value of share options exercised during Fiscal 2014 Quarter was $0.9, for which HGI received cash of $0.6 in settlement.
During the Fiscal 2013 Quarter, HGI granted stock option awards and restricted stock awards representing approximately 1,498 thousand and 3,227 thousand shares, respectively. All of these grants are time based, and vest over periods of 12 months up to 36 months. The total fair value of the stock grants on their respective grant dates was approximately $32.8.
Under HGI’s executive bonus plan for Fiscal 2013, executives will be paid in cash, stock options and restricted stock shares. The equity grants will have a grant date in the first fiscal quarter of 2015 and the shares will vest, either immediately, or between 12 and 36 months from the grant date.
As of December 31, 2013, there was approximately $35.7 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 2.24 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model.
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013
Risk-free interest rate	1.46% to 1.75%	0.84%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.0 years	5.3 to 6.0 years
Volatility	41.2%	42.8% to 44.0%

The weighted-average remaining contractual term of outstanding stock option awards at December 31, 2013, was 8.88 years.

Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 414 thousand shares during the three months ended December 31, 2013. Of these grants, 81 thousand restricted stock units vested immediately and 45 thousand restricted stock units are time-based and vest over a period of one year. The remaining 288 thousand restricted stock units are performance and time-based and vest over a two years period. The total market value of the restricted shares on the date of the grant was approximately $29.0.
Spectrum Brands granted restricted stock units representing approximately 574 thousand shares during the three months ended December 30, 2012. Of these grants 22 thousand restricted stock units are time-based and vest over a period of one year. Of the remaining 552 thousand restricted stock units, 90 thousand are performance based and vest over a one year period, and 462 thousand restricted stock units are performance-based and vest over a two years period. The total market value of the restricted shares on the date of the grant was approximately $25.6.
The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.
FGL
In conjunction with the initial public offering, on November 7, 2013, FGL’s board of directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” ) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The FGL 2013 Stock Incentive Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s compensation committee approved the granting of awards under the FGL 2013 Stock Incentive Plan to certain employees, officers and directors (other than the members of the compensation committee). In addition, FGL’s board of directors approved the granting of awards to members of FGL’s compensation committee . The awards made to members of the FGL's compensation committee were not made under the FGL 2013 Stock Incentive Plan; however, these awards will be construed and administered as if subject to the terms of the FGL 2013 Stock Incentive Plan. FGL’s board of directors and stockholder, HGI, also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director.

FGL’s principal subsidiary, FGH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (“FGH Plans”). Awards under the FGH Plans are based on the common stock of FGH. In Fiscal 2013, FGH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans

During the Fiscal 2014 Quarter, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 191 thousand, 107 thousand and 469 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value the stock grants during Fiscal 2014 Quarter on their respective grant dates was approximately $10.4. Additionally, on December 12, 2013, FGL granted 58 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of December 31, 2013 totaled $18.4 and will be recognized over a weighted-average period of 2.3 years.
The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013
Risk-free interest rate	1.4%	0.8%
Assumed dividend yield	1.5%	6%
Expected option term	4.5 years	4.5 years
Volatility	25%	27%

EXCO/HGI JV
A summary of the activity related to the EXCO/HGI JV incentive unit plan was as follows (share amounts in thousands):

	Shares	Weighted average grant date fair value per share
Non-vested awards at September 30, 2013	102	$10.00
Granted	—	—
Non-vested awards at December 31, 2013	102	10.00

ASC 718 requires share-based compensation be recorded with cost classifications consistent with cash compensation. The EXCO/HGI JV uses the full cost method to account for its oil and natural gas properties. As a result, part of the share-based payments are capitalized. During the three months ended December 31, 2013 an immaterial amount was capitalized as part of the EXCO/HGI JV’s oil and natural gas properties. HGI’s proportionate share of the EXCO/HGI JV’s total share-based compensation on unvested awards was $0.5 as of December 31, 2013, and will be recognized over an average period of 2.1 years.

(12) Income Taxes
For the three months ended December 31, 2013, the Company's effective tax rate of 104.4% was negatively impacted by the following: (i) the profitability of our life insurance group which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; (iii) book expense for the increase in the fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available; and (iv) tax amortization of certain indefinite lived intangibles. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting unremitted foreign earnings to an incremental tax in the U.S. at Federal statutory income tax rate of 35%, as no U.S. foreign tax credits can be claimed to U.S. net operating losses.
For the three months ended December 30, 2012, the Company's effective tax rate of 48.6% was negatively impacted by: (i) the profitability of our life insurance group which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting unremitted foreign earnings to an incremental tax in the U.S. at the Federal statutory income tax rate of 35%, as no U.S. foreign tax credits can be claimed due to U.S. net operating losses. Partially offsetting these factors in the three months ended December 30, 2012 was: (i) the release of U.S. valuation allowance of $45.9 on deferred tax assets that Spectrum Brands has determined are more-likely-than-not realizable as a result of an acquisition; and (ii) income resulting from a decrease in the fair value of the equity conversion feature of Preferred Stock which is not taxable.
Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more likely- than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At December 31, 2013 and September 30, 2013, the Company had $13.3 and $13.8, respectively, of unrecognized tax benefits related to uncertain tax positions. If recognized in the future, $9.6 and $10.1, respectively, of unrecognized tax benefits would impact the effective tax rate at those dates. The Company also had approximately $3.6 and $3.7, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. As of December 31, 2013, certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
Effective October 1, 2012, Spectrum Brands’ management decided to not permanently reinvest the Fiscal 2012 and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. With these remitted earnings, Spectrum Brands plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on the expected future repatriation of foreign earnings.
During the three months ended December 31, 2013, Spectrum Brands recorded a $178.7 reduction of its U.S. net operating loss carryforwards as a result of actual and deemed repatriations of foreign earnings. Due to full valuation allowances on the Spectrum Brands’ U.S. net operating loss carryforwards, there was no material impact on Spectrum Brands’ quarterly or projected annual income tax expense.

(13) Earnings Per Share
The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended
	December 31, 2013	December 30, 2012
Net (loss) income attributable to common and participating preferred stockholders	$(39.0)	$62.0

Participating shares at end of period:
Common shares outstanding	139,574	139,724
Preferred shares (as-converted basis)	61,986	62,839
Total	201,560	202,563

Percentage of (loss) income allocated to:
Common shares	100.0%	69.0%
Preferred shares (a)	—%	31.0%

Net (loss) income attributable to common shares - basic	$(39.0)	$42.8

Dilutive adjustments to (loss) income attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	—	19.2
Reversal of preferred stock dividends and accretion	—	12.1
Reversal of income related to fair value of preferred stock conversion feature	—	(68.9)
Net adjustment	—	(37.6)

Net (loss) income attributable to common shares - diluted	$(39.0)	$5.2

Weighted-average common shares outstanding - basic	139,173	139,483
Dilutive effect of preferred stock	—	62,839
Dilutive effect of unvested restricted stock and restricted stock units	—	1,089
Dilutive effect of stock options	—	786
Weighted-average shares outstanding - diluted	139,173	204,197

Net (loss) income per common share attributable to controlling interest:
Basic	$(0.28)	$0.31
Diluted	$(0.28)	$0.03

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding unvested restricted stock.
At December 31, 2013, there were 61,986 thousand shares issuable upon the conversion of the Preferred Stock, and 2,433 thousand and 1,234 thousand shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “Diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and unvested restricted stock and stock units and stock options would have been anti-dilutive for the period ended December 31, 2013. The Preferred Stock had a weighted average conversion price of $6.64 per share.

(14) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $18.1 at December 31, 2013. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
Spectrum Brands
Spectrum Brands has accrued approximately $4.8 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
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

Regulatory Matters
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2013, FGL has accrued $4.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.6.

FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in Maryland and other states. As a result of these legislative and regulatory developments, in May 2012 FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In July 2012, FGL incurred an $11.0 pre-tax charge, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, FGL believes this accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states.  FGL has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and administrative costs of said audits and examinations. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

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
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At December 31, 2013, the notional amount of unfunded, legally binding lending commitments was approximately $226.6, of which $20.9 expires in one year or less, and the remainder expires between one and five years.

(15) Related Party Transactions

In November 2012, the Company and Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the HCP Stockholders, entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the NYSE, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (not including Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement. The Company recognized $1.4 and $0.3 of expenses under these Service Agreement with respect to the three months ended December 31, 2013 and 2012, respectively.

(16) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy and (iv) Financial Services.

	Three months ended
	December 31, 2013	December 30, 2012
Revenues:
Consumer Products	$1,100.6	$870.3
Insurance	373.1	343.6
Energy	35.5	—
Financial Services	4.5	8.4
Intersegment elimination	(3.7)	—
Consolidated revenues	$1,510.0	$1,222.3

Operating income (loss):
Consumer Products	$125.0	$68.2
Insurance	85.3	163.6
Energy	6.0	—
Financial Services	(3.9)	5.1
Intersegment elimination	(3.7)	—
Total segments	208.7	236.9
Corporate and eliminations	(29.4)	(21.5)
Consolidated operating income	179.3	215.4
Interest expense	(84.0)	(143.1)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(47.2)	68.9
Gain on contingent purchase price reduction	0.5	—
Other expense, net	(11.9)	(8.7)
Consolidated income from continuing operations before income taxes	$36.7	$132.5

Total assets:	December 31, 2013	September 30, 2013
Consumer Products	$5,649.8	$5,626.7
Insurance	21,888.2	21,183.1
Energy	597.2	617.6
Financial Services	691.7	572.2
Intersegment elimination	(436.1)	(461.4)
Total segments	28,390.8	27,538.2
Corporate assets	373.2	370.6
Consolidated total assets	$28,764.0	$27,908.8

	Three months ended
Net change in cash due to operating activities	December 31, 2013	December 30, 2012
Consumer Products	$(136.0)	$(169.6)
Insurance	58.8	67.6
Energy	7.2	—
Financial Services	5.4	1.9
Net change in cash due to segment operating activities	(64.6)	(100.1)
Net change in cash due to corporate operating activities	(24.8)	(55.2)
Consolidated change in cash due to operating activities	$(89.4)	$(155.3)

(17) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at December 31, 2013 and December 30, 2012, and consolidating statements of operations information for the three months ended December 31, 2013 and 2012. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Harbinger Group Inc. - Condensed Consolidating Balance Sheet Information

December 31, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$17,296.8	$—	$576.9	$39.5	$(244.9)	$17,668.3
Investments in subsidiaries and affiliates	—	62.0	—	—	1,937.5	(1,999.5)	—
Affiliated loans and receivables	—	128.4	—	0.2	—	(128.6)	—
Cash and cash equivalents	131.8	787.7	13.6	98.9	261.8	—	1,293.8
Receivables, net	587.2	—	16.5	0.3	41.5	—	645.5
Inventories, net	683.3	—	—	—	—	—	683.3
Accrued investment income	—	157.8	—	3.3	—	(0.6)	160.5
Reinsurance recoverable	—	2,389.0	—	—	—	—	2,389.0
Deferred tax assets	33.8	255.5	—	—	0.8	—	290.1
Properties, including oil and natural gas properties, net	435.3	8.9	564.3	0.7	0.5	—	1,009.7
Goodwill	1,476.2	—	—	—	—	—	1,476.2
Intangibles, including DAC and VOBA, net	2,146.4	603.3	—	—	—	—	2,749.7
Other assets	155.8	198.8	2.8	11.4	29.1	—	397.9
Total assets	$5,649.8	$21,888.2	$597.2	$691.7	$2,310.7	$(2,373.6)	$28,764.0

Liabilities and Equity:
Insurance reserves	$—	$19,315.5	$—	$—	$—	$—	$19,315.5
Debt	3,366.3	300.0	258.5	316.8	924.3	—	5,165.9
Accounts payable and other current liabilities	709.8	77.6	24.4	9.6	70.4	—	891.8
Equity conversion feature of preferred stock	—	—	—	—	378.0	—	378.0
Employee benefit obligations	92.1	—	—	—	2.8	—	94.9
Deferred tax liabilities	491.9	—	—	—	—	—	491.9
Other liabilities	27.3	724.5	25.8	33.3	—	—	810.9
Affiliated debt and payables	—	15.2	100.0	273.3	—	(388.5)	—
Total liabilities	4,687.4	20,432.8	408.7	633.0	1,375.5	(388.5)	27,148.9
Temporary equity	—	—	0.2	—	333.2	—	333.4
Total stockholders’ equity	538.6	1,198.4	188.3	59.8	602.0	(1,985.1)	602.0
Noncontrolling interests	423.8	257.0	—	(1.1)	—	—	679.7
Total permanent equity	962.4	1,455.4	188.3	58.7	602.0	(1,985.1)	1,281.7
Total liabilities and equity	$5,649.8	$21,888.2	$597.2	$691.7	$2,310.7	$(2,373.6)	$28,764.0

September 30, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,282.3	$—	$389.3	$42.3	$(248.0)	$16,465.9
Investment in subsidiaries and affiliates	—	62.0	—	—	2,012.9	(2,074.9)	—
Affiliated loans and receivables	—	150.1	—	0.9	—	(151.0)	—
Cash and cash equivalents	207.3	1,248.3	18.7	166.5	258.9	—	1,899.7
Receivables, net	546.9	—	22.2	1.2	41.0	—	611.3
Inventories, net	632.9	—	—	—	—	—	632.9
Accrued investment income	—	159.3	—	2.3	—	(0.4)	161.2
Reinsurance recoverable	—	2,363.7	—	—	—	—	2,363.7
Deferred tax assets	33.0	260.4	—	—	—	—	293.4
Properties, including oil and natural gas properties, net	412.5	7.0	572.6	0.7	0.5	—	993.3
Goodwill	1,476.7	—	—	—	—	—	1,476.7
Intangibles, including DAC and VOBA, net	2,163.2	565.9	—	—	—	—	2,729.1
Other assets	154.2	84.1	4.1	11.3	27.9	—	281.6
Total assets	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Liabilities and Equity:
Insurance reserves	$—	$18,895.9	$—	$—	$—	$—	$18,895.9
Debt	3,218.9	300.0	271.2	181.8	924.2	—	4,896.1
Accounts payable and other current liabilities	849.4	52.9	32.8	6.3	71.3	—	1,012.7
Equity conversion feature of preferred stock	—	—	—	—	330.8	—	330.8
Employee benefit obligations	96.6	—	—	—	3.0	—	99.6
Deferred tax liabilities	492.8	—	—	—	—	—	492.8
Other liabilities	28.9	640.2	25.4	23.3	0.2	—	718.0
Affiliated debt and payables	—	0.8	102.2	293.3	—	(396.3)	—
Total liabilities	4,686.6	19,889.8	431.6	504.7	1,329.5	(396.3)	26,445.9
Temporary equity	—	—	0.1	—	329.3	—	329.4
Total stockholders’ equity	531.0	1,293.3	185.9	67.8	724.7	(2,078.0)	724.7
Noncontrolling interests	409.1	—	—	(0.3)	—	—	408.8
Total permanent equity	940.1	1,293.3	185.9	67.5	724.7	(2,078.0)	1,133.5
Total liabilities and equity	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Three months ended December 31, 2013	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$1,100.6	$—	$—	$—	$—	$—	$1,100.6
Oil and natural gas	—	—	35.5	—	—	—	35.5
Insurance premiums	—	13.9	—	—	—	—	13.9
Net investment income	—	200.4	—	4.5	—	(3.7)	201.2
Net investment gains	—	141.9	—	—	—	—	141.9
Insurance and investment product fees and other	—	16.9	—	—	—	—	16.9
Total revenues	1,100.6	373.1	35.5	4.5	—	(3.7)	1,510.0
Operating costs and expenses:
Consumer products cost of goods sold	719.4	—	—	—	—	—	719.4
Oil and natural gas direct operating costs	—	—	16.1	—	—	—	16.1
Benefits and other changes in policy reserves	—	234.7	—	—	—	—	234.7
Selling, acquisition, operating and general expenses	236.0	29.9	13.4	8.4	29.4	—	317.1
Amortization of intangibles	20.2	23.2	—	—	—	—	43.4
Total operating costs and expenses	975.6	287.8	29.5	8.4	29.4	—	1,330.7
Operating income (loss)	125.0	85.3	6.0	(3.9)	(29.4)	(3.7)	179.3
Equity in net income (losses) of subsidiaries	—	—	—	—	71.5	(71.5)	—
Interest expense	(57.0)	(5.6)	(2.4)	—	(19.0)	—	(84.0)
Affiliated interest expense	—	—	(2.3)	(1.4)	—	3.7	—
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(47.2)	—	(47.2)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other expense, net	(0.9)	—	(3.4)	(3.7)	(3.9)	—	(11.9)
(Loss) income from continuing operations before income taxes	67.1	79.7	(2.1)	(9.0)	(27.5)	(71.5)	36.7
Income tax expense	12.7	26.5	—	(0.2)	(0.7)	—	38.3
Net (loss) income	54.4	53.2	(2.1)	(8.8)	(26.8)	(71.5)	(1.6)
Less: Net income (loss) attributable to noncontrolling interest	22.6	3.3	—	(0.7)	—	—	25.2
Net (loss) income attributable to controlling interest	31.8	49.9	(2.1)	(8.1)	(26.8)	(71.5)	(26.8)
Less: Preferred stock dividends and accretion	—	—	—	—	12.2	—	12.2
Net (loss) income attributable to common and participating preferred stockholders	$31.8	$49.9	$(2.1)	$(8.1)	$(39.0)	$(71.5)	$(39.0)

Three months ended December 30, 2012	Consumer Products	Insurance	Energy	Financial Services	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$870.3	$—	$—	$—	$—	$—	$870.3
Insurance premiums	—	13.8	—	—	—	—	13.8
Net investment income	—	169.6	—	8.4	—	—	178.0
Net investment gains	—	146.5	—	—	—	—	146.5
Insurance and investment product fees and other	—	13.7	—	—	—	—	13.7
Total revenues	870.3	343.6	—	8.4	—	—	1,222.3
Operating costs and expenses:
Consumer products cost of goods sold	582.1	—	—	—	—	—	582.1
Benefits and other changes in policy reserves	—	83.6	—	—	—	—	83.6
Selling, acquisition, operating and general expenses	202.9	26.9	—	3.3	21.5	—	254.6
Amortization of intangibles	17.1	69.5	—	—	—	—	86.6
Total operating costs and expenses	802.1	180.0	—	3.3	21.5	—	1,006.9
Operating income	68.2	163.6	—	5.1	(21.5)	—	215.4
Equity in net income of subsidiaries	—	—	—	—	107.2	(107.2)	—
Interest expense	(69.9)	—	—	—	(73.2)	—	(143.1)
Affiliated interest expense	—	0.7	—	(0.7)	—	—	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	68.9	—	68.9
Other (expense) income, net	(1.6)	0.2	—	—	(7.3)	—	(8.7)
Income from continuing operations before income taxes	(3.3)	164.5	—	4.4	74.1	(107.2)	132.5
Income tax expense	10.6	53.8	—	—	—	—	64.4
Net income	(13.9)	110.7	—	4.4	74.1	(107.2)	68.1
Less: Net income attributable to noncontrolling interest	(6.2)	—	—	0.2	—	—	(6.0)
Net income attributable to controlling interest	(7.7)	110.7	—	4.2	74.1	(107.2)	74.1
Less: Preferred stock dividends and accretion	—	—	—	—	12.1	—	12.1
Net income attributable to common and participating preferred stockholders	$(7.7)	$110.7	$—	$4.2	$62.0	$(107.2)	$62.0

(18) Subsequent Events

HGI Issuance of Senior Unsecured Notes
On January 15, 2014, the Company, entered into a note Purchase Agreement with several purchasers named therein (the "Purchase Agreement"). In connection with the Purchase Agreement, on January 21, 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022. The 7.75% Notes were issued pursuant to an indenture dated as of January 21, 2014 (the "Indenture") by and between the Company and Wells Fargo Bank, National Association, a national banking association ("Wells Fargo"), as trustee. The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014.

Spectrum Brands' Acquisition of The Liquid Fence Company
On January 2, 2014, Spectrum Brands completed the $34.8 cash acquisition of The Liquid Fence Company, Inc. ("Liquid Fence"), a producer of animal repellents. Spectrum Brands will account for the acquisition in accordance with ASC 805. Spectrum Brands is in the process of completing the preliminary purchase accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Harbinger Group Inc. ("HGI," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HGI which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 27, 2013 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2013 as the "Fiscal 2014 Quarter", and the three month ended December 30, 2012 as the "Fiscal 2013 Quarter."
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re, Ltd., “Front Street”), financing and asset management (Five Island Asset Management, LLC, “Five Island”, and Salus Capital Partners, LLC, “Salus”), branded consumer products (Spectrum Brands Holdings, Inc. “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment in a joint venture (the “EXCO/HGI JV”) with EXCO Resources, Inc. (“EXCO”) through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”).
Our outstanding common stock is 55.4% owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”), not giving effect to the conversion rights of the Company’s Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (together, the “Preferred Stock”).
We intend to acquire companies that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. In addition to our intention to acquire controlling equity interests, we may also make investments in debt instruments and acquire minority equity interests in companies. We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which includes FGL and Front Street; (iii) Energy, which includes the EXCO/HGI JV; and (iv) Financial Services, which includes Salus and Five Island.
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
Insurance Segment
Through FGL, we are a provider of annuity and life insurance products to the middle and upper-middle income markets in the United States. With its principal headquarters based in Des Moines, Iowa, and Baltimore, Maryland, FGL operates in the United States through its subsidiaries Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of independent insurance marketing organizations (“IMOs”) and independent insurance agents.
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

Through Front Street, a Bermuda and Cayman-based life and annuity reinsurer, we seeks to add value for cedants through a combination of experienced leadership and customized solutions. By partnering with cedants that have quantifiable risk profiles, Front Street anticipates the ability to manage risks and still maximize performance. Front Street implements a barbell asset management strategy that seeks to enhance investment yield as well as reduce risk and volatility.
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
Financial Services Segment
Our Financial Services segment includes the activities of our asset-based lender, Salus, and our asset manager, Five Island.
Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5.0 to $50.0 million with the ability to lead and agent larger transactions. The Salus platform may also serve as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and/or hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and FSR as participants and funds committed by Salus’ collateralized loan obligation ("CLO") securitization. As of December 31, 2013, Salus, along with its co-lenders FGL and FSR, have funded loans totaling $801.0 million aggregate principal amount outstanding on a consolidated basis. During the Fiscal 2014 Quarter, Salus closed on 5 transactions, representing approximately $312.2 million in total commitments to a variety of well recognized businesses.
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. Since inception through December 31, 2013, none of the loans in Salus' portfolio have been delinquent.
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

Highlights for the Fiscal 2014 Quarter
Significant Transactions and Activity
During the Fiscal 2014 Quarter, our most significant activity included the following:

Consumer Products segment

•
In December 2013, Spectrum Brands amended a senior secured term loan, issuing two tranches maturing September 4, 2019, which provide for borrowings in aggregate principal amounts of $215.0 million and €225.0 million. The proceeds from the amendment were used to refinance a portion of the term loan which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 million prior to refinancing.

•
After the close of the Fiscal 2014 Quarter, on January 29, 2014, Spectrum Brands announced that its Board of Directors declared a quarterly dividend of $0.30 per share on the Company’s common stock, which is an increase of 20% compared to the previous quarterly dividend of $0.25 per share.

Insurance segment

•
In December 2013, FGL announced an initial public offering of 9,750 thousand shares of common stock at a price to the public of $17 per share.  The shares began trading on the New York Stock Exchange on December 13, 2013 under the ticker symbol "FGL".  FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.7% interest.

•
In December 2013, Front Street Re (Cayman) Ltd. ("Front Street Cayman"), a wholly-owned indirect subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 million of its annuity business to Front Street Cayman, on a funds withheld basis.

Financial Services segment

•
Salus originated $312.2 million of new asset-backed loan commitments in the Fiscal 2014 Quarter. Salus, together with its affiliated co-lenders FGL and FSR, had $794.0 million of loans outstanding as of December 31, 2013, net of allowance for credit losses of $7.0 million.

Key financial highlights

•
Net loss attributable to common and participating preferred stockholders decreased to $39.0 million, or $0.28 per common share attributable to controlling interest ($0.28 diluted) in the Fiscal 2014 Quarter, compared to net income attributable to common and participating preferred stockholders of $62.0 million, or $0.31 per common share attributable to controlling interest ($0.03 diluted), in the Fiscal 2013 Quarter.

•	Our Fiscal 2014 Quarter results include the following items:

◦
a $47.2 million loss from the change in the fair value of the equity conversion feature of preferred stock which was the result of a 14.3% increase in our stock price from $10.37 to $11.85 per share during the Fiscal 2014 Quarter; and

◦
income tax expense of $38.3 million was primarily driven by tax expense incurred by certain profitable subsidiaries with no offsetting tax benefit from certain unprofitable subsidiaries due to the fact that these benefits are not more likely than not realizable and tax amortization of certain indefinite lived intangibles.

•	We ended the year with corporate cash and investments of approximately $301.3 million (primarily held at HGI and HGI Funding, LLC).

•
Our Consumer Product’s operating profit for the Fiscal 2014 Quarter increased $56.8 million, or 83.3%, to $125.0 million from $68.2 million for the Fiscal 2013 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $18.3 million, or 11.4%, to $178.8 million versus the Fiscal 2013 Quarter primarily due to higher sales of hardware and home improvement products resulting from the improving U.S. housing market, improved manufacturing productivity, cost reduction initiatives and strong expense management. Adjusted EBITDA margin represented 16.2% of sales as compared to 15.1% in the Fiscal 2013 Quarter. See Non-GAAP measures below for more details.

•
Our Insurance segment’s operating income for the Fiscal 2014 Quarter decreased $78.3 million, to $85.3 million from an operating income of $163.6 million for the Fiscal 2013 Quarter, primarily due to the conclusion of the portfolio repositioning that had resulted in higher realized investment gains in the Fiscal 2013 Quarter. Our Insurance segment’s adjusted operating income (“Insurance AOI”) increased by $24.4 million, or 78.0%, to $55.7 million versus the Fiscal 2013 Quarter, primarily due to an increase in net investment spread during the Fiscal 2014 Quarter as discussed in the Insurance segment discussion below.

•
Our Energy segment’s oil and natural gas revenues were $35.5 million for the Fiscal 2014 Quarter. Operating profit for the Fiscal 2014 Quarter was $6.0 million. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA-Energy") for the Fiscal 2014 Quarter was $18.0 million. For the Fiscal 2014 Quarter, the Energy segment's production was 101.0 MBbl of oil, 142.0 MBbl of natural gas liquids and 5,427.0 Mmcf of natural gas.

•
Our Financial Services segment contributed approximately $4.5 million to our consolidated revenues for the Fiscal 2014 Quarter from the operations of Salus and Five Island together, gross of revenue from affiliated entities. The Financial Services segment had a net loss for the Fiscal 2014 Quarter of $8.8 million resulting from the decrease in revenue previously discussed, increased overhead to support growth and foreign exchange revaluation losses.

•
Through the three months ended December 31, 2013, we received dividends of approximately $50.7 million from our respective subsidiaries, including $43.0 million and $7.7 million from FGL and Spectrum Brands, respectively. The FGL dividend of $43.0 million was a special dividend paid out of the proceeds from FGL's initial public offering in December 2013.

Results of Operations
Fiscal Three Months Ended December 31, 2013 Compared to Fiscal Three Months Ended December 30, 2012
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter		Increase / (Decrease)
	2014	2013	2014 compared to 2013
Revenues:
Consumer Products	$1,100.6	$870.3	$230.3
Insurance	373.1	343.6	29.5
Energy	35.5	—	35.5
Financial Services	4.5	8.4	(3.9)
Intersegment elimination	(3.7)	—	(3.7)
Consolidated revenues	$1,510.0	$1,222.3	$287.7

Operating income (loss):
Consumer Products	$125.0	$68.2	$56.8
Insurance	85.3	163.6	(78.3)
Energy	6.0	—	6.0
Financial Services	(3.9)	5.1	(9.0)
Intersegment elimination	(3.7)	—	(3.7)
Total segments	208.7	236.9	(28.2)
Corporate and Other	(29.4)	(21.5)	(7.9)
Consolidated operating income	179.3	215.4	(36.1)
Interest expense	(84.0)	(143.1)	59.1
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(47.2)	68.9	(116.1)
Gain on contingent purchase price reduction	0.5	—	0.5
Other expense, net	(11.9)	(8.7)	(3.2)
Consolidated income from continuing operations before income taxes	36.7	132.5	(95.8)
Income tax expense	38.3	64.4	(26.1)
Net (loss) income	(1.6)	68.1	(69.7)
Less: Net income (loss) attributable to noncontrolling interest	25.2	(6.0)	31.2
Net (loss) income attributable to controlling interest	(26.8)	74.1	(100.9)
Less: Preferred stock dividends and accretion	12.2	12.1	0.1
Net (loss) income attributable to common and participating preferred stockholders	$(39.0)	$62.0	$(101.0)

Revenues. Revenues for the Fiscal 2014 Quarter increased $287.7 million, or 23.5%, to $1,510.0 million from $1,222.3 million for the Fiscal 2013 Quarter. The increase was primarily driven by the full period effect of the acquisition of the hardware and home improvement product line in our Consumer Products segment during the Fiscal 2013 Quarter, our acquisition of an equity interest in the EXCO/HGI JV in February 2013 and an increase in investment income resulting from the deployment of cash in our Insurance segment.

Consolidated operating income. Consolidated operating income for the Fiscal 2014 Quarter decreased $36.1 million, or 16.8%, to $179.3 million from $215.4 million for the Fiscal 2013 Quarter. The decrease is primarily due to lower operating income originating from our Insurance segment as a result of the conclusion of the portfolio repositioning that had resulted in higher realized investment gains in the Fiscal 2013 Quarter, and higher corporate expenses primarily due to higher stock based compensation expense amortization. These decreases in operating income were offset in part by higher operating income from our Consumer Products segment as a result of the inclusion of a full quarter of results from their hardware and home improvement acquisition in the Fiscal 2013 Quarter and an overall decrease in acquisition and integration related charges.
Interest Expense. Interest expense decreased $59.1 million to $84.0 million for the Fiscal 2014 Quarter from $143.1 million for the Fiscal 2013 Quarter. The decrease is primarily due to a decrease in acquisition and other financing costs as compared to the Fiscal 2013 Quarter, along with refinancing to lower interest rate debt during the course of Fiscal 2013.
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $47.2 million for the Fiscal 2014 Quarter was principally due to an increase in the market price of our common stock from $10.37 to $11.85 per share during the Fiscal 2014 Quarter. During the Fiscal 2013 Quarter the gain from the change in the fair value of the equity conversion feature of the preferred stock of $68.9 million was principally due to a decrease in the market price of our common stock from $8.43 to $7.50 per share during the Fiscal 2013 Quarter.
Other expense, net. Other expense, net increased $3.2 million to $11.9 million for Fiscal 2014 Quarter from $8.7 million for Fiscal 2013 Quarter. The increase resulted from an increase in foreign exchange losses arising from Salus' Canadian-dollar denominated loan portfolio, and unrealized losses on oil and natural gas derivatives. Offsetting these increases was a decrease in unrealized losses on HGI Funding's equity-investment portfolio, as compared to the Fiscal 2013 Quarter.
Income Taxes. For the Fiscal 2014 Quarter our effective tax rate of 104.4% was negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) net operating losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock for which no tax benefit is available; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the United States due to its tax net operating loss position.
Net operating loss (“NOL”) and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to valuation allowances, as we concluded that all or a portion of the associated tax benefits are not more-likely than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period.
For the Fiscal 2013 Quarter, our effective tax rate of 48.6% was negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) pre-tax losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) tax amortization of certain indefinite lived intangibles; and (iv) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the United States due to its tax net operating loss position. Partially offsetting these factors in the Fiscal 2013 First Quarter was: (i) a partial release of U.S. valuation allowances of $45.9 million as a result of a recent acquisition by Spectrum Brands; and (ii) income resulting from a decrease in the fair value of the equity conversion feature of Preferred Stock which is not taxable.
Spectrum Brands’ management decided to not permanently reinvest the Fiscal 2012 and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. Using these earnings, Spectrum Brands plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on the expected future repatriation of foreign earnings. For Fiscal 2014, we expect to accrue less than $3.0 million of additional foreign tax expense from non-U.S. withholding and other taxes expected to be incurred as a result of the repatriation of current foreign earnings.
During the Fiscal 2014 First Quarter, Spectrum Brands estimated and recorded a $178.7 million reduction of its U.S. net operating loss carryforwards as a result of actual and deemed repatriations of foreign earnings. Due to full valuation allowances on the Spectrum Brands’ U.S. net operating loss carryforwards, there was no material impact on Spectrum Brands’ quarterly or projected annual income tax expense.
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HGI, which was 41.4% and 42.6% for Spectrum Brands, 19.3% and 0.0% for FGL, and 14.3% and 7.7% for Salus, as of December 31, 2013 and December 30, 2012, respectively.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion; and (iii) accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs.
For purposes of determining the Preferred Stock non-cash principal accretion amount, we calculate the value of HGI’s net assets (the “Preferred Stock NAV”) in accordance with terms of the certificates of designation of the Preferred Stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of September 30, 2013, calculated in accordance with the certificates of designation, was approximately $2.1 billion. This calculation results in no quarterly non-cash accretion for the Fiscal 2014 and 2013 Quarters, although it could increase to an annualized rate of 2% or 4% in subsequent periods if the performance of the Preferred Stock NAV declines below approximately $1.3 billion.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter		Increase / (Decrease)
	2014	2013	2014 compared to 2013

Net consumer product sales	$1,100.6	$870.3	$230.3
Consumer products cost of goods sold	719.4	582.1	137.3
Consumer products gross profit	381.2	288.2	93.0
Selling, acquisition, operating and general expenses	236.0	202.9	33.1
Amortization of intangibles	20.2	17.1	3.1
Operating income - Consumer Products segment	$125.0	$68.2	$56.8
Revenues. Net consumer products sales for Fiscal 2014 Quarter increased $230.3 million, or 26.5%, to $1,100.6 million from $870.3 million for Fiscal 2013 Quarter. The increase in net consumer product sales in the Fiscal 2014 Quarter is primarily due to the full period effect of the inclusion of sales from Spectrum Brands' hardware and home improvement product line acquisition that occurred in the Fiscal 2013 Quarter and increases in sales of Spectrum Brands' home and garden control and electric personal care products. On a proforma basis, assuming the acquisition had occurred at the beginning of the Fiscal 2013 Quarter, hardware and home improvement sales increased $52.6 million to $278.4 million in the Fiscal 2014 Quarter. These increases in sales were offset in part by decreases in sales in Spectrum Brands' other product lines, primarily within the pet supplies product lines. Revenue from the pet supplies product line was negatively impacted by key retailer inventory reductions, coupled the non-recurrence of companion animal promotions that occurred in the Fiscal 2013 Quarter.

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter		Increase (Decrease)
Product line net sales	2014	2013	2014 compared to 2013
Consumer batteries	$264.5	$271.0	$(6.5)
Small appliances	216.8	220.1	(3.3)
Hardware and home improvement products	278.4	34.0	244.4
Pet supplies	129.1	139.8	(10.7)
Home and garden control products	33.7	30.5	3.2
Electric shaving and grooming products	90.6	92.9	(2.3)
Electric personal care products	87.5	82.0	5.5
Total net sales to external customers	$1,100.6	$870.3	$230.3
Consumer products cost of goods sold / Consumer products gross profit. Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2014 Quarter was $381.2 million compared to $288.2 million for the Fiscal 2013 Quarter. The increase in gross profit was driven by the full period effect of the inclusion of the hardware and home improvement product line acquisition which contributed $98.0 million in gross profit. Gross profit margin for the Fiscal 2014 Quarter increased to 34.6% from 33.1% in the Fiscal 2013 Quarter. The increase in gross profit margin was driven by favorable product mix and increased productivity.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $33.1 million, or 16.3%, to $236 million for the Fiscal 2014 Quarter, from $202.9 million for the Fiscal 2013 Quarter. The $33.1 million increase in Spectrum Brands’ selling, operating and general expenses is principally due to the Hardware Acquisition which accounted for an increase of $59.0 million in operating expenses, tempered by a $15.3 million decrease in acquisition and integration related charges and a $3.0 million decrease in restructuring and related charges.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles increased $3.1 million, or 18.1%, to $20.2 million from $17.1 million for the Fiscal 2013 Quarter. The increase in the Fiscal 2014 Quarter from the Fiscal 2013 Quarter was primarily due to an increase in amortization of intangibles acquired as part of the hardware and home improvement acquisition in the Fiscal 2013 Quarter.
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

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter		Increase / (Decrease)
	2014	2013	2014 compared to 2013

Insurance premiums	$13.9	$13.8	$0.1
Net investment income	200.4	169.6	30.8
Net investment gains	141.9	146.5	(4.6)
Insurance and investment product fees and other	16.9	13.7	3.2
Total Insurance segment revenues	373.1	343.6	29.5
Benefits and other changes in policy reserves	234.7	83.6	151.1
Acquisition, operating and general expenses, net of deferrals	29.9	26.9	3.0
Amortization of intangibles	23.2	69.5	(46.3)
Total Insurance segment operating costs and expenses	287.8	180.0	107.8
Operating income - Insurance segment	$85.3	$163.6	$(78.3)
Insurance premiums. Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder, and reinsurance premiums assumed by Front Street. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers.
For the Fiscal 2014 Quarter, premiums increased $0.1 million, or 0.7%, to $13.9 million from $13.8 million for the Fiscal 2013 Quarter.
Net investment income. For the Fiscal 2014 Quarter, net investment income increased $30.8 million, or 18.2%, to $200.4 million from $169.6 million for the Fiscal 2013 Quarter. During the Fiscal 2013 Quarter investment income was impacted by FGL’s decision to be defensive with its investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to its liabilities. In addition, FGL sold certain investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the Fiscal 2013 Quarter. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. FGL began reinvesting the sales proceeds in September 30, 2013 and saw a substantial increase in its earned yield during the Fiscal 2014 Quarter. FGL continued its reinvestment strategy during the Fiscal 2014 Quarter resulting in a decrease in cash and short-term investments of $1,302.4 million from December 30, 2012 to December 31, 2013 and a corresponding increase in earned yield and net investment income during the Fiscal 2014 Quarter.
Average invested assets (on an amortized cost basis) were $16.8 billion and $16.3 billion, and the average yield earned on average invested assets was 4.8% and 4.3% (annualized) for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively, compared to interest credited and option costs of 3.1% and 3.2%(annualized), for each period, respectively.

FGL’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter
	2014	2013
Average yield on invested assets	4.8%	4.3%
Less: Interest credited and option cost	3.1%	3.2%
Net investment spread	1.7%	1.1%

The net investment spread for the Fiscal 2014 Quarter is 0.6% higher than for the Fiscal 2013 Quarter due to the re-investment strategy discussed above which resulted in a decrease in cash and short-term investments and an increase in average yield earned and net investment income.

Net investment gains. For the Fiscal 2014 Quarter, FGL had net investment gains of $141.9 million compared to net investment gains of $146.5 million for the Fiscal 2013 Quarter. The period over period decrease of $4.6 million is primarily due to $15.2 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Quarter, compared to net investment gains of $172.0 million for the Fiscal 2013 Quarter. The $156.8 million decrease period over period is primarily due to FGL's portfolio repositioning trading activity during the Fiscal 2013 Quarter as described above.

Partially offsetting the decrease in gains on fixed maturity and equity available-for-sale securities quarter over quarter, was an increase in net realized and unrealized gains on futures contracts and call options of $153.0 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based. FGL utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. FGL utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 10% and decreased 1% during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date). Accordingly, FGL experienced net unrealized gains on equity options of $61.7 million during the Fiscal 2014 Quarter compared to net unrealized losses of $43.8 million in the Fiscal 2013 Quarter, an increase of $105.5 million quarter over quarter.
The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter		Increase / (Decrease)
	2014	2013	2014 compared to 2013
Call options:
Gain (loss) on option expiration	$52.6	$22.9	$29.7
Change in unrealized gain (loss)	61.7	(43.8)	105.5
Futures contracts:
Gain (loss) on futures contracts expiration	13.1	(7.2)	20.3
Change in unrealized gain (loss)	—	2.5	(2.5)
	$127.4	$(25.6)	$153.0
The average index credits to policyholders were as follows:

	Fiscal Quarter
	2014	2013
S&P 500 Index:
Point-to-point strategy	5.2%	4.9%
Monthly average strategy	5.4%	5.0%
Monthly point-to-point strategy	8.4%	2.9%
3 Year high water mark	18.8%	18.7%
For the Fiscal 2014 Quarter, the average credit to contractholders from index credits during the period was 6.6% compared to 4.4% for the Fiscal 2013 Quarter. The credits for the Fiscal 2014 Quarter were based on comparing the S&P 500 Index on each issue date in the Fiscal 2014 Quarter to the same issue date in the Fiscal 2013 Quarter. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2013 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter.

Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $3.2 million, or 23.4% to $16.9 million, for the Fiscal 2014 Quarter from $13.7 million for the Fiscal 2013 Quarter. These increases are primarily due to the growth in sales of FGL's indexed individual life ("IUL") and FIA products and the associated product fees associated with them over the past year.
Benefits and other changes in policy reserves. For the Fiscal 2014 Quarter, benefits and other changes in policy reserves increased $151.1 million, or 180.7%, to $234.7 million, from $83.6 million for the Fiscal 2013 Quarter principally due to the FIA market value liability which increased $80.3 million during the Fiscal 2014 Quarter compared to a $68.1 million decrease during the Fiscal 2013 Quarter. The FIA market value liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $148.4 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of FGL's derivative assets quarter over quarter).
Partially offsetting this increase was the FIA present value of future credits and guarantee liability change, which decreased $51.7 million during the Fiscal 2014 Quarter compared to an $18.6 million decrease during the Fiscal 2013 Quarter. The period over period decrease of $33.1 million was primarily driven by the increase in risk free rates quarter over quarter, which reduced reserves by $37.4 million and $12.2 million during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively.
Below is a summary of the major components included in benefits and other changes in policy reserves for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter:

	Fiscal		Increase / (Decrease)
	2014	2013	2014 compared to 2013
FIA market value option liability	$80.3	$(68.1)	$148.4
FIA present value future credits & guarantee liability change	(51.7)	(18.6)	(33.1)
Index credits, interest credited & bonuses	162.1	133.2	28.9
Annuity Payments	58.2	59.9	(1.7)
Other policy benefits and reserve movements	(14.2)	(22.8)	8.6
Total benefits and other changes in policy reserves	$234.7	$83.6	$151.1

Acquisition, operating and general expenses, net of deferrals. Acquisition, operating and general expenses, net of deferrals, of the Insurance segment, increased $3.0 million, or 11.2%, to $29.9 million for the Fiscal 2014 Quarter, from $26.9 million for the Fiscal 2013 Quarter principally due to the increased general and administrative expenses at FSR resulting from its inaugural reinsurance transactions assumed during the year ended September 30, 2013 and Fiscal 2014 Quarter. The increase was partially offset by a decrease in FGL's general operating expenses resulting from its initiative to reduce excess discretionary operating expenses.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles decreased $46.3 million, or 66.6%, to $23.2 million from $69.5 million for the Fiscal 2013 Quarter. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the decrease in amortization quarter over quarter was primarily driven by a decrease in the current gross margins caused by the change in realized gains discussed above.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment for the Fiscal 2014 Quarter:

Fiscal Quarter
2014
Oil and natural gas revenues	$35.5
Oil and natural gas direct operating costs	16.1
Oil and natural gas operating margin	19.4
Acquisition, operating and general expenses, net of deferrals	13.4
Operating income - Energy segment	$6.0
Oil and natural gas production, revenues, and prices Oil and natural gas revenues were $35.5 million for the Fiscal 2014 Quarter. The Energy segment’s average sales price was $92.96 per Bbl of oil, $46.03 per Bbl of natural gas liquids, and $3.60 per Mcf of natural gas for the Fiscal 2014 Quarter. The Energy segment’s developmental activities in the Permian basin during the quarter included 5 wells spud and 4 wells completed and 3 wells turned-to-sales. The production during the quarter consisted of 5.3 Bcfe from the East Texas/North Louisiana region and 1.6 Bcfe from the Permian basin.
Direct operating costs and expenses Direct operating costs and expenses consist of oil and natural gas operating costs, gathering and transportation expenses, and production and ad valorem taxes. The Energy segment’s oil and natural gas operating costs for the Fiscal 2014 Quarter were $10.4 million or $1.51 per Mcfe. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. The Energy segment is currently focused on implementing programs to reduce its oil and natural gas operating costs.
Gathering and transportation expenses totaled $3.2 million or $0.46 per Mcfe for the Fiscal 2014 Quarter. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses.
For the Fiscal 2014 Quarter, production and ad valorem taxes were $2.6 million, or $0.37 per Mcfe. On a percentage of revenue basis, production and ad valorem taxes were 7.2% of gross oil and natural gas sales for the Fiscal 2014 Quarter. In Louisiana, where a substantial percentage of the Energy segment’s production is derived, severance taxes are levied on a per Mcf basis. During the Fiscal 2014 Quarter, wells that did not have a severance tax holiday were charged a severance tax rate of $0.12 per Mcf.
Acquisition, operating and general expenses, net of deferrals The Energy segment’s general and administrative costs for the Fiscal 2014 Quarter were $1.7 million, or $0.25 per Mcfe. Significant components of general and administrative expense for the Fiscal 2014 Quarter included (i) service agreement charges of $2.4 million related to accounting, legal, information technology, treasury, engineering, and other costs; (ii) employee personnel costs of $1.2 million, including salaries, bonuses, insurance and other benefits; and (iii) other miscellaneous expenses of $0.6 million including audit fees, legal expenses, and other office expenses. General and administrative costs are reduced by (i) operator overhead reimbursements allocated to the working interest owners of the Energy segment’s operated oil and natural gas properties of $2.2 million; and (ii) capitalized salaries and share-based compensation related to the Energy segment’s oil and natural gas exploration and production activities of $0.3 million.
Depletion expense for the Fiscal 2014 Quarter was $10.8 million, or $1.57 on a per Mcfe basis. Depletion expense was calculated using the unit-of-production method for Energy segment's proved oil and gas properties. The Energy segment's depreciation expense was $0.4 million for the Fiscal 2014 Quarter. This depreciation relates to Energy segment's gas gathering assets in the East Texas/North Louisiana region. Accretion of discount on asset retirement obligations was $0.5 million for the Fiscal 2014 Quarter.

Summary of key financial data
A summary of key financial data for the period from inception to December 31, 2013 related to our proportionate 74.5% interest in the results of operations of the EXCO/HGI JV reported in the Energy segment is presented below:

Fiscal Quarter
(dollars in millions, except per unit prices)	2014
Production:
Oil (Mbbls)	101.0
Natural gas liquids (Mbbls)	142.0
Natural gas (Mmcf)	5,427.0
Total production (Mmcfe) (1)	6,885.0
Average daily production (Mmcfe)	75.7
Revenues before derivative financial instrument activities:
Oil	$9.4
Natural gas liquids	6.5
Natural gas	19.6
Total revenues	$35.5
Oil and natural gas derivative financial instruments:
Loss on derivative financial instruments	$(3.4)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$92.96
Natural gas liquids (per Bbl)	46.03
Natural gas (per Mcf)	3.60
Natural gas equivalent (per Mcfe)	5.15
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.51
Production and ad valorem taxes	0.37
Gathering and transportation	0.46
Depletion	1.57
Depreciation and amortization	0.06
General and administrative	0.25

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Financial Services Segment
Presented below is a table that summarizes the results of operations of our Financial Services Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2014	2013	Increase / (Decrease)

Financial Services segment revenues	$4.5	$8.4	$(3.9)
Financial Services segment operating costs and expenses	8.4	3.3	5.1
Operating (loss) income - Financial Services segment	$(3.9)	$5.1	$(9.0)

Financial Services segment revenues and operating (loss) income. Revenues for the Fiscal 2014 Quarter decreased

$3.9 million to $4.5 million from $8.4 million in the Fiscal 2013 Quarter. The operating loss for the Fiscal 2014 Quarter decreased $9.0 million to $3.9 million, from operating income of $5.1 million earned during the Fiscal 2013 Quarter. The decrease in revenues during the three months is primarily the result of the non-recurrence of a success fee on a loan in the Fiscal 2013 Quarter which was offset in part by an increase in interest earned as a result of an increase in the asset-based loans originated and serviced by the operations of Salus to $801.0 million from $207.4 million in the Fiscal 2013 Quarter. The increase in operating expenses during the three months is primarily due to an increase in salary and benefit expenses resulting from the addition of employees since the Fiscal 2013 Quarter, and to a lesser extent an increase in expenses due to increased operations.

Also contributing to revenues and operating income in the Fiscal 2014 Quarter was an increase in asset management fees earned from affiliates by the operations of Five Island, a wholly-owned asset management company, with up to $0.5 billion, as of December 31, 2013, in assets under management.

Corporate and Other Segment

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $7.9 million to $29.4 million for the Fiscal 2014 Quarter from $21.5 million for the Fiscal 2013 Quarter. The $7.9 million increase in corporate expenses for Fiscal 2014 Quarter is primarily due to (i) a $7.2 million increase in amortization of unearned stock-based compensation for awards in the current and prior years; (ii) an increase in consultant fees for legal and external accountant fees; (iii) an increase in the cost of directors and officers insurance; (iv) an increase in payroll costs and rent; and (vi) an increase in other expenses due to the expansion of our overall operations during the Fiscal 2014 Quarter. These increases were partially offset by a decrease in acquisition and integration related charges.
HGI’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s net asset value (“Compensation NAV”). Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. HGI’s accrual for these bonus compensation expenses for the Fiscal 2014 Quarter, as compared to the respective comparable prior fiscal periods, resulted in a negligible change. This reflects the underlying performance and growth in the Compensation NAV, which has grown approximately 10.4% in the Fiscal 2014 Quarter.

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

The table below shows the adjustments made to the reported net income (loss) of the consumer products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter
Reconciliation to reported net income (loss) :	2014	2013
Reported net income (loss) - consumer products segment	$54.4	$(13.9)
Add back:
Interest expense	57.0	69.9
Income tax expense	12.7	10.6
HHI Business inventory fair value adjustment	—	5.2
Pre-acquisition earnings of HHI Business	—	30.3
Restructuring and related charges	4.5	6.6
Acquisition and integration related charges	5.5	20.8
Adjusted EBIT - consumer products segment	134.1	129.5
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	17.9	10.7
Amortization of intangibles	20.2	17.1
Stock-based compensation	6.6	3.2
Adjusted EBITDA - consumer products segment	$178.8	$160.5
Adjusted Operating Income — Insurance. Insurance AOI is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure FGL uses to evaluate financial performance each period. For the Fiscal 2014 Quarter, Insurance AOI increased $24.4 million to $55.7 million, or 78.0%, from $31.3 million for the Fiscal 2013 Quarter. The increase is primarily due to an increase in net investment spread during the Fiscal 2014 Quarter as discussed above.
The table below shows the adjustments made to the reported net income before taxes of the insurance segment to calculate Insurance AOI (in millions):

	Fiscal Quarter
Reconciliation to reported income from continuing operations before income taxes - insurance segment:	2014	2013
Reported income from continuing operations before income taxes - insurance segment:	$79.7	$164.5
Interest expense	5.6	—
Affiliated interest income	—	(0.7)
Other income	—	(0.2)
Reported operating income - insurance segment	85.3	163.6
Effect of investment gains, net of offsets	(6.1)	(125.7)
Effect of change in FIA embedded derivative discount rate, net of offsets	(23.5)	(6.6)
Adjusted operating income - insurance segment	$55.7	$31.3
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

The table below shows the adjustments made to the reported net loss income of the EXCO/HGI JV to calculate its Adjusted EBITDA-Energy (in millions):

Fiscal Quarter
Reconciliation to reported net loss:	2014
Reported net loss - energy segment	$(2.1)
Interest expense	4.7
Depreciation, amortization and depletion	11.2
EBITDA - energy segment	13.8
Accretion of discount on asset retirement obligations	0.5
Loss on derivative financial instruments	3.4
Cash settlements on derivative financial instruments	0.2
Stock based compensation expense	0.1
Adjusted EBITDA - energy segment	$18.0

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes and the new 7.75% senior unsecured notes due 2022 issued in January of 2014 (see Note 18, Subsequent Events) (approximately $88.4 million per year), dividend payments on its Preferred Stock (approximately $32.9 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During Fiscal 2014 Quarter, we received $50.7 million in cash dividends from FGL and Spectrum ($43.0 million and $7.7 million, respectively). The FGL dividend of $43.0 million was a special dividend paid out of the proceeds from FGL's initial public offering in December 2013. We expect to receive approximately $117.0 million of dividends during fiscal 2014 (inclusive of the $50.7 million already received during the Fiscal 2014 Quarter), which along with cash on hand exceeds our expected cash requirements to satisfy our interest and dividend obligations, and general administrative expenses. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses, or make payments on their indebtedness. While we are not obligated to provide such capital, we may determine to do so based on a consideration of a variety of facts. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources, including from the issuance of debt and/or equity by HGI or our subsidiaries. For example, Front Street, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities. HGI, FGL and Front Street have also committed to provide Salus with capital and financing, in order to engage in asset based lending transactions.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At December 31, 2013, HGI’s corporate cash, cash equivalents and investments were $301.3 million.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HGI. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to retire or refinance our 7.875% Notes, the 7.75% Notes, or Preferred Stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2013 through a combination of cash on hand ($131.8 million at December 31, 2013) and cash flows from operations and available borrowings under its ABL revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2014 will be approximately $70.0 million to $75.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested. At December 31, 2013, there are no significant foreign cash balances available for repatriation. During Fiscal 2014, Spectrum Brands expects to generate between $70.0 million and $100.0 million of foreign cash that it expects will be repatriated for general corporate purposes.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, we may limit dividend payments from our major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of December 31, 2013, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

Financial Condition
As of December 31, 2013 and December 30, 2012, the Company’s investment portfolio was approximately $17.7 billion and $16.5 billion, respectively, and was divided among the following asset classes (dollars in millions):

	December 31, 2013		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,601.8	9.1%	$1,523.1	9.3%
Commercial mortgage-backed securities	444.6	2.5%	454.4	2.8%
Corporates	10,046.6	56.9%	9,418.3	57.2%
Equities (a)	375.9	2.1%	352.5	2.1%
Hybrids	418.1	2.4%	428.8	2.6%
Municipals	1,121.4	6.3%	1,007.0	6.1%
Agency residential mortgage-backed securities	91.0	0.5%	98.6	0.6%
Non-agency residential mortgage-backed securities	1,652.0	9.3%	1,368.0	8.3%
U.S. Government	711.1	4.0%	1,001.8	6.1%
Derivatives	294.5	1.7%	221.8	1.3%
Asset-based loans	794.0	4.5%	560.4	3.4%
Other (primarily policy loans and other invested assets)	117.3	0.7%	31.2	0.2%
Total investments	$17,668.3	100.0%	$16,465.9	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($242.6 million and $226.3 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($44.3 million and $44.6 million, respectively).
Fixed Maturity Securities
Insurance statutes regulate the type of investments that our subsidiary FGL is permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and FGL's business and investment strategy, FGL generally seeks to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, a nationally recognized statistical rating organization ("NRSRO")), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.
 As of December 31, 2013 and September 30, 2013, FGL’s fixed maturity available-for-sale portfolio was approximately $16.1 billion and $15.3 billion, respectively. The increase in B and below investments from September 30, 2013 to December 31, 2013 is primarily due to the acquisition of certain non-agency mortgage-backed securities (“RMBS”), which carry a NAIC 1 designation.
The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (dollars in millions):

	December 31, 2013		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,497.1	9.3%	$1,737.9	11.4%
AA	2,390.6	14.9%	2,423.1	15.8%
A	4,039.4	25.1%	3,791.3	24.8%
BBB	5,958.6	37.0%	5,499.0	35.9%
BB (a)	502.0	3.1%	442.2	2.9%
B and below (b)	1,698.9	10.6%	1,406.5	9.2%
Total	$16,086.6	100.0%	$15,300.0	100.0%

(a) Includes $36.6 million and $31.4 million at December 31, 2013 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,396.7 million and $1,096.3 million at December 31, 2013 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.

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
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper, ("Alt-A"), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of FGL's RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. This is primarily due to credit and change of intent impairments recorded by FGL which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, FGL presents the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The tables below present FGL's fixed maturity securities by NAIC designation as of December 31, 2013 and September 30, 2013 (dollars in millions):

	December 31, 2013			September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,429.5	$9,626.0	59.8%	$9,157.0	$9,367.6	61.2%
2	5,733.5	5,751.8	35.8%	5,352.6	5,369.7	35.1%
3	373.6	382.1	2.4%	379.5	389.4	2.6%
4	270.5	271.5	1.7%	132.7	133.0	0.9%
5	55.3	54.3	0.3%	34.4	34.3	0.2%
6	0.9	0.9	—%	5.9	6.0	—%
	$15,863.3	$16,086.6	100.0%	$15,062.1	$15,300.0	100.0%

Non-Agency RMBS Exposure
In late 2011 and 2012, following stabilization in the housing market, and a review of the loss severity methodology utilized by the NAIC, which took into account home price appreciation vectors, rather than NRSRO ratings criteria, FGL began to increase exposure to non-agency RMBS securities across the spectrum. These investment decisions were driven by rigorous analysis of the underlying collateral, as well as considerations of structural characteristics associated with these positions.
In all cases, FGL has been a buyer of non-agency RMBS securities in the secondary market. FGL does not originate non-agency whole loans, regardless of underlying collateral.
FGL’s investment in non-agency RMBS securities is predicated by the conservative and adequate cushion between purchase price and NAIC 1 rating, favorable capital characteristics, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market. FGL believes incremental purchases of non-agency RMBS securities bring its asset allocation back more in line with typical life insurance company’s structured exposure.
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $453.7 million and $520.0 million as of December 31, 2013, respectively, and $360.7 million and $394.9 million as of September 30, 2013, respectively. FGL continues to focus on NAIC 1 and 2 rated investments and has reduced its exposure to NAIC 4 or lower rated investments, since September 30, 2013. The following tables summarize FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2013 and September 30, 2013:

December 31, 2013						September 30, 2013
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	96.8%	AAA	3.7%	2007	17.8%	1	92.5%	AAA	4.8%	2007	21.8%
2	2.4%	AA	1.8%	2006	31.9%	2	6.0%	AA	2.3%	2006	23.9%
3	0.6%	A	7.7%	2005 and prior	50.3%	3	0.7%	A	8.7%	2005 and prior	54.3%
4	0.2%	BBB	2.6%		100.0%	4	0.5%	BBB	3.9%		100.0%
5	—%	BB and below	84.2%			5	0.3%	BB and below	80.3%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%

Asset-backed securities Exposure
As of December 31, 2013, FGL's asset-backed securities ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 90.6% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL's ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables and home equity-backed securities.
The following tables summarize FGL's ABS exposure. The non-CLO exposure represents 9.4% of total ABS assets, or 0.9% of total invested assets. As of December 31, 2013, the CLO and non-CLO positions were trading at a net unrealized gain position of $9.3 million and $1.8 million, respectively.
The non-CLO exposure as of September 30, 2013 represented 12.8% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $20.4 million and $(1.0) million, respectively.

	December 31, 2013		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized loan obligations	$1,451.7	90.6%	$1,328.0	87.2%
Other	121.5	7.6%	107.3	7.0%
Car Loans	11.9	0.7%	11.7	0.8%
Home Equity	8.8	0.6%	68.1	4.5%
Utility	7.9	0.5%	8.0	0.5%
Total asset-backed securities	$1,601.8	100.0%	$1,523.1	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2013 and September 30, 2013 were as follows (dollars in millions):

	December 31, 2013				September 30, 2013
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	21	$345.1	$(6.2)	$338.9	18	$758.9	$(4.0)	$754.9
United States Government sponsored agencies	14	11.6	(0.1)	11.5	17	10.1	(0.2)	9.9
United States municipalities, states and territories	87	691.3	(45.0)	646.3	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	180	1,932.6	(86.8)	1,845.8	170	1,867.9	(84.2)	1,783.7
Manufacturing, construction and mining	56	536.8	(31.8)	505	48	537.1	(36.0)	501.1
Utilities and related sectors	83	657.1	(23.4)	633.7	73	546.8	(19.2)	527.6
Wholesale/retail trade	45	362.3	(13.9)	348.4	45	362.9	(13.6)	349.3
Services, media and other	51	525.3	(33.2)	492.1	50	513.7	(32.1)	481.6
Hybrid securities	11	117.7	(3.2)	114.5	6	55.3	(3.3)	52.0
Non-agency residential mortgage-backed securities	84	421.0	(11.3)	409.7	85	408.5	(13.4)	395.1
Commercial mortgage-backed securities	16	38.5	(3.2)	35.3	10	33.0	(1.6)	31.4
Asset-backed securities	76	632.6	(8.2)	624.4	56	416.0	(5.2)	410.8
Equity securities	19	152.4	(13.8)	138.6	17	161.1	(10.3)	150.8
	743	$6,424.3	$(280.1)	$6,144.2	666	$6,189.8	$(263.9)	$5,925.9

The gross unrealized loss position on the portfolio as of December 31, 2013, was $280.1 million, an increase of $16.2 million from $263.9 million as of September 30, 2013. The following is a description of the factors that FGL believes caused the increase in the gross unrealized loss. Through December 31, 2013, treasury yields climbed as concerns about the cessation of Federal Reserve stimulus affected market participants. Bond mutual fund flows turned sharply negative in the last months of the quarter, and fixed income security prices declined accordingly.
FGL's municipal bond exposure is a combination of general obligation bonds (fair value of $328.9 million and an amortized cost of $332.1 million) and special revenue bonds (fair value of $793.0 million and amortized cost of $789.0 million). Across all municipal bonds, the largest issuer represented 7.9% of the category, and the largest single municipal bond issuer represents less than 0.5% of the entire portfolio and is rated NAIC 1. FGL's focus within municipal bonds is on NAIC 1 rated instruments, and 99.9% of the municipal bond exposure is rated NAIC 1. FGL has no exposure to troubled municipalities including the City of Detroit.
Finance and finance-related corporates and hybrids remain the largest component of the $280.1 million unrealized loss position. Although as a percentage of overall unrealized loss position, this segment has been relatively stable at 31% of the total unrealized loss, FGL views the increase in the unrealized loss position as a function of higher treasury yields. The unrealized loss position in non-agency RMBS decreased from $13.4 million as of September 30, 2013 to $11.3 million as of December 31, 2013, as this asset class strengthened on growing conviction, and firming fundamentals within the housing market. FGL continues to see the underlying fundamentals in this asset class as relatively stable, and potentially, less subject to interest rate volatility. FGL will remain open to opportunities within the structured mortgage market.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2013 and September 30, 2013 , were as follows:

	December 31, 2013				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Six months or more and less than twelve months	11	99.2	77.0	(22.2)	—	—	—	—
Twelve months or greater	—	—	—	—	1	0.6	—	(0.6)
Total investment grade	11	99.2	77.0	(22.2)	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	1	0.4	0.1	(0.3)	1	—	—	—
Six months or more and less than twelve months	2	—	—	—	1	—	—	—
Twelve months or greater	3	2.4	—	(2.4)	2	0.4	—	(0.4)
Total below investment grade	6	2.8	0.1	(2.7)	4	0.4	—	(0.4)

Total	17	$102.0	$77.1	$(24.9)	14	$79.3	$60.9	$(18.4)

As of December 31, 2013 FGL held (i) one security that was in an unrealized loss position less than six months, (ii) thirteen securities that were in an unrealized loss position greater than six months but less than 12 months and (iii) three securities that were in an unrealized loss position greater than 12 months. This included eleven investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $99.2 million and $77.0 million, respectively as well as six securities below investment grade with an amortized cost and an estimated fair value of $2.8 million and $0.1 million, respectively.

As of September 30, 2013 FGL held (i) ten securities that had unrealized losses greater than 20% that were in an unrealized loss position greater than six months, (ii) one security that was in an unrealized loss position greater than six months but less than 12 months and (iii) three securities that were in an unrealized loss position greater than 12 months. This included ten investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and estimated fair value of $78.9 million and $60.9 million, respectively, as well as four securities below investment grade with an amortized cost of $0.4 million.
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the assets' amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At December 31, 2013 and September 30, 2013, FGL's watch list included only twenty and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $102.2 million and $79.3 million, unrealized losses of $25.0 million and $18.4 million, and a fair value of $77.2 million and $60.9 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the December 31, 2013 and September 30, 2013 carrying values were fully recoverable.
There were nine and six structured securities on the watch list to which FGL had potential credit exposure as of December 31, 2013 and September 30, 2013. FGL's analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2013 and September 30, 2013 carrying values were fully recoverable.
Exposure to European Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt as of December 31, 2013 or September 30, 2013.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of December 31, 2013, refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
Net Investment Income and Net investment gains
For discussion regarding FGL’s net investment income and net investment gains refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding FGL’s concentration of financial instruments refer to Note 3, Significant Risks and Uncertainties, to our Condensed Consolidated Financial Statements.
Derivatives
FGL is exposed to credit loss in the event of nonperformance by its counterparties on call options. FGL attempts to reduce this credit risk by purchasing such options from large, well-established financial institutions.
FGL holds cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if FGL’s counterparty’s net exposures exceed pre-determined thresholds. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s derivatives and its exposure to credit loss on call options.

HGI Energy and the EXCO/HGI JV
The EXCO/HGI JV's primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowing capacity under the EXCO/HGI JV Credit Agreement. The EXCO/HGI JV's capital expenditure program for 2014 is primarily focused on developmental activities in the Permian basin in West Texas and recompletion projects in North Louisiana and the Permian basin. The EXCO/HGI JV's program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.
The Fiscal 2014 Quarter capital expenditures for the EXCO/HGI JV were $4.0 million. The EXCO/HGI JV utilized one rig in its Permian area primarily targeting the Canyon Sand formation. The EXCO/HGI JV’s capital program also included recompletion projects in the Permian basin.

The following table presents a proportionate interest in the EXCO/HGI JV’s capital expenditures for the three months ended December 31, 2013.

	Three Months Ended December 31,	January-September Forecast	Full Year Forecast
(in millions)	2013	2014	2014
Capital expenditures:
Development capital	$3.3	$16.2	$19.5
Gas gathering and water pipelines	—	0.7	0.7
Lease acquisitions and seismic	—	—	—
Corporate and other	0.7	2.0	2.7
Total	$4.0	$18.9	$22.9
HGI’s Proportionate 74.5% Share	$3.0	$14.1	$17.1

The following table presents HGI’s proportionate interest and the consolidated EXCO/HGI JV’s liquidity and financial position as of December 31, 2013:

	HGI’s Proportionate Interest	EXCO/HGI JV
(in millions)	December 31, 2013	December 31, 2013
Borrowings under the EXCO/HGI JV Credit Agreement	$258.5	$347.0
Cash	13.2	17.8
Net debt	$245.3	$329.2
Borrowing base	$298.0	$400.0
Unused borrowing base (1)	39.1	52.5
Unused borrowing base plus cash (1)	52.3	70.3
(1) Net of $0.4 million and $0.5 million in letters of credit for HGI's proportionate interest and the EXCO/HGI Partnership as of December 31, 2013, respectively.
Events affecting liquidity
The borrowing base under the EXCO/HGI JV Credit Agreement is redetermined semi-annually, with the EXCO/HGI JV and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. On December 3, 2013, the borrowing base was reduced to $400 million in conjunction with the semi-annual redetermination. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact the EXCO/HGI JV's liquidity and the EXCO/HGI JV may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, the EXCO/HGI JV is carefully monitoring its capital budget and may implement further initiatives to provide additional liquidity. These initiatives may include suspending distributions to partners in order to focus on reducing outstanding borrowings.
As of December 31, 2013, HGI Energy’s consolidated debt was $258.5 million which consisted of its proportionate share of the EXCO/HGI JV Credit Agreement. The total borrowings under the EXCO/HGI JV Credit Agreement were $347.0 million and the borrowing base was $400.0 million. The agreement contains certain restrictions that require that the EXCO/HGI JV maintain certain financial covenants.
As of December 31, 2013, the EXCO/HGI JV was in compliance with each of the financial covenants under the EXCO/HGI JV Credit Agreement.
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
Derivative financial instruments
The EXCO/HGI JV uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. The EXCO/HGI JV does not designate these instruments as hedging instruments for financial accounting purposes and, as a result, the EXCO/HGI JV recognizes the change in the respective instruments’ fair value in earnings. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net losses of $3.4 million for the three months ended December 31, 2013. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
The EXCO/HGI JV’s total cash settlements for the three months ended December 31, 2013 were net payments of $0.2 million, which decreased its realized price by $0.03 per Mcfe. The following table presents the EXCO/HGI JV’s natural gas equivalent prices, before and after the impact of the cash settlement of its derivative financial instruments.

Fiscal Quarter
Average realized pricing:	2014
Natural gas equivalent per Mcfe	$5.15
Cash settlements on derivative financial instruments, per Mcfe	0.03
Net price per Mcfe, including derivative financial instruments	$5.18
As of December 31, 2013, the EXCO/HGI JV had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
Swaps:
2014	16,316.0	$4.15	272.0	$91.87
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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter		Increase / (Decrease)
Cash provided by (used in):	2014	2013	2014 compared to 2013

Operating activities	$(89.4)	$(155.3)	$65.9
Investing activities	(1,039.3)	(1,818.5)	779.2
Financing activities	523.3	1,607.5	(1,084.2)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.7)	0.2
Net decrease in cash and cash equivalents	$(605.9)	$(367.0)	$(238.9)

Operating Activities
Cash used in operating activities totaled $89.4 million for the Fiscal 2014 Quarter as compared to cash used of $155.3 million for the Fiscal 2013 Quarter. The $65.9 million improvement was the result of (i) a $33.6 million decrease in cash used by the Consumer Products segment; (iii) a $30.4 million decrease in cash used by the Corporate and Other segment; (iv) a $7.2 million increase in cash provided by our new acquisition, the EXCO/HGI JV, in the Energy segment; and (v) a $3.5 million increase in cash provided by the Financial Services segment. These net decreases in cash used from operating activities where partially offset by an $8.8 million decrease in cash provided by the Insurance segment.
The $33.6 million decrease in cash used by operating activities in the Consumer Products segment was primarily due to (i) higher cash generated from earnings of $48.0 million, (ii) lower cash acquisition, integration and restructuring and related costs of $15.0 million, (iii) lower cash payments for income taxes of $14.0 million and; (iv) lower cash payments for interest of $8.0 million. These increases in cash provided from operating activities where offset by higher use of cash of $52.0 million from working capital and other items driven by decreases in accounts payable and increases in inventory partially offset by decreases in accounts receivable and other working capital accounts.
The $30.4 million decrease in cash used by the operating activities in the Corporate and Other segments was primarily due to lower use of cash for working capital purposes, including timing of interest payments on new debt, and lower acquisition and transaction related costs.
Investing Activities
Cash used in investing activities was $1,039.3 million for the Fiscal 2014 Quarter, as compared to cash used of $1,818.5 million for the Fiscal 2013 Quarter. The $779.2 million decrease in cash used by investing activities is principally due to an decrease in net cash used in acquisitions of $1,295.9 million, offset by (i) an increase in cash used to originate $84.2 million, net, of asset-based loans in the Fiscal 2014 Quarter and (ii) a $522.2 million increase in cash used from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments principally by FGL.
Financing Activities
Cash provided by financing activities was $523.3 million for the Fiscal 2014 Quarter compared to cash provided of $1,607.5 million for the Fiscal 2013 Quarter. The $1,084.2 million decrease in cash provided by financing activities was primarily related to (i) a $2.0 billion decrease in cash provided from the proceeds of issuances of debt; and (ii) an $11.0 million increase in cash used on tax withholding payments for vested restricted stock awards; offset by (i) the decreased use of cash of $403.3 million, net, for repayment of debt; (ii) cash provided of $175.9 million from the initial public offering of FGL's common stock, net of issuance costs; (iii) an increase in cash provided of $263.7 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL; (iv) a $65.3 million increase in cash provided from revolving credit facilities; and (v) an $11.5 million decrease in cash used to purchase Spectrum Brands’ common stock by HGI.

Debt Financing Activities
Spectrum Brands
At December 31, 2013, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $1,751.8 million under a senior secured term loan, with $850.0 million maturing on September 4, 2017 ("Tranche A"), $515.0 million maturing September 4, 2019 ("Tranche C"), and $78.8 million maturing December 17, 2019 ("CAD Term Loan") and $308.0 million maturing on September 4, 2019 ("Euro Term Loan") (together, the "Term Loan"); (ii) $520.0 million under the 6.375% unsecured notes, maturing November 15, 2020 (the “6.375% Notes”); (iii) $570.0 million under the 6.625% unsecured notes, maturing November 15, 2022 (the "6.625% Notes"); (iv) $300.0 million aggregate principal under the 6.75% unsecured notes, maturing March 15, 2020 (the “6.75% Notes”); and (v) $110.0 million under the ABL Facility, expiring May 3, 2016 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, and the 6.75% Notes, the “Senior Credit Facilities”).
At December 31, 2013, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the “ABL Credit Agreement”).
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $149.0 million in the aggregate on their senior secured and unsecured debt. This includes $33.3 million in the aggregate under the 6.375% Notes, $37.6 million in the aggregate under the 6.625% Notes, and approximately $20.4 million in the aggregate under the 6.75% Notes. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at December 31, 2013, this also includes interest under the Term Loan of approximately $59.6 million. Interest on the 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
EXCO/HGI JV
At December 31, 2013, our proportion of the aggregate amount outstanding under the EXCO/HGI JV Credit Agreement was $258.5 million. See the discussion above, and in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the EXCO/HGI JV’s debt activity during Fiscal 2014. None of us, HGI Energy or EXCO are guarantors or otherwise responsible for the payment of indebtedness under the EXCO/HGI JV Credit Agreement.
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

Equity Financing Activities
HGI
During the Fiscal 2014 Quarter, we granted shares and restricted stock awards representing approximately 3.3 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $39.6 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
FGL
In December 2013, FGL, a then wholly-owned subsidiary of HGI, announced an initial public offering of 9,750 thousand shares of common stock at a price to the public of $17 per share.  The shares began trading on the New York Stock Exchange on December 13, 2013 under the ticker symbol "FGL".  FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering.

Contractual Obligations
At December 31, 2013, there have been no material changes to the contractual obligations as set forth in our Form 10-K.

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
The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the "F&G Stock Purchase Agreement") between FGL and OM Group (UK) Limited ("OMGUK") includes a Guarantee and Pledge Agreement which creates certain obligations for Fidelity & Guaranty Life Holdings, Inc. ("FGH") as a grantor and also grants a security interest to OMGUK of FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

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

Recent Accounting Pronouncements Not Yet Adopted

Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016.  The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.
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
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position; therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

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

FGL’s Enterprise Risk Management
FGL places a high priority on risk management and risk control. As part of FGL’s effort to ensure measured risk taking, FGL management has integrated risk management in its daily business activities and strategic planning. FGL has comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of its risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring its overall market risk exposures and provides review, oversight and support functions on risk-related issues. FGL’s risk appetite is aligned with how its businesses are managed and how it anticipates future regulatory developments.

FGL’s risk governance and control systems enable it to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

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

The Chief Risk Officer (“CRO”) heads FGL’s risk management process and reports directly to its Chief Executive Officer (“CEO”). FGL’s Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with its activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.

FGL has implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•
At-risk limits on sensitivities of earnings and regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits; and

•	Investment and derivative guidelines.

FGL manages its risk appetite based on two key risk metrics:

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

FGL’s risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which its business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk FGL takes under stress scenarios. They also are the basis for internal risk management.

FGL is also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	The timing and amount of redemptions and prepayments in FGL’s asset portfolio;

•	FGL’s derivative portfolio;

•	Death benefits and other claims payable under the terms of FGL’s insurance products;

•	Lapses and surrenders in FGL’s insurance products;

•	Minimum interest guarantees in FGL’s insurance products; and

•	Book value guarantees in FGL’s insurance products.
Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of December 31, 2013, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.
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
To economically hedge the equity returns on these products, FGL purchases derivatives to hedge the FIA equity exposure. The primary way FGL hedges FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of “Baa2” from Moody’s and “A-“ from S&P. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. FGL’s hedging strategy enables it to reduce its overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.

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
See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the three months ended December 31, 2013, the annual index credits to policyholders on their anniversaries were $96.3 million. Proceeds received at expiration on options related to such credits were $91.0 million. The shortfall is funded by FGL’s investment spread earnings and futures income.
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
Interest Rate Risk
FGL
Interest rate risk is FGL’s primary market risk exposure. FGL defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from FGL’s holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of investments, as the majority of FGL’s insurance liabilities are backed by fixed maturity securities.
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
In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. Significant changes in interest rates expose FGL to the risk of not earning the anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income, as well as the attractiveness of certain products.
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
As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. FGL’s asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. These simulations enable FGL to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
 Spectrum Brands
A substantial portion of Spectrum Brands' debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands' variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 31, 2013, Spectrum Brands had no outstanding interest rate derivative instruments.
The EXCO/HGI JV
At December 31, 2013, the EXCO/HGI JV’s exposure to interest rate changes related primarily to borrowings under the EXCO/HGI JV Credit Agreement. Interest is payable on borrowings under the EXCO/HGI JV Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements. At December 31, 2013, HGI’s proportionate share of outstanding borrowings under the EXCO/HGI JV Credit Agreement was approximately $258.5 million.
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
Credit Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s insurance operations’ portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity portfolio totaled $16.1 billion and $15.3 billion at December 31, 2013 and December 30, 2012, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
FGL manages the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, FGL diversifies its exposure by issuer and country, using rating based issuer and country limits. FGL also sets investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, FGL has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, FGL is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. FGL has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.
FGL also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, FGL diversifies its exposures among many reinsurers and limit the amount of exposure to each based on credit rating. FGL also generally limits its selection of counterparties with which FGL does new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, FGL ensures that we obtain collateral to mitigate its risk of loss.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of December 31, 2013, no allowance for uncollectible amounts was recorded.
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

As of December 31, 2013, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 66.3% of the eligible collateral for the loans. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of December 31, 2013, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $8.9 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $28.7 million, its derivative investments to decrease by approximately $63.8 million based on equity positions as of December 31, 2013, and its FIA embedded derivative liability to decrease by approximately $30.8 million. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
As of December 31, 2013, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our Preferred Stock to increase by $66.0 million.
Interest Rate Risk
SPB
At December 31, 2013, assuming a 1 percent unfavorable shift in interest rates of Spectrum Brands variable rate Term Loan, there would be no financial impact as the underlying interest rates are currently greater than 1 percent below the floor of Spectrum Brands' variable rate Term Loan. At December 31, 2013, there were no outstanding interest rate derivative instruments.
FGL
If interest rates were to increase one percentage point from levels at December 31, 2013, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $856.4 million, of which $56.3 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street funds withheld aseets. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments, and the change in reinsurance related derivative) would be a decrease of $211.1 million in accumulated other comprehensive income and an increase of $185.6 million in stockholders’ equity. If interest rates were to decrease by one percentage point from levels at December 31, 2013, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $101.0 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.

The EXCO/HGI JV
A one percentage point change in interest rates (100 bps) based on the variable-rate borrowings outstanding as of December 31, 2013 of $258.5 million would result in an increase or decrease in the EXCO/HGI JV’s interest expense of $2.6 million per year. The interest the EXCO/HGI JV pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
As of December 31, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17.8 million.
Commodity Price Risk
Spectrum Brands
As of December 31, 2013, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1.1 million.
The EXCO/HGI JV
The EXCO/HGI JV’s use of derivative financial instruments could have the effect of reducing its revenues. For the three months ended December 31, 2013, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $5.8 million. The ultimate settlement amount of the EXCO/HGI JV’s outstanding derivative financial instrument contracts is dependent on future commodity prices. The EXCO/HGI JV may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Unless otherwise indicated in this quarterly report on Form 10-Q (this”10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HGI,” “we,” “us” or “our” refer to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries;“Harbinger Capital” refers to Harbinger Capital Partners LLC; “Energy Partnership” refers to EXCO/HGI Production Partners, LP; and the “Energy General Partner” refers to EXCO/HGI GP, LLC; “EXCO Parent” refers to EXCO Resources, Inc.; “EXCO” refers to EXCO Parent and, where applicable, its consolidated subsidiaries; the “EXCO/HGI JV” refers to the oil and gas joint venture owned by HGI Energy and EXCO Parent; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Front Street” refers to FS Holdco Ltd. and, where applicable, its consolidated subsidiaries; “Five Island” refers to Five Island Asset Management, LLC (formerly, HGI Asset Management, LLC); “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC; “HGI Funding” refers to HGI Funding, LLC; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “HHI Business” refers to the hardware and home improvement business previously owned by Stanley Black & Decker and certain of its subsidiaries; “Salus” refers to Salus Capital Partners, LLC; “Stanley Black & Decker” refers to Stanley Black & Decker, Inc.; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events, results of operations, strategies or expectations of our Company. Factors that could cause actual results, events and developments to differ include, without limitation the ability of our subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows, to make upstream cash distributions, capital market conditions, and HGI's and its subsidiaries' ability to identify any suitable future acquisition opportunities. Forward-looking statements include, without limitation, statements regarding: efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with ours, completing future acquisitions and dispositions, litigation, potential and contingent liabilities, management's plans, business portfolios, changes in regulations and taxes.
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

•	the impact of covenants in the indenture governing our 7.75% Notes due 2022;

•	our ability to incur new debt and refinance our existing indebtedness;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;

•	the impact on the holders of our common stock if we issue additional shares of our common stock or preferred stock;

•
the impact on the aggregate value of our assets and our stock price from changes in the market prices of publicly traded equity interests we hold, particularly during times of volatility in security prices;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel, and regulatory matters with respect to our Chief Executive Officer and certain funds affiliated with the HCP Stockholders;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in our portfolio of securities;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our ability to successfully integrate current and future acquired business into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

•
the effects of general economic conditions, including inflation, recession, depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies, or public expectations or fears with respect to any of the foregoing in the countries where Spectrum Brands does business;

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

FGL and Front Street
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

•	restrictions on FGL’s ability to use captive reinsurers;

•	FGL being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of covenants in the indenture governing FGH’s $300 million 6.375% Senior Notes due 2021;

•	the impact of interest rate fluctuations on FGL;

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

•	FGL’s ability to protect its intellectual property;

•	difficulties arising from FGL’s outsourcing relationships;

•	the impact on FGL of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

•	FGL’s ability to compete in a highly competitive industry and maintain competitive unit costs;

•	the adverse consequences if the independent contractor status of FGL’s independent insurance marketing organizations is successfully challenged;

•	the adverse tax consequence to FGL if FGL generates passive income in excess of operating expenses;

•	the operating and financial restrictions applicable to FGL, which may prevent FGL from capitalizing on business opportunities;

•	the ability of FGL’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s subsidiaries to pay dividends;

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

Salus
Salus’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	Salus’ ability to recover amounts that are contractually owed to it by its borrowers;

•	Salus’ ability to continue to address a number of issues to implement its strategy, grow its business and effectively manage its rapid growth;

•	the impact on Salus resulting from further deterioration in economic conditions;

•	Salus’ ability to compete with traditional competitors and new market entrants;

•	Salus’ ability to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions; and

•	Salus’ ability to continue to find attractive lending opportunities given its rapid growth.

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
See Note 14 to the Company’s Condensed Consolidated Financial Statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended December 31, 2013.

Item 1A.	Risk Factors
Detailed discussions of our risk factors can be found in our Form 10-K for the fiscal year ended September 30, 2013. Any such risk factors could materially and adversely affect our or our subsidiaries' business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2014 Quarter, we did not sell any equity securities that were not registered under the Securities Act. On August 8, 2013, we announced that our Board had authorized a share repurchase program of up to $50 million of our stock. The manner of purchase, the number of shares to be purchased and the timing of purchases will be based on the price of HGI's common stock, general business and market conditions and applicable legal requirements, and is subject to the discretion of HGI's management. The program does not require HGI to purchase any specific number of shares or any shares at all, and may be suspended, discontinued or re-instituted at any time without prior notice. HGI did not purchase any shares during the Fiscal 2014 Quarter.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Registration Rights Agreement dated as of December 18, 2013, by and between Fidelity & Guaranty Life and Harbinger Group, Inc.

10.2
Lock-up Agreement dated as of December 12, 2013, by and among Harbinger Group, Inc. and Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Jefferies LLC as representatives of the several underwriters.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated:	February 7, 2014	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)