Form 10-Q
period 2014-03-31
HARBINGER GROUP INC.
filed 2014-05-12
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
There were 148,466,219 shares of the registrant’s common stock outstanding as of May 9, 2014.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$16,626.6	$15,300.0
Equity securities	484.9	352.5
Derivatives	273.0	221.8
Asset-based loans	795.7	560.4
Other invested assets	132.6	31.2
Total investments	18,312.8	16,465.9
Cash and cash equivalents	1,319.8	1,899.7
Receivables, net	657.3	611.3
Inventories, net	725.9	632.9
Accrued investment income	182.0	161.2
Reinsurance recoverable	2,387.4	2,363.7
Deferred tax assets	227.1	293.4
Properties, including oil and natural gas properties, net	930.6	993.3
Goodwill	1,479.6	1,476.7
Intangibles, including deferred acquisition costs and value of business acquired, net	2,691.5	2,729.1
Other assets	408.5	281.6
Total assets	$29,322.5	$27,908.8

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$15,998.3	$15,248.2
Future policy benefits	3,684.7	3,556.8
Liability for policy and contract claims	60.6	51.5
Funds withheld from reinsurers	39.4	39.4
Total insurance reserves	19,783.0	18,895.9
Debt	5,396.3	4,896.1
Accounts payable and other current liabilities	821.5	1,012.7
Equity conversion feature of preferred stock	364.8	330.8
Employee benefit obligations	92.5	99.6
Deferred tax liabilities	493.0	492.8
Other liabilities	628.7	718.0
Total liabilities	27,579.8	26,445.9

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	319.3	329.4

Harbinger Group Inc. stockholders' equity:
Common stock	1.5	1.4
Additional paid-in capital	813.2	828.0
Accumulated deficit	(319.0)	(192.4)
Accumulated other comprehensive income	197.8	87.7
Total Harbinger Group Inc. stockholders' equity	693.5	724.7
Noncontrolling interest:	729.9	408.8
Total permanent equity	1,423.4	1,133.5
Total liabilities and equity	$29,322.5	$27,908.8

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)		(Unaudited)
Revenues:
Net consumer product sales	$1,021.7	$987.7	$2,122.3	$1,858.0
Oil and natural gas	39.2	16.7	74.7	16.7
Insurance premiums	14.8	14.1	28.7	27.9
Net investment income	206.4	171.3	407.6	349.3
Net investment gains	40.9	206.7	182.8	353.2
Insurance and investment product fees and other	18.2	14.6	35.1	28.3
Total revenues	1,341.2	1,411.1	2,851.2	2,633.4
Operating costs and expenses:
Consumer products cost of goods sold	662.1	664.9	1,381.5	1,247.0
Oil and natural gas direct operating costs	17.1	8.8	33.2	8.8
Benefits and other changes in policy reserves	196.5	240.9	431.2	324.5
Selling, acquisition, operating and general expenses	330.9	313.5	648.0	568.1
Impairment of oil and natural gas properties	81.0	—	81.0	—
Amortization of intangibles	37.4	49.0	80.8	135.6
Total operating costs and expenses	1,325.0	1,277.1	2,655.7	2,284.0
Operating income	16.2	134.0	195.5	349.4
Interest expense	(77.2)	(75.7)	(161.2)	(218.8)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(3.5)	(39.6)	(50.7)	29.3
Gain on contingent purchase price reduction	—	—	0.5	—
Other expense, net	(4.6)	(3.2)	(16.5)	(11.9)
(Loss) income from continuing operations before income taxes	(69.1)	15.5	(32.4)	148.0
Income tax (benefit) expense	(13.3)	66.0	25.0	130.4
Net (loss) income	(55.8)	(50.5)	(57.4)	17.6
Less: Net income (loss) attributable to noncontrolling interest	19.7	(17.2)	44.9	(23.2)
Net (loss) income attributable to controlling interest	(75.5)	(33.3)	(102.3)	40.8
Less: Preferred stock dividends and accretion	12.1	12.2	24.3	24.3
Net (loss) income attributable to common and participating preferred stockholders	$(87.6)	$(45.5)	$(126.6)	$16.5

Net (loss) income per common share attributable to controlling interest:

Basic	$(0.63)	$(0.33)	$(0.91)	$0.08
Diluted	$(0.63)	$(0.33)	$(0.91)	$0.06

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)		(Unaudited)
Net (loss) income	$(55.8)	$(50.5)	$(57.4)	$17.6

Other comprehensive income (loss)
Foreign currency translation losses	(2.6)	(20.4)	(2.9)	(17.6)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(1.8)	1.5	(0.9)	1.4
Net reclassification adjustment for (gains) losses included in net income	—	—	0.9	0.4
Changes in derivative instruments after reclassification adjustment	(1.8)	1.5	—	1.8
Changes in deferred income tax asset/liability	0.4	(1.1)	(0.1)	(1.1)
Deferred tax valuation allowance adjustments	(0.1)	0.4	—	0.4
Net unrealized (loss) gain on derivative instruments	(1.5)	0.8	(0.1)	1.1
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(0.2)	(0.9)	(0.6)	(1.6)
Net reclassification adjustment for losses included in cost of goods sold	0.2	0.3	0.3	0.6
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.2	0.5	0.4
Changes in actuarial adjustments to pension plans	0.2	(0.4)	0.2	(0.6)
Changes in deferred income tax asset/liability	(0.1)	0.2	(0.1)	0.3
Net actuarial adjustments to pension plans	0.1	(0.2)	0.1	(0.3)
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	386.5	53.9	376.6	180.2
Net reclassification adjustment for gains included in net income	(10.2)	(74.5)	(18.3)	(246.5)
Changes in unrealized investment gains (losses) after reclassification adjustment	376.3	(20.6)	358.3	(66.3)
Adjustments to intangible assets	(113.0)	22.2	(105.1)	50.3
Changes in deferred income tax asset/liability	(91.2)	(0.6)	(87.6)	5.5
Net unrealized gain (loss) on investments	172.1	1.0	165.6	(10.5)
Net change to derive comprehensive income (loss) for the period	168.1	(18.8)	162.7	(27.3)
Comprehensive income (loss)	112.3	(69.3)	105.3	(9.7)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	19.7	(17.2)	44.9	(23.2)
Other comprehensive income (loss)	30.8	(8.4)	30.0	(7.1)
	50.5	(25.6)	74.9	(30.3)
Comprehensive income (loss) attributable to the controlling interest	$61.8	$(43.7)	$30.4	$20.6

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(57.4)	$17.6
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	62.2	34.4
Amortization of intangibles	80.8	135.6
Impairment of oil and gas properties	81.0	—
Stock-based compensation	47.4	22.2
Amortization of debt issuance costs	9.5	5.5
Amortization of debt discount	1.3	0.5
Write-off of debt issuance costs on retired debt	6.4	15.5
Write-off of debt discount on retired debt	2.8	3.0
Deferred income taxes	(25.4)	150.1
Gain on contingent purchase price reduction	(0.5)	—
Interest credited/index credits to contractholder account balances	352.2	313.4
Collateral received (paid)	36.9	—
Amortization of fixed maturity discounts and premiums	(19.8)	22.2
Net recognized gains on investments and derivatives	(120.5)	(374.7)
Charges assessed to contractholders for mortality and administration	(22.0)	(16.0)
Deferred policy acquisition costs	(115.8)	(71.5)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	—	31.0
Non-cash restructuring and related charges	3.4	—
Changes in operating assets and liabilities:	(404.4)	(356.0)
Net change in cash due to operating activities	(81.9)	(67.2)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	2,863.6	6,016.3
Cost of investments acquired	(4,032.9)	(5,916.2)
Acquisitions, net of cash acquired	(24.8)	(1,903.5)
Asset-based loans originated, net	(137.1)	(63.0)
Capital expenditures	(48.7)	(25.2)
Other investing activities, net	(0.1)	(100.0)
Net change in cash due to investing activities	(1,380.0)	(1,991.6)
Cash flows from financing activities:
Proceeds from issuance of new debt	745.4	2,945.1
Repayment of debt, including tender and call premiums	(532.4)	(919.5)
Revolving credit facility activity	147.4	355.1
Debt issuance costs	(11.0)	(78.6)
Purchases of subsidiary stock, net	(4.5)	(16.0)
Contractholder account deposits	1,344.9	772.8
Contractholder account withdrawals	(920.3)	(950.3)
Dividend paid by subsidiary to noncontrolling interest	(12.1)	(5.8)
Dividends paid on preferred stock	(16.5)	(16.7)
Share based award tax withholding payments	(32.1)	(20.2)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	171.9	—
Other financing activities, net	2.5	—
Net change in cash due to financing activities	883.2	2,065.9
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(2.8)
Net change in cash and cash equivalents	(579.9)	4.3
Cash and cash equivalents at beginning of period	1,899.7	1,470.7
Cash and cash equivalents at end of period	$1,319.8	$1,475.0

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share and unit figures)
(1) Description of Business
Harbinger Group Inc. ("HGI" and, collectively with its respective subsidiaries, the "Company") is a diversified holding company. HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. In addition to acquiring controlling interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. HGI’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "HRG".
In December 2013, Fidelity & Guaranty Life ("FGL"), a then wholly-owned subsidiary of HGI, announced an initial public offering of 9,750 thousand shares of common stock at a price to the public of $17.00 per share. The shares began trading on the NYSE on December 13, 2013 under the ticker symbol "FGL". FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.4% interest as of March 31, 2014.
Also in December 2013, Front Street Re (Cayman) Ltd. ("Front Street Cayman"), a wholly-owned subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman on a funds withheld basis.
Also in December, 2013, HGI's subsidiary Spectrum Brands Holdings, Inc., a Delaware corporation ("Spectrum Brands"), amended a senior secured term loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0. The proceeds from the amendment were used to refinance a portion of the term loan which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing.

In January 2014, HGI issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 at par (the "7.75% Notes"). See Note 8, Debt.

Also in January 2014, Spectrum Brands completed the $35.8 acquisition of The Liquid Fence Company, Inc. ("Liquid Fence"), a producer of animal repellents. See Note 3, Acquisitions.
The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. For the results of operations by segment, and other segment data, see Note 16, Segment Data.

(2) Basis of Presentation, Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations, except for such significant accounting policies that relate to the ceiling test on certain oil and natural gas properties, which are detailed below. Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on November 27, 2013 (the "Form 10-K"). The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2014.
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
At March 31, 2014, the non-controlling interest component of total equity represents the 41.4% share of Spectrum Brands, the 19.6% of FGL, the 14.3% of Salus Capital Partners, LLC ("Salus"), and the 2.1% share of Zap.Com Corporation ("Zap.com") not owned by HGI.

Oil and natural gas properties
Ceiling Test
Pursuant to Rule 4-10(c)(4) of Regulation S-X, our equity investment in an oil and natural gas joint venture (the "EXCO/HGI JV") was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of March 31, 2014. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, the EXCO/HGI JV is required to record a ceiling test impairment of the EXCO/HGI JV's oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from the EXCO/HGI JV's proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the 12 months ended March 31, 2014, the trailing 12 month reference prices were $3.99 per Mmbtu for natural gas at Henry Hub, and $98.30 per Bbl of oil for West Texas Intermediate at Cushing, Oklahoma. The price used for natural gas liquids was $43.63 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil, natural gas and natural gas liquids are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since the EXCO/HGI JV does not designate the EXCO/HGI JV's derivative financial instruments as hedging instruments, the EXCO/HGI JV is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.

The EXCO/HGI JV recognized impairments of $81.0 to the EXCO/HGI JV's proved oil and natural gas properties for the three and six months ended March 31, 2014. We previously received an exemption from the SEC to exclude the acquisition of the EXCO/HGI Partnership’s unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date and this exemption expired during the three months ended March 31, 2014. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation. Our pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. The EXCO/HGI JV did not recognize an impairment to the EXCO/HGI JV's oil and natural gas properties for the period from inception to March 31, 2013.
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

Insurance Subsidiary Financial Information
The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners ("NAIC") that are prepared in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items.
On November 1, 2013, Fidelity and Guaranty Life Insurance Company ("FGL Insurance") re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity ("FIA") index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $11.5 increase to statutory capital and surplus at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with US GAAP.
As of March 31, 2014, Fidelity and Guaranty Life Insurance Company of New York ("FGL NY Insurance") did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices. However, FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received from Vermont that allows Raven Re to admit the outstanding amount of a letter of credit facility as an asset. Raven Re is also permitted to follow Iowa prescribed practice statutory accounting for its statutory reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative and its risk-based capital would fall below the minimum regulatory requirements.

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
As a result of the change in accounting method, the Company had the following reclassifications for the six months ended March 31, 2013:

Six months ended
March 31, 2013

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
Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance which allows investors in Low Income Housing Tax Credit ("LIHTC") programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The new standards will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.
Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The update is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. The Company is currently assessing the potential impact of ASU 2013-04.
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

(3) Acquisitions
Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business
On December 17, 2012, Spectrum Brands completed the cash acquisition (the "Hardware Acquisition") of the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”). A portion of the HHI Business, consisting of the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), closed on April 8, 2013.
EXCO/HGI JV
On February 14, 2013, EXCO Resources, Inc. (“EXCO”) and a subsidiary of HGI formed the EXCO/HGI JV to own and operate conventional oil and natural gas properties. EXCO contributed to the EXCO/HGI JV its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. EXCO and HGI own an economic interest in the EXCO/HGI JV of 25.5% and 74.4%, respectively.
Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results as if the Hardware Acquisition and the acquisition of the Company's interest in the EXCO/HGI JV were completed on October 1, 2012 and the results of the HHI Business and the EXCO/HGI JV had been included in the full three and six months ended March 31, 2013.

	March 31, 2013
	Three months ended	Six months ended
Revenues:
Reported revenues	$1,411.1	$2,633.4
HHI adjustment	—	191.8
EXCO/HGI JV adjustment	17.1	53.7
Pro forma revenues	$1,428.2	$2,878.9

Net income:
Reported net income	$(50.5)	$17.6
HHI adjustment	—	4.9
EXCO/HGI JV adjustment	(0.9)	(0.5)
Pro forma net income	$(51.4)	$22.0

Basic net income per common share attributable to controlling interest:
Reported net income per common share	$(0.33)	$0.08
HHI adjustment	—	0.04
EXCO/HGI JV adjustment	(0.01)	—
Pro forma net income per common share	$(0.34)	$0.12

Diluted net income per common share attributable to controlling interest:
Reported diluted net income per common share	$(0.33)	$0.06
HHI adjustment	—	0.02
EXCO/HGI JV adjustment	(0.01)	—
Pro forma diluted net income per common share	$(0.34)	$0.08
Liquid Fence
On January 2, 2014, Spectrum Brands completed the $35.8 acquisition of Liquid Fence, a producer of animal repellents. This acquisition was not considered to be significant.

The following table summarizes the consideration paid by Spectrum Brands for Liquid Fence:

January 2, 2014
Cash paid to seller at close	$24.8
Promissory note due to seller	9.5
Contingent liability	1.5
Preliminary purchase price	$35.8
The promissory note will be paid in four semi-annual installments over 24 months from the close of the transaction.
The results of Liquid Fence's operations since January 2, 2014 are included in the Company’s Condensed Consolidated Statements of Operations.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Liquid Fence acquisition have been measured at their fair values at January 2, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Preliminary Valuation
March 31, 2014
Cash	$—
Accounts Receivable	1.2
Inventories	2.2
Other assets	0.1
Intangible assets	26.9
Total assets acquired	30.4
Total liabilities assumed	1.6
Total identifiable net assets	28.8
Goodwill	7.0
Total identifiable net assets	$35.8
Preliminary Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to Liquid Fence that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has preliminarily recorded its best estimates for these contingencies as part of the preliminary purchase accounting for Liquid Fence. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from Liquid Fence. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014. A summary of the significant key inputs is as follows:

•
Spectrum Brands valued the technology assets related to formulas and processes, using the income approach, specifically the excess earnings method. Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges.

In estimating the fair value of the technology, net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets. The forecasted technology earnings were discounted to present value to arrive at the concluded fair value. Spectrum Brands anticipates using the technology asset over a useful life of 17 years which is generally determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated. The technology asset was valued at approximately $20.5 under this approach.

•
Spectrum Brands valued an indefinite-lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Liquid Fence, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Trade name and trademarks were valued at $5.1 under this approach.

•
Spectrum Brands valued customer relationships using the distributor approach. Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes ("EBIT") that a comparable distributor would earn, further adjusted for contributory asset charges. In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows. The customer relationships were valued at $1.3 under this approach and will be amortized over 15 years.

•
Spectrum Brands valued a contingent liability related to additional payments that may be made to the selling company. This liability was calculated based on the probability weighted present value of expected payments. This contingent liability is based on the achievement of specific revenue milestones through both January 31, 2015 and January 31, 2016. The contingent liability was valued at $1.5 under this approach.

(4) Investments
The Company’s consolidated investments are summarized as follows:

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,576.6	$19.1	$(8.5)	$1,587.2	$1,587.2
Commercial mortgage-backed securities	463.3	25.2	(1.9)	486.6	486.6
Corporates	10,177.3	431.4	(86.6)	10,522.1	10,522.1
Hybrids	423.6	28.6	(0.6)	451.6	451.6
Municipals	1,182.8	77.0	(19.8)	1,240.0	1,240.0
Agency residential mortgage-backed securities	96.9	2.5	—	99.4	99.4
Non-agency residential mortgage-backed securities	1,730.9	126.3	(10.1)	1,847.1	1,847.1
U.S. Government	389.1	6.3	(2.8)	392.6	392.6
Total fixed maturities	16,040.5	716.4	(130.3)	16,626.6	16,626.6
Equity securities
Available-for-sale	346.6	14.6	(8.1)	353.1	353.1
Held for trading	140.2	25.5	(33.9)	131.8	131.8
Total equity securities	486.8	40.1	(42.0)	484.9	484.9
Derivatives	154.6	120.7	(2.3)	273.0	273.0
Asset-based loans	795.7	—	—	795.7	795.7
Other invested assets	132.5	0.1	—	132.6	132.6
Total investments	$17,610.1	$877.3	$(174.6)	$18,312.8	$18,312.8

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,505.7	$22.6	$(5.2)	$1,523.1	$1,523.1
Commercial mortgage-backed securities	431.3	24.7	(1.6)	454.4	454.4
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	49.0	(40.8)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.4	(13.4)	1,368.0	1,368.0
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total fixed-maturity securities	15,062.1	491.5	(253.6)	15,300.0	15,300.0
Equity securities
Available-for-sale	274.6	6.7	(10.3)	271.0	271.0
Held for trading	120.1	0.6	(39.2)	81.5	81.5
Total equity securities	394.7	7.3	(49.5)	352.5	352.5
Derivatives	141.7	88.5	(8.4)	221.8	221.8
Asset-based loans	560.4	—	—	560.4	560.4
Other invested assets	31.2	—	—	31.2	31.2
Total investments	$16,190.1	$587.3	$(311.5)	$16,465.9	$16,465.9

Included in accumulated other comprehensive income ("AOCI") were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at March 31, 2014 and September 30, 2013. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between book value and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the 2014 purchased non-agency residential mortgage-backed securities.

Securities held on deposit with various state regulatory authorities had a fair value of $14,334.4 and $19.4 at March 31, 2014 and September 30, 2013, respectively. The increase in securities held on deposits is due to the FGL Insurance re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.

In accordance with FGL Insurance's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $592.3 and $604.9 at March 31, 2014 and September 30, 2013, respectively.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$353.8	$356.8
Due after one year through five years	2,770.7	2,856.0
Due after five years through ten years	3,528.3	3,612.6
Due after ten years	5,446.5	5,703.8
Subtotal	12,099.3	12,529.2
Other securities which provide for periodic payments:
Asset-backed securities	1,576.6	1,587.2
Commercial-mortgage-backed securities	463.3	486.6
Structured hybrids	73.5	77.1
Agency residential mortgage-backed securities	96.9	99.4
Non-agency residential mortgage-backed securities	1,730.9	1,847.1
Total fixed maturity available-for-sale securities	$16,040.5	$16,626.6

Securities in an Unrealized Loss Position
FGL’s available-for-sale securities with unrealized losses are reviewed by FGL for potential other-than-temporary impairments. In evaluating whether a decline in value is other-than-temporary, FGL considers several factors including, but not limited to, the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. FGL also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
FGL analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of March 31, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$483.4	$(6.1)	$120.3	$(2.4)	$603.7	$(8.5)
Commercial-mortgage-backed securities	46.8	(0.6)	0.2	(1.3)	47.0	(1.9)
Corporates	1,902.2	(54.9)	769.9	(31.7)	2,672.1	(86.6)
Equities	70.0	(6.4)	26.0	(1.7)	96.0	(8.1)
Hybrids	19.1	(0.4)	10.5	(0.2)	29.6	(0.6)
Municipals	359.8	(13.5)	107.5	(6.3)	467.3	(19.8)
Agency residential mortgage-backed securities	9.9	—	0.6	—	10.5	—
Non-agency residential mortgage-backed securities	335.9	(7.6)	96.7	(2.5)	432.6	(10.1)
U.S. Government	127.9	(2.5)	39.7	(0.3)	167.6	(2.8)
Total available-for-sale securities	$3,355.0	$(92.0)	$1,171.4	$(46.4)	$4,526.4	$(138.4)
Total number of available-for-sale securities in an unrealized loss position		440		156		596

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial mortgage-backed securities	26.6	(0.5)	4.9	(1.1)	31.5	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.1)	32.2	(1.2)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.5)	477.7	(40.8)
Agency residential mortgage-backed securities	9.8	(0.1)	1.1	(0.2)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S. Government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(235.9)	$520.0	$(28.0)	$5,925.9	$(263.9)
Total number of available-for-sale securities in an unrealized loss position		588		78		666
At March 31, 2014 and September 30, 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss less than $0.1 as of March 31, 2014.
At March 31, 2014 and September 30, 2013, securities with a fair value of $1.0 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.

Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for the three and six months ended March 31, 2014, and March 31, 2013, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Beginning balance	$2.7	$2.7	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	—	—
Other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$2.7	$2.7	$2.7	$2.7
For the three and six months ended March 31, 2014, FGL recognized insignificant impairment losses in operations. For the three and six months ended March 31, 2013, FGL recognized an impairment loss in operations totaling $0.4 and $0.9, respectively, including credit impairments of $0.1 and $0.3, respectively and change-of-intent impairments of $0.3 and $0.7, respectively, and had an amortized cost of $2.7 and a fair value of $1.8 at March 31, 2013.
Asset-based Loans
Salus’ portfolio of asset-based loans receivable, included in “Asset-based loans” in the Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, consisted of the following:

	March 31, 2014	September 30, 2013
Asset-based loans, by major industry:
Apparel	$225.5	$252.9
Jewelry	121.0	125.8
Sporting Goods	16.9	25.1
Manufacturing	53.6	34.3
Transportation	45.6	85.7
Electronics	250.0	—
Other	90.1	41.8
Total asset-based loans	802.7	565.6
Less: Allowance for credit losses	7.0	5.2
Total asset-based loans, net	$795.7	$560.4
Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and six months ended March 31, 2014 and March 31, 2013:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Allowance for credit losses:
Balance at beginning of period	$7.0	$2.6	$5.2	$1.4
Provision for credit losses	—	0.2	1.8	1.4
Balance at end of period	$7.0	$2.8	$7.0	$2.8

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of March 31, 2014 and September 30, 2013, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring.

As of March 31, 2014 and September 30, 2013, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014	$221.4	$335.6	$245.7	$—	$802.7
September 30, 2013	$306.9	$36.7	$222.0	$—	$565.6
Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Fixed maturity available-for-sale securities	$193.5	$163.0	$385.3	$328.4
Equity available-for-sale securities	5.1	2.9	9.6	7.6
Policy loans	0.1	0.2	0.3	0.5
Invested cash and short-term investments	—	0.4	0.1	1.2
Asset-based loans	11.1	7.0	18.5	17.6
Other investments	0.5	0.6	1.3	0.9
Gross investment income	210.3	174.1	415.1	356.2
External investment expense	(3.9)	(2.8)	(7.5)	(6.9)
Net investment income	$206.4	$171.3	$407.6	$349.3

Net investment gains

“Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net realized gains before other-than-temporary impairments	$7.9	$73.0	$17.7	$245.5
Gross other-than-temporary impairments	—	(0.4)	—	(0.9)
Net realized gains on fixed maturity available-for-sale securities	7.9	72.6	17.7	244.6
Realized gains on equity securities	5.4	1.9	10.8	1.9
Net realized gains on securities	13.3	74.5	28.5	246.5
Realized gains on certain derivative instruments	50.0	29.7	110.6	45.3
Unrealized (losses) gains on certain derivative instruments	(27.5)	102.5	39.3	61.3
Change in fair value of derivatives	22.5	132.2	149.9	106.6
Realized gains on other invested assets	5.1	—	4.4	0.1
Net investment gains	$40.9	$206.7	$182.8	$353.2

For the six months ended March 31, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $2,627.9, gross gains on such sales totaled $22.2 and gross losses totaled $2.5. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the six months ended March 31, 2014.
For the six months ended March 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $5,738.3, gross gains on such sales totaled $249.0 and gross losses totaled $0.6, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the six months ended March 31, 2013.

Cash flows from consolidated investing activities by security classification were as follows:

	Six months ended
	March 31, 2014	March 31, 2013
Proceeds from investments sold, matured or repaid:
Available-for-sale	$2,675.4	$5,769.7
Trading (acquired for holding)	—	91.8
Derivatives and other	188.2	154.8
	$2,863.6	$6,016.3
Cost of investments acquired:
Available-for-sale	$(3,815.7)	$(5,839.0)
Trading (acquired for holding)	(40.5)	(0.9)
Derivatives and other	(176.7)	(76.3)
	$(4,032.9)	$(5,916.2)
Concentrations of Financial Instruments
As of March 31, 2014 and September 30, 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was FGL’s investment securities in the banking industry with a fair value of $2,019.4 or 11.0% and $1,892.1, or 11.5%, of the Company's invested assets portfolio, respectively. FGL’s holdings in this industry includes investments in 78 different issuers with the top ten investments accounting for 37.7% of the total holdings in this industry. As of March 31, 2014 and September 30, 2013, the Company had investments in 18 and 19 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $1,851.3 and $1,983.7, or 10.1% and 12.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of March 31, 2014 and September 30, 2013, had a fair value of $250.0 and $150.7, or 1.4% and 0.9% of the Company's invested assets portfolio, respectively.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	March 31, 2014	September 30, 2013
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$0.3	$0.4
Commodity swap and option agreements	Other assets	0.1	—
Foreign exchange forward agreements	Receivables, net	2.0	1.7
Total asset derivatives designated as hedging instruments		2.4	2.1
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	—	3.7
Call options	Derivatives	271.5	221.8
Futures contracts	Derivatives	1.5	—
Foreign exchange contracts	Receivables, net	0.1	0.1
Foreign exchange embedded derivative included in asset-based loans	Receivables, net	1.2	—
Total asset derivatives		$276.7	$227.7

Liability Derivatives	Classification	March 31, 2014	September 30, 2013
Derivatives designated as hedging instruments:
Commodity contracts	Accounts payable and other current liabilities	$0.2	$0.5
Foreign exchange forward agreements	Accounts payable and other current liabilities	4.8	4.6
Foreign exchange contracts	Other liabilities	0.2	0.1
Total liability derivatives designated as hedging instruments		5.2	5.2
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	4.9	1.9
FIA embedded derivative	Contractholder funds	1,718.7	1,544.4
Futures contracts	Other liabilities	—	1.0
Foreign exchange forward contracts	Accounts payable and other current liabilities	2.2	5.3
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	364.8	330.8
Total liability derivatives		$2,095.8	$1,888.6
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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three and six months ended March 31, 2014 and March 31, 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain ( Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Classification
Three months ended	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Commodity contracts	$(1.0)	$(2.2)	$0.3	$0.2	$(0.2)	$(0.1)	Consumer products cost of goods sold
Foreign exchange contracts	(0.1)	0.1	—	0.2	—	—	Net consumer products sales
Foreign exchange contracts	(0.7)	3.6	(0.3)	(0.4)	—	—	Consumer products cost of goods sold
Total	$(1.8)	$1.5	$—	$—	$(0.2)	$(0.1)
Six months ended
Commodity contracts	$0.1	$(2.4)	$—	$0.1	$—	$(0.1)	Consumer products cost of goods sold
Foreign exchange contracts	0.1	0.6	0.1	0.3	—	—	Net consumer products sales
Foreign exchange contracts	(1.1)	3.2	(1.0)	(0.9)	—	—	Consumer products cost of goods sold
Total	$(0.9)	$1.4	$(0.9)	$(0.5)	$—	$(0.1)

Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s redeemable preferred stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity ("FIA") contracts, and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. Salus recognizes the change in the fair value of foreign exchange derivative embedded in certain of its foreign currency-denominated asset-based loans in the Condensed Consolidated Statements of Operations. During the three and six months ended March 31, 2014 and March 31, 2013, the Company recognized the following gains (losses) on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives				Classification
	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Equity conversion feature of preferred stock	$(3.5)	$(39.6)	$(50.7)	$29.3	(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock
Oil and natural gas commodity contracts	(6.8)	(8.8)	(10.2)	(8.8)	Other expense, net
Commodity contracts	—	—	(0.1)	—	Consumer products cost of goods sold
Foreign exchange contracts	(0.2)	1.8	0.6	(2.3)	Other expense, net
Foreign exchange embedded derivative included in asset-based loans	1.2	—	1.2	—	Other expense, net
Call options	21.2	118.5	135.5	97.6	Net investment gains
Futures contracts	1.3	13.7	14.4	9.0	Net investment gains
FIA embedded derivatives	74.0	(122.6)	174.3	(88.8)	Benefits and other changes in policy reserves
Total	$87.2	$(37.0)	$265.0	$36.0

Additional Disclosures
Cash Flow Hedges
When it determines appropriate, Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At March 31, 2014 and September 30, 2013, Spectrum Brands did not have any interest rate swaps outstanding.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer product sales" or purchase price variance in "Consumer products cost of goods sold." At March 31, 2014, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $223.1. The derivative net loss on these contracts recorded in AOCI at March 31, 2014 was $1.4, net of tax benefit of $0.7 and noncontrolling interest of $1.0. At March 31, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $1.3, net of tax and noncontrolling interest.

Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2014, Spectrum Brands had a series of zinc swap contracts outstanding through September 2014 for 7 tons with a contract value of $13.7. At March 31, 2014, Spectrum Brands had a series of brass swap contracts outstanding through September 2014 for one ton with a contract value of $5.7. The derivative net gain on these contracts recorded in AOCI at March 31, 2014 was insignificant. At March 31, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next twelve months is insignificant.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2014 and September 30, 2013, Spectrum Brands had $120.5 and $108.5, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrealized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At March 31, 2014, Spectrum Brands had a series of such swap contracts outstanding through April 2014 for 15 troy ounces with a contract value of $0.3. At September 30, 2013, Spectrum Brands had a series of such swap contracts outstanding through April 2014 for 45 troy ounces with a contract value of $1.0.
Oil and natural gas commodity contracts
The EXCO/HGI JV’s primary objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits the EXCO/HGI JV would realize if commodity prices increase. When prices for oil and natural gas are volatile, changes in the fair value of the derivative financial instrument contracts underlying the EXCO/HGI JV’s derivative financial instrument management activities may result in significant non-cash income or expense activity. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the EXCO/HGI JV terminates a contract prior to its expiration. The EXCO/HGI JV does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, the EXCO/HGI JV recognizes the change in the respective instruments’ fair value in earnings.
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

The following table presents our proportionate share of the EXCO/HGI JV’s volumes and fair value of the oil and natural gas derivative financial instruments as of March 31, 2014 (presented on a calendar-year basis) :

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	March 31, 2014
Natural gas:
Swaps:
Remainder of 2014	12,272.0	$4.15	$(3.8)
Total natural gas	12,272.0		$(3.8)
Oil:
Swaps:
Remainder of 2014	205.0	$91.87	$(1.2)
Total oil	205.0		$(1.2)
Total oil and natural gas derivatives			$(5.0)
At September 30, 2013, the EXCO/HGI JV had outstanding derivative contracts to mitigate price volatility covering 16,018 Billion British Thermal Units ("Mmmbtus") of natural gas and 375 Thousand Barrels ("Mbbls") of oil. At March 31, 2014, the average forward NYMEX oil prices per Bbl for the calendar year 2014 was $98.47, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2014 was $4.45.
The EXCO/HGI JV's derivative financial instruments covered approximately 69.0% and 77.0% of production volumes for the three and six months ended March 31, 2014, respectively, and 54.0% or production volumes for the period from inception to March 31, 2013.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at March 31, 2014 and September 30, 2013.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At March 31, 2014, Spectrum Brands did not post any cash collateral related to such liability positions. At September 30, 2013, Spectrum Brands had posted cash collateral of $0.5 related to such liability positions. In addition, at March 31, 2014 and September 30, 2013, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in "Receivables, net" within the accompanying Condensed Consolidated Balance Sheets.
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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2014				September 30, 2013
Counterparty	Credit Rating (Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/A	$2,018.2	$83.0	$41.1	$41.9	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A2/A	2,265.3	81.9	45.7	36.2	1,620.4	51.7	23.0	28.7
Morgan Stanley	A3/A	2,143.3	89.9	63.2	26.7	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	BBB+/Baa2	114.7	8.1	—	8.1	364.3	20.3	—	20.3
Barclay's Bank	A2/A	260.4	8.6	—	8.6	120.8	3.4	—	3.4
		$6,801.9	$271.5	$150.0	$121.5	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of March 31, 2014.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2014 and September 30, 2013, counterparties posted $150.0 and $72.0 of collateral, of which $108.9 and $72.0, respectively, is included in "Cash and cash equivalents," with an associated payable for this collateral included in "Other liabilities" in the Condensed Consolidated Balance Sheets. The remaining $41.1 of non-cash collateral was held by a third-party custodian at March 31, 2014. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $121.5 and $149.8 at March 31, 2014 and September 30, 2013, respectively.
FGL held 1,990 and 1,693 futures contracts at March 31, 2014 and September 30, 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $8.6 and $5.9 at March 31, 2014 and September 30, 2013, respectively.

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets (a)
Cash and cash equivalents (b)	$1,319.8	$—	$—	$1,319.8
Contingent purchase price reduction receivable	—	—	41.5	41.5
Derivatives:
Foreign exchange forward agreements	—	2.1	—	2.1
Commodity swap and option agreements	—	0.4	—	0.4
Foreign exchange embedded derivative included in asset-based loans	—	1.2	—	1.2
Call options and futures contracts	—	273.0	—	273.0
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,576.5	10.7	1,587.2
Commercial mortgage-backed securities	—	486.6	—	486.6
Corporates	—	9,865.1	657.0	10,522.1
Hybrids	—	451.6	—	451.6
Municipals	—	1,204.4	35.6	1,240.0
Agency residential mortgage-backed securities	—	99.4	—	99.4
Non-agency residential mortgage-backed securities	—	1,847.1	—	1,847.1
U.S. Government	181.5	211.1	—	392.6
Equity securities:
Available-for-sale	—	353.1	—	353.1
Trading	121.0	—	10.8	131.8
Other invested assets	—	2.1	—	2.1
Funds withheld receivable	19.0	135.5	—	154.5
Total financial assets	$1,641.3	$16,509.2	$755.6	$18,906.1

Liabilities (a)
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,718.7	$1,718.7
Front Street future policyholder benefit liability	—	—	151.0	151.0
Foreign exchange forward agreements	—	7.2	—	7.2
Commodity swap and option agreements	—	5.1	—	5.1
Equity conversion feature of preferred stock	—	—	364.8	364.8
Total financial liabilities	$—	$12.3	$2,234.5	$2,246.8

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets (a)
Cash and cash equivalents (b)	$1,899.7	$—	$—	$1,899.7
Contingent purchase price reduction receivable	—	—	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.8	—	1.8
Commodity swap and option agreements	—	4.1	—	4.1
Call options and futures contracts	—	221.8	—	221.8
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	5.0	1,523.1
Commercial mortgage-backed securities	—	448.7	5.7	454.4
Corporates	—	8,957.2	461.1	9,418.3
Hybrids	—	428.8		428.8
Municipals	—	1,007.0	—	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6
Non-agency residential mortgage-backed securities	—	1,368.0	—	1,368.0
U.S. Government	790.9	210.9	—	1,001.8
Equity securities:
Available-for-sale	—	271.0	—	271.0
Trading	70.8	—	10.7	81.5
Total financial assets	$2,761.4	$14,536.0	$523.5	$17,820.9

Liabilities (a)
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4
Futures contracts	—	1.0	—	1.0
Foreign exchange forward agreements	—	10.0	—	10.0
Commodity swap and option agreements	—	2.4	—	2.4
Equity conversion feature of preferred stock	—	—	330.8	330.8
Total financial liabilities	$—	$13.4	$1,875.2	$1,888.6

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of cash equivalents and equity investments set forth above are generally based on quoted or observed market prices.
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
FGL did not adjust prices received from third parties as of March 31, 2014 and September 30, 2013. However, FGL does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Front Street Re (Delaware) Ltd. and its subsidiaries ("Front Street") elected to apply the Fair Value Option to account for its Funds Withheld Receivables and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held in trust by the cedant. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2014 and September 30, 2013 are as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.5	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			6 months	9 months
		Discount rate			1%	1%
		Credit insurance risk premium			12%	11%
Asset-backed securities	Broker-quoted	Offered quotes	10.7	5.0	96% - 101% (99%)	100% - 107% (101%)
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	—	5.7	—%	96%
Corporates	Broker-quoted	Quoted prices	591.2	404.5	0% - 120% (94%)	0% - 113% (90%)
Corporates	Market Pricing	Offered quotes	65.8	56.6	94% - 138% (99%)	90% - 131% (97%)
Municipal	Broker-quoted	Offered quotes	35.6	—	102%	—%
Equity	Market Pricing	Revenue multiple	10.8		0.3x - 0.4x
		Probably of transaction closing			90%
	Option Pricing	Risk-adjusted rate		10.7		25.0%
		Risk-free discount factor				0.999
		Risk-adjusted discount factor				0.995
		Upward movement factor (Mu)				1.1
		Downward movement factor (Md)				0.9
		Probability of upward movement (Pu)				48.6%
		Probability of downward movement (Pd)				51.4%
Total			$755.6	$523.5

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,718.7	$1,544.4	0% - 44% (4%)	0% - 38% (4%)
		SWAP rates			2% - 3% (2%)	2% - 3% (2%)
		Mortality multiplier			80%	80%
		Surrender rates			0.50% - 75% (7%)	0.50% - 75% (7%)
		Non-performance spread			0.25%	0.25% - 0.25% (0.25%)
Front Street future policyholder benefit liability	Discounted cash flow	Non-performance risk spread	151.0	—	0.6% - 1.5%	—%
		Risk margin to reflect uncertainty			0.25-0.50%	—%

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	364.8	330.8	41%	42%
		Discount yield			10.5%	11.0%
		Non-cash accretion rate			0%	0%
		Calibration adjustment			0%	0% - 1.0% (0.3%)
Total			$2,234.5	$1,875.2

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
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2014 and September 30, 2013, is based on the 2000 and 1983 annuity tables, respectively and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2014 and March 31, 2013. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$—	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	9.8	—	(0.1)	—	—	—	1.0	10.7
Commercial mortgage-backed securities	6.0	—	—	—	—	—	(6.0)	—
Corporates	607.1	—	10.1	41.7	—	(1.9)	—	657.0
Municipals	34.3	—	1.3	—	—	—	—	35.6
Equity securities - trading	10.8	—	—	—	—	—	—	10.8
Total assets at fair value	$709.5	$—	$11.3	$41.7	$—	$(1.9)	$(5.0)	$755.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,644.7	$74.0	$—	$—	$—	$—	$—	$1,718.7
Front Street future policyholder benefit liability	149.9	3.7	—	—	—	(2.6)	—	151.0
Equity conversion feature of preferred stock	378.0	3.5	—	—	—	(16.7)	—	364.8
Total liabilities at fair value	$2,172.6	$81.2	$—	$—	$—	$(19.3)	$—	$2,234.5

(a)	This includes a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from level 3 to level 2.

	Six months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.3)	5.0	—	—	1.0	10.7
Commercial mortgage-backed securities	5.7	—	0.3	—	—	—	(6.0)	—
Corporates	461.1	—	4.0	194.3	—	(2.4)	—	657.0
Municipals	—	—	0.6	35.0	—	—	—	35.6
Equity securities - trading	10.7	0.1	—	—	—	—	—	10.8
Total assets at fair value	$523.5	$0.6	$4.6	$234.3	$—	$(2.4)	$(5.0)	$755.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$174.3	$—	$—	$—	$—	$—	$1,718.7
Front Street future policyholder benefit liability	—	3.0	—	150.6	—	(2.6)	—	151.0
Equity conversion feature of preferred stock	330.8	50.7	—	—	—	(16.7)	—	364.8
Total liabilities at fair value	$1,875.2	$228.0	$—	$150.6	$—	$(19.3)	$—	$2,234.5

(a)	This includes a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from level 3 to level 2.

	Three months ended March 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	5.3	—	—	—	—	—	—	5.3
Commercial mortgage-backed securities	6.1	—	0.1	—	—	—	—	6.2
Corporates	256.1	(0.1)	3.2	144.2	—	(13.0)	(33.9)	356.5
Hybrids	5.0	—	—	—	—	—	(5.0)	—
Equity securities available-for-sale	—	—	—	10.0	—	—	—	10.0
Total assets at fair value	$313.5	$(0.1)	$3.3	$154.2	$—	$(13.0)	$(38.9)	$419.0

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,517.0	$122.6	$—	$—	$—	$—	$—	$1,639.6
Equity conversion feature of preferred stock	163.1	39.6	—	—	—	—	—	202.7
Total liabilities at fair value	$1,680.1	$162.2	$—	$—	$—	$—	$—	$1,842.3

(a)	The net transfers in and out of Level 3 during the three months ended March 31, 2013 were exclusively to or from Level 2.

	Six months ended March 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.1)	—	—	—	(10.5)	5.3
Commercial mortgage-backed securities	5.0	—	0.2	1.0	—	—	—	6.2
Corporates	135.3	(0.3)	1.2	277.4	(9.6)	(13.7)	(33.8)	356.5
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities available-for-sale	—	—	—	10.0	—	—	—	10.0
Total assets at fair value	$206.0	$(0.3)	$1.2	$288.4	$(9.6)	$(13.7)	$(53.0)	$419.0

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$88.8	$—	$—	$—	$—	$—	$1,639.6
Equity conversion feature of preferred stock	232.0	(29.3)	—	—	—	—	—	202.7
Total liabilities at fair value	$1,782.8	$59.5	$—	$—	$—	$—	$—	$1,842.3

(a)	The net transfers in and out of Level 3 during the six months ended March 31, 2013 were exclusively to or from Level 2.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six months ended March 31, 2014. FGL transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the three and six months ended March 31, 2013 reflecting the level of market activity in these instruments

Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the three and six months ended March 31, 2014 and March 31, 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of March 31, 2014 and March 31, 2013. Accordingly, FGL’s assessment resulted in net transfers out of Level 3 of $5.0 related to asset-backed securities during the three and six months ended March 31, 2014 and of $38.9 and $53.0 related to asset-backed, corporate and hybrid securities during during the three and six months ended March 31, 2013, respectively.

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

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$130.5	$130.5	$130.5
Asset-based loans	—	—	795.7	795.7	795.7
Total financial assets	$—	$—	$926.2	$926.2	$926.2

Liabilities (a)
Total debt (b)	$—	$5,488.1	$—	$5,488.1	$5,396.3
Redeemable preferred stock, excluding equity conversion feature	—	—	319.3	319.3	319.3
Investment contracts, included in contractholder funds	—	—	12,872.3	12,872.3	14,279.6
Total financial liabilities	$—	$5,488.1	$13,191.6	$18,679.7	$19,995.2

	September 30, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$31.2	$31.2	$31.2
Asset-based loans	—	—	560.4	560.4	560.4
Total financial assets	$—	$—	$591.6	$591.6	$591.6

Liabilities (a)
Total debt (b)	$—	$4,773.2	$—	$4,773.2	$4,896.1
Redeemable preferred stock, excluding equity conversion feature	—	—	377.1	377.1	329.4
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Total financial liabilities	$—	$4,773.2	$12,755.7	$17,528.9	$18,929.3

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Valuation Methodology
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2014 and September 30, 2013, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
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

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2013	$1,476.7	$1,178.1	$985.1	$225.3	$340.6	$2,729.1
Acquisitions (Note 3)	10.5	5.1	22.0	—	—	27.1
Deferrals	—	—	—	—	115.8	115.8
Less: Components of amortization -
Periodic amortization	—	—	(40.7)	(43.3)	(24.4)	(108.4)
Interest	—	—	—	7.3	6.7	14.0
Unlocking	—	—	—	11.9	1.7	13.6
Adjustment for unrealized investment (gains), net	—	—	—	(63.0)	(42.0)	(105.0)
Effect of translation	(7.6)	5.0	0.3	—	—	5.3
Balance at March 31, 2014	$1,479.6	$1,188.2	$966.7	$138.2	$398.4	$2,691.5
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
During the six months ended March 31, 2014, Spectrum Brands recorded an adjustment of $3.5 to goodwill to finalize the purchase accounting for the acquisition of the HHI Business from Stanley Black & Decker. The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.
During the six month period ended March 30, 2014, Spectrum Brands recorded additions to goodwill and intangible assets related to the acquisition of Liquid Fence. See Note 3, Acquisitions, for further detail.

Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of March 31, 2014 and September 30, 2013, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(144.5) and $(81.4), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $(23.5) and $18.6, respectively. Amortization of VOBA and DAC for the three months ended March 31, 2014 and March 31, 2013 was $10.9 and $16.8, and $6.0 and $12.1, respectively. Amortization of VOBA and DAC for the six months ended March 31, 2014 and March 31, 2013 was $24.1 and $75.7, and $16.0 and $22.7, respectively.
The above DAC balances include $29.5 and $26.2 of deferred sales inducements (“DSI”), net of shadow adjustments, as of March 31, 2014 and September 30, 2013, respectively.
Definite lived intangible assets are summarized as follows:

	March 31, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$888.6	$(184.5)	$704.1	$885.9	$(160.8)	$725.1	15 to 20 years
Trade names	171.4	(52.8)	118.6	171.6	(44.7)	126.9	1 to 12 years
Technology assets	192.2	(48.2)	144.0	172.1	(39.0)	133.1	4 to 17 years
	$1,252.2	$(285.5)	$966.7	$1,229.6	$(244.5)	$985.1

Amortization expense for definite lived intangible assets is as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Customer relationships	$11.6	$11.3	$23.3	$21.7
Trade names	4.1	4.3	8.2	7.9
Technology assets	4.8	4.5	9.2	7.6
	$20.5	$20.1	$40.7	$37.2

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $82.0 per year.
The weighted average amortization period for VOBA is approximately 4.8 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2014	$20.7
2015	44.5
2016	39.7
2017	32.5
2018	26.1
2019 and thereafter	119.2

(8) Debt
The Company’s consolidated debt consists of the following:

	March 31, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$925.0	7.9%	$925.0	7.9%
7.75% Senior Unsecured Notes, due January 15, 2022	200.0	7.8%	—	—%
Spectrum Brands:
CAD Term Loan, due December 17, 2019	75.9	5.0%	81.4	5.1%
Term Loan, due September 4, 2017 (Tranche A)	834.1	3.0%	850.0	3.0%
Term Loan, due September 4, 2019 (Tranche C)	513.7	3.6%	300.0	3.6%
Term Loan, due December 17, 2019 (Tranche B)	—	—	513.3	4.6%
Euro Term Loan, due September 4, 2019	309.2	3.8%	—	—
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
ABL Facility, expiring May 24, 2017	167.5	2.5%	—	5.7%
Other notes and obligations	50.4	7.1%	28.5	8.5%
Capitalized lease obligations	97.0	6.2%	67.4	6.2%
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%
EXCO/HGI JV
EXCO/HGI JV Credit Agreement, due February 14, 2018	250.6	2.7%	271.2	2.7%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	191.8	6.7%	182.9	6.6%
Secured borrowings under non-qualifying loan participations	100.0	11.0%	—	—
Total	5,405.2		4,909.7
Original issuance (discounts) premiums on debt, net	(8.9)		(13.6)
Total debt	5,396.3		4,896.1
Less current maturities	119.3		102.9
Non-current portion of debt	$5,277.0		$4,793.2

HGI
In January 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 (the "7.75% Notes"). The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the 7.75% Note offering the Company recorded $5.6 of fees during the six months ended March 31, 2014. These fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.75% Notes.
The Company has the option to redeem the 7.75% Notes prior to January 15, 2017 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. At any time on or after January 15, 2017, the Company may redeem some or all of the 7.75% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2017, the Company may redeem up to 35% of the original aggregate principal amount of the 7.75% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 107.75% of the principal amount of the 7.75% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.75% Notes remains outstanding immediately thereafter.

At March 31, 2014, the Company was in compliance with all covenants under the indentures governing the 7.875% Senior Secured Notes and the 7.75% Notes.
Spectrum Brands
Term Loan
In December 2013, Spectrum Brands amended the senior term loan facility (the "Term Loan"), issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0 (the "Euro Term Loan Debt"). The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing. The $215.0 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the refinancing of the Term Loan totaling $9.2 as an adjustment to interest expense during the six month period ended March 31, 2014.
The additional Tranche C and Euro Term Loan debt were issued at a 0.125% discount and recorded net of the discount incurred. Of this discount, $0.5 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $0.1 is reflected as an increase to interest expense during the six month period ended March 31, 2014. In connection with the refinancing of a portion of the Term Loan, Spectrum Brands recorded $0.6 and $7.1 of fees during the three and six month periods ended March 31, 2014, respectively, of which $5.1 is classified as debt issuance costs within the accompanying Condensed Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $1.9 reflected as an increase to interest expense during the six month period ended March 31, 2014.
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
As a result of borrowings and payments under the ABL Facility, at March 31, 2014, Spectrum Brands had aggregate borrowing availability of approximately $123.9, net of lender reserves of $8.6 and outstanding letters of credit of $49.9.
EXCO/HGI JV Credit Agreement
As of March 31, 2014, the EXCO/HGI JV had a borrowing base of $400.0 with $337.0 of outstanding indebtedness. Our proportionate share of the obligation was $250.6. The borrowing base is redetermined semi-annually during December and June, with the EXCO/HGI JV and the lenders having the right to request interim unscheduled redeterminations in certain circumstances.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of March 31, 2014, Salus had $100.0 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests".

(9) Defined Benefit Plans
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service cost	$0.8	$0.9	$2.0	$1.7
Interest cost	2.6	2.7	6.0	5.3
Expected return on assets	(2.4)	(2.4)	(6.0)	(4.9)
Recognized net actuarial loss	0.4	0.6	0.8	1.1
Employee contributions	—	(0.1)	—	(0.1)
Net periodic benefit expense	$1.4	$1.7	$2.8	$3.1
Contributions made during period	$2.2	$1.2	$5.6	$1.9

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and six months ended March 31, 2014 and March 31, 2013 were as follows:

	Three months ended				Six months ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$67.0	$256.4	$70.0	$289.3	$134.7	$552.8	$142.4	$428.9
Assumed	9.5	9.9	3.3	1.0	18.8	15.3	15.4	7.5
Ceded	(61.7)	(69.8)	(59.2)	(49.4)	(124.8)	(136.9)	(129.9)	(111.9)
Net	$14.8	$196.5	$14.1	$240.9	$28.7	$431.2	$27.9	$324.5

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2014 and March 31, 2013, FGL did not write off any reinsurance balances. During the three and six months ended March 31, 2014 and March 31, 2013, FGL did not commute any ceded reinsurance.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

Front Street
On December 31, 2012, FGL entered into a Reinsurance Agreement with Front Street Cayman, an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,400.0 of FGL’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, entered into an investment management agreement, pursuant to which Five Island Asset Management, LLC, (“Five Island”) would manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s existing guidelines.
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

(11) Stock Compensation

The Company recognized consolidated stock compensation expense of $24.0 and $15.7 during the three months ended March 31, 2014 and 2013, respectively and $47.4 and $22.2 during the six months ended March 31, 2014 and 2013, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of March 31, 2014 and related activity during the six months then ended, under HGI, Fidelity & Guaranty Life Holdings, Inc. ("FGH"), and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	3,954	$6.52	$2.55	335	$44.23	—	$—	$—
Granted	1,326	11.76	4.91	—	—	249	17.00	3.76
Exercised	(497)	4.96	1.77	(28)	41.79	—	—	—
Forfeited or expired	(25)	7.67	2.98	(3)	46.43	(2)	17.00	5.26
Stock options outstanding at March 31, 2014	4,758	8.14	3.28	304	44.43	247	17.00	3.74
Stock options vested and exercisable at March 31, 2014	1,379	7.39	2.93	129	42.56	—	—	—
Stock options outstanding and expected to vest	3,379	8.45	3.43	168	44.37	242	17.00	3.71

A summary of restricted stock, restricted stock units and Performance Restricted Stock Units ("PRSUs") outstanding as of March 31, 2014 and related activity during the six months then ended, under HGI, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2013	3,456	$7.72	—	$—
Granted	3,302	12.00	171	18.11
Vested	(1,126)	10.15	—	—
Forfeited	(26)	9.26	(3)	19.98
Restricted stock outstanding at March 31, 2014	5,606	9.75	168	18.08
Restricted stock expected to vest	5,606	9.75	164	18.03

	Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2013	1,118	$39.11	46	$49.60
Granted	436	69.00	—	—
Vested	(949)	39.62	(15)	49.45
Forfeited	—	—	(1)	49.45
Restricted stock units outstanding at March 31, 2014	605	59.84	30	49.59
Restricted stock units expected to vest	605	59.84	27	49.59

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2013	—	$—
Granted	541	17.37
Performance restricted stock units outstanding at March 31, 2014	541	17.37
Performance restricted stock units expected to vest	541	17.37
On March 31, 2014 the Company had 22 thousand vested and outstanding restricted stock units with a weighted average grant date fair value of $4.61 per share.
HGI
During the six months ended March 31, 2014, HGI granted stock option awards and restricted stock awards representing approximately 1,326 thousand and 3,302 thousand shares, respectively. HGI granted no stock option or restricted stock awards during the three months ended March 31, 2014. All of these grants are time based, and vest either immediately, or over periods of 1 year to 3 years. The total fair value of the stock grants during the six months ended March 31, 2014 on their respective grant dates was approximately $46.1. During the six months ended March 31, 2014 stock option awards and restricted stock awards with a total fair value of $14.3 vested. The total intrinsic value of share options exercised during the six months ended March 31, 2014 was $3.6, for which HGI received cash of $2.5 in settlement.
During the six months ended March 31, 2013, HGI granted stock option awards, restricted stock awards, and restricted stock unit awards representing approximately 1,528 thousand, 3,256 thousand and 9 thousand shares, respectively. During the three months ended March 31, 2013 HGI granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 30 thousand, 29 thousand and 9 thousand shares. All of these grants are time based, and vest over periods of 7 months up to 36 months. The total fair value of the stock grants on their respective grant dates was approximately $33.2.
In March 2014, the Company granted warrants to our Chief Executive Officer, Philip Falcone, representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.13. The warrants granted to our Chief Executive Officer will become effective if our stockholders approve the equity plan under which such grant was made. A portion of the warrants would vest immediately upon approval of the grant, and the remainder would vest over a period of 4 years. The estimated fair value of this award was $11.9, as of March 31, 2014.
Under HGI’s executive bonus plan for Fiscal 2014, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 31, 2015, and to vest, either immediately, or between 1 year and 3 years from the grant date.
As of March 31, 2014, there was approximately $29.9 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.82 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model.
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013
Risk-free interest rate	1.46% to 1.75%	0.85%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.0 years	5.3 to 6.0 years
Volatility	41.2%	42.8% to 44.0%

The weighted-average remaining contractual term of outstanding stock option awards at March 31, 2014, was 8.69 years.

Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 22 thousand and 436 thousand shares during the three and six months ended March 31, 2014, respectively. Of these grants, 90 thousand restricted stock units vested immediately and 53 thousand restricted stock units are time-based and vest over a period of one year. The remaining 293 thousand restricted stock units are performance and time-based and vest over a period of two years. The total market value of the restricted shares on the date of the grant was approximately $30.1.
Spectrum Brands granted restricted stock units representing approximately 62 thousand and 636 thousand shares during the three and six months ended March 31, 2013, respectively. Of these grants, 22 thousand restricted stock units are time-based and vest over a period of one year. Of the remaining 614 thousand restricted stock units, 90 thousand are performance based and vest over a one year period, and 524 thousand restricted stock units are performance-based and vest over a period of two years. The total market value of the restricted shares on the date of the grant was approximately $28.6.
The fair values of restricted stock awards and restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

FGL
In conjunction with the initial public offering, on November 7, 2013, FGL’s board of directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The FGL 2013 Stock Incentive Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s compensation committee approved the granting of awards under the FGL 2013 Stock Incentive Plan to certain employees, officers and directors (other than the members of the compensation committee). In addition, FGL’s board of directors approved the granting of awards to members of FGL’s compensation committee. The awards made to members of the FGL's compensation committee were not made under the FGL 2013 Stock Incentive Plan; however, these awards will be construed and administered as if subject to the terms of the FGL 2013 Stock Incentive Plan. FGL’s board of directors and stockholder, HGI, also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director.

FGL’s principal subsidiary, FGH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (“FGH Plans”). Awards under the FGH Plans are based on the common stock of FGH. In Fiscal 2013, FGH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans.

During the six months ended March 31, 2014, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 171 thousand and 541 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value the stock grants during six months ended March 31, 2014 on their respective grant dates was approximately $13.4. Additionally, on December 12, 2013, FGL granted 58 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0. FGL made no grants of stock option awards, restricted stock awards or performance restricted stock awards during the three months ended March 31, 2014.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of March 31, 2014 totaled $19.5 and will be recognized over a weighted-average period of 2.1 years.
The fair value of stock options awarded by, respectively, FGL during the six months ended March 31, 2014, and FGH during the six months ended March 31, 2013, is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013
Risk-free interest rate	1.4%	0.8%
Assumed dividend yield	1.5%	8%
Expected option term	4.5 years	4.5 years
Volatility	25%	27%

(12) Income Taxes
For the three and six months ended March 31, 2014, the Company's effective tax rates of 19.2% and (77.2)%, respectively, were negatively impacted by the following: (i) the profitability of our life insurance group, which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; (iii) book expense for the increase in the fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available; and (iv) tax amortization of certain indefinite lived intangibles. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting current unremitted foreign earnings to an incremental tax in the U.S. at the Federal statutory income tax rate of 35%, as no U.S. foreign tax credits can be claimed due to U.S. net operating losses. Partially offsetting these factors in the three and six months ended March 31, 2014 was the release of U.S. valuation allowances totaling $35.0 on deferred tax assets that FGL has determined are more-likely-than-not-realizable due to viable tax planning strategies
For the three and six months ended March 31, 2013, the Company's effective tax rates of 425.8% and 88.1%, respectively, were negatively impacted by the following: (i) the profitability of our life insurance group which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles. In addition, the Company is not permanently reinvesting current income from its foreign operations, thereby subjecting unremitted foreign earnings to an incremental tax in the U.S. at the Federal statutory income tax rate of 35%, as no U.S. foreign tax credits can be claimed due to U.S. net operating losses. Partially offsetting these factors in the six months ended March 31, 2013 was the release of U.S. valuation allowances totaling $49.3 on deferred tax assets that Spectrum Brands determined are more-likely-than-not realizable as a result of an acquisition.
Net operating loss (“NOL”) and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At March 31, 2014 and September 30, 2013, the Company had $11.7 and $13.8, respectively, of unrecognized tax benefits related to uncertain tax positions. If recognized in the future, $8.0 and $10.1, respectively, of unrecognized tax benefits would impact the effective tax rate at those dates. The Company also had approximately $3.9 and $3.7, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. As of March 31, 2014, certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
Effective October 1, 2012, Spectrum Brands’ management decided to not permanently reinvest earnings for the fiscal year ended September 30, 2012, and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. With these remitted earnings, Spectrum Brands plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on expected future repatriations of foreign earnings. For the fiscal year ending September 30, 2014, Spectrum Brands expect to accrue less than $2.0 of additional foreign tax expense from non-U.S. withholding and other taxes expected to be incurred as a result of the repatriation of current foreign earnings.
During the six months ended March 31, 2014, Spectrum Brands recorded a $178.7 reduction of its U.S. net operating loss carryforwards as a result of actual and deemed repatriations of foreign earnings. Due to full valuation allowances on the Spectrum Brands’ U.S. net operating loss carryforwards, there was no material impact on Spectrum Brands’ quarterly or projected annual income tax expense.

(13) Earnings Per Share
The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net (loss) income attributable to common and participating preferred stockholders	$(87.6)	$(45.5)	$(126.6)	$16.5

Participating shares at end of period:
Common shares outstanding	142,801	139,724	142,801	139,724
Preferred shares (as-converted basis)	59,134	62,839	59,134	62,839
Total	201,935	202,563	201,935	202,563

Percentage of (loss) income allocated to:
Common shares	100.0%	100.0%	100.0%	69.0%
Preferred shares (a)	—%	—%	—%	31.0%

Net (loss) income attributable to common shares - basic	$(87.6)	$(45.5)	$(126.6)	$11.4

Dilutive adjustments to (loss) income attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	—	—	—	5.1
Reversal of preferred stock dividends and accretion	—	—	—	24.3
Reversal of income related to fair value of preferred stock conversion feature	—	—	—	(29.3)
Net adjustment	—	—	—	0.1

Net (loss) income attributable to common shares - diluted	$(87.6)	$(45.5)	$(126.6)	$11.5

Weighted-average common shares outstanding - basic	139,889	139,724	139,529	139,604
Dilutive effect of preferred stock	—	—	—	62,839
Dilutive effect of unvested restricted stock and restricted stock units	—	—	—	1,856
Dilutive effect of stock options	—	—	—	592
Weighted-average shares outstanding - diluted	139,889	139,724	139,529	204,891

Net (loss) income per common share attributable to controlling interest:
Basic	$(0.63)	$(0.33)	$(0.91)	$0.08
Diluted	$(0.63)	$(0.33)	$(0.91)	$0.06

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding unvested restricted stock.
At March 31, 2014, there were 59,134 thousand shares issuable upon the conversion of the Preferred Stock, and 2,359 thousand and 1,302 thousand shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “Diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and unvested restricted stock and stock units and stock options would have been anti-dilutive for the period ended March 31, 2014. The Preferred Stock had a weighted average conversion price of $6.62 per share.

(14) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $24.2 at March 31, 2014. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
Legal and Environmental Matters
HGI
HGI is a nominal defendant, and the members of its board of directors are named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System in the Delaware Court of Chancery.  Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HGI, are also named as defendants in the complaint. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. The complaint seeks, among other things, an unspecified award of compensatory damages and costs and disbursements. The Company believes the allegations are without merit and intends to vigorously defend this matter.
HGI is a nominal defendant, and the members of its board of directors are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. HCP is also named as a defendant. The plaintiff alleges that the Spectrum Brands acquisition was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. The Company believes the allegations are without merit and intends to vigorously defend this matter.
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
Spectrum Brands
Spectrum Brands has accrued approximately $4.7 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2014, FGL has accrued $4.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.6.
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

On July 18, 2011, a putative class action complaint was filed in the United States District Court for the Central District of California captioned Eddie L. Cressy v. OM Financial Life Insurance Company ("OM Financial"), et al., Case No. 2:2011-cv-05871. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as vertain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies. The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the plaintiff leave to re-file the state law claims in California state court.

On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty Life Insurance Company, et al., in the Superior Court of California, County of Los Angeles, at No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff seeks to certify a class defined as "all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment."

On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive. As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the court on April 23, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification, which is scheduled to be heard by the Court on May 21, 2014. FGL Insurance has the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opt out of or object to the settlement. The settlement is subject to other conditions and the Court’s final approval.

At March 31, 2014, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2 and established a liability for the unpaid portion of the estimate of $7.1. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL is seeking indemnification from OM Group (UK) Limited ("OMGUK") under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. FGL has established an amount recoverable from OMGUK for the amount of $4.5, the collection of which FGL believes is probable. The actual amount recovered from OMGUK could be greater or less than FGL’s estimate, but FGL anticipates that the amount recovered will not be materially different than its current estimate.

In light of the inherent uncertainties involved in the matter described above and uncertainties in litigation generally, there can be no assurance that the matters described above, or any other pending or future litigation, will not have a material adverse effect on FGL's business, financial condition, or results of operations.

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
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At March 31, 2014, the notional amount of unfunded, legally binding lending commitments was approximately $207.4, of which $45.0 expires in one year or less, and the remainder expires between one and five years.

(15) Related Party Transactions

The Company has a reciprocal services agreement (the “Services Agreement”) with Harbinger Capital, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Under the Services Agreement, the Company recognized $1.5 and $2.9 of expenses for the three and six months ended March 31, 2014, respectively, and $1.2 and $1.4 of expenses for the three and six months ended March 31, 2013, respectively.

On March 18, 2014, HGI entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia agreed to acquire 23,000 thousand shares of preferred securities of newly formed subsidiaries of the HCP Stockholders (the “Preferred Securities”), at a price of $11.00 per Preferred Security, for an aggregate purchase price of $253.0 in cash. Following receipt by Leucadia of necessary regulatory approvals from the insurance regulators of our subsidiary, FGL, the Preferred Securities will be exchangeable into 23,000 thousand shares of Common Stock held by the HCP Stockholders. HGI did not sell any securities in the transaction. Pursuant to the Letter Agreement, HGI agreed with Leucadia that, until such time as Leucadia receives insurance regulatory approval, Leucadia will have the right to appoint two observers to our Board, subject to certain customary limitations. In addition, pursuant to the Letter Agreement, HGI agreed with Leucadia that upon the receipt of the insurance regulatory approvals referenced above, the size of HGI’s Board will be increased and Leucadia will be entitled to designate two director designees, subject to Leucadia’s continued beneficial ownership over minimum thresholds of Common Stock and compliance with applicable law, regulation and listing standards. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on our Board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HGI that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HGI’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HGI to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HGI’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HGI’s Board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HGI entered into a Registration Rights Acknowledgement among it, the HCP Stockholders and Leucadia acknowledging such transfer. A special committee of HGI’s Board, comprised of independent directors under the NYSE Rules, advised by two separate outside counsel, determined that it is in the best interests of HGI and its stockholders (not including Harbinger Capital and Leucadia and their respective affiliates) for HGI to enter into the foregoing agreements and the related transactions.

In December 2013, FGL completed an initial public offering of 9,750 thousand shares of common stock, and the underwriters exercised their option to purchase from the Company an additional 1,463 thousand shares of common stock, at a price of $17.00 per share. Jefferies LLC, one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HGI’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9, a portion of which was paid to Jefferies as a participating underwriter.

(16) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy and (iv) Asset Management.

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues:
Consumer Products	$1,021.7	$987.7	$2,122.3	$1,858.0
Insurance	274.1	402.3	647.2	745.9
Energy	39.2	16.7	74.7	16.7
Asset Management	9.8	5.3	14.3	13.7
Intersegment elimination	(3.6)	(0.9)	(7.3)	(0.9)
Consolidated revenues	$1,341.2	$1,411.1	$2,851.2	$2,633.4

Operating income:
Consumer Products	$92.5	$52.2	$217.6	$120.4
Insurance	26.3	108.0	111.6	271.6
Energy	(71.8)	0.5	(65.8)	0.5
Asset Management	4.0	2.7	0.1	7.8
Intersegment elimination	(4.0)	—	(7.7)	—
Total segments	47.0	163.4	255.8	400.3
Corporate and eliminations	(30.8)	(29.4)	(60.3)	(50.9)
Consolidated operating income	16.2	134.0	195.5	349.4
Interest expense	(77.2)	(75.7)	(161.2)	(218.8)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(3.5)	(39.6)	(50.7)	29.3
Gain on contingent purchase price reduction	—	—	0.5	—
Other expense, net	(4.6)	(3.2)	(16.5)	(11.9)
Consolidated (loss) income from continuing operations before income taxes	$(69.1)	$15.5	$(32.4)	$148.0

	Six months ended
Net change in cash due to operating activities	March 31, 2014	March 31, 2013
Consumer Products	$(156.7)	$(179.9)
Insurance	123.6	188.3
Energy	25.0	2.7
Asset Management	5.2	(1.4)
Net change in cash due to segment operating activities	(2.9)	9.7
Net change in cash due to corporate operating activities	(79.0)	(76.9)
Consolidated change in cash due to operating activities	$(81.9)	$(67.2)

(17) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at March 31, 2014 and March 31, 2013, and consolidating statements of operations information for the six months ended March 31, 2014 and 2013. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Harbinger Group Inc. - Condensed Consolidating Balance Sheet Information

March 31, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$17,884.5	$—	$595.6	$82.0	$(249.3)	$18,312.8
Investments in subsidiaries and affiliates	—	67.9	—	—	2,038.8	(2,106.7)	—
Affiliated loans and receivables	—	146.4	—	2.1	—	(148.5)	—
Cash and cash equivalents	93.4	761.8	19.3	73.0	372.3	—	1,319.8
Receivables, net	591.9	0.9	17.2	0.3	46.0	1.0	657.3
Inventories, net	725.9	—	—	—	—	—	725.9
Accrued investment income	—	178.7	—	3.9	—	(0.6)	182.0
Reinsurance recoverable	—	2,387.4	—	—	—	—	2,387.4
Deferred tax assets	35.7	190.5	—	—	—	0.9	227.1
Properties, including oil and natural gas properties, net	444.2	8.9	476.1	0.9	0.5	—	930.6
Goodwill	1,479.6	—	—	—	—	—	1,479.6
Intangibles, including DAC and VOBA, net	2,154.9	536.6	—	—	—	—	2,691.5
Other assets	162.0	200.4	2.9	10.4	32.8	—	408.5
Total assets	$5,687.6	$22,364.0	$515.5	$686.2	$2,572.4	$(2,503.2)	$29,322.5

Liabilities and Equity:
Insurance reserves	$—	$19,783.0	$—	$—	$—	$—	$19,783.0
Debt	3,429.5	300.0	250.6	291.9	1,124.3	—	5,396.3
Accounts payable and other current liabilities	666.8	48.8	33.0	5.1	67.8	—	821.5
Equity conversion feature of preferred stock	—	—	—	—	364.8	—	364.8
Employee benefit obligations	89.8	—	—	—	2.7	—	92.5
Deferred tax liabilities	490.7	—	—	—	—	2.3	493.0
Other liabilities	28.0	542.1	26.3	32.3	—	—	628.7
Affiliated debt and payables	—	1.9	102.1	289.8	—	(393.8)	—
Total liabilities	4,704.8	20,675.8	412.0	619.1	1,559.6	(391.5)	27,579.8
Temporary equity	—	—	—	—	319.3	—	319.3
Total stockholders’ equity	550.6	1,389.7	103.5	67.9	693.5	(2,111.7)	693.5
Noncontrolling interests	432.2	298.5	—	(0.8)	—	—	729.9
Total permanent equity	982.8	1,688.2	103.5	67.1	693.5	(2,111.7)	1,423.4
Total liabilities and equity	$5,687.6	$22,364.0	$515.5	$686.2	$2,572.4	$(2,503.2)	$29,322.5

September 30, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,282.3	$—	$389.3	$42.3	$(248.0)	$16,465.9
Investment in subsidiaries and affiliates	—	62.0	—	—	2,012.9	(2,074.9)	—
Affiliated loans and receivables	—	150.1	—	0.9	—	(151.0)	—
Cash and cash equivalents	207.3	1,248.3	18.7	166.5	258.9	—	1,899.7
Receivables, net	546.9	—	22.2	1.2	41.0	—	611.3
Inventories, net	632.9	—	—	—	—	—	632.9
Accrued investment income	—	159.3	—	2.3	—	(0.4)	161.2
Reinsurance recoverable	—	2,363.7	—	—	—	—	2,363.7
Deferred tax assets	33.0	260.4	—	—	—	—	293.4
Properties, including oil and natural gas properties, net	412.5	7.0	572.6	0.7	0.5	—	993.3
Goodwill	1,476.7	—	—	—	—	—	1,476.7
Intangibles, including DAC and VOBA, net	2,163.2	565.9	—	—	—	—	2,729.1
Other assets	154.2	84.1	4.1	11.3	27.9	—	281.6
Total assets	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Liabilities and Equity:
Insurance reserves	$—	$18,895.9	$—	$—	$—	$—	$18,895.9
Debt	3,218.9	300.0	271.2	181.8	924.2	—	4,896.1
Accounts payable and other current liabilities	849.4	52.9	32.8	6.3	71.3	—	1,012.7
Equity conversion feature of preferred stock	—	—	—	—	330.8	—	330.8
Employee benefit obligations	96.6	—	—	—	3.0	—	99.6
Deferred tax liabilities	492.8	—	—	—	—	—	492.8
Other liabilities	28.9	640.2	25.4	23.3	0.2	—	718.0
Affiliated debt and payables	—	0.8	102.2	293.3	—	(396.3)	—
Total liabilities	4,686.6	19,889.8	431.6	504.7	1,329.5	(396.3)	26,445.9
Temporary equity	—	—	0.1	—	329.3	—	329.4
Total stockholders’ equity	531.0	1,293.3	185.9	67.8	724.7	(2,078.0)	724.7
Noncontrolling interests	409.1	—	—	(0.3)	—	—	408.8
Total permanent equity	940.1	1,293.3	185.9	67.5	724.7	(2,078.0)	1,133.5
Total liabilities and equity	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Six months ended March 31, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$2,122.3	$—	$—	$—	$—	$—	$2,122.3
Oil and natural gas	—	—	74.7	—	—	—	74.7
Insurance premiums	—	28.7	—	—	—	—	28.7
Net investment income	—	400.6	—	14.3	—	(7.3)	407.6
Net investment gains	—	182.8	—	—	—	—	182.8
Insurance and investment product fees and other	—	35.1	—	—	—	—	35.1
Total revenues	2,122.3	647.2	74.7	14.3	—	(7.3)	2,851.2
Operating costs and expenses:
Consumer products cost of goods sold	1,381.5	—	—	—	—	—	1,381.5
Oil and natural gas direct operating costs	—	—	33.2	—	—	—	33.2
Benefits and other changes in policy reserves	—	431.2	—	—	—	—	431.2
Selling, acquisition, operating and general expenses	482.5	64.3	26.3	14.2	60.3	0.4	648.0
Impairment of oil and gas properties	—	—	81.0	—	—	—	81.0
Amortization of intangibles	40.7	40.1	—	—	—	—	80.8
Total operating costs and expenses	1,904.7	535.6	140.5	14.2	60.3	0.4	2,655.7
Operating income (loss)	217.6	111.6	(65.8)	0.1	(60.3)	(7.7)	195.5
Equity in net income (losses) of subsidiaries	—	(3.8)	—	—	48.2	(44.4)	—
Interest expense	(104.4)	(11.3)	(4.1)	—	(41.4)	—	(161.2)
Affiliated interest expense	—	0.2	(4.5)	(3.0)	—	7.3	—
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(50.7)	—	(50.7)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other expense, net	(1.6)	—	(10.2)	(1.3)	1.4	(4.8)	(16.5)
(Loss) income from continuing operations before income taxes	111.6	96.7	(84.6)	(4.2)	(102.3)	(49.6)	(32.4)
Income tax (benefit) expense	23.3	0.4	—	(0.1)	—	1.4	25.0
Net (loss) income	88.3	96.3	(84.6)	(4.1)	(102.3)	(51.0)	(57.4)
Less: Net income (loss) attributable to noncontrolling interest	36.6	8.6	—	(0.3)	—	—	44.9
Net (loss) income attributable to controlling interest	51.7	87.7	(84.6)	(3.8)	(102.3)	(51.0)	(102.3)
Less: Preferred stock dividends and accretion	—	—	—	—	24.3	—	24.3
Net (loss) income attributable to common and participating preferred stockholders	$51.7	$87.7	$(84.6)	$(3.8)	$(126.6)	$(51.0)	$(126.6)

Six months ended March 31, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$1,858.0	$—	$—	$—	$—	$—	$1,858.0
Oil and natural gas	—	—	16.7	—	—	—	16.7
Insurance premiums	—	27.9	—	—	—	—	27.9
Net investment income	—	336.5	—	13.7	—	(0.9)	349.3
Net investment gains	—	353.2	—	—	—	—	353.2
Insurance and investment product fees and other	—	28.3	—	—	—	—	28.3
Total revenues	1,858.0	745.9	16.7	13.7	—	(0.9)	2,633.4
Operating costs and expenses:
Consumer products cost of goods sold	1,247.0	—	—	—	—	—	1,247.0
Oil and natural gas operating costs	—	—	8.8	—	—	—	8.8
Benefits and other changes in policy reserves	—	324.5	—	—	—	—	324.5
Selling, acquisition, operating and general expenses	453.4	51.4	7.4	5.9	50.9	(0.9)	568.1
Amortization of intangibles	37.2	98.4	—	—	—	—	135.6
Total operating costs and expenses	1,737.6	474.3	16.2	5.9	50.9	(0.9)	2,284.0
Operating income	120.4	271.6	0.5	7.8	(50.9)	—	349.4
Equity in net income of subsidiaries	—	—	—	—	148.0	(148.0)	—
Interest expense	(130.2)	—	(0.9)	—	(87.7)	—	(218.8)
Affiliated interest expense	—	2.5	(1.1)	(1.4)	—	—	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	29.3	—	29.3
Other (expense) income, net	(5.3)	0.3	(8.9)	(0.1)	2.1	—	(11.9)
(Loss) income from continuing operations before income taxes	(15.1)	274.4	(10.4)	6.3	40.8	(148.0)	148.0
Income tax (benefit) expense	39.8	90.6	—	—	—	—	130.4
Net income	(54.9)	183.8	(10.4)	6.3	40.8	(148.0)	17.6
Less: Net income attributable to noncontrolling interest	(23.5)	—	—	0.3	—	—	(23.2)
Net income attributable to controlling interest	(31.4)	183.8	(10.4)	6.0	40.8	(148.0)	40.8
Less: Preferred stock dividends and accretion	—	—	—	—	24.3	—	24.3
Net income attributable to common and participating preferred stockholders	$(31.4)	$183.8	$(10.4)	$6.0	$16.5	$(148.0)	$16.5

(18) Subsequent Events

On May 9, 2014, HGI exercised its option to convert its issued and outstanding preferred stock into common stock of the Company. The conversion is expected to be effective on May 15, 2014 (the “Conversion Date”). On the Conversion Date, holders of the Series A preferred stock will receive approximately 160.95 shares of common stock per Series A preferred stock converted and holders of Series A-2 preferred stock will receive approximately 148.11 shares of common stock per Series A-2 preferred stock converted. The holders will also receive cash in lieu of fractional shares and for any and all accrued but unpaid dividends. Following the Conversion Date, all rights of the holders of the preferred stock, including rights to dividends, will terminate except that, in accordance with and for so long as required by the certificate of designation governing the Series A preferred stock, a preferred stock held by CF Turul LLC (“CF Turul”), an affiliate of Fortress Investment Group LLC, will not be converted in order to preserve CF Turul’s continuing rights under the certificate of designation governing the Series A preferred stock. It is the Company's understanding that following the Conversion Date, CF Turul obtained all required insurance regulatory approvals and as a result the limitation on voting previously applicable to CF Turul will no longer apply. The preferred stock held by CF Turul following the Conversion Date will not be entitled to receive dividends and distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Harbinger Group Inc. ("HGI," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HGI which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 27, 2013 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and six months ended March 31, 2014 as the "Fiscal 2014 Quarter" and the "Fiscal 2014 Six Months", respectively, and the three and six months ended March 31, 2013 as the "Fiscal 2013 Quarter" and the "Fiscal 2013 Six Months," respectively.
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re, Ltd., “Front Street”), financing and asset management (Five Island Asset Management, LLC, “Five Island”, and Salus Capital Partners, LLC, “Salus”), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment in a joint venture (the “EXCO/HGI JV”) with EXCO Resources, Inc. (“EXCO”) through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which includes FGL and Front Street; (iii) Energy, which includes the EXCO/HGI JV; and (iv) Asset Management, which includes Salus and Five Island.
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
Energy Segment
On February 14, 2013, EXCO and HGI formed the EXCO/HGI JV to own and operate conventional oil and natural gas properties. EXCO contributed to the EXCO/HGI JV its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. EXCO and HGI own an economic interest in the EXCO/HGI JV of 25.5% and 74.4%, respectively.
The EXCO/HGI JV’s primary business objective is to over time generate stable cash flows and grow its asset base through acquisitions from a variety of sources, including third parties, EXCO and HGI. Given the inherent decline in the production potential of its existing assets base, the EXCO/HGI JV also intends to pursue acquisitions of predominantly-producing long-life conventional oil and natural gas properties. The EXCO/HGI JV believes that this strategy will allow it to generate and to opportunistically add incremental cash flows.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset manager, Five Island.
Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5.0 to $50.0 million with the ability to lead and agent larger transactions. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and Front Street as participants and funds committed by Salus’ collateralized loan obligation ("CLO") securitization. As of March 31, 2014, Salus, along with its co-lenders FGL and Front Street, have funded loans totaling $802.7 million aggregate principal amount outstanding on a consolidated basis. During the Fiscal 2014 Quarter, Salus closed on 1 transaction, representing approximately $20.0 million in total commitment.
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. Since inception through March 31, 2014, none of the loans in Salus' portfolio have been delinquent.

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

Highlights for the Fiscal 2014 Quarter and the Fiscal 2014 Six Months
Significant Transactions and Activity
During the Fiscal 2014 Quarter and the Fiscal 2014 Six Months, our most significant activity included the following:

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

•	In January 2014, Spectrum Brands completed the $35.8 million acquisition of The Liquid Fence Company, Inc. ("Liquid Fence"), a producer of animal repellents.
Insurance segment

•
In December 2013, FGL announced an initial public offering of 9,750 thousand shares of common stock at a price to the public of $17 per share.  The shares began trading on the New York Stock Exchange on December 13, 2013 under the ticker symbol "FGL".  FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.4% interest.

•
In December 2013, Front Street Re (Cayman) Ltd. ("Front Street Cayman"), a wholly-owned indirect subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 million of its annuity business to Front Street Cayman, on a funds withheld basis.

Asset Management segment

•
Salus originated $20.0 million of new asset-backed loan commitments in the Fiscal 2014 Quarter. Salus, together with its affiliated co-lenders FGL and Front Street, had $795.7 million of loans outstanding as of March 31, 2014, net of allowance for credit losses of $7.0 million.

•
On April 3, 2014, subsequent to the end of the quarter, Energy & Infrastructure Capital (“EIC”), an investment manager specializing in direct lending to companies in the global energy and infrastructure sectors, and an indirect subsidiary of HGI, announced its launch.

Energy segment

•
Subsequent to a one year exemption to Rule 4-10(c)(4) of Regulation S-X granted by the SEC expiring, our Energy segment recorded impairments to its oil and natural gas properties of $81.0 million based on the ceiling test limitation under full cost method of accounting. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date of the EXCO/HGI JV (amongst other things, market prices based on NYMEX futures) and the prices used in the ceiling test calculation (based on the simple average spot price for the trailing twelve month period.)

Corporate and Other segment

•
In January 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 (the "7.75% Notes"). The 7.75% Notes were priced at par plus accrued interest from January 21, 2014.

Key financial highlights

•
Net loss attributable to common and participating preferred stockholders increased $42.1 million to $87.6 million, or $0.63 per common share attributable to controlling interest ($0.63 diluted) in the Fiscal 2014 Quarter, compared to a net loss attributable to common and participating preferred stockholders of $45.5 million, or $0.33 per common share attributable to controlling interest ($0.33 diluted), in the Fiscal 2013 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $454.3 million (held at HGI and HGI Funding, LLC).

•
Our Consumer Products segment’s operating profit for the Fiscal 2014 Quarter increased $40.3 million, or 77.2%, to $92.5 million from $52.2 million for the Fiscal 2013 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $13.2 million, or 9.2%, to $156.5 million versus the Fiscal 2013 Quarter primarily due to higher sales of hardware and home improvement products, batteries and appliances, and home and garden control products. Adjusted EBITDA margin represented 15.3% of sales as compared to 14.5% in the Fiscal 2013 Quarter. See Non-GAAP measures below for more details.

•
Our Insurance segment’s operating income for the Fiscal 2014 Quarter decreased $81.7 million, to $26.3 million from an operating income of $108.0 million for the Fiscal 2013 Quarter, primarily due to the conclusion of the portfolio repositioning that had resulted in higher realized investment gains in the Fiscal 2013 Quarter. Our Insurance segment’s adjusted net income (“Insurance AOI”) increased by $28.8 million, or 127.4%, to $51.4 million versus $22.6 million for the Fiscal 2013 Quarter, primarily due to an increase in net investment spread during the Fiscal 2014 Quarter as discussed in the Insurance segment discussion below.

•
Our Energy segment’s oil and natural gas revenues for the Fiscal 2014 Quarter increased $22.5 million to $39.2 million. Operating loss for the Fiscal 2014 Quarter was $71.8 million, a decrease of $72.3 million from the Fiscal 2013 Quarter, which was primarily due to the recognition of an $81.0 million impairment under the ceiling test limitation required by full cost method of accounting. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA-Energy") for the Fiscal 2014 Quarter was $16.4 million, an increase of $9.3 million from the Fiscal 2013 Quarter. For the Fiscal 2014 Quarter, the Energy segment's production was 98 MBbl of oil, 123 MBbl of natural gas liquids and 5,038 Mmcf of natural gas. The Energy segment's results for the prior period is for the partial period from inception through March 31, 2013, and is thus not comparable to the corresponding current period results.

•
Our Asset Management segment contributed approximately $9.8 million to our consolidated revenues for the Fiscal 2014 Quarter from the operations of Salus and Five Island together, gross of revenue from affiliated entities, an increase of $4.5 million over the Fiscal 2013 Quarter. The Asset Management segment had net income for the Fiscal 2014 Quarter of $4.7 million resulting from the offset between the higher revenue revenue previously discussed, and increased overhead to support growth.

•
Through the six months ended March 31, 2014, we received dividends of approximately $65.2 million from our respective subsidiaries, including $46.0 million, $17.0 million and $2.2 million from FGL, Spectrum Brands and the EXCO/HGI JV, respectively. The FGL dividend of $46.0 million includes a special dividend of $43.0 million paid out of the proceeds from FGL's initial public offering in December 2013.

Results of Operations
Fiscal Quarter and Fiscal Six Months Ended March 31, 2014 Compared to Fiscal Quarter and Fiscal Six Months Ended March 31, 2013
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Revenues:
Consumer Products	$1,021.7	$987.7	$34.0	$2,122.3	$1,858.0	$264.3
Insurance	274.1	402.3	(128.2)	647.2	745.9	(98.7)
Energy	39.2	16.7	22.5	74.7	16.7	58.0
Asset Management	9.8	5.3	4.5	14.3	13.7	0.6
Intersegment elimination	(3.6)	(0.9)	(2.7)	(7.3)	(0.9)	(6.4)
Consolidated revenues	$1,341.2	$1,411.1	$(69.9)	$2,851.2	$2,633.4	$217.8

Operating income:
Consumer Products	$92.5	$52.2	$40.3	$217.6	$120.4	$97.2
Insurance	26.3	108.0	(81.7)	111.6	271.6	(160.0)
Energy	(71.8)	0.5	(72.3)	(65.8)	0.5	(66.3)
Asset Management	4.0	2.7	1.3	0.1	7.8	(7.7)
Intersegment elimination	(4.0)	—	(4.0)	(7.7)	—	(7.7)
Total segments	47.0	163.4	(116.4)	255.8	400.3	(144.5)
Corporate and Other	(30.8)	(29.4)	(1.4)	(60.3)	(50.9)	(9.4)
Consolidated operating income	16.2	134.0	(117.8)	195.5	349.4	(153.9)
Interest expense	(77.2)	(75.7)	(1.5)	(161.2)	(218.8)	57.6
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(3.5)	(39.6)	36.1	(50.7)	29.3	(80.0)
Gain on contingent purchase price reduction	—	—	—	0.5	—	0.5
Other expense, net	(4.6)	(3.2)	(1.4)	(16.5)	(11.9)	(4.6)
Consolidated (loss) income from continuing operations before income taxes	(69.1)	15.5	(84.6)	(32.4)	148.0	(180.4)
Income tax (benefit) expense	(13.3)	66.0	(79.3)	25.0	130.4	(105.4)
Net (loss) income	(55.8)	(50.5)	(5.3)	(57.4)	17.6	(75.0)
Less: Net income (loss) attributable to noncontrolling interest	19.7	(17.2)	36.9	44.9	(23.2)	68.1
Net (loss) income attributable to controlling interest	(75.5)	(33.3)	(42.2)	(102.3)	40.8	(143.1)
Less: Preferred stock dividends and accretion	12.1	12.2	(0.1)	24.3	24.3	—
Net (loss) income attributable to common and participating preferred stockholders	$(87.6)	$(45.5)	$(42.1)	$(126.6)	$16.5	$(143.1)

Revenues. Revenues for the Fiscal 2014 Quarter decreased $69.9 million, or 5.0%, to $1,341.2 million from $1,411.1 million for the Fiscal 2013 Quarter. The decrease was primarily driven by lower investment gains in our Insurance segment that resulted from the completion of portfolio repositioning trading activity that had generated higher realized investment gains in the Fiscal 2013 Quarter, offset by increased battery, home and garden control and hardware and home improvement sales in our Consumer Products segment, and the full period effect of oil and natural gas sales in our Energy segment resulting from our acquisition of the EXCO/HGI JV in the Fiscal 2013 Quarter.

Revenues for the Fiscal 2014 Six Months increased $217.8 million, or 8.3%, to $2,851.2 million from $2,633.4 million for the Fiscal 2013 Six Months. The increase was primarily driven by the full period effect of the acquisition of the hardware and home improvement product line and higher overall sales in our Consumer Products segment during the Fiscal 2013 Six Months, our acquisition of an equity interest in the EXCO/HGI JV in February 2013 and an increase in investment income resulting from the deployment of cash in our Insurance segment, offset by lower realized investment gains and losses in our Insurance segment that resulted from the completion of portfolio repositioning trading activity which had generated higher realized investment gains in the Fiscal 2013 Six Months.

Consolidated operating income. Consolidated operating income for the Fiscal 2014 Quarter decreased $117.8 million, or 87.9%, to $16.2 million from $134.0 million for the Fiscal 2013 Quarter. The decrease is primarily due to the recognition of an $81.0 million impairment under the ceiling test limitation required by full cost method of accounting in our Energy segment, and lower operating income in our Insurance segment resulting from lower realized investment gains.

Consolidated operating income for the Fiscal 2014 Six Months decreased $153.9 million, or 44.0%, to $195.5 million from $349.4 million for the Fiscal 2013 Six Months. The decrease is primarily due to to the recognition of an $81.0 million ceiling-test impairment in our Energy segment noted above, lower operating income originating from our Insurance segment as a result of the conclusion of the portfolio repositioning that had resulted in higher realized investment gains in the Fiscal 2013 Six Months, and higher corporate expenses primarily due to higher stock based compensation expense amortization. These decreases in operating income were offset in part by higher operating income from our Consumer Products segment as a result of the inclusion of a full quarter of results from their hardware and home improvement acquisition in the Fiscal 2013 Six Months and an overall decrease in acquisition and integration related charges.
Interest Expense. Interest expense increased $1.5 million to $77.2 million for the Fiscal 2014 Quarter from $75.7 million for the Fiscal 2013 Quarter. The increase is primarily due to higher overall debt levels at HGI, and our Insurance and Energy segments as compared to the Fiscal 2013 Quarter, offset by refinancing to lower interest rate debt at HGI and our Consumer Products segment during the course of Fiscal 2013.
Interest expense decreased $57.6 million to $161.2 million for the Fiscal 2014 Six Months from $218.8 million for the Fiscal 2013 Six Months. The decrease is primarily due to (i) the non-recurrence of penalties, fees and write-offs incurred in the Fiscal 2013 Six Months relating to the refinancing of Spectrum Brands, and the Company's debt and costs incurred by Spectrum Brands associated with the financing of the Hardware Acquisition; and (ii) refinancing to lower interest rate debt during the course of Fiscal 2013.
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $3.5 million for the Fiscal 2014 Quarter was principally due to an increase in the market price of our common stock from $11.85 to $12.23 per share during the Fiscal 2014 Quarter, offset in part by the effect of a decrease in the discount yield rate. During the Fiscal 2013 Quarter the loss from the change in the fair value of the equity conversion feature of the preferred stock of $39.6 million was principally due to an increase in the market price of our common stock from $7.50 to $8.26 per share during the Fiscal 2013 Quarter.
The loss from the change in the fair value of the equity conversion feature of the preferred stock of $50.7 million for the Fiscal 2014 Six Months was principally due to an increase in the market price of our common stock from $10.37 to $12.23 per share during the Fiscal 2014 Six Months. During the Fiscal 2013 Six Months the gain from the change in the fair value of the equity conversion feature of the preferred stock of $29.3 million was principally due to a decrease in the market price of our common stock from $8.43 to $8.26 per share during the Fiscal 2013 Six Months.
Other expense, net. Other expense, net increased $1.4 million to $4.6 million for the Fiscal 2014 Quarter from $3.2 million for the Fiscal 2013 Six Months. The increase is primarily due to foreign exchange losses on certain foreign exchange denominated asset-based loans.
Other expense, net increased $4.6 million to $16.5 million for the Fiscal 2014 Six Months from $11.9 million for the Fiscal 2013 Six Months. The increase resulted from an increase in foreign exchange losses arising from foreign exchange losses on certain foreign exchange denominated asset-based loans, and unrealized losses on oil and natural gas derivatives. Partially offsetting these increases was a decrease in unrealized losses on HGI Funding's investment portfolio, as compared to the Fiscal 2013 Six Months.

Income Taxes. For the Fiscal 2014 Quarter and Fiscal 2014 Six Months our effective tax rates 19.2% and (77.2)%, respectively, were negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) net operating losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the preferred stock for which no tax benefit is available; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions for which the Company cannot claim foreign tax credits in the United States due to its tax net operating loss position. Partially offsetting these factors in the Fiscal 2014 Quarter and Fiscal 2014 Six Months, was the release of U.S. valuation allowances totaling $35.0 million on deferred tax assets that FGL has determined are more-likely-than-not-realizable due to viable tax planning strategies.
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
For the Fiscal 2014 Six Months, Spectrum Brands generated nominal domestic pretax profits and expects to generate pretax domestic profits during the remainder of Fiscal 2014. Should Spectrum Brands continue to generate domestic pretax profits for Fiscal 2014 and in subsequent periods, there is a reasonable possibility that a portion of the domestic valuation allowance of $346.0 million could be released in the next twelve to twenty-four months.
For the Fiscal 2013 Quarter and Fiscal 2013 Six Months, our effective tax rate of 425.8% and 88.1%, respectively, were negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) pre-tax losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) tax amortization of certain indefinite lived intangibles; and (iv) tax expense on income in certain foreign jurisdictions for which the Company cannot claim foreign tax credits in the United States due to its tax net operating loss position. Partially offsetting these factors in the Fiscal 2013 Six Months was the release of U.S. valuation allowances totaling $49.3 million on deferred tax assets that Spectrum Brands determined are more-likely-than-not realizable as a result of an acquisition.
Spectrum Brands’ management decided to not permanently reinvest earnings for the fiscal year ended September 30, 2012, and future foreign subsidiary earnings, except to the extent repatriation of such earnings is limited or precluded by law. Using these earnings, Spectrum Brands plans to voluntarily prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on expected future repatriations of foreign earnings. For the fiscal year ended September 30, 2014, we expect to accrue less than $2.0 million of additional foreign tax expense from non-U.S. withholding and other taxes expected to be incurred as a result of the repatriation of current foreign earnings.
During the Fiscal 2013 Six Months, Spectrum Brands estimated and recorded a $178.7 million reduction of its U.S. net operating loss carryforwards as a result of actual and deemed repatriations of foreign earnings. Due to full valuation allowances on the Spectrum Brands’ U.S. net operating loss carryforwards, there was no material impact on Spectrum Brands’ quarterly or projected annual income tax expense.
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HGI, which was 41.4% and 42.6% for Spectrum Brands, 19.6% and 0.0% for FGL, and 14.3% and 7.7% for Salus, as of March 31, 2014 and March 31, 2013, respectively.
Preferred Stock Dividends and Accretion. The preferred stock dividends and accretion consist of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion; and (iii) accretion of the carrying value of our preferred stock, which was discounted by the bifurcated equity conversion feature and issuance costs.
For purposes of determining the preferred stock non-cash principal accretion amount, we calculate the value of HGI’s net assets (the “Preferred Stock NAV”) in accordance with terms of the certificates of designation of the preferred stock. In accordance with the certificates of designation, we are required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The accretion rate will be set for the following six months based on the performance of our Preferred Stock NAV as of the date of such calculation. The Preferred Stock NAV as of March 31, 2014, calculated in accordance with the certificates of designation, was approximately $2.8 billion. This calculation results in no quarterly non-cash accretion for the Fiscal 2014 and 2013 Quarters, although it could increase to an annualized rate of 2% or 4% in subsequent periods if the performance of the Preferred Stock NAV declines below approximately $1.3 billion.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Net consumer product sales	$1,021.7	$987.7	$34.0	$2,122.3	$1,858.0	$264.3
Consumer products cost of goods sold	662.1	664.9	(2.8)	1,381.5	1,247.0	134.5
Consumer products gross profit	359.6	322.8	36.8	740.8	611.0	129.8
Selling, acquisition, operating and general expenses	246.6	250.5	(3.9)	482.5	453.4	29.1
Amortization of intangibles	20.5	20.1	0.4	40.7	37.2	3.5
Operating income - Consumer Products segment	$92.5	$52.2	$40.3	$217.6	$120.4	$97.2
Revenues. Net consumer products sales for the Fiscal 2014 Quarter increased $34.0 million, or 3.4%, to $1,021.7 million from $987.7 million for the Fiscal 2013 Quarter. The increase in net consumer product sales in the Fiscal 2014 Quarter is primarily due to higher sales of consumer batteries, home and garden control products and hardware and home improvement products. The growth in consumer battery sales was driven by increased alkaline sales in North America, continued customer gains, regional expansion and promotions in Europe and successful new flashlight product launches throughout Latin America. Gains in home and garden control products were due to due to strong retailer demand and strong promotions, coupled with an increase in repellent sales related to the acquisition of Liquid Fence, offset by decreased household insect control sales due to timing of customer orders. Increased sales of hardware and home improvement products were primarily attributable to the residential security category and international growth in the Asian Pacific region and in Latin America, offset by decreased sales in North America due to severe winter weather related delays in the spring building season.
Net consumer products sales for the Fiscal 2014 Six Months increased $264.3 million, or 14.2%, to $2,122.3 million from $1,858.0 million for the Fiscal 2013 Six Months. The increase in net consumer product sales in the Fiscal 2014 Six Months is primarily due to the full period effect of the inclusion of sales from Spectrum Brands' hardware and home improvement product line acquisition that occurred in the Fiscal 2013 Six Months and increases in sales of Spectrum Brands' home and garden control, consumer batteries and electric personal care products. On a proforma basis, assuming the acquisition had occurred at the beginning of the Fiscal 2013 Six Months, hardware and home improvement sales increased $62.8 million to $545.3 million in the Fiscal 2014 Six Months. These increases in sales were offset in part by decreases in sales in Spectrum Brands' other product lines, primarily within the pet supplies product lines, and foreign exchange impacts. Revenue from the pet supplies product line was negatively impacted by key retailer inventory reductions, coupled the non-recurrence of companion animal promotions that occurred in the Fiscal 2013 Six Months.

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
Product line net sales	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Hardware and home improvement products	$266.9	$256.7	$10.2	$545.3	$290.7	$254.6
Consumer batteries	211.3	199.7	11.6	475.8	470.7	5.1
Small appliances	152.5	154.6	(2.1)	369.3	374.7	(5.4)
Pet supplies	159.4	160.4	(1.0)	288.5	300.2	(11.7)
Electric personal care products	62.0	61.0	1.0	149.5	143.0	6.5
Home and garden control products	114.6	102.0	12.6	148.3	132.5	15.8
Electric shaving and grooming products	55.0	53.3	1.7	145.6	146.2	(0.6)
Total net sales to external customers	$1,021.7	$987.7	$34.0	$2,122.3	$1,858.0	$264.3
Consumer products cost of goods sold / Consumer products gross profit. Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2014 Quarter was $359.6 million compared to $322.8 million for the Fiscal 2013 Quarter. The increase in gross profit was driven by the non-recurrence of a $26.0 million increase to cost of goods sold due to the sale of inventory that occurred during the Fiscal 2013 Quarter, which was revalued in connection with Spectrum Brands' hardware and home improvement product line acquisition, coupled with increased sales. Gross profit margin for the Fiscal 2014 Quarter increased to 35.2% from 32.7% in the Fiscal 2013 Quarter.
Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2014 Six Months was $740.8 million compared to $611.0 million for the Fiscal 2013 Six Months. The increase in gross profit was driven by the full period effect of the inclusion of the hardware and home improvement product line acquisition which contributed $128.0 million in gross profit. Gross profit margin for the Fiscal 2014 Six Months increased to 34.9% from 32.9% in the Fiscal 2013 Six Months. The increase in gross profit margin was driven by the non-recurrence of a $31.0 million increase to cost of goods sold due to the sale of inventory that occurred during the Fiscal 2013 Six Months which was revalued in connection with Spectrum Brands' hardware and home improvement product line acquisition.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased by $3.9 million, or 1.6%, to $246.6 million for the Fiscal 2014 Quarter, from $250.5 million for the Fiscal 2013 Quarter. The $3.9 million decrease in Spectrum Brands’ selling, operating and general expenses is principally due to $5.7 million decrease in acquisition and integration related charges, partially offset by a $1.0 million decrease in restructuring and related charges.
Selling, acquisition, operating and general expenses increased by $29.1 million, or 6.4%, to $482.5 million for the Fiscal 2014 Six Months, from $453.4 million for the Fiscal 2013 Six Months. The $29.1 million increase in Spectrum Brands’ selling, operating and general expenses is principally due to Spectrum Brands' hardware and home improvement product line acquisition which accounted for an increase of $57.0 million in operating expenses, tempered by a $21.0 million decrease in acquisition and integration related charges. Additionally, Spectrum Brands incurred a $1.0 million increase in restructuring and related charges and an increase in stock compensation expense of $3.0 million, tempered by $5.0 million in savings across all segments from our cost reduction initiatives and positive foreign exchange impacts of $3.0 million.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles increased $0.4 million, or 2.0%, to $20.5 million from $20.1 million for the Fiscal 2013 Quarter. The increase in the Fiscal 2014 Quarter from the Fiscal 2013 Quarter was primarily due to an increase in amortization of intangibles acquired as part of the hardware and home improvement acquisition in Fiscal 2013.
For the Fiscal 2014 Six Months, amortization of intangibles increased $3.5 million, or 9.4%, to $40.7 million from $37.2 million for the Fiscal 2013 Six Months. The increase in the Fiscal 2014 Six Months from the Fiscal 2013 Six Months was primarily due to an increase in amortization of intangibles acquired as part of the hardware and home improvement acquisition in Fiscal 2013.

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

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Insurance premiums	$14.8	$14.1	$0.7	$28.7	$27.9	$0.8
Net investment income	200.2	166.9	33.3	400.6	336.5	64.1
Net investment gains	40.9	206.7	(165.8)	182.8	353.2	(170.4)
Insurance and investment product fees and other	18.2	14.6	3.6	35.1	28.3	6.8
Total Insurance segment revenues	274.1	402.3	(128.2)	647.2	745.9	(98.7)
Benefits and other changes in policy reserves	196.5	240.9	(44.4)	431.2	324.5	106.7
Acquisition, operating and general expenses, net of deferrals	34.4	24.5	9.9	64.3	51.4	12.9
Amortization of intangibles	16.9	28.9	(12.0)	40.1	98.4	(58.3)
Total Insurance segment operating costs and expenses	247.8	294.3	(46.5)	535.6	474.3	61.3
Operating income - Insurance segment	$26.3	$108.0	$(81.7)	$111.6	$271.6	$(160.0)
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
For the Fiscal 2014 Quarter, premiums increased $0.7 million, or 5.0% to $14.8 million from $14.1 million for the Fiscal 2013 Quarter. For the Fiscal 2014 Six Months, premiums increased $0.8 million, or 2.9%, to $28.7 million from $27.9 million for the Fiscal 2013 Six Months.
Net investment income. For the Fiscal 2014 Quarter, net investment income increased $33.3 million, or 20.0% to $200.2 million from $166.9 million for the Fiscal 2013 Quarter. During the Fiscal 2013 Quarter investment income was impacted by FGL's decision in the first fiscal quarter of 2013 to be defensive with its investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to its liabilities. In addition, FGL sold investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the first Fiscal 2013 Quarter. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. FGL began reinvesting the sales proceeds in September 2013 and FGL continued its reinvestment strategy into the first fiscal quarter of 2014. As a result, FGL saw a substantial increase in earned yield during the first half of fiscal 2014. FGL's reinvestment strategy resulted in a decrease in cash and short-term investments of $635.0 million from March 31, 2013 to March 31, 2014 and a corresponding increase in earned yield and net investment income during the Fiscal 2014 Quarter.
For the Fiscal 2014 Six Months, net investment income increased $64.1 million, or 19.0%, to $400.6 million from $336.5 million for the Fiscal 2013 Six Months. The increase in investment income period over period was due to the portfolio reposition during the first half of 2013 and reinvestment strategy in 2014 discussed for the Fiscal 2014 Quarter above.
Average invested assets (on an amortized cost basis) were $17.5 billion and $16.6 billion, and the yield earned on average invested assets was 4.7% and 4.1% (annualized) for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter,

respectively, compared to interest credited and option costs of 2.9% and 2.9% (annualized), for each period, respectively.
Average invested assets (on an amortized cost basis) were $17.1 billion and $16.5 billion, and the yield earned on average invested assets was 4.8% and 4.2% (annualized) for the Fiscal 2014 Six Months and the Fiscal 2013 Six Months, respectively, compared to interest credited and option costs of 3.0% and 3.1% (annualized), for each period, respectively.

The Insurance Segment’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
Yield on average invested assets (at amortized cost)	4.7%	4.1%	4.8%	4.2%
Less: Interest credited and option cost	2.9%	2.9%	3.0%	3.1%
Net investment spread	1.8%	1.2%	1.8%	1.1%

The net investment spread for the Fiscal 2014 Quarter and Fiscal 2014 Six Months was 0.6% higher and 0.7% higher than for the Fiscal 2013 Quarter and Fiscal 2013 Six Months, respectively due to the re-investment strategy discussed above which resulted in a decrease in cash and short-term investments and an increase in yield earned and net investment income.
Net investment gains. For the Fiscal 2014 Quarter the Insurance Segment had net investment gains of $40.9 million compared to net investment gains of $206.7 million for the Fiscal 2013 Quarter. The period over period decrease of $165.8 million is primarily due to a decrease in net realized and unrealized gains on futures contracts and call options of $109.7 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based. FGL utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in their hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 1.3% and 10.0% during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
Also contributing to the quarter over quarter decrease were net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Quarter of $13.3 million, compared to net investment gains of $74.5 million for the Fiscal 2013 Quarter. The $61.2 million decrease period over period is primarily due to $30.1 million of gains during the Fiscal 2013 Quarter related to continued trading activity to reduce exposure to longer-dated corporate and municipal bonds as part of the Company’s ongoing asset liability management positioning, and $44.4 million of gains related to trading activity on the Front Street portfolio.
For the Fiscal 2014 Six Months, the Insurance Segment had net investment gains of $182.8 million compared to net investment gains of $353.2 million for the Fiscal 2013 Six Months. The period over period decrease of $170.4 million is primarily due to $28.5 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Six Months, compared to net investment gains of $246.5 million for the Fiscal 2013 Six Months. The $218.0 million decrease period over period is primarily due to FGL's portfolio repositioning trading activity during the Fiscal 2013 Six Months as described above. Partially offsetting this decrease was an increase in net realized and unrealized gains on futures contracts and call options of $43.3 million for the Fiscal 2013 Six Months primarily resulting from the performance of the indices upon which the call options and futures contracts are based as discussed above.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Call options:
Gain on option expiration	$47.5	$17.1	$30.4	$100.1	$40.0	$60.1
Change in unrealized gain (loss)	(26.3)	101.4	(127.7)	35.4	57.6	(22.2)
Futures contracts:
Gain (loss) on futures contracts expiration	(2.6)	12.4	(15.0)	10.5	5.2	5.3
Change in unrealized gain (loss)	3.9	1.3	2.6	3.9	3.8	0.1
	$22.5	$132.2	$(109.7)	$149.9	$106.6	$43.3
The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
S&P 500 Index:
Point-to-point strategy	4.5%	4.8%	4.9%	4.8%
Monthly average strategy	4.9%	3.9%	5.1%	4.5%
Monthly point-to-point strategy	6.3%	2.5%	7.3%	2.7%
3 Year high water mark	21.5%	21.9%	20.4%	19.9%
For the Fiscal 2014 Quarter and Fiscal 2014 Six Months, the average credit to contractholders from index credits during the period was 5.4% and 5.9%, respectively compared to 3.9% and 4.1% for the Fiscal 2013 Quarter and Fiscal 2013 Six Months, respectively. The credits for the Fiscal 2014 Quarter and Fiscal 2014 Six Months were based on comparing the S&P 500 Index on each issue date in the Fiscal 2014 Quarter and Fiscal 2014 Six Months, to the same issue date in the Fiscal 2013 Quarter and Fiscal 2013 Six Months, respectively. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2013 Quarter and Fiscal 2013 Six Months compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $3.6 million, or 24.7% to $18.2 million for the Fiscal 2014 Quarter from $14.6 million for the Fiscal 2013 Quarter and $6.8 million, or 24.0% to $35.1 million, for the Fiscal 2014 Six Months from $28.3 million for the Fiscal 2013 Six Months. These increases are primarily due to the growth in sales of FGL's indexed individual life ("IUL") and FIA products and the associated product fees associated with them over the past year.
Benefits and other changes in policy reserves. For the Fiscal 2014 Quarter, benefits and other changes in policy reserves decreased $44.4 million, or 18.4%, to $196.5 million, from $240.9 million for the Fiscal 2013 Quarter principally due to the FIA market value liability which decreased $30.3 million during the Fiscal 2014 Quarter compared to a $130.2 million increase during the Fiscal 2013 Quarter. The FIA market value liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period decrease of $160.5 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's derivative assets quarter over quarter).
Partially offsetting this decrease was the FIA present value of future credits and guarantee liability change, which increased $28.9 million during the Fiscal 2014 Quarter compared to a $40.1 million decrease during the Fiscal 2013 Quarter. The period over period increase of $69.0 million was primarily driven by the increase in risk free rates during the current quarter, which increased reserves by $25.8 million compared to an increase in risk free rates in the Fiscal 2013 Quarter and corresponding decrease in reserves of $26.5 million.
For the Fiscal 2014 Six Months, benefits and other changes in policy reserves increased $106.7 million, or 32.9%, to $431.2 million, from $324.5 million for the Fiscal 2013 Six Months principally due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in index credits, interest credited and bonuses. The FIA present value of future credits and guarantee liability change decreased $22.8 million during the Fiscal 2014 Six Months compared to a $58.7 million decrease during the Fiscal 2013 Six Months. The period over period increase of $35.9 million was primarily driven by a greater increase in risk free rates during the Fiscal 2013 Six Months, which reduced reserves by $38.9 million compared to a decrease of $9.4 million during the Fiscal 2014 Six Months. The increase in index credits, interest credited and bonuses period over period is primarily due to increased sales of new FIA and deferred annuity policies during the past year.
Also contributing to the period over period increase was a $29.2 million increase in other policy benefits and reserve movements. Specifically, this increase was the result of a decrease in life contingent SPIA reserves the during the Fiscal 2013 Six Months as a result of reserve releases from large case deaths which resulted in mortality gains of $28.3 million during the period.
Below is a summary of the major components included in benefits and other changes in policy reserves for the Fiscal 2014 and 2013 Quarters, and the Fiscal 2014 and 2013 Six Months (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
FIA market value option liability	$(30.3)	$130.2	$(160.5)	$50.0	$62.1	$(12.1)
FIA present value future credits & guarantee liability change	28.9	(40.1)	69.0	(22.8)	(58.7)	35.9
Index credits, interest credited & bonuses	156.7	127.7	29.0	318.8	260.9	57.9
Annuity Payments	48.9	51.4	(2.5)	107.1	111.3	(4.2)
Other policy benefits and reserve movements	(7.7)	(28.3)	20.6	(21.9)	(51.1)	29.2
Total benefits and other changes in policy reserves	$196.5	$240.9	$(44.4)	$431.2	$324.5	$106.7

Acquisition, operating and general expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, increased $9.9 million, or 40.4%, to $34.4 million for the Fiscal 2014 Quarter, from $24.5 million for the Fiscal 2013 Quarter and $12.9 million, or 25.1%, to $64.3 million for the Fiscal 2014 Six Months, from $51.4 million for the Fiscal 2013 Six Months. The period over period increases were principally due to an increase in stock compensation expense as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with FGL's initial public offering. Additionally, the stock compensation expense related to the 2011 and 2012 Fidelity & Guaranty Life Holdings, Inc. ("FGH") Plans increased as a result of the appreciation of FGL's share price since the initial public offering.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles decreased $12.0 million, or 41.5%, to $16.9 million from $28.9 million for the Fiscal 2013 Quarter. For the Fiscal 2014 Six Months, amortization of intangibles decreased $58.3 million, or 59.2%, to $40.1 million from $98.4 million for the Fiscal 2013 Six Months. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decreases were primarily driven by lower current gross margins caused by the change in realized gains discussed above. The decrease in the margins was primarily due to the decrease in trading gains on the available-for-sale portfolio.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, and from inception to period ended March 31, 2013 (in millions):

	Fiscal 2014 Quarter	Inception to period ended March 31, 2013	Increase / (Decrease)	Fiscal 2014 Six Months	Inception to period ended March 31, 2013	Increase / (Decrease)
Oil and natural gas revenues	$39.2	$16.7	$22.5	$74.7	$16.7	$58.0
Oil and natural gas direct operating costs	17.1	8.8	8.3	33.2	8.8	24.4
Oil and natural gas operating margin	22.1	7.9	14.2	41.5	7.9	33.6
Acquisition, operating and general expenses, net of deferrals	12.9	7.4	5.5	26.3	7.4	18.9
Impairment of oil and natural gas properties	81.0	—	81.0	81.0	—	81.0
Operating (loss) income - Energy segment	$(71.8)	$0.5	$(72.3)	$(65.8)	$0.5	$(66.3)
Oil and natural gas production, revenues, and prices. Oil and natural gas revenues were $39.2 million for the Fiscal 2014 Quarter. The Energy segment’s average sales price was $92.99 per Bbl of oil, $46.72 per Bbl of natural gas liquids, and $4.83 per Mcf of natural gas for the Fiscal 2014 Quarter. The Energy segment's average sales price for natural gas during the Fiscal 2014 Quarter was positively impacted by higher demand due to lower than average temperatures during the winter season. The Energy segment’s developmental activities in the Permian basin during the quarter included 3 wells spud and 2 wells completed and 3 wells turned-to-sales. The production during the quarter consisted of 5.0 Bcfe from the East Texas/North Louisiana region and 1.4 Bcfe from the Permian basin.
Oil and natural gas revenues were $74.7 million for the Fiscal 2014 Six Months. The Energy segment’s average sales price was $92.97 per Bbl of oil, $46.35 per Bbl of natural gas liquids, and $4.20 per Mcf of natural gas for the Fiscal 2014 Six Months. The Energy segment's average sales price for natural gas during the Fiscal 2014 Six Months was positively impacted by higher demand due to lower than average temperatures during the winter season. The Energy segment’s developmental activities in the Permian basin during the period included 8 wells spud, 6 wells completed and 6 wells turned-to-sales. The production during the period consisted of 10.2 Bcfe from the East Texas/North Louisiana region and 3.0 Bcfe from the Permian basin.
Oil and natural gas revenues were $16.7 million for the period from inception to March 31, 2013. The Energy segment’s average sales price was $87.41 per Bbl of oil, $37.85 per Bbl of natural gas liquids, and $3.44 per Mcf of natural gas for the period from inception to March 31, 2013. The Energy segment’s developmental activities in the Permian basin during the period included 5 wells spud and 3 wells completed. The production during the period consisted of 2.7 Bcfe from the East Texas/North Louisiana region and 0.7 Bcfe from the Permian basin.
The average daily production decreased to 70.7 Mmcfe per day and 72.8 Mmcfe per day for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively, compared to 76.6 Mmcfe per day for the period from inception to March 31, 2013. The decrease is primarily attributable to normal production declines in excess of the production added from the Energy segment's drilling program.
Direct operating costs and expenses. Direct operating costs and expenses consist of oil and natural gas operating costs, gathering and transportation expenses, and production and ad valorem taxes. The Energy segment’s oil and natural gas operating costs for the Fiscal 2014 Quarter were $10.0 million or $1.57 per Mcfe, and $20.4 million or $1.54 per Mcfe for the Fiscal 2014 Six Months. Oil and natural gas operating costs were $5.5 million, or $1.59 per Mcfe, from inception to period ended March 31, 2013. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. The reduction from prior year on a per Mcfe basis was due to the implementation of numerous cost savings initiatives, including shutting in marginal producing wells with high-cost water production, decreasing compression expenditures, reducing the salt-water disposal costs and modifying the chemical treating programs.
Gathering and transportation expenses totaled $3.4 million, or $0.54 per Mcfe, and $6.6 million, or $0.50 per Mcfe, for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively. Gathering and transportation costs were $1.4 million, or $0.40 per Mcfe, from inception to period ended March 31, 2013. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses. The increase on a per Mcfe basis from prior year was primarily due to changes in the gathering systems utilized for a portion of the production in the East Texas/North Louisiana region. The changes to these gathering systems resulted in higher realized prices received from the purchaser included within the Energy segment's revenues as well as higher gathering and transportation costs.
For the Fiscal 2014 Quarter and Fiscal 2014 Six Months, production and ad valorem taxes were $3.6 million, or $0.57 per Mcfe and $6.2 million, or $0.47 per Mcfe, respectively. For the period from inception to March 31, 2013, production and ad valorem taxes were $2.0 million, or $0.57 per Mcfe. On a percentage of revenue basis, production and ad valorem taxes were 9.2% and 8.3% of gross oil and natural gas sales for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively, compared to 11.8% from inception to period ended March 31, 2013. During the Fiscal 2014 Six Months, the Energy segment was charged a severance tax rate of $0.12 per Mcf compared to a rate of $0.15 for the period from inception to March 31, 2013. The reduction in the severance tax rate in Louisiana was offset by higher severance taxes in Texas due to higher oil and natural gas prices which are based on a percentage of the gross value sold.
Acquisition, operating and general expenses, net of deferrals. The Energy segment’s general and administrative costs for the Fiscal 2014 Quarter and Fiscal 2014 Six Months were $2.2 million, or $0.35 per Mcfe, and $3.9 million, or $0.29 per Mcfe, respectively. Significant components of general and administrative expense for the Fiscal 2014 Quarter and Fiscal 2014 Six Months included (i) service agreement charges of $2.4 million and $4.8 million, respectively, related to accounting, legal, information technology, treasury, engineering, and other costs; (ii) employee personnel costs of $1.6 million and $2.8 million, respectively, including salaries, bonuses, insurance and other benefits; and (iii) other miscellaneous expenses of $0.6 million and $1.1 million, respectively, including audit fees, legal expenses, and other office expenses. General and administrative costs are reduced by (i) operator overhead reimbursements allocated to the working interest owners of the Energy segment’s operated oil and natural gas properties of $2.1 million and $4.3 million, respectively; and (ii) capitalized salaries and share-based compensation related to the Energy segment’s oil and natural gas exploration and production activities of $0.3 million and $0.5 million, respectively.
The Energy segment's general and administrative costs for the period from inception to March 31, 2013 were $1.1 million, or $0.31 per Mcfe. These costs primarily consisted of service agreement charges and personnel costs, and were partially offset by operator overhead reimbursement.
Depletion expense for the Fiscal 2014 Quarter and Fiscal 2014 Six Months was $9.8 million, or $1.54 per Mcfe, and $20.6 million, or $1.56 per Mcfe, respectively. Depletion expense for the period from inception to March 31, 2013 was $5.7 million, or $1.65 per Mcfe. The decrease in the Energy segment's depletion rate from prior year was primarily due to impairments of the oil and natural gas properties which lowered the Energy segment's depletable base. Depletion expense was calculated using the unit-of-production method for Energy segment's proved oil and gas properties. The Energy segment's depreciation expense was $0.4 million and $0.8 million for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively, compared to $0.1 million from inception to period ended March 31, 2013. This depreciation relates to Energy segment's gas gathering assets in the East Texas/North Louisiana region. Accretion of discount on asset retirement obligations was $0.5 million and $1.0 million for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively, compared to $0.3 million from inception to period ended March 31, 2013.
Impairment of oil and natural gas properties. For the Fiscal 2014 Quarter and Fiscal 2014 Six Months, the Energy segment recorded impairments to its oil and natural gas properties of $81.0 million based on the ceiling test limitation under full cost method of accounting. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation. The Energy segment's pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. As we had requested, and received, an one year exemption from the ceiling test required under Rule 4-10(c)(4) of Regulation S-X, the Energy segment did not record an impairment of its oil and natural gas properties under the ceiling test for the period from inception to March 31, 2013.

Summary of key financial data
A summary of key financial data for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, and from inception to period ended March 31, 2013 related to our proportionate 74.4% interest in the results of operations of the EXCO/HGI JV reported in the Energy segment is presented below:

(dollars in millions, except per unit prices)	Fiscal 2014 Quarter	Inception to period ended March 31, 2013	Increase / (Decrease)	Fiscal 2014 Six Months	Inception to period ended March 31, 2013	Increase / (Decrease)
Production:
Oil (Mbbls)	98.0	58.0	40.0	199.0	58.0	141.0
Natural gas liquids (Mbbls)	123.0	54.0	69.0	265.0	54.0	211.0
Natural gas (Mmcf)	5,038.0	2,773.0	2,265.0	10,465.0	2,773.0	7,692.0
Total production (Mmcfe) (1)	6,364.0	3,445.0	2,919.0	13,249.0	3,445.0	9,804.0
Average daily production (Mmcfe)	70.7	76.6	(5.9)	72.8	76.6	(3.8)
Revenues before derivative financial instrument activities:
Oil	$9.1	$5.1	$4.0	$18.5	$5.1	$13.4
Natural gas liquids	5.7	2.0	3.7	12.3	2.0	10.3
Natural gas	24.4	9.6	14.8	43.9	9.6	34.3
Total revenues	$39.2	$16.7	$22.5	$74.7	$16.7	$58.0
Oil and natural gas derivative financial instruments:
Loss on derivative financial instruments	$(6.8)	$(8.8)	$2.0	$(10.2)	$(8.8)	$(1.4)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$92.99	$87.41	$5.58	$92.97	$87.41	$5.56
Natural gas liquids (per Bbl)	46.72	37.85	8.87	46.35	37.85	8.50
Natural gas (per Mcf)	4.83	3.44	1.39	4.20	3.44	0.76
Natural gas equivalent (per Mcfe)	6.16	4.84	1.32	5.64	4.84	0.80
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.57	$1.59	$(0.02)	$1.54	$1.59	$(0.05)
Production and ad valorem taxes	0.57	0.57	—	0.47	0.57	(0.10)
Gathering and transportation	0.54	0.40	0.14	0.50	0.40	0.10
Depletion	1.54	1.65	(0.11)	1.56	1.65	(0.09)
Depreciation and amortization	0.06	0.04	0.02	0.06	0.04	0.02
General and administrative	0.35	0.31	0.04	0.29	0.31	(0.02)
Interest expense	0.61	0.58	0.03	0.65	0.58	0.07

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Asset Management segment revenues	$9.8	$5.3	$4.5	$14.3	$13.7	$0.6
Asset Management segment operating costs and expenses	5.8	2.6	3.2	14.2	5.9	8.3
Operating income - Asset Management segment	$4.0	$2.7	$1.3	$0.1	$7.8	$(7.7)

Asset Management segment revenues and operating income. Revenues for the Fiscal 2014 Quarter increased $4.5 million to $9.8 million from $5.3 million in the Fiscal 2013 Quarter. Operating income for the Fiscal 2014 Quarter increased $1.3 million to $4.0 million, from operating income of $2.7 million earned during the Fiscal

2013 Quarter. The increase in revenues during Fiscal 2014 Quarter is primarily the result of an increase in the asset-based loans originated and serviced by the operations of Salus to $802.7 million at March 31, 2014 from $244.4 million at March 31, 2013, coupled with an increase in asset management fees earned from affiliates by the operations of Five Island, a wholly-owned asset management company. The increase in operating expenses during Fiscal 2014 Quarter is primarily due to an increase in salary and benefit expenses resulting from the addition of employees, and to a lesser extent an increase in expenses due to increased operations.

Revenues for the Fiscal 2014 Six Months increased $0.6 million to $14.3 million from $13.7 million in the Fiscal 2013 Six Months. Operating income for the Fiscal 2014 Six Months decreased $7.7 million to $0.1 million, from operating income of $7.8 million earned during the Fiscal 2013 Six Months, primarily as a result of the increases in operating expenses discussed below. The increase in revenues during Fiscal 2014 Six Months is primarily the result of an increase in asset management fees earned from affiliates by the operations of Five Island, offset in part by the non-recurrence of a success fee earned on a loan by Salus in the Fiscal 2013 Six Months. Operating expenses increased $8.3 million during the Fiscal 2014 Six Months primarily due to an increase in salary and benefit expenses resulting from the addition of employees, and to a lesser extent an increase in expenses due to increased operations.

Corporate and Other Segment

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $1.4 million to $30.8 million for the Fiscal 2014 Quarter from $29.4 million for the Fiscal 2013 Quarter, and increased $9.4 million to $60.3 million for the Fiscal 2014 Six Months from $50.9 million for the Fiscal 2013 Six Months.
The $1.4 million increase in corporate expenses for the Fiscal 2014 Quarter is primarily due to (i) an increase in amortization of unearned stock-based compensation for awards in the current year when compared to the prior year; (ii) an increase in performance-based bonus expense, (iii) an increase in payroll costs and rent, and (iv) an increase in other expenses due to the expansion of our overall operations during the Fiscal 2014 Quarter. These increases were partially offset by a decrease in acquisition and integration related charges and a decrease in the cost of directors and officers insurance.
The $9.4 million increase in corporate expenses for the Fiscal 2014 Six Months is primarily due to (i) an increase in amortization of unearned stock-based compensation for awards in the current and prior years; (ii) an increase in performance-based bonus expense; (iii) an increase in consultant fees for legal and other professional fees; (iv) an increase in the cost of directors and officers insurance; (v) an increase in payroll costs and rent; and (vi) an increase in other expenses due to the expansion of our overall operations during the Fiscal 2014 Six Months. These increases were offset by a decrease in acquisition and integration related charges.
HGI’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s net asset value (“Compensation NAV”). Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. HGI’s accrual for these bonus compensation expenses for the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively, as compared to the respective comparable prior fiscal periods, resulted in an increase in the expense recognized of $1.9 million as compared to the respective prior fiscal periods. This reflects the underlying performance and growth in the Compensation NAV, which has grown approximately 19.4% and 31.8% in the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively.

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
Spectrum Brands' computations of Adjusted EBIT and Adjusted EBITDA may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others. EBITDA and Adjusted EBITDA are measures that are not prescribed by generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA specifically exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, Spectrum Brands encourages investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.
The table below shows the adjustments made to the reported net income (loss) of the consumer products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported net income (loss) :	2014	2013	2014	2013
Reported net income (loss) - consumer products segment	$33.9	$(40.9)	$88.3	$(54.9)
Add back:
Interest expense	47.4	60.4	104.4	130.2
Income tax expense	10.5	29.1	23.3	39.8
HHI Business inventory fair value adjustment	—	25.8	—	31.0
Pre-acquisition earnings of HHI Business	—	—	—	30.3
Restructuring and related charges	7.9	7.9	12.3	14.5
Acquisition and integration related charges	6.3	12.0	11.8	32.8
Venezuela devaluation	—	2.0	—	2.0
Adjusted EBIT - consumer products segment	106.0	96.3	240.1	225.7
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	18.7	15.3	36.5	26.2
Amortization of intangibles	20.5	20.1	40.7	37.2
Stock-based compensation	11.3	11.6	17.9	14.8
Adjusted EBITDA - consumer products segment	$156.5	$143.3	$335.2	$303.9
Adjusted Operating Income — Insurance. Insurance AOI is a non-US GAAP financial measure frequently used throughout the insurance industry and an economic measure the Insurance Segment uses to evaluate financial performance each period. For the Fiscal 2014 Quarter, Insurance AOI increased $28.8 million to $51.4 million, or 127.4%, from $22.6 million for the Fiscal 2013 Quarter and by $37.4 million to $84.7 million for the Fiscal 2014 Six Months, or 79.1%, from $47.3 million for the Fiscal 2013 Six Months. The increase for the Fiscal 2014 Quarter was primarily due to a $35.0 million valuation allowance release during the quarter. Partially offsetting this income tax benefit was after-tax interest expense of $3.6 million during the Fiscal 2014 Quarter as well as an increase in after-tax stock compensation expense of $3.8 million.
The increase for the Fiscal 2014 Six Months was primarily due to the valuation allowance release noted above, as well as a $19.2 million increase in net investment income after-tax during the Fiscal 2014 Six Months. These increases were partially offset by higher after-tax interest expense of $7.3 million during the Fiscal 2014 Six Months as well as an increase in stock compensation expense of $7.2 million, after-tax.

The table below shows the adjustments made to the reported net income of the insurance segment to calculate Insurance AOI (in millions):

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported net income :	2014	2013	2014	2013
Reported net income - insurance segment:	$43.1	$73.1	$96.3	$183.8
Effect of investment gains, net of offsets	(4.6)	(39.0)	(8.6)	(120.7)
Effect of change in FIA embedded derivative discount rate, net of offsets	11.8	(11.5)	(4.1)	(15.8)
Effect of class action litigation reserves, net of offsets	1.1	—	1.1	—
Adjusted operating income - insurance segment	$51.4	$22.6	$84.7	$47.3
Insurance AOI is calculated by adjusting the Insurance Segment's net income to eliminate (i) the impact of net investment gains, excluding gains and losses on derivatives and including net of other-than-temporary impairment losses recognized in operations, (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability and (iii) the impact of certain litigation reserves. All adjustments to Insurance AOI are net of the corresponding VOBA, DAC and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of the Insurance Segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations and together with net income we believe Insurance AOI provide meaningful financial metrics that help investors understand our underlying results and profitability. Our Insurance Segment's non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.
In the second quarter of 2014, the Insurance AOI definition was revised from a pre-tax basis to an after-tax basis to better reflect the basis on which the performance of the Insurance Segment business is internally assessed. Insurance AOI now includes interest expense and an effective tax rate of 35% is now applied to reconciling items made to net income. All prior periods presented have been re-presented to reflect this new definition. Additionally, during the second quarter of 2014 the definition of Insurance AOI was further revised to exclude the impact of certain litigation reserves, net of the corresponding VOBA, DAC and income tax impact related to these adjustments. Specifically, the expense to establish litigation reserves to settle class action lawsuits. This change has been reflected in the current period calculation and will be applied prospectively. As a result of this change, Insurance AOI as presented in this report may not be comparable with the Insurance AOI definition presented in other reports.
Non-US GAAP measures such as Insurance AOI should not be used as a substitute for reported net income. However, we believe the adjustments made to net income in order to derive AOI are significant to gaining an understanding of the Insurance Segment's overall results of operations. For example, the Insurance Segment could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of the derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate movements. Similarly, the Insurance Segment could also have poor operating results in a given period yet show net income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. FGL hedges FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Management and FGL's board of directors review Insurance AOI and net income as part of their examination of the Insurance Segment's overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on the Insurance Segment's net income. Accordingly, management and the board of directors of FGL perform an independent review and analysis of these items, as part of their review of hedging results each period.
The adjustments to net income are net of DAC and VOBA amortization and income tax expense related to these adjustments. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates. The impact of the change in risk-free interest rates has been removed from net income.
Adjusted EBITDA-Energy. EBITDA represents net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA-Energy represents EBITDA adjusted to exclude non-recurring other operating items, accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, and stock-based compensation. The EXCO/HGI JV has presented EBITDA and Adjusted EBITDA-Energy because they are a widely used measure by investors, analysts and rating agencies for valuations, peer comparisons and investment recommendations. In addition, these measures are used in covenant calculations required under the EXCO/HGI JV’s credit agreement. Compliance with the liquidity and debt incurrence covenants included in these agreements is considered material to the EXCO/HGI JV. The EXCO/HGI JV’s computations of EBITDA and Adjusted EBITDA-Energy may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others. EBITDA and Adjusted EBITDA-Energy are measures that are not prescribed by generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA-Energy specifically exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, the EXCO/HGI JV encourages investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.
The table below shows the adjustments made to the reported net loss of the energy segment to calculate its Adjusted EBITDA-Energy (in millions):

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported net loss:	2014	2013	2014	2013
Reported net loss - energy segment	$(82.5)	$(10.4)	$(84.6)	$(10.4)
Interest expense	3.9	2.0	8.6	2.0
Depreciation, amortization and depletion	10.2	5.8	21.4	5.8
EBITDA - energy segment	(68.4)	(2.6)	(54.6)	(2.6)
Accretion of discount on asset retirement obligations	0.5	0.3	1.0	0.3
Impairment of oil and natural gas properties	81.0	—	81.0	—
Loss on derivative financial instruments	6.8	8.8	10.2	8.8
Cash settlements on derivative financial instruments	(3.5)	0.6	(3.3)	0.6
Stock based compensation expense	—	—	0.1	—
Adjusted EBITDA - energy segment	$16.4	$7.1	$34.4	$7.1

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes and the 7.75% Notes (approximately $88.4 million per year), dividend payments on its preferred stock (approximately $31.3 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital Partners LLC to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2014 Six Months, we received $65.2 million in cash dividends from FGL, Spectrum and the EXCO/HGI JV ($46.0 million, $17.0 million and $2.2 million, respectively). The FGL dividend of $46.0 million includes a $43.0 million special dividend paid out of the proceeds from FGL's initial public offering in December 2013. We expect to receive approximately $117.0 million of dividends during fiscal 2014 (inclusive of the $65.2 million already received during the Fiscal 2014 Six Months), which along with cash on hand exceeds our expected cash requirements to satisfy our interest and dividend obligations, and general administrative expenses. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). At the same time, HGI’s current and future subsidiaries and business may require additional capital to maintain or grow their businesses, or make payments on their indebtedness. While we are not obligated to provide such capital, we may determine to do so based on a consideration of a variety of facts. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources, including from the issuance of debt and/or equity by HGI or our subsidiaries. For example, Front Street, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. HGI, FGL and Front Street have also committed to provide Salus with capital and financing, in order to engage in asset based lending transactions. In addition, one or more subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to in the future to grow their business, pursue acquisition activities and/or to manage their liquidity needs. Any such issuance may limit such subsidiary's ability to make upstream cash distributions.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At March 31, 2014, HGI’s corporate cash, cash equivalents and investments were $454.3 million.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, operating needs or acquisition size and terms, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HGI. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, preferred stock or common stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2013 through a combination of cash on hand ($93.4 million at March 31, 2014) and cash flows from operations and available borrowings under its ABL revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2014 will be approximately $70.0 million to $75.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands' debt agreements, including the ABL Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested. At March 31, 2014, there are no significant foreign cash balances available for repatriation. During Fiscal 2014, Spectrum Brands expects to generate between $50.0 million and $75.0 million of foreign cash that it expects will be repatriated for general corporate purposes.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of March 31, 2014, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

Financial Condition
As of March 31, 2014 and March 31, 2013, the Company’s investment portfolio was approximately $18.3 billion and $16.5 billion, respectively, and was divided among the following asset classes (in millions):

	March 31, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,587.2	8.7%	$1,523.1	9.3%
Commercial mortgage-backed securities	486.6	2.7%	454.4	2.8%
Corporates	10,522.1	57.5%	9,418.3	57.2%
Equities (a)	484.9	2.7%	352.5	2.1%
Hybrids	451.6	2.5%	428.8	2.6%
Municipals	1,240.0	6.8%	1,007.0	6.1%
Agency residential mortgage-backed securities	99.4	0.5%	98.6	0.6%
Non-agency residential mortgage-backed securities	1,847.1	10.0%	1,368.0	8.3%
U.S. Government	392.6	2.1%	1,001.8	6.1%
Derivatives	273.0	1.5%	221.8	1.3%
Asset-based loans	795.7	4.3%	560.4	3.4%
Other (primarily policy loans and other invested assets)	132.6	0.7%	31.2	0.2%
Total investments	$18,312.8	100.0%	$16,465.9	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($314.0 million and $226.3 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($39.1 million and $44.6 million, respectively).
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
 As of March 31, 2014 and September 30, 2013, FGL’s fixed maturity available-for-sale portfolio was approximately $16.6 billion and $15.3 billion, respectively. The increase in B and below investments from September 30, 2013 to March 31, 2014 is primarily due to the acquisition of certain non-agency mortgage-backed securities (“RMBS”), which carry a NAIC 1 designation.
The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (in millions):

	March 31, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,486.7	8.9%	$1,737.9	11.4%
AA	2,282.6	13.7%	2,423.1	15.8%
A	4,067.7	24.5%	3,791.3	24.8%
BBB	6,315.0	38.0%	5,499.0	35.9%
BB (a)	565.6	3.4%	442.2	2.9%
B and below (b)	1,909.0	11.5%	1,406.5	9.2%
Total	$16,626.6	100.0%	$15,300.0	100.0%

(a) Includes $44.2 million and $31.4 million at March 31, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,578.6 million and $1,096.3 million at March 31, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.

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
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper, ("Alt-A") RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of FGL's RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. This is primarily due to credit and change of intent impairments recorded by FGL which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, FGL presents the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The tables below present FGL's fixed maturity securities by NAIC designation as of March 31, 2014 and September 30, 2013 (in millions):

	March 31, 2014			September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,393.2	$9,777.3	58.8%	$9,157.0	$9,367.6	61.2%
2	5,866.2	6,050.9	36.4%	5,352.6	5,369.7	35.1%
3	446.0	461.6	2.8%	379.5	389.4	2.6%
4	256.3	258.7	1.5%	132.7	133.0	0.9%
5	78.8	78.1	0.5%	34.4	34.3	0.2%
6	—	—	—%	5.9	6.0	—%
	$16,040.5	$16,626.6	100.0%	$15,062.1	$15,300.0	100.0%

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
FGL’s investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, favorable capital characteristics, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market. FGL believes incremental purchases of non-agency RMBS securities bring its asset allocation back more in line with typical life insurance company’s structured exposure.
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $537.2 million and $588.0 million as of March 31, 2014, respectively, and $360.7 million and $394.9 million as of September 30, 2013, respectively. FGL continues to focus on NAIC 1 and 2 rated investments and has reduced its exposure to NAIC 4 or lower rated investments, since September 30, 2013. The following tables summarize FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2014 and September 30, 2013:

March 31, 2014						September 30, 2013
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	97.2%	AAA	3.2%	2008	0.5%	1	92.5%	AAA	4.8%	2007	21.8%
2	1.7%	AA	1.5%	2007	17.6%	2	6.0%	AA	2.3%	2006	23.9%
3	0.9%	A	7.2%	2006	33.8%	3	0.7%	A	8.7%	2005 and prior	54.3%
4	0.2%	BBB	2.8%	2005 and prior	48.1%	4	0.5%	BBB	3.9%		100.0%
5	—%	BB and below	85.3%		100.0%	5	0.3%	BB and below	80.3%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%

Asset-backed securities exposure
As of March 31, 2014, FGL's asset-backed securities ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 91.2% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL's ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize FGL's ABS exposure. The non-CLO exposure represents 8.8% of total ABS assets, or 0.8% of total invested assets. As of March 31, 2014, the CLO and non-CLO positions were trading at a net unrealized gain position of $10.5 million and $0.1 million, respectively.
The non-CLO exposure as of September 30, 2013 represented 12.8% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $18.4 million and $(1.0) million, respectively.

(in millions)	March 31, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized Loan Obligations	$1,446.9	91.2%	$1,328.0	87.2%
Other	112.5	7.1%	107.3	7.0%
Car Loans	22.6	1.4%	11.7	0.8%
Home Equity	—	—%	68.1	4.5%
Utility	5.2	0.3%	8.0	0.5%
Total asset-backed securities	$1,587.2	100.0%	$1,523.1	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities held as available-for-sale that were in an unrealized loss position as of March 31, 2014 and September 30, 2013 were as follows (in millions, except for number of securities):

	March 31, 2014				September 30, 2013
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	8	$170.4	$(2.8)	$167.6	18	$758.9	$(4.0)	$754.9
United States Government sponsored agencies	20	10.5	—	10.5	17	10.1	(0.2)	9.9
United States municipalities, states and territories	66	487.1	(19.8)	467.3	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	116	1,253.0	(39.5)	1,213.5	170	1,867.9	(84.2)	1,783.7
Manufacturing, construction and mining	43	421.9	(18.9)	403.0	48	537.1	(36.0)	501.1
Utilities and related sectors	45	390.9	(11.9)	379.0	73	546.8	(19.2)	527.6
Wholesale/retail trade	65	432.6	(10.9)	421.7	45	362.9	(13.6)	349.3
Services, media and other	34	260.3	(5.4)	254.9	50	513.7	(32.1)	481.6
Hybrid securities	7	30.2	(0.6)	29.6	6	55.3	(3.3)	52.0
Non-agency residential mortgage-backed securities	82	442.7	(10.1)	432.6	85	408.5	(13.4)	395.1
Commercial mortgage-backed securities	18	48.9	(1.9)	47.0	10	33.0	(1.6)	31.4
Asset-backed securities	77	612.2	(8.5)	603.7	56	416.0	(5.2)	410.8
Equity securities	15	104.1	(8.1)	96.0	17	161.1	(10.3)	150.8
	596	$4,664.8	$(138.4)	$4,526.4	666	$6,189.8	$(263.9)	$5,925.9

The gross unrealized loss position on the portfolio as of March 31, 2014, was $138.4 million, a decrease of $125.5 million from $263.9 million as of September 30, 2013. The decrease was primarily due to investment grade credit spreads narrowing more than comparable US Treasury yields which rose during this time period. The corporate portfolio experienced a decrease of $98.5 million in the unrealized loss position from $185.1 million to $86.6 million due to improved pricing on most of the securities held in the portfolio. Also, strengthening conditions in the municipal bond market led to an improvement in the unrealized loss position for those municipal securities held in the portfolio; this segment demonstrated a narrowing of its unrealized loss position from $40.8 million to $19.8 million.
FGL's municipal bond exposure is a combination of general obligation bonds (fair value of $344.2 million and an amortized cost of $330.9 million) and special revenue bonds (fair value of $895.8 million and amortized cost of $851.9 million). Across all municipal bonds, the largest issuer represented 7.8% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. FGL's focus within municipal bonds is on NAIC 1 rated instruments, and 98.3% of the municipal bond exposure is rated NAIC 1. FGL has no exposure to troubled municipalities including the City of Detroit.
At March 31, 2014, finance and finance related corporates remain the largest dollar component of the $138.4 million unrealized loss position, although this segment now represents 28.5% of the total unrealized loss versus 31.9% at the prior measurement period. Most of the other corporate segments showed similar declines in their unrealized loss position as spreads narrowed.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2014 and September 30, 2013, were as follows (in millions, except for number of securities):

	March 31, 2014				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Six months or more and less than twelve months	1	0.3	0.1	(0.2)	—	—	—	—
Twelve months or greater	—	—	—	—	1	0.6	—	(0.6)
Total investment grade	1	0.3	0.1	(0.2)	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	1	0.2	0.1	(0.1)	1	—	—	—
Six months or more and less than twelve months	2	1.0	0.8	(0.2)	1	—	—	—
Twelve months or greater	4	1.2	—	(1.2)	2	0.4	—	(0.4)
Total below investment grade	7	2.4	0.9	(1.5)	4	0.4	—	(0.4)

Total	8	$2.7	$1.0	$(1.7)	14	$79.3	$60.9	$(18.4)

Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the assets' amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which is believed to have a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At March 31, 2014 and September 30, 2013, FGL's watch list included only ten and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $3.0 million and $79.3 million, unrealized losses of $1.9 million and $18.4 million, and a fair value of $1.1 million and $60.9 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the March 31, 2014 and September 30, 2013 carrying values were fully recoverable.
There were nine and six structured securities on the watch list to which FGL had potential credit exposure as of March 31, 2014 and September 30, 2013. FGL's analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2014 and September 30, 2013 carrying values were fully recoverable.

Exposure to European Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt as of March 31, 2014 or September 30, 2013.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of March 31, 2014, refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
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

HGI Energy and the EXCO/HGI JV
The EXCO/HGI JV's primary sources of capital resources and liquidity are internally generated cash flows from operations and borrowing capacity under the EXCO/HGI JV Credit Agreement. The EXCO/HGI JV's capital expenditure program for the fiscal year ending September 30, 2014 is primarily focused on developmental activities in the Permian basin in West Texas and recompletion projects in North Louisiana and the Permian basin. The EXCO/HGI JV's program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.
The Fiscal 2014 Six Months capital expenditures for the EXCO/HGI JV were $9.6 million. The EXCO/HGI JV utilized one rig in its Permian area primarily targeting the Canyon Sand formation. The EXCO/HGI JV’s capital program also included recompletion projects in the Permian basin.
The following table presents a proportionate interest in the EXCO/HGI JV’s capital expenditures for the six months ended March 31, 2014.

	Six Months Ended March 31,	April-September Forecast	Full Year Forecast
(in millions)	2014	2014	2014
Capital expenditures:
Development capital	$7.7	$11.8	$19.5
Gas gathering and water pipelines	0.1	0.6	0.7
Corporate and other	1.8	0.9	2.7
Total	$9.6	$13.3	$22.9
HGI’s Proportionate 74.4% Share	$7.2	$9.9	$17.1

The following table presents HGI’s proportionate interest and the consolidated EXCO/HGI JV’s liquidity and financial position as of March 31, 2014:

	HGI’s Proportionate Interest	EXCO/HGI JV
(in millions)	March 31, 2014	March 31, 2014
Borrowings under the EXCO/HGI JV Credit Agreement	$250.6	$337.0
Cash	19.1	25.7
Net debt	$231.5	$311.3
Borrowing base	$297.5	$400.0
Unused borrowing base (1)	46.5	62.5
Unused borrowing base plus cash (1)	65.6	88.2
(1) Net of $0.4 million and $0.5 million in letters of credit for HGI's proportionate interest and the EXCO/HGI JV as of March 31, 2014, respectively.
Events affecting liquidity
The borrowing base under the EXCO/HGI JV Credit Agreement is redetermined semi-annually, in December and June, with the EXCO/HGI JV and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact the EXCO/HGI JV's liquidity and the EXCO/HGI JV may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, the EXCO/HGI JV is carefully monitoring its capital budget and may implement further initiatives to provide additional liquidity. These initiatives may include suspending distributions to partners in order to focus on reducing outstanding borrowings.
As of March 31, 2014, HGI Energy’s consolidated debt was $250.6 million which consisted of its proportionate share of the EXCO/HGI JV Credit Agreement. The total borrowings under the EXCO/HGI JV Credit Agreement were $337.0 million and the borrowing base was $400.0 million. The agreement contains certain restrictions that require that the EXCO/HGI JV maintain certain financial covenants.
As of March 31, 2014, the EXCO/HGI JV was in compliance with each of the financial covenants under the EXCO/HGI JV Credit Agreement.
In addition to the EXCO/HGI JV's borrowings under the EXCO/HGI JV Credit Agreement, our wholly-owned subsidiary, HGI Energy, has indebtedness of $100.0 million under notes issued by HGI Energy to other affiliated entities. HGI Energy is in compliance with covenants under these notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.
Derivative financial instruments
The EXCO/HGI JV uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. The EXCO/HGI JV does not designate these instruments as hedging instruments for financial accounting purposes and, as a result, the EXCO/HGI JV recognizes the change in the respective instruments’ fair value in earnings. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net losses of $6.8 million and $10.2 million for the three and six months ended March 31, 2014, respectively. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net losses of $8.8 million for the period from inception to March 31, 2013. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
The EXCO/HGI JV’s total cash settlements for the three and six months ended March 31, 2014 were net payments of $3.6 million and $3.3 million, respectively, which decreased its realized price by $0.56 and $0.25 per Mcfe, respectively. Our total cash settlements for the period from inception to March 31, 2013 were net cash receipts of $0.6 million, which increased our realized price by $0.19 per Mcfe. The following table presents the EXCO/HGI JV’s natural gas equivalent prices, before and after the impact of the cash settlement of its derivative financial instruments.

	Fiscal Quarter		Fiscal Six Months
Average realized pricing:	2014	2013	2014	2013
Natural gas equivalent per Mcfe	$6.16	$4.84	$5.64	$4.84
Cash settlements on derivative financial instruments, per Mcfe	(0.56)	0.19	(0.25)	0.19
Net price per Mcfe, including derivative financial instruments	$5.60	$5.03	$5.39	$5.03
As of March 31, 2014, the EXCO/HGI JV had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
Swaps:
Remainder of 2014	12,272.0	$4.15	205.0	$91.87
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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months		Increase / (Decrease)
Cash provided by (used in):	2014	2013	2014 compared to 2013

Operating activities	$(81.9)	$(67.2)	$(14.7)
Investing activities	(1,380.0)	(1,991.6)	611.6
Financing activities	883.2	2,065.9	(1,182.7)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(2.8)	1.6
Net decrease in cash and cash equivalents	$(579.9)	$4.3	$(584.2)

Operating Activities
Cash used in operating activities totaled $81.9 million for the Fiscal 2014 Six Months as compared to cash used of $67.2 million for the Fiscal 2013 Six Months. The $14.7 million increase in cash used was the result of (i) a $64.7 million decrease in cash provided by the Insurance segment, and (ii) a $2.1 million increase in cash used by the Corporate and Other segment; offset by (i) a $22.3 million increase in cash provided by our new acquisition, the EXCO/HGI JV, in the Energy segment; (ii) a $23.2 million decrease in cash used by the Consumer Products segment; and (iii) a $6.6 million increase in cash provided by the Asset Management segment.

The $23.2 million decrease in cash used by operating activities in the Consumer Products segment was primarily due to (i) higher cash generated from earnings of $61.0 million, (ii) lower cash acquisition, integration and restructuring and related costs of $13.0 million, and (iii) lower cash payments for income taxes of $1.0 million. These increases in cash provided from operating activities where offset by higher use of cash of $51.0 million from working capital and other items driven by decreases in accounts payable and increases in inventory partially offset by decreases in accounts receivable and other working capital accounts.
The $64.7 million decrease in cash provided by our Insurance segment was principally due to an increase in policy acquisition costs of $44.3 million due to the increase in product sales period over period, and a $22.7 million increase in cash taxes paid.
Investing Activities
Cash used in investing activities was $1,380.0 million for the Fiscal 2014 Six Months, as compared to cash used of $1,991.6 million for the Fiscal 2013 Six Months. The $611.6 million decrease in cash used by investing activities is principally due to an decrease in net cash used in acquisitions of $1,878.7 million, offset by (i) an increase in cash used of $74.1 million, net, to originate asset-based loans in the Fiscal 2014 Six Months and (ii) a $1,269.4 million increase in cash used for purchases of fixed maturity securities and other investments, net of sales, maturities and repayments, principally by our Insurance segment.
Financing Activities
Cash provided by financing activities was $883.2 million for the Fiscal 2014 Six Months compared to cash provided of $2,065.9 million for the Fiscal 2013 Six Months. The $1,182.7 million decrease in cash provided by financing activities was primarily related to (i) a $2.2 billion decrease in cash provided from the proceeds of issuances of debt; (ii) a $207.7 million decrease in cash provided from revolving credit facilities; and (iii) an $11.9 million increase in cash used on tax withholding payments for vested restricted stock awards; offset by (i) the decreased use of cash of $387.1 million, net, for repayment of debt; (ii) cash provided of $171.9 million from the initial public offering of FGL's common stock, net of issuance costs; (iii) an increase in cash provided of $602.1 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL; (iv) a $67.6 million decrease in cash used for debt issuance costs, and (v) an $11.5 million decrease in cash used to purchase Spectrum Brands’ common stock by HGI.
Debt Financing Activities
HGI
In January 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022. The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and June. In connection with the 7.75% Note offering the Company recorded $5.6 of fees during the six months ended March 31, 2014.
Spectrum Brands
At March 31, 2014, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $1,732.9 million under a senior secured term loan, with $834.1 million maturing on September 4, 2017 ("Tranche A"), $513.7 million maturing September 4, 2019 ("Tranche C"), and $75.9 million maturing December 17, 2019 ("CAD Term Loan") and $309.2 million maturing on September 4, 2019 ("Euro Term Loan") (together, the "Term Loan"); (ii) $520.0 million under the 6.375% unsecured notes, maturing November 15, 2020 (the “6.375% Notes”); (iii) $570.0 million under the 6.625% unsecured notes, maturing November 15, 2022 (the "6.625% Notes"); (iv) $300.0 million aggregate principal under the 6.75% unsecured notes, maturing March 15, 2020 (the “6.75% Notes”); and (v) $167.5 million under the ABL Facility, expiring May 24, 2017 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, and the 6.75% Notes, the “Senior Credit Facilities”).
At March 31, 2014, Spectrum Brands was in compliance with all covenants under the Senior Credit Facilities, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the “ABL Credit Agreement”).

Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $154.5 million in the aggregate on their senior secured and unsecured debt. This includes $33.3 million in the aggregate under the 6.375% Notes, $37.6 million in the aggregate under the 6.625% Notes, and approximately $20.4 million in the aggregate under the 6.75% Notes. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at March 31, 2014, this also includes interest under the Term Loan of approximately $59.0 million. Interest on the 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
EXCO/HGI JV
At March 31, 2014, our proportion of the aggregate amount outstanding under the EXCO/HGI JV Credit Agreement was $250.6 million. See the discussion above, and in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the EXCO/HGI JV’s debt activity during Fiscal 2014. None of us, HGI Energy or EXCO are guarantors or otherwise responsible for the payment of indebtedness under the EXCO/HGI JV Credit Agreement.
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
During March 2014 we received, and duly executed, requests to convert a total of 19 thousand shares of Series A-2 preferred stock, resulting in the issuance of 2.9 million shares of the Company’s common stock.

Equity Financing Activities
HGI
During the Fiscal 2014 Six Months, we granted shares and restricted stock awards representing approximately 3.3 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $39.6 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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

Contractual Obligations
At March 31, 2014, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except for our issuance of $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022. See Note 8, Debt, to our Condensed Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows.
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
Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The update is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. The Company is currently assessing the potential impact of ASU 2013-04.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate a portion of the risk from such exposures, when appropriate. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Through the EXCO/HGI JV, we are exposed to a risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings. The EXCO/HGI JV may use derivative financial instruments to mitigate a portion of the risk from exposures to changes in oil and natural gas prices, when appropriate. Through Salus, we are exposed to credit risk due to non-performance of the asset-based loans originated, and to foreign currency risk on foreign currency-denominated loans. Additionally, HGI is exposed to market risk with respect to its investments and an embedded derivative liability related to its preferred stock. While our subsidiaries or we may enter into derivative contracts to attempt to manage a portion of an underlying market risk, our subsidiaries or we may not be successful managing the intended risk and/or our subsidiaries or we may reduce or eliminate such arrangements at any time.

FGL’s Enterprise Risk Management
FGL has established a dedicated risk management function with responsibility for the formulation of its risk appetite, strategies, policies and limits. FGL’s risk appetite is aligned with how its businesses are managed and how it anticipates future regulatory developments.

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

FGL manages its risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a moderate capital markets stress scenario, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations under a moderate capital markets stress scenario. Maintaining a consistent level of earnings helps FGL to finance its operations, support capital requirements and provide funds to pay dividends to stockholders.

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

Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of March 31, 2014, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire. In addition, HGI is exposed to equity price risk related to the embedded equity conversion feature of its preferred stock which is required to be separately accounted for as a derivative liability under US GAAP.
FGL
FGL is primarily exposed to equity price risk through certain insurance products, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL's net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
To seek to economically hedge the equity returns on these products, FGL purchases derivatives to hedge the FIA equity exposure. The primary way FGL hedges FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of “Baa2” from Moody’s and “A-” from S&P. The second way FGL hedges FIA equity exposure is by purchasing exchange traded equity index futures contracts. FGL’s hedging strategy has enabled it to reduce its overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.

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
See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the six months ended March 31, 2014, the annual index credits to policyholders on their anniversaries were $185.8 million. Proceeds received at expiration on options related to such credits were $175.7 million. The shortfall is funded by FGL’s investment spread earnings and futures income.
FGL enters into hedging transactions with respect to market exposures periodically depending on market conditions and FGL’s risk tolerance. The FIA hedging strategy seeks to economically hedge the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGL uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. FGL intends to continue to adjust the hedging strategy as market conditions and its risk tolerance change.
Interest Rate Risk
FGL
Interest rate risk is FGL’s primary market risk exposure. FGL defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from FGL’s holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of FGL's investments, as the majority of FGL’s insurance liabilities are backed by fixed maturity securities.
The profitability of most of FGL’s products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. FGL has the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. Significant changes in interest rates expose FGL to the risk of not earning the anticipated spreads between the interest rate earned on its investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income, and the attractiveness of certain products.
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
As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. FGL’s asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. FGL uses these simulations to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
Spectrum Brands
A substantial portion of Spectrum Brands' debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands' variable rate debt will increase and will create higher debt service requirements, which would adversely affect Spectrum Brands' cash flow and could adversely impact its results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. At March 31, 2014, Spectrum Brands had no outstanding interest rate derivative instruments.

The EXCO/HGI JV
At March 31, 2014, the EXCO/HGI JV’s exposure to interest rate changes related primarily to borrowings under the EXCO/HGI JV Credit Agreement. Interest is payable on borrowings under the EXCO/HGI JV Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements. At March 31, 2014, HGI’s proportionate share of outstanding borrowings under the EXCO/HGI JV Credit Agreement was approximately $250.6 million.
Foreign Exchange Risk
Spectrum Brands
Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. Spectrum Brands manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.
Salus
Salus is subject to foreign exchange risks on asset-based loans originated in foreign currencies. Foreign currency loans are made primarily in Canadian Dollars.
Commodity Price Risk
Spectrum Brands
Spectrum Brands is exposed to fluctuations in market prices for purchases of zinc and brass used in their manufacturing processes. Spectrum Brands uses commodity swaps and calls to manage a portion of such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to the anticipated purchases of the commodities. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

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
Credit Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s insurance operations portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity portfolio totaled $16.6 billion and $15.3 billion at March 31, 2014 and September 30, 2013, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
FGL seeks to manage the risk of default and rating migration by applying credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, FGL diversifies its exposure by issuer and country, using rating based issuer and country limits. FGL also sets investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, FGL has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, FGL is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. FGL has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of “A-” or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.
FGL also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, FGL diversifies its exposures among many reinsurers and limit the amount of exposure to each based on credit rating. FGL also generally limits its selection of counterparties with which FGL does new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, FGL ensures that it obtains collateral to mitigate its risk of loss.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of March 31, 2014, no allowance for uncollectible amounts was recorded.
Salus
Salus is exposed to the risk that some of its borrowers may be unable to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce Salus’ earnings.
Salus’ asset-based loans are a financing tool where the loans are primarily based on the value of the borrowers’ available collateral, which is typically accounts receivable, inventory or other such assets. This collateral is viewed as the primary source of repayment of the loans, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. Salus utilizes a loan structure and collateral monitoring technology that focuses on the value of the available collateral, which is designed to reduce the risk of loss associated in delayed intervention and/or asset recovery.
As of March 31, 2014, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 70.0% of the eligible collateral for the loans. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of March 31, 2014, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $13.2 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $35.3 million, its derivative investments to decrease by approximately $39.3 million based on equity positions as of March 31, 2014, and its FIA embedded derivative liability to decrease by approximately $28.8 million. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
As of March 31, 2014, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of the equity conversion feature of our preferred stock to increase by $73.5 million.
Interest Rate Risk
Spectrum Brands
At March 31, 2014, assuming a one percentage point unfavorable shift in interest rates of Spectrum Brands' variable rate Term Loan, there would be no financial impact as the underlying interest rates are currently greater than one percentage point below the floor of Spectrum Brands' variable rate Term Loan. At March 31, 2014, there were no outstanding interest rate derivative instruments.
FGL
If interest rates were to increase one percentage point from levels at March 31, 2014, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $907.3 million, of which $56.3 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street funds withheld assets. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments, and the change in reinsurance related derivative) would be a decrease of $228.0 million in accumulated other comprehensive income and a decrease of $202.4 million in stockholders’ equity. If interest rates were to decrease by one percentage point from levels at March 31, 2014, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $110.1 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
The EXCO/HGI JV
A one percentage point change in interest rates (100 bps) based on our proportionate share of the variable-rate borrowings outstanding as of March 31, 2014 of $250.6 million would result in an increase or decrease in the EXCO/HGI JV’s interest expense of $2.5 million per year. The interest the EXCO/HGI JV pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
Spectrum Brands
As of March 31, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16.5 million.

Salus
As of March 31, 2014, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $9.2 million. The net impact on reported earnings, after also including the effect of the change in fair value of certain embedded foreign exchange derivatives included in certain foreign currency denominated asset-based loans would be a net loss of $7.2 million.
Commodity Price Risk
Spectrum Brands
As of March 31, 2014, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1.6 million.
The EXCO/HGI JV
The EXCO/HGI JV’s use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the six months ended March 31, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $10.2 million. The ultimate settlement amount of the EXCO/HGI JV’s outstanding derivative financial instrument contracts is dependent on future commodity prices. The EXCO/HGI JV may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
the effect of price fluctuations in our common stock caused by general market and economic conditions and a variety of other factors, including the conversion of our preferred stock and other factors that affect the volatility of the common stock of any of our publicly held subsidiaries.

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

•
regulatory changes or actions, including those relating to regulation of asset management affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of FGL’s insurance subsidiaries to make cash distributions to FGL (including dividends or payments on surplus notes those subsidiaries issue to FGL);

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
See Note 14 to the Company’s Condensed Consolidated Financial Statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended March 31, 2014.

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

During March 2014 we received, and duly executed, requests to convert a total of 19 thousand shares of Series A-2 preferred stock, resulting in the issuance of 2.9 million shares of the Company’s common stock.  The shares issued upon conversion were issued pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”)

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

4.1
Indenture dated as of January 21, 2014, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2014 (File No. 001-04219))

10.1
Registration Rights Agreement dated as of January 21, 2014, by and between Harbinger Group Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 21, 2014 (File No. 001-04219)).

10.2
Employment Agreement, dated February 11, 2014, by and between Omar Asali and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 001-04219)).

10.3
Employment Agreement, dated February 11, 2014, by and between David Maura and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 001-04219)).

10.4
Employment Agreement, dated February 11, 2014, by and between Thomas Williams and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 001-04219)).

10.5
Letter Agreement, dated March 18, 2014, by and between Harbinger Group Inc., and Leucadia National Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2014 (File No. 001-04219)).

10.6
Registration Rights Acknowledgement, dated March 18, 2014, by and among Harbinger Group Inc., Leucadia National Corporation, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2014 (File No. 001-04219)).

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

HARBINGER GROUP INC. (Registrant)

Dated:	May 12, 2014	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)