Form 10-Q
period 2014-06-30
HARBINGER GROUP INC.
filed 2014-08-08
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 206,595,655 shares of the registrant’s common stock outstanding as of August 4, 2014.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$16,767.1	$15,300.0
Equity securities	760.7	352.5
Derivatives	324.7	221.8
Asset-based loans	724.3	560.4
Other invested assets	174.3	31.2
Total investments	18,751.1	16,465.9
Cash and cash equivalents	1,455.9	1,899.7
Receivables, net	664.9	611.3
Inventories, net	746.7	632.9
Accrued investment income	159.9	161.2
Reinsurance recoverable	2,393.7	2,363.7
Deferred tax assets	145.9	293.4
Properties, including oil and natural gas properties, net	924.5	993.3
Goodwill	1,539.1	1,476.7
Intangibles, including deferred acquisition costs and value of business acquired, net	2,664.8	2,729.1
Other assets	438.7	281.6
Total assets	$29,885.2	$27,908.8

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$16,217.9	$15,248.2
Future policy benefits	3,671.0	3,556.8
Liability for policy and contract claims	61.0	51.5
Funds withheld from reinsurers	38.1	39.4
Total insurance reserves	19,988.0	18,895.9
Debt	5,303.4	4,896.1
Accounts payable and other current liabilities	899.9	1,012.7
Equity conversion feature of preferred stock	—	330.8
Employee benefit obligations	87.4	99.6
Deferred tax liabilities	522.2	492.8
Other liabilities	733.6	718.0
Total liabilities	27,534.5	26,445.9

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	—	329.4

Harbinger Group Inc. stockholders' equity:
Common stock	2.1	1.4
Additional paid-in capital	1,500.9	828.0
Accumulated deficit	(270.0)	(192.4)
Accumulated other comprehensive income	301.3	87.7
Total Harbinger Group Inc. stockholders' equity	1,534.3	724.7
Noncontrolling interest:	816.4	408.8
Total permanent equity	2,350.7	1,133.5
Total liabilities and equity	$29,885.2	$27,908.8

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Net consumer and other product sales	$1,133.2	$1,089.8	$3,255.5	$2,947.8
Oil and natural gas	37.6	37.8	112.3	54.5
Insurance premiums	13.3	19.0	42.0	46.9
Net investment income	210.9	188.2	618.5	537.5
Net investment gains	184.6	58.3	367.4	411.5
Insurance and investment product fees and other	19.8	16.1	54.9	44.4
Total revenues	1,599.4	1,409.2	4,450.6	4,042.6
Operating costs and expenses:
Cost of consumer products and other goods sold	714.9	707.0	2,096.4	1,954.0
Oil and natural gas direct operating costs	17.7	18.1	50.9	26.9
Benefits and other changes in policy reserves	265.1	107.2	696.3	431.7
Selling, acquisition, operating and general expenses	331.9	309.3	979.9	877.4
Impairment of oil and natural gas properties	—	—	81.0	—
Amortization of intangibles	40.7	85.0	121.5	220.6
Total operating costs and expenses	1,370.3	1,226.6	4,026.0	3,510.6
Operating income	229.1	182.6	424.6	532.0
Interest expense	(77.9)	(83.9)	(239.1)	(302.7)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	38.0	52.6	(12.7)	81.9
Gain on contingent purchase price reduction	—	—	0.5	—
Other income (expense), net	6.0	4.2	(10.5)	(7.7)
Income from continuing operations before income taxes	195.2	155.5	162.8	303.5
Income tax expense	53.7	36.8	78.7	167.2
Net income	141.5	118.7	84.1	136.3
Less: Net income (loss) attributable to noncontrolling interest	43.2	15.1	88.1	(8.1)
Net income (loss) attributable to controlling interest	98.3	103.6	(4.0)	144.4
Less: Preferred stock dividends, accretion and loss on conversion	49.3	12.0	73.6	36.3
Net income (loss) attributable to common and participating preferred stockholders	$49.0	$91.6	$(77.6)	$108.1

Net income (loss) per common share attributable to controlling interest:

Basic	$0.28	$0.45	$(0.52)	$0.54
Diluted	$0.28	$0.25	$(0.52)	$0.30

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$141.5	$118.7	$84.1	$136.3

Other comprehensive income (loss)
Foreign currency translation gains (losses)	8.4	(7.8)	5.6	(25.4)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(3.0)	3.2	(3.9)	4.6
Net reclassification adjustment for losses (gains) included in net income	1.3	(0.5)	2.2	(0.1)
Changes in derivative instruments after reclassification adjustment	(1.7)	2.7	(1.7)	4.5
Changes in deferred income tax asset/liability	0.3	(0.4)	0.2	(1.5)
Deferred tax valuation allowance adjustments	(0.1)	(0.5)	(0.1)	(0.1)
Net unrealized (loss) gain on derivative instruments	(1.5)	1.8	(1.6)	2.9
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	0.2	(0.6)	(0.4)	(2.2)
Net reclassification adjustment for losses included in cost of goods sold	0.2	0.3	0.4	1.0
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.2	0.7	0.6
Changes in actuarial adjustments to pension plans	0.6	(0.1)	0.7	(0.6)
Changes in deferred income tax asset/liability	(0.2)	—	(0.2)	0.2
Deferred tax valuation allowance adjustments	—	—	—	0.1
Net actuarial adjustments to pension plans	0.4	(0.1)	0.5	(0.3)
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	350.6	(559.2)	727.2	(379.1)
Net reclassification adjustment for gains included in net income	(71.5)	(35.3)	(89.8)	(281.8)
Changes in unrealized investment gains (losses) after reclassification adjustment	279.1	(594.5)	637.4	(660.9)
Adjustments to intangible assets	(86.1)	210.7	(191.2)	260.9
Changes in deferred income tax asset/liability	(68.8)	135.4	(156.4)	140.9
Net unrealized gain (loss) on investments	124.2	(248.4)	289.8	(259.1)
Net change to derive comprehensive income (loss) for the period	131.5	(254.5)	294.3	(281.9)
Comprehensive income (loss)	273.0	(135.8)	378.4	(145.6)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	43.2	15.1	88.1	(8.1)
Other comprehensive income (loss)	28.0	(2.5)	58.0	(9.6)
	71.2	12.6	146.1	(17.7)
Comprehensive income (loss) attributable to the controlling interest	$201.8	$(148.4)	$232.3	$(127.9)

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$84.1	$136.3
Adjustments to reconcile net income to operating cash flows:
Depreciation of properties	92.1	65.0
Amortization of intangibles	121.5	220.6
Impairment of oil and gas properties	81.0	—
Stock-based compensation	67.1	44.9
Amortization of debt issuance costs	14.7	10.3
Amortization of debt discount	2.2	1.1
Write-off of debt issuance costs on retired debt	6.4	15.5
Write-off of debt discount on retired debt	2.8	3.0
Deferred income taxes	(1.4)	164.6
Gain on contingent purchase price reduction	(0.5)	—
Interest credited/index credits to contractholder account balances	585.1	320.2
Collateral received (paid)	80.1	—
Amortization of fixed maturity discounts and premiums	(29.6)	24.4
Net recognized gains on investments and derivatives	(341.5)	(494.4)
Charges assessed to contractholders for mortality and administration	(34.4)	(23.9)
Deferred policy acquisition costs	(172.5)	(109.2)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	—	31.0
Non-cash restructuring and related charges	4.0	—
Changes in operating assets and liabilities:	(396.8)	(315.4)
Net change in cash due to operating activities	164.4	94.0
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	4,754.5	7,396.3
Cost of investments acquired	(5,929.7)	(7,271.4)
Acquisitions, net of cash acquired	(25.8)	(2,013.7)
Asset-based loans originated, net	(102.0)	(251.8)
Capital expenditures	(69.1)	(58.8)
Proceeds from sales of assets	9.1	—
Other investing activities, net	(0.1)	(0.6)
Net change in cash due to investing activities	(1,363.1)	(2,200.0)
Cash flows from financing activities:
Proceeds from issuance of new debt	748.3	2,952.1
Repayment of debt, including tender and call premiums	(571.9)	(958.5)
Revolving credit facility activity	89.9	348.1
Debt issuance costs	(11.0)	(79.0)
Purchases of subsidiary stock, net	(8.3)	(73.9)
Contractholder account deposits	1,778.9	1,078.4
Contractholder account withdrawals	(1,360.8)	(1,323.7)
Dividend paid by subsidiary to noncontrolling interest	(20.7)	(12.1)
Dividends paid on preferred stock	(20.4)	(25.0)
Share based award tax withholding payments	(32.1)	(22.4)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	172.6	—
Common stock repurchased	(12.1)	—
Other financing activities, net	2.5	—
Net change in cash due to financing activities	754.9	1,884.0
Effect of exchange rate changes on cash and cash equivalents	—	(5.0)
Net change in cash and cash equivalents	(443.8)	(227.0)
Cash and cash equivalents at beginning of period	1,899.7	1,470.7
Cash and cash equivalents at end of period	$1,455.9	$1,243.7

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
In December 2013, Fidelity & Guaranty Life ("FGL"), a then wholly-owned subsidiary of HGI, announced an initial public offering of 9,750 thousand shares of common stock at a price to the public of $17.00 per share. The shares began trading on the NYSE on December 13, 2013 under the ticker symbol "FGL". FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.4% interest as of June 30, 2014.
Also in December 2013, Front Street Re (Cayman) Ltd. ("Front Street Cayman"), a wholly-owned subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman on a funds withheld basis.
Furthermore in December 2013, HGI's subsidiary Spectrum Brands Holdings, Inc., a Delaware corporation ("Spectrum Brands"), amended a senior secured term loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0. The proceeds from the amendment were used to refinance a portion of the term loan which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing.
In January 2014, Spectrum Brands completed the $35.8 acquisition of The Liquid Fence Company, Inc. ("Liquid Fence"), a producer of animal repellents. See Note 3, Acquisitions.
Also in January 2014, HGI issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 at par (the "7.75% Notes"). See Note 8, Debt.
In May 2014, HGI exercised its option to convert all but one of its issued and outstanding shares of Series A Participating Convertible Preferred Stock (“Series A Preferred Shares") and all of its outstanding Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares", together with the Series A Preferred Shares, the "Preferred Stock") into common stock of the Company, par value $0.01. Upon the conversion, holders of the Series A Preferred Shares received approximately 160.95 shares of common stock per Series A Preferred Share converted and holders of Series A-2 Preferred Share received approximately 148.11 shares of common stock per Series A-2 Preferred Share converted. Upon converting the outstanding preferred stock, the Company recognized a loss of $43.9, representing the difference between the fair value of the common stock issued on the conversion date and the aggregate recorded value of the preferred stock and the fair value of the equity conversion option as of the conversion date. The remaining Series A Preferred Shares will not be entitled to receive any dividends or distributions, and remains to preserve certain governance rights as set forth in the certificate of designation.
Also in May 2014, HGI exchanged $320.6 of its outstanding 7.875% Senior Secured Notes due 2019 (the “Senior Secured Notes”) for $350.0 aggregate principal amount of new 7.750% Senior Notes due 2022 (the “Additional 7.75% Notes”). Following settlement, HGI had $604.4 in aggregate principal amount of the Senior Secured Notes outstanding and $550.0 in aggregate principal amount of 7.750% Senior Notes due 2022 outstanding. See Note 8, Debt.

In addition, in May 2014, HGI Funding, LLC ("HGI Funding"), a wholly-owned subsidiary of HGI completed the $13.5 acquisition of Frederick's of Hollywood Group Inc. ("FOH"), a retailer of women's apparel and related products. See Note 3, Acquisitions.
In June 2014, HGI purchased 1.0 million shares at a price of $12.10 per share, for an aggregate $12.1 under the $100.0 repurchase program authorized by HGI's Board of Directors earlier in the year.
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations, except for such significant accounting policies that relate to the ceiling test on certain oil and natural gas properties, which are detailed below. Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on November 27, 2013 (the "Form 10-K"). The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2014.
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
At June 30, 2014, the non-controlling interest component of total equity represents the 41.3% share of Spectrum Brands, the 19.6% of FGL, the 83.0% share of CorAmerica Capital, LLC ("CorAmerica"), the 38.0% share of FOHG Holdings, LLC ("FOHG"), the 14.3% of Salus Capital Partners, LLC ("Salus"), and the 2.1% share of Zap.Com Corporation ("Zap.com") not owned by HGI.

Oil and natural gas properties
Ceiling Test
Pursuant to Rule 4-10(c)(4) of Regulation S-X, our equity investment in an oil and natural gas joint venture (Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, "Compass", also formerly known as "the EXCO/HGI JV") was required to compute a limitation on costs capitalized pursuant to their use of the full cost method of accounting for their oil and natural gas properties (the "ceiling test"), using the simple average spot price for the trailing twelve month period for oil and natural gas as of June 30, 2014. The ceiling test compares the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of Compass' oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass'

proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the 12 months ended June 30, 2014, the trailing 12 month reference prices were $4.10 per Mmbtu for natural gas at Henry Hub, and $100.11 per Bbl of oil for West Texas Intermediate at Cushing, Oklahoma. The price used for natural gas liquids was $44.13 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
Compass did not recognize an impairment to its proved oil and natural gas properties for the three months ended June 30, 2014 and June 30, 2013 and for the period from inception to period ended June 30, 2013. Compass recognized impairments of $81.0 to its proved oil and natural gas properties for the nine months ended June 30, 2014. We previously received an exemption from the SEC to exclude the acquisition of Compass’ unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date and this exemption expired during the interim period ended March 31, 2014. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation. Our pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on New York Mercantile Exchange ("NYMEX") futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values.
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
As of June 30, 2014, Fidelity and Guaranty Life Insurance Company of New York ("FGL NY Insurance") did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices. However, FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received from Vermont that allows Raven Re to admit the outstanding amount of a letter of credit facility as an asset. Raven Re is also permitted to follow Iowa prescribed practice statutory accounting for its statutory reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative and its risk-based capital would fall below the minimum regulatory requirements.

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
Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405):Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The update is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. The Company is currently assessing the potential impact of ASU 2013-04.
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued ASU 2013-11, "Income taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists", which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position; therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2018. The Company has not selected a method for adoption, nor determined the potential effects on our consolidated financial statements.

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
Compass (formerly the EXCO/HGI JV)
On February 14, 2013, EXCO Resources, Inc. (“EXCO”) and a subsidiary of HGI formed Compass to own and operate conventional oil and natural gas properties. EXCO contributed to Compass its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. EXCO and HGI own an economic interest in Compass of 25.5% and 74.4%, respectively.

Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results as if the Hardware Acquisition and the acquisition of the Company's interest in Compass were completed on October 1, 2012 and the results of the HHI Business and Compass had been included in the full three and nine months ended June 30, 2013.

	June 30, 2013
	Three months ended	Nine months ended
Revenues:
Reported revenues	$1,409.2	$4,042.6
HHI adjustment	—	191.8
Compass adjustment	—	53.7
Pro forma revenues	$1,409.2	$4,288.1

Net income:
Reported net income	$118.7	$136.3
HHI adjustment	—	4.9
Compass adjustment	—	(0.5)
Pro forma net income	$118.7	$140.7

Basic net income per common share attributable to controlling interest:
Reported net income per common share	$0.45	$0.54
HHI adjustment	—	0.04
Compass adjustment	—	—
Pro forma net income per common share	$0.45	$0.58

Diluted net income per common share attributable to controlling interest:
Reported diluted net income per common share	$0.25	$0.30
HHI adjustment	—	0.02
Compass adjustment	—	—
Pro forma diluted net income per common share	$0.25	$0.32
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
The preliminary fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Preliminary Valuation
January 2, 2014
Cash	$—
Accounts receivable	1.2
Inventories	2.2
Property, plant and equipment, net	0.1
Intangible assets	26.9
Total assets acquired	30.4
Total liabilities assumed	1.6
Total identifiable net assets less goodwill	28.8
Goodwill	7.0
Total identifiable net assets	$35.8
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

Frederick's of Hollywood
On May 30, 2014, HGI, through its wholly owned subsidiary HGI Funding, completed the acquisition of a 62.0% interest in FOH, a retailer of women's apparel and related products. This acquisition was not considered to be significant.
The following table summarizes the consideration paid for FOH by the Company:

May 30, 2014
Fair value of previously held equity interest (Series B preferred stock)	$12.0
Series A preferred stock purchase	1.5
Preliminary purchase price	$13.5

Prior to the transaction, FOH was a publicly listed company and HGI Funding owned all of FOH's series B preferred stock. In May 2014, HGI Funding acquired part of FOH's Series A preferred stock for $1.5. At that point HGI Funding and certain of the FOH's other common and preferred shareholders (together, the "Consortium") beneficially owned 88.6% of FOH's common stock. Shares of FOH's shareholders who were not members of the Consortium were repurchased by FOH for $0.27 per share in cash, funded from additional debt incurred by FOH as part of the going-private transaction. Following the completion of the going-private transaction, FOH's common stock ceased being quoted on the Over-the-Counter Bulletin Board Quarterly Trade ("OTCQB"), and FOH became a privately-held Company owned by the Consortium. The acquisition was accomplished through FOHG, an entity controlled by the Consortium that was formed for the purpose of the transaction. In exchange for their respective holdings in FOH, members of the Consortium received membership units in FOHG proportionate to their prior beneficial interests in FOH. Upon completion of the exchange, FOH became a wholly owned subsidiary of FOHG. HGI Funding exchanged its FOH series A and series B preferred shares for an 62.0% equity interest in FOHG.
The results of FOH's operations since May 30, 2014 are included in HGI’s Condensed Consolidated Statements of Operations, and are included within the "Corporate and Other" category in HGI's segment presentation.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the FOH acquisition have been measured at their fair values at May 30, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced retail team, and is not expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change within the measurement period (up to one year from the acquisition date). Any such change could be significant. The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets and residual goodwill.

The preliminary fair values recorded for the assets acquired and liabilities assumed for FOH are as follows:

Preliminary Valuation
May 30, 2014
Cash	$0.8
Accounts receivable	0.7
Inventories	12.4
Property, plant and equipment, net	1.2
Intangible assets	41.7
Other Assets	2.8
Total assets acquired	59.6
Total liabilities assumed	81.7
Total identifiable net assets	(22.1)
Non-controlling interest	(8.3)
Goodwill	43.9
Total identifiable net assets	$13.5
Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the assets and liabilities of FOH at May 30, 2014. The significant adjustments as a result of the valuation and the bases for their determination are summarized as follows:

•
The Company valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the FOH Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 0.25% - 8.00% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of the trademark. In estimating the fair value of the trademarks and trade names, net sales for significant trade names and trademarks were estimated to grow at a residual growth rate of 3.0%. Income taxes were estimated at 39.3% and amounts were discounted using a rate of 16.0%. Trade name and trademarks were valued at $41.7 under this approach.

•	An adjustment of $8.0 was recorded to deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

•
The Company recorded a liability associated with unfavorable leases of $1.3 and an asset associated with favorable leases for $0.4 based on lease market rates at the time of the acquisition. Favorable and unfavorable lease assets and liabilities will be amortized over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect.

CorAmerica
In May 2014, Five Island Asset Management, LLC (“FIAM”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire a controlling interest in CorAmerica, a commercial real estate investment firm. As part of the transaction, FIAM has acquired a 17.0% member interest and the right to appoint 3 of 5 members of CorAmerica's Board of Directors. Pursuant to the terms of the agreement, and subject to certain repurchase covenants which would give the CorAmerica founders the right to repurchase their interests, FIAM is required to acquire an additional 34.0% in May 2015. At the time of the agreement, the Company concluded that FIAM has the ability to control the operations of CorAmerica for its own benefit, and to consolidate CorAmerica's results of operations and financial position.

(4) Investments
The Company’s consolidated investments are summarized as follows:

	June 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,731.1	$16.1	$(9.5)	$1,737.7	$1,737.7
Commercial mortgage-backed securities	585.0	26.3	(1.1)	610.2	610.2
Corporates	9,765.9	568.5	(36.6)	10,297.8	10,297.8
Hybrids	442.0	39.8	(0.2)	481.6	481.6
Municipals	1,151.0	111.9	(7.2)	1,255.7	1,255.7
Agency residential mortgage-backed securities	96.1	3.4	—	99.5	99.5
Non-agency residential mortgage-backed securities	1,738.6	143.3	(7.8)	1,874.1	1,874.1
U.S. Government	404.6	7.2	(1.3)	410.5	410.5
Total fixed maturities	15,914.3	916.5	(63.7)	16,767.1	16,767.1
Equity securities
Available-for-sale	644.8	23.5	(4.9)	663.4	663.4
Held for trading	121.9	6.1	(30.7)	97.3	97.3
Total equity securities	766.7	29.6	(35.6)	760.7	760.7
Derivatives	165.1	160.6	(1.0)	324.7	324.7
Asset-based loans	724.3	—	—	724.3	724.3
Other invested assets	174.2	0.1	—	174.3	174.3
Total investments	$17,744.6	$1,106.8	$(100.3)	$18,751.1	$18,751.1

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,505.7	$22.6	$(5.2)	$1,523.1	$1,523.1
Commercial mortgage-backed securities	431.3	24.7	(1.6)	454.4	454.4
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	49.0	(40.8)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.4	(13.4)	1,368.0	1,368.0
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total fixed-maturity securities	15,062.1	491.5	(253.6)	15,300.0	15,300.0
Equity securities
Available-for-sale	274.6	6.7	(10.3)	271.0	271.0
Held for trading	120.1	0.6	(39.2)	81.5	81.5
Total equity securities	394.7	7.3	(49.5)	352.5	352.5
Derivatives	141.7	88.5	(8.4)	221.8	221.8
Asset-based loans	560.4	—	—	560.4	560.4
Other invested assets	31.2	—	—	31.2	31.2
Total investments	$16,190.1	$587.3	$(311.5)	$16,465.9	$16,465.9

Included in accumulated other comprehensive income ("AOCI") were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at June 30, 2014 and September 30, 2013. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency residential mortgage-backed securities purchased in 2014.

Securities held on deposit with various state regulatory authorities had a fair value of $14,795.6 and $19.4 at June 30, 2014 and September 30, 2013, respectively. The increase in securities held on deposits is due to the FGL Insurance re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.

In accordance with FGL Insurance's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $593.6 and $604.9 at June 30, 2014 and September 30, 2013, respectively.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$350.2	$353.3
Due after one year through five years	2,297.9	2,368.3
Due after five years through ten years	3,290.4	3,439.3
Due after ten years	5,748.8	6,204.0
Subtotal	11,687.3	12,364.9
Other securities which provide for periodic payments:
Asset-backed securities	1,731.1	1,737.7
Commercial-mortgage-backed securities	585.0	610.2
Structured hybrids	76.2	80.7
Agency residential mortgage-backed securities	96.1	99.5
Non-agency residential mortgage-backed securities	1,738.6	1,874.1
Total fixed maturity available-for-sale securities	$15,914.3	$16,767.1

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
FGL analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$454.0	$(3.8)	$306.2	$(5.7)	$760.2	$(9.5)
Commercial-mortgage-backed securities	52.8	(0.1)	0.2	(1.0)	53.0	(1.1)
Corporates	446.1	(8.0)	1,009.2	(28.6)	1,455.3	(36.6)
Equities	46.0	(0.2)	80.6	(4.7)	126.6	(4.9)
Hybrids	—	—	12.7	(0.2)	12.7	(0.2)
Municipals	15.9	—	213.6	(7.2)	229.5	(7.2)
Agency residential mortgage-backed securities	5.5	—	0.7	—	6.2	—
Non-agency residential mortgage-backed securities	177.2	(4.1)	139.7	(3.7)	316.9	(7.8)
U.S. Government	—	—	81.7	(1.3)	81.7	(1.3)
Total available-for-sale securities	$1,197.5	$(16.2)	$1,844.6	$(52.4)	$3,042.1	$(68.6)
Total number of available-for-sale securities in an unrealized loss position		175		250		425

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial mortgage-backed securities	26.6	(0.5)	4.9	(1.1)	31.5	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.1)	32.2	(1.2)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.5)	477.7	(40.8)
Agency residential mortgage-backed securities	9.8	(0.1)	1.1	(0.2)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S. Government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(235.9)	$520.0	$(28.0)	$5,925.9	$(263.9)
Total number of available-for-sale securities in an unrealized loss position		588		78		666
At June 30, 2014 and September 30, 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss less than $0.1 as of June 30, 2014.
At June 30, 2014 and September 30, 2013, securities with a fair value of $0.2 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.

Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for the three and nine months ended June 30, 2014 and June 30, 2013, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Beginning balance	$2.7	$2.7	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	—	—
Other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$2.7	$2.7	$2.7	$2.7
For the three and nine months ended June 30, 2014, FGL recognized $0.6 of credit impairment losses in operations, related to fixed maturity securities and low income housing tax credit securities with an amortized cost of $1.3 and a fair value of $0.7 at June 30, 2014. For the three and nine months ended June 30, 2013, FGL recognized impairment losses in operations totaling $0.7 and $1.6, respectively, including credit impairments of $0.5 and $0.8, respectively and change-of-intent impairments of $0.2 and $0.9, respectively, related to fixed maturity securities with an amortized cost of $4.1 and a fair value of $2.4 at June 30, 2013.
Asset-based Loans
Salus’ portfolio of asset-based loans receivable, included in “Asset-based loans” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, consisted of the following:

	June 30, 2014	September 30, 2013
Asset-based loans, by major industry:
Apparel	$169.2	$252.9
Jewelry	99.0	125.8
Sporting Goods	13.0	25.1
Manufacturing	60.2	34.3
Transportation	45.9	85.7
Electronics	250.0	—
Other	93.7	41.8
Total asset-based loans	731.0	565.6
Less: Allowance for credit losses	6.7	5.2
Total asset-based loans, net	$724.3	$560.4
Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and nine months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Allowance for credit losses:
Balance at beginning of period	$7.0	$2.8	$5.2	$1.4
Provision for credit losses	(0.3)	0.3	1.5	1.7
Balance at end of period	$6.7	$3.1	$6.7	$3.1

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of June 30, 2014 and September 30, 2013, Salus had no outstanding loans that either were non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of June 30, 2014 and September 30, 2013, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014	$176.5	$302.1	$252.4	$—	$731.0
September 30, 2013	$306.9	$36.7	$222.0	$—	$565.6
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Fixed maturity available-for-sale securities	$196.6	$178.0	$581.9	$506.4
Equity available-for-sale securities	7.1	3.9	16.7	11.5
Policy loans	0.2	0.1	0.5	0.6
Invested cash and short-term investments	0.1	0.2	0.2	1.4
Asset-based loans	12.2	8.2	30.7	25.8
Other investments	1.5	1.4	2.8	2.3
Gross investment income	217.7	191.8	632.8	548.0
External investment expense	(6.8)	(3.6)	(14.3)	(10.5)
Net investment income	$210.9	$188.2	$618.5	$537.5

Net investment gains

“Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net realized gains before other-than-temporary impairments	$75.0	$34.7	$92.7	$280.2
Gross other-than-temporary impairments	(0.6)	(0.7)	(0.6)	(1.6)
Net realized gains on fixed maturity available-for-sale securities	74.4	34.0	92.1	278.6
Realized gains on equity securities	3.0	4.5	13.8	6.4
Net realized gains on securities	77.4	38.5	105.9	285.0
Realized gains on certain derivative instruments	62.7	54.0	173.3	99.3
Unrealized gains (losses) on certain derivative instruments	38.9	(34.0)	78.2	27.3
Change in fair value of other embedded derivatives	0.3	—	0.3	—
Change in fair value of derivatives	101.9	20.0	251.8	126.6
Realized gains (losses) on other invested assets	5.3	(0.2)	9.7	(0.1)
Net investment gains	$184.6	$58.3	$367.4	$411.5
For the three and nine months ended June 30, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,724.6 and $4,352.5, respectively, gross gains on such sales totaled $74.6 and $96.8, respectively and gross losses totaled $1.7 and $4.2, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and nine months ended June 30, 2014.

For the three and nine months ended June 30, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $836.0 and $5,741.6, respectively, gross gains on such sales totaled $35.0 and $284.0, respectively and gross losses totaled $0.5 and $1.0, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and nine months ended June 30, 2013.
Cash flows from consolidated investing activities by security classification were as follows:

	Nine months ended June 30,
	2014	2013
Proceeds from investments sold, matured or repaid:
Available-for-sale	$4,402.1	$7,052.1
Trading (acquired for holding)	54.9	91.8
Derivatives and other	297.5	252.4
	$4,754.5	$7,396.3
Cost of investments acquired:
Available-for-sale	$(5,594.5)	$(7,148.7)
Trading (acquired for holding)	(67.8)	(10.2)
Derivatives and other	(267.4)	(112.5)
	$(5,929.7)	$(7,271.4)
Concentrations of Financial Instruments
As of June 30, 2014 and September 30, 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was FGL’s investment securities in the banking industry with a fair value of $2,175.4 or 11.6% and $1,892.1, or 11.5%, of the Company's invested assets portfolio, respectively. FGL’s holdings in this industry includes investments in 84 different issuers with the top ten investments accounting for 40.0% of the total holdings in this industry. As of June 30, 2014 and September 30, 2013, the Company had investments in 2 and 19 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $439.1 and $1,983.7, or 2.3% and 12.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of June 30, 2014 and September 30, 2013, had a fair value of $250.0 and $150.7, or 1.3% and 0.9% of the Company's invested assets portfolio, respectively.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	June 30, 2014	September 30, 2013
Derivatives designated as hedging instruments:
Commodity swap and option agreements	Receivables, net	$1.3	$0.4
Foreign exchange forward agreements	Receivables, net	0.7	1.7
Foreign exchange contracts	Other assets	0.1	—
Total asset derivatives designated as hedging instruments		2.1	2.1
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	0.1	3.7
Call options	Derivatives	324.6	221.8
Futures contracts	Derivatives	0.1	—
Other embedded derivatives	Other invested assets	11.6	—
Foreign exchange contracts	Receivables, net	0.1	0.1
Total asset derivatives		$338.6	$227.7

Liability Derivatives	Classification	June 30, 2014	September 30, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable and other current liabilities	$1.8	$—
Interest rate contracts	Other liabilities	0.1	—
Commodity contracts	Accounts payable and other current liabilities	—	0.5
Foreign exchange forward agreements	Accounts payable and other current liabilities	5.0	4.6
Foreign exchange contracts	Other liabilities	0.3	0.1
Total liability derivatives designated as hedging instruments		7.2	5.2
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	4.3	1.9
FIA embedded derivative	Contractholder funds	1,864.5	1,544.4
Futures contracts	Other liabilities	—	1.0
Foreign exchange forward contracts	Accounts payable and other current liabilities	0.3	5.3
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	—	330.8
Total liability derivatives		$1,876.3	$1,888.6
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

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations, and within AOCI, for the three and nine months ended June 30, 2014 and June 30, 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Classification
Three months ended	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Commodity contracts	$1.3	$(1.0)	$0.1	$(0.3)	$—	$—	Consumer products cost of goods sold
Interest rate contracts	(1.9)	—	(0.4)	—	—	—	Interest expense
Foreign exchange contracts	—	0.2	—	0.4	—	—	Net consumer products sales
Foreign exchange contracts	(2.4)	4.0	(1.0)	0.5	—	—	Consumer products cost of goods sold
Total	$(3.0)	$3.2	$(1.3)	$0.6	$—	$—
Nine months ended
Commodity contracts	$1.4	$(3.4)	$0.1	$(0.2)	$—	$(0.1)	Consumer products cost of goods sold
Interest rate contracts	(1.9)	—	(0.4)	—	—	—	Interest expense
Foreign exchange contracts	0.2	0.8	0.1	0.7	—	—	Net consumer products sales
Foreign exchange contracts	(3.6)	7.2	(2.0)	(0.4)	—	—	Consumer products cost of goods sold
Total	$(3.9)	$4.6	$(2.2)	$0.1	$—	$(0.1)

Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s redeemable preferred stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity ("FIA") contracts, and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2014 and June 30, 2013, the Company recognized the following gains (losses) on these derivatives:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives				Classification
	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Equity conversion feature of preferred stock	$38.0	$52.6	$(12.7)	$81.9	Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock
Oil and natural gas commodity contracts	(2.2)	9.6	(12.4)	0.8	Other income (expense), net
Commodity contracts	0.1	(0.2)	—	(0.2)	Cost of consumer products and other goods sold
Foreign exchange contracts	(0.2)	0.5	0.4	(1.8)	Other income (expense), net
Call options	91.1	16.5	226.6	114.1	Net investment gains
Futures contracts	10.5	3.5	24.9	12.5	Net investment gains
Change in fair value of other embedded derivatives	0.3	—	0.3	—	Net investment gains
FIA embedded derivatives	145.8	53.7	320.1	(35.1)	Benefits and other changes in policy reserves
Total	$283.4	$136.2	$547.2	$172.2

Additional Disclosures
Cash Flow Hedges
When it determines appropriate, Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At June 30, 2014, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. At September 30, 2013, Spectrum Brands did not have any interest rate swaps outstanding. The derivative net loss on these contracts recorded in AOCI by the Company at June 30, 2014 was $0.9 and noncontrolling interest of $0.6. At June 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $0.8, net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer and other product sales" or purchase price variance in "Cost of consumer products and other goods sold." At June 30, 2014, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $221.5. The derivative net loss on these contracts recorded in AOCI at June 30, 2014 was $2.1, net of tax benefit of $0.6 and noncontrolling interest of $1.5. At June 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $2.0, net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2014, Spectrum Brands had a series of zinc swap contracts outstanding through June 2015 for 5 tons with a contract value of $9.9. At June 30, 2014, Spectrum Brands had a series of brass swap contracts outstanding through June 2015 for one ton with a contract value of $3.9. The derivative net gain on these contracts recorded in AOCI at June 30, 2014 was $1.2, net of tax expense of $0.1. At June 30, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next twelve months is $1.2, net of tax.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2014 and September 30, 2013, Spectrum Brands had $154.3 and $108.5, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrealized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At June 30, 2014, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 35 troy ounces with a contract value of $0.7. At September 30, 2013, Spectrum Brands had a series of such swap contracts outstanding through April 2014 for 45 troy ounces with a contract value of $1.0.
Oil and natural gas commodity contracts
Compass’ primary objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits Compass would realize if commodity prices increase. When prices for oil and natural gas are volatile, changes in the fair value of the derivative financial instrument contracts underlying Compass’ derivative financial instrument management activities may result in significant non-cash income or expense activity. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if Compass terminates a contract prior to its expiration. Compass does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, Compass recognizes the change in the respective instruments’ fair value in earnings.
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, Compass' derivative contract counterparties. Changes in the fair value of Compass' derivative financial instrument contracts, which includes both cash settlements and non-cash changes in fair value, are included in income with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.

Compass' natural gas and oil commodity contract derivative instruments are comprised of swap contracts. Swap contracts allow Compass to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.
The following table presents our proportionate share of Compass’ volumes and fair value of the oil and natural gas derivative financial instruments as of June 30, 2014 (presented on a calendar-year basis) :

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	June 30, 2014
Natural gas:
Swaps:
Remainder of 2014	8,211	$4.15	$(2.5)
Total natural gas	8,211		$(2.5)
Oil:
Swaps:
Remainder of 2014	137	$91.87	$(1.5)
2015	186	94.98	(0.3)
Total oil	323		$(1.8)
Total oil and natural gas derivatives			$(4.3)
At September 30, 2013, Compass had outstanding derivative contracts to mitigate price volatility covering 16,018 Billion British Thermal Units ("Mmmbtus") of natural gas and 375 Thousand Barrels ("Mbbls") of oil. At June 30, 2014, the average forward NYMEX oil prices per Bbl for the remainder of 2014 and 2015 was $103.82 and $97.62, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2014 was $4.47.
Compass derivative financial instruments covered approximately 68% and 74% of production volumes for the three and nine months ended June 30, 2014, respectively, and 77% and 70% of production volumes for the three months ended June 30, 2013 and from inception to period ended June 30, 2013, respectively
Other Embedded Derivatives
On June 16, 2014, FGL invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3, which is based on the actual return of the fund. At maturity of the fund-linked note, FGL will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an available-for-sale embedded derivative reported in "Other embedded derivatives".
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. As appropriate, Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at June 30, 2014 and September 30, 2013.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At June 30, 2014, Spectrum Brands did not post any cash collateral related to such liability positions. At September 30, 2013, Spectrum Brands had posted cash collateral of $0.5 related to such liability positions. In addition, at June 30, 2014 and September 30, 2013, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in "Receivables, net" within the accompanying Condensed Consolidated Balance Sheets.

Compass places derivative financial instruments with the financial institutions that are lenders under a revolving credit agreement entered into by Compass (the "Compass Credit Agreement") that it believes have high quality credit ratings. To mitigate risk of loss due to default, Compass has entered into master netting agreements with its counterparties on its derivative financial instruments that allow it to offset its asset position with its liability position in the event of a default by the counterparty.
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
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,150.9	$100.4	$57.2	$43.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A2/A	2,639.8	114.9	76.5	38.4	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,116.6	98.1	75.6	22.5	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A	256.0	11.2	—	11.2	120.8	3.4	—	3.4
		$7,163.3	$324.6	$209.3	$115.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of June 30, 2014 except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2014 and September 30, 2013, counterparties posted $209.3 and $72.0 of collateral, of which $152.1 and $72.0, respectively, is included in "Cash and cash equivalents," with an associated payable for this collateral included in "Other liabilities" in the Condensed Consolidated Balance Sheets. The remaining $57.2 of non-cash collateral was held by a third-party custodian at June 30, 2014. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $115.3 and $149.8 at June 30, 2014 and September 30, 2013, respectively.
FGL held 2,016 and 1,693 futures contracts at June 30, 2014 and September 30, 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $8.7 and $5.9 at June 30, 2014 and September 30, 2013, respectively.

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets (a)
Cash and cash equivalents (b)	$1,455.9	$—	$—	$1,455.9
Contingent purchase price reduction receivable	—	—	41.5	41.5
Derivatives:
Foreign exchange forward agreements	—	0.9	—	0.9
Commodity swap and option agreements	—	1.4	—	1.4
Call options and futures contracts	—	324.7	—	324.7
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,731.8	5.9	1,737.7
Commercial mortgage-backed securities	—	526.3	83.9	610.2
Corporates	—	9,552.6	745.2	10,297.8
Hybrids	—	481.6	—	481.6
Municipals	—	1,219.2	36.5	1,255.7
Agency residential mortgage-backed securities	—	99.5	—	99.5
Non-agency residential mortgage-backed securities	—	1,874.1	—	1,874.1
U.S. Government	209.4	201.1	—	410.5
Equity securities:
Available-for-sale	50.0	607.4	6.0	663.4
Trading	97.3	—	—	97.3
Other invested assets	—	2.1	11.6	13.7
Funds withheld receivable	—	158.5	—	158.5
Total financial assets	$1,812.6	$16,781.2	$930.6	$19,524.4

Liabilities (a)
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,864.5	$1,864.5
Front Street future policyholder benefit liability	—	—	154.9	154.9
Foreign exchange forward agreements	—	5.6	—	5.6
Commodity swap and option agreements	—	4.3	—	4.3
Interest rate contracts	—	1.9	—	1.9
Total financial liabilities	$—	$11.8	$2,019.4	$2,031.2

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets (a)
Cash and cash equivalents (b)	$1,899.7	$—	$—	$1,899.7
Contingent purchase price reduction receivable	—	—	41.0	41.0
Derivatives:
Foreign exchange forward agreements	—	1.8	—	1.8
Commodity swap and option agreements	—	4.1	—	4.1
Call options and futures contracts	—	221.8	—	221.8
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	5.0	1,523.1
Commercial mortgage-backed securities	—	448.7	5.7	454.4
Corporates	—	8,957.2	461.1	9,418.3
Hybrids	—	428.8		428.8
Municipals	—	1,007.0	—	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6
Non-agency residential mortgage-backed securities	—	1,368.0	—	1,368.0
U.S. Government	790.9	210.9	—	1,001.8
Equity securities:
Available-for-sale	—	271.0	—	271.0
Trading	70.8	—	10.7	81.5
Total financial assets	$2,761.4	$14,536.0	$523.5	$17,820.9

Liabilities (a)
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4
Futures contracts	—	1.0	—	1.0
Foreign exchange forward agreements	—	10.0	—	10.0
Commodity swap and option agreements	—	2.4	—	2.4
Equity conversion feature of preferred stock	—	—	330.8	330.8
Total financial liabilities	$—	$13.4	$1,875.2	$1,888.6

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of cash equivalents and equity investments set forth above are generally based on quoted or observed market prices.
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
FGL measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and FGL will then consistently apply the valuation methodology to measure the security’s fair value. FGL’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. FGL uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used to estimate the fair value measurement of certain available-for-sale equity securities using the market-approach valuation technique, is yields for comparable securities. Increases (decreases) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
FGL did not adjust prices received from third parties as of June 30, 2014 and September 30, 2013. However, FGL does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Fair value of FGL's available-for-sale embedded derivative, included in "Other invested assets", is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date. The available-for-sale embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date. Therefore, the Black Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model. The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Funds Withheld Receivables and Future Policy Holder Benefits Reserve
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
Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what FGL would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined externally by an independent consulting firm using market-observable inputs, including interest rates, yield curve volatilities, and other factors. The fair value of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements).
Compass evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but reports them on a gross basis on the Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of a credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of Compass’ counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. Compass’ credit-adjusted risk-free rate is based on its cost of debt plus the LIBOR curve as of the end of the reporting period.
Compass’ oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate (“WTI”) oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above.
Compass’ natural gas derivatives are swap contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX Henry Hub (“HH”) swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2014 and September 30, 2013 are as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.5	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			7.5 months	9 months
		Discount rate			1%	1%
		Credit insurance risk premium			12%	11%
Asset-backed securities	Broker-quoted	Offered quotes	5.9	5.0	102%	103%
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	83.9	5.7	104% - 121% (119%)	96%
Corporates	Broker-quoted	Offered quotes	653.5	404.5	62% - 121% (100%)	0% - 113% (90%)
Corporates	Matrix Pricing	Quoted prices	91.7	56.6	96% - 142% (102%)	90% - 131% (97%)
Municipal	Broker-quoted	Offered quotes	36.5	—	117%	—
Equity	Broker-quoted	Offered quotes	6.0	—	100%	—
	Option Pricing	Risk-adjusted rate	—	10.7		25.0%
		Risk-free discount factor				0.999
		Risk-adjusted discount factor				0.995
		Upward movement factor (Mu)				1.1
		Downward movement factor (Md)				0.9
		Probability of upward movement (Pu)				48.6%
		Probability of downward movement (Pd)				51.4%
Other invested assets	Black Scholes model	Net asset value of AnchorPath fund	11.6	—	100%	—
Total			$930.6	$523.5

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,864.5	$1,544.4	0% - 48% (4%)	0% - 38% (4%)
		SWAP rates			2% - 3% (2%)	2% - 3% (2%)
		Mortality multiplier			80%	80%
		Surrender rates			0.50% - 75% (7%)	0.50% - 75% (7%)
		Non-performance spread			0.25%	0.25%

			Fair Value at		Range (Weighted average)
Liabilities	Valuation Technique	Unobservable Input(s)	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
Front Street future policyholder benefit liability	Discounted cash flow	Non-performance risk spread	154.9	—	0.50% - 1.50%	—
		Risk margin to reflect uncertainty			0.5%	—
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	—	330.8	—	42%
		Discount yield			—	11.0%
		Non-cash accretion rate			—	0%
		Calibration adjustment			—	0% - 1.0% (0.3%)
Total			$2,019.4	$1,875.2

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
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2014 and September 30, 2013, is based on the 2000 and 1983 annuity tables, respectively, and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2014 and June 30, 2013. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$—	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	10.7	—	—	—	—	—	(4.8)	5.9
Commercial mortgage-backed securities	—	—	0.1	83.8	—	—	—	83.9
Corporates	657.0	—	14.4	88.9	(1.0)	—	(14.1)	745.2
Municipals	35.6	—	0.9	—	—	—	—	36.5
Equity securities - trading	10.8	1.2	—	1.5	—	(13.5)	—	—
Equity securities - available-for-sale	—	—	0.5	5.5	—	—	—	6.0
Other invested assets	—	0.3	—	11.3	—	—	—	11.6
Total assets at fair value	$755.6	$1.5	$15.9	$191.0	$(1.0)	$(13.5)	$(18.9)	$930.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,718.7	$145.8	$—	$—	$—	$—	$—	$1,864.5
Front Street future policyholder benefit liability	151.0	5.1	—	—	—	(1.2)	—	154.9
Equity conversion feature of preferred stock	364.8	(38.0)	—	—	—	(326.8)	—	—
Total liabilities at fair value	$2,234.5	$112.9	$—	$—	$—	$(328.0)	$—	$2,019.4

(a)	This includes a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from level 3 to level 2.

	Nine months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.3)	5.0	—	—	(3.8)	5.9
Commercial mortgage-backed securities	5.7	—	0.4	83.8	—	—	(6.0)	83.9
Corporates	461.1	—	18.4	283.2	(1.0)	(2.4)	(14.1)	745.2
Municipals	—	—	1.5	35.0	—	—	—	36.5
Equity securities - trading	10.7	1.3	—	1.5	—	(13.5)	—	—
Equity securities - available-for-sale	—	—	0.5	5.5	—	—	—	6.0
Other invested assets	—	0.3	—	11.3	—	—	—	11.6
Total assets at fair value	$523.5	$2.1	$20.5	$425.3	$(1.0)	$(15.9)	$(23.9)	$930.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$320.1	$—	$—	$—	$—	$—	$1,864.5
Front Street future policyholder benefit liability	—	8.1	—	150.6	—	(3.8)	—	154.9
Equity conversion feature of preferred stock	330.8	12.7	—	—	—	(343.5)	—	—
Total liabilities at fair value	$1,875.2	$340.9	$—	$150.6	$—	$(347.3)	$—	$2,019.4

(a)	This includes a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from level 3 to level 2.

	Three months ended June 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	5.3	—	(0.1)	—	—	(0.1)	—	5.1
Commercial mortgage-backed securities	6.2	—	(0.3)	—	—	—	—	5.9
Corporates	356.5	—	(12.0)	106.2	—	(11.7)	—	439.0
Equity securities available-for-sale	10.0	—	1.6	0.1	—	—	—	11.7
Total assets at fair value	$419.0	$—	$(10.8)	$106.3	$—	$(11.8)	$—	$502.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,639.6	$(53.7)	$—	$—	$—	$—	$—	$1,585.9
Equity conversion feature of preferred stock	202.7	(52.6)	—	—	—	(2.8)	—	147.3
Total liabilities at fair value	$1,842.3	$(106.3)	$—	$—	$—	$(2.8)	$—	$1,733.2

(a)	The net transfers in and out of Level 3 during the three months ended June 30, 2013 were exclusively to or from Level 2.

	Nine months ended June 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.1)	(10.5)	5.1
Commercial mortgage-backed securities	5.0	—	(0.1)	1.0	—	—	—	5.9
Corporates	135.3	(0.3)	(10.8)	383.6	(9.6)	(25.4)	(33.8)	439.0
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities available-for-sale	—	—	1.6	10.1	—	—	—	11.7
Total assets at fair value	$206.0	$(0.3)	$(9.6)	$394.7	$(9.6)	$(25.5)	$(53.0)	$502.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$35.1	$—	$—	$—	$—	$—	$1,585.9
Equity conversion feature of preferred stock	232.0	(81.9)	—	—	—	(2.8)	—	147.3
Total liabilities at fair value	$1,782.8	$(46.8)	$—	$—	$—	$(2.8)	$—	$1,733.2

(a)	The net transfers in and out of Level 3 during the nine months ended June 30, 2013 were exclusively to or from Level 2.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and nine months ended June 30, 2014. FGL transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the three and nine months ended June 30, 2013 reflecting the level of market activity in these instruments.

Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the three and nine months ended June 30, 2014 and June 30, 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of June 30, 2014 and June 30, 2013. Accordingly, FGL’s assessment resulted in net transfers out of Level 3 of $18.9 and $23.9 related to asset-backed securities and corporate securities during the three and nine months ended June 30, 2014 and of $0.0 and $53.0 related to asset-backed, corporate and hybrid securities during the three and nine months ended June 30, 2013, respectively.

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

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$160.6	$160.6	$160.6
Asset-based loans	—	—	724.3	724.3	724.3
Total financial assets	$—	$—	$884.9	$884.9	$884.9

Liabilities (a)
Total debt (b)	$—	$5,526.1	$—	$5,526.1	$5,303.4
Investment contracts, included in contractholder funds	—	—	12,891.5	12,891.5	14,353.4
Total financial liabilities	$—	$5,526.1	$12,891.5	$18,417.6	$19,656.8

	September 30, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$31.2	$31.2	$31.2
Asset-based loans	—	—	560.4	560.4	560.4
Total financial assets	$—	$—	$591.6	$591.6	$591.6

Liabilities (a)
Total debt (b)	$—	$4,773.2	$—	$4,773.2	$4,896.1
Redeemable preferred stock, excluding equity conversion feature	—	—	377.1	377.1	329.4
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Total financial liabilities	$—	$4,773.2	$12,755.7	$17,528.9	$18,929.3

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Valuation Methodology
Investment contracts include deferred annuities, FIAs, indexed universal life ("IUL") and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2014 and September 30, 2013, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.

The fair value of the Preferred Stock, excluding the equity conversion feature, is derived under the same model and using the same inputs and assumptions, as is used to determine the fair value of the equity conversion feature of said redeemable preferred stock, as is discussed in the disclosures pertaining to financial instruments measured at fair value above.
The fair value of the asset-based loans originated by Salus approximate their carrying value. Such loans carry a variable rate that are typically revolving in nature and are collateralized by the borrower's assets.

(7) Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGL’s DAC and VOBA balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2013	$1,476.7	$1,178.1	$985.1	$225.3	$340.6	$2,729.1
Acquisitions (Note 3)	65.2	46.8	22.0	—	—	68.8
Deferrals	—	—	—	—	172.5	172.5
Less: Components of amortization -
Periodic amortization	—	—	(61.2)	(67.7)	(38.9)	(167.8)
Interest	—	—	—	11.0	10.1	21.1
Unlocking	—	—	—	21.8	3.4	25.2
Adjustment for unrealized investment (gains), net	—	—	—	(108.2)	(83.0)	(191.2)
Effect of translation	(2.8)	6.0	1.1	—	—	7.1
Balance at June 30, 2014	$1,539.1	$1,230.9	$947.0	$82.2	$404.7	$2,664.8
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
During the nine months ended June 30, 2014, Spectrum Brands recorded an adjustment of $3.5 to goodwill to finalize the purchase accounting for the acquisition of the HHI Business from Stanley Black & Decker. The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.
During the nine month period ended June 30, 2014, the Company recorded additions to goodwill and intangible assets related to the acquisitions of Liquid Fence, FOH and CorAmerica. See Note 3, Acquisitions, for further detail.
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of June 30, 2014 and September 30, 2013, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(189.7) and $(81.4), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) losses of $(64.4) and $18.6, respectively. Amortization of VOBA and DAC for the three months ended June 30, 2014 and June 30, 2013 was $10.8 and $37.3, and $9.4 and $27.4, respectively. Amortization of VOBA and DAC for the nine months ended June 30, 2014 and June 30, 2013 was $34.9 and $113.0, and $25.4 and $50.1, respectively.

The above DAC balances include $29.8 and $26.2 of deferred sales inducements (“DSI”), net of shadow adjustments, as of June 30, 2014 and September 30, 2013, respectively.
Definite lived intangible assets are summarized as follows:

	June 30, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$889.6	$(196.3)	$693.3	$885.9	$(160.8)	$725.1	15 to 20 years
Trade names	171.4	(57.0)	114.4	171.6	(44.7)	126.9	1 to 12 years
Technology assets	192.2	(52.9)	139.3	172.1	(39.0)	133.1	4 to 17 years
	$1,253.2	$(306.2)	$947.0	$1,229.6	$(244.5)	$985.1

Amortization expense for definite lived intangible assets is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Customer relationships	$11.7	$11.6	$35.0	$33.3
Trade names	4.1	4.3	12.3	12.2
Technology assets	4.7	4.4	13.9	12.0
	$20.5	$20.3	$61.2	$57.5

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $77.5 per year.
The weighted average amortization period for VOBA is approximately 5.0 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2014	$7.9
2015	42.1
2016	38.4
2017	31.7
2018	25.8
2019 and thereafter	126.0

(8) Debt
The Company’s consolidated debt consists of the following:

	June 30, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$604.4	7.9%	$925.0	7.9%
7.75% Senior Unsecured Notes, due January 15, 2022	550.0	7.8%	—	—%
Spectrum Brands:
CAD Term Loan, due December 17, 2019	59.4	5.1%	81.4	5.1%
Term Loan, due September 4, 2017 (Tranche A)	818.1	3.0%	850.0	3.0%
Term Loan, due September 4, 2019 (Tranche C)	512.4	3.6%	300.0	3.6%
Term Loan, due December 17, 2019 (Tranche B)	—	—	513.3	4.6%
Euro Term Loan, due September 4, 2019	305.5	3.8%	—	—
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
ABL Facility, expiring May 24, 2017	110.0	2.0%	—	5.7%
Other notes and obligations	52.1	8.3%	28.5	8.5%
Capitalized lease obligations	96.6	6.1%	67.4	6.2%
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%
Compass
Compass Credit Agreement, due February 14, 2018	250.6	2.7%	271.2	2.7%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	191.9	6.6%	182.9	6.6%
Secured borrowings under non-qualifying loan participations	100.0	11.0%	—	—
Total	5,341.0		4,909.7
Original issuance (discounts) premiums on debt, net	(37.6)		(13.6)
Total debt	5,303.4		4,896.1
Less current maturities	121.5		102.9
Non-current portion of debt	$5,181.9		$4,793.2

HGI
In January 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 (the "7.75% Notes"). The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the 7.75% Note offering, the Company recorded $5.6 of fees during the nine months ended June 30, 2014. These fees are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.75% Notes.
In May 2014, HGI exchanged $320.6 of its outstanding Senior Secured Notes for $350.0 aggregate principal amount of Additional 7.75% Notes. On May 30, 2014, participating holders received $1,091.71 principal amount of Additional 7.75% Notes for each $1,000 principal amount of Senior Secured Notes. As part of the exchange the Company also received modifications to the indenture governing the Senior Secured Notes, increasing the Company’s ability to make certain restricted payments, such as repurchases of the Company's common stock. Following settlement, HGI has $604.4 in aggregate principal amount of the Senior Secured Notes outstanding and $550.0 in aggregate principal amount of 7.75% Notes due 2022 outstanding.
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
At June 30, 2014, the Company was in compliance with all covenants under the indentures governing the 7.875% Senior Secured Notes and the 7.75% Notes.
Spectrum Brands
Term Loan
In December 2013, Spectrum Brands amended the senior term loan facility (the "Term Loan"), issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0 (the "Euro Term Loan Debt"). The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing. The $215.0 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the refinancing of the Term Loan totaling $9.2 as an adjustment to interest expense during the nine month period ended June 30, 2014.
The additional Tranche C and Euro Term Loan debt were issued at a 0.125% discount and recorded net of the discount incurred. Of this discount, $0.5 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $0.1 is reflected as an increase to interest expense during the nine month period ended June 30, 2014. In connection with the refinancing of a portion of the Term Loan, Spectrum Brands recorded $0.2 and $7.2 of fees during the three and nine month periods ended June 30, 2014, respectively, of which $5.2 is classified as debt issuance costs within the accompanying Condensed Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2.1 reflected as an increase to interest expense during the nine month period ended June 30, 2014.
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
As a result of borrowings and payments under the ABL Facility, at June 30, 2014, Spectrum Brands had aggregate borrowing availability of approximately $193.8, net of lender reserves of $6.4 and outstanding letters of credit of $54.1.
Compass Credit Agreement
As of June 30, 2014, Compass had a borrowing base of $400.0 with $337.0 of outstanding indebtedness. Our proportionate share of the obligation was $250.6. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of June 30, 2014, Salus had $100.0 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests".

(9) Defined Benefit Plans
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Service cost	$0.9	$0.9	$2.9	$2.6
Interest cost	2.6	2.5	8.6	7.8
Expected return on assets	(2.5)	(2.5)	(8.5)	(7.4)
Recognized net actuarial loss	0.3	0.5	1.1	1.6
Employee contributions	—	—	—	(0.1)
Net periodic benefit expense	$1.3	$1.4	$4.1	$4.5

Contributions made during period	$4.0	$1.3	$9.6	$3.2

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and nine months ended June 30, 2014 and June 30, 2013 were as follows:

	Three months ended June 30,				Nine months ended June 30,
	2014		2013		2014		2013
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$65.6	$324.0	$69.9	$150.9	$200.3	$876.8	$212.3	$579.8
Assumed	8.8	12.0	9.1	8.2	27.6	27.3	24.5	15.7
Ceded	(61.1)	(70.9)	(60.0)	(51.9)	(185.9)	(207.8)	(189.9)	(163.8)
Net	$13.3	$265.1	$19.0	$107.2	$42.0	$696.3	$46.9	$431.7

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2014 and June 30, 2013, FGL did not write off any reinsurance balances. During the three and nine months ended June 30, 2014 and June 30, 2013, FGL did not commute any ceded reinsurance. Effective June 17, 2013, FGL rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re which covers certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4 and recognized a net gain on the rescission of $1.9.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

Front Street
On December 31, 2012, FGL entered into a Reinsurance Agreement with Front Street Cayman, an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,400.0 of FGL’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, FIAM, entered into an investment management agreement, pursuant to which FIAM Capital Management, LLC (“Five Island”) would manage the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s existing guidelines.
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

(11) Stock Compensation

The Company recognized consolidated stock compensation expense of $19.7 and $22.7 during the three months ended June 30, 2014 and 2013, respectively and $67.1 and $44.9 during the nine months ended June 30, 2014 and 2013, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of June 30, 2014 and related activity during the nine months then ended, under HGI, Fidelity & Guaranty Life Holdings, Inc. ("FGH"), and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	3,954	$6.52	$2.55	335	$44.23	—	$—	$—
Granted	1,356	11.75	4.91	—	—	249	17.00	3.76
Exercised	(497)	4.96	1.77	(41)	41.23	—	—	—
Forfeited or expired	(70)	8.82	3.66	(3)	47.06	(4)	17.00	5.26
Stock options outstanding at June 30, 2014	4,743	8.15	3.29	291	44.62	245	17.00	3.73
Stock options vested and exercisable at June 30, 2014	1,429	7.46	2.96	132	42.33	—	—	—
Stock options outstanding and expected to vest	3,314	8.45	3.43	152	44.57	241	17.00	3.70

A summary of restricted stock, restricted stock units and Performance Restricted Stock Units ("PRSUs") outstanding as of June 30, 2014 and related activity during the nine months then ended, under HGI, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2013	3,456	$7.72	—	$—
Granted	3,313	12.00	171	18.11
Vested	(1,126)	10.15	—	—
Forfeited	(62)	10.04	(5)	19.98
Restricted stock outstanding at June 30, 2014	5,581	9.74	166	18.06
Restricted stock outstanding and expected to vest	5,553	9.74	162	18.00

	HGI		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2013	22	$4.61	1,118	$39.11	46	$49.60
Granted	7	11.84	442	69.21	—	—
Exercised / Released	(22)	4.61	(949)	39.65	(18)	49.53
Forfeited	—	—	—	—	(1)	49.45
Restricted stock units outstanding at June 30, 2014	7	11.84	611	60.04	27	49.55
Restricted stock units outstanding and expected to vest	7	11.84	611	60.04	25	49.55

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2013	—	$—
Granted	541	17.37
Performance restricted stock units outstanding at June 30, 2014	541	17.37
Performance restricted stock units expected to vest	541	17.37
A summary of warrants outstanding as of June 30, 2014 and related activity during the nine months then ended, under HGI's incentive plan are as follows (share amounts in thousands):

	HGI
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2013	—	$—	$—
Granted	3,000	13.25	3.19
Warrants outstanding at June 30, 2014	3,000	13.25	3.19
Warrants vested and exercisable at June 30, 2014	600	13.25	3.19
Warrants outstanding and expected to vest	2,400	13.25	3.19

HGI
During the nine months ended June 30, 2014, HGI granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 1,356 thousand, 3,313 thousand and 7 thousand shares, respectively. HGI granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 30 thousand, 10 thousand and 7 thousand shares, respectively, during the three months ended June 30, 2014. All of these grants are time based, and vest either immediately, or over periods of 1 year to 3 years. The total fair value of the stock grants during the nine months ended June 30, 2014 on their respective grant dates was approximately $46.6. During the nine months ended June 30, 2014 stock option awards and restricted stock awards with a total fair value of $14.8 vested. The total intrinsic value of share options exercised during the nine months ended June 30, 2014 was $3.6, for which HGI received cash of $2.5 in settlement.
During the nine months ended June 30, 2013, HGI granted stock option awards, restricted stock awards, and restricted stock unit awards representing approximately 1,528 thousand, 3,256 thousand and 9 thousand shares, respectively. During the three months ended June 30, 2013 HGI granted no stock option awards, restricted stock awards or restricted stock unit awards. All of these grants are time based, and vest over periods of 7 months up to 48 months. The total fair value of the stock grants on their respective grant dates was approximately $33.2.
In March 2014, the Company awarded warrants to our Chief Executive Officer, Philip Falcone, representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.25 per share. The warrants awarded to our Chief Executive Officer were granted following receipt of approval from our stockholders in May 2014. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest over a period of 4 years. The estimated grant date fair value of this award was $9.6.
Under HGI’s executive bonus plan for the fiscal year ending September 30, 2014, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2015, and to vest, either immediately, or between 1 year and 3 years from the grant date.
As of June 30, 2014, there was approximately $32.2 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.81 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model.
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

	2014	2013
Risk-free interest rate	1.46% to 1.75%	0.85%
Assumed dividend yield	—%	—%
Expected option term	5.3 to 6.0 years	5.3 to 6.0 years
Volatility	41.2%	42.8% to 44.0%
The following assumptions were used in the determination of these grant date fair values for warrants awarded using the Black-Scholes option pricing model:

2014
Risk-free interest rate	0.53% to 1.27%
Assumed dividend yield	—%
Expected option term	2.4 to 4.3 years
Volatility	40.3% to 43.6%

The weighted-average remaining contractual term of outstanding stock option awards and warrants at June 30, 2014, was 8.44 years and 4.69 years, respectively.

Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 6 thousand and 442 thousand shares during the three and nine months ended June 30, 2014, respectively. Of these grants, 91 thousand restricted stock units vested immediately and 58 thousand restricted stock units are time-based and vest over a period of one year. The remaining 293 thousand restricted stock units are performance and time-based and vest over a period of two years. The total market value of the restricted shares on the date of the grant was approximately $30.6.
Spectrum Brands granted restricted stock units representing approximately 30 thousand and 666 thousand shares during the three and nine months ended June 30, 2013, respectively. Of these grants, 22 thousand restricted stock units are time-based and vest over a period of one year. Of the remaining 644 thousand restricted stock units, 90 thousand are performance-based and vest over a one year period, and 554 thousand restricted stock units are performance and time-based and vest over a period of two years. The total market value of the restricted shares on the date of the grant was approximately $30.2.
The fair value of restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.
FGL
In conjunction with the initial public offering, on November 7, 2013, FGL’s board of directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The FGL 2013 Stock Incentive Plan was approved by FGL's stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s compensation committee approved the granting of awards under the FGL 2013 Stock Incentive Plan to certain employees, officers and directors (other than the members of the compensation committee). In addition, FGL’s board of directors approved the granting of awards to members of FGL’s compensation committee. The awards made to members of the FGL's compensation committee were not made under the FGL 2013 Stock Incentive Plan; however, these awards will be construed and administered as if subject to the terms of the FGL 2013 Stock Incentive Plan. FGL’s board of directors and majority stockholder, HGI, also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director.

FGL’s principal subsidiary, FGH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (“FGH Plans”). Awards under the FGH Plans are based on the common stock of FGH. In the year ended September 30, 2013, FGH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans.

During the nine months ended June 30, 2014, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 171 thousand and 541 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value the stock grants during nine months ended June 30, 2014 on their respective grant dates was approximately $13.4. Additionally, on December 12, 2013, FGL granted 58 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0. FGL made no grants of stock option awards, restricted stock awards or performance restricted stock awards during the three months ended June 30, 2014.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of June 30, 2014 totaled $18.8 and will be recognized over a weighted-average period of 2.1 years.

The fair value of stock options awarded by, respectively, FGL during the nine months ended June 30, 2014, and FGH during the nine months ended June 30, 2013, is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013
Risk-free interest rate	1.4%	0.8%
Assumed dividend yield	1.5%	6%
Expected option term	4.5 years	4.5 years
Volatility	25%	27%

(12) Income Taxes
For the three and nine months ended June 30, 2014, the Company's effective tax rates were 27.5% and 48.3%, respectively. They differ from U.S Federal statutory rate of 35% primarily due to: (i) the profitability of our life insurance group, which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles. Partially offsetting these factors in the nine months ended June 30, 2014 was the release of U.S. valuation allowances totaling $35.0 on deferred tax assets that FGL has determined are more-likely-than-not-realizable due to viable tax planning strategies.
For the three and nine months ended June 30, 2013, the Company's effective tax rates of 23.7% and 55.1%, respectively, were negatively impacted by the following: (i) the profitability of our life insurance group which files its own consolidated Federal income tax return; (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles; resulting deferred tax liabilities are not a source of income for the realization of deferred tax assets; therefore, this causes higher valuation allowances. Partially offsetting these factors in the nine months ended June 30, 2013 were: (i) the release of U.S. valuation allowances totaling $49.3 on deferred tax assets that Spectrum Brands determined are more-likely-than-not realizable as a result of an acquisition; and (ii) $81.9 of non-taxable income, resulting from a decrease in the fair value of the equity conversion feature of preferred stock.
Net operating loss ("NOL") and tax credit carryforwards of HGI and Spectrum Brands are subject to full valuation allowances and those of FGL are subject to partial valuation allowances, as the Company concluded all or a portion of the associated tax benefits are not more likely-than-not realizable. Utilization of NOL and other tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code ("IRC") Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more-likely-than-not sustainable upon audit, based on the technical merits of the position. At June 30, 2014 and September 30, 2013, the Company had $11.9 and $13.8, respectively, of unrecognized tax benefits related to uncertain tax positions. If recognized in the future, $8.2 and $10.1, respectively, of unrecognized tax benefits would impact the effective tax rate at those dates. The Company also had approximately $3.7 and $3.7, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense. As of June 30, 2014, certain of the Company’s legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
Effective October 1, 2012, Spectrum Brands' management decided to not permanently reinvest earnings for the fiscal year ended September 30, 2012, and prospectively. Foreign earnings that are currently remitted will be used by Spectrum Brands to prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on expected future repatriations of foreign earnings. For the fiscal year ending

September 30, 2014, Spectrum Brands expect to accrue less than $2.0 of additional foreign tax expense from non-U.S. withholding and other taxes expected to be incurred as a result of the repatriation of current foreign earnings.
During the nine months ended June 30, 2014, Spectrum Brands recorded a $178.7 reduction of its U.S. net operating loss carryforwards as a result of actual and deemed repatriations of foreign earnings. Due to full valuation allowances on the Spectrum Brands' U.S. net operating loss carryforwards, there was no material impact on Spectrum Brands’ quarterly or projected annual income tax expense.

(13) Earnings Per Share
The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common and participating preferred stockholders	$49.0	$91.6	$(77.6)	$108.1

Participating shares at end of period:
Common shares outstanding	201,043	140,576	201,043	140,576
Preferred shares (as-converted basis)	—	61,987	—	61,987
Total	201,043	202,563	201,043	202,563

Percentage of income (loss) allocated to:
Common shares	100.0%	69.4%	100.0%	69.4%
Preferred shares (a)	—%	30.6%	—%	30.6%

Net income (loss) attributable to common shares - basic	$49.0	$63.6	$(77.6)	$75.0

Dilutive adjustments to income (loss) attributable to common shares from assumed conversion of preferred shares, net of tax:
Income allocated to preferred shares in basic calculation	—	28.0	—	33.1
Reversal of preferred stock dividends and accretion	—	12.0	—	36.3
Reversal of income related to fair value of preferred stock conversion feature	—	(52.6)	—	(81.9)
Net adjustment	—	(12.6)	—	(12.5)

Net income (loss) attributable to common shares - diluted	$49.0	$51.0	$(77.6)	$62.5

Weighted-average common shares outstanding - basic	172,967	140,292	150,675	139,832
Dilutive effect of preferred stock	—	62,413	—	62,555
Dilutive effect of unvested restricted stock and restricted stock units	3,798	1,853	—	2,231
Dilutive effect of stock options	1,281	662	—	612
Weighted-average shares outstanding - diluted	178,046	205,220	150,675	205,230

Net income (loss) per common share attributable to controlling interest:
Basic	$0.28	$0.45	$(0.52)	$0.54
Diluted	$0.28	$0.25	$(0.52)	$0.30

(a)	Losses are not allocated to the convertible participating preferred shares for the period that these shares were outstanding, since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding unvested restricted stock.

For the three months ended June 30, 2014, there were 28,911 thousand weighted-average shares issuable upon the conversion of the Preferred Stock that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock would have been anti-dilutive for the three months ended June 30, 2014.
For the nine months ended June 30, 2014, there were 50,979 thousand weighted-average shares issuable upon the conversion of the Preferred Stock, and 2,380 thousand and 1,297 thousand weighted-average shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and unvested restricted stock and stock units and stock options would have been anti-dilutive for the nine months ended June 30, 2014.
Also excluded from the calculation were 3 million warrants because the exercise price of $13.25 per share was above the average stock price for the three and nine months ended June 30, 2014.

(14) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $24.9 at June 30, 2014. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
In a pending case before the U.S. District Court for the Southern District of New York, in which FGL is suing OM Group (UK) Limited (“OMGUK”) for a $50.0 purchase price adjustment in connection with HGI’s acquisition of FGL’s subsidiaries on April 6, 2011, OMGUK counterclaimed that FGL breached its obligations under the First Amended and Restated Stock Purchase Agreement dated February 17, 2011 (“F&G Stock Purchase Agreement”) to pay required fees to OMGUK related to the financing of reserves referred to as “CARVM”. FGL has opposed this counterclaim. On May 27, 2014, the court granted OMGUK’s motion for summary judgment as to the CARVM fees. OMGUK must still prove damages at trial, which it estimates to be approximately $6.1. Trial of the counterclaim, as well as FGL’s claim for $50.0, is scheduled for October 20, 2014. HGI is considering taking an appeal of any judgment following trial on the CARVM counterclaim. HGI owns all of the rights, title, interest, liabilities and obligations under this litigation against OMGUK.
HGI and its subsidiaries are also involved in other litigation and claims related to their current and prior businesses. These include claims and litigations involving HGI's and its subsidiaries current business practices and transactions and certain workers compensation, environmental matters, cases in state courts and in a Federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels alleged to have been formerly owned or operated by HGI's offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to it, and given its reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.

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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2014, FGL has accrued $4.4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.7.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in Maryland and other states. As a result of these legislative and regulatory developments, in May 2012 FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In July 2012, FGL incurred an $11.0 pre-tax charge, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, FGL believes this accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states. FGL has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and administrative costs of said audits and examinations of which $0.4 has been paid through June 30, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

On July 18, 2011, a putative class action complaint was filed in the United States District Court for the Central District of California captioned Eddie L. Cressy v. OM Financial Life Insurance Company ("OM Financial"), et al., Case No. 2:2011-cv-05871. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies. The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the plaintiff leave to re-file the state law claims in California state court.

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

On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive. As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the court on April 23, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification, which is scheduled to be heard by the Court on June 19, 2014. FGL Insurance has the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opt out of or object to the settlement. The settlement is subject to other conditions and the Court’s final approval.

At June 30, 2014, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.9 and established a liability for the unpaid portion of the estimate of $7.3. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL is seeking indemnification from OMGUK under the F&G Stock Purchase Agreement between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. FGL has established an amount recoverable from OMGUK for the amount of $4.5, the collection of which FGL believes is probable. The actual amount recovered from OMGUK could be greater or less than FGL’s estimate, but FGL anticipates that the amount recovered will not be materially different than its current estimate.

In light of the inherent uncertainties involved in the matters described above and uncertainties in litigation generally, there can be no assurance that the matters described above, or any other pending or future litigation, will not have a material adverse effect on FGL's business, financial condition, or results of operations.

Compass
Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect Compass’ operations and the costs of its oil and natural gas exploitation, development and production operations. Compass does not anticipate that it will be required in the foreseeable future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations. Because these laws and regulations are constantly being changed, Compass is unable to predict the conditions and other factors over which Compass does not exercise control that may give rise to environmental liabilities affecting it.
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
The F&G Stock Purchase Agreement includes a Guarantee and Pledge Agreement which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At June 30, 2014, the notional amount of unfunded, legally binding lending commitments was approximately $164.6, of which $37.0 expires in one year or less, and the remainder expires between one and five years.

(15) Related Party Transactions
The Company has a reciprocal services agreement (the “Services Agreement”) with Harbinger Capital, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Under the Services Agreement, the Company recognized $1.5 and $4.4 of expenses for the three and nine months ended June 30, 2014, respectively, and $1.6 and $3.0 of expenses for the three and nine months ended June 30, 2013, respectively.
On March 18, 2014, HGI entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23,000 thousand shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 in cash. HGI did not sell any securities in the transaction. Pursuant to the Letter Agreement, Leucadia have designated two directors to HGI's board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HGI's board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HGI that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HGI’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HGI to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HGI’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HGI’s board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HGI entered into a Registration Rights Acknowledgement among it, the HCP Stockholders and Leucadia acknowledging such transfer. A special committee of HGI’s board, comprised of independent directors under the NYSE Rules, advised by two separate outside counsel, determined that it is in the best interests of HGI and its stockholders (not including Harbinger Capital and Leucadia and their respective affiliates) for HGI to enter into the foregoing agreements and the related transactions.
In December 2013, FGL completed an initial public offering of 9,750 thousand shares of common stock, and the underwriters exercised their option to purchase from the Company an additional 1,463 thousand shares of common stock, at a price of $17.00 per share. Jefferies LLC ("Jefferies"), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HGI’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9, a portion of which was paid to Jefferies as a participating underwriter.
FGL invested in collateralized loan obligation ("CLO") securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC ("Fortress"), which has acquired interests greater than 10% ownership in HGI as of June 30, 2014.
As of June 30, 2014, Leucadia's ownership interest in the outstanding common shares of HGI exceeded 10%. As of June 30, 2014, FGL holds $37.3 par value of debt securities issued by Leucadia as well as corporate debt issued by Jefferies.

FGL’s consolidated related party investments as of June 30, 2014 are summarized as follows:

		June 30, 2014
Issuer	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress	Fixed maturities, available for sale	$106.5	$0.7	$107.2
Leucadia	Fixed maturities, available for sale	37.3	0.4	37.7
Jefferies	Fixed maturities, available for sale	69.0	1.4	70.4
FGL's related net investment income for the three and nine months ended June 30, 2014 are summarized as follows:

		June 30, 2014
Issuer	Investment Income Classification	Three months ended	Nine months ended
Fortress	Net investment income - fixed maturities	$0.9	$0.9
Leucadia	Net investment income - fixed maturities	1.3	1.3
Jefferies	Net investment income - fixed maturities	0.9	2.6

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

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Revenues:
Consumer Products	$1,128.5	$1,089.8	$3,250.8	$2,947.8
Insurance	419.5	279.7	1,066.7	1,025.6
Energy	37.6	37.8	112.3	54.5
Asset Management	11.3	7.1	25.6	20.8
Intersegment elimination	(2.2)	(5.2)	(9.5)	(6.1)
Consolidated segment revenues	1,594.7	1,409.2	4,445.9	4,042.6
Corporate and Other	4.7	—	4.7	—
Total revenues	$1,599.4	$1,409.2	$4,450.6	$4,042.6

Operating income:
Consumer Products	$148.7	$115.7	$366.3	$236.1
Insurance	108.6	83.3	220.2	354.9
Energy	8.6	4.8	(57.2)	5.3
Asset Management	3.1	2.4	3.2	10.2
Intersegment elimination	(2.0)	(6.1)	(9.7)	(6.1)
Total segments	267.0	200.1	522.8	600.4
Corporate and eliminations	(37.9)	(17.5)	(98.2)	(68.4)
Consolidated operating income	229.1	182.6	424.6	532.0
Interest expense	(77.9)	(83.9)	(239.1)	(302.7)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	38.0	52.6	(12.7)	81.9
Gain on contingent purchase price reduction	—	—	0.5	—
Other income (expense), net	6.0	4.2	(10.5)	(7.7)
Income from continuing operations before income taxes	$195.2	$155.5	$162.8	$303.5

	Nine months ended June 30,
Net change in cash due to operating activities	2014	2013
Consumer Products	$(50.9)	$(75.6)
Insurance	279.4	230.9
Energy	34.8	20.8
Asset Management	(1.2)	2.6
Net change in cash due to segment operating activities	262.1	178.7
Net change in cash due to corporate and other operating activities, including intersegment eliminations	(97.7)	(84.7)
Consolidated change in cash due to operating activities	$164.4	$94.0

(17) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at June 30, 2014 and September 30, 2013, and consolidating statements of operations information for the nine months ended June 30, 2014 and 2013. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of FOH subsequent to its acquisition on May 30, 2014. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Harbinger Group Inc. - Condensed Consolidating Balance Sheets Information

June 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$18,365.0	$—	$544.7	$88.2	$(246.8)	$18,751.1
Investments in subsidiaries and affiliates	—	72.4	—	—	2,247.8	(2,320.2)	—
Affiliated loans and receivables	—	157.4	—	28.8	0.3	(186.5)	—
Cash and cash equivalents	85.1	920.5	22.5	98.9	328.9	—	1,455.9
Receivables, net	604.6	0.5	17.1	0.5	42.2	—	664.9
Inventories, net	734.8	—	—	—	11.9	—	746.7
Accrued investment income	—	157.2	—	3.3	—	(0.6)	159.9
Reinsurance recoverable	—	2,393.7	—	—	—	—	2,393.7
Deferred tax assets	39.1	106.7	—	0.1	—	—	145.9
Properties, including oil and natural gas properties, net	440.4	9.9	471.0	1.2	2.0	—	924.5
Goodwill	1,484.5	—	—	10.7	43.9	—	1,539.1
Intangibles, including DAC and VOBA, net	2,136.2	486.9	—	—	41.7	—	2,664.8
Other assets	172.4	217.0	2.8	12.7	33.8	—	438.7
Total assets	$5,697.1	$22,887.2	$513.4	$700.9	$2,840.7	$(2,754.1)	$29,885.2

Liabilities and Equity:
Insurance reserves	$—	$19,988.0	$—	$—	$—	$—	$19,988.0
Debt	3,336.6	300.0	250.6	291.9	1,124.3	—	5,303.4
Accounts payable and other current liabilities	680.7	58.2	33.1	7.3	120.6	—	899.9
Employee benefit obligations	84.8	—	—	—	2.6	—	87.4
Deferred tax liabilities	506.7	—	—	—	15.4	0.1	522.2
Other liabilities	28.5	653.0	26.9	24.0	1.2	—	733.6
Affiliated debt and payables	—	5.6	99.9	293.4	34.6	(433.5)	—
Total liabilities	4,637.3	21,004.8	410.5	616.6	1,298.7	(433.4)	27,534.5
Total stockholders’ equity	596.7	1,548.7	102.9	72.4	1,534.3	(2,320.7)	1,534.3
Noncontrolling interests	463.1	333.7	—	11.9	7.7	—	816.4
Total permanent equity	1,059.8	1,882.4	102.9	84.3	1,542.0	(2,320.7)	2,350.7
Total liabilities and equity	$5,697.1	$22,887.2	$513.4	$700.9	$2,840.7	$(2,754.1)	$29,885.2

September 30, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,282.3	$—	$389.3	$42.3	$(248.0)	$16,465.9
Investment in subsidiaries and affiliates	—	62.0	—	—	2,012.9	(2,074.9)	—
Affiliated loans and receivables	—	150.1	—	0.9	—	(151.0)	—
Cash and cash equivalents	207.3	1,248.3	18.7	166.5	258.9	—	1,899.7
Receivables, net	546.9	—	22.2	1.2	41.0	—	611.3
Inventories, net	632.9	—	—	—	—	—	632.9
Accrued investment income	—	159.3	—	2.3	—	(0.4)	161.2
Reinsurance recoverable	—	2,363.7	—	—	—	—	2,363.7
Deferred tax assets	33.0	260.4	—	—	—	—	293.4
Properties, including oil and natural gas properties, net	412.5	7.0	572.6	0.7	0.5	—	993.3
Goodwill	1,476.7	—	—	—	—	—	1,476.7
Intangibles, including DAC and VOBA, net	2,163.2	565.9	—	—	—	—	2,729.1
Other assets	154.2	84.1	4.1	11.3	27.9	—	281.6
Total assets	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Liabilities and Equity:
Insurance reserves	$—	$18,895.9	$—	$—	$—	$—	$18,895.9
Debt	3,218.9	300.0	271.2	181.8	924.2	—	4,896.1
Accounts payable and other current liabilities	849.4	52.9	32.8	6.3	71.3	—	1,012.7
Equity conversion feature of preferred stock	—	—	—	—	330.8	—	330.8
Employee benefit obligations	96.6	—	—	—	3.0	—	99.6
Deferred tax liabilities	492.8	—	—	—	—	—	492.8
Other liabilities	28.9	640.2	25.4	23.3	0.2	—	718.0
Affiliated debt and payables	—	0.8	102.2	293.3	—	(396.3)	—
Total liabilities	4,686.6	19,889.8	431.6	504.7	1,329.5	(396.3)	26,445.9
Temporary equity	—	—	0.1	—	329.3	—	329.4
Total stockholders’ equity	531.0	1,293.3	185.9	67.8	724.7	(2,078.0)	724.7
Noncontrolling interests	409.1	—	—	(0.3)	—	—	408.8
Total permanent equity	940.1	1,293.3	185.9	67.5	724.7	(2,078.0)	1,133.5
Total liabilities and equity	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Nine months ended June 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$3,250.8	$—	$—	$—	$4.7	$—	$3,255.5
Oil and natural gas	—	—	112.3	—	—	—	112.3
Insurance premiums	—	42.0	—	—	—	—	42.0
Net investment income	—	602.9	—	25.6	—	(10.0)	618.5
Net investment gains	—	366.9	—	—	—	0.5	367.4
Insurance and investment product fees and other	—	54.9	—	—	—	—	54.9
Total revenues	3,250.8	1,066.7	112.3	25.6	4.7	(9.5)	4,450.6
Operating costs and expenses:
Cost of consumer products and other goods sold	2,092.9	—	—	—	3.5	—	2,096.4
Oil and natural gas direct operating costs	—	—	50.9	—	—	—	50.9
Benefits and other changes in policy reserves	—	696.3	—	—	—	—	696.3
Selling, acquisition, operating and general expenses	730.4	89.9	37.6	22.4	99.4	0.2	979.9
Impairment of oil and gas properties	—	—	81.0	—	—	—	81.0
Amortization of intangibles	61.2	60.3	—	—	—	—	121.5
Total operating costs and expenses	2,884.5	846.5	169.5	22.4	102.9	0.2	4,026.0
Operating income (loss)	366.3	220.2	(57.2)	3.2	(98.2)	(9.7)	424.6
Equity in net income (losses) of subsidiaries	—	(1.8)	—	—	159.8	(158.0)	—
Interest expense	(151.7)	(16.9)	(5.9)	—	(64.6)	—	(239.1)
Affiliated interest expense	—	0.2	(6.8)	(4.4)	(0.5)	11.5	—
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(12.7)	—	(12.7)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other expense, net	(4.4)	—	(12.4)	(0.7)	11.1	(4.1)	(10.5)
(Loss) income from continuing operations before income taxes	210.2	201.7	(82.3)	(1.9)	(4.6)	(160.3)	162.8
Income tax expense	43.8	35.2	—	(0.1)	—	(0.2)	78.7
Net income	166.4	166.5	(82.3)	(1.8)	(4.6)	(160.1)	84.1
Less: Net income (loss) attributable to noncontrolling interest	69.0	19.7	—	—	(0.6)	—	88.1
Net income (loss) attributable to controlling interest	97.4	146.8	(82.3)	(1.8)	(4.0)	(160.1)	(4.0)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	—	—	73.6	—	73.6
Net income (loss) attributable to common and participating preferred stockholders	$97.4	$146.8	$(82.3)	$(1.8)	$(77.6)	$(160.1)	$(77.6)

Nine months ended June 30, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$2,947.8	$—	$—	$—	$—	$—	$2,947.8
Oil and natural gas	—	—	54.5	—	—	—	54.5
Insurance premiums	—	46.9	—	—	—	—	46.9
Net investment income	—	522.8	—	20.8	—	(6.1)	537.5
Net investment gains	—	411.5	—	—	—	—	411.5
Insurance and investment product fees and other	—	44.4	—	—	—	—	44.4
Total revenues	2,947.8	1,025.6	54.5	20.8	—	(6.1)	4,042.6
Operating costs and expenses:
Cost of consumer products and other goods sold	1,954.0	—	—	—	—	—	1,954.0
Oil and natural gas operating costs	—	—	26.9	—	—	—	26.9
Benefits and other changes in policy reserves	—	431.7	—	—	—	—	431.7
Selling, acquisition, operating and general expenses	700.2	75.9	22.3	10.6	68.4	—	877.4
Amortization of intangibles	57.5	163.1	—	—	—	—	220.6
Total operating costs and expenses	2,711.7	670.7	49.2	10.6	68.4	—	3,510.6
Operating income	236.1	354.9	5.3	10.2	(68.4)	(6.1)	532.0
Equity in net income of subsidiaries	—	—	—	—	233.0	(233.0)	—
Interest expense	(191.8)	(5.9)	(2.8)	—	(102.2)	—	(302.7)
Affiliated interest expense	—	—	(3.4)	(2.7)	—	6.1	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	81.9	—	81.9
Other (expense) income, net	(7.9)	0.2	0.8	(0.9)	0.1	—	(7.7)
Income from continuing operations before income taxes	36.4	349.2	(0.1)	6.6	144.4	(233.0)	303.5
Income tax expense	54.9	112.1	—	0.2	—	—	167.2
Net income	(18.5)	237.1	(0.1)	6.4	144.4	(233.0)	136.3
Less: Net income attributable to noncontrolling interest	(8.5)	—	—	0.4	—	—	(8.1)
Net income attributable to controlling interest	(10.0)	237.1	(0.1)	6.0	144.4	(233.0)	144.4
Less: Preferred stock dividends, accretion and loss on conversion	—	—	—	—	36.3	—	36.3
Net income attributable to common and participating preferred stockholders	$(10.0)	$237.1	$(0.1)	$6.0	$108.1	$(233.0)	$108.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Harbinger Group Inc. ("HGI," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HGI which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 27, 2013 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-

looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and nine months ended June 30, 2014 as the "Fiscal 2014 Quarter" and the "Fiscal 2014 Nine Months", respectively, and the three and nine months ended June 30, 2013 as the "Fiscal 2013 Quarter" and the "Fiscal 2013 Nine Months," respectively.
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management (Salus Capital Partners, LLC, “Salus”, Five Island Asset Management, LLC, “FIAM”, which holds our interests in FIAM Capital Management, LLC ("Five Island"), Energy & Infrastructure Capital (“EIC”) and CorAmerica Capital, LLC ("CorAmerica")), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment in a joint venture (Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, "Compass", and formerly referred to as the "EXCO/HGI JV") with EXCO Resources, Inc. (“EXCO”) through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which includes FGL and Front Street; (iii) Energy, which includes Compass; and (iv) Asset Management, which includes Salus, Five Island, EIC and CorAmerica.
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
FGL’s profitability depends in large part upon the amount of assets under management, the ability to manage operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the investment spreads earned on contractholder fund balances. Managing net investment spreads (the difference between the net investment income FGL earns and the sum of the interest credited to policyholders and the cost of hedging FGL's risk on the policies) involves the ability to manage investment portfolios to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and the ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs.

Through Front Street and its Bermuda and Cayman-based life and annuity reinsurers, we seek to add value for cedants through a combination of experienced leadership and customized solutions. By partnering with cedants that have quantifiable risk profiles, Front Street anticipates the ability to manage risks and still maximize performance. Front Street implements a barbell asset management strategy that seeks to enhance investment yield as well as reduce risk and volatility.
Energy Segment
On February 14, 2013, EXCO and HGI formed Compass to own and operate conventional oil and natural gas properties. EXCO contributed to Compass its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. EXCO and HGI own an economic interest in Compass of 25.5% and 74.4%, respectively.
Compass’ primary business objective is to over time generate stable cash flows and grow its asset base through acquisitions from a variety of sources, including third parties, EXCO and HGI. Given the inherent decline in the production potential of its existing assets base, Compass also intends to pursue a variety of acquisitions, including long-life conventional oil and natural gas properties. Compass believes that this strategy will allow it to generate and to opportunistically add incremental cash flows.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset managers, Five Island, EIC and CorAmerica.
Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5.0 to $50.0 million with the ability to lead and agent larger transactions. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and Front Street as participants and funds committed by Salus’ collateralized loan obligation ("CLO") securitization. As of June 30, 2014, Salus, along with its co-lenders FGL and Front Street, have funded loans totaling $731.0 million aggregate principal amount outstanding on a consolidated basis. During the Fiscal 2014 Quarter, Salus closed on 1 transaction, representing approximately $17.5 million in total commitment.
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. Since inception through June 30, 2014, none of the loans in Salus' portfolio have been delinquent.
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

Highlights for the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months
Significant Transactions and Activity
During the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months, our most significant activity included the following:

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

Asset Management segment

•
Salus originated $17.5 million of new asset-backed loan commitments in the Fiscal 2014 Quarter. Salus, together with its affiliated co-lenders FGL and Front Street, had $724.3 million of loans outstanding as of June 30, 2014, net of allowance for credit losses of $6.7 million.

•	On April 3, 2014, EIC an investment manager specializing in direct lending to companies in the global energy and infrastructure sectors, and a subsidiary of FIAM, announced its launch.

•	In May 2014, FIAM acquired a 17% and controlling interest in CorAmerica, a commercial real estate investment firm.
Energy segment

•
Subsequent to a one year exemption to Rule 4-10(c)(4) of Regulation S-X granted by the SEC expiring, our Energy segment recorded impairments to its oil and natural gas properties of $81.0 million during the second fiscal 2014 quarter, based on the ceiling test limitation under full cost method of accounting. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date of Compass (amongst other things, market prices based on NYMEX futures) and the prices used in the ceiling test calculation (based on the simple average spot price for the trailing twelve month period). Compass did not recognize any further impairment under the ceiling test to its proved oil and natural gas properties for the three months ended June 30, 2014.

Corporate and Other segment

•
In January 2014, the Company issued $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022 (the "7.75% Notes"). The 7.75% Notes were priced at par plus accrued interest from January 21, 2014.

•
In May 2014, HGI exercised its option to convert all but one of its issued and outstanding Series A Participating Convertible Preferred Stock (“Series A Preferred Shares") and all of its issued and outstanding Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares", together with the Series A Preferred Shares, the "Preferred Stock") into common stock of the Company. The Company issued an aggregate of 59,133,819 shares of common stock pursuant to the conversion option, in exchange for 279,999 shares of Series A Preferred Shares, and 94,985 shares of Series A-2 Preferred Shares. The remaining Series A Preferred Shares will not be entitled to receive any dividends or distributions, and remains to preserve certain governance rights as set forth in the certificate of designation.

•
Also in May 2014, HGI commenced, and successfully completed, an offer (the “Exchange Offer”) to exchange $320.6 million of its outstanding Senior Secured Notes for up to $350.0 million aggregate principal amount of new 7.750% Senior Notes due 2022 ("Additional 7.75% Notes”). Concurrent with the Exchange Offer, HGI solicited the holders of its 7.875% Senior Secured Notes due 2019 (the “Senior Secured Notes”) to amend (the “Proposed Amendments”) the indenture governing the Senior Secured Notes (the “Secured Indenture”) to provide the Company with, among other things, greater flexibility to repurchase or redeem its outstanding common stock.

•
Lastly, also in May 2014, HGI acquired a controlling interest in Frederick's of Hollywood, Inc. ("FOH",) a retailer of women's apparel and related products under its proprietary Frederick's of Hollywood® brand.

Key financial highlights

•
Diluted net income attributable to common and participating preferred stockholders increased to $0.28 per diluted common share attributable to controlling interest ($0.28 basic) in the Fiscal 2014 Quarter, compared to diluted net income attributable to common and participating preferred stockholders of $0.25 per diluted common share attributable to controlling interest ($0.45 basic), in the Fiscal 2013 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $417.1 million (held at HGI and HGI Funding, LLC).

•
Our Consumer Products segment’s operating profit for the Fiscal 2014 Quarter increased $33.0 million, or 28.5%, to $148.7 million from $115.7 million for the Fiscal 2013 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $13.8 million, or 7.3%, to $202.3 million versus the Fiscal 2013 Quarter primarily due to higher sales of hardware and home improvement products, home and garden control products, and batteries and appliances. Adjusted EBITDA margin represented 17.9% of sales as compared to 17.3% in the Fiscal 2013 Quarter. See Non-GAAP measures below for more details.

•
Our Insurance segment’s operating income for the Fiscal 2014 Quarter increased $25.3 million, to $108.6 million from an operating income of $83.3 million for the Fiscal 2013 Quarter, primarily due to higher investment yields and favorable acquisition cost amortization in the Insurance segment. Our Insurance segment’s adjusted net income (“Insurance AOI”) increased by $20.9 million, or 118.8%, to $38.5 million versus $17.6 million for the Fiscal 2013 Quarter, primarily due to favorable mortality experience in the immediate annuity product line, favorable deferred acquisition cost amortization and the additional reserves recognized in the immediate annuity product line, and project related expenses that were incurred in the Fiscal 2013 Quarter.

•
Our Energy segment’s oil and natural gas revenues for the Fiscal 2014 Quarter decreased $0.2 million to $37.6 million. Operating income for the Fiscal 2014 Quarter was $8.6 million, an increase of $3.8 million from the Fiscal 2013 Quarter, that was mostly due to lower depletion costs in the Fiscal 2014 Quarter. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA-Energy") for the Fiscal 2014 Quarter was $15.3 million, a decrease of $0.8 million from the Fiscal 2013 Quarter. For the Fiscal 2014 Quarter, the Energy segment's production was 103 MBbl of oil, 125 MBbl of natural gas liquids and 5,240 Mmcf of natural gas, as compared to 119 MBbl of oil, 126 MBbl of natural gas liquids and 5,953 Mmcf of natural gas for the Fiscal 2013 Quarter.

•
Our Asset Management segment contributed approximately $11.3 million to our consolidated revenues for the Fiscal 2014 Quarter from the operations of Salus and Five Island together, gross of revenue from affiliated entities, an increase of $4.2 million over the Fiscal 2013 Quarter, primarily due to higher levels of average assets under management as compared to the Fiscal 2013 Quarter. The Asset Management segment's operating income for the Fiscal 2014 Quarter increased $0.7 million from the Fiscal 2013 Quarter to $3.1 million, resulting from the offset between the higher revenue previously discussed, and increased overhead to support growth.

•
Through the nine months ended June 30, 2014, we received dividends of approximately $85.1 million from our respective subsidiaries, including $49.1 million, $26.3 million and $9.7 million from FGL, Spectrum Brands and Compass, respectively, which does not give effect to the net impact from interest payments made by HGI on behalf of HGI's Energy segment with respect to certain intercompany notes. The FGL dividend of $49.1 million includes a special dividend of $43.0 million paid out of the proceeds from FGL's initial public offering in December 2013.

Results of Operations
Fiscal Quarter and Fiscal Nine Months Ended June 30, 2014 Compared to Fiscal Quarter and Fiscal Nine Months Ended June 30, 2013
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Revenues:
Consumer Products	$1,128.5	$1,089.8	$38.7	$3,250.8	$2,947.8	$303.0
Insurance	419.5	279.7	139.8	1,066.7	1,025.6	41.1
Energy	37.6	37.8	(0.2)	112.3	54.5	57.8
Asset Management	11.3	7.1	4.2	25.6	20.8	4.8
Intersegment elimination	(2.2)	(5.2)	3.0	(9.5)	(6.1)	(3.4)
Consolidated segment revenues	1,594.7	1,409.2	185.5	4,445.9	4,042.6	403.3
Corporate and Other	4.7	—	4.7	4.7	—	4.7
Total revenues	$1,599.4	$1,409.2	$190.2	$4,450.6	$4,042.6	$408.0

Operating income:
Consumer Products	$148.7	$115.7	$33.0	$366.3	$236.1	$130.2
Insurance	108.6	83.3	25.3	220.2	354.9	(134.7)
Energy	8.6	4.8	3.8	(57.2)	5.3	(62.5)
Asset Management	3.1	2.4	0.7	3.2	10.2	(7.0)
Intersegment elimination	(2.0)	(6.1)	4.1	(9.7)	(6.1)	(3.6)
Total segments	267.0	200.1	66.9	522.8	600.4	(77.6)
Corporate and Other	(37.9)	(17.5)	(20.4)	(98.2)	(68.4)	(29.8)
Consolidated operating income	229.1	182.6	46.5	424.6	532.0	(107.4)
Interest expense	(77.9)	(83.9)	6.0	(239.1)	(302.7)	63.6
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	38.0	52.6	(14.6)	(12.7)	81.9	(94.6)
Gain on contingent purchase price reduction	—	—	—	0.5	—	0.5
Other income (expense), net	6.0	4.2	1.8	(10.5)	(7.7)	(2.8)
Consolidated income from continuing operations before income taxes	195.2	155.5	39.7	162.8	303.5	(140.7)
Income tax expense	53.7	36.8	16.9	78.7	167.2	(88.5)
Net income	141.5	118.7	22.8	84.1	136.3	(52.2)
Less: Net income (loss) attributable to noncontrolling interest	43.2	15.1	28.1	88.1	(8.1)	96.2
Net income (loss) attributable to controlling interest	98.3	103.6	(5.3)	(4.0)	144.4	(148.4)
Less: Preferred stock dividends, accretion and loss on conversion	49.3	12.0	37.3	73.6	36.3	37.3
Net income (loss) attributable to common and participating preferred stockholders	$49.0	$91.6	$(42.6)	$(77.6)	$108.1	$(185.7)

Revenues. Revenues for the Fiscal 2014 Quarter increased $190.2 million, or 13.5%, to $1,599.4 million from $1,409.2 million for the Fiscal 2013 Quarter. The increase was primarily driven by higher unrealized gains on derivative instruments and realized gains on available-for-sale securities, and higher sales of hardware and home improvement products, home and garden control products and consumer batteries in our Consumer Products segment.

Revenues for the Fiscal 2014 Nine Months increased $408.0 million, or 10.1%, to $4,450.6 million from $4,042.6 million for the Fiscal 2013 Nine Months. The increase was primarily driven by the full period effect of the acquisition of the hardware and home improvement product line and higher sales of home and garden control products and consumer batteries in our Consumer Products segment during the Fiscal 2013 Nine Months, the full period impact of our acquisition of an equity interest in an oil and gas joint venture, Compass, in February 2013 and an increase in investment income and gains resulting from the deployment of cash in our Insurance segment, offset by lower realized investment gains and losses in our Insurance segment resulting from the completion of portfolio repositioning trading activity in the Fiscal 2013 Nine Months which had generated higher realized investment gains.

Consolidated operating income. Consolidated operating income for the Fiscal 2014 Quarter increased $46.5 million, or 25.5%, to $229.1 million from $182.6 million for the Fiscal 2013 Quarter. The increase is primarily due to our Consumer Products and Insurance segments as compared to the Fiscal 2013 Quarter. These increases resulted from, respectively, higher gross margins and cost savings in the Consumer Products segment, and higher investment yields and lower acquisition cost amortization in the Insurance segment, offset in part by higher corporate expenses primarily due to higher performance-based bonus expense, higher stock-based compensation expense and additional estimated legal contingency reserves.

Consolidated operating income for the Fiscal 2014 Nine Months decreased $107.4 million, or 20.2%, to $424.6 million from $532.0 million for the Fiscal 2013 Nine Months. The decrease is primarily due to lower operating income originating from our Insurance segment as a result of the conclusion of the Fiscal 2013 portfolio repositioning that had resulted in higher realized investment gains in the Fiscal 2013 Nine Months, the recognition of an $81.0 million ceiling-test impairment in our Energy segment, and higher corporate expenses primarily due to higher stock based compensation expense amortization. These decreases in operating income were offset in part by our Consumer Products segment as a result of the full period impact of the hardware and home improvement acquisition in December 2013, and an overall decrease in acquisition and integration related charges.
Interest Expense. Interest expense decreased $6.0 million to $77.9 million for the Fiscal 2014 Quarter from $83.9 million for the Fiscal 2013 Quarter. The decrease is primarily due to refinancing to lower rate debt during Fiscal 2013, offset in part by higher overall debt levels at the Corporate and Other segment.
Interest expense decreased $63.6 million to $239.1 million for the Fiscal 2014 Nine Months from $302.7 million for the Fiscal 2013 Nine Months. The decrease is primarily due to (i) the non-recurrence of penalties, fees and deferred financing fee write-offs incurred in the Fiscal 2013 Nine Months relating to the debt refinancing and costs incurred by Spectrum Brands associated with the financing of the Hardware Acquisition; and (ii) refinancing to lower interest rate debt during the course of Fiscal 2013.
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock. The gain from the change in the fair value of the equity conversion feature of the preferred stock of $38.0 million for the Fiscal 2014 Quarter was principally due to a decrease in the market price of our common stock from $12.23 to $11.69 per share during the Fiscal 2014 Quarter through the date of the conversion of our Preferred Stock on May 15, 2014. During the Fiscal 2013 Quarter the gain from the change in the fair value of the equity conversion feature of the preferred stock of $52.6 million was principally due to a decrease in the market price of our common stock from $8.26 to $7.54 per share during the Fiscal 2013 Quarter.
The loss from the change in the fair value of the equity conversion feature of the preferred stock of $12.7 million for the Fiscal 2014 Nine Months was principally due to an increase in the market price of our common stock from $10.37 to $11.69 per share during the Fiscal 2014 Nine Months through the date of the conversion of our Preferred Stock on May 15, 2014. During the Fiscal 2013 Nine Months the gain from the change in the fair value of the equity conversion feature of the preferred stock of $81.9 million was principally due to a decrease in the market price of our common stock from $8.43 to $7.54 per share during the Fiscal 2013 Nine Months.
Other income (expense), net. Other income (expense), net decreased $1.8 million to $6.0 million for the Fiscal 2014 Quarter from $4.2 million for the Fiscal 2013 Nine Months. The decrease is primarily due to oil and natural gas derivative losses incurred as a result of rising oil and natural gas prices.
Other expense, net increased $2.8 million to $10.5 million for the Fiscal 2014 Nine Months from $7.7 million for the Fiscal 2013 Nine Months. The increase resulted from an increase in foreign exchange losses arising from foreign exchange losses on certain foreign exchange denominated asset-based loans, and unrealized losses on oil and natural gas derivatives. Partially offsetting these increases was a decrease in unrealized losses on HGI Funding's investment portfolio, as compared to the Fiscal 2013 Nine Months.

Income Taxes. For the Fiscal 2014 Quarter and Fiscal 2014 Nine Months our effective tax rates were 27.5% and 48.3%, respectively. They differ from the U.S. Federal statutory rate of 35% primarily due to: (i) the profitability of FGL’s life insurance business; (ii) net operating losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles. Partially offsetting these factors in the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, was the release of U.S. valuation allowances totaling $35.0 million on deferred tax assets that FGL has determined are more-likely-than-not-realizable due to viable tax planning strategies.
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
For the Fiscal 2014 Nine Months, Spectrum Brands generated domestic pretax profits and expects to generate domestic pretax profits during the remainder of Fiscal 2014. Should Spectrum Brands continue to generate domestic pretax profits for Fiscal 2014 and in subsequent periods, there is a reasonable possibility that a portion of the domestic valuation allowance of $316.0 million could be released in the next twelve to twenty-four months.
For the Fiscal 2013 Quarter and Fiscal 2013 Nine Months, our effective tax rate of 23.7% and 55.1%, respectively, were negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) pre-tax losses in the United States and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles, resulting deferred tax liabilities are not a source of income for the realization of deferred tax assets; therefore, this causes higher valuation allowances. Partially offsetting these factors in the Fiscal 2013 Nine Months were: (i) the release of U.S. valuation allowances totaling $49.3 million on deferred tax assets that Spectrum Brands determined are more-likely-than-not realizable as a result of an acquisition and (ii) $81.9 million of non-taxable income resulting from a decrease in the fair value of the equity conversion feature of preferred stock.
Spectrum Brands’ management decided to not permanently reinvest earnings for the fiscal year ended September 30, 2012, and prospectively. Remitted foreign earnings will be used by Spectrum Brands to prepay its U.S. debt, repurchase shares and fund U.S. acquisitions and ongoing U.S. operational cash flow requirements. As a result of the valuation allowance recorded against Spectrum Brands’ U.S. net deferred tax assets, including net operating loss carryforwards, Spectrum Brands does not expect to incur incremental U.S. tax expense on expected future repatriations of foreign earnings. For the fiscal year ended September 30, 2014, we expect to accrue less than $2.0 million of additional foreign tax expense from non-U.S. withholding and other taxes expected to be incurred as a result of the repatriation of current foreign earnings.
During the Fiscal 2014 Nine Months, Spectrum Brands estimated and recorded a $178.7 million reduction of its U.S. net operating loss carryforwards as a result of actual and deemed repatriations of foreign earnings. Due to full valuation allowances on the Spectrum Brands’ U.S. net operating loss carryforwards, there was no material impact on Spectrum Brands’ quarterly or projected annual income tax expense.
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HGI.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consisted of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion; (iii) accretion of the carrying value of our preferred stock, which was discounted by the bifurcated equity conversion feature and issuance costs; and (iv) any gain or loss realized upon the conversion of the preferred stock.
For purposes of determining the preferred stock non-cash principal accretion amount, we calculated the value of HGI’s net assets (the “Preferred Stock NAV”) in accordance with terms of the certificates of designation of the preferred stock. In accordance with the certificates of designation, we were required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The Preferred Stock NAV as of March 31, 2014, calculated in accordance with the certificates of designation, was approximately $2.8 billion. This calculation resulted in no quarterly non-cash accretion for the Fiscal 2014 and 2013 Quarters.

As was noted above, on May 15, 2014, the Company elected to exercise its option to convert all but one share of the remaining outstanding preferred stock into shares of its common stock. Upon converting the outstanding preferred stock, the Company recognized a loss of $43.9 million.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Net consumer and other product sales	$1,128.5	$1,089.8	$38.7	$3,250.8	$2,947.8	$303.0
Cost of consumer products and other goods sold	711.5	707.0	4.5	2,092.9	1,954.0	138.9
Consumer products gross profit	417.0	382.8	34.2	1,157.9	993.8	164.1
Selling, acquisition, operating and general expenses	247.8	246.8	1.0	730.4	700.2	30.2
Amortization of intangibles	20.5	20.3	0.2	61.2	57.5	3.7
Operating income - Consumer Products segment	$148.7	$115.7	$33.0	$366.3	$236.1	$130.2
Revenues. Net consumer products sales for the Fiscal 2014 Quarter increased $38.7 million, or 3.6%, to $1,128.5 million from $1,089.8 million for the Fiscal 2013 Quarter. The increase in net consumer product sales in the Fiscal 2014 Quarter is primarily due to higher sales of hardware and home improvement products, home and garden control products and consumer batteries. Increased sales of hardware and home improvement products were primarily attributable to the residential security category as a result of strong retail positioning in North America and continued strong housing market in non-retail channels. Also contributing to the sales growth were increases in plumbing and hardware products in the HHI product line. Gains in home and garden control products were due to an increase in repellent products sales driven by market share gains and favorable weather, coupled with an increase in repellent sales related to the acquisition of Liquid Fence. Additionally, household insect control product sales increased due to distribution gains at key retailers. The growth in consumer battery sales was driven by increases lighting category growth in Brazil and distribution gains throughout Central America. Additionally, consumer battery sales in North America and Europe increased due to retailer distribution gains and successful promotional activity. These increases in sales were offset in part by decreases in sales in Spectrum Brands' pet supplies and small appliance product lines. Revenue from the pet supplies product line was negatively impacted by decreased sales in aquatics driven by lower kit and equipment sales in North America and aquatic foods internationally, coupled with a one-time negative impact from product registration costs in Russia. Small appliance revenue was negatively impacted by the exit of low-margin promotions that occurred during the Fiscal 2013 Quarter.
Net consumer products sales for the Fiscal 2014 Nine Months increased $303.0 million, or 10.3%, to $3,250.8 million from $2,947.8 million for the Fiscal 2013 Nine Months. The increase in net consumer product sales in the Fiscal 2014 Nine Months is primarily due to the full period effect of the inclusion of sales from Spectrum Brands' hardware and home improvement product line acquisition that occurred in the Fiscal 2013 Nine Months and increases in sales of Spectrum Brands' home and garden control, consumer batteries and electric personal care products. On a proforma basis, assuming the acquisition had occurred at the beginning of the Fiscal 2013 Nine Months, hardware and home improvement sales increased $84.5 million to $852.2 million in the Fiscal 2014 Nine Months. These increases in sales were offset in part by decreases in sales in Spectrum Brands' pet supplies and small appliance product lines, as well as foreign exchange impacts. Revenue from the pet supplies product line declined primarily due to the factors discussed above for the Fiscal 2014 Quarter coupled with retailer inventory reductions in the first quarter of Fiscal 2014, adverse weather in North America which negatively affected retail store traffic during the second quarter of Fiscal 2014 and the non-recurrence of companion animal promotions that occurred in the first quarter of Fiscal 2013. Small appliance revenue was negatively impacted by the exit of low-margin promotions that occurred during the Fiscal 2013 Quarter.

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
Product line net sales	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Hardware and home improvement products	$306.9	$285.2	$21.7	$852.2	$575.9	$276.3
Consumer batteries	213.4	207.4	6.0	689.2	678.1	11.1
Small appliances	163.9	168.7	(4.8)	533.2	543.4	(10.2)
Pet supplies	152.2	156.4	(4.2)	440.7	456.6	(15.9)
Electric personal care products	54.2	53.7	0.5	203.7	196.7	7.0
Home and garden control products	174.6	156.6	18.0	322.9	289.1	33.8
Electric shaving and grooming products	63.3	61.8	1.5	208.9	208.0	0.9
Total net sales to external customers	$1,128.5	$1,089.8	$38.7	$3,250.8	$2,947.8	$303.0
Cost of consumer products and other goods sold / Consumer products gross profit. Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2014 Quarter was $417.0 million compared to $382.8 million for the Fiscal 2013 Quarter. The increase in gross profit was primarily attributable to an increase in sales, particularly the shift towards higher margin sales and continuing cost improvements. Gross profit margin for the Fiscal 2014 Quarter increased to 37.0% from 35.1% in the Fiscal 2013 Quarter.
Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2014 Nine Months was $1,157.9 million compared to $993.8 million for the Fiscal 2013 Nine Months. The increase in gross profit was driven by the full period effect of the inclusion of the hardware and home improvement product line acquisition which contributed $141.0 million in gross profit. Gross profit margin for the Fiscal 2014 Nine Months increased to 35.6% from 33.7% in the Fiscal 2013 Nine Months. The increase in gross profit margin was driven by the non-recurrence of a $31.0 million increase to cost of goods sold due to the sale of inventory that occurred during the Fiscal 2013 Nine Months which was revalued in connection with Spectrum Brands' hardware and home improvement product line acquisition.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $1.0 million, or 0.4%, to $247.8 million for the Fiscal 2014 Quarter, from $246.8 million for the Fiscal 2013 Quarter, which was principally due to increased costs to facilitate the increase in net sales coupled with increase compensation expenses related to Spectrum Brands' bonus plans. These increases were partially offset by decreases in restructuring and related charges as well as acquisition and integration related charges.
Selling, acquisition, operating and general expenses increased by $30.2 million, or 4.3%, to $730.4 million for the Fiscal 2014 Nine Months, from $700.2 million for the Fiscal 2013 Nine Months principally due to Spectrum Brands' hardware and home improvement product line acquisition which accounted for an increase of $60.0 million in operating expenses, tempered by a $26.0 million decrease in acquisition and integration related charges.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles increased $0.2 million, or 1.0%, to $20.5 million from $20.3 million for the Fiscal 2013 Quarter. For the Fiscal 2014 Nine Months, amortization of intangibles increased $3.7 million, or 6.4%, to $61.2 million from $57.5 million for the Fiscal 2013 Nine Months. These increases were primarily due to the increase in amortization of intangibles acquired as part of the hardware and home improvement acquisition in Fiscal 2013.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Insurance premiums	$13.3	$19.0	$(5.7)	$42.0	$46.9	$(4.9)
Net investment income	202.3	186.3	16.0	602.9	522.8	80.1
Net investment gains	184.1	58.3	125.8	366.9	411.5	(44.6)
Insurance and investment product fees and other	19.8	16.1	3.7	54.9	44.4	10.5
Total Insurance segment revenues	419.5	279.7	139.8	1,066.7	1,025.6	41.1
Benefits and other changes in policy reserves	265.1	107.2	157.9	696.3	431.7	264.6
Acquisition, operating and general expenses, net of deferrals	25.6	24.5	1.1	89.9	75.9	14.0
Amortization of intangibles	20.2	64.7	(44.5)	60.3	163.1	(102.8)
Total Insurance segment operating costs and expenses	310.9	196.4	114.5	846.5	670.7	175.8
Operating income - Insurance segment	$108.6	$83.3	$25.3	$220.2	$354.9	$(134.7)
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
For the Fiscal 2014 Quarter, premiums decreased $5.7 million, or 30.0% to $13.3 million from $19.0 million for the Fiscal 2013 Quarter. For the Fiscal 2014 Nine Months, premiums decreased $4.9 million, or 10.4%, to $42.0 million from $46.9 million for the Fiscal 2013 Nine Months. The decrease in premiums for quarter over quarter and year over year is primarily due to the rescission of the coinsurance agreement with Wilton Re covering Home Certain disability income riders during the Fiscal 2013 Quarter which resulted in a decrease in ceded premiums of approximately $4.5 million.
Net investment income. For the Fiscal 2014 Quarter, net investment income increased $16.0 million, or 8.6% to $202.3 million from $186.3 million for the Fiscal 2013 Quarter. During the fourth fiscal quarter of 2013, FGL identified opportunities to sell investments in gain positions and invested these proceeds into higher yielding assets during the first half of Fiscal 2014 Year. This resulted in an earned yield of 4.6% during the Fiscal 2014 Quarter compared to 4.4% during the Fiscal 2013 Quarter.
For the Fiscal 2014 Nine Months, net investment income increased $80.1 million, or 15.3%, to $602.9 million from $522.8 million for the Fiscal 2013 Nine Months. The Fiscal 2013 Nine Months investment income was impacted by FGL's decision in the first fiscal quarter of 2013 to be defensive with its investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to its liabilities. In addition, FGL sold investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the first fiscal quarter of 2013. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. FGL began reinvesting the sales proceeds in September 2013 and FGL continued its reinvestment strategy into the first fiscal quarter of 2014. As a result, FGL saw a substantial increase in earned yield during the first half of fiscal 2014. FGL's reinvestment strategy resulted in a decrease in average cash and short-term investments from $1,757.5 million during the Fiscal 2013 Nine Months to $1,057.0 million during the Fiscal 2014 Nine Months. Furthermore, FGL reinvested the excess cash and short-term investments into higher yielding assets which resulted in an earned yield of 4.6% during the Fiscal 2014 Nine Months compared to 4.2% during the Fiscal 2013 Nine Months.
Average invested assets (on an amortized cost basis) were $17.7 billion and $16.8 billion, and the yield earned on average invested assets was 4.6% and 4.4% (annualized) for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter,

respectively, compared to interest credited and option costs of 2.8% and 2.9% (annualized), for each period, respectively.
Average invested assets (on an amortized cost basis) were $17.4 billion and $16.6 billion, and the yield earned on average invested assets was 4.6% and 4.2% (annualized) for the Fiscal 2014 Nine Months and the Fiscal 2013 Nine Months, respectively, compared to interest credited and option costs of 2.9% and 3.0% (annualized), for each period, respectively.
The Insurance Segment’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Nine Months
	2014	2013	2014	2013
Yield on average invested assets (at amortized cost)	4.6%	4.4%	4.6%	4.2%
Less: Interest credited and option cost	2.8%	2.9%	2.9%	3.0%
Net investment spread	1.8%	1.5%	1.7%	1.2%

The net investment spread for the Fiscal 2014 Quarter and Fiscal 2014 Nine Months was 0.3% higher and 0.5% higher than for the Fiscal 2013 Quarter and Fiscal 2013 Nine Months, respectively due to the re-investment strategy discussed above which resulted in a decrease in excess liquidity held in low yielding cash and short-term investments and an increase in yield earned and net investment income.
Net investment gains. For the Fiscal 2014 Quarter the Insurance Segment had net investment gains of $184.1 million compared to net investment gains of $58.3 million for the Fiscal 2013 Quarter. The period over period increase of $125.8 million is primarily due to a increase in net realized and unrealized gains on futures contracts and call options of $81.6 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based. FGL utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in their hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 4.7% and 2.4% during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date). Included in the net realized and unrealized gains on futures contracts and call options in the Fiscal 2013 Quarter was an unrealized loss of $31.0 million, primarily due to the expiration of in-the-money options during that quarter that were in an unrealized gain position as of March 31, 2013.
Also contributing to the quarter over quarter increase were net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Quarter of $77.4 million, compared to net investment gains of $38.5 million for the Fiscal 2013 Quarter. The $38.9 million increase period over period is primarily due to FGL’s Tax Planning Strategy adopted during the second fiscal quarter of 2014. The strategy involves repositioning a portion of the investment portfolio to trigger net unrealized built-in gains ("NUBIG") securities which will allow for the utilization of capital loss carry forwards.
For the Fiscal 2014 Nine Months, the Insurance Segment had net investment gains of $366.9 million compared to net investment gains of $411.5 million for the Fiscal 2013 Nine Months. The period over period decrease of $44.6 million is primarily due to $105.9 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Nine Months, compared to net investment gains of $285.0 million for the Fiscal 2013 Nine Months. The $179.1 million decrease period over period is primarily due to FGL's portfolio repositioning trading activity during the Fiscal 2013 Nine Months in which FGL sold certain investments during the first quarter of fiscal 2013 that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains.
Partially offsetting this decrease was an increase in net realized and unrealized gains on futures contracts and call options of $124.9 million for the Fiscal 2013 Nine Months primarily resulting from the performance of the indices upon which the call options and futures contracts are based. The S&P 500 index increased 16.6% and 11.5% during the Fiscal 2014 Nine Months and the Fiscal 2013 Nine Months, respectively (such percentage changes noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect a change for each option buy date).

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Call options:
Gain on option expiration	$51.9	$47.5	$4.4	$152.0	$87.5	$64.5
Change in unrealized gain (loss)	39.2	(31.0)	70.2	74.6	26.6	48.0
Futures contracts:
Gain (loss) on futures contracts expiration	10.7	6.6	4.1	21.2	11.8	9.4
Change in unrealized gain (loss)	(0.2)	(3.1)	2.9	3.7	0.7	3.0
	$101.6	$20.0	$81.6	$251.5	$126.6	$124.9
The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Nine Months
	2014	2013	2014	2013
S&P 500 Index:
Point-to-point strategy	4.6%	4.7%	4.8%	5.4%
Monthly average strategy	4.8%	4.1%	5.0%	4.9%
Monthly point-to-point strategy	5.4%	5.7%	6.5%	4.3%
3 Year high water mark	21.3%	20.3%	20.7%	23.7%
For the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, the average credit to contractholders from index credits during the period was 5.1% and 5.6%, respectively compared to 5.1% and 5.0% for the Fiscal 2013 Quarter and Fiscal 2013 Nine Months, respectively. The credits for the Fiscal 2014 Quarter and Fiscal 2014 Nine Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2013 Quarter and Fiscal 2013 Nine Months compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $3.7 million, or 23.0% to $19.8 million for the Fiscal 2014 Quarter from $16.1 million for the Fiscal 2013 Quarter and $10.5 million, or 23.6% to $54.9 million, for the Fiscal 2014 Nine Months from $44.4 million for the Fiscal 2013 Nine Months. These increases are primarily due to the growth in sales of FGL's indexed individual life ("IUL") and FIA products and the associated product fees associated with them over the past year.
Benefits and other changes in policy reserves. For the Fiscal 2014 Quarter, benefits and other changes in policy reserves increased $157.9 million, or 147.3%, to $265.1 million, from $107.2 million for the Fiscal 2013 Quarter principally due to the FIA market value liability which increased $52.0 million during the Fiscal 2014 Quarter compared to a $44.8 million decrease during the Fiscal 2013 Quarter. The FIA market value liability is directly correlated with the change in market value of the derivative assets hedging FGL's FIA policies. Accordingly, the period over period increase of $96.8 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's derivative assets quarter over quarter). Also contributing to the increase in benefits and other changes in policy reserves was the FIA present value of future credits and guarantee liability change, which increased $5.9 million during the Fiscal 2014 Quarter compared to a $73.0 million decrease during the Fiscal 2013 Quarter. The period over period increase of $78.9 million was primarily driven by a the change in risk free rates during the respective quarters. During the Fiscal 2014 Quarter a decrease in risk free rates increased reserves by $22.2 million compared to an increase in risk free rates in the Fiscal 2013 Quarter and corresponding decrease in reserves of $60.5 million.

Partially offsetting the quarter over quarter increases above was a quarter over quarter decrease in immediate annuity policy reserves of $23.7 million primarily due to mortality experience. Upon a death, FGL releases the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. To the extent the actual deaths in the period are higher than expected, additional reserves will be released.
For the Fiscal 2014 Nine Months, benefits and other changes in policy reserves increased $264.6 million, or 61.3%, to $696.3 million, from $431.7 million for the Fiscal 2013 Nine Months principally due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in the FIA market value liability. The FIA present value of future credits and guarantee liability change decreased $16.9 million during the Fiscal 2014 Nine Months compared to a $131.7 million decrease during the Fiscal 2013 Nine Months. The period over period increase of $114.8 million was primarily driven by a greater increase in risk free rates during the Fiscal 2013 Nine Months, which reduced reserves by $99.3 million compared to a decrease in rates and corresponding reserve increase of $12.7 million during the Fiscal 2014 Nine Months. Also contributing to the increase in benefits and other changes in policy reserves was the FIA market value liability which increased $84.7 million period over period. As discussed above, this change is primarily due to the market value of the derivative assets hedging FGL's FIA policies (see the net investment gain discussion above for details on the change in market value of FGL's derivative assets period over period). Lastly, index credits, interest credited and bonuses increased by $67.3 million period over period primarily due to increased sales of new FIA and deferred annuity policies during the past year.
Below is a summary of the major components included in benefits and other changes in policy reserves for the Fiscal 2014 and 2013 Quarters, and the Fiscal 2014 and 2013 Nine Months (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
FIA market value option liability	$52.0	$(44.8)	$96.8	$102.0	$17.3	$84.7
FIA present value future credits & guarantee liability change	5.9	(73.0)	78.9	(16.9)	(131.7)	114.8
Index credits, interest credited & bonuses	170.0	160.6	9.4	488.8	421.5	67.3
Annuity Payments	52.2	56.4	(4.2)	159.3	167.7	(8.4)
Other policy benefits and reserve movements	(15.0)	8.0	(23.0)	(36.9)	(43.1)	6.2
Total benefits and other changes in policy reserves	$265.1	$107.2	$157.9	$696.3	$431.7	$264.6
Acquisition, operating and general expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, increased $1.1 million, or 4.5%, to $25.6 million for the Fiscal 2014 Quarter, from $24.5 million for the Fiscal 2013 Quarter. The quarter over quarter increase was principally due to a $1.2 million change of tax fees due to additional guarantee fund expenses related to Executive Life of NY included in the Fiscal 2013 Quarter which went into formal liquidation during the quarter.
Acquisition, and operating expenses, net of deferrals, increased $14.0 million, or 18.4%, to $89.9 million for the Fiscal 2014 Nine Months, from $75.9 million for the Fiscal 2013 Nine Months. The period over period increases were principally due to an increase in stock compensation expense as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with FGL's initial public offering. Additionally, the stock compensation expense related to the 2011 and 2012 Fidelity & Guaranty Life Holdings, Inc. ("FGH") Plans increased as a result of the appreciation of FGL's share price since the initial public offering.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles decreased $44.5 million, or 68.8%, to $20.2 million from $64.7 million for the Fiscal 2013 Quarter. For the Fiscal 2014 Nine Months, amortization of intangibles decreased $102.8 million, or 63.0%, to $60.3 million from $163.1 million for the Fiscal 2013 Nine Months. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decreases were primarily due to lower gross margins on FGL's FIA products during the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively. The decrease in the margins for both periods was primarily due to the increase in the FIA present value of future credits and guarantee liability discussed above. Additionally, the decrease in trading gains on the available-for-sale portfolio, as discussed above, contributed to lower gross margins during the Fiscal 2014 Nine Months.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment for the Fiscal 2014 Quarter, Fiscal 2013 Quarter, Fiscal 2014 Nine Months and for the Fiscal 2013 Nine Months (representing the period from inception to June 30, 2013) (in millions):

	Fiscal 2014 Quarter	Fiscal 2013 Quarter	Increase / (Decrease)	Fiscal 2014 Nine Months	Fiscal 2013 Nine Months	Increase / (Decrease)
Oil and natural gas revenues	$37.6	$37.8	$(0.2)	$112.3	$54.5	$57.8
Oil and natural gas direct operating costs	17.7	18.1	(0.4)	50.9	26.9	24.0
Oil and natural gas operating margin	19.9	19.7	0.2	61.4	27.6	33.8
Acquisition, operating and general expenses, net of deferrals	11.3	14.9	(3.6)	37.6	22.3	15.3
Impairment of oil and natural gas properties	—	—	—	81.0	—	81.0
Operating income (loss) - Energy segment	$8.6	$4.8	$3.8	$(57.2)	$5.3	$(62.5)
Oil and natural gas production, revenues, and prices. Oil and natural gas revenues for the Fiscal 2014 Quarter decreased by $0.2 million, or 0.5%, as compared with the Fiscal 2013 Quarter primarily due to decreased production resulting from natural production declines, largely offset by an increase in oil and natural gas prices. The Energy segment’s average sales price for the Fiscal 2014 Quarter increased $4.07, or 4.5%, per Bbl of oil, $7.26, or 21.4%, per Bbl of natural gas liquids, and $0.50, or 13.1% per Mcf of natural gas as compared with the Fiscal 2013 Quarter. The Energy segment's average sales price for natural gas during the Fiscal 2014 Quarter was positively impacted by higher demand due to lower than average temperatures during the winter season which resulted in significantly lower storage levels compared to recent historical averages. The production during the Fiscal 2014 Quarter consisted of 5.2 Bcfe from the East Texas/North Louisiana region and 1.4 Bcfe from the Permian Basin compared with 5.8 Bcfe from East Texas/North Louisiana region and 1.6 Bcfe from the Permian Basin for the Fiscal 2013 Quarter. The Energy segment’s developmental activities in the Permian Basin during the quarter included 1 well turned-to-sales for the Fiscal 2014 Quarter and 7 wells turned-to-sales for the Fiscal 2013 Quarter.
Oil and natural gas revenues were $112.3 million for the Fiscal 2014 Nine Months. The Energy segment’s average sales price was $93.62 per Bbl of oil, $44.72 per Bbl of natural gas liquids, and $4.24 per Mcf of natural gas for the Fiscal 2014 Nine Months. The Energy segment's average sales price for natural gas during the Fiscal 2014 Nine Months was positively impacted by higher demand due to lower than average temperatures during the winter season which resulted in significantly lower storage levels compared to recent historical averages. The Energy segment’s developmental activities in the Permian Basin resulted in 7 wells turned-to-sales for the Fiscal 2014 Nine Months. The production during the period consisted of 15.4 Bcfe from the East Texas/North Louisiana region and 4.4 Bcfe from the Permian Basin.
Oil and natural gas revenues were $54.5 million for the period from inception to June 30, 2013. The Energy segment’s average sales price was $89.68 per Bbl of oil, $35.16 per Bbl of natural gas liquids, and $3.70 per Mcf of natural gas for the period from inception to June 30, 2013. The Energy segment’s developmental activities in the Permian Basin resulted in 10 wells-turned-to-sales for the period from inception to June 30, 2013. The production during the period consisted of 8.6 Bcfe from the East Texas/North Louisiana region and 2.3 Bcfe from the Permian Basin.
The average daily production for the Fiscal 2014 Quarter decreased to 73 Mmcfe per day from 82 Mmcfe per day for the Fiscal 2013 Quarter. The average daily production for the Fiscal 2014 Nine Months decreased to 73 Mmcfe per day from 80 Mmcfe per day from inception to June 30, 2013. The decrease is primarily attributable to normal production declines in excess of the production added from the Energy segment's drilling program.
Direct operating costs and expenses. Direct operating costs and expenses consist of oil and natural gas operating costs, gathering and transportation expenses, and production and ad valorem taxes. The Energy segment’s oil and natural gas operating costs for the Fiscal 2014 Quarter decreased by $0.5 million, or 4.4% as compared to the Fiscal 2013 Quarter. The decrease was primarily due to the implementation of numerous cost savings initiatives, including reducing the energy segment's salt-water disposal costs and modifying its chemical treating programs. On a per Mcfe basis, oil and natural gas operating costs increased from $1.53 per Mcfe for the Fiscal 2013 Quarter to $1.65 per Mcfe for the Fiscal 2014 Quarter. Increase on a Mcfe basis was primarily due to lower volumes in relation to fixed operating costs. Oil and natural gas operating costs were $31.3 million, or $1.58 per Mcfe, and

$16.8 million, or $1.55 per Mcfe for the Fiscal 2014 Nine Months and for the period from inception to June 30, 2013, respectively. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. The decrease for both the Fiscal 2014 Quarter and Fiscal 2014 Nine Months from comparable periods in prior year was due to the implementation of numerous cost savings initiatives, including reducing the Energy segment's salt-water disposal costs and modifying its chemical treating programs.
Gathering and transportation expenses for the Fiscal 2014 Quarter increased by $0.6 million as compared with the Fiscal 2013 Quarter. On a per Mcfe basis, gathering and transportation expenses increased from $0.36 per Mcfe for the Fiscal 2013 Quarter to $0.50 per Mcfe for the Fiscal 2014 Quarter. Gathering and transportation costs were $9.9 million, or $0.50 per Mcfe, and $4.0 million, or $0.37 per Mcfe, for the Fiscal 2014 Nine Months and the period from inception to June 30, 2013, respectively. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses. The increase for both the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months from comparable periods in prior year was primarily due to changes in the gathering systems utilized for a portion of the production in the East Texas/North Louisiana region. The changes to these gathering systems resulted in higher realized prices received from the purchaser included within the Energy segment's revenues as well as higher gathering and transportation costs.
Production and ad valorem taxes for the Fiscal 2014 Quarter decreased by $0.5 million, or 12.5%, as compared with the Fiscal 2013 Quarter. On a per Mcfe basis, production and ad valorem taxes decreased from $0.54 per Mcfe for the Fiscal 2013 Quarter to $0.53 per Mcfe for the Fiscal 2014 Quarter. The decrease was primarily due to lower production volumes and the decrease in the state of Louisiana severance tax rate, which decreased in July 2013 from $0.15 per Mcf to $0.12 per Mcf. For the Fiscal 2014 Nine Months and the period from inception to June 30, 2013, production and ad valorem taxes were $9.7 million, or $0.49 per Mcfe and $6.0 million, or $0.55 per Mcfe, respectively. The reduction in the severance tax rate was primarily due to the decrease in the state of Louisiana severance tax rate. In July 2014, the state of Louisiana increased its tax rate to $0.16 per Mcf.
Acquisition, operating and general expenses, net of deferrals. The Energy segment's general and administrative expense for the Fiscal 2014 Quarter was unchanged compared to Fiscal 2013 Quarter. The Energy segment’s general and administrative costs for the Fiscal 2014 Nine Months and the period from inception to June 30, 2013 was $5.7 million, or $0.29 per Mcfe and $3.3 million, or $0.30 per Mcfe, respectively. These costs primarily consisted of service agreement charges and personnel costs, and were primarily offset by operator overhead reimbursement. Significant components of general and administrative expense for the Fiscal 2014 Nine Months and the period from inception to June 30, 2013 included the following: (i) service agreement charges of $7.3 million and $3.6 million, respectively, related to accounting, legal, information technology, treasury, engineering, and other costs; (ii) employee personnel costs of $4.2 million and $1.8 million, respectively, including salaries, bonuses, insurance and other benefits; and (iii) other miscellaneous expenses of $1.4 million and $1.4 million, respectively, including audit fees, legal expenses, and other office expenses. General and administrative costs are reduced by (i) operator overhead reimbursements allocated to the working interest owners of the Energy segment’s operated oil and natural gas properties of $6.4 million and $3.2 million, respectively; and (ii) capitalized salaries and share-based compensation related to the Energy segment’s oil and natural gas exploration and production activities of $0.8 million and $0.3 million, respectively.
Depletion expense for the Fiscal 2014 Quarter decreased by $3.6 million, or 29.3%, as compared with the Fiscal 2013 Quarter. On a per Mcfe basis, depletion expense decreased from $1.66 per Mcfe for the Fiscal 2013 Quarter to $1.32 per Mcfe for the Fiscal 2014 Quarter. The decrease was primarily due to prior period impairments of the Energy segment's oil and natural gas properties which lowered the depletable base and decreased production. Depletion expense for the Fiscal 2014 Nine Months and the period from inception to June 30, 2013 was $29.4 million, or $1.48 per Mcfe, and $18.0 million, or $1.66 per Mcfe, respectively. The decrease in the Energy segment's depletion rate from prior year was primarily due to impairments of the oil and natural gas properties which lowered the Energy segment's depletable base and decreased production. Depletion expense was calculated using the unit-of-production method for Energy segment's proved oil and gas properties.
Impairment of oil and natural gas properties. For the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, the Energy segment did not record an impairment to its oil and natural gas properties. For the Fiscal 2014 Nine Months, the Energy segment recorded an impairment of $81.0 million to its oil and natural gas properties. The impairment primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation. We previously received an exemption from the

SEC to exclude the acquisition of Compass’ unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date and this exemption expired during the interim period ended March 31, 2014. The Energy segment's pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. For the period from inception to June 30, 2013, the Energy segment did not record an impairment to its oil and natural gas properties.

Summary of key financial data
A summary of key financial data for the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, the Fiscal 2013 Quarter and Fiscal 2013 Nine Months (representing the period from inception to June 30, 2013) related to our proportionate 74.4% interest in the results of operations of Compass reported in the Energy segment is presented below:

(dollars in millions, except per unit prices)	Fiscal 2014 Quarter	Fiscal 2013 Quarter	Increase / (Decrease)	Fiscal 2014 Nine Months	Fiscal 2013 Nine Months	Increase / (Decrease)
Production:
Oil (Mbbls)	103	119	(16)	302	177	125
Natural gas liquids (Mbbls)	125	126	(1)	390	180	210
Natural gas (Mmcf)	5,240	5,953	(713)	15,705	8,726	6,979
Total production (Mmcfe) (1)	6,608	7,423	(815)	19,857	10,868	8,989
Average daily production (Mmcfe)	73	82	(9)	73	80	(7)
Revenues before derivative financial instrument activities:
Oil	$9.8	$10.8	$(1.0)	$28.3	$15.9	$12.4
Natural gas liquids	5.1	4.3	0.8	17.4	6.3	11.1
Natural gas	22.7	22.7	—	66.6	32.3	34.3
Total revenues	$37.6	$37.8	$(0.2)	$112.3	$54.5	$57.8
Oil and natural gas derivative financial instruments:
(Loss) gain on derivative financial instruments	$(2.2)	$9.6	$(11.8)	$(12.4)	$0.8	$(13.2)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$94.85	$90.78	$4.07	$93.62	$89.68	$3.94
Natural gas liquids (per Bbl)	41.26	34.00	7.26	44.72	35.16	9.56
Natural gas (per Mcf)	4.32	3.82	0.50	4.24	3.70	0.54
Natural gas equivalent (per Mcfe)	5.69	5.09	0.60	5.66	5.01	0.65
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.65	$1.53	$0.12	$1.58	$1.55	$0.03
Production and ad valorem taxes	0.53	0.54	(0.01)	0.49	0.55	(0.06)
Gathering and transportation	0.50	0.36	0.14	0.50	0.37	0.13
Depletion	1.32	1.66	(0.34)	1.48	1.66	(0.18)
Depreciation and amortization	0.06	0.05	0.01	0.06	0.05	0.01
General and administrative	0.26	0.26	—	0.29	0.30	(0.01)
Interest expense	0.62	0.57	0.05	0.64	0.57	0.07

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Asset Management segment revenues	$11.3	$7.1	$4.2	$25.6	$20.8	$4.8
Asset Management segment operating costs and expenses	8.2	4.7	3.5	22.4	10.6	11.8
Operating income - Asset Management segment	$3.1	$2.4	$0.7	$3.2	$10.2	$(7.0)
Asset Management segment revenues and operating income. Revenues for the Fiscal 2014 Quarter increased $4.2 million to $11.3 million from $7.1 million in the Fiscal 2013 Quarter. Operating income for the Fiscal 2014 Quarter increased $0.7 million to $3.1 million, from operating income of $2.4 million earned during the Fiscal 2013 Quarter. The increase in revenues during Fiscal 2014 Quarter is primarily the result of an increase in the asset-based loans originated and serviced by the operations of Salus to $731.0 million at June 30, 2014 from $433.3 million at June 30, 2013, coupled with an increase in asset management fees earned from affiliates by the operations of Five Island, a wholly-owned asset management company. The increase in operating expenses during Fiscal 2014 Quarter is primarily due to an increase in salary and benefit expenses resulting from the addition of employees, and to a lesser extent an increase in expenses due to increased operations.
Revenues for the Fiscal 2014 Nine Months increased $4.8 million to $25.6 million from $20.8 million in the Fiscal 2013 Nine Months. Operating income for the Fiscal 2014 Nine Months decreased $7.0 million to $3.2 million, from operating income of $10.2 million earned during the Fiscal 2013 Nine Months, primarily as a result of the increases in operating expenses discussed below. The increase in revenues during Fiscal 2014 Nine Months is primarily the result of an increase in asset management fees earned from affiliates by the operations of Five Island, offset in part by the non-recurrence of a success fee earned on a loan by Salus in the Fiscal 2013 Nine Months. Operating expenses increased $11.8 million during the Fiscal 2014 Nine Months primarily due to an increase in salary and benefit expenses resulting from the addition of employees, and to a lesser extent an increase in expenses due to increased operations.

Corporate and Other Segment

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)

Net consumer and other product sales	$4.7	$—	$4.7	$4.7	$—	$4.7
Cost of consumer products and other goods sold	3.5	—	3.5	3.5	—	3.5
Corporate and Other gross profit	1.2	—	1.2	1.2	—	1.2
Selling, acquisition, operating and general expenses	39.1	17.5	21.6	99.4	68.4	31.0
Operating income - Corporate and Other segment	$(37.9)	$(17.5)	$(20.4)	$(98.2)	$(68.4)	$(29.8)

Net consumer and other product sales. Net consumer and other product sales represents FOH sales of $4.7 million for the period subsequent to the acquisition on May 30, 2014.

Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit of $1.2 million represents FOH sales less consumer products cost of goods sold for the the period subsequent to the acquisition date. The gross profit margin for the same period was 25.5%.

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $21.6 million to $39.1 million for the Fiscal 2014 Quarter from $17.5 million for the Fiscal 2013 Quarter and $31.0 million to $99.4 million for the Fiscal 2014 Nine Months from $68.4 million for the Fiscal 2013 Nine Months.
The $21.6 million increase in corporate expenses for the Fiscal 2014 Quarter when compared to the Fiscal 2013 Quarter was primarily due to increases in (i) performance-based bonus expense; (ii) estimated legal contingency reserve resulting from the OM Group (UK) Summary Judgment related to financing of reserves referred to as “CARVM” matter; (iii) amortization of unearned stock-based compensation; and (iv) other expenses due to the expansion of our overall operations during the Fiscal 2014 Quarter, including selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014.
The $31.0 million increase in corporate expenses for the Fiscal 2014 Nine Months compared to the Fiscal 2013 Nine Months was primarily due to increases in (i) amortization of unearned stock-based compensation; (ii) performance-based bonus expense; (iii) estimated legal contingency reserve resulting from the OM Group (UK) Summary Judgment related to financing of reserves referred to as “CARVM” matter; (iv) payroll costs; and (v) an increase in other expenses due to the expansion of our overall operations during the Fiscal 2014 Nine Months, including selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014. These increases were partly offset by a decrease in acquisition and integration related charges.
HGI's Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI's corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI's net asset value ("Compensation NAV"). Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI's performance. HGI's accrual for these bonus compensation expenses for the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively, as compared to the respective comparable prior fiscal periods, resulted in an increase in the expense recognized of $6.7 million and $8.6 million as compared to the respective prior fiscal periods. This reflects the underlying performance and growth in the Compensation NAV, which has grown approximately 2.6% and 35.2% in the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively.

Non-US GAAP Measures
Adjusted EBITDA - Consumer Products. Spectrum Brands believes that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization's operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining Spectrum Brands’ debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s US GAAP financial results.
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
Our Consumer Products segment's Adjusted EBITDA increased by $13.8 million, or 7.3%, to $202.3 million versus the Fiscal 2013 Quarter primarily due to higher sales of hardware and home improvement products, home and garden control products, and batteries and appliances. Adjusted EBITDA margin represented 17.9% of sales as compared to 17.3% in the Fiscal 2013 Quarter.

The table below shows the adjustments made to the reported net income (loss) of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter		Fiscal Nine Months
Reconciliation to reported net income (loss) :	2014	2013	2014	2013
Reported net income (loss) - consumer products segment	$78.0	$36.4	$166.4	$(18.5)
Add back:
Interest expense	47.3	61.6	151.7	191.8
Income tax expense	20.6	15.1	43.8	54.9
HHI Business inventory fair value adjustment	—	—	—	31.0
Pre-acquisition earnings of HHI Business	—	—	—	30.3
Restructuring and related charges	3.7	13.2	16.0	27.7
Acquisition and integration related charges	2.7	7.7	14.5	40.5
Venezuela devaluation	—	—	—	2.0
Adjusted EBIT - Consumer Products segment	152.3	134.0	392.4	359.7
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	19.9	16.4	56.4	42.6
Amortization of intangibles	20.5	20.3	61.2	57.5
Stock-based compensation	9.6	17.8	27.5	32.6
Adjusted EBITDA - Consumer Products segment	$202.3	$188.5	$537.5	$492.4
Adjusted Operating Income — Insurance. Insurance AOI is a non-US GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance Segment uses to evaluate financial performance each period. For the Fiscal 2014 Quarter, Insurance AOI increased $20.9 million to $38.5 million, or 118.8%, from $17.6 million for the Fiscal 2013 Quarter and by $58.3 million to $123.2 million for the Fiscal 2014 Nine Months, or 89.8%, from $64.9 million for the Fiscal 2013 Nine Months.
The increase for the Fiscal 2014 Quarter was primarily due to a $5.7 million favorable mortality experience in the immediate annuity product line and favorable deferred acquisition costs amortization of $4.7 million, after-tax. In addition, included in the Fiscal 2013 Quarter results were $5.0 million of additional reserves in the immediate annuity product line after-tax and $2.7 million of project related expenses.
The increase for the Fiscal 2014 Nine Months was primarily due to a $35.0 million valuation allowance release during the second quarter of fiscal 2014, as well as an increase in net investment income (net of intangible amortization and income taxes) during the Fiscal 2014 Nine Months as discussed above.
The table below shows the adjustments made to the reported net income of the Insurance segment to calculate Insurance AOI (in millions):

	Fiscal Quarter		Fiscal Nine Months
Reconciliation to reported net income :	2014	2013	2014	2013
Reported net income - Insurance segment:	$70.2	$53.3	$166.5	$237.1
Effect of investment gains, net of offsets	(40.7)	(13.3)	(49.3)	(134.0)
Effect of change in FIA embedded derivative discount rate, net of offsets	9.1	(22.4)	5.0	(38.2)
Effect of class action litigation reserves, net of offsets	(0.1)	—	1.0	—
Adjusted operating income - Insurance segment	$38.5	$17.6	$123.2	$64.9
Insurance AOI is calculated by adjusting the Insurance Segment's net income to eliminate (i) the impact of net investment gains, excluding gains and losses on derivatives and including net of other-than-temporary impairment losses recognized in operations, (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability and (iii) the impact of certain litigation reserves. All adjustments to Insurance AOI are net of the corresponding value of business acquired ("VOBA"), deferred acquisition costs ("DAC") and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of the Insurance Segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations and together with net income we believe Insurance AOI provide meaningful financial metrics that help investors understand our underlying results and profitability. Our Insurance Segment's non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.
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
Adjusted EBITDA-Energy. EBITDA represents net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA-Energy represents EBITDA adjusted to exclude non-recurring other operating items, accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, and stock-based compensation. Compass has presented EBITDA and Adjusted EBITDA-Energy because they are a widely used measure by investors, analysts and rating agencies for valuations, peer comparisons and investment recommendations. In addition, these measures are used in covenant calculations required under a revolving credit agreement entered into by Compass (the "Compass Credit Agreement"). Compliance with the liquidity and debt incurrence covenants included in these agreements is considered material to Compass. Compass' computations of EBITDA and Adjusted EBITDA-Energy may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others. EBITDA and Adjusted EBITDA-Energy are measures that are not prescribed by generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA-Energy specifically exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, Compass encourages investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.

The table below shows the adjustments made to the reported net loss of the Energy segment to calculate its Adjusted EBITDA-Energy (in millions):

	Fiscal Quarter		Fiscal Nine Months
Reconciliation to reported net loss:	2014	2013	2014	2013
Reported net income (loss) - Energy segment	$2.3	$10.3	$(82.3)	$(0.1)
Interest expense	4.1	4.2	12.7	6.2
Depreciation, amortization and depletion	9.1	12.7	30.5	18.5
EBITDA - Energy segment	15.5	27.2	(39.1)	24.6
Accretion of discount on asset retirement obligations	0.5	0.4	1.5	0.7
Impairment of oil and natural gas properties	—	—	81.0	—
Loss (gain) on derivative financial instruments	2.2	(9.6)	12.4	(0.8)
Cash settlements on derivative financial instruments	(2.9)	(1.9)	(6.2)	(1.3)
Stock based compensation expense	—	—	0.1	—
Adjusted EBITDA - Energy segment	$15.3	$16.1	$49.7	$23.2

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes and the 7.75% Notes (approximately $90.2 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital Partners LLC to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2014 Nine Months, we received $85.1 million in cash dividends from FGL, Spectrum and Compass ($49.1 million, $26.3 million and $9.7 million, respectively). The dividends received to date include a $43.0 million special dividend paid out of the proceeds from FGL's initial public offering in December 2013 and are before giving effect to interest payments made by HGI on behalf of HGI Energy with respect to the Affiliate Notes (as defined below). During fiscal 2014, we expect to receive approximately $117.0 million of dividends during fiscal 2014 (inclusive of the $85.1 million already received during the Fiscal 2014 Nine Months) or approximately $108.0 million of dividends after giving effect to interest payments made by HGI on behalf of HGI Energy with respect to the Affiliate Notes. We expect such dividends along with our cash on hand to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses.
The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). In addition, one or more subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to in the future, to grow their business, pursue acquisition activities and/or to manage their liquidity needs. Any such issuance may limit such subsidiary's ability to make upstream cash distributions.
HGI’s liquidity may also be impacted by the capital needs of HGI’s current and future subsidiaries. Such entities may require additional capital to maintain or grow their businesses, or make payments on their indebtedness. Our subsidiaries and/or suspension of upstream cash distributions by HGI’s subsidiaries. For example, Front Street, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements. HGI, FGL and Front Street have also committed to provide capital and financing to HGI’s Asset Management segment.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At June 30, 2014, HGI’s corporate cash, cash equivalents and investments were $417.1 million.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, operating needs or acquisition size and terms, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HGI. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal 2014 through a combination of cash on hand ($85.1 million at June 30, 2014) and cash flows from operations and available borrowings under its asset based lending revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for fiscal 2014 will be approximately $70.0 million to $75.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands' debt agreements, including the ABL Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Subsequent to October 1, 2011, Spectrum Brands is not treating current foreign earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. At June 30, 2014, there are no significant foreign cash balances available for repatriation. During the fiscal 2014, Spectrum Brands expects to generate between $75.0 million and $100.0 million of foreign cash that it anticipates will be repatriated for general corporate purposes.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of June 30, 2014, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

Financial Condition
As of June 30, 2014 and September 30, 2013, the Company’s investment portfolio was approximately $18.8 billion and $16.5 billion, respectively, and was divided among the following asset classes (in millions):

	June 30, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,737.7	9.3%	$1,523.1	9.3%
Commercial mortgage-backed securities	610.2	3.3%	454.4	2.8%
Corporates	10,297.8	54.9%	9,418.3	57.2%
Equities (a)	760.7	4.1%	352.5	2.1%
Hybrids	481.6	2.6%	428.8	2.6%
Municipals	1,255.7	6.7%	1,007.0	6.1%
Agency residential mortgage-backed securities	99.5	0.5%	98.6	0.6%
Non-agency residential mortgage-backed securities	1,874.1	9.9%	1,368.0	8.3%
U.S. Government	410.5	2.2%	1,001.8	6.1%
Derivatives	324.7	1.7%	221.8	1.3%
Asset-based loans	724.3	3.9%	560.4	3.4%
Other (primarily policy loans and other invested assets)	174.3	0.9%	31.2	0.2%
Total investments	$18,751.1	100.0%	$16,465.9	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($574.6 million and $226.3 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($38.8 million and $44.6 million, respectively).
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
 As of June 30, 2014 and September 30, 2013, FGL’s fixed maturity available-for-sale portfolio was approximately $16.8 billion and $15.3 billion, respectively. The increase in B and below investments from September 30, 2013 to June 30, 2014 was primarily due to the acquisition of certain non-agency residential mortgage-backed securities (“RMBS”), which carry a NAIC 1 designation.
The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (in millions):

	June 30, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,595.3	9.5%	$1,737.9	11.4%
AA	1,983.8	11.8%	2,423.1	15.8%
A	3,864.3	23.1%	3,791.3	24.8%
BBB	6,792.6	40.5%	5,499.0	35.9%
BB (a)	623.2	3.7%	442.2	2.9%
B and below (b)	1,907.9	11.4%	1,406.5	9.2%
Total	$16,767.1	100.0%	$15,300.0	100.0%

(a) Includes $48.4 million and $31.4 million at June 30, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,571.3 million and $1,096.3 million at June 30, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.

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
The tables below present FGL's fixed maturity securities by NAIC designation as of June 30, 2014 and September 30, 2013 (in millions):

	June 30, 2014			September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,127.4	$9,614.6	57.3%	$9,157.0	$9,367.6	61.2%
2	5,986.6	6,319.0	37.7%	5,352.6	5,369.7	35.1%
3	454.4	484.4	2.9%	379.5	389.4	2.6%
4	265.9	270.3	1.6%	132.7	133.0	0.9%
5	80.0	78.8	0.5%	34.4	34.3	0.2%
6	—	—	—%	5.9	6.0	—%
	$15,914.3	$16,767.1	100.0%	$15,062.1	$15,300.0	100.0%

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
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $529.5 million and $614.3 million as of June 30, 2014, respectively, and $360.7 million and $394.9 million as of September 30, 2013, respectively. FGL continues to focus on NAIC 1 and 2 rated investments and has reduced its exposure to NAIC 4 or lower rated investments in subprime and Alt-A RMBS securities, since September 30, 2013. The following tables summarize FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2014 and September 30, 2013:

June 30, 2014						September 30, 2013
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	97.4%	AAA	6.3%	2008	0.5%	1	92.5%	AAA	4.8%	2007	21.8%
2	1.6%	AA	1.4%	2007	17.2%	2	6.0%	AA	2.3%	2006	23.9%
3	0.8%	A	6.6%	2006	33.3%	3	0.7%	A	8.7%	2005 and prior	54.3%
4	0.2%	BBB	3.1%	2005 and prior	49.0%	4	0.5%	BBB	3.9%		100.0%
5	—%	BB and below	82.6%		100.0%	5	0.3%	BB and below	80.3%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%

Asset-backed securities exposure
As of June 30, 2014, FGL's asset-backed securities ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 92.3% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL's ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize FGL's ABS exposure as of June 30, 2014 and September 30, 2013 (in millions):

	June 30, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized Loan Obligations	$1,604.0	92.3%	$1,328.0	87.2%
Other	109.5	6.3%	107.3	7.0%
Car Loans	16.5	0.9%	11.7	0.8%
Home Equity	2.6	0.2%	68.1	4.5%
Utility	5.1	0.3%	8.0	0.5%
Total asset-backed securities	$1,737.7	100.0%	$1,523.1	100.0%
The non-CLO exposure as of June 30, 2014 represents 7.7% of total ABS assets, or 0.7% of total invested assets. As of June 30, 2014, the CLO and non-CLO positions were trading at a net unrealized gain position of $4.9 million and $1.7 million, respectively.
The non-CLO exposure as of September 30, 2013 represented 12.8% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $18.4 million and $(1.0) million, respectively.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities held as available-for-sale that were in an unrealized loss position as of June 30, 2014 and September 30, 2013 were as follows (in millions, except for number of securities):

	June 30, 2014				September 30, 2013
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$83.0	$(1.3)	$81.7	18	$758.9	$(4.0)	$754.9
United States Government sponsored agencies	14	6.2	—	6.2	17	10.1	(0.2)	9.9
United States municipalities, states and territories	42	236.7	(7.2)	229.5	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	63	731.6	(18.9)	712.7	170	1,867.9	(84.2)	1,783.7
Manufacturing, construction and mining	27	227.8	(6.9)	220.9	48	537.1	(36.0)	501.1
Utilities and related sectors	37	239.3	(3.9)	235.4	73	546.8	(19.2)	527.6
Wholesale/retail trade	21	90.8	(1.7)	89.1	45	362.9	(13.6)	349.3
Services, media and other	25	202.4	(5.2)	197.2	50	513.7	(32.1)	481.6
Hybrid securities	2	12.9	(0.2)	12.7	6	55.3	(3.3)	52.0
Non-agency residential mortgage-backed securities	67	324.7	(7.8)	316.9	85	408.5	(13.4)	395.1
Commercial mortgage-backed securities	11	54.1	(1.1)	53.0	10	33.0	(1.6)	31.4
Asset-backed securities	94	769.7	(9.5)	760.2	56	416.0	(5.2)	410.8
Equity securities	18	131.5	(4.9)	126.6	17	161.1	(10.3)	150.8
	425	$3,110.7	$(68.6)	$3,042.1	666	$6,189.8	$(263.9)	$5,925.9

The gross unrealized loss position on the portfolio as of June 30, 2014, was $68.6 million, a decrease of $195.3 million from $263.9 million as of September 30, 2013. The decrease was primarily due to investment grade credit spreads narrowing during this time period while US Treasury yields remained largely unchanged. The corporate portfolio experienced a decrease of $148.5 million in the unrealized loss position from $185.1 million to $36.6 million due to improved pricing on most of the securities held in the portfolio. Also, strengthening conditions in the municipal bond market led to an improvement in the unrealized loss position for those municipal securities held in the portfolio; this segment demonstrated a narrowing of its unrealized loss position from $40.8 million to $7.2 million.
FGL's municipal bond exposure is a combination of general obligation bonds (fair value of $358.9 million and an amortized cost of $330.5 million) and special revenue bonds (fair value of $896.8 million and amortized cost of $820.5 million). Across all municipal bonds, the largest issuer represented 8.1% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. FGL's focus within municipal bonds is on NAIC 1 rated instruments, and 98.0% of the municipal bond exposure is rated NAIC 1.
At June 30, 2014, finance and finance related corporates remain the largest dollar component of the $68.6 million unrealized loss position, although this segment now represents 27.6% of the total unrealized loss versus 31.9% at September 30, 2013. Most of the other corporate segments showed similar declines in their unrealized loss position as spreads narrowed.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2014 and September 30, 2013, were as follows (in millions, except for number of securities):

	June 30, 2014				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Twelve months or greater		—	—	—	1	0.6	—	(0.6)
Total investment grade	—	—	—	—	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	1	0.1	0.1	—	1	—	—	—
Six months or more and less than twelve months	2	0.3	0.1	(0.2)	1	—	—	—
Twelve months or greater	3	0.9	—	(0.9)	2	0.4	—	(0.4)
Total below investment grade	6	1.3	0.2	(1.1)	4	0.4	—	(0.4)

Total	6	$1.3	$0.2	$(1.1)	14	$79.3	$60.9	$(18.4)

Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the assets' amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which is believed to have a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At June 30, 2014 and September 30, 2013, FGL's watch list included only six and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $1.3 million and $79.3 million, unrealized losses of $1.1 million and $18.4 million, and a fair value of $0.2 million and $60.9 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the June 30, 2014 and September 30, 2013 carrying values were fully recoverable.
There were eight and six structured securities on the watch list to which FGL had potential credit exposure as of June 30, 2014 and September 30, 2013, respectively. FGL's analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2014 and September 30, 2013 carrying values were fully recoverable.
Exposure to European Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt as of June 30, 2014 or September 30, 2013.

Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of June 30, 2014, refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
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

HGI Energy
Compass conducts all its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to meet Compass’ obligations, including interest payments under the Compass Credit Agreement, and to pay dividends to HGI Energy, HGI’s wholly-owned subsidiary that directly holds HGI’s interest in Compass. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.
The borrowing base under the Compass Credit Agreement is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact Compass' liquidity and Compass may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, Compass monitors its capital budget and may implement further initiatives to provide additional liquidity. These initiatives may include suspending distributions to partners in order to focus on reducing outstanding borrowings.
As of June 30, 2014, HGI Energy’s consolidated debt was $250.6 million which consisted of its proportionate share of the Compass Credit Agreement. The total borrowings under the Compass Credit Agreement were $337.0 million and the borrowing base was $400.0 million. The agreement contains certain restrictions that require that Compass maintain certain financial covenants. As of June 30, 2014, Compass was in compliance with each of the financial covenants under the Compass Credit Agreement. None of HGI, HGI Energy or EXCO are guarantors, or otherwise provide credit support for, the debt under the Compass Credit Agreement.
In addition to its proportionate share of the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and FSR, which are affiliated entities (the “Affiliate Notes”). Interest on the Affiliate Notes has historically been funded by HGI and, to date, HGI has funded $9.0 million in fiscal 2014. HGI Energy is in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.

The following table presents HGI’s proportionate interest and Compass’ liquidity and financial position as of June 30, 2014:

	HGI’s Proportionate Interest	Compass
(in millions)	June 30, 2014	June 30, 2014
Borrowings under the Compass Credit Agreement	$250.6	$337.0
Less: Cash	22.3	30.0
Net debt	$228.3	$307.0
Borrowing base	$297.5	$400.0
Unused borrowing base (1)	46.5	62.5
Unused borrowing base plus cash (1)	68.8	92.5
(1) Net of $0.4 million and $0.5 million in letters of credit for HGI's proportionate interest and Compass, respectively as of June 30, 2014.
Capital Expenditures
Compass' capital expenditure program for the fiscal year ending September 30, 2014 is primarily focused on developmental activities in the Permian basin in West Texas and recompletion projects in North Louisiana and the Permian basin. Compass' program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.
The Fiscal 2014 Nine Months capital expenditures for Compass were $15.1 million. Compass utilized one drilling rig in its Permian area primarily targeting the Canyon Sand formation. During the Fiscal 2014 Nine Months, Compass spud 10 and completed 7 wells. Compass' capital program also included recompletion projects primarily targeting the Wolfcamp formation in the Permian Basin and the Hosston formation in east Texas/North Louisiana.
The following table presents Compass’ capital expenditures including our proportionate interest for the Fiscal 2014 Nine Months:

Nine Months Ended June 30,
(in millions)	2014
Capital expenditures:
Development capital	$12.2
Gas gathering and water pipelines	0.1
Lease acquisitions and seismic	0.2
Corporate and other	2.6
Total	$15.1
HGI’s Proportionate 74.4% Share	$11.2
Derivative financial instruments
Compass uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. Compass does not designate these instruments as hedging instruments for financial accounting purposes and, as a result, Compass recognizes the change in the respective instruments' fair value in earnings.

The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net losses of $2.2 million and $12.4 million for the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months, respectively. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net gains of $9.6 million and $0.8 million for the Fiscal 2013 Quarter and the period from inception to June 30, 2014, respectively. The net losses during the Fiscal 2014 Quarter and Fiscal 2014 Nine Months as compared to the respective periods in prior year were the result of increased oil and natural gas prices. Based on the nature of Compass' derivative contracts, increases in the related commodity price typically result in a decrease to the value of Compass' derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
Compass' production is generally sold at prevailing market prices. However, Compass periodically enters into oil and natural gas derivative contracts for a portion of its production when market conditions are deemed favorable and oil and natural gas prices exceed Compass' minimum internal price targets.
Compass' objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with Compass' operations. These transactions limit Compass' exposure to declines in prices, but also limit the benefits Compass would realize if commodity prices increase.
Compass' total cash settlements for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter were net payments of $2.9 million and $1.9 million, respectively, which decreased its realized price by $0.43 and $0.26 per Mcfe, respectively.
Compass' total cash settlements for the Fiscal 2014 Nine Months and the period from inception to June 30, 2013 were net cash payments of $6.2 million and $1.3 million, respectively which decreased Compass' realized price by $0.31 and $0.12 per Mcfe, respectively.
The following table presents Compass' natural gas equivalent prices, before and after the impact of the cash settlement of its derivative financial instruments.

	Fiscal Quarter		Fiscal Nine Months
Average realized pricing:	2014	2013	2014	2013
Natural gas equivalent per Mcfe	$5.69	$5.09	$5.65	$5.01
Cash settlements on derivative financial instruments, per Mcfe	(0.43)	(0.26)	(0.31)	(0.12)
Net price per Mcfe, including derivative financial instruments	$5.26	$4.83	$5.34	$4.89
As of June 30, 2014, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
Swaps:
Remainder of 2014	8,211.0	$4.15	137.0	$91.87
2015	—	—	186.0	94.98
Compass' natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in):	2014	2013	Increase / (Decrease)

Operating activities	$164.4	$94.0	$70.4
Investing activities	(1,363.1)	(2,200.0)	836.9
Financing activities	754.9	1,884.0	(1,129.1)
Effect of exchange rate changes on cash and cash equivalents	—	(5.0)	5.0
Net decrease in cash and cash equivalents	$(443.8)	$(227.0)	$(216.8)

Operating Activities
Cash provided by operating activities totaled $164.4 million for the Fiscal 2014 Nine Months as compared to cash provided of $94.0 million for the Fiscal 2013 Nine Months. The $70.4 million increase in cash provided was the result of (i) a $48.5 million increase in cash provided by the Insurance segment; (ii) a $24.7 million decrease in cash used; and (iii) a $14.0 million increase in cash provided by the full period effect of our fiscal 2013 year acquisition, Compass, in the Energy segment; offset by (i) a $3.8 million increase in cash used by the Asset Management segment; and (ii) a $13.0 million increase in cash used by the Corporate and Other segment.
The $48.5 million increase in cash provided by our Insurance segment was principally due to (i) an increase in cash collateral posted by FGL's derivative counterparties of $80.1 million; (ii) a decrease in benefits payments of $19.8 million during the Fiscal 2014 Nine Months; and (iii) a decrease in cash used during the Fiscal 2013 Nine Months of $39.0 million due to timing differences between cash disbursements and settlements, partially offset by (i) an increase in policy acquisition costs of $63.3 million due to higher product sales; (ii) an increase in cash interest payments of $19.1 million during the Fiscal 2014 Nine Months; and (iii) cash used in operations by our reinsurance subsidiary, Front Street Cayman.
The $24.7 million decrease in cash used by operating activities in the Consumer Products segment was primarily due to (i) higher cash generated from earnings of $78.0 million, (ii) lower cash payments for interest of $35.0 million; and (iii) lower cash acquisition, integration and restructuring and related costs of $18.0 million. These increases in cash provided from operating activities were offset by (i) cash used for working capital and other items of $80.0 million driven by decreases in accounts payable and increase in inventory, partially offset by decreases in accounts receivable and other working capital accounts; and (ii) higher cash payments for income taxes of $24.0 million.
The $13.0 million increase in cash used by the Corporate and Other segment was mainly due to an increase in cash interest payments and cash bonuses paid during the Fiscal 2014 Nine Months, offset in part by lower transaction and acquisition related expenditures.
Investing Activities
Cash used in investing activities was $1.4 billion for the Fiscal 2014 Nine Months, as compared to cash used of $2.2 billion for the Fiscal 2013 Nine Months. The $836.9 million decrease in cash used by investing activities was due to (i) a decrease in net cash used in acquisitions of $2.0 billion; and (ii) a decrease in cash used of $149.8 million, net, to originate asset-based loans in the Fiscal 2014 Nine Months; offset by a $1.3 billion increase in cash used for purchases of fixed maturity securities and other investments, net of sales, maturities and repayments, principally by our Insurance segment.
Financing Activities
Cash provided by financing activities was $754.9 million for the Fiscal 2014 Nine Months compared to cash provided of $1.9 billion for the Fiscal 2013 Nine Months. The $1.1 billion decrease in cash provided by financing activities was primarily related to (i) a $2.2 billion decrease in cash provided from the proceeds of issuances of debt; (ii) a $258.2 million decrease in cash provided from revolving credit facilities; (iii) $12.1 million used for share repurchase; and (iv) a $9.7 million increase in cash used on tax withholding payments for vested restricted stock awards; offset by (i) an increase in cash provided of $663.4 million from the issuance of, net of redemptions and benefit payments on, investment contracts including annuity and universal life insurance contracts by FGL; (ii) the decreased use of cash of $386.6 million, net, for repayment of debt; (iii) $172.6 million of cash provided from the initial public offering of FGL's common stock, net of issuance costs; (iv) a $68.0 million decrease in cash used for debt issuance costs; and (v) a $65.6 million decrease in cash used to purchase Spectrum Brands’ common stock by HGI.
Debt Financing Activities
HGI
In January 2014, the Company issued $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022. The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the 7.75% Note offering the Company recorded $5.6 million of fees during the Fiscal 2014 Nine Months.
In May 2014, HGI exchanged a portion of its outstanding 7.875% Senior Secured Notes due 2019 (the “Senior Secured Notes”) for $350.0 million aggregate principal amount of new 7.750% Senior Notes due 2022 (the “Additional 7.75% Notes”). On May 30, 2014, participating holders received $1,091.71 principal amount of Additional 7.75% Notes for each $1,000 principal amount of Senior Secured Notes. As part of the exchange the Company also received modifications to the indentures governing the Senior Secured Notes, increasing the Company’s ability to make certain restricted payments, such as repurchases of the Company's common stock. Following settlement, HGI has $604.4 million in aggregate principal amount of the Senior Secured Notes outstanding and $550.0 million in aggregate principal amount of 7.75% Notes due 2022 outstanding.
Spectrum Brands
At June 30, 2014, the aggregate amount of principal outstanding under Spectrum Brands’ debt instruments was as follows: (i) $1,695.4 million under a senior secured term loan, with $818.1 million maturing on September 4, 2017 ("Tranche A"), $512.4 million maturing September 4, 2019 ("Tranche C"), and $59.4 million maturing December 17, 2019 ("CAD Term Loan") and $305.5 million maturing on September 4, 2019 ("Euro Term Loan") (together, the "Term Loan"); (ii) $520.0 million under the 6.375% unsecured notes, maturing November 15, 2020 (the “6.375% Notes”); (iii) $570.0 million under the 6.625% unsecured notes, maturing November 15, 2022 (the "6.625% Notes"); (iv) $300.0 million aggregate principal under the 6.75% unsecured notes, maturing March 15, 2020 (the “6.75% Notes”); and (v) $110.0 million under the ABL Facility, expiring May 24, 2017 (together with the Term Loan, the 6.375% Notes, the 6.625% Notes, and the 6.75% Notes, the “Senior Credit Facilities”).
At June 30, 2014, Spectrum Brands was in compliance with all covenants under the Senior Credit Facilities, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the “ABL Credit Agreement”).
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $151.2 million in the aggregate on their senior secured and unsecured debt. This includes $33.2 million in the aggregate under the 6.375% Notes, $37.8 million in the aggregate under the 6.625% Notes, and approximately $20.3 million in the aggregate under the 6.75% Notes. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at June 30, 2014, this also includes interest under the Term Loan and the ABL Facility of approximately $57.7 million and $2.2 million, respectively. Interest on the 6.375% Notes, 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
Compass
At June 30, 2014, our proportion of the aggregate amount outstanding under the Compass Credit Agreement was $250.6 million. See the discussion above, and in Note 8, Debt, to our Condensed Consolidated Financial Statements,

for additional information regarding Compass' debt activity during Fiscal 2014. The agreement contains certain restrictions that require that Compass maintain certain financial covenants. As of June 30, 2014, Compass was in compliance with each of the financial covenants under the Compass Credit Agreement. None of HGI, HGI Energy or EXCO are guarantors or otherwise responsible for the payment of indebtedness under the Compass Credit Agreement.

Equity Financing Activities
HGI
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
In May 2014, HGI exercised its option to convert its issued and outstanding shares of Series A preferred stock and Series A-2 preferred stock into common stock of the Company, par value $0.01. Upon the conversion, holders of the Series A Preferred stock received approximately 160.95 shares of common stock per Series A preferred share converted and holders of Series A-2 preferred stock received approximately 148.11 shares of common stock per Series A-2 preferred share converted.
During the Fiscal 2014 Nine Months, we granted shares and restricted stock awards representing approximately 3.3 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $39.8 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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

Contractual Obligations
At June 30, 2014, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except for our issuance of $200.0 million aggregate principal amount of 7.75% Notes and our exchange of $320.6 million of our outstanding Senior Secured Notes for $350.0 million aggregate principal amount of Additional 7.75% Notes. See Note 8, Debt, to our Condensed Consolidated Financial Statements for additional information.
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
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued ASU 2013-11, "Income taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists", which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position; therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2018. The Company has not selected a method for adoption, nor determined the potential effects on our consolidated financial statements.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate a portion of the risk from such exposures, when appropriate. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Through Compass, we are exposed to a risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings. Compass may use derivative financial instruments to mitigate a portion of the risk from exposures to changes in oil and natural gas prices, when appropriate. Through Salus, we are exposed to credit risk due to non-performance of the asset-based loans originated, and to foreign currency risk on foreign currency-denominated loans. Additionally, HGI is exposed to market risk with respect to its investments and an embedded derivative liability related to its preferred stock. While our subsidiaries or we may enter into derivative contracts to attempt to manage a portion of an underlying market risk, our subsidiaries or we may not be successful managing the intended risk and/or our subsidiaries or we may reduce or eliminate such arrangements at any time.

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

Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of June 30, 2014, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire.
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
See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the nine months ended June 30, 2014, the annual index credits to policyholders on their anniversaries were $284.7 million. Proceeds received at expiration on options related to such credits were $268.3 million. The shortfall is funded by FGL’s investment spread earnings and futures income.
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
Spectrum Brands
A substantial portion of Spectrum Brands' debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands' variable rate debt will increase and will create higher debt service requirements, which would adversely affect Spectrum Brands' cash flow and could adversely impact its results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Compass
At June 30, 2014, Compass’ exposure to interest rate changes related primarily to borrowings under the Compass Credit Agreement. Interest is payable on borrowings under the Compass Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements. At June 30, 2014, HGI’s proportionate share of outstanding borrowings under the Compass Credit Agreement was approximately $250.6 million.
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

HGI Energy and Compass
Compass’ objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments, and achieve a more predictable cash flow in connection with its financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits Compass would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of Compass’ derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if Compass terminates a contract prior to its expiration.
Compass’ most significant market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.
Credit Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s insurance operations portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity portfolio totaled $16.8 billion and $15.3 billion at June 30, 2014 and September 30, 2013, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of June 30, 2014, no allowance for uncollectible amounts was recorded.
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
As of June 30, 2014, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 71.0% of the eligible collateral for the loans. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of June 30, 2014, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $9.7 million adverse impact on HGI’s trading portfolio of marketable equity securities.

Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $66.3 million, its derivative investments to decrease by approximately $43.9 million based on equity positions as of June 30, 2014, and its FIA embedded derivative liability to decrease by approximately $33.8 million. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Interest Rate Risk
Spectrum Brands
At June 30, 2014, the potential change in fair value of Spectrum Brands' outstanding interest rate derivative instruments assuming a one percentage point unfavorable shift in interest rates would be a loss of $3.0 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands' variable rate Term Loan would be a net loss of $3.0 million.
FGL
If interest rates were to increase one percentage point from levels at June 30, 2014, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $979.6 million, of which $51.8 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street funds withheld assets. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments, and the change in reinsurance related derivative) would be a decrease of $452.6 million in accumulated other comprehensive income and a decrease of $427.3 million in stockholders’ equity. If interest rates were to decrease by one percentage point from levels at June 30, 2014, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $122.3 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Compass
A one percentage point change in interest rates (100 bps) based on our proportionate share of the variable-rate borrowings outstanding as of June 30, 2014 of $250.6 million would result in an increase or decrease in Compass’ interest expense of $2.5 million per year. The interest Compass pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
Spectrum Brands
As of June 30, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $42.0 million. The net impact on reported earnings, after also including the effect of the change on one year's the underlying foreign currency-denominated exposures, would be a net gain of $15.0 million.
Salus
As of June 30, 2014, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $8.9 million. The net impact on reported earnings, after also including the effect of the change in fair value of certain embedded foreign exchange derivatives included in certain foreign currency denominated asset-based loans would be a net loss of $6.8 million.

Commodity Price Risk
Spectrum Brands
As of June 30, 2014, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2.0 million.
Compass
Compass’ use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the nine months ended June 30, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $14.6 million. The ultimate settlement amount of Compass’ outstanding derivative financial instrument contracts is dependent on future commodity prices. Compass may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Unless otherwise indicated in this quarterly report on Form 10-Q (this”10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HGI,” “we,” “us” or “our” refer to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “Energy Partnership” refers to Compass Production Partners, LP ( formerly, EXCO/HGI Production Partners, LP); and the “Energy General Partner” refers to Compass Production GP, LLC ( formerly, EXCO/HGI GP, LLC); “EXCO Parent” refers to EXCO Resources, Inc.; “EXCO” refers to EXCO Parent and, where applicable, its consolidated subsidiaries; the “Compass JV” refers to the oil and gas joint venture owned by HGI Energy and EXCO Parent (formerly, EXCO/HGI JV); “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “FIAM” refers to Five Island Asset Management, LLC (formerly, HGI Asset Management, LLC), which holds our interest in CorAmerica Capital, LLC, FIAM Capital Management, LLC and Energy & Infrastructure Capital LLC; “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC; “HGI Funding” refers to HGI Funding, LLC; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “HHI Business” refers to the hardware and home improvement business previously owned by Stanley Black & Decker and certain of its subsidiaries; “Salus” refers to Salus Capital Partners, LLC; “Stanley Black & Decker” refers to Stanley Black & Decker, Inc.; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.
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

•
the impact of covenants in the indenture governing our 7.875% Senior Notes due 2019 (the “7.875% Notes”), the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock (the “Certificate of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or their ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel, and regulatory matters with respect to our Chief Executive Officer and certain funds affiliated with the HCP Stockholders;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in the value of our assets, including fluctuations in the price of stock of our public subsidiaries and investees;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our ability to successfully integrate current and future acquired business into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

•	FGL’s ability to attract and retain national marketing organizations and independent agents;

•	the ability of FGL’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations; and

•	the ability of Front Street to effectively implement their respective business strategy.

Salus and FIAM
Salus’ and FIAM's actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	Salus’ ability to recover amounts that are contractually owed to it by its borrowers;

•	Salus’ ability to continue to find attractive lending opportunities given its rapid growth;

•	Salus and FIAM's respective ability to address a number of issues to implement their strategy, grow their business and effectively manage their rapid growth;

•	the impact on Salus and FIAM, respectively, resulting from further deterioration in economic conditions;

•	Salus and FIAM's respective ability to compete with traditional competitors and new market entrants; and

•
Salus and FIAM's respective ability to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions.

HGI Energy
HGI Energy’s actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	fluctuations in oil, natural gas liquids and natural gas prices sold by the Compass JV;

•
changes in the differential between the New York Mercantile Exchange (“NYMEX”) or other benchmark prices of oil, natural gas liquids and natural gas and the reference or regional index price used to price the Compass JV's actual oil and natural gas sales;

•	the Compass JV not having any of its own employees and relying on employees supplied by EXCO Parent and its subsidiaries;

•	the failure to resolve any material disagreements between HGI Energy and EXCO Parent relating to the business or operation of the Compass JV;

•	the impact of the Compass JV's substantial indebtedness on its business, financial condition and results of operations;

•	the Compass JV’s ability to acquire or develop additional reserves, accurately evaluate reserve data or the exploitation potential of its properties, and control the development of its properties;

•
the Compass JV’s ability to market and sell its oil, natural gas liquids and natural gas and its exposure to the credit risk of its customers and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that the Compass JV will be unable to identify or complete, or complete on economically attractive terms, the acquisition of additional properties;

•	the Compass JV's ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	the Compass JV's ability to effectively mitigate the impact of commodity price volatility from its cash flows with its hedging strategy;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of HGI Energy’s products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry, including acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to the Compass JV's gathering and transportation pipelines.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Legal Proceedings
See Note 14 to the Company’s Condensed Consolidated Financial Statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended June 30, 2014.

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

During the Fiscal 2014 Quarter, HGI did not sell any equity securities that were not registered under the Securities Act. On May 29, 2014, the HGI’s board of directors authorized a program to purchase up to $100.0 million of

HGI’s shares of common stock. The manner of purchase, the number of shares to be purchased and the timing of purchases will be based on the price of HGI's common stock, general business and market conditions and applicable legal requirements, and is subject to the discretion of HGI's management. The program does not require HGI to purchase any specific number of shares or any shares at all, and may be suspended, discontinued or re-instituted at any time without prior notice. On June 16, 2014, the HGI purchased 1,000,000 shares of common stock at a price of $12.10 per share.

During Fiscal 2014 Quarter, HGI converted a total of 279,999 shares of its Series A Participating Convertible Preferred Stock (“Series A Preferred Shares”) and a total of 94,985 shares of its Series A-2 Participating Convertible Preferred Stock, resulting in the issuance of an aggregate of 59,133,819 shares of the Company’s common stock.  Following such conversions, all rights of such preferred shareholders, including rights to dividends, terminated except that, in accordance with and for so long as required by the certificate of designation governing the Series A Preferred Shares, one Series A Preferred Share held by CF Turul will not be converted in order to preserve CF Turul’s continuing rights under the certificate of designation governing the Series A Preferred Shares. The Series A Preferred Share held by CF Turul is not entitled to receive any dividends and distributions. The shares issued upon conversion were issued pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”).

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

4.1
First Supplemental Indenture dated as of May 23, 2014, to the Indenture dated as of December 24, 2013, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2014 (File No. 001-04219)).

10.1
The Harbinger Group Inc. 2014 Warrant Plan (incorporated herein by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2014 (File No. 001-04219)).

10.2*	Common Stock Purchase Warrant Agreement, dated March 10, 2014, by and between Harbinger Group Inc. and Philip Falcone.

10.3*	Severance Agreement and Release effective as of June 13, 2014 by and between Harbinger Group Inc. and Michael Kuritzkes.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated	August 8, 2014	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)