Form 10-K
period 2014-09-30
HARBINGER GROUP INC.
filed 2014-11-21
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4219

Harbinger Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Park Avenue, 29th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 906-8555
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
450 Park Avenue, 30th Floor, 10022

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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2014, was approximately $708.7 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant.  Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the Company, as defined by applicable securities laws.
There were 201,005,504 shares of the registrant’s common stock outstanding as of November 17, 2014.
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to January 28, 2015.

HARBINGER GROUP INC.

PART I

Unless otherwise indicated in this annual report on Form 10-K (this “10-K”) or the context requires otherwise, in this 10-K, references to the “Company,” “HGI,” “we,” “us” or “our” refer to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in FIAM and Salus) and, where applicable, its consolidated subsidiaries; “FIAM” refers to Five Island Asset Management, LLC (formerly, HGI Asset Management, LLC), which holds our interest in CorAmerica Capital, LLC (“CorAmerica”), FIAM Capital Management, LLC (“Five Island”) and Energy & Infrastructure Capital, LLC (“EIC”); “Asset Managers” refers collectively to the business conducted by CorAmerica, FIAM, Five Island, EIC and Salus (each referred to individually as an “Asset Manager”); “Fiscal 2012” refers to the fiscal year ended September 30, 2012;“Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC, which holds our interests in Compass; “Compass” refers to our oil and gas business, which we conduct through Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and their subsidiaries; “EXCO” refers to EXCO Resources, Inc. and, where applicable, its consolidated subsidiaries ; “HGI Funding” refers to HGI Funding, LLC, and where applicable, its consolidated subsidiaries; “HGI Global” refers to HGI Global Holdings, LLC (which holds our interests in, among other things, Frederick’s of Hollywood Group Inc. (“FOH”)) and, where applicable, its consolidated subsidiaries; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; and “Stanley Black & Decker” refers to Stanley Black & Decker, Inc. For a glossary of certain defined terms relating to Compass’ operations, please see “Part I. Item 1. Business - Our Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” in this 10-K.

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HGI’s management and the management of HGI’s subsidiaries and affiliates (including target businesses). Generally, forward-looking statements include information concerning possible or assumed future actions, events, results, strategies and expectations and are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will” “could,” “might,” or “continues” or similar expressions. Factors that could cause actual results, events and developments to differ include, without limitation: the ability of HGI’s subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, HGI’s and its subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with HGI or HGI subsidiaries, completing future acquisitions and dispositions, litigation and other regulatory matters, potential and contingent liabilities, management’s plans, changes in regulations and taxes.
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

•
the impact of covenants in the indenture governing our 7.875% Senior Notes due 2019 (the “7.875% Notes”), the covenants in the indenture governing our 7.750% Notes due 2022 (the “7.750% Notes”), the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock (the “Certificate of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or any of them ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel, and regulatory matters with respect to our Chief Executive Officer and certain funds affiliated with the HCP Stockholders;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of claims or litigation arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;

•	our ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

•
the effect of price fluctuations in our common stock caused by general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly-held subsidiaries.

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the accuracy of FGL and Front Street’s assumptions and estimates;

•	the accuracy of FGL and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL and Front Street’s abilities to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

•
regulatory changes or actions, including those relating to regulation of financial services, affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of FGL and Front Street’s insurance subsidiaries to make cash distributions to FGL or Front Street, as applicable (including dividends or payments on surplus notes FGL’s subsidiaries issue to FGL);

•
the impact of FGL’s reinsurers failing to meet or timely meet their assumed obligations, increasing their reinsurance rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to FGL at consistent and economical terms;

•	restrictions on FGL’s ability to use captive reinsurers;

•	FGL being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of covenants in the indenture governing FGH’s $300 million 6.375% Senior Notes due 2021 (the “FGH Notes”);

•	the impact of interest rate fluctuations on FGL and Front Street;

•
the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on FGL and Front Street’s abilities to obtain capital and the value and liquidity of their investments;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of FGL’s products;

•	increases in FGL’s valuation allowance against FGL’s deferred tax assets, and restrictions on FGL’s ability to fully utilize such assets;

•
FGL or Front Street being the target or subject of, and FGL’s or Front Street’s ability to defend itself against, litigation (including class action litigation) and enforcement investigations or regulatory scrutiny;

•	the performance of third parties, including distributors, technology service providers, providers of outsourced services and FGL’s third-party asset managers;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	the continued availability of capital required for FGL and Front Street’s insurance subsidiaries to grow;

•	the impact on FGL’s or Front Street’s business of new accounting rules or changes to existing accounting rules;

•	the risk that FGL’s or Front Street’s risk management policies and procedures could leave FGL or Front Street exposed to unidentified or unanticipated risk;

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance, which may affect (among other things) FGL and Front Street’s abilities to sell their products, their abilities to access capital resources and the costs associated therewith, the fair value of their investments, which could result in impairments (including other-than-temporary impairments), and certain liabilities, an increase in lapse rates and decrease in the profitability of policies;

•	FGL’s ability to protect its intellectual property;

•	difficulties arising from FGL and Front Street’s outsourcing relationships;

•	the impact on FGL and Front Street of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

•	the adverse consequences if the independent contractor status of FGL’s independent insurance marketing organizations is successfully challenged;

•	the adverse tax consequence to FGL if FGL generates passive income in excess of operating expenses;

•	the operating and financial restrictions applicable to FGL and Front Street, which may prevent FGL from capitalizing on business opportunities;

•	the ability of FGL’s and Front Street’s and their subsidiaries’ abilities to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends;

•
the ability to maintain or obtain approval of the regulatory authorities, including the Iowa Insurance Division (“IID”) and the New York State Department of Financial Services (“NYDFS”) as required for FGL’s operations and those of its insurance subsidiaries;

•	FGL’s ability to attract and retain national marketing organizations and independent agents;

•	FGL’s and Front Street’s abilities to compete in highly-competitive industries and FGL’s ability to maintain competitive unit costs; and

•
the ability of Front Street to find opportunities with desired returns in primary markets, the failure of which could cause Front Street to turn to opportunities with more risk, such as foreign markets or other product markets, such as long-term care.

The Asset Managers
The Asset Managers’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	their respective abilities, as applicable, to recover amounts that are contractually owed to them by their borrowers;

•	their respective abilities to continue to find attractive business opportunities;

•	their respective abilities to address a number of issues to implement their strategies, grow their businesses and effectively manage their growth;

•	the impact on these businesses resulting from deterioration in economic conditions;

•	their respective abilities to compete with traditional competitors and new market entrants; and

•	their respective abilities to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions.

Compass
Compass’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	fluctuations in oil, natural gas liquids and natural gas prices sold by Compass;

•
changes in the differential between the New York Mercantile Exchange (“NYMEX”) or other benchmark prices of oil, natural gas liquids and natural gas and the reference or regional index price used to price Compass' actual oil and natural gas sales;

•	Compass’ ability to operate successfully as an independent business following the expiration of its transition services agreement with EXCO;

•	Compass’ ability to replace natural gas marketing services upon the expiration of the current arrangements with EXCO;

•	the impact of Compass' substantial indebtedness on its business, financial condition and results of operations;

•	Compass’ ability to acquire or develop additional reserves, accurately evaluate reserve data or the exploitation potential of its properties, and control the development of its properties;

•
Compass’ ability to market and sell its oil, natural gas liquids and natural gas and its exposure to the credit risk of its customers and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that Compass will be unable to identify or complete, or complete on economically attractive terms, the acquisition of additional properties;

•	Compass' ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	Compass' ability to effectively mitigate the impact of commodity price volatility from its cash flows with its hedging strategy;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of HGI Energy’s products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry, including acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to Compass’ gathering and transportation pipelines.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.         Business
OVERVIEW
HGI
We are a diversified holding company focused on acquiring businesses with attractive assets that we consider to be undervalued or fairly valued and growing our acquired businesses. Our principal holdings include the following assets: (i) Spectrum Brands, our subsidiary that provides global branded consumer products; (ii) FGL, our subsidiary that provides life insurance and annuity products; (iii) Front Street, our subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities; (iv) HAMCO, which, through its subsidiaries, the Asset Managers provides financing and engages in asset management across a range of industries; and (v) Compass, our subsidiary that is engaged in the business of owning, operating, acquiring, exploiting and developing conventional oil and natural gas assets.
We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 29th Floor, New York, New York 10022.
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
We intend to take an active approach to managing the businesses in which we acquire a controlling interest. Such activities may include assembling senior management teams with the expertise to operate the businesses, providing management of such businesses with specific operating objectives, acquiring or combining complementary businesses or expanding existing operations and developing strategies and objectives with respect to the capital structure of such businesses. We bring an owner’s perspective to our controlled businesses and we align our management teams’ incentives with our goals as long-term stockholders.
Competition
We believe that our access to the public capital markets may give us a competitive advantage over privately-held entities with whom we compete to acquire certain target businesses on favorable terms. We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy, we may consider raising additional capital through the issuance of equity or debt securities.
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having similar business objectives, such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors may possess greater human and other resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in contrast to our competitors.
Employees

At September 30, 2014, HGI employed 27 persons and HGI’s subsidiaries employed approximately 14,400 persons. In the normal course of business, HGI and its subsidiaries use contract personnel to supplement their employee base to meet business needs. As of September 30, 2014, none of HGI’s employees were represented by labor unions or covered by collective bargaining agreements. See the remainder of this report for additional information regarding the employees of HGI’s subsidiaries. HGI believes that its overall relationship with its employees is good.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.harbingergroupinc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Commission.
You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics, Code of Ethics for our Chief Executive and Senior Financial Officers and Executive Sessions policy are available at our website at www.harbingergroupinc.com under “Investor Relations-Corporate Governance.” Copies will also be provided to any HGI stockholder upon written request to Investor Relations, Harbinger Group Inc. at 450 Park Avenue, 29th Floor, New York, NY 10022 or via electronic mail at investorrelations@harbingergroupinc.com, or by contacting Investor Relations by telephone at (212) 906-8560. See “-Our Operating Subsidiaries-Spectrum Brands-Available Information” for additional information regarding Spectrum Brands and “-Our Operating Subsidiaries-FGL-Available Information” for additional information regarding FGL.

OUR OPERATING SUBSIDIARIES
Spectrum Brands
Spectrum Brands, a Delaware corporation and a subsidiary of HGI, is a diversified global branded consumer products company. SBI is a wholly owned subsidiary of Spectrum Brands. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2014, HGI owned approximately 58.7% of Spectrum Brands’ common stock.
Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellents and specialty pet supplies. Spectrum Brands also designs and markets rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Spectrum Brands also designs, markets and distributes a broad range of branded small household appliances and personal care products. Spectrum Brands also designs, manufactures, markets, distributes and sells certain hardware, home improvement and plumbing products, and is a leading U.S. provider of residential locksets and builders’ hardware and a leading provider of faucets. Spectrum Brands’ manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of Spectrum Brands’ rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.
Spectrum Brands sells products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands and under the Tetra, 8-in-1, Dingo, Nature’s Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands. Spectrum Brands also has patented technologies, such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.
Spectrum Brands’ diversified global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement.
Spectrum Brands’ chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) global batteries & appliances, which consists of its worldwide battery, electric shaving and grooming, electric personal care, and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) global pet supplies, which consists of its worldwide pet supplies business (“Global Pet Supplies”); (iii) home and garden business, which consists of its home and garden and insect control business (the “Home and Garden Business”); and (iv) hardware & home improvement, which consists of residential locksets and builders hardware and plumbing products (“Hardware & Home Improvement”). Spectrum Brands’ management reviews its performance based on these segments.

Spectrum Brands’ Products
Spectrum Brands competes in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement. Spectrum Brands’ broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers, hearing aid batteries, other specialty batteries and portable lighting products;

•	small appliances, including small kitchen appliances and home product appliances;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	electric shaving and grooming devices;

•	electric personal care and styling devices;

•	home and garden control products, including household insect controls, insect repellents and herbicides; and

•	hardware and home improvement products, including residential locksets, builders hardware and plumbing products.

Net sales of each product category sold, as a percentage of net sales of Spectrum Brands’ consolidated operations, is set forth below.

	Percentage of Total Consumer Products Net Sales for the Fiscal Year Ended September 30,
	2014	2013	2012
Hardware and home improvement products	26%	21%	—%
Consumer batteries	22%	23%	29%
Small appliances	16%	18%	24%
Pet supplies	14%	15%	19%
Home and garden control products	10%	10%	12%
Electric personal care products	6%	6%	8%
Electric shaving and grooming products	6%	7%	8%
	100%	100%	100%

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
Furthermore, Spectrum Brands provides kitchen, bath and shower faucets, as well as other plumbing products through its Pfister brand. Pfister seeks to differentiate itself from competition through its breadth of styles and finishes designed to meet consumer, plumber, and builder needs.
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
Spectrum Brands’ other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment, medical instruments and “on-the-go” charges.

Spectrum Brands also offers a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. Spectrum Brands sells its portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.

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
Pet Supplies
In the pet supplies product category, Spectrum Brands markets and sells a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. Spectrum Brands has a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Spectrum Brands also sells a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories, including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles.
Home and Garden Control Products
In the home, lawn and garden products category Spectrum Brands currently sells and markets a variety of leading insect and weed control products, including household insecticides, insect repellents, and lawn insect and weed control solutions. Spectrum Brands offers a broad array of household pest control solutions, such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Spectrum Brands also offers rodent traps and rodenticides with discreet designs that are easy to refill and reuse.
Spectrum Brands has positioned itself as the value alternative for consumers who want products that deliver powerful performance at an exceptional value.
Electric Shaving and Grooming Products
Spectrum Brands markets and sells a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.
Electric Personal Care Products
Spectrum Brands’ electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.
Sales and Distribution
Spectrum Brands sells its products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Its sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products that Spectrum Brands markets have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of its sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Spectrum Brands’ sales to Wal-Mart represented approximately 16% of its consolidated net sales for Fiscal 2014. No other customer accounted for more than 10% of its consolidated net sales in Fiscal 2014.
Manufacturing, Raw Materials and Suppliers
The principal raw materials used in manufacturing Spectrum Brands’ products, such as zinc, electrolytic manganese dioxide, brass and steel, are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Spectrum Brands has regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs it expects to incur over the next 12 to 24 months.
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
In Spectrum Brands’ fiscal years ended September 30, 2014, 2013 and 2012, it invested $47.9 million, $43.3 million and $33.1 million, respectively, in product research and development.
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
Spectrum Brands also uses and maintains a number of trademarks in its business, including RAYOVAC, REMINGTON, VARTA, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, SPECTRACIDE, CUTTER, HOT SHOT, GARDEN SAFE, REPEL, GEORGE FOREMAN, RUSSELL HOBBS, FARBERWARE, TOASTMASTER, BLACK & DECKER, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE AND PFISTER. Spectrum Brands seeks trademark protection in the U.S. and in foreign countries, including by means of registration.
As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to Spectrum Brands and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc. (“Johnson Controls”), Spectrum Brands acquired rights to the VARTA trademark in the consumer battery category and Johnson Controls acquired rights to the trademark in the automotive battery category. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trademark with micro batteries. Spectrum Brands is party to a Tradmark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.
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
Spectrum Brands licenses the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In July 2014, Sectrum Brands and The Black & Decker Corporation (“BDC”) extended the trademark license agreement through December 2018. Under the agreement as extended, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the end of the transition period following termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.
Spectrum Brands owns the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith. Spectrum Brands also owns a 56% interest in Shaser Biosciences, Inc., which owns the patented technology that is used in its i-Light product line.
Competition
In Spectrum Brands’ retail markets, it competes for limited shelf space and consumer acceptance. Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies.
The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (“Energizer”) (manufacturer/seller of the Energizer brand); the manufacturer/seller of the Duracell brand; and Matsushita (manufacturer/seller of the Panasonic brand). Spectrum Brands also faces competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.
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
Competition within the hardware and home improvement industry varies based on location and product segment. The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand and private label import brands such as Defiant and Gatehouse. Major competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, The Home Depot and Lowe’s private label brands, respectively.
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
Spectrum Brands’ primary competitors in the electric shaving and grooming product category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of The Procter & Gamble Company (“Procter & Gamble”), which sells and markets foil shavers. Through its Remington brand, Spectrum Brands sells both foil and rotary shavers.
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
Seasonality
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum Brands’ third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small Appliances sales peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season.
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
Spectrum Brands has been, and in the future may be, subject to proceedings related to its disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which Spectrum Brands is held responsible as a result of its relationships with such other parties. In the U.S., these proceedings are under the Federal Comprehensive

Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. Spectrum Brands occasionally is identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where Spectrum Brands has been notified of its status as a potentially responsible party, it is either premature to determine whether its potential liability, if any, will be material or Spectrum Brands does not believe that its liability, if any, will be material. Spectrum Brands may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to it, and the costs and liabilities associated with these sites may be material.
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $4.6 million for estimated liabilities at September 30, 2014 should not be material to its business or financial condition.
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
Employees
Spectrum Brands had approximately 13,400 full-time employees worldwide as of September 30, 2014. Approximately 15% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are four collective bargaining agreements that will expire during Spectrum Brands’ fiscal year ending September 30, 2015, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 7% of its total labor force. Spectrum Brands believes that its overall relationship with its employees is good.
Available Information
For information regarding Spectrum Brands, see the remaining section of this report. Interested parties may also read Spectrum Brands’ Annual Report on Form 10-K for Fiscal 2014, a copy of which may be obtained on the SEC’s website.
Spectrum Brands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through Spectrum Brands’ website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission.
The information on Spectrum Brands’ website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI or Spectrum Brands makes with the Commission and Spectrum Brands’ reports are not and shall not be deemed to be part of this report. You may read and copy any materials Spectrum Brands files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website that contains Spectrum Brands’ reports, proxy statements and other information at www.sec.gov.
FGL
FGL, a Delaware corporation and subsidiary of HGI, is a provider of various types of fixed annuities and life insurance products in the U.S. Based in Des Moines, Iowa, and Baltimore, Maryland, FGL operates its annuity and life insurance operations in the U.S. through its subsidiaries FGH, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). For over 50 years, FGL has been helping middle-income Americans prepare for retirement and unexpected loss of life. FGL’s focus on the middle-income market gives it access to significant, underserved market niches and drives FGL’s product development. As of September 30, 2014, FGL had approximately 700,000 policyholders counting on the safety and protection features of FGL’s fixed annuity and life insurance products, and FGL constantly seeks to innovate its products to meet their evolving needs.
FGL offers various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which FGL’s customers rely on for principal protection and predictable income streams. In addition, FGL’s life insurance products provide its customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, FGL’s most popular products are fixed-indexed annuities (“FIAs”), which provide its customers with interest tied to the performance of the stock market, while limiting the risk of losing money should the stock market decline. FGL believes this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, FGL also sells indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2014, FIAs generated approximately 66% of FGL’s total sales and 32% of its sales were generated from other fixed annuities. FGL’s fixed-indexed products, such as FIAs tie contractual returns to specified market indices, such as the Standard & Poor’s 500 Index (the “S&P 500 Index”). The benefit of FIAs to FGL’s customers is to provide a portion of the gains of an underlying market index without the risk of losing the original principal. FGL invests the fixed annuity premium in fixed-income securities and hedges its risk, predominantly using call options on the S&P 500 Index, and passes through a portion of the returns of the market index to FGL’s policyholders. The majority of FGL’s products contain provisions that permit it to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, FGL’s annuity contracts generally either cannot be surrendered or include surrender charges that discourage early withdrawals.
FGL offers its products through a network of approximately 200 independent insurance marketing organizations (“IMOs”) that in turn represent an estimated 25,000 independent agents.
Strategy
FGL seeks to grow its business by pursuing a set of short-, medium- and long-term efforts aimed at delivering sustainable and profitable growth for shareholders. Its main strategies include:

•
Increase Sales in FGL’s Existing Market. FGL believes that increasing demand for retirement and principal protection products combined with an evolving competitive landscape present FGL with significant opportunities to grow sales with the market. FGL will continue to pursue opportunities to increase shelf space in the IMO market.

•	Expand the Types of Products FGL Sells. FGL also expects to develop and distribute new products that will address important unmet needs of middle-income households and a growing senior population.

•
Diversify FGL’s Distribution Channels. FGL will leverage its strong capital position and target higher ratings to develop broader relationships with broker-dealers, banks and financial planning professionals, thereby increasing the ways in which FGL reaches its customers and eventually reaching its customers directly. Effective implementation will require phased investment over a number of years in institutional relationships, systems, marketing, wholesaling and product development.

•
Selectively Pursue Acquisitions. Although acquisitions are not the primary focus of FGL’s current business strategy, FGL actively monitors the life insurance and annuity markets for opportunities to acquire businesses, that are compatible with FGL’s existing operations. FGL also looks for opportunities to acquire seasoned blocks of in-force business with measurable experience, which can help leverage its existing operational and corporate structures to generate enhanced returns on invested capital.

•
Bottom-line, Profit-oriented Objectives. FGL focuses on initiatives that it expects will deliver target profits and avoid markets and products when industry pricing makes it difficult to achieve targeted profit margins.

Competition

FGL’s ability to compete is dependent upon many factors which include, among other things, FGL’s ability to develop competitive and profitable products, its ability to maintain stable relationships with its contracted IMOs, its ability to maintain low unit costs and its maintenance of adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of FGL’s products and services.

Products
FGL’s experience in designing and developing annuities and life insurance products is expected to allow it to continue to introduce innovative products and solutions designed to meet customers’ changing needs.

FGL’s current most popular product line is FIAs. Most FIAs have two phases: (i) accumulation; and (ii) distribution or payment. During accumulation, a policyholder’s money is credited with interest linked to an index, but never less than zero. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase. During the distribution or payout phase, the policyholder will receive money from the annuity. The policyholders are guaranteed minimum values based on state regulation.
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
The value to the contractholder of an FIA contract is equal to the sum of deposits paid, premium bonuses (described below), index credits, up to a cap and a participation rate based on the annual appreciation (based in certain situations on annual point-to-point, monthly point-to-point or monthly average calculations) in a recognized market index less any fees for riders. Caps generally range from 3.0% to 6.0% when measured annually and 1.0% to 3.0% when measured monthly and participation rates generally range from 30.0% to 100.0% of the performance of the applicable market index. The cap can be reset annually. Certain riders allow for a contractholder to increase their cap for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 88% of the FIA sales for Fiscal 2014 involved “premium bonuses” or vesting bonuses. For premium bonuses, FGL increased the initial annuity deposit by a specified premium bonus of 2.0% to 4.0% and a vesting bonus of 2.0% to 10.0%. The vesting bonuses are earned over time, which increases the account value when the bonus is settled. FGL made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
During Fiscal 2014, over 29% of FGL’s FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value, as defined in the FIA contract rider. Typically this accumulates for 10 years at a guaranteed rate of 4.00% to 7.25%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that FGL offers include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0.10% to 1.05%.

Fixed Rate Annuities
Fixed-rate annuities include annual-reset and multi-year rate guaranteed policies. Fixed-rate annual-reset annuities issued by FGL have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL has the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed-rate multi-year guaranteed annuities (“MYGAs”) are similar to fixed-rate annual-reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at FGL’s discretion. For Fiscal 2014, FGL sold $33.1 million in fixed-rate annual-reset annuities. For Fiscal 2014, FGL sold $ 675.2 million of fixed-rate MYGAs. As of September 30, 2014, crediting rates on outstanding: (i) single-year guaranteed annuities generally ranged from 1.5% to 6.0%; and (ii) MYGAs ranged from 1.0% to 6.0%. The average crediting rate on all outstanding fixed-rate annuities at September 30, 2014, was 3.5%.
As of September 30, 2014, the distribution of the annuity account values by crediting rate was as follows:

(dollars in millions)
Crediting Rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account Value	$24.3	$188.3	$2,101.8	$633.1	$147

Withdrawal Options for Deferred Annuities
After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10.0% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 9.0% to 17.5% of the contract value for FIAs and 9.0% to 14.0% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 7.6% for FGL’s FIAs and 4.9% for FGL’s fixed rate annuities as of September 30, 2014.

The following table summarizes FGL’s deferred annuity account values and surrender charge protection as of September 30, 2014:

	Fixed and Fixed-Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
	(Dollars in millions)
SURRENDER CHARGE EXPIRATION BY YEAR:
Out of Surrender Charge	$1,738.3	13.7%	—%
2014	174.0	1.4%	4.4%
2015-2016	1,780.0	14.1%	4.7%
2017-2018	2,774.5	21.9%	8.1%
Thereafter	6,176.3	48.9%	12.1%
	$12,643.1	100.0%
The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a GMWB. These riders provide a GMWB, regardless of index performance, for the life of the contract.
Immediate Annuities
FGL also sells Single Premium Immediate Annuities (or “SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.
The following table presents the deposits (also known as “sales”) on annuity policies issued by FGL for Fiscal 2014, Fiscal 2013 and Fiscal 2012, as well as reserves required by accounting principles generally accepted in the United States of America (“U.S. GAAP,” and such reserves, “U.S. GAAP Reserves”) as of Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	September 30, 2014		September 30, 2013		September 30, 2012
(dollars in millions)	Deposits on Annuity Policies	GAAP Reserves	Deposits on Annuity Policies	GAAP Reserves	Deposits on Annuity Policies	GAAP Reserves
Products
Fixed Indexed Annuities	$1,451.4	$10,766.6	$983.1	$9,985.9	$1,614.2	$9,893.2
Fixed Rate Annuities	707.9	3,192.3	38.0	2,708.2	64.5	2,964.2
Single Premium Immediate Annuities	9.7	3,201.6	7.3	3,491.6	7.8	3,583.1
Total	$2,169.0	$17,160.5	$1,028.4	$16,185.7	$1,686.5	$16,440.5

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
Almost all of the life insurance policies in force, except for the return of premium benefits on life insurance products, as of the date of the FGH Acquisition (as defined below) are subject to a reinsurance arrangement with Wilton Reassurance Company (“Wilton Re”). See “-Reinsurance-Wilton Re Transaction.”

Distribution
The sale of FGL’s products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMO, with whom FGL Insurance contracts, recruits large numbers of agents to its firm and provides training in return for exclusive sales agreements, in most cases, with FGL Insurance. The IMOs will usually sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO will discuss product options over the phone with agents about to meet with clients. The IMO staff will also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent will conduct a fact find and present suitable product choices to the customers. FGL monitors each distribution partner for pricing metrics, mortality, and persistency, as well as market conduct and suitability.
Within this business model, FGL offers its products through a network of approximately 200 IMOs, representing approximately 25,000 agents, and identifies its most important IMOs (those who are able to meet certain production targets and qualify for extra-contractual production bonuses) as “Power Partners.” FGL currently has 26 Power Partners, comprised of 16 annuity IMOs and 10 life insurance IMOs. During Fiscal 2014, these Power Partners accounted for approximately 85% of FGL’s annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12 years.
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
The top five states for the distribution of FGL Insurance’s products in 2014 were California, Texas, Florida, New Jersey and Michigan, which together accounted for nearly 50% of FGL Insurance’s premiums.
Investments
FGL embraces a long-term, conservative investment philosophy, investing nearly all the insurance premiums it receives in a wide range of fixed-income, interest-bearing securities.
FGL’s employees manage the bulk of the investment portfolio, and with respect to certain asset classes, FGL utilizes experienced third-party companies, as well as certain of FGL’s affiliates. As of September 30, 2014, 63.6% of FGL’s $17.4 billion fixed-maturity investment portfolio was managed by its employees, with the 36.4% balance managed by third parties. FGL’s investment strategy is designed to (i) achieve strong absolute returns; (ii) provide consistent yield and investment income; and (iii) preserve capital.
In addition to active management of assets, FGL’s Investments department is also responsible for defining portfolio strategy, managing FGL’s asset/liability profile and hedging FGL’s product guarantees. FGL also leverages the risk management and capital markets experience of HGI and its affiliates to add value to FGL’s investment activities.
The types of assets in which FGL may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, FGL establishes conservative risk thresholds, which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes.
FGL’s investment portfolio consists of high-quality, fixed-maturity investments, including publicly-issued and privately-issued corporate bonds, municipal and other government bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securites (“CMBS”). FGL also maintains holdings in floating-rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is FGL’s expectation that its investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers, such as commercial mortgage loans. FGL also has a small amount of equity holdings through its funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, FGL continued to reduce its public bond exposure as it sought to establish exposure to high-grade bonds, which has allowed FGL to improve portfolio diversification and bondholder protection through more stringent covenants. Working with its internal asset management team and third-party asset managers, FGL has also broadened the portfolio’s exposure to U.S. dollar-denominated, emerging-market bonds and highly-rated preferred stocks and hybrid securities.

As a result of these portfolio repositionings, FGL currently maintains what it believes to be a well matched asset/liability profile and a large exposure to less rate-sensitive assets.
FGL believes its investment portfolio is well positioned for the current investment environment. FGL intends to maintain a defensive duration posture to provide for increased investment flexibility as rates rise.

Derivatives
FGL’s FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. FGL purchases derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders’ contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one-, two- or three-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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
FGL outsources its new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc., a subsidiary of Dell Inc. (“Transaction Group”). Under this arrangement, Transaction Group manages all of FGL’s call center and processing requirements. FGL’s current agreement expires in June 2016.
FGL has partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to implement FGL’s life insurance underwriting policies. Under the terms of the arrangement, Hooper Holmes has assigned FGL a team of underwriters with Fellow Life Management Institute designations. Underwriting guidelines for each product are established by FGL’s Chief Underwriting Officer in collaboration with FGL’s actuarial department. FGL’s Chief Underwriting Officer and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by FGL’s Chief Underwriting Officer, as well as the Hooper Holmes’ lead underwriter. Every three years, underwriting audits are conducted by FGL’s reinsurers. FGL believes that it has a good relationship with its principal outsource service providers.

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
As of September 30, 2014, Moody’s Investors Service (“Moody’s), Fitch Ratings Inc. (“Fitch”), Standard & Poor's Ratings Services (“S&P”) and A.M. Best Company (“A.M. Best”) issued financial strength credit and/or ratings and outlook statements regarding FGH and its wholly-owned insurance subsidiaries, FGL Insurance and FGL NY Insurance. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating agency.
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a “stable” outlook to indicate that the rating is not expected to change, but a “stable” outlook does not preclude a rating agency from changing a rating at any time without notice.
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
Potential Impact of a Ratings Downgrade
Under certain derivative agreements on forms promulgated by the International Swaps and Derivatives Association, Inc. (“ISDA”), FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of September 30, 2014, the amount at risk for ISDA agreements which could be terminated based upon FGL’s current ratings was $296.3 million, which equals the fair value to FGL of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero.
In certain transactions, FGL and the applicable counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and September 30, 2013, $188.0 million and $72.0 million, respectively, of collateral were posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 million and $149.8 million at September 30, 2014 and September 30, 2013, respectively.
If FGL Insurance or FGL NY Insurance held net short positions against a counterparty, and the applicable subsidiary’s financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of FGL’s derivatives as of September 30, 2014 and 2013, FGL holds no net short positions against a counterparty; therefore, there is currently no potential exposure for FGL to post collateral.

Risk Management
Risk management is a critical part of FGL’s business. FGL seeks to assess risk to its business through a formalized process involving: (i) identifying short-term and long-term strategic and operational objectives; (ii) utilizing risk identification tools to examine events that may prevent FGL from achieving goals; (iii) assigning risk identification and mitigation responsibilities to individual team members within functional groups; (iv) analyzing the potential qualitative and quantitative impact of individual risks; (v) evaluating risks against risk tolerance levels to determine which risks should be mitigated; (vi) mitigating risks by appropriate actions; and (vii) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is assigned first to FGL’s management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audits and the board of directors.
The Fidelity & Guaranty Acquisition
On April 6, 2011, pursuant to the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by and between FGL and OM Group (UK) Limited (“OMGUK”), FGL acquired from OMGUK all of the outstanding shares of capital stock of FGH and certain intercompany loan agreements between OMGUK, as lender, and FGH, as borrower, in consideration for $350.0 million. The F&G Stock Purchase Agreement provided that, subject to certain conditions described further herein, the $350.0 million purchase price may be reduced by up to $50.0 million post-closing (the “FGH Acquisition”). Following the consummation of the FGH Acquisition, FGH became FGL’s wholly owned subsidiary and FGL Insurance and FGL NY Insurance became wholly owned subsidiaries of FGH. FGL Insurance and FGL NY Insurance are FGL’s principal insurance companies.
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
In instances where FGL is the ceding company, FGL pays a premium to a reinsurer in exchange for the reinsurer assuming a portion of FGL’s liabilities under the policies issued by FGL. Use of reinsurance does not discharge FGL’s liability as the ceding company because FGL remains directly liable to its policyholders and is required to pay the full amount of its policy obligations in the event that its reinsurers fail to satisfy their obligations. FGL collects reinsurance from its reinsurers when it pays claims on policies that are reinsured. In instances where FGL assumes reinsurance from another insurance company, FGL accepts, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
FGL monitors the credit risk related to the ability of its reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, FGL generally diversifies its exposures among many reinsurers and limits the amount of exposure to each based on financial strength ratings.
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly-owned subsidiary, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the FGH Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal and interest-sensitive life insurance policies.

Wilton Re’s reinsurance of such FGL Insurance policies has not extinguished FGL Insurance’s liability with respect to such business because FGL Insurance remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with Front Street Re (Cayman) Ltd., an exempted company incorporated under the laws of the Cayman Islands and subsidiary of HGI (“Front Street Cayman”), which, at the time, was an indirectly wholly-owned subsidiary of FGL. Pursuant to the Cayman Reinsurance Agreement, on December 31, 2012, Front Street Cayman reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities (as of the effective date of the Cayman Reinsurance Agreement) representing approximately $1.5 billion of annuity liabilities. As of September 30, 2014, ceded reserves are $1.3 billion. Under the terms of the Cayman Reinsurance Agreement, Front Street Cayman paid an initial ceding allowance of $15.0 million, which was determined to be fair and reasonable according to an independent third-party actuarial firm. The Cayman Reinsurance Agreement is on a “funds-withheld” basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. The effects of this transaction were eliminated in FGL’s consolidated financial statements for the period January 1, 2013 through August 9, 2013.
In connection with the Cayman Reinsurance Agreement, on December 31, 2012, FIAM, FGL Insurance and Front Street Cayman entered into an Investment Management Agreement (the “Front Street/FIAM Agreement”). Pursuant to the Front Street/FIAM Agreement, FIAM manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Cayman Reinsurance Agreement. Such assets are held by FGL Insurance in a segregated, funds-withheld account and are invested in accordance with FGL’s existing guidelines.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with Front Street Cayman, whereby FGL Insurance ceded 30% of its September 17, 2014 “in-force” and any new business of its MYGA block of business on a funds-withheld basis. Under the terms of the agreement, no initial ceding commission was paid, as all of the underlying business is new business.
The CARVM Facility
Life insurance companies operating in the U.S. must calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves. The industry has reduced or eliminated redundancies, thereby increasing capital using a variety of techniques, including reserve facilities.
On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company (“Raven Re”), a wholly-owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295.0 million letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6.3 million. As of September 30, 2014, there was $251.3 million available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of September 30, 2014, Raven Re’s statutory capital and surplus was $3.5 million in excess of the minimum level required under the Reimbursement Agreement.

Regulation
Overview
FGL Insurance, FGL NY Insurance and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the U.S., except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the Raven Reinsurance Agreement. Following its redomestication to Iowa, FGL Insurance’s principal insurance regulatory authority is the IID. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The NYDFS regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
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
The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the “Model

Audit Rule”) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGL Insurance and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance or FGL NY Insurance’s practices, that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The Maryland Insurance Administration (the “MIA”) completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements, as filed. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012.
Additionally, the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012 and found no material deficiencies and proposed no adjustments to the financial statements, as filed.
Going forward, FGL Insurance will be subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
Dividend and Other Distribution Payment Limitations
Iowa insurance law and New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Each year, FGL Insurance and FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Insurance Commissioner (“Iowa Commissioner”) or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL Insurance and FGL NY Insurance must provide advance written notice to the Iowa Commissioner or the NYDFS, respectively.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of: (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as “extraordinary,” and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
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
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements. Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve FGL’s financial strength ratings. FGL’s historical RBC ratios are presented in the table below.

RBC Ratio
As of:
December 31, 2013	423%
December 31, 2012	406%
December 31, 2011	371%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships, or tests, known as the Insurance Regulatory Information System (“IRIS”), to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2013, FGL Insurance had two ratios outside the usual range, FGL NY Insurance had three ratios outside the usual range, and Raven Re had three ratios outside the usual range. There were two different IRIS ratios as to which FGL Insurance and FGL NY Insurance and Raven Re fell outside the usual range, including: change in premium and change in reserving ratio. In addition, FGL NY Insurance and Raven Re’s adequacy of investment income also fell outside of the usual range.
FGL does not anticipate regulatory action as a result of the 2013 IRIS ratio results. In all instances in prior years, regulators have been satisfied, upon follow-up, that no regulatory action was required. FGL Insurance, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios.
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

Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are: (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account, with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer; and (iii) a “funds-withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer,” whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.
Insurance Holding Company Regulation
As the parent company of FGL Insurance and the indirect parent company of FGL NY Insurance, FGL and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish, on an annual basis, financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HGI, FGL, FGH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of HGI’s voting securities or that of FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
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
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of ten ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations to which it is subject will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. FGL believes that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2014 complied in all material respects with such regulations.
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
The Dodd-Frank Act
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, its competitors or those entities with which FGL does business, including, but not limited to:

•	the establishment of federal regulatory authority over derivatives;

•	the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms;

•	the establishment of the Federal Insurance Office;

•	changes to the regulation of broker dealers and investment advisers;

•	changes to the regulation of reinsurance;

•	changes to regulations affecting the rights of shareholders;

•	the imposition of additional regulation over credit rating agencies;

•	the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and

•	the clearing of derivative contracts.
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, FGL’s competitors or those entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including, but not limited to:

•	placing FGL at a competitive disadvantage relative to its competition or other financial services entities;

•	changing the competitive landscape of the financial services sector or the insurance industry;

•	making it more expensive for FGL to conduct its business;

•	requiring FGL to reallocate significant company resources to government affairs;

•	increasing FGL’s legal and compliance-related activities and the costs associated therewith; or

•	otherwise having a material adverse effect on the overall business climate, as well as FGL’s financial condition and results of operations.
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGL Insurance and FGL NY Insurance remains unclear.
ERISA
FGL may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers, with respect to the assets of such plans, and holds fiduciaries liable if they fail to satisfy fiduciary standards of conduct. Generally, FGL maintains policies and procedures that are intended to limit the circumstances under which FGL or any insurance subsidiary could be deemed a fiduciary with respect to plans covered by ERISA and/or the Code, or to the extent that they may be deemed to have such fiduciary status, to ensure compliance with applicable requirements of ERISA and/or the Code.
In 1993, the U.S. Supreme Court issued an opinion in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank, holding that certain contractholder funds held by John Hancock Mutual Life Insurance Company in its general account under a participating group annuity contract were “plan assets,” and therefore, subject to ERISA’s fiduciary provisions. However, under Section 401(b)(2) of ERISA, if an insurance company issues a guaranteed benefit policy to a plan, the assets of the plan are deemed to include the policy, but do not, solely by reason of the issuance of the policy, include any assets of the insurance company. Section 401(b)(2)(B) of ERISA defines the term “guaranteed benefit policy” to mean an insurance policy or contract, to the extent such policy or contract provides for benefits the amount of which is guaranteed by the insurer. FGL and its insurance subsidiaries intend that their annuity contracts and life insurance policies qualify as guaranteed benefit policies as defined by Section 401(b)(2)(B) as further interpreted by court decisions and the U.S. Department of Labor (the “DOL”).
Employees
As of September 30, 2014, FGL had approximately 200 employees. As of September 30, 2014, none of FGL’s employees were represented by labor unions or covered by any collective bargaining agreements. FGL believes that its overall relationship with its employees is good.
Available Information
For information regarding FGL see the remaining section of this report. Interested parties may also read FGL’s Annual Report on Form 10-K for Fiscal 2014, a copy of which may be obtained on the SEC’s website.
FGL’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available free of charge on or through the “Investor Relations” portion of FGL’s Internet website, home.fglife.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

The information on FGL’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HGI or FGL makes with the SEC and FGL’s reports are not and shall not be deemed to be part of this report. You may read and copy any materials FGL files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains FGL’s reports and other information at www.sec.gov.
Front Street
Business
Front Street, a Delaware corporation and a subsidiary of HGI, holds all of the equity of Front Street Re Ltd., a Bermuda company (“Front Street Bermuda”) and Front Street Cayman an exempted company incorporated under the laws of the Cayman Islands and subsidiary of HGI. Front Street Bermuda was formed in March 2010 to act as a long-term reinsurer. Front Street Cayman was formed in the Cayman Islands and on October 24, 2012, received from the Cayman Islands Monetary Authority a license to carry on business as an Unrestricted Class “B” Insurer that permits Front Street Cayman to conduct offshore direct and reinsurance business. Front Street Bermuda and Front Street Cayman intend to enter into asset-intensive, long-duration, life and annuity liability reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.
Front Street intends to focus primarily on life and annuity reinsurance products, including:

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

On December 31, 2012, FGL Insurance entered into the Cayman Reinsurance Agreement with Front Street Cayman. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsures approximately 10%, or approximately $1.5 billion of FGL’s policy liabilities as of the effective date of the treaty. Under the terms of the agreement, Front Street Cayman paid FGL an initial ceding allowance of $15.0 million.
Additionally, in connection with the Cayman Reinsurance Agreement, on December 31, 2012, FIAM, FGL Insurance and Front Street Cayman entered into the Front Street/FIAM Agreement. Pursuant to the Front Street/FIAM Agreement, FIAM manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Cayman Reinsurance Agreement. Such assets are held by FGL Insurance in a segregated, funds-withheld account and are invested in accordance with FGL’s existing guidelines.
On December 18, 2013, Front Street Cayman closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $160 million of its annuity business to Front Street Cayman. The agreement, which was approved by the State of Florida Office of Insurance Regulation, is retroactive to November 30, 2013, and was Front Street Re’s inaugural reinsurance transaction with a non-affiliated party.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with Front Street Cayman, whereby FGL Insurance ceded 30% of its September 17, 2014 “in-force” and any new business of its MYGA block of business on a funds-withheld basis. Under the terms of the agreement, no initial ceding commission was paid, as all of the underlying business is new business.
Competition
The reinsurance industry is highly competitive. Front Street competes with major reinsurers, most of which are well established and have significant operating histories, strong financial strength ratings and long-standing client relationships.

Front Street’s competitors include Athene Life Re Ltd., Global Atlantic Financial Group Limited, Guggenheim Life and Annuity Company, Reinsurance Group of America, Incorporated, Beechwood Reinsurance, Ltd., Legal & General Reinsurance Company Ltd., and Resolution Life Holdings, Inc., as well as smaller companies and other niche reinsurers. We directly compete with these larger companies due to the breadth of their coverage across the reinsurance market in substantially all lines of business.

Strategy
Front Street aims to build a flexible and diversified portfolio of reinsurance risk exposures by pursuing a broad range of life and annuity reinsurance opportunities, with returns commensurate with the amount of risk assumed. Front Street also conducts hedging and other investment activities, including investing in insurance-linked securities, in support Front Street’s operations. Front Street uses risk management techniques to monitor correlation risk, and seeks to enhance its underwriting returns through careful risk selection, using advanced capital allocation methodologies. Front Street may, from time to time, selectively pursue other opportunities, including debt or equity financings or acquisitions, which it finds to be strategically advantageous or complementary to its existing operations.
HAMCO
HAMCO, a Delaware limited liability company and subsidiary of HGI, is the holding company by which HGI holds its interests in the Asset Managers.
Salus
Salus, a Delaware limited liability company and subsidiary of HAMCO, is a direct originator of secured asset-based loans to the middle market across a variety of industries. Salus commenced operations in December 2011 and finances loan commitments that typically range from $5 to $50 million, with the ability to lead and agent larger transactions. The Salus platform may also serve as an asset manager to certain institutional investors, such as community and regional banks, insurance companies, family offices, private equity funds and/or hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. The Salus loans are funded through capital commitments from Salus equity, funds committed by FGL and Front Street as participants and funds committed by Salus’ CLO. As of September 30, 2014, Salus has funded loans totaling $811.6 million aggregate principal amount outstanding on a consolidated basis. Salus and Salus Capital Partners II, LLC, a subsidiary of Salus, are registered as investment advisers with the SEC, and as such, file reports with the SEC. Interested parties may review such filings by visiting the SEC’s website.
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. Collateral is viewed as the primary source of repayment, while a borrower’s creditworthiness is viewed a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. As of September 30, 2014, none of these loans were delinquent.

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

Also in February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation (“CLO”) vehicle providing for the issuance of up to $250.0 million in collateralized obligations, initially funded with $175.5 million of the asset-based loans that Salus had originated through that date. In September 2013, $25 million of this issuance was redeemed when Salus announced the closing of an additional $325.0 million note issuance by the CLO, bringing the aggregate amount of notes issued by the CLO to $550.0 million. In connection with this transaction, Salus and its affiliates committed and funded the CLO with an additional $166.9 and $136.5 million, respectively.

Five Island
Five Island, a Delaware limited liability company and subsidiary of FIAM, is a high-yield asset management firm. Five Island commenced operations in 2013 and pursues a below-investment-grade credit strategy that seeks to achieve strong, risk-adjusted returns through a fundamental, high-conviction approach to security selection.

CorAmerica
CorAmerica, a Delaware limited liability company and an investee of FIAM, is a commercial real estate lender which originates and acquires both senior and subordinated mortgage loans for commercial and multi-family properties located in the U.S. CorAmerica commenced operations in 2009 and originates and acquires loans on various types of income-producing properties, including apartments, industrial properties, manufactured housing, mixed-use properties, office buildings and retail properties. In May 2014, FIAM, a wholly-owned subsidiary of HGI, entered into an agreement to acquire a controlling interest in CorAmerica. As part of the transaction, FIAM acquired a 17.0% member interest and the right to appoint three of five members of CorAmerica's board of directors. Pursuant to the terms of the agreement, and subject to certain repurchase covenants which would give the CorAmerica founders the right to repurchase their interests, FIAM is required to acquire an additional 34.0% in May 2015.

EIC

EIC, a Delaware limited liability company and subsidiary of FIAM, is a debt capital investment manager specializing in direct lending to companies in the global energy and infrastructure sectors. EIC commenced operations in April 2014 and brings together capital, domain expertise and investment experience to structure customized financing solutions.
EIC offers a range of investment products and works with customers to develop tailored financing solutions, principally through the origination of loans. Some of the debt instruments EIC offers include investment-grade private placement bonds and loans, reserve-based lending, project finance bonds and term loans, first or second lien institutional term loans, unitranche loans, mezzanine loans and bridge loans.
Competition

The Asset Managers face intense competition from other companies engaged in lending and other investment-focused businesses. Many of the Asset Managers’ competitors are well established and have extensive experience in these areas. Such competitors may possess greater human, financial and other resources than the Asset Managers. Any of these factors may place any of the Asset Managers at a competitive disadvantage in contrast to their competitors.

Strategy
Each Asset Manager seeks to grow its respective business sustainably and profitably, by focusing on its core area of expertise, while also, from time to time, pursuing additional opportunities that they may consider to be strategically advantageous or complementary to their existing operations. They may also seek additional capital through debt or equity financing activities and may, from time to time, selectively pursue acquisitions that are compatible with their existing operations.
Employees
As of September 30, 2014, HAMCO had approximately 78 employees, including approximately: 46 for Salus; 5 for Five Island; 15 for CorAmerica; and 9 for EIC. Each Asset Manager believes that its overall relationship with its employees is good.
Compass
Compass GP, a Delaware limited liability company and subsidiary of HGI, is engaged in the ownership, operation, acquisition, exploitation and development of conventional oil and natural gas assets in the U.S.
Compass GP is a wholly-owned subsidiary of HGI Energy. Compass GP is the sole general partner of the Compass Limited Partnership. Compass GP owns a 2% general partner interest in the Compass Limited Partnership and all of the incentive distribution rights in the Compass Limited Partnership. Compass Limited Partnership owns a 100% membership interest in each of Compass Production Services, LLC (“EmployeeCo”) and Compass Energy Operating, LLC (formerly, EXCO HGI JV Assets, LLC, “MLP LLC”), which owns a 100% membership interest in Compass Gathering, LLC.

For a glossary of selected oil and natural gas terms, see “Glossary of selected oil and natural gas terms” below.

Formation of Compass
Compass was formed on February 14, 2013 as a joint venture between HGI Energy and EXCO Resources, Inc. (“EXCO Parent”). Thereafter, and until October 31, 2014, HGI Energy owned a 73.5% limited partnership interest in Compass Limited Partnership and a 50% limited liability company membership interest in Compass GP. The remaining interests in Compass GP and Compass Limited Partnership were owned by EXCO Parent. As described below, on October 31, 2014, HGI Energy purchased EXCO Parent’s interest in Compass.
HGI Energy acquired its initial interest in Compass pursuant to that certain Unit Purchase and Contribution Agreement (as amended, the “Initial EXCO Purchase Agreement”), dated as of November 5, 2012, by and among HGI Energy and EXCO Parent, EXCO Operating Company, LP a wholly-owned subsidiary of EXCO Parent (“EOC”), and Compass Energy Operating, LLC (formerly EXCO/HGI JV Assets, LLC, “MLP LLC”).
In connection with the closing, the Compass Limited Partnership acquired, effective in economic terms as of July 1, 2012, from EXCO certain conventional oil, gas and mineral leases and wells located in shallow depths in the Permian Basin in West Texas and in East Texas/North Louisiana and certain contracts, easements, permits and rights-of-way, tangible assets, data and records, in each case, relating to such oil and gas properties (the “EXCO Contributed Properties”).
The EXCO Contributed Properties were acquired for $725.0 million of total consideration and adjusted pursuant to certain customary closing adjustments in the amount of $30.5 million for a net purchase price of $694.5 million. At the closing, HGI Energy contributed approximately $349.8 million in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date of the Initial EXCO Purchase Agreement) to Compass, and EXCO Parent and EOC contributed $694.5 million of net assets in exchange for cash of $574.8 million, and retained an interest of $119.1 million in Compass. The cash payment to EXCO Parent was funded through a combination of $348.3 million of cash from HGI Energy’s contribution and $225.0 million of indebtedness borrowed by a subsidiary of the Compass Limited Partnership under a new credit agreement (the “Partnership Credit Facility”). In connection with the Closing, HGI Energy received approximately $100 million in loans from certain subsidiaries of HGI.
In connection with the closing, EXCO and EOC entered into separate operating agreements with MLP LLC pursuant to which EXCO Parent and EOC would continue to operate the EXCO Contributed Properties, as a contract operator (the “Compass Operating Agreements”), and (ii) EXCO Parent, Compass GP and the Compass Limited Partnership entered into an administrative services agreement (the “Compass Services Agreement”), pursuant to which EXCO Parent provided certain services to the Compass, including land, engineering, marketing, accounting, environmental and other administrative support services. As described below, the Compass Services Agreement and the Compass Operating Agreements were terminated on October 31, 2014 in connection with the 2014 Compass Acquisition (as defined below).
Acquisition from BG Production
On March 5, 2013, MLP LLC and EXCO Parent, closed (the “BG Closing”) the transactions contemplated by that certain Purchase and Sale Agreement (the “BG PSA”), dated as of February 14, 2013, by and among EOC (which assigned its rights and obligations under the BG PSA to MLP LLC pursuant to an assignment and assumption agreement), and BG US Production Company, LLC (“BG Production”).
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
2014 Compass Acquisition
On October 6, 2014, HGI Energy entered into a purchase agreement (the “2014 EXCO Purchase Agreement”) with EXCO Parent and certain of its affiliates and certain subsidiaries of Compass Limited Partnership, pursuant to which EXCO Parent agreed to transfer to HGI Energy all of its remaining interests in Compass Limited Partnership and Compass GP in exchange for a cash payment of $118.75 million (the “2014 Compass Acquisition”). The 2014 Compass Acquisition from EXCO closed on October 31, 2014, upon which Compass GP and Compass Limited Partnership became wholly-owned subsidiaries of HGI Energy.
The Compass Services Agreement and the Compass Operating Agreements were terminated on October 31, 2014 in connection with the 2014 Compass Acquisition. EXCO Parent and Compass entered into a transition services agreement pursuant to which

EXCO Parent and certain of its affiliates will provide transition services to Compass for a period of six months (which may be extended to nine months in Compass’ discretion) following the closing of the 2014 Compass Acquisition from EXCO in return for a monthly service fee.  The services provided under the transition services agreement include certain accounting, environmental, engineering, information technology and marketing administration services.
Upon the closing of the 2014 Compass Acquisition from EXCO, Compass entered into several short-term agreements with EXCO, under which EXCO would continue to market and sell Compass’ natural gas production from Vernon and Waskom fields.  These short-term agreements have terms ending on December 31, 2015 and January 1, 2016, respectively. Compass also entered into a long-term agreement under which EXCO will continue to market and sell Compass’ natural gas production from portions of the Holly field until November 30, 2020.  Compass expects to extend its contracts with EXCO or to enter into new contracts with other natural gas marketing companies prior to the expiration of its current arrangements with EXCO.  If Compass fails to replace these contracts prior to their expiration dates, Compass will market its natural gas production internally.
Strategy
Compass’ primary business objective is to generate stable cash flows through the efficient and profitable operations of its oil and natural gas assets.   Over time, Compass plans to grow and expand its assets base through accretive acquisitions  of oil and gas properties .  To achieve its objective, the management of Compass intends to execute the following business strategies:

•
Grow asset base through acquisitions. Compass intends to opportunistically acquire oil and natural gas reserves from a variety of sources, focusing on assets and companies that own mature properties with long-lived, predictable production profiles, modest capital requirements to maintain production and with exploitation upside for value creation through low risk and low cost drilling and recompletion opportunities.

•
Maintain a stable production profile. Compass intends to pursue economic development of its proved undeveloped drilling inventory, low risk recompletion inventory and to perform cost-reducing and production-enhancing operations to maintain its production on a cost effective basis.

•
Commodity Hedging. Compass intends to use oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. Management of Compass believes that these oil and natural gas derivative contracts may allow Compass to mitigate the impact of price fluctuations and achieve a more predictable cash flow from Compass’ operations.

Competition
Compass believes that strategic relationships with HGI will enhance its ability to grow its production, expand its proved reserves base and increase its ability to over time generate stable cash flows and grow its asset base. HGI is a diversified holding company, with $30.1 billion in assets on a consolidated basis and substantial experience in acquisitions and investments in a variety of industries. Compass believes that HGI’s assets, scale, experience and market depth should provide Compass with an advantage relative to certain of its competitors in sourcing accretive acquisitions and growing Compass’ asset base.
Compass operates in a highly-competitive environment for acquiring properties and securing qualified personnel. Many of its competitors possess and employ substantially greater financial, technical and personnel resources, which can be particularly important in the areas in which Compass operates. As a result, competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than the financial or personnel resources of Compass permit. Furthermore, Compass’ ability to acquire additional properties and to find and develop reserves will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly-competitive environment.
Compass is also affected by competition for drilling rigs, completion rigs, workover rigs, completion services and the availability of related equipment. In past years, the U.S. onshore oil and natural gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and caused significant increases in the prices for this equipment and personnel. The management of Compass is unable to predict when, or if, such shortages may occur or how they would affect its development and exploitation programs.

Partnership Properties Oil and Natural Gas Reserves
The following table summarizes HGI’s proportionate share of Compass’ Proved Reserves as of September 30, 2014 and 2013. This information was prepared in accordance with the rules and regulations of the SEC.

	As of September 30,
	2014	2013
Oil (Mbbls)
Developed	3,356	3,107
Undeveloped	334	317
Total	3,690	3,424
Natural Gas Liquids (Mbbls) (1)
Developed	5,145	4,799
Undeveloped	1,075	931
Total	6,220	5,730
Natural Gas (Mmcf)
Developed	304,628	317,748
Undeveloped	4,812	4,670
Total	309,440	322,418
Natural Gas Equivalent Reserves (Mmcfe)
Developed	355,634	365,184
Undeveloped	13,266	12,158
Total	368,900	377,342
PV-10 (in millions) (1)
Developed	$407.5	$318.8
Undeveloped	3.7	4.3
Total	411.2	323.1
Standardized Measure (in millions) (2)	345.8	302.3

(1)
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

	Average spot prices
	Natural gas (per Mmbtu)	Oil (per Bbl)	Natural gas liquid (per Bbl)
September 30, 2014	$4.24	$99.08	$43.58
September 30, 2013	3.60	95.04	38.64

(2)
Compass believes that PV-10, while not a financial measure in accordance with U.S. GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions due to tax characteristics, which can differ significantly, among comparable companies. The Standardized Measure is calculated in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification 932, Extractive Activities, Oil and Gas (“ASC 932”). The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us. We do not designate our derivative financial instruments as hedges and accordingly, do not include the impact of derivative financial instruments when computing the Standardized Measure.

The following table provides a reconciliation of our PV-10 to our Standardized Measure:

	As of September 30,
(in millions)	2014	2013
PV-10	$411.2	$323.1
Future income taxes	(136.2)	(39.3)
Discount of future income taxes at 10% per annum	70.8	18.4
Standardized Measure	$345.8	$302.3

The management of Compass has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows, qualified professional engineering and geological personnel with specific reservoir experience and investment in on-going education with emphasis on emerging technologies. Compass also retains an outside independent engineering firm to prepare estimates of Proved Reserves.
The estimates of Proved Reserves and future net cash flows as of September 30, 2014 and 2013 have been prepared by Lee Keeling and Associates, Inc. (“Lee Keeling”). Lee Keeling is an independent petroleum engineering firm that performs a variety of reserve engineering and valuation assessments for public and private companies, financial institutions and institutional investors. Compass’ internal technical employees responsible for reserve estimates and interaction with its independent engineers include corporate officers with petroleum and other engineering degrees, professional certifications and industry experience similar to those of our independent engineering firms. The estimates of future plugging and abandonment costs necessary to compute PV-10 and Standardized Measure were computed internally.
Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's extensive visits, collection of any and all required geological, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and current capital costs. Compass also makes assumptions relating to availability of funds and timing of capital expenditures for development of its Proved Undeveloped Reserves. These reports should not be construed as the current market value of Compass’ Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, no assurance can be provided that the Proved Reserves will ultimately be realized. Compass’ actual results could differ materially. See “Supplemental information relating to oil and natural gas producing activities” for additional information regarding our oil and natural gas reserves and the Standardized Measure.
Lee Keeling also examined Compass’ estimates with respect to reserve categorization, using the definitions for Proved Reserves set forth in SEC Regulation S-X Rule 4-10(a) and SEC staff interpretations and guidance. In preparing an estimate of Compass’ Proved Reserves and future net cash flows attributable to its interests, Lee Keeling did not independently verify the accuracy and completeness of information and data furnished by Compass with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of the examination anything came to the attention of Lee Keeling which brought into question the validity or sufficiency of any such information or data, Lee Keeling did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. Lee Keeling determined that their estimates of Proved Reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of Proved Reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.
Management’s Discussion and Analysis of Oil and Natural Gas Reserves
The following discussion and analysis of Compass’ proved oil and natural gas reserves attributable to HGI’s proportionate share of Compass as of September 30, 2014 and changes in Compass’ Proved Reserves attributable to HGI’s proportionate share of Compass as of September 30, 2014 is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted our estimate of Proved Reserves attributable to HGI’s proportionate share of Compass as of September 30, 2014. This discussion and analysis should be read in conjunction with “Note 26. Supplemental information relating to oil and natural gas producing activities (unaudited)” and in “Item 1A. Risk Factors-Risks Related to Compass’ Business” addressing the uncertainties inherent in the estimation of oil and natural gas reserves elsewhere in this report.

The following table summarizes the changes in Compass’ Proved Reserves attributable to HGI’s proportionate share of Compass from September 30, 2013 to September 30, 2014.

	Oil (Mbbls)	Natural gas (Mmcf)	Natural gas liquids (Mbbls)	Equivalent natural gas (Mmcfe)
Proved Developed Reserves	3,356	304,628	5,145	355,634
Proved Undeveloped Reserves	334	4,812	1,075	13,266
Total Proved Reserves	3,690	309,440	6,220	368,900
The changes in reserves for the year are as follows:
September 30, 2013	3,424	322,418	5,730	377,342
Purchase of reserves in place	—	—	—	—
Discoveries and extensions	112	839	173	2,549
Revisions of previous estimates:
Reclassification to unproved reserves (1)	(71)	(520)	(115)	(1,636)
Changes in price	233	20,815	496	25,189
Other factors	406	(13,230)	457	(8,052)
Sales of reserves in place	—	—	—	—
Production	(414)	(20,882)	(521)	(26,492)
September 30, 2014	3,690	309,440	6,220	368,900

(1)
Represents Proved Undeveloped Reserves reclassified to unproved pursuant to the five year development rule established by the SEC. While these locations previously qualified as Proved Undeveloped Reserves as they directly offset a proved location, Compass’ planned capital programs do not support development at this time.

Current year oil and natural gas production
Total oil and natural gas production for the year ended September 30, 2014 was 26.5 Bcfe, which consisted of 20.6 Bcfe from the East Texas/North Louisiana region and 5.9 Bcfe from the Permian basin.
New discoveries and extensions
Proved Reserves additions from discoveries and extensions during the year ended September 30, 2014 were 2.5 Bcfe. These discoveries and extensions were a result of our developmental activities in the Permian basin.
Revisions of previous estimates
Our revisions of previous estimates included upward revisions of 25.2 Bcfe as a result of an increase in oil and natural gas prices, which extended the economic life of certain producing properties. In addition, 1.6 Bcfe of proved reserves were classified to an unproved category due to scheduling. Downward revisions due to other factors were 8.1 Bcfe primarily due to recent performance results in the East Texas/North Louisiana region.

Proved Undeveloped Reserves
The following table summarizes the changes in Compass’ Proved Undeveloped Reserves, all of which are expected to be developed within five years, for the year ended September 30, 2014:

Mmcfe
Proved Undeveloped Reserves at September 30, 2013	12,157
Purchase of Proved Undeveloped Reserves in place	—
New discoveries and extensions (1)	1,623
Proved Undeveloped Reserves transferred to developed (2)	(1,427)
Proved Undeveloped Reserves transferred to unproved (3)	(1,636)
Other Revisions of previous estimates of Proved Undeveloped Reserves (4)	2,549
Proved Undeveloped Reserves at September 30, 2014	13,266

(1)	All of the discoveries and extensions of Proved Undeveloped Reserves during the period occurred in the Permian region.

(2)
All of the Proved Undeveloped Reserves transferred to Proved Developed Reserves in fiscal 2014 were in the Permian region. Capital costs incurred to convert Proved Undeveloped Reserves to Proved Developed Reserves were $2.9 million.

(3)
Represents Proved Undeveloped Reserves reclassified to unproved pursuant to the five year development rule established by the SEC. While these locations qualify as Proved Undeveloped Reserves as they directly offset a proved location, Compass’ planned capital programs do not support development at this time.

(4)	The net upward revisions are primarily due to scheduling and changes in prices and costs resulting from increased oil and natural gas average prices.

Production, Sales Prices, and Production Cost

The following table sets forth HGI’s proportionate share of Compass’ production, sales prices and production costs:

($ in millions, except for volumes and unit sales prices)	Fiscal 2014	Period From Inception to September 30, 2013
Oil
Revenue	$38.1	$26.8
Production sold (Mbbls)	414	283
Average sales price (per Bbl)	$91.92	$94.63
Natural Gas Liquids
Revenue	$22.7	$11.4
Production sold (Mbbls)	521	300
Average sales price (per Bbl)	$43.49	$38.11
Natural Gas
Revenue	$86.3	$52.0
Production sold (Mmcf)	20,882	14,570
Average sales price (per Mcf)	$4.13	$3.57
Cost and Expenses
Average production cost per Mcfe (excluding severance and ad valorem taxes)	$1.63	$1.50
General and administrative expenses per Mcfe	0.31	0.26
Depletion per Mcfe	1.45	1.67

The following table provides additional information related to HGI’s proportionate share of Compass’ interest in its Vernon, Holly and Permian fields, each of which exceeded 15% of our total Proved Reserves as of September 30, 2014.

	Year Ended September 30, 2014	Period From Inception to September 30, 2013
Permian Area:
Oil production sold (Mbbls)	316	217
NGL production sold (Mbbls)	379	224
Natural gas production (Mmcf)	1,681	1,120
Average price Oil (per Bbl)	$90.14	$93.89
Average price NGL (per Bbl)	41.49	36.41
Average price Natural gas (per Mcf)	3.95	3.31
Average price per Mcfe	8.69	8.57
Average production cost per Mcfe (excluding severance and ad valorem taxes)	1.75	1.71
Vernon Area:
Oil production sold (Mbbls)	3	2
Natural gas production (Mmcf)	10,670	7,482
Average price Oil (per Bbl)	$98.49	$95.15
Average price Natural gas (per Mcf)	4.01	3.56
Average price per Mcfe	4.03	3.58
Average production cost per Mcfe (excluding severance and ad valorem taxes)	1.23	1.03
Holly Field:
Oil production sold (Mbbls)	15	10
NGL production sold (Mbbls)	103	75
Natural gas production (Mmcf)	4,789	3,178
Average price Oil (per Bbl)	$98.36	$96.06
Average price NGL (per Bbl)	52.29	43.52
Average price Natural gas (per Mcf)	4.11	3.41
Average price per Mcfe	4.83	4.09
Average production cost per Mcfe (excluding severance and ad valorem taxes)	1.75	1.64

Interest in Productive Wells
The following table quantifies information regarding productive wells (wells that are currently producing oil or natural gas or are capable of production), including temporarily shut-in wells. The number of total gross oil and natural gas wells excludes any multiple completions. Gross wells refer to the total number of physical wells in which Compass holds a working interest, regardless of its percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interests Compass holds in all wells. Compass computes the number of net wells by totaling the percentage interests Compass holds in all gross wells.

	At September 30, 2014
	Gross wells (1)			Net wells
Areas	Oil	Natural gas	Total	Oil	Natural gas	Total

East Texas/North Louisiana	54	937	991	38.3	580.3	618.6
Permian and other	398	50	448	280.0	35.8	315.8
Total	452	987	1,439	318.3	616.1	934.4

(1)	As of September 30, 2014, Compass held an interest in 1 gross well with multiple completions.
As of September 30, 2014, Compass was the operator of 1,338 gross (922.6 net) wells, which represented approximately 99% of its proved developed producing reserves.

Drilling Activities
The drilling activities of Compass have been primarily focused on developmental wells in the Permian region. The following tables summarize Compass’ approximate gross and net interests in the wells it drilled during the periods indicated and refer to the number of wells completed during the period, regardless of when drilling was initiated. The net balances presented in the table below represent HGI’s proportionate share of Compass.

	Development wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year Ended September 30, 2014	7	3	10	5.1	2.2	7.3
Period from inception to September 30, 2013	15	1	16.0	9.9	0.7	10.6
Developed and Undeveloped Acreage
Developed acreage includes those acres spaced or assignable to producing wells. Undeveloped acreage represents those acres that do not currently have completed wells capable of producing commercial quantities of oil or natural gas, regardless of whether the acreage contains Proved Reserves. The definitions of gross acres and net acres conform to how Compass determines gross wells and net wells. The net balances presented in the table below represents HGI’s proportionate share of Compass. The following table sets forth Compass’ developed and undeveloped acreage:

	At September 30, 2014
	Developed		Undeveloped
Area	Gross	Net	Gross	Net
East Texas/North Louisiana	139,317	91,886	5,869	2,837
Permian and other	26,678	18,781	1,030	664
Total	165,995	110,667	6,899	3,501
The primary terms of Compass’ oil and natural gas leases expire at various dates. Much of its undeveloped acreage is held-by-production, which means that these leases are active as long as Compass produces oil or natural gas from the acreage or complies with certain lease terms. Upon ceasing production, these leases will expire. Compass has 657 and 179 net acres with leases expiring in 2014 and 2015 respectively.
The held-by-production acreage in many cases represents potential additional drilling opportunities through down-spacing and drilling of proved undeveloped and unproved locations in the same formation(s) already producing, as well as other non-producing formations, in a given oil or natural gas field without the necessity of purchasing additional leases or producing properties.
Seasonal Nature of Business
Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price Compass receives for its natural gas production. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.
Environmental and Occupational Health and Safety Matters
General
Compass’ operations are subject to stringent and complex federal, state and local laws and regulations governing aspects of occupational health and safety, environmental protection, as well as the discharge of materials into the environment. Numerous governmental entities, including the EPA and analogous state entities have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) impose specific health and safety criteria addressing work protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of Compass’ operations.
These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage, transport, disposal and cleanup requirements for the oil and natural gas industry could have a material adverse effect on the financial position and results of operations of Compass. Compass may be unable to pass on such increased compliance costs to its customers. Moreover, accidental releases or spills may occur in the course of its operations, and there can be no assurance that Compass will not incur significant costs and liabilities as a result of such releases or spills, including third-party claims for damage to property, natural resources or persons. While management of Compass believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect Compass, there is no assurance that this current level of regulation will not become more onerous in the future.
The following is a summary of the more significant existing and proposed environmental and occupational health and safety laws and regulations, as amended from time to time, to which the business operations of Compass is or may be subject and for which compliance may have a material adverse impact on Compass’ capital expenditures, results of operations or financial position.
Hazardous Wastes and Substances
The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states, including Texas and Louisiana, administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas, if properly handled, are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future, resulting in the imposition of relatively more stringent requirements. Any such change could result in an increase in Compass’ costs to manage and dispose of regulated wastes, which could have a material adverse effect on its results of operations and financial position. In the course of Compass’ operations, it generates ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws, impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA (and, in some instances, third parties) to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Compass generates materials in the course of its operations that may be regulated as hazardous substances.
In addition, Compass currently owns, leases, or operates properties that may have been used for oil and natural gas exploration and production activities. Such properties and the substances disposed or released on, under or from them (if any) may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Compass may be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.
Water Discharges and Subsurface Injections
The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in waters of the U.S. from vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect such waters. Under OPA, responsible parties, including owners and operators of onshore facilities, may be held strictly liable for oil cleanup costs and natural resource damages, as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the U.S.
Compass’ injection well facilities may be regulated under the Underground Injection Control (“UIC”), program established under the SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude all hydraulic fracturing activities other than those using diesel from the definition of underground injection. Congress has from time to time considered bills to repeal this exemption. Further, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Texas and Louisiana have each adopted regulations requiring drilling operators conducting hydraulic fracturing activities to publically disclose the chemicals that are used.
Air Emissions
The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions standards, construction and operating permit programs and the imposition of other compliance requirements. These laws and regulations may require Compass to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, Compass may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, on August 16, 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device, such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers and storage vessels. Compliance with these requirements could increase our costs of development and production, which costs could be significant.
Endangered Species Act Considerations
The Endangered Species Act (“ESA”) may impact Compass’ exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S., and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of Compass’ facilities may be located in areas that are designated as habitat for endangered or threatened species, Compass’ management believe that Compass is in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where Compass’ management wishes to conduct certain of Compass’ operations, such operations could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause Compass to incur increased costs arising from species protection measures or could result in limitations on the exploration and production activities of Compass that could have an adverse impact on its ability to develop and produce reserves.

Activities on Federal Lands
Oil and natural gas exploration and production activities on federal lands, including Indian lands and lands administered by the federal Bureau of Land Management (“BLM”), are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency may prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, Compass has minimal exploration and production activities on federal lands. Any exploration and production activities on federal lands requiring governmental permits are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are subject to protest, litigation or appeal, any or all of which may delay or halt projects.
Hydraulic Fracturing Regulation
Hydraulic fracturing is an important and common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Compass utilizes hydraulic fracturing in its drilling and completion programs depending on the applicable circumstances.
Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel and published draft permitting guidance in May 2012 regarding the process for obtaining a permit for hydraulic fracturing activities involving diesel, encouraging states, such as Texas and Louisiana, where Compass conducts its operations, to consider using in connection with such activities. Also, in November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations.
In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states, including Texas and Louisiana, where Compass operates, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Compass operates, Compass could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities.
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
To the knowledge of the management of Compass, there have been no citations, suits, or contamination of potable drinking water arising from Compass’ hydraulic fracturing operations. Compass does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, it believes that its pollution liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

Climate Change
Based on findings made by the EPA in December 2009 that emissions of GHGs, present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect Compass’ operations and restrict or delay its ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions on an annual basis, which may include a portion of Compass’ operations. Compass monitors its GHG emissions and believes that its monitoring activities are in substantial compliance with applicable reporting obligations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. It is currently not possible to predict the future cost or availability of allowances, but the purchase price of such allowances could increase significantly in any given year. If Congress undertakes comprehensive tax reform in the coming years, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the business of Compass, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment and operations of Compass could require Compass to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that is produced by Compass. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur in areas where Compass operates, they could have an adverse effect on the assets and operations of Compass.
Worker Safety and Health Considerations
Compass is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations, and similar state statutes and regulations require that Compass organize and/or disclose information about hazardous materials used or produced in its operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that Compass is in substantial compliance with all applicable laws and regulations relating to worker health and safety.
Other Regulation of the Oil and Natural Gas Industry
The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Additionally, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases the cost of Compass doing business and, consequently, affects its profitability, these burdens generally do not affect it any differently or to any greater or lesser extent than they affect other participants in the oil and natural gas industry with similar types, quantities and locations of production.
Legislation continues to be introduced in Congress, and the development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Accordingly, the operations of Compass may be subject to such laws and regulations.
Drilling and Production
The operations of Compass are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which Compass operates also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas Compass can produce from its wells or limit the number of wells or the locations at which it can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.
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
State Regulation
There are various states which regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amount of natural gas that may be produced from Compass’ wells and to limit the number of wells or locations it can drill.
The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity.
Employees
As of September 30, 2014, Compass had three employees.  Prior to the closing of the 2014 Compass Acquisition from EXCO, certain employees of EXCO dedicated all or a portion of their time to the operation of Compass. Upon the closing of the 2014 Compass Acquisition from EXCO, Compass acquired approximately 125 former EXCO employees.  Compass’ business is currently managed by these full-time employees and by certain employees of EXCO, who continue to perform services for Compass pursuant to the transition services agreement. Compass plans to hire additional employees, as needed, to run its operations and transition critical functions in advance of the expiration of the transition services agreement with EXCO. As of the date of this report, none of Compass’ employees were represented by labor unions or covered by any collective bargaining agreements. Compass believes that its overall relationship with its employees is good.

Glossary of selected oil and natural gas terms
The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and this report.
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
Held-by-production. A provision in an oil, natural gas and mineral lease that perpetuates a company’s right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or natural gas.
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
Resources. All quantities of petroleum naturally occurring on or within the earth’s crust, discovered and undiscovered (recoverable and unrecoverable), plus those quantities already produced. It also includes all types of petroleum whether currently considered “conventional” or “unconventional.”
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

Item 1A.     Risk Factors
The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating the business of the Company and its subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together which all of the other information presented herein, in evaluating the business of the Company and its subsidiaries. These risk factors may be amended, supplemented or superseded from time to time in filings and reports that we file with the SEC in the future.
Risks Related to HGI
We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.
As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2014, excluding cash, cash equivalents and investments held by our subsidiaries, we had approximately $516.6 million in cash, cash equivalents and investments, which includes $95.6 million held by our wholly-owned subsidiary, HGI Funding. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will continue to be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The boards of directors of our subsidiaries may consider a range of factors and consider their stockholders’ constituencies (including public stockholders) as a whole when making decisions about dividends or other payments. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited.
As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. The terms of Spectrum Brands’ indebtedness may limit its ability to pay dividends to us. See “-Risks Related to Spectrum Brands-SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness” and “-Risks Related to Spectrum Brands- Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.”
Our subsidiary FGL is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable FGL to meet its obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries. See Part I, Item 1. “Business-Our Operating Subsidiaries-FGL-Regulation-Financial Regulation-Dividend and Other Distribution Payment Limitations” in this report. See “-Risks Related to FGL’s and Front Street’s Businesses- The agreements and instruments governing FGL’s indebtedness contain significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.” In addition, upon completion of FGL’s initial public offering in December 2013, our proportion of any dividends paid by FGL was proportionally reduced to match our ownership interest in FGL.
Additionally, the terms of Compass’ indebtedness may adversely affect its cash flow and may limit its ability to pay distributions to us. See “-Risks Related to Compass-Compass has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.”
Furthermore, these restrictions on our subsidiaries to pay dividends or distributions may limit our ability to incur additional indebtedness or refinance our existing indebtedness in the future as well. Our ability to refinance our indebtedness will depend on our ability to generate future cash flow, and we are dependent on our subsidiaries’ ability to pay dividends or pay distributions to us in order for us to generate cash flow.

We and our subsidiaries may not be successful in identifying, consummating and integrating any additional suitable acquisition or business opportunities; our and our subsidiaries’ current or future acquired businesses may not enhance our or our subsidiaries’ business or financial condition.
The successful implementation of our and our subsidiaries’ business strategy depends on our and our subsidiaries’ ability to identify and consummate suitable acquisitions or other business opportunities. However, there is no assurance that we or our subsidiaries will be successful in identifying or consummating suitable acquisitions. Furthermore, attractive business opportunities may be limited or prohibited by applicable regulatory regimes. Any future acquisition or business may also require a substantial amount of our or our subsidiaries’ management’s time and may be difficult to successfully integrate, which could adversely affect our or our subsidiaries management’s ability to identify and consummate other acquisitions or business opportunities. The failure to identify, consummate or successfully integrate future acquisitions and business opportunities could have a material adverse effect on our or our subsidiaries’ results of operations and financial condition and our or our subsidiaries’ ability to service our debt.
Even if we or our subsidiaries do acquire other businesses, there is no assurance that we or our subsidiaries will be successful in enhancing our or our subsidiaries’ business or financial condition or that such business will be successful. For instance, FOH has a substantial amount of indebtedness and its business is highly sensitive to, and may be adversely affected by, general economic conditions, consumer confidence, spending patterns and weather, market disruptions and other factors and events beyond our control. In addition, sales of women’s intimate and other apparel, beauty and personal care products and accessories is highly volatile and often declines during periods when economic or market conditions are unsettled or weak. FOH may also continue to encounter operational, legal or financial difficulties, each of which could have a material adverse effect on its results of operations, financial condition and cash flows. Given FOH’s current state of operations, financial condition and cash flows, any further deterioration or the failure to improve existing conditions could cause a partial or total loss of value with respect to our and our subsidiaries’ investment in and loans to FOH.
We are dependent on certain key personnel; Harbinger Capital and certain key personnel exercise significant influence over us and our business activities; and the business activities, legal matters and other matters that affect Harbinger Capital and certain of our key personnel could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Thomas A. Williams, the Chairman of our board of directors and our Chief Executive Officer, our President and one of our directors and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Mr. Falcone, Mr. Asali and Mr. Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and may be deemed to be an indirect beneficial owner of the shares of our common stock which are owned by the HCP Stockholders. Accordingly, Mr. Falcone may exert significant influence over matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other significant transactions. The loss of Mr. Falcone, Mr. Asali or Mr. Williams or other key personnel, or limitations on their involvement in our business, could have a material adverse effect on our business or operating results.
On September 18, 2013, the United States District Court for the Southern District of New York entered a final Judgment (the “Final Judgment”) approving a settlement between the Commission and Harbinger Capital, Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Philip Falcone (collectively, the “HCP Parties”), in connection with two civil actions previously filed against the HCP Parties by the SEC. One civil action alleged that Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Philip Falcone violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleged that Harbinger Capital and Mr. Falcone violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, none of the SEC’s actions were brought against our Company or any of our subsidiaries and the subject matter of those actions did not include any conduct involving, by, or on behalf of our Company or any of our subsidiaries.
The Final Judgment bars and enjoins Mr. Falcone for a period of five years (after which he may seek to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization” (as those terms are defined under the federal securities laws, collectively, the “Specified Entities”). Under the Final Judgment, Mr. Falcone may continue to own and control HGI and serve as our Chief Executive Officer, as a director and as Chairman of our board of directors. However, during the period of the bar, Mr. Falcone’s activities at certain subsidiaries of HGI that are Specified Entities may be limited. Interested parties may obtain a copy of the Final Judgment on the SEC’s website.
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
In addition, in connection with its re-domestication to Iowa, on October 7, 2013, FGL Insurance agreed to the conditions set by the Iowa Insurance Commissioner (together with the NYDFS Commitment, the “Commitments”), including that neither Mr. Falcone nor any employees of Harbinger Capital may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the IID lift this restriction after five years) and neither Mr. Falcone nor Harbinger Capital will be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years. While neither Mr. Falcone nor any employee of Harbinger Capital is a director or officer of FGL and FGL does not expect either the Final Judgement or the Commitments to have a direct material impact on FGL’s business and operations, FGL also cannot be certain of what impact on its license or operations it could experience if the parties to the Commitments do not perform to the satisfaction of NYDFS or IID. In addition, there can be no assurance that HGI’s and its subsidiaries’ businesses and operations will not suffer indirect consequences in dealing with third parties and regulators as a result of the publicity and the facts surrounding the foregoing matters and our affilaition with the HCP Parties.
Mr. Falcone’s and Harbinger Capital’s reputation and access to acquisition candidates is important to the execution of our business strategy. While we expect that Mr. Falcone will devote a portion of his time to our business, he currently is not required to commit any particular portion of his time to our affairs and may allocate his time between our operations and his other commitments in his discretion. In addition, the legal matters described above may limit Mr. Falcone’s involvement with certain of our subsidiaries and their business affairs, may require Mr. Falcone to devote a substantial amount of his time to such legal matters and may influence his decisions with respect to his and Harbinger Capital’s investment in us, each of which could have a negative effect on our business. See “-Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HGI securities could adversely affect our financial results and liquidity.”
We and our subsidiaries may not be able to attract and retain skilled people.
Our success and our subsidiaries’ success depend, in large part, on our and their ability to attract new personnel, retain and motivate our and their existing employees, and continue to compensate such personnel competitively. Competition for the best personnel in most activities in which we and our subsidiaries engage can be intense, and we may not be able to hire these people or to retain them. Additionally, our subsidiaries are both highly dependent on the continuing efforts of their senior management teams and other key personnel. Our subsidiaries’ business, financial condition and results of operations could be materially adversely affected if they lose any of these persons and are unable to attract and retain qualified replacements.
Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. Additionally, our subsidiaries also operate in highly-competitive industries, limiting their ability to gain or maintain their positions in their respective industries.
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
Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well. See risk factors related to Spectrum, FGL and Compass herein. Additionally, the Asset Managers’ markets are highly-competitive and are characterized by competitive factors that vary based upon product and geographic region. The Asset Managers have a wide variety of competitors for skilled personnel that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, hedge funds, insurance companies, mortgage companies, investment companies, including business development companies, manufacturers and vendors. The Asset Managers compete, amongst other things, on the basis of pricing, terms and structure. If the Asset Managers are unable to match their respective competitors’ terms, they could lose market share. Should the Asset Managers match their respective competitors’ terms, it is possible that they could experience lower returns and/or increased losses. The Asset Managers also may be unable to match competitors’ terms as a result of their respective current or future financial condition.
Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.
We are a diversified holding company that owns interests in a number of different businesses. We have in the past, and may in the future, acquire businesses or make acquisitions, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business or company we acquire and our ability to address those risks.
Any potential acquisition or investment in a foreign business or a company with significant foreign operations may subject us to additional risks.
Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as Spectrum Brands, subjects us to risks inherent in business operations outside of the U.S. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt. For risks related to Spectrum Brands, see “- Risks Related to Spectrum Brands” below.

Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We have in the past, and we may in the future, make acquisitions of partial ownership interests in businesses or otherwise acquire businesses jointly or establish joint ventures with third parties. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their shares of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future, we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner, in which case, we may be liable in the event such partner defaults on its guarantee obligation.
We could consume resources in researching acquisitions, business opportunities or financings and capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.
We anticipate that the investigation of each specific acquisition or business opportunity and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transaction, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity or financing and capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
Covenants in certain of our material instruments limit, and other future instruments may limit, our ability to operate our business.
The indenture governing our 7.875% Notes (the “7.875% Notes Indenture”), and the indenture governing our 7.750% Notes (the “7.750% Notes Indenture” and, collectively with the 7.875% Notes Indenture, the “Indentures”) contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business. The Indentures require us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Indentures, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens or engage in sale and leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	make certain restricted payments;

•	sell assets;

•	engage in transactions with affiliates, except on an arms-length basis; or

•	consolidate or merge with, or sell substantially all of our assets to, another person.

The Certificate of Designation provides one holder of our Series A Participating Convertible Preferred Stock with consent and voting rights with respect to certain of the matters referred to above and certain corporate governance rights.

These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, a default under one of our subsidiaries’ financing agreements may cause a default on our debt and our other financing arrangements.
Finally, Spectrum Brands’ and FGL’s stock are pledged as collateral under our 7.875% Notes, and foreclosure on a sufficient number of Spectrum Brands stock or FGL stock pledged as collateral would constitute a change of control under certain of SBI’s debt documents or FGL’s debt documents, as applicable. Upon a change of control under those debt documents, SBI or FGL, as applicable, is required to offer to repurchase their notes at a price equal to 101% of the principal amount of their notes, plus accrued interest. In the event holders of the SBI Notes (as defined below) or FGH Notes exercise remedies in connection with a default, their claims to SBI’s or FGH’s assets, respectively, would have priority over the holders of our 7.875% Notes.
Financing covenants could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. As of September 30, 2014, our total outstanding indebtedness was $1.4 billion. As of September 30, 2014, the total liabilities of Spectrum Brands were approximately $4.4 billion, including trade payables. As of September 30, 2014, the total liabilities of FGL were approximately $24.2 billion, including approximately $16.5 billion in annuity contractholder funds, approximately $3.5 billion in future policy benefits and approximately $300.0 million of indebtedness under the FGL Notes. As of September 30, 2014, the total liabilities of HAMCO were approximately $1.0 million and were approximately $613.0 million when consolidated with Salus and FIAM. As of September 30, 2014, the total liabilities of HGI Energy were $404.1 million. Our and our subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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
Subject to the limitations set forth in the Indentures, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We expect to incur substantial additional financial obligations to enable us to consummate future acquisitions and investment opportunities. These obligations could result in:

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•	an event of default that triggers a cross default with respect to other financial obligations, including our notes;

•	increased vulnerability to adverse changes in general economic, industry, financial, competitive legislative, regulatory and other conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors.

We may issue additional shares of common stock or preferred stock which would dilute the interests of our stockholders and could present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 17, 2014, we have 201,005,504 shares of our common stock outstanding. In addition, we have 16,179,959 shares of common stock remaining for issuance pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended and 3,000,000 shares of common stock reserved for issuance under the Harbinger Group Inc. 2014 Warrant Plan.
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

•
could cause a change in control of our Company if a substantial number of shares of our common stock is issued and/or if the purchase price of the preferred stock accretes, which may affect, among other things, our ability to use our net operating loss carry-forwards (if any); and cause a “change in control” under the Indentures or Certificate of Designation.

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
We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions, including our investment in Compass, our recent investment in FOH and Spectrum

Brands’ acquisition of the Hardware & Home Improvement business, in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.
Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HGI securities could adversely affect our financial results and liquidity.
The HCP Stockholders, CF Turul LLC, an affiliate of funds managed by Fortress Investment Group LLC or its affiliates (“CF Turul”) and Leucadia National Corporation (“Leucadia”), beneficially own a significant portion of our outstanding common stock. Because of this, such persons may exercise significant influence over our business and affairs, including over matters submitted to a vote of our stockholders, such as the election of directors, the removal of directors, and approval of significant corporate transactions. This influence and actual control may have the effect of discouraging offers to acquire HGI because any such transaction would likely require the consent of the HCP Stockholders, CF Turul and Leucadia.
Matters not directly related to us can nevertheless affect the HCP Stockholders, CF Turul and Leucadia’s respective decisions to maintain, decrease or increase their investments in us. For instance, based on its filings with the SEC, we understand that a wholly-owned subsidiary of the Master Fund, one of the HCP Stockholders, has pledged approximately 23.0 million shares of HGI common stock that it owns to secure its portfolio financing. In addition, the HCP Stockholders, CF Turul and/or Leucadia may at any time decide to dispose of all or a portion of their investment in us. See also “-Future sales of substantial amounts of our common stock may adversely affect our market price,” below.
The sale or other disposition of a certain portion of our voting stock could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ equity awards and other obligations and/or allow certain counterparties to terminate their agreements. Among other things, such a change of control could result in a “change of control” under the Indentures, requiring us to offer to repurchase our 7.875% Notes or our 7.750% Notes or to redeem our preferred stock from the holders thereof. No assurance can be provided that upon the occurrence of such an event, the Company will be able to obtain the required waivers, repay its indebtedness or secure alternative arrangements.
Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.
We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest, nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have engaged in transactions in which such persons have an interest and, subject to the terms of the Indentures and other applicable covenants in other financing arrangements or other agreements, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.
In the course of their other business activities, certain conflicts of interest may arise with respect to HGI, its subsidiaries, investees and their respective directors, officers and affiliates.
Certain of our and our subsidiaries’ and investee’s officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those officers’ and directors’ existing affiliations with other entities, they may have obligations to present potential business opportunities to those entities, which could cause additional conflicts of interest. Accordingly, such persons may not present otherwise attractive business combination opportunities to us, our subsidiaries or investees.
In addition, HGI currently has a number of, and may in the future acquire, additional subsidiaries and investees (“HGI Entities”), some of which engage in business dealings with each other and HGI from time to time. As a result, conflicts of interest could arise with respect to transactions involving business dealings between HGI and the HGI Entities or between and among the HGI Entities, including potential business transactions and potential acquisitions of businesses or properties. It may not be possible to equally favor each of the HGI Entities in these business dealings, and the resolution of these conflicts may not always be equally in the best interest of all HGI Entities, which could have a material effect on HGI’s and one or more HGI Entities’ financial condition and results of operations.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us.
Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. Even if a stockholder vote is required for any of our future acquisitions, our amended and restated certificate of incorporation and our bylaws allow for our stockholders to approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.
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
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:

•	the authority of our board of directors to issue, without stockholder approval, up to 10,000,000 shares of our preferred stock with such terms as our board of directors may determine;

•
special meetings of our stockholders may be called only by the Chairman of our board of directors or by our Corporate Secretary upon delivery of a written request executed by three directors (or, if there are fewer than three directors in office at that time, by all incumbent directors);

•	a staggered board of directors, as a result of which only one of the three classes of directors is elected each year;

•	advance notice requirements for nominations for election to our board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	the absence of cumulative voting rights;

•	subject to any special rights of the holders of our preferred stock may have to elect directors, removal of incumbent directors only for cause.
In addition, our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined therein) or that may otherwise have the effect of preventing or delaying a change of control of our company. In our amended and restated certificate of incorporation, the term “Interested Stockholder” excludes Harbinger Holdings, LLC (“Harbinger Holdings”) and any affiliates, including the HCP Stockholders and any other entity controlled or managed, directly or indirectly, by Philip A. Falcone. In addition, our board of directors has waived the application of this provision to CF Turul and Leucadia. Also, under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of HGI, FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator, prohibiting the voting of those securities and/or other actions determined by the relevant insurance regulator. Any such investors will need to obtain approval to divest of their controlling interest ,except for the HCP Stockholders, CF Turul and Leucadia, each of whom has obtained the necessary regulatory approval.
The nature of certain of our assets is volatile and their value may fluctuate or change over short periods of time.
We are a holding company and as such, hold, directly or indirectly, various securities and debt instruments. Investments in such securities and debt instruments involves significant risk, including the risk of partial or total loss of the value of such investments, particularly in light of uncertain domestic and global political, credit and financial market conditions. Any such loss may have a material adverse effect on our and our subsidiaries’ liquidity and results of operations, and can adversely affect our and our subsidiaries’ ability to service our debt and carry out our business strategy.
In addition, some of our subsidiaries are privately-held companies and some of our assets are illiquid securities, the fair values of which are not readily determinable. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of private and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over time and may differ materially from the values that would have been obtained if an active market existed for these securities.
We may need to increase the size of our organization, and may experience difficulties in managing growth.
At HGI, the parent company, we do not have significant operating assets and only have a limited number of employees. In connection with the completion of any future acquisitions, we may need to hire additional personnel and enhance our information technology systems. Any future growth may increase our corporate operating costs and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.
Disruption or failures of our or our subsidiaries’ information technology systems could have a material adverse effect on our business.
Our and our subsidiaries’ information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We and our subsidiaries depend on information technology systems for the effectiveness of operations and to interface with those with whom we and our subsidiaries conduct business, as well as to maintain financial and other records. Disruption or failures of such information technology systems could impair our or our subsidiaries’ ability to effectively and timely conduct our operations and maintain financial records, which could damage our reputation and have a material adverse effect on our business.
Our ability to dispose of securities and debt interests may be limited by restrictive stockholder agreements, by the federal securities laws and by other regulations or market conditions.
When we acquire securities or debt instruments directly or indirectly through subsidiaries, we acquire securities or debt instruments that are illiquid and, when we acquire less than 100% of the equity interests of a company, we may be subject to restrictive terms of agreements with other equityholders. In addition, we may hold, and may in the future hold, securities and debt instruments that are not registered under the Securities Act and/or (as is the case with respect to our shares of Spectrum Brands and FGL) restricted securities under the Securities Act. Our ability to sell such securities and debt instruments could be limited by market conditions and the illiquid nature of such securities and debt instruments and could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities; (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales; (iii) another applicable exemption under the Securities Act; or (iv) approval of certain regulators. We hold, and may in the future hold, large amounts of the securities or debt instruments of a particular issuer, which may limit our ability to sell such securities or debt instruments on economically attractive terms or at all. The inability to sell such securities or debt instruments when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt and our ability to carry out our business strategy.
We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.
We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to continue to make acquisitions and other investments in a manner so as not to be an investment company. The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the Commission or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate acquisitions; subject us to disclosure and accounting guidance geared toward investment, rather than operating companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company. In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. To ensure that majority-owned investments, such as Spectrum Brands, do not become categorized as “investment securities,” we may need to make additional investments in these subsidiaries to offset any dilution of our interest that would otherwise cause such a subsidiary to cease to be majority-owned. We may also need to forego acquisitions that we would otherwise make or retain, or dispose of investments that we might otherwise hold.
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
As of September 30, 2014, HGI and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $497 million and $1,088 million, respectively, that, if unused, will expire through year 2034. HGI and Spectrum Brands had tax benefits related to U.S. state NOL carryforwards of approximately $16.3 million and $70 million, respectively, at September 30, 2014, that, if unused, will expire through year 2034. As of September 30, 2014, HGI had approximately $36 million of U.S. Federal capital loss carryforwards, that, if unused, will expire through year 2019; and Spectrum Brands had foreign loss carryforwards of approximately $107 million, which will expire beginning in 2015. As of September 30, 2014, FGL had U.S. Federal NOL carryforwards of approximately $93 million that, if unused, will expire in years 2026 through 2034 and had capital loss carryforwards of approximately $259 million that, if unused, will expire through year 2019. In addition, any future subsidiary that HGI or its subsidiaries may acquire may also have significant Federal, state, local and foreign NOL carryforwards. Both HGI and Spectrum Brands have established full valuation allowances for these deferred tax assets, and FGL has established a partial valuation allowance, based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.
The ability of HGI and its subsidiaries (including any future subsidiary) to utilize their NOL and other tax carryforwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration. Additionally, the ability of HGI and its subsidiaries (including any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. HGI and its subsidiaries (including Spectrum Brands and FGL) have experienced ownership changes that have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes. Future ownership changes, including transfers or dispositions of our stock by the HCP Stockholders or other stockholders and conversions or redemptions of our preferred stock, could, depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, HGI and/or its subsidiaries (including any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carryforwards. Such limitations could have a material adverse effect on HGI and/or its subsidiaries’ results of operations, cash flows or financial condition.
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

We did not incur a PHC tax for the 2009 through 2014 fiscal years, because we had a sufficiently large tax net operating losses for each year, and our life insurance companies are exempt from the PHC tax. However, if the HCP Stockholders and their affiliates hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we could be a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income, as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which could materially and adversely impact our financial position, results of operations, cash flows and liquidity. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition.
We may in the future discover areas of our internal controls that need improvement, particularly with respect to our or our subsidiaries or businesses that we or our subsidiaries may acquire in the future, and newly formed businesses or entities. For instance, in connection with our purchase of EXCO’s interest in Compass, Compass is in the process of transitioning to a stand-alone independent company with, among other things, its own reporting process and internal controls over financial reporting.

We cannot be certain that any remedial measures we or our subsidiaries (including Compass) take will ensure appropriate implementation and maintenance of adequate internal controls over the financial reporting processes and reporting in the future.
In addition, we or our subsidiaries may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with U.S. GAAP or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity directly or through us. We or our subsidiaries may incur significant additional costs in order to ensure, that after such acquisition, HGI or our subsidiaries continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which, in turn, would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our or our subsidiaries reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us or our subsidiaries to fail to meet our reporting obligations. To the extent any of these newly-acquired entities or any existing entities have deficiencies in their internal controls, it may impact our internal controls.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our or our subsidiaries’ operating results or cause us or our subsidiaries to fail to meet our respective reporting obligations. If we or our subsidiaries are unable to conclude that we or our subsidiaries have effective internal controls over financial reporting, or if our or our subsidiaries’ independent registered public accounting firm is unable to provide us or our subsidiaries with an unqualified report regarding the effectiveness of our or our subsidiaries’ internal controls over financial reporting to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our or our subsidiaries’ financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us or our subsidiaries to sanctions or investigations by the Commission, or other regulatory authorities. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under the Indentures, or similar instruments governing any debt we or our subsidiaries incur in the future.
Limitations on liability and indemnification matters.
As permitted by Delaware law, we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we may, by action of our board of directors, provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of the Company, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.
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
In 2011 and 2012, concern over sovereign debt in Greece, Spain, Italy and certain other European Union countries caused significant fluctuations of the Euro, relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our subsidiary Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues, such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our and each of our subsidiaries’ business, financial condition and operating results.
Additionally, a slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects, in particular, on the Asset Managers’ businesses: a decrease in the demand for loans and other products and services offered by the Asset Managers; a decrease in net interest income derived from the Asset Managers’ lending and investment activities, as applicable; a decrease in the value of the Asset Managers’ assets, including the value of assets pledged as collateral by the Asset Managers’ borrowers, as applicable; an impairment of certain intangible assets, such as goodwill; and an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Asset Managers, as applicable. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on the Asset Managers’ loans, as applicable.

Price fluctuations in our common stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly-held subsidiaries.
The trading price of our common stock may be highly-volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and the performance of our subsidiaries and their competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Commission;

•	changes in general economic conditions;

•	actions of our historical equity investors, including sales of common stock by the HCP Stockholders, our directors and our executive officers; and

•	actions by institutional investors trading in our stock.
In addition, the trading price of our common stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as Spectrum Brands and FGL, which are publicly traded.
Future sales of substantial amounts of our common stock may adversely affect our market price.
We have granted registration rights to the HCP Stockholders, Leucadia, CF Turul and certain of their transferees under a registration rights agreement, to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the HCP Stockholders, Leucadia, CF Turul and certain of their transferees have the right, subject to certain conditions, to require us to register the sale of their shares or their permitted transferees’ shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, the HCP Stockholders, Leucadia, CF Turul and their permitted transferees could cause the prevailing market price of our common stock to decline. We have filed several registration statements on Form S-3 that have registered the sale of a substantial amount of our common stock, from time to time, in secondary offerings by the stockholders listed therein. Furthermore, the shares of our common stock owned by the HCP Stockholders, Leucadia and CF Turul may also be sold in the public market under Rule 144 of the Securities Act. We have, in the past, issued a substantial amount of shares of preferred stock, the majority of which were subsequently converted into shares of our common stock. We may issue a substantial amount of preferred stock in the future. If these rights are exercised in full, it might adversely affect the market price of our common stock.
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
The daily trading volume in our common stock is volatile and relatively low, which may make it difficult to purchase or sell shares of our common stock. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our common stock or the prices at which holders may be able to sell our common stock and the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.
From time to time, we and our subsidiaries may be subject to litigation for which we and our subsidiaries may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations.
We and our subsidiaries are or may become parties to legal proceedings related to our or their current or prior businesses for which, depending on the circumstances, a reserve may not have been established or otherwise provided for or insured against.  There can be no assurance that we will prevail in any litigation in which we or our subsidiaries may become involved, or that our or their insurance coverage will be adequate to cover any or all potential losses.  In addition, from time to time, we may decide to settle litigation involving us or our subsidiaries for a variety of reasons and regardless of our perceived merits of the claims related to such litigation.  Such settlements may include non-monetary, as well as monetary terms.  To the extent that we or our subsidiaries sustain losses from such proceeding which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected.  See Part I. Item 3. “Legal Proceedings.”

Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.
HGI is the successor to Zapata Corporation, which was a holding company engaged, through its subsidiaries, in a number of business activities. The activities of our predecessor company and its subsidiaries may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us and our subsidiaries. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources. In addition, throughout our history, our predecessor company entered into numerous transactions relating to the sale, disposal or spinoff of its partially and wholly-owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. See Part I. Item 3. “Legal Proceedings.”

Risks Related to Spectrum Brands’ Business
Spectrum Brands is a parent company and its primary source of cash is and will be distributions from its subsidiaries.
Spectrum Brands is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries, including SBI. Spectrum Brands conducts most of its business operations through its subsidiaries. Accordingly, Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands’ and SBI’s subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands’ and SBI’s subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, SBI’s term loan facility (the “SBI Term Loan Facility”), SBI’s asset-based revolving credit facility (the “SBI ABL Facility,” and, together with the SBI Term Loan Facility, the “SBI Senior Secured Facilities”), the indentures governing SBI’s 6.75% Senior Notes due 2020 (the “SBI 6.75% Notes”), SBI’s 6.375% Senior Notes due 2020 (the “SBI 2020 Notes”), and SBI’s 6.625% Senior Notes due 2022 (the “SBI 2022 Notes,” and, together with the SBI 6.75% Notes and the SBI 2020 Notes, the “SBI Notes,” and, such indentures governing the SBI Notes, the “SBI Indentures”) and other agreements limit or prohibit certain payments of dividends or other distributions to Spectrum Brands. Spectrum Brands expects that future credit facilities and financing arrangements of SBI will contain similar restrictions.
SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.
SBI has, and expects to continue to have, a significant amount of indebtedness. As of September 30, 2014, SBI had total indebtedness under the SBI Senior Secured Facilities, the SBI Notes and other debt of approximately $3.0 billion. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

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
Under the SBI Senior Secured Facilities and the SBI Indentures, SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.
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
Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.
The SBI Senior Secured Facilities and the SBI Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The SBI Senior Secured Facilities and the SBI Indentures also contain customary events of default. These covenants, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully. In addition, the SBI Senior Secured Facilities and the SBI Indentures require SBI to dedicate a portion of cash flow from operations to payments on debt and the SBI Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such requirements and covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under the SBI Senior Secured Facilities could terminate their commitments and the lenders under the SBI Senior Secured Facilities or the holders of the SBI Notes could accelerate repayment of its outstanding borrowings and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If SBI is unable to repay outstanding borrowings when due, the lenders under the SBI Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the SBI Senior Secured Facilities are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing SBI’s debt.
HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under certain of the agreements governing SBI’s debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HGI pursuant to the indenture governing the 7.875% Notes. Under the SBI Senior Secured Facilities, a change of control is an event of default and, if a change of control were to occur, SBI would be required to get an amendment to these agreements to avoid a default. If SBI was unable to get such an amendment, the lenders could accelerate the maturity of each of the SBI Senior Secured Facilities. In addition, under the SBI Indentures, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase such SBI Notes, as applicable, from the holders at a price equal to 101% of the principal amount of such SBI Notes plus accrued interest or obtain a waiver of default from the holders of such SBI Notes. If SBI was unable to make the change of control offer or to obtain a waiver of default, it would be an event of default under the SBI Indentures that could allow holders of such SBI Notes to accelerate the maturity of the SBI Notes.
Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market shares and sales.
The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, its primary competitors are Duracell, Energizer and Panasonic. In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, its primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, its principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Spectrum Brands’ principal national competitors within the small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In the hardware and home improvement industry, Spectrum Brands’ principal competitors are Schlage, a division of Ingersoll-Rand, Masco, Fortune Brands, Kohler and American Standard. In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of its product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect Spectrum Brands’ business, financial condition and results of operations.
Spectrum Brands competes with its competitors for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Spectrum Brands’ ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•
Spectrum Brands competes against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than Spectrum Brands;

•
In some key product lines, Spectrum Brands’ competitors may have lower production costs and higher profit margins than it, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives;

•	Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for Spectrum Brands’ products;

•	Consumer purchasing behavior may shift to distribution channels, including to online retailers, where Spectrum Brands and its customers do not have a strong presence;

•	Consumer preferences may change to lower margin products or products other than those Spectrum Brands markets; and

•
Spectrum Brands may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to its existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with Spectrum Brands. As a result of this competition, Spectrum Brands could lose market share and sales, or be forced to reduce its prices to meet competition. If its product offerings are unable to compete successfully, its sales, results of operations and financial condition could be materially and adversely affected. In addition, Spectrum Brands may be unable to implement changes to its products or otherwise adapt to changing consumer trends. If it is unable to respond to changing consumer trends, Spectrum Brands’ operating results and financial condition could be adversely affected.
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
Adverse weather conditions during Spectrum Brands’ peak selling season for its home and garden control products could have a material adverse effect on its Home and Garden Business.
Weather conditions have significant impact on the timing and volume of sales of certain of Spectrum Brands’ lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. Adverse weather conditions during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on Spectrum Brands’ Home and Garden Business and its financial results during such period.
Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 40% of Spectrum Brands’ net sales for Fiscal 2014 were to customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:

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

•	labor unrest;

•	political and economic instability, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting its ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law; and

•	adverse tax consequences.
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
The principal raw materials used to produce Spectrum Brands’ products-including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)-are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during the years 2012 and 2013, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.
Spectrum Brands regularly engages in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs it expects to incur over the next 12 to 24 months. However, Spectrum Brands’ hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in its business, no longer be useful for it. In addition, for certain of the principal raw materials Spectrum Brands uses to produce its products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose Spectrum Brands to above-average costs for an extended period of time, and Spectrum Brands is unable to pass its raw materials costs on to its customers, its future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges, which are determined based upon the current cost of diesel fuel in relation to pre-established, agreed upon costs. Spectrum Brands may be unable to pass these fuel surcharges on to its customers, which may have an adverse effect on its profitability and results of operations.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 16% of its consolidated net sales for Fiscal 2014. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
Although Spectrum Brands has long-established relationships with many of its customers, it does not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of Spectrum Brands’ customers or if any of its customers were to leave the business, could have a material adverse effect on its sales and profitability.
In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including: (i) manufacturing lead-times; (ii) seasonal purchasing patterns; and (iii) the potential for material price increases, Spectrum Brands may be required to shorten its lead-time for production and more closely anticipate its retailers’ and customers’ demands, which, in the future, could require it to carry additional inventories and increase its working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if Spectrum Brands’ retailers significantly change their inventory management strategies, Spectrum Brands may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products, which may have a material adverse effect on its business.
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
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During Fiscal 2014, approximately 40% of Spectrum Brands’ net sales and operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow as a result of acquisitions in these markets and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from, and loans to, its subsidiaries, as well as sales to, purchases from, and bank lines of credit with, its customers, suppliers and creditors that are denominated in foreign currencies.
Spectrum Brands sources many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, it may experience fluctuations in its results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium-to-long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.
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
Spectrum Brands purchases a number of its products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material adverse effect on its sales and gross margin. Furthermore, if a bill similar to the bill the U.S. Senate approved in 2011 to impose sanctions against China for its currency valuation is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on Spectrum Brands’ sales and gross margin.
Spectrum Brands’ international operations may expose it to risks related to compliance with the laws and regulations of foreign countries.
Spectrum Brands is subject to three EU Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment; Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers, such as Spectrum Brands. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:

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

•	Spectrum Brands may be unable to sell certain existing inventories of its batteries in Europe and other countries that have adopted similar regulations.
Many of the developing countries in which Spectrum Brands operates do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the U.S. and EU or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which Spectrum Brands operates may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in Spectrum Brands’ costs as a result of increased regulation, legislation or enforcement could materially and adversely affect its business, results of operations and financial condition.
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
Spectrum Brands’ Global Batteries & Appliances segment licenses the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, BDC extended the license agreement through December 2018. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations. Additionally, in connection with its acquisition of the Hardware & Home Improvement business, Spectrum Brands received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing Spectrum Brands’ products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted Spectrum Brands the right to use the “Stanley” and “Black & Decker” marks and logos, and certain other marks and logos, for up until December 31, 2018. When its right to use these Stanley Black & Decker trademarks, brand names and logos expires, Spectrum Brands may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to its new brand, Spectrum Brands’ reputation among its customers could be adversely affected, and its revenue and profitability could decline.
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

•	financial condition of its suppliers;

•	political and economic instability in the countries in which its suppliers are located, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;

•	its ability to import outsourced products;

•	its suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or

•	its suppliers’ ability to manufacture and deliver outsourced products according to its standards of quality on a timely and efficient basis.

If Spectrum Brands’ relationship with one of its key suppliers is adversely affected, Spectrum Brands may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of its products. The loss of one or more of its suppliers, a material reduction in their supply of products or provision of services to Spectrum Brands or extended disruptions or interruptions in their operations could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
In addition, Spectrum Brands manufactures the majority of its foil cutting systems for its shaving product lines, using specially designed machines and proprietary cutting technology, at its Portage, Wisconsin facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on its ability to manufacture and sell its foil shaving products, which could in turn harm its business, financial condition and results of operations.
Spectrum Brands faces risks related to its sales of products obtained from third-party suppliers.
Spectrum Brands sells a significant number of products that are manufactured by third-party suppliers over which it has no direct control. While Spectrum Brands has implemented processes and procedures to try to ensure that the suppliers it uses are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in Spectrum Brands’ marketing and distribution of contaminated, defective or dangerous products which could subject it to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate its ability to purchase products from non-compliant suppliers. Any or all of these effects could adversely affect Spectrum Brands’ business, financial condition and results of operations.
In addition, the Dodd-Frank Act includes provisions regarding certain minerals and metals, known as “conflict minerals,” mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause Spectrum Brands to incur costs to certify that its supply chain is conflict free and Spectrum Brands may face difficulties if its suppliers are unwilling or unable to verify the source of their materials. Spectrum Brands’ ability to source these minerals and metals may also be adversely impacted. In addition, Spectrum Brands’ customers may require that it provide them with a certification and its inability to do so may disqualify it as a supplier.
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
In the ordinary course of its business, Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on Spectrum Brands’ business, results of operations and financial condition if it is unable to successfully defend against or settle these matters or if its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters. Although Spectrum Brands has product liability insurance coverage and an excess umbrella policy, its insurance policies may not provide coverage for certain, or any, claims against Spectrum Brands or may not be sufficient to cover all possible liabilities. Additionally, Spectrum Brands does not maintain product recall insurance. Spectrum Brands may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against Spectrum Brands, even if the claims were not successful, could adversely affect the reputation and sales of its products. In particular, product recalls or product liability claims challenging the safety of Spectrum Brands’ products may result in a decline in sales for a particular product and could damage the reputation or value of the related brand. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.
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
Risk of environmental liability is inherent in Spectrum Brands’ business. As a result, material environmental costs may arise in the future. In particular, it may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Spectrum Brands’ international operations may expose Spectrum Brands to risks related to compliance with the laws and regulations of foreign countries. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for Spectrum Brands’ products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made. Spectrum Brands may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although Spectrum Brands believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, it may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
In addition, in connection with business acquisitions, Spectrum Brands has assumed, and in connection with future acquisitions may assume in the future, certain potential environmental liabilities. To the extent Spectrum Brands has not identified such environmental liabilities or to the extent the indemnifications obtained from Spectrum Brands’ counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on Spectrum Brands’ business.
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
The FQPA established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of Spectrum Brands’ products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third-party active ingredient registrant may decide that a pesticide Spectrum Brands uses in its products will be limited or made unavailable to Spectrum Brands. Spectrum Brands cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in its products.
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
On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of its products are not safe, whether justified or not, could impair Spectrum Brands’ reputation, damage its brand names and have a material adverse effect on its business, financial condition and results of operations. In addition, Spectrum Brands relies on certain third party trademarks, brand names and logos which it does not have exclusive use of. Public perception that any such third-party trademarks, brand names and logos used by Spectrum Brands are not safe, whether justified or not, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
If Spectrum Brands is unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, it may experience an increased risk of labor disruptions and its results of operations and financial condition may suffer.
Approximately 15% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are four collective bargaining agreements that will expire during the fiscal year ending September 30, 2015, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 7% of Spectrum Brands’ total labor force. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Spectrum

Brands’ increased exposure to collective bargaining agreements, whether on terms more or less favorable than its existing collective bargaining agreements, could adversely affect the operation of its business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.
Significant changes in actual investment return on pension assets, discount rates and other factors could affect Spectrum Brands’ results of operations, equity and pension contributions in future periods.
Spectrum Brands’ results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. U.S. GAAP requires that Spectrum Brands calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions Spectrum Brands used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, Spectrum Brands is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash Spectrum Brands would contribute to pension plans as required under ERISA.
If Spectrum Brands’ goodwill, indefinite-lived intangible assets or other long-term assets become impaired, Spectrum Brands will be required to record additional impairment charges, which may be significant.
A significant portion of Spectrum Brands’ long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions, as well as through fresh-start reporting. Spectrum Brands does not amortize goodwill and indefinite-lived intangible assets, but rather reviews them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Spectrum Brands considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.
The steps required by U.S. GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; Spectrum Brands’ internal expectations with regard to future revenue growth and the assumptions it makes when performing impairment reviews; a significant decrease in the market price of its assets; a significant adverse change in the extent or manner in which its assets are used; a significant adverse change in legal factors or the business climate that could affect its assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, Spectrum Brands may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on Spectrum Brands’ business, financial condition and operating results.
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

Spectrum Brands may not realize the anticipated benefits of, and synergies from, its business acquisitions and may become responsible for certain liabilities and integration costs as a result.
Business acquisitions involve the integration of new businesses that have previously operated independently from Spectrum Brands. The integration of Spectrum Brands’ operations with those of acquired businesses is frequently expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which Spectrum Brands will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands will often be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum Brands and certain businesses it has acquired have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on Spectrum Brands’ business.
Spectrum Brands may also acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by Spectrum Brands, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that Spectrum Brands will acquire businesses or product distribution rights that will contribute positively to its earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.
In addition, in connection with business acquisitions, Spectrum Brands has assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by Spectrum Brands or to the extent the indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on Spectrum Brands’ business.
Integrating Spectrum Brands’ business with acquired businesses may divert Spectrum Brands’ management’s attention away from operations.
Successful integration of acquired businesses’ operations, products and personnel with Spectrum Brands may place a significant burden on Spectrum Brands’ management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm Spectrum Brands’ business, financial condition and operating results.
General customer uncertainty related to its business acquisitions could harm Spectrum Brands.
Spectrum Brands’ customers may, in response to the announcement or consummation of a business acquisition, delay or defer purchasing decisions. If Spectrum Brands’ customers delay or defer purchasing decisions, its revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Risks Related to FGL’s and Front Street’s Businesses
FGL’s and Front Street’s results of operations and financial condition depend on the accuracy of a broad range of assumptions and estimates made by their respective managements.
FGL and Front Street make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to their businesses and anticipated results. FGL and Front Street rely on these assumptions and estimates to estimate the amounts of value of business acquired (“VOBA”), policy liabilities and accruals, future earnings and various components of their consolidated balance sheets. These assumptions are also used in making decisions crucial to the operation of FGL’s and Front Street’s businesses, including the pricing of products and expense structures related to products. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. FGL’s and Front Street’s actual experiences, as well as changes in estimates, are used to prepare FGL’s and Front Street’s consolidated statements of operations. To the extent FGL’s and Front Street’s actual experience and changes in estimates differ from original estimates, businesses, operations and financial condition may be materially adversely affected. FGL and Front Street have minimal experience to date on policyholder behavior for GMWB products which FGL began issuing in 2008; as a result, future experience could lead to significant changes in FGL’s and Front Street’s assumptions. If emerging experience deviates from FGL’s and Front Street’s assumptions on GMWB utilization, it could have a significant effect on FGL’s and Front Street’s reserve levels and related results of operations. Front Street makes certain other assumptions and estimates regarding the pricing and returns of products it reinsures and other factors related to its business and anticipated results.
The calculations FGL and Front Street use to estimate various components of their balance sheets and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. Accordingly, FGL’s and Front Street’s results may be adversely affected from time to time by actual results differing from assumptions, by changes in estimates and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
FGL’s or Front Street’s financial condition and results of operations could be adversely impacted if their assumptions regarding the fair value and future performance of their investments differ from actual experience.
FGL and Front Street make assumptions regarding the fair value and expected future performance of their investments. It is possible that actual values will differ from their assumptions. Such events could result in a material change in the value of their investments, business, operations and financial condition.
For example, expectations that FGL’s investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. FGL has increased its non-agency RMBS holdings recently from $1.4 billion at September 30, 2013 to $2.0 billion at September 30, 2014. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on FGL’s holdings of these types of securities. This could lead to potential future “other than temporary” impairments (“OTTI”) within FGL’s portfolio of RMBS, CMBS and ABS. In addition, expectations that FGL’s investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through FGL’s normal credit surveillance process. It is possible that issuers of corporate securities in which FGL has invested will perform worse than current expectations. Such events may lead FGL to recognize potential future OTTI within its portfolio of corporate securities. FGL recorded OTTI charges of approximately $0.7 and $2.9 for Fiscal 2014 Fiscal 2013, respectively. It is also possible that unanticipated events would lead FGL to dispose of certain of those holdings and recognize the effects of any market movements in FGL’s financial statements.
A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including FGL’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in FGL’s products, its ability to market its products, and its competitive position. Any downgrade or other negative action by a rating agency with respect to the financial strength ratings of FGL’s insurance subsidiaries could have a materially adverse effect FGL in many ways, including the following:

•	adversely affecting relationships with distributors, IMOs and sales agents, which could result in reduction of sales;

•	increasing the number or amount of policy lapses or surrenders and withdrawals of funds;

•	requiring a reduction in prices for FGL’s insurance products and services in order to remain competitive;

•	adversely affecting FGL’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all; and

•	requiring FGL to collateralize reserves, balances or obligations under reinsurance and derivatives agreements.

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
FGH is required to maintain minimum ratings as a matter of routine practice under FGH’s over-the-counter derivative agreements on forms promulgated by the ISDA. Under some ISDA agreements, FGH has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGH or the counterparty would be dependent on the market value of the underlying derivative contracts. FGH’s current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2014, the amount at risk for ISDA agreements that could be terminated based upon FGH’s current ratings was $296.3 million, which equals the fair value to FGH of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time.
In certain transactions, FGH and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and September 30, 2013, $188 million and $72.0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 million and $149.8 million at September 30, 2014 and September 30, 2013, respectively.
Additionally, under certain insurance reserve financing arrangements, if FGL were to take certain actions without the counterparties consent, and such actions resulted in a specified financial strength ratings downgrade, FGL would be in default.
The amount of statutory capital that FGL’s and Front Street’s insurance subsidiaries have and the amount of statutory capital that they must hold to meet other requirements can vary significantly from time to time due to a number of factors outside of their control.
FGL’s and Front Street’s insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on RBC formulas for life insurance and reinsurance companies that establish capital requirements relating to insurance, business, asset, interest rate, and certain other risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, most of which are outside of FGL’s and Front Street’s control, including, but not limited to, the following:

•	the amount of statutory income or losses generated by their insurance subsidiaries (which itself is sensitive to equity market and credit market conditions);

•	the amount of additional capital their insurance subsidiaries must hold to support business growth;

•	changes in reserve requirements applicable to their insurance subsidiaries;

•	their ability to access capital markets to provide reserve relief;

•	changes in equity market levels;

•	the value of certain fixed-income and equity securities in their investment portfolios;

•	changes in the credit ratings of investments held in their portfolios;

•	the value of certain derivative instruments;

•	changes in interest rates;

•	credit market volatility;

•	changes in consumer behavior; and

•	changes to the RBC formulas and interpretation of the NAIC instructions with respect to RBC calculation methodologies.
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
In extreme equity market declines, the amount of additional statutory reserves FGL’s insurance subsidiaries are required to hold for fixed-indexed products may decrease at a rate less than the rate of change of the market value of the invested assets. This mismatch could result in a reduction of the capital, surplus, or RBC ratio of FGL’s insurance subsidiaries. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, FGL may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If FGL is unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
While the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, and this analysis of cash flow testing is altered by rising or falling interest rates and widening credit spreads.
The failure of any of FGL’s or Front Street’s insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on FGL’s or Front Street’s business, results of operations and financial condition. A decline in RBC ratios also limits the ability of an insurance subsidiary to make dividends or distributions to FGL and could be a factor in causing rating agencies to downgrade the insurer’s financial strength ratings, which could have a material adverse effect on FGL’s business, results of operations and financial condition.
The stock of FGL’s primary operating subsidiary is subject to the security interest of its former owner.
FGL and FGH have granted the security interests in the shares of capital of FGH and FGL Insurance to OMGUK in order to secure FGL’s indemnity obligations under the F&G Stock Purchase Agreement. Although FGL is not aware of any events or transactions that would obligate it to perform under the obligations secured by the pledges, if FGL were to fail to perform such obligations, OMGUK could foreclose on the pledged shares, which would have a material adverse effect on FGL’s financial condition and results of operations.

FGL’s and Front Street’s businesses are highly-regulated and subject to numerous legal restrictions and regulations.
State Regulation
FGL’s and Front Street’s businesses are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and discretionary authority with respect to many aspects of FGL’s and Front Street’s businesses, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareholders. At any given time, FGL, Front Street and their insurance subsidiaries may be subject of a number of ongoing financial or market conduct examinations, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could, if determined adversely, have a material impact on FGL’s or Front Street’s business.

FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The NYDFS issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states have enacted laws which will impose requirements on insurers to periodically compare their in-force life insurance policies and annuities against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. FGL has received notice of escheatment audits from several states. FGL has filed suit in federal court to challenge the audit policies of the California controller and the applicability of California’s unclaimed property laws to FGL generally. It is possible that these requirements will result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws or administrative penalties and expenses. While FGL believes that it has established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified given the ongoing regulatory developments, the effects of which could be significant and could have a material adverse effect on FGL’s results of operations in any one period.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the MIA, is currently conducting its routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012, and the Vermont Department of Financial Regulation is conducting a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of ten ongoing market conduct examinations in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance will become subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
NAIC
Although FGL’s business is subject to regulation in each state in which it conducts business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on FGL’s business, operations and financial condition. FGL is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. FGL cannot predict the amount or timing of any such future assessments. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to FGL’s practices that may, in some cases, limit its ability to grow and improve profitability.
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.
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
Federal Regulation
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, Front Street, their competitors or those entities with which they do business, including, but not limited to:

•	the establishment of federal regulatory authority over derivatives;

•	the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms;

•	the establishment of the Federal Insurance Office;

•	changes to the regulation of broker-dealers and investment advisers;

•	changes to the regulation of reinsurance;

•	changes to regulations affecting the rights of shareholders;

•	the imposition of additional regulation over credit rating agencies;

•	the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and

•	the clearing of derivative contracts.
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, Front Street, their competitors or the entities with which they do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL or Front Street in many ways, including, but not limited to:

•	placing FGL or Front Street at a competitive disadvantage relative to its competition or other financial services entities;

•	changing the competitive landscape of the financial services sector and/or the insurance industry;

•	making it more expensive for FGL or Front Street to conduct their businesses;

•	requiring FGL or Front Street to reallocate significant company resources to government affairs;

•	increasing FGL’s or Front Street’s legal and compliance-related activities and the costs associated therewith; and

•	otherwise have a material adverse effect on the overall business climate, as well as FGL’s or Front Street’s financial condition or results of operations.
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
FGL may also be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. Severe penalties are imposed for breach of duties under ERISA.
Other Regulation
Other types of regulation that could affect FGL or Front Street include insurance company investment laws and regulations, state adopted statutory accounting principles, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws and federal anti-money laundering and anti-terrorism laws.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in FGL’s or Front Street’s failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against FGL and Front Street, which could result, among other things, in suspension or revocation of FGL’s or Front Street’s licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm FGL’s or Front Street’s results of operations and financial condition. If FGL or Front Street fails to address, or appear to fail to address, appropriately any of these matters, FGL’s or Front Street’s reputation could be harmed and they could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against them or subject them to enforcement actions, fines and penalties.
FGL and Front Street cannot predict what form any future changes in these or other areas of regulation affecting the insurance and reinsurance industries might take or what effect, if any, such proposals might have on FGL or Front Street if enacted into law. In addition, because FGL’s and Front Street’s activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on FGL or Front Street as compared to other more diversified companies.
Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.
FGL and Front Street, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. Although FGL and Front Street do not believe that the outcome of any such litigation or arbitration will have a material adverse effect on their financial condition, it is possible that their results of operations and cash flows could be materially affected by an unfavorable outcome. More generally, FGL and Front Street operate in industries in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, FGL sells its products through IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Such lawsuits can result in substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
FGL’s reinsurers, including Wilton Re and Front Street, could fail to meet assumed obligations, increase their rates, or become subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations.
FGL’s insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and Front Street. As of September 30, 2014, the amount recoverable from Wilton Re and Front Street was $1.5 billion and $1.3 billion, respectively. Given FGL’s significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on FGL’s financial position. However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers. The failure, insolvency, inability or unwillingness of any reinsurers to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations. To mitigate the counterparty risk for the Front Street transaction, the assets are held on FGL Insurance’s balance and are used as collateral in the event of a failure. With respect to Wilton Re, FGL monitors the credited rating and other material events impacting Wilton Re.
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
In recent years, access to reinsurance has become more costly for members of the insurance industry, including FGL. In addition, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market resulted in increased concentration of risk for insurers, including FGL. If the reinsurance market further contracts, FGL’s ability to continue to offer its products on terms favorable to it could be negatively impacted, resulting in adverse consequences to FGL’s business, operations and financial condition.
In addition, reinsurers are facing many challenges regarding illiquid credit or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, FGL’s business, financial condition and results of operations could be materially adversely affected.
Restrictions on FGL’s ability to use captive reinsurers could adversely impact its competitive position and results of operations.
The NAIC and state insurance regulators continue to review life insurance companies’ use of affiliated captive reinsurers or off-shore entities. On June 4, 2014, Rector & Associates, a consulting firm commissioned by the NAIC, presented a revised report (the “Rector Report”) to the Principle-Based Reserving Implementation Task Force of the NAIC which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business, and recommends, among other things, placing limitations on the types of assets that may be used to finance reserves associated with XXX and AXXX business and making an individual state’s adoption of the new regulations contemplated by the report an NAIC accreditation standard. On August 17, 2014, the NAIC Executive Committee adopted the regulatory framework proposed by the Rector Report, including recommendations to have various NAIC technical subgroups propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. On October 9, 2014, the NAIC’s Principle-Based Reserving Implementation Task Force voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the amount of assets that may be supported by different asset classes in connection with certain transactions involving captive reinsurance companies.
If state insurance regulators restrict the use of such captive reinsurers or if FGL otherwise is unable to continue to use captive reinsurers in the future, FGL’s ability to write certain products, to manage the associated risks and to deploy capital efficiently, could be adversely affected, or FGL may need to increase prices on those products, which could adversely impact its competitive position and its results of operations.

Interest rate fluctuations could negatively affect FGL’s and Front Street’s businesses, financial condition and results of operations.
FGL offers certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, FGL manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of FGL’s assets are relatively illiquid. There can be no assurance that withdrawal demands will match FGL’s estimation of withdrawal demands. As interest rates increase, FGL is exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGL to liquidate assets in an unrealized loss position. If FGL experiences unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on FGL’s business, financial condition and results of operations. Additionally, FGL may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity. Front Street provides reinsurance with respect to certain interest rate-sensitive products and manages certain assets of FGL under the Cayman Reinsurance Agreement.
Interest rates are subject to volatility and fluctuations. For the past several years interest rates have trended downwards to historically low levels. In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose FGL to the risk of not achieving sufficient return on its invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of FGL’s contracts. Both rising and declining interest rates can negatively affect FGL’s interest earnings and spread income (the difference between the returns FGL earns on its investments and the amounts it must credit to policyholders and contractholders). While FGL develops and maintains asset liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect FGL’s or Front Street’s businesses, financial condition or results of operations.
An extended period of declining interest rates or a prolonged period of low interest rates may also cause FGL or Front Street to change its long-term view of the interest rates that it can earn on its investments. Such a change in FGL’s or Front Street’s view would cause it to change the long-term interest rate that it assumes in its calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves, accelerated amortization of deferred acquisition costs “DAC”) and VOBA and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
Additionally, FGL’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates and relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors. The effectiveness of FGL’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.
Changes in interest rates may also affect the attractiveness of certain of FGL’s products. For example, lower interest rates may result in decreased sales of certain of FGL’s insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when FGL’s investments carry lower returns. As a result, FGL could become unable to earn its desired level of spread income.
FGL’s expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period.
Higher interest rates may increase the cost of debt and other obligations having floating rate or rate-reset provisions and may result in lower sales of other products. During periods of increasing market interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of FGL’s investment portfolio which will decrease FGL’s accumulated other comprehensive income and shareholders’ equity. FGL’s unrealized loss was $109.8 million as of September 30, 2014 compared to $263.8 million as of September 30, 2013. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of FGL’s products may be exposed to disintermediation risk. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on FGL’s business, financial condition and results of operations.
FGL’s and Front Street’s investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
FGL’s and Front Street’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could lead to other-than-temporary impairments of assets in FGL’s and Front Street’s investment portfolios.
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
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on FGL’s or Front Street’s results of operations, financial condition, or cash flows through realized losses, other-than-temporary impairments, changes in unrealized loss positions, and increased demands on capital. As of September 30, 2014 and September 30, 2013, FGL had gross unrealized losses of $109.8 million and $263.8 million, respectively. In addition, FGL’s investment portfolio is concentrated in certain industries. As of September 30, 2014 and September 30, 2013, FGL’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $2,240.3 million and $1,892.1 million, or 11.9% and 11.7%, respectively, of the invested assets portfolio. FGL’s holdings in this industry include investments in 85 and 80 different issuers as of September 30, 2014 and September 30, 2014, respectively, with the top ten investments accounting for 40% and 41.8% of the total holdings in this industry as of September 30, 2014 and September 30, 2013, respectively. In addition, market volatility can make it difficult for FGL and Front Street to value certain of their assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on FGL’s or Front Street’s results of operations or financial condition.
FGL is exposed to credit loss in the event of nonperformance by its counterparties on call options. FGL seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that FGL will not suffer losses in the event of counterparty nonperformance. As of September 30, 2014 and September 30, 2013, $188.0 million and $72.0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 million and $149.8 million as of September 30, 2014 and September 30, 2013, respectively.
Equity market volatility could negatively impact FGL’s or Front Street’s business.
Equity market volatility can negatively affect FGL’s or Front Street’s revenues and profitability in various ways. Front Street has made, and may, from time to time, continue to make, certain equity investments. Also, FGL has guaranteed minimum withdrawal or surrender benefits in certain of its products. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed.
Credit market volatility or disruption could adversely impact FGL’s or Front Street’s financial condition or results of operations.
Significant volatility or disruption in credit markets could have a material adverse effect on FGL’s or Front Street’s business, financial condition and results of operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed-income instruments in FGL’s and Front Street’s investment portfolios. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in these investment portfolios to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within FGL’s or Front Street’s investment portfolio.
Changes in federal or state tax laws, may affect sales of FGL’s products and profitability.
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
From time to time, various tax law changes have been proposed that could have an adverse effect on FGL’s business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. Additionally, insurance products, including the tax-favorable features of these products, generally must be approved by the insurance regulators in each state in which they are sold. This review could delay the introduction of new products or impact the features that provide for tax advantages and make such products less attractive to potential purchasers. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have a material adverse effect on FGL’s ability to sell non-qualified annuities.
FGL may be required to increase its valuation allowance against its deferred tax assets and may face restrictions on FGL’s ability to fully utilize such assets which could materially adversely affect FGL’s capital position, business, operations and financial condition.
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

Based on FGL’s current assessment of future taxable income, including available tax planning opportunities, FGL anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its deferred tax assets as to which FGL does not have a valuation allowance. If future events differ from FGL’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on FGL’s capital position, business, operations and financial condition.
FGL’s and Front Street’s business models depend on the performance of various third parties, including independent distributors, underwriters, actuarial consultants, asset managers and other service providers.
FGL and Front Street rely significantly on various third parties to provide services for their business operations. As such, their results may be affected by the performance of those other parties. For example, FGL is dependent upon independent distribution channels to sell its products and to perform underwriting functions and independent consultants to perform actuarial analyses and asset managers to manage certain of FGL’s assets. Additionally, FGL’s and Front Street’s operations are dependent on various service providers and on various technologies, some of which are provided or maintained by certain key outsourcing partners and other parties.

Many of FGL’s products and services are complex and are sold through third-party intermediaries. In particular, FGL’s insurance businesses are reliant on these intermediaries to describe and explain their products to potential customers. FGL also relies on third-party asset managers to manage certain of its assets according to their respective investment mandates. The intentional or unintentional misrepresentation of FGL’s products and services in advertising materials or other external communications, or inappropriate activities by FGL’s personnel or an intermediary or a failure of FGL’s third-party asset managers to successfully manage FGL’s assets according to their respective mandates could adversely affect FGL’s reputation and business prospects, as well as lead to potential regulatory actions or litigation.
The third parties upon whom FGL and Front Street depend may default on their obligations to FGL or Front Street due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel or other reasons. Such defaults could have a material adverse effect on FGL’s or Front Street’s financial condition and results of operations. In addition, certain of these third parties may act, or be deemed to act, on behalf of FGL or represent FGL in various capacities. Consequently, FGL may be held responsible for obligations that arise from the acts or omissions of these third parties.

In addition to services provided by independent distribution channels, third-party asset managers and actuarial consultants, FGL outsources the following functions to third-party service providers, and expects to continue to do so in the future: (i) new business administration; (ii) hosting of financial systems; (iii) servicing of existing policies; (iv) information technology development and maintenance; (v) call centers; and (vi) underwriting administration of life insurance applications. If FGL does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, FGL may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, FGL’s and Front Street’s reliance on third-party service providers that it does not control does not relieve FGL or Front Street of their responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in FGL or Front Street becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain.

Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect FGL’s or Front Street’s reputation and business.

Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm FGL’s or Front Street’s business.
FGL and Front Street are highly-dependent on automated and information technology systems to record and process their internal transactions and transactions involving those with whom they conduct business, as well as to calculate reserves, value-invested assets and complete certain other components of their U.S. GAAP and statutory financial statements. FGL or Front Street could experience a failure of one of these systems, their employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or their employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, FGL’s and Front Street’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. FGL or Front Street may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond their control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/ telecommunications outages). All of these risks are also applicable where FGL and Front Street rely on outside vendors (including Dell with respect to FGL) to provide services to them and their customers. The failure of any one of these systems for any reason, or errors made by FGL’s or Front Street’s employees or agents, could in each case cause significant interruptions to their respective operations, which could harm their reputations, adversely affect internal controls over financial reporting, or have a material adverse effect on FGL’s or Front Street’s business, results of operations and financial condition.

FGL and Front Street retain confidential information in their information technology systems and those of their business partners, and they rely on industry-standard commercial technologies to maintain the security of those systems. Despite their implementation of network security measures, their servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with their computer systems. While FGL and Front Street perform penetration tests and have adopted a number of measures to protect the security of customer and company data and have not experienced a successful cyberattack, there is no guaranty that such an attack will not occur or be successful in the future. Anyone who is able to circumvent FGL’s or Front Street’s security measures and penetrate their information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of FGL’s or Front Street’s information technology systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage FGL’s or Front Street’s reputation in the marketplace, deter purchases of FGL’s or Front Street’s products, subject FGL or Front Street to heightened regulatory scrutiny or significant civil and criminal liability and require FGL or Front Street to incur significant technical, legal and other expenses.
In the event of a disaster, such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, FGL’s or Front Street’s information technology systems may be inaccessible to its employees, customers (as applicable), or business partners for an extended period of time. Even if FGL’s or Front Street’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if data or systems are disabled or destroyed. Any such occurrence could materially adversely affect FGL’s or Front Street’s business, operations and financial condition.
FGL’s and Front Street’s insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
FGL’s and Front Street’s insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support their long-term capital requirements, FGL, Front Street and their insurance subsidiaries may need to increase or maintain their statutory capital and surplus through financings, which could include debt, equity, financing arrangements or other surplus relief transactions. Adverse market conditions have affected, and continue to affect, the availability and cost of capital from external sources. Neither FGL nor Front Street is obligated, and they may choose not, or may be unable, to provide financing or make any capital contribution to their insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to FGL or Front Street or their insurance subsidiaries (as applicable). If FGL’s or Front Street’s insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies or reinsurance treaties (each as applicable), and such action could materially adversely affect FGL’s or Front Street’s business, operations and financial condition.
New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact FGL.
FGL is required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the Commission, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The FASB has issued an exposure draft regarding accounting for insurance contracts proposing that life insurance liabilities be accounted for on a fair value approach. The FASB proposal also contains implications for systems data communications with stakeholders, internal controls processes and resources. FGL cannot assure you that future changes to U.S. GAAP will not have a negative impact on FGL. U.S. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors, including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in FGL’s consolidated financial statements.

In addition, FGL’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and in particular actuarial reserving methodology are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect FGL’s insurance subsidiaries. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. FGL cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect FGL. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. FGL cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of FGL and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. FGL can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on FGL.

FGL’s and Front Street’s risk management policies and procedures could leave them exposed to unidentified or unanticipated risks, which could negatively affect their businesses or result in losses.
FGL and Front Street have developed risk management policies and procedures and expect to continue to enhance these in the future. Nonetheless, these policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing FGL or Front Street. Additional risks and uncertainties not currently known to FGL or Front Street, or that either of them currently deems to be immaterial, may adversely affect their business, financial condition or operating results. For example, FGL hedges its FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. In addition, FGL’s FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets.
FGL may not be able to protect its intellectual property and may be subject to infringement claims.
FGL relies on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its intellectual property. Although FGL uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. FGL may have to litigate to enforce and protect its copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of FGL’s intellectual property assets could adversely impact FGL’s business and its ability to compete effectively.
FGL also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. FGL may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant expense and liability for damages or FGL could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively, FGL could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on FGL’s business, results of operations and financial condition.
FGL and Front Street are exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect their business, financial condition and results of operations.
Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect FGL’s or Front Street’s results of operations. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of FGL’s business or its reinsurers, including Front Street. For instance, a significant expansion of the scope and intensity of the recent Ebola crisis beyond its current geographic regions, especially within the U.S., could adversely affect the mortality and morbidity experience of FGL’s or Front Street’s business. Although FGL participates in a risk pooling arrangement that partially mitigates the impact of multiple deaths from a single event, claims arising from such events could have a material adverse effect on FGL’s business, operations and financial condition, either directly or as a result of their effect on its reinsurers (including Front Street) or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While FGL and Front Street have taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor can they be fully protected against, even if anticipated.
In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of FGL’s or Front Street’s business within such geographic areas or the general economic climate, which, in turn, could have an adverse effect on FGL’s or Front Street’s business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect FGL’s or Front Street’s asset portfolio.

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
FGL sells its products through a network of approximately 200 IMOs representing approximately 25,000 independent agents and managing general agents. FGL currently treats these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or local tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If FGL is unable to attract and retain national marketing organizations and independent agents, sales of FGL’s products may be reduced.
FGL must attract and retain its network of IMOs and independent agents such marketers and agents to sell its products. Insurance companies compete vigorously for productive agents. FGL competes with other life insurance companies for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL does. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships FGL develops with them. FGL’s most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. FGL currently has 26 Power Partners that accounted for approximately 85% of FGL’s Fiscal 2014 sales volume. While FGL has only lost three Power Partners in the last five years (two of which were terminated by FGL), there can be no guaranty that such relationships will continue in the future. If FGL is unable to attract and retain sufficient marketers and agents to sell its products, FGL’s ability to compete and its revenues would suffer.

FGL may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if it generates passive income in excess of operating expenses (subject to certain exclusions relating to FGL’s life insurance subsidiaries).
Section 541 of the Code subjects a corporation (not including a life insurance corporation) that is a PHC to a 20.0% tax on “undistributed personal holding company income” in addition to a corporation’s normal income tax. A corporation (not including a life insurance corporation) is also generally considered to be a PHC if: (i) at least 60.0% of its adjusted ordinary gross income (excluding dividends paid by any non-consolidated life insurance subsidiary) is PHC Income (defined below); and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income (but does not include non-passive income, such as insurance premiums or dividends paid by any non-consolidated life insurance subsidiary) plus, under certain circumstances, personal service income.

So long as individuals and their affiliates hold (directly or by attribution) more than 50.0% in value of FGL’s outstanding common stock, including through ownership of the outstanding common stock of HGI at any time during any future tax year, it is possible that FGL will be a PHC if at least 60.0% of its adjusted ordinary gross income consists of PHC Income (taking into account the rules and exclusions discussed above). In the past, FGL has not incurred the PHC tax. However, there can be no assurance that FGL will not be subject to this tax in the future, which, in turn, may materially and adversely impact its financial position, results of operations, cash flows and liquidity.

The agreements and instruments governing FGL’s indebtedness contain significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.
The indenture governing the FGH Notes and FGL’s three-year $150.0 million unsecured revolving credit facility each contains various restrictive covenants which limit, among other things, FGH’s ability to:

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
As a result of these restrictions and their effect on FGL, FGL may be limited in how it conducts its business and it may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness FGL or its subsidiaries may incur could include more restrictive covenants.
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
If FGL’s subsidiaries’ cash flows and capital resources are insufficient to fund its subsidiaries’ obligations, FGL could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance indebtedness. FGL’s ability to restructure or refinance its subsidiaries’ debt will depend on the condition of the capital markets and FGL’s financial condition at such time. Any refinancing of FGL’s subsidiaries’ debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict FGL’s business operations. The terms of existing and future debt instruments may restrict FGL from adopting some of these alternatives. In addition, any failure to make payments on outstanding obligations on a timely basis would likely result in a reduction of FGL’s ratings, which could harm FGL’s ability to conduct its business and to incur additional indebtedness. In the face of such substantial liquidity problems, FGL may be required to dispose of material assets or operations to meet its obligations. FGL may not be able to consummate those dispositions and these proceeds may not be adequate to meet any obligations then due.
FGL has entered into business transactions with Salus and would be adversely affected if Salus and third-party borrowers were unable to meet their obligations.
FGL participates, and expects to continue to participate, in loans originated by Salus, a company indirectly owned by HGI that originates senior secured asset-based loans to unaffiliated third-party borrowers. Pursuant to a participation agreement between FGL Insurance and Salus dated January 1, 2013, FGL Insurance expected to participate in up to $300.0 million of loans originated by Salus, of which $213.3 million was outstanding as of September 30, 2014. FGL Insurance purchased $111.5 million and

$121.0 million, respectively, of asset-backed securities as part of a CLO securitization completed by Salus in February and September of 2013. The aggregate notes offered in the February and September CLO securitizations were $250.0 million and $325.0 million, respectively. Unaffiliated third-party investors acquired interest in both CLO securitizations. FGL Insurance may enter into further similar arrangements with Salus from time to time in the future. FGL Insurance would have to recognize a loss on the investments if the third-party borrowers are unable to meet their contractual loan requirements and the proceeds from liquidating the collateral is insufficient to repay the outstanding loan balance.
FGL Insurance also provides Salus with financing in the form of a $20.0 million unsecured term loan and an unsecured revolving loan of $10.0 million of which $10.0 million was outstanding as of September 30, 2014. If Salus is unable to obtain access to capital and liquidity on a cost-effective and sustainable basis, Salus may face significant challenges which could result in Salus being unable to meet its loan obligations and FGL Insurance having to recognize a loss.
FGL is a holding company with no operations of its own. As a consequence, FGL’s ability to pay dividends on its stock will depend on the ability of its subsidiaries to pay dividends to FGL, which may be restricted by law.
FGL is a holding company with limited business operations of its own. FGL’s primary subsidiaries are insurance subsidiaries that own substantially all of FGL’s assets and conduct substantially all of FGL’s operations. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable FGL to meet its obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries.
FGL’s insurance subsidiaries are subject to various statutory and regulatory restrictions and the ability of its insurance subsidiaries to pay dividends is limited by applicable insurance laws and regulations. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. This could limit both FGL’s ability to receive cash flow from its direct wholly owned subsidiary, FGH, FGH’s ability to receive cash flow from its direct wholly owned subsidiary, FGL Insurance, and FGL Insurance’s ability to receive cash flow from its direct wholly-owned subsidiary, FGL NY Insurance.
Each year FGL Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Commissioner. FGL Insurance is required to provide advance written notice to the Iowa Commissioner of its intention to pay dividends that are deemed ordinary dividends and to request approval to pay dividends that are deemed extraordinary dividends. Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year. Dividends may only be paid out of statutory earned surplus.

Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. In addition, Delaware law may impose requirements that may restrict FGL’s ability to pay dividends to holders of its common stock. FGL Insurance has not paid out extraordinary dividends since 2008, and in the future FGL Insurance may be required to request approval to pay an extraordinary dividend and there is no guarantee such a request would be approved by the Iowa Commissioner.
It is possible that in the future, FGL’s insurance subsidiaries may be unable to pay dividends or distributions to FGL in an amount sufficient to meet FGL’s obligations or to pay dividends due to a lack of sufficient statutory net gain from operations, a diminishing statutory policyholders surplus, changes to the Iowa or New York insurance laws or regulations or for some other reason. Further, the covenants in the agreement governing the existing indebtedness of FGH significantly restrict its ability to pay dividends, which further limits FGL’s ability to obtain cash or other assets from its subsidiaries. If FGL’s subsidiaries cannot pay sufficient dividends or distributions to it in the future, FGL would be unable to meet its obligations or to pay dividends. This would negatively affect FGL’s business and financial condition as well as the trading price of FGL’s common stock.

FGL and Front Street operate in highly-competitive industries, which could limit their abilities to gain or maintain their respective positions in such industries and could materially adversely affect their business, financial condition and results of operations.
FGL and Front Street operate in highly-competitive industries. FGL encounters significant competition in all of its product lines from other insurance companies. Front Street faces significant competition from other reinsurance providers. Many of FGL’s and Front Street’s competitors have greater financial resources (and with respect to FGL, higher financial strength ratings) and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than FGL or Front Street, as applicable. Competition could result in, among other things, lower sales or higher lapses of existing products.
FGL’s annuity products compete with fixed-indexed, fixed-rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. FGL’s insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Consolidation in the insurance and reinsurance industries and in distribution channels may result in increasing competitive pressures on FGL and Front Street. Larger, potentially more efficient organizations may emerge from such consolidation. In addition, some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets and greater ability to compete. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of FGL’s products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies and other financial services companies with which FGL and Front Street do business could also have an adverse effect on their business, operations and financial condition if they demand more favorable terms than FGL or Front Street previously offered or if they elect not to continue to do business with FGL or Front Street following consolidation or expansion.
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

Front Street’s ability to successfully compete will be dependent on its ability to successfully enter into additional reinsurance agreements and its ability to achieve its anticipated investment returns. Front Street has historically done business with other affiliates of HGI and may in the future enter into similar arrangements. There can be no assurance, however, that such arrangements will occur or that they will be successful. Front Street may not find opportunities with desired returns in primary markets. As a result, Front Street may have to turn to opportunities with more risk, such as foreign markets or other product markets, such as long-term care.

Front Street’s ability to successfully compete will also be dependent on risks associated with an insurance business and managing of assets, including, among other things, Front Street’s: (a) ability to successfully implement its investment strategy, especially with respect to riskier, below-investment-grade securities; (b) exposure to credit risk associated with third parties, including brokers with whom it will conduct business; (c) ability to accurately assess the risks associated with the businesses that it will reinsure; (d) ability to provide collateral to ceding companies or otherwise comply with applicable insurance regulations; (e) ability to obtain desirable financial strength ratings and avoid any subsequent downgrade or withdrawal of any of their financial strength ratings (f) ability to secure additional capital to grow its business; (g) ability to manage the growth of its business effectively, (h) ability to successfully employ loss limitation methods to mitigate its loss exposure; (i) ability to attract qualified personnel and retain such key personnel; (j) mitigate unfavorable changes in applicable laws, accounting rules or regulations; (k) operational risks associated with, among other things, employee and contractor conduct, operational errors, system malfunctions and cyber-security incidents; and (l) successfully risks.

Risks Related to the Asset Managers’ Businesses
The Asset Managers may not recover all amounts that are contractually owed to them by their borrowers.
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
While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain a first lien position in the collateral securing its loans, there can be no assurance that that it will not suffer a partial or complete loss if the loan becomes non-performing. Such loss may arise from a variety of reasons, including, the risk profile of the borrower and the complex nature of the transaction; Salus not being provided with complete and accurate disclosure of all material information concerning the borrower and its business or Salus may, even if it receives complete and accurate information, misinterpret or incorrectly analyze such information; the failure of results or developments to materialize as anticipated or mistakes in interpreting data, assumptions, analyses, and financial forecasts prepared for Salus by its employees or third parties; or Salus’ inability to timely detect operational or financial problems of the borrower that could result in a substantial impairment or loss of the value of the collateral and Salus’s loan. Furthermore, while most of Salus’ loans are secured by a first lien on specified collateral, there is no assurance that Salus has obtained or properly perfected its liens or will be able to seize and liquidate the collateral prior to diminution in value. Any such losses, particularly recognizing that many of Salus’ loans individually represent a significant percentage of its total loans, could adversely affect the adequacy of Salus’ reserves for credit losses and have a material adverse effect on Salus’ business, results of operations, and financial position.
Five Island pursues an investment strategy that emphasizes investments in issuers or borrowers with a “below-investment-grade” credit profile, CorAmerica’s business strategy includes the origination and acquisition of commercial real estate loans and EIC’s investment strategy includes lending to borrowers in the energy and infrastructure sectors. These investment strategies each have substantial credit risk associated with them. Defaults on these loans and other credit-related investments could have a material adverse effect on these Asset Managers’ financial condition, results of operations or cash flows.
In addition to borrower credit risk associated with loans and other high-yield investments, the Asset Managers are exposed to other forms of credit risk. If the Asset Managers’ credit underwriting processes or credit risk judgments fail to adequately identify or assess applicable risks, or if the credit quality of their derivative counterparties, customers, manufacturers, or other parties with which they conduct business materially deteriorates, they may be exposed to credit risk-related losses that may negatively impact their financial condition, results of operations or cash flows.
The Asset Managers must continue to address a number of issues to implement their strategies and grow their businesses.
To implement their strategies and grow their businesses, the Asset Managers must continue to address a number of strategic issues that affect their businesses, including the availability of capital and liquidity and operational issues. If the Asset Managers are unable to obtain access to capital and liquidity on a cost-effective and sustainable basis, they may face significant challenges. For instance, many of Salus’, EIC’s and CorAmerica’s borrowers rely upon funding from such Asset Managers to provide them with the working capital necessary to operate their business or to fund capital improvements. In many instances, these funding requirements are time-sensitive. If any of the Asset Managers’ borrowers are uncertain as to their ability to continue to provide them with funding on a timely basis or to provide the same breadth and quality of products, such Asset Manager may be unable to attract new borrowers and may experience lower business or a loss of business with its existing borrowers.
Among operational issues, the Asset Managers must continuously originate new business, service their existing portfolio, and upgrade their policies, procedures, and systems. There is no assurance that any of the Asset Managers will be able to implement their strategic decisions effectively, and it may be necessary to refine, supplement, or modify their business plans and strategies in significant ways. If any Asset Manager is unable to fully implement its business plan and strategy, such inability could have a material adverse effect on its business, results of operations and financial position.
The Asset Managers are subject to a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, operational errors, systems malfunctions, or cyber-security incidents and other risks, which may adversely affect their businesses and results of operations.
The Asset Managers are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by borrowers, employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of customers. In addition, negative public opinion can result from an Asset Manager’s actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect an Asset Manager’s ability to attract and keep customers and can expose it to litigation and regulatory action. Actual or alleged conduct by an Asset Manager can result in negative public opinion about its business.
Each Asset Manager is subject to a variety of laws and regulations, including (with respect to Salus) laws and regulations applicable to registered investment advisers. In order to conduct their operations in compliance with these laws and regulations, the Asset Managers have incurred and are expected to continue to incur substantial costs in order to comply with these laws and regulations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on an Asset Manager’s results of operations, cash flows and financial condition.

The Asset Managers’ businesses are dependent on their ability to process a large number of increasingly complex transactions. If an Asset Manager’s financial, accounting, or other data processing systems fail or have other significant shortcomings, that Asset Manager could be materially adversely affected. Each Asset Manager is similarly dependent on their employees. An Asset Manager could be materially adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems.
An Asset Manager may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to the Asset Manager. In addition, there is the risk that an Asset Manager’s controls and procedures, as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems an Asset Manager and others use could be vulnerable to unforeseen problems. These problems may arise in both an Asset Manager’s internally developed systems and the systems of third-party service providers. In addition, an Asset Manager’s computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect the Asset Manager’s operations and could materially adversely affect its results of operations by requiring it to expend significant resources to correct the defect, as well as by exposing it to litigation or losses not covered by insurance. Although the Asset Managers have business continuity plans and other safeguards in place, an Asset Manager’s business operations may be adversely affected by significant and widespread disruption to its physical infrastructure or operating systems that support its businesses and clients.
Five Island and EIC each have limited operating histories. There can be no assurance that Five Island will be able to successfully enter into investment management agreements or other investments or arrangements in the future, that such activities will be successful, or that Five Island will be able to achieve its anticipated investment returns.

Accordingly, no assurance may be provided that the Asset Managers will be successful in managing their assets, achieving their investment objectives or that the value of their assets will not decline substantially.

Risks Related to Compass’ Business
Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect the revenues of Compass as well as its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms.
The future financial condition, access to capital, cash flow and results of operations of Compass will depend upon the prices it receives for its oil and natural gas. Compass will be particularly dependent on prices for natural gas because a large portion of the proved reserves attributable to the properties being contributed to Compass are natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of Compass. Factors that affect the prices Compass will receive for its oil and natural gas include:

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
In the past, including during the last five years, prices of oil and natural gas have been extremely volatile, and the management of Compass expect this volatility to continue. The revenues, cash flow and profitability of Compass and its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms will depend substantially upon oil and natural gas prices.
Changes in the differential between NYMEX or other benchmark prices of oil and natural gas and the reference or regional index price used to price Compass’ actual oil and natural gas sales could have a material adverse effect on the results of operations and financial condition of Compass.
The reference or regional index prices that Compass uses, to price its oil and natural gas sales sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price references in a sales contract is called a differential. It is not possible to accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price references in Compass’ sales contracts could have a material adverse effect on Compass’ results of operations, cash flows and financial condition.
There are risks associated with Compass’ drilling activity that could impact the results of our operations.
Drilling involves numerous risks, including the risk that Compass will not encounter commercially productive oil or natural gas reservoirs. Compass is expected to incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology will not allow Compass to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. We have experienced, and Compass may in the future experience, some delays in contracting for drilling rigs, and obtaining fracture stimulation crews and materials, which result in increasing costs to drill wells. All of these risks could adversely affect Compass’ results of operations, cash flows and financial condition.
Compass relies on EXCO to perform certain critical transition services and there can be no assurance that those services will be performed timely and effectively or that Compass can replace those services prior to the expiration of the transition services agreement agreement or successfully develop its own operations going forward.

Under the terms of the transition services agreement that Compass entered into with EXCO in connection with the 2014 Acquisition from EXCO, EXCO will provide Compass with services critical for the operation and continuity of Compass’ business for a period of six months (which may be extended to nine months in Compass’ discretion).  Compass is in the process of transitioning these critical functions, which include, among other things, accounting, environmental, engineering, information technology and marketing administration services. Until Compass transitions such functions, it will continue to rely on EXCO for those services. There can be no assurances that these services will be performed timely and effectively or that Compass will be able to successfully or timely transition such functions away and assume responsibility over them. Significant disruption in these transition services, or unanticipated costs related to these services, including the transition of such services away from EXCO, could materially and adversely affect Compass’ business, financial condition and results of operations. In addition, if, following the termination of the transition services agreement, Compass cannot successfully operate as a stand-alone company, with all appropriate systems and personnel, it may be unable to continue running its business as it is presently operated or at the same cost. Competition continues to be strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions.  Compass expects that it will have to hire a significant number of personnel, including key senior management, in order to replace the services currently being performed by EXCO pursuant to the transition services agreement, and if it fails to do so, its business, financial condition and results of operations may be materially and adversely affected.
Compass has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.
Compass’ borrowing base under the Partnership Credit Facility was $400.0 million as of September 30, 2014, and as of such date $327.0 million was drawn under the Partnership Credit Facility. Additionally, under the Partnership Credit Facility, the amount available under the borrowing base is determined semi-annually by the lenders using the lenders’ valuation of Compass’ assets. If the borrowing base is decreased below the amount of indebtedness then outstanding, Compass may have to repay its borrowings under the Partnership Credit Facility in order to conform to the new borrowing base. To service its indebtedness, Compass will be required to generate a significant amount of cash. Compass’ ability to generate cash depends on many factors beyond its control, and any failure to meet its debt obligations could harm its business, financial condition and results of operations. In particular, Compass’ reserves, borrowing base, production and cash flows can be negatively impacted by declines in natural gas prices. If Compass’ operating cash flow and other capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, the Partnership Credit Facility contains affirmative and negative covenants imposing operating and financial restrictions on Compass’ business, including restrictions on, among other things, asset dispositions, mergers and acquisitions, dividends, other restricted payments, indebtedness, loans and investments, liens, affiliate transactions and amendments to organizational documents. The Partnership Credit Facility also requires the satisfaction of certain financial tests, including, among other things, a minimum consolidated current ratio and a maximum consolidated leverage ratio.
Compass may be unable to acquire or develop additional reserves, which would reduce its revenues and access to capital.
The long-term success of Compass will depend upon its ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Factors that may hinder Compass’ ability to acquire or develop additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale. If Compass is unable to conduct successful development activities or acquire properties containing proved reserves, its total proved reserves will generally decline as a result of production. Also, its production will generally decline. If Compass’ reserves and production decline, then the amount it will be able to borrow under the Partnership Credit Facility will also decline, which may further limit its ability to successfully acquire or develop additional reserves. Compass may be unable to locate additional reserves, drill economically productive wells or acquire properties containing proved reserves.
Development and exploration drilling and strategic acquisitions are the main methods of replacing reserves. However, development and exploration drilling operations may not result in any increases in reserves for various reasons. Compass’ future oil and natural gas production depends on its success in finding or acquiring additional reserves. If it fails to replace reserves through drilling or acquisitions, its level of production and cash flows will be adversely affected.
Compass may not identify all risks associated with the acquisition of oil and natural gas properties, and any indemnifications it receives from sellers may be insufficient to protect it from such risks, which may result in unexpected liabilities and costs to it.
It is expected that Compass will attempt to acquire additional oil and natural gas properties in the pursuit of its business strategy. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental risks and liabilities, potential tax and ERISA, liabilities, and other liabilities and other similar factors. As is common in the industry and depending on the size of the acquisition, it may not be feasible for Compass to review in detail every individual property involved in an acquisition. For example, for larger acquisitions, the review efforts of Compass may be focused on the higher-valued properties. Even a detailed review of properties and records may not reveal material existing or potential issues or provide Compass with sufficient information to assess fully their deficiencies and capabilities. Such issues, including deficiencies in the mechanical integrity of equipment or environmental conditions, may require significant remedial expenditures and could result in material liabilities and costs that negatively impact Compass’ results of operations, cash flow and financial condition.
Even if we or Compass are able to identify such issues with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable and may be limited by floors and caps on such indemnity.
Compass may not correctly evaluate reserve data or the exploitation potential of properties as it engages in its acquisition, exploration, development and exploitation activities.
The future success of Compass will depend on the success of its acquisition, exploration, development and exploitation activities. Compass’ decisions to purchase, explore, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations, which could significantly reduce Compass’ ability to generate cash needed to service its debt, to fund its capital program and other working capital requirements and to pay distributions to us.
Compass relies on EXCO to provide certain natural gas marketing services, and there can be no assurance that Compass can replace those services.

Prior to October 31, 2014, Compass’ natural gas production was marketed and sold by EXCO.  Upon the closing of the 2014 Acquisition from EXCO, Compass entered into several short-term agreements with EXCO, under which EXCO would continue to market and sell Compass’ natural gas production from Vernon and Waskom fields.  These short-term agreements have terms ending on December 31, 2015 and January 1, 2016, respectively.  Compass also entered into a long-term agreement under which EXCO will continue to market and sell Compass’ natural gas production from portions of the Holly field until November 30, 2020.  Compass expects to extend its contracts with EXCO or to enter into new contracts with other natural gas marketing companies prior to the expiration of its current arrangements with EXCO.  If Compass fails to replace these contracts prior to their expiration dates, Compass will market its natural gas production internally.  There is no assurance that Compass will be able to enter into replacement natural gas contracts on favorable terms or at all.  Compass’ business, results of operations and financial condition may be materially and adversely affected if it is unable to replace the natural gas marketing services currently provided by EXCO on favorable terms.
Compass may encounter obstacles to marketing its natural gas, which could adversely impact its revenues.
The effective marketing and sale of Compass’ natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities.  Compass will be primarily dependent upon third parties to transport its production.  Transportation space on the gathering systems and pipelines to be used for Compass’ natural gas is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. In addition, Compass’ access to transportation options can also be affected by U.S. federal and state regulation of natural gas production and transportation, general economic conditions and changes in supply and demand.  These factors and the availability of markets are beyond Compass’ control.  If regulatory or market factors materially change, the impact on Compass’ revenues could be substantial and could adversely affect its ability to produce and market natural gas, which would negatively impact Compass’ results of operation, cash flows and financial condition.

Compass’ estimates of oil and natural gas reserves will involve inherent uncertainty, which could materially affect the quantity and value of its reported reserves, its financial condition and the value of our interest therein.
Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond Compass’ control. This report contains estimates of the proved oil and natural gas reserves attributable to the properties acquired by Compass. These estimates are based upon reports of independent petroleum engineers and information provided by EXCO. These reports rely upon various assumptions, including assumptions required by the SEC as to oil and natural gas prices, drilling and operating expenses, capital expenditures, ad valorem and state severance taxes and availability of funds. These estimates should not be construed as the current market value of Compass’ estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, the estimates are inherently imprecise evaluations of reserve quantities and future net revenue. In addition, as described in more detail in notes to the financial statements, Compass recognized an impairment of $81.0 million based on the excess of unamortized costs over fair value, which was primarily caused by recent drilling results, modifications to its development plans and declines in natural gas future prices. The actual future production, revenues, taxes, development expenditures, operating expenses and quantities of Compass’ recoverable oil and natural gas reserves may vary substantially from those that have been assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves, or the amount of PV-10 and Standardized Measure (which is a measure recognized under U.S. GAAP) of the reserves, and Compass’ financial condition. In addition, Compass’ reserves, the amount of PV-10 and Standardized Measure, may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for Compass’ production can adversely impact the estimated volumes and values of its reserves. Similarly, a decline in market prices for oil or natural gas may adversely affect its PV-10 and Standardized Measure. Any of these negative effects on Compass’ reserves or PV-10 and Standardized Measure may decrease the value of HGI Energy’s interests in Compass or the ability of Compass to pay distributions.

Compass will be exposed to operating hazards and uninsured risks that could adversely impact its results of operations and cash flow.
Compass’ operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fires, explosions and blowouts;

•	pipe failures;

•	abnormally pressured formations; and

•
environmental accidents, such as spills, leaks, ruptures or discharges of natural gas, natural gas liquids, oil, process water, well fluids or other hazardous substances into the environment (including impacts to groundwater).

These events may result in substantial losses to Compass from:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	environmental clean-up responsibilities;

•	regulatory investigation;

•	penalties and suspension of operations; or

•	attorneys’ fees and other expenses incurred in the prosecution or defense of litigation.
As is customary in the oil and gas production industry, Compass is insured against some, but not all, of these risks. Such insurance may not be adequate to cover these potential losses or liabilities. Furthermore, insurance coverage may not continue to be available at commercially acceptable premium levels or at all. Due to cost considerations, from time to time Compass may decline to obtain coverage for certain losses and liabilities, including drilling activities. Losses and liabilities arising from uninsured or under-insured events could require Compass to make large unbudgeted cash expenditures that could adversely impact its results of operations, cash flow and financial condition.
Compass is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations.
Compass’ oil and natural gas development and production operations are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, it has obtained and must continue to obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Compass has incurred and is expected to continue to incur substantial costs in order to comply with these laws and regulations. In addition, such costs may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to Compass’ operations.
Compass’ business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production and sale of, oil and natural gas. Also see Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Environmental and Occupational Health and Safety Matters” and “Business - Our Operating Subsidiaries - Compass - Other Regulation of the Oil and Natural Gas Industry”. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on Compass’ results of operations, cash flows and financial condition.
Compass’ hedging strategy may not effectively mitigate the impact of commodity price volatility from its cash flows, and its hedging activities could result in cash losses and may limit potential gains.
The prices at which Compass has, and will in the future, enter into commodity derivative contracts covering its production will be dependent upon oil and natural gas prices, and price expectations, at the time it enters into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, Compass’ price hedging strategy may not protect it from significant declines in oil and natural gas prices received for its future production. Many of the derivative contracts to which it is and will be a party to will require it to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting Compass’ ability to realize the benefit of increases in oil and natural gas prices. If Compass’ actual production and sales for any period is less than its hedged production and sales for that period (including reductions in production due to operational delays) or if Compass is unable to perform its drilling activities as planned, it might be forced to satisfy all or a portion of its hedging obligations without the benefit of the cash flow from the sale of the underlying physical commodity, which may materially impact Compass’ liquidity.
Compass’ hedging transactions will expose it to counterparty credit risk.
Compass’ hedging transactions expose it to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract and, accordingly, prevent Compass from realizing the benefit of the derivative contract.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
President Obama’s proposed fiscal year 2011, fiscal year 2012, fiscal year 2013 and fiscal year 2014 budgets included proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, such as Compass. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the associated tax benefits otherwise available to Compass or HGI. Consequently, such changes could materially reduce the net return on investment from Compass-related properties.
Climate change regulations could result in increased operating costs and reduced demand for Compass’ oil and natural gas production.
Greenhouse gases (“GHGs”), including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, may be contributing to the warming of the Earth’s atmosphere, resulting in climatic changes. Federal, state and regional initiatives to reduce GHG emissions may adversely affect Compass’ operations. For example, the EPA’s so-called GHG tailoring rule imposes federal prevention of significant deterioration (PSD) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Such permitting requirements could require Compass to install controls or implement other measures to reduce GHG emissions from new or modified sources. In addition, the EPA requires certain petroleum and natural gas sources to monitor, document and annually report their GHG emissions. Also see Part I, Item 1. “Business - Compass -- Environmental and Occupational Health and Safety Matters” and “Business - Compass -- Other Regulation of the Oil and Natural Gas Industry”. These existing requirements, or any future GHG laws, regulations or permit requirements, could result in increased compliance costs or reduced demand for Compass’ oil and gas production, which could negatively affect Compass’ results of operations, cash flows and financial condition.
Compass is subject to extensive environmental regulation, which could result in substantial liabilities and expenditures.
Compass is subject to numerous federal, state and local laws, regulations and permit requirements relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of petroleum products, process water, well fluids and hazardous substances and wastes and the remediation of contamination. Pursuant to such requirements, Compass could incur material costs and be subject to clean-up costs, fines and civil and criminal sanctions and third-party claims for property damage, natural resources damage and personal injury. Such requirements not only expose Compass to liability for its own activities, but may also expose it to liability for the conduct of others or for actions by Compass that were in compliance with all applicable laws at the time those actions were taken.
In addition, Compass could incur substantial expenditures to comply with current or future environmental laws, regulations and permits. Such environmental requirements have grown more stringent over time. For example, federal and state regulators have become increasingly focused on air emissions associated with the oil and gas industry. On August 16, 2012, the EPA published a rule that subjects oil and gas operations to new and amended requirements under both the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs of the Clean Air Act. Among other things, the revised requirements imposed emission reduction measures on natural gas processing plants and other oil and gas operations, added reduced emission completion standards applicable to hydraulically fractured gas wells and established maximum achievable control technology standards for certain glycol dehydrators and storage vessels. These requirements will result in increased operating and compliance costs and increased regulatory burdens. Also see Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Environmental and Occupational Health and Safety Matters” and “Business - Our Operating Subsidiaries - Compass - Other Regulation of the Oil and Natural Gas Industry”.
The liabilities and expenditures of Compass relating to environmental matters could have a material adverse effect on Compass’ results of operations, cash flows and financial condition.
Compass may experience a financial loss if any of its significant customers fail to pay it for its oil or natural gas.
Compass’ ability to collect the proceeds from the sale of oil and natural gas from its customers is dependent on the payment ability of its customer base, which includes several significant customers. If any one or more of its significant customers fails to pay it for any reason, Compass could experience a material loss. In addition, in recent years, it has become more difficult for oil and gas producers to maintain and grow a customer base of creditworthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for oil and natural gas production. As a result, Compass may experience a material loss as a result of the failure of its customers to pay it for prior purchases of its oil or natural gas.
Competition in Compass’ industry is intense and it may be unable to compete in acquiring properties, contracting for drilling equipment and hiring experienced personnel.
The oil and natural gas industry is highly-competitive. Compass faces strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and headcount substantially larger than Compass’. As a result, Compass’ competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than Compass’ financial or personnel resources will permit. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant expense/cost increases. Compass may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. It is not possible to predict when, or if, such shortages may again occur or how such shortages and price increases will affect Compass’ development and exploitation program. Competition continues to be strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. Compass may be outbid by competitors in its attempts to acquire properties or companies. All of these challenges could make it more difficult to execute Compass’ growth strategy.
If pipelines or other facilities interconnected to Compass’ gathering and transportation pipelines become unavailable to transport or process natural gas, Compass’ revenues and cash flow could be adversely affected.
Compass has entered into contracts with third parties to obtain access to pipelines and other facilities for the gathering and transportation of its oil and natural gas. Much of the natural gas transported by Compass’ pipelines must be treated or processed before delivery into a pipeline for natural gas. If the processing and treating plants to which Compass delivers natural gas were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, Compass’ customers would be unable to deliver natural gas to end markets.
Compass operates in a litigious environment.
Compass operates in a litigious environment in which any constituent could bring suit regarding existing or planned operations of Compass or allege a violation of an existing contract or applicable law. Any such action could delay the commencement of planned operations or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could Compass incur significant legal and support expenses in defending its rights, but halting existing production or delaying planned operations could impact its future operations and financial condition. Such legal disputes can also distract management and other personnel from their primary responsibilities.
Compass’ business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.
As an oil and natural gas producer, Compass faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of Compass’ management and other personnel; threats to the security of Compass’ facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although Compass plans to utilize various procedures and controls to monitor these threats and mitigate its exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to Compass’ operations and could have a material adverse effect on its reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage Compass’ reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

HGI
HGI leases its headquarters at 450 Park Avenue, 29th Floor, New York, NY 10022. HGI’s lease expires in November 2022. Certain of HGI’s subsidiaries lease office space through HGI’s wholly-owned subsidiary, HGI Funding, at 64 Wooster Street, 3rd Floor, New York, NY 10012. The lease expires in October 2018.
FOH leases its headquarters at 6255 Sunset Blvd.. 6th floor, Hollywood, CA 90028. The lease expires in February 2015. FOH also has various retail store locations and other facilities throughout the U.S. HGI does not believe any of these retail store locations or facilities is materially important to HGI, either individually or in the aggregate.
HGI and its subsidiaries, as applicable, believe their existing facilities are suitable and adequate for their present purposes.

Spectrum Brands
The following table lists Spectrum Brands’ principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2014:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin (1)	Battery Manufacturing
Portage, Wisconsin (1)	Battery Manufacturing
Dischingen, Germany(2)	Battery Manufacturing
Washington, UK (2)	Battery Manufacturing & Distribution
Guatemala City, Guatemala (1)	Battery Manufacturing
Jaboatao, Brazil (1)	Battery Manufacturing
Dixon, Illinois (2)	Distribution
Ellwangen-Neunheim, Germany (2)	Distribution
Redlands, California (2)	Distribution
Manchester, England (1)	Distribution
Wolverhampton, England(1)(2)	Distribution

Hardware & Home Improvement
Brockville, Canada(2)	Distribution
Charlotte, North Carolina(2)	Distribution
Cobourg, Canada(1)	Distribution
Denison, Texas(1)(2)	Manufacturing & Distribution
Fort Mill, South Carolina(2)	Manufacturing
Mexicali, Mexico(2)	Manufacturing
Mira Loma, California(2)	Distribution
Monterrey, Mexico(1)	Manufacturing & Distribution
Nogales, Mexico(1)	Manufacturing
Shenzhen, China	Distribution
Chia-Yi, Taiwan(2)	Manufacturing
Subic Bay, Philippines(1)	Manufacturing
Xiamen, China(2)	Manufacturing
Xiaolan, China(2)	Manufacturing

Global Pet Supplies
Noblesville, Indiana (1)	Manufacturing
Bridgeton, Missouri (2)	Manufacturing
Blacksburg, Virginia (1)	Manufacturing
Melle, Germany (1)	Manufacturing
Melle, Germany (2)	Distribution
Edwardsville, Illinois (2)	Distribution
Phnom Penh, Cambodia (2)	Manufacturing
Daleville, Virginia (2)	Distribution

Home and Garden Business
St. Louis, Missouri (2)	Manufacturing
Edwardsville, Illinois (3)	Distribution
(1)    Facility is owned.
(2)     Facility is leased.
(3)    Facility is leased and managed by a third-party logistics firm.

Spectrum Brands also owns, operates or contracts with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of its business. Spectrum Brands leases its administrative headquarters and primary research and development facility located in Middleton, Wisconsin.
Spectrum Brands believes that its existing facilities are suitable and adequate for its present purposes and that the productive capacity in such facilities is substantially being utilized or there exist plans to utilize it.

FGL
FGL leases its headquarters at 601 Locust Street, Des Moines, Iowa, and subleases properties in Baltimore, Maryland and Lincoln, Nebraska for legal, claims and processing needs. Such leases expire December 2020, May 2021 and January 2017 respectively. FGL believes that its existing facilities are suitable and adequate for its present purposes.
Front Street
Front Street leases its headquarters at Sterling House, 16 Wesley Street, Hamilton HM CX, Bermuda. This lease expires in November 2016. Front Street believes its existing facilities are suitable and adequate for its present purposes.
HAMCO
Salus leases its headquarters at 197 First Avenue, Needham Heights, Massachusetts. This lease expires on April 2019. Salus believes its existing facilities are suitable and adequate for its present purposes.
The principal offices of Five Island are operated out of HGI’s principal headquarters, located at 450 Park Avenue, 29th Floor, New York, NY 10022 (see “HGI” above). Five Island believes its existing facilities are suitable and adequate for its present purposes.
EIC leases its headquarters at 262 Harbor Drive, Stamford, CT 06902. This lease expires on October 2018. EIC believes its existing facilities are suitable and adequate for its present purposes.
CorAmerica leases its headquarters at 1960 E. Grand Avenue, Suite 240, El Segundo, CA 90245. This lease expires on October 2016. CorAmerica believes its existing facilities are suitable and adequate for its present purposes.
HGI Energy
The principal offices of Compass are located at 12377 Merit Dr., Suite 1700, Dallas, TX 75251. The lease expires in January 2015. Compass intends to enter into a long term lease, but believes that its existing facilities are suitable and adequate for its present purposes.
Please see Part I, Item 1. “Business-Our Operating Subsidiaries-Compass” for information regarding HGI Energy’s oil and natural gas properties, oil and natural gas preserves, acreage, wells, production and drilling activity.

Item 3.	Legal Proceedings

See Note 24, Commitments and Contingencies — Legal and Environmental Matters to HGI’s Consolidated Financial Statements included elsewhere in this report.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Year ended September 30, 2014
First Quarter	$12.00	$9.90
Second Quarter	13.07	11.09
Third Quarter	13.11	11.43
Fourth Quarter	13.24	11.71
Year ended September 30, 2013
First Quarter	$10.66	$7.27
Second Quarter	8.74	7.44
Third Quarter	9.95	7.33
Fourth Quarter	10.50	7.36
We have not declared any dividends since our board of directors discontinued dividend payments in 1998 and we do not anticipate paying dividends on our common stock in the foreseeable future.
As of November 17, 2014, there were approximately 1,633 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	13,061	$5.90	11,557
Equity compensation plans not approved by security holders	—	—	—
Total	13,061	$5.90	11,557
Our stockholders have approved the adoption of the Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended, (the “2011 Plan”) pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The 2011 Plan authorizes the issuance of up to 24 million shares of common stock, par value $0.01 per share, of the Company. The description of the 2011 Plan above are qualified in their entirety by reference to the full text of the 2011 Plan.

Share Repurchases

The following table sets forth repurchase of our common stock during the fiscal quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (in thousands)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2014 through July 31, 2014	—	$—	—	$87.9
August 1, 2014 through August 31, 2014	2,600.0	12.65	2,600.0	55.0
September 1, 2014 through September 30, 2014	1,596.5	12.84	1,596.5	34.4
	4,196.5		4,196.5

(1)
On August 8, 2013, we announced that our board of directors had authorized a share repurchase program of up to $50 million shares of our common stock, subject to certain restrictions and provisions. In Fiscal 2013, we repurchased a total of 1.7 million shares under the program, at an aggregate purchase price of $12.3 million.

(2)
On May 8, 2014, our board of directors authorized us to enter into a new repurchase program, which replaced our prior share repurchase program. The new share repurchase program authorized us to repurchase up to $100 million shares of our common stock, subject to certain restrictions and provisions. As of September 30, 2014, we have repurchased a total of 4.2 million shares of our common stock, at an aggregate repurchase price of $65.6 million under this program. This program does not have an expiration date, but may be suspended, discontinued, modified and/or reinstated at any time and without prior notice.

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

	Year ended September 30,
	2014	2013 (1)	2012	2011 (2)	2010 (3)
Income Statement Data:
Revenues	$5,963.0	$5,543.4	$4,480.7	$3,477.8	$2,567.0
Operating income (4)(5)	569.5	737.4	409.5	163.7	160.5
Income (loss) from continuing operations	101.7	(69.0)	110.7	7.4	(195.5)
(Loss) from discontinued operations, net of tax	—	—	—	—	(2.7)
Net income (loss) (6)	101.7	(69.0)	110.7	7.4	(198.2)
Net (loss) income attributable to common and participating preferred stockholders (6)	(83.9)	(94.2)	29.9	22.2	(151.9)
Restructuring and related charges —
Cost of goods sold (7)	3.7	10.0	9.8	7.8	7.1
Selling, general and administrative expenses (7)	19.2	24.0	9.8	20.8	17.0
Interest expense (8)	(321.9)	(511.9)	(251.0)	(249.3)	(277.0)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	(12.7)	(101.6)	(156.6)	27.9	—
Bargain purchase gain from business acquisition	—	—	—	158.3	—
Gain on contingent purchase price reduction	0.5	—	41.0	—	—
Reorganization items expense(9)	—	—	—	—	(3.6)
Per Share Data:
Net (loss) income per common share:
Basic	$(0.51)	$(0.67)	$0.15	$0.11	$(1.15)
Diluted (10)	(0.51)	(0.67)	0.15	0.09	(1.15)
Weighted average common shares outstanding:
Basic	162.9	139.9	139.4	139.2	132.4
Diluted (10)	162.9	139.9	139.8	158.4	132.4
Cash Flow and Related Data:
Net cash provided by operating activities	$607.9	$522.3	$622.5	$155.5	$51.2
Capital expenditures (11)	98.2	100.1	53.5	38.2	40.4
Depreciation and amortization	302.6	358.7	268.3	95.5	100.7
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,319.2	$1,899.7	$1,470.7	$1,137.4	$256.8
Total assets	30,100.2	27,908.8	25,200.5	23,590.9	4,016.2
Total long-term debt, net of current portion	5,061.1	4,793.2	2,150.6	2,127.7	1,723.1
Total debt	5,157.8	4,896.1	2,167.0	2,143.8	1,743.8
Total stockholders’ equity	2,257.0	1,133.5	1,177.6	895.4	701.7

(1)
Fiscal 2013 includes the results of the Hardware & Home Improvement business’ operations since December 30, 2013, and the results of Compass’ operations since its inception on February 14, 2013. The Hardware & Home Improvement business contributed $869.6 million in revenues and recorded an operating profit of $88.7 million for the period from December 30, 2012 through September 30, 2013. Compass contributed $90.2 million in revenues and recorded an operating loss of $45.2 million for the period from February 14, 2013 through September 30, 2013. Fiscal 2013 also includes $62.4 million of acquisition and integration-related charges principally associated with the Hardware &Home Improvement business acquisition and the acquisition of Compass.

(2)
The year ended September 30, 2011 (“Fiscal 2011”) includes the results of FGH’s operations since April 6, 2011. FGH contributed $290.8 million in revenues and recorded an operating loss of $18.0 million for the period from April 6, 2011 through September 30, 2011. Fiscal 2011 also includes $63.6 million of acquisition and integration-related charges principally associated with the business combination of SBI and Russell Hobbs that created Spectrum Brands (the “SB/RH Merger”) and the acquisition of FGH.

(3)
The year ended September 30, 2010 (“Fiscal 2010”) includes the results of Russell Hobbs’ operations since June 16, 2010. Russell Hobbs contributed $238.0 million in net sales and recorded operating income of $1.0 million for the period from June 16, 2010 through September 30, 2010, which includes $13.0 million of acquisition and integration related charges. Fiscal 2010 also includes $26.0 million of acquisition and integration-related charges associated with the SB/RH Merger. In addition, the results of HGI’s operations have been included since June 16, 2010, the date that common control was first established, which includes $8.0 million of operating expenses.

(4)
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2013, but requested, and received, an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates. During the ceiling test exemption period, Compass assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. Compass evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, Compass recognized an impairment of $54.3 million to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily due to downward revisions in the oil and natural gas reserves due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.

(5)
Pursuant to the guidance in Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” Spectrum Brands conducts its annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses, Spectrum Brands recorded non-cash pretax impairment charges of approximately $32.5 million in Fiscal 2011.

(6)
Fiscal 2014 income tax expense of $111.5 million includes a non-cash benefit of approximately $47.4 million resulting from a decrease in the valuation allowance against certain net deferred tax assets. Fiscal 2013 income tax expense of 187.3 million includes a non-cash charge of approximately 151.8 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2012 income tax benefit of $85.3 million includes a non-cash benefit of approximately $139.6 million resulting from a decrease in the valuation allowance against certain net deferred tax assets. Fiscal 2011 income tax expense of $50.6 million includes a non-cash charge of approximately $72.3 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2010 income tax expense of $63.2 million includes a non-cash charge of approximately $92.7 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(7)	See Note 22, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included elsewhere in this report for further discussion.

(8)
Fiscal 2014, 2013, 2012, 2011 and 2010 interest expense includes charges totaling $9.2 million, $210.1 million, $31.7 million, $37.5 million and $82.7 million, respectively, relating to the refinancing, prepayment and/or amendment of various senior debt. Such charges include cash fees and expenses of $0.0 million, $181.2 million, $26.4 million, $5.6 million and $17.0 million, respectively, and non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium of $9.2 million, $28.9 million, $5.3 million, $31.9 million and $65.7 million, respectively.

(9)	Reorganization items (expense) income directly relates to SBI’s voluntary reorganization under Chapter 11 of the Bankruptcy Code that commenced in February 2009 and concluded in August 2009.

(10)
For Fiscal 2014, there were 38.0 million weighted-average shares issuable upon the conversion of the Series A Participating Convertible Preferred Stock (“Series A Preferred Shares") and the Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares", together with the Series A Preferred Shares, the "Preferred Stock"), and 2.6 million and 1.3 million weighted-average shares of HGI’s common stock, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock, unvested restricted stock and stock units, and stock options would have been anti-dilutive for Fiscal 2014. Also excluded from the calculation were 3.0 million shares of HGI common stock issuable upon the exercise of warrants awarded in Fiscal 2014 because the exercise price of $13.125 per share was above the average stock price for the year. In Fiscal 2013, diluted weighted average common shares outstanding do not reflect any conversion effect of the preferred stock or the exercise of dilutive common stock equivalents as both would be antidilutive. For Fiscal 2012, diluted weighted average common shares outstanding assumes only the exercise of dilutive common stock equivalents as the conversion effect of preferred stock would be antidilutive. For Fiscal 2011, diluted weighted average common shares outstanding reflect the dilutive effect of preferred stock of 19.1 million shares and stock options of 0.1 million shares. For other periods presented, diluted average shares outstanding does not reflect any effect of preferred stock, which was not issued until Fiscal 2011, nor does it assume the exercise of common stock equivalents as the impact would be antidilutive. See Note 23, Earnings Per Share, of Notes to Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share.

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
All references to Fiscal 2014, 2013 and 2012 refer to fiscal periods ended September 30, 2014, 2013 and 2012, respectively.
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management (Salus Capital Partners, LLC, “Salus”, Five Island Asset Management, LLC, “FIAM”, which holds our interests in FIAM Capital Management, LLC ("Five Island"), Energy & Infrastructure Capital LLC (“EIC”) and CorAmerica Capital, LLC ("CorAmerica")), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an equity investment in a joint venture (Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, "Compass", and formerly referred to as the "EXCO/HGI JV") with EXCO Resources, Inc. (“EXCO”) through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). We also own 62% of Frederick's of Hollywood, Inc. ("FOH"), a retailer of women's apparel and related products under its proprietary Frederick's of Hollywood® brand. We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
We believe that our access to the public capital markets may give us a competitive advantage over privately-held entities with whom we compete to acquire certain target businesses on favorable terms. We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.
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

Insurance Segment
Through FGL, we are a provider of annuity and life insurance products to the middle and upper-middle income markets in the United States (“U.S.”). With its principal headquarters based in Des Moines, Iowa, and Baltimore, Maryland, FGL operates in the U.S. through its subsidiaries Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities, and life insurance products, which are sold through a network of independent insurance marketing organizations (“IMOs”) and independent insurance agents.
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

Through Front Street and its Bermuda and Cayman-based life and annuity subsidiaries, we carry out our reinsurance business. Front Street and its subsidiaries intend to enter into asset-intensive, long-duration, life and annuity liability reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.
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
On October 6, 2014, the Company announced that its wholly-owned subsidiary, HGI Energy, has executed an agreement to acquire the remaining approximately 25% interests it does not already hold in Compass from EXCO for $118.8 million in cash. The transaction subsequently closed on October 31, 2014.  Following the transaction, the Company will be the sole owner of any and all interests in Compass.
Compass’ primary business objective is to over time generate stable cash flows and grow its asset base through acquisitions from a variety of sources, including third parties and HGI. Given the inherent decline in the production potential of its existing assets base, Compass also intends to pursue a variety of acquisitions, including long-life conventional oil and natural gas properties. Compass believes that this strategy will allow it to generate and to opportunistically add incremental cash flows.
Asset Management Segment
Our Asset Management segment includes the activities of Salus, Five Island, EIC and CorAmerica.
Through Salus, we are a provider of secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5.0 to $50.0 million with the ability to lead and agent larger transactions. The Salus platform may also serve as an asset manager to certain institutional investors such as community and regional banks, insurance companies, family offices, private equity funds and/or hedge funds who may lack the infrastructure and dedicated competency within senior secured lending. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and FSR as participants and funds committed by Salus’ CLO. As of September 30, 2014, Salus, along with its co-lenders FGL and FSR, have funded loans totaling $818.8 million aggregate principal amount outstanding on a consolidated basis. During Fiscal 2014 Salus closed on 17 transactions, representing approximately $597.3 million in total commitments to a variety of well recognized businesses.
Salus provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of the borrowers’ collateral. Collateral is viewed as the primary source of repayment, while the borrowers’ creditworthiness is viewed a secondary source of repayment. As a result, asset-based finance emphasizes the monitoring of the collateral that secures the asset-based loan. Salus focuses its credit analysis on the value of accounts receivable and inventory (or other assets) and estimates how much liquidity it can provide against those assets. Salus establishes a loan structure and collateral monitoring process that is continuous and focused on the collateral, significantly reducing the risk of loss inherent in delayed intervention and/or asset recovery. Since inception through September 30, 2014, none of the loans in Salus’ portfolio have been delinquent.

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
Five Island is a high-yield asset management firm. Five Island commenced operations in 2013 and pursues a below-investment grade credit strategy that seeks to achieve strong, risk-adjusted returns through a fundamental, high-conviction approach to security selection. Five Island’s investment approach is based on credit-intensive research with a strong focus on capital preservation and diversification. Pursuant to the IMA, Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Cayman Reinsurance Agreement.
EIC is a debt capital investment manager specializing in direct lending to companies in the global energy and infrastructure sectors. EIC commenced operations on April 3, 2014 and brings together capital, domain expertise and investment experience to structure customized financing solutions. EIC assists customers in various types of transactions, including project and construction financing, capital expenditures, working capital, drilling and expansion financing, acquisition financing and refinancing. The firm explores attractive opportunities in global energy and infrastructure lending while principally focusing on power and renewables, oil and gas, regulated utilities, transportation, water and telecoms, primarily in countries member to the Organisation for Economic Co-operation and Development.
EIC offers a range of investment products and works with customers to develop tailored financing solutions, principally through the origination of loans. Some of the debt instruments EIC offers include investment grade private placement bonds and loans, reserve-based lending, project finance bonds and term loans, first or second lien institutional term loans, unitranche loans, mezzanine loans and bridge loans.
CorAmerica, is a commercial real estate lender which originates and acquires both senior and subordinated mortgage loans for commercial and multi-family properties located in the U.S.. CorAmerica commenced operations in 2009 and originates and acquires loans on various types of income-producing properties, including apartments, industrial properties, manufactured housing, mixed-use properties, office buildings and retail properties. CorAmerica manages commercial mortgage loans, as well as fixed-income assets based on its assessment of risk-adjusted returns and inefficiencies in the marketplace. CorAmerica has 5 major lines of business: senior loan origination and asset management; commercial mortgage-backed securities and commercial real estate-related debt investment management; bridge lending; structured debt; and equity investments.

Highlights for Fiscal 2014
Significant Transactions and Activity
During Fiscal 2014, we made significant progress in our business strategy to reduce our cost of capital, increase our investor base, grow our existing business, and diversify the businesses in which we operate. The most significant of these steps include the following:
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

•
In August 2014, Fidelity & Guaranty Life Holdings, Inc. (“FGH”), a wholly owned subsidiary of FGL, as borrower, and FGL as guarantor, entered into a three-year $150.0 million unsecured revolving credit facility.

Asset Management segment

•
Salus originated $597.3 million of new asset-based loan commitments in Fiscal 2014. Salus, together with its affiliated co-lenders FGL and Front Street, had $811.6 million of loans outstanding as of September 30, 2014, net of allowance for credit losses of $7.2 million.

•	On April 3, 2014, EIC an investment manager specializing in direct lending to companies in the global energy and infrastructure sectors, and a subsidiary of FIAM, announced its launch.

•	In May 2014, FIAM acquired a 17% and controlling interest in CorAmerica, a commercial real estate investment firm.
Energy segment

•
Subsequent to a one year exemption to Rule 4-10(c)(4) of Regulation S-X granted by the SEC expiring, our Energy segment recorded impairments to its oil and natural gas properties of $81.0 million during the second fiscal 2014 quarter, based on the ceiling test limitation under full cost method of accounting. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date of Compass (amongst other things, market prices based on NYMEX futures) and the prices used in the ceiling test calculation (based on the simple average spot price for the trailing twelve month period). Compass did not recognize any further impairment under the ceiling test to its proved oil and natural gas properties for Fiscal 2014.

Corporate and Other segment

•
In January 2014, the Company issued $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022 (the "7.75% Notes"). The 7.75% Notes were priced at par plus accrued interest from January 15, 2014.

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

•
Also in May 2014, HGI commenced, and successfully completed, an offer (the “Exchange Offer”) to exchange $320.6 million of its outstanding Senior Secured Notes for $350.0 million aggregate principal amount of new 7.750% Senior Notes due 2022 ("Additional 7.75% Notes”). Concurrent with the Exchange Offer, HGI solicited the holders of its 7.875% Senior Secured Notes due 2019 (the “Senior Secured Notes”) to amend (the “Proposed Amendments”) the indenture governing the Senior Secured Notes (the “Secured Indenture”) to provide the Company with, among other things, greater flexibility to repurchase or redeem its outstanding common stock.

•	In May 2014, HGI acquired a controlling interest in FOH, a retailer of women's apparel and related products under its proprietary Frederick's of Hollywood® brand.

•
In May 2014, the Company's Board of Directors authorized an increase in the amount approved for repurchase under our stock repurchase program to an aggregate of $100.0 of common stock. Under the stock repurchase program we repurchased 5,197 thousand shares of our outstanding common stock during Fiscal 2014, for an aggregate purchase price of $65.6 million, or an average of $12.62 per share.

•
In September 2014, HGI issued additional $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022 at par (the “September 2014 Notes”), plus accrued interest from July 15, 2014.

Key financial highlights

•
Diluted net loss attributable to common and participating preferred stockholders decreased $10.3 million to $83.9 million, or $0.51 diluted per common share attributable to controlling interest ($0.51 basic) in Fiscal 2014, compared to diluted net loss attributable to common and participating preferred stockholders of $94.2 million, or $0.67 diluted per common share attributable to controlling interest ($0.67 basic), in Fiscal 2013.

•	We ended the year with corporate cash and investments of approximately $516.6 million (primarily held at HGI and HGI Funding, LLC).

•
Our Consumer Products segment’s operating profit for Fiscal 2014 increased $130.7 million, or 37.2%, to $481.9 million from $351.2 million for Fiscal 2013. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased by $47.3 million, or 7.0%, to $724.4 million versus Fiscal 2013 primarily due to higher sales of hardware and home improvement products, home and garden control products, and consumer batteries. Adjusted EBITDA represented 16.4% of sales as compared to 15.8% in Fiscal 2013. See Non-GAAP measures below for more details.

•
Our Insurance segment’s operating profit for Fiscal 2014 decreased $238.1 million, to $284.8 million from an operating income of $522.9 million for the Fiscal 2013. Our Insurance segment’s adjusted operating income (“Insurance AOI”) increased by $0.3 million, or 0.2%, to $154.5 million versus Fiscal 2013, primarily as a result of higher net investment income recognized during Fiscal 2014 being offset in most part by the non-recurrence of favorable assumption changes, mortality experience and valuation allowance releases recognized in Fiscal 2013. See Non-GAAP measures below for more details.

•
Our Energy segment’s operating loss for Fiscal 2014 was $53.7 million, primarily as the result of the $81.0 million impairment of oil and natural gas properties. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA-Energy") for the Fiscal 2014 was $63.3 million. For Fiscal 2014, the Energy segment's production was 414 Mbbl of oil, 521 Mbbl of natural gas liquids and 20,882 Mmcf of natural gas.

•
The Asset Management segment's operating income for Fiscal 2014 decreased $9.7 million from Fiscal 2013 to $0.7 million, resulting from an increase in salary and benefit expenses resulting from the addition of employees, transaction, integration and start-up expenses related to new businesses and acquisitions, and and to a lesser extent, increased overhead cost due to growth in the businesses.

•
Through the year ended September 30, 2014, we received dividends of approximately $118.0 million from FGL, Spectrum Brands, HGI Energy, Salus, Front Street and Five Island ($52.2 million, $35.5 million, $17.1 million, $7.2 million, $5.0 million and $1.0 million, respectively). The FGL dividend of $52.2 million includes a special dividend of $43.0 million paid out of the proceeds received from FGL’s initial public offering in December 2013. Dividends received from HGI Energy are before giving effect to affiliate note interest payments of $9.0 million made by HGI on behalf of HGI Energy.

Results of Operations
Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013, and Fiscal Year Ended September 30, 2013 Compared to Fiscal Year September 30, 2012
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Revenues:
Consumer Products	$4,429.1	$4,085.6	$3,252.4	$343.5	$833.2
Insurance	1,349.7	1,348.4	1,221.8	1.3	126.6
Energy	147.0	90.2	—	56.8	90.2
Asset Management	34.2	28.9	8.6	5.3	20.3
Intersegment elimination	(17.1)	(9.7)	(2.1)	(7.4)	(7.6)
Consolidated segment revenues	5,942.9	5,543.4	4,480.7	399.5	1,062.7
Corporate and Other	20.1	—	—	20.1	—
Total revenues	$5,963.0	$5,543.4	$4,480.7	$419.6	$1,062.7

Operating income (loss):
Consumer Products	$481.9	$351.2	$301.8	$130.7	$49.4
Insurance	284.8	522.9	159.9	(238.1)	363.0
Energy	(53.7)	(45.2)	—	(8.5)	(45.2)
Asset Management	0.7	10.4	2.5	(9.7)	7.9
Intersegment elimination	(17.7)	(10.9)	(2.1)	(6.8)	(8.8)
Total segments	696.0	828.4	462.1	(132.4)	366.3
Corporate and Other	(126.5)	(91.0)	(52.6)	(35.5)	(38.4)
Consolidated operating income	569.5	737.4	409.5	(167.9)	327.9
Interest expense	(321.9)	(511.9)	(251.0)	190.0	(260.9)
Loss from the change in the fair value of the equity conversion feature of preferred stock	(12.7)	(101.6)	(156.6)	88.9	55.0
Gain on contingent purchase price reduction	0.5	—	41.0	0.5	(41.0)
Other expense, net	(22.2)	(5.6)	(17.5)	(16.6)	11.9
Consolidated income (loss) from continuing operations before income taxes	213.2	118.3	25.4	94.9	92.9
Income tax expense (benefit)	111.5	187.3	(85.3)	(75.8)	272.6
Net income (loss)	101.7	(69.0)	110.7	170.7	(179.7)
Less: Net income (loss) attributable to noncontrolling interest	112.0	(23.2)	21.2	135.2	(44.4)
Net (loss) income attributable to controlling interest	(10.3)	(45.8)	89.5	35.5	(135.3)
Less: Preferred stock dividends, accretion and loss on conversion	73.6	48.4	59.6	25.2	(11.2)
Net (loss) income attributable to common and participating preferred stockholders	$(83.9)	$(94.2)	$29.9	$10.3	$(124.1)

Revenues. Revenues for Fiscal 2014 increased $419.6 million, or 7.6%, to $5,963.0 million from $5,543.4 million for Fiscal 2013. The increase was primarily due to (i) the full period effect of the inclusion of sales from Spectrum Brands’ residential hardware and home improvement (“HHI”) business that was acquired in Fiscal 2013, coupled with increases in sales of Spectrum Brands’ HHI (for comparable periods), home and garden products and consumer batteries product lines, (ii) the full period effect of of the inclusion of our proportionate share of oil and natural gas revenues from Compass, and (iii) new sales revenue generated by FOH (acquired during our Fiscal 2014 third quarter) in our Corporate and Other segment. Revenues from our Insurance segment were essentially unchanged, resulting from the offset between higher net investment income (driven by deployment of cash to higher yielding investments and a generally more favorable investing environment), and lower realized net investment gains during Fiscal 2014 (driven by the completion of portfolio repositioning trading activity that occurred during Fiscal 2013 which had generated higher realized investment gains).
Revenues for Fiscal 2013 increased $1,062.7 million, or 23.7%, to $5,543.4 million from $4,480.7 million for Fiscal 2012. The increase was primarily driven by full period effect of the inclusion of sales from Spectrum Brands’ HHI business in our Consumer Products segment, realized gains on the sales of fixed maturity securities in our Insurance segment to utilize certain tax benefits and a change in investment strategy to shorten the duration of the portfolio, our proportionate share of new oil and gas revenues from Compass acquired in Fiscal 2013, and new business activity in Asset Management segments.

Operating Profit. Operating profit for Fiscal 2014 decreased $167.9 million, or 22.8%, to $569.5 million from $737.4 million for Fiscal 2013. The decrease is primarily due to lower operating income originating from our Insurance segment as a result of the conclusion of the Fiscal 2013 portfolio repositioning that had resulted in higher realized investment gains in Fiscal 2013, higher corporate expenses primarily due to higher stock based compensation and bonus expense amortization, and the recognition of higher impairment charges in our Energy segment. These decreases in operating income were offset in part by our Consumer Products segment as a result of the full period impact of the HHI acquisition in December 2013, and an overall decrease in acquisition and integration related charges.
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
Interest Expense. Interest expense decreased $190.0 million to $321.9 million for Fiscal 2014 from $511.9 million for Fiscal 2013. The decrease is principally due the non-recurrence of $181.1 million in penalties, fees and deferred financing fee write-offs incurred in Fiscal 2013 relating to debt refinancings at HGI and Spectrum Brands, and costs incurred by Spectrum Brands associated with the financing of the HHI acquisition; (ii) refinancing to lower interest rate debt during the course of Fiscal 2013, which was offset in part by (iii) higher overall average level of borrowings.
Interest expense increased $260.9 million to $511.9 million for Fiscal 2013 from $251.0 million for Fiscal 2012. The increase is principally due to (i) $58.9 million of fees incurred by HGI related to the issuance of the 7.875% Senior Secured Notes due 2019, and the extinguishment of the 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”); (ii) Spectrum Brands incurred $122.2 million of fees related to the extinguishment of their 9.5% senior secured notes due 2018 (the “9.5% Notes”); and (iii) $29.0 million of costs incurred by Spectrum Brands associated with the financing of the HHI acquisition. The fees incurred by HGI consisted of $45.9 million cash charges for fees and expenses, and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount related to the extinguishment of the 10.625% Notes. The $122.2 million fees incurred by Spectrum Brands included cash tender, consent and redemption premium costs totaling $111.3 million and non-cash costs for the write off of unamortized deferred financing fees less unamortized original issue premium totaling $10.9 million. The $29.0 million of costs incurred by Spectrum Brands relating to the Hardware Acquisition financing included: (i) $13.0 million of cash costs related to unused bridge financing commitments; (ii) $6.0 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2.0 million of cash costs related to a ticking fee on the term loan facility incurred prior to the closing of the transaction; (iv) $3.0 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5.0 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. The remainder of the increase is directly attributable to the higher levels of indebtedness as compared to the prior year.
Loss from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $12.7 million for Fiscal 2014 was principally due to an increase in the market price of our common stock from $10.37 to $11.69 per share during Fiscal 2014 through the date of the conversion of our Preferred Stock on May 15, 2014.
The loss from the change in the fair value of the equity conversion feature of the preferred stock of $101.6 million for Fiscal 2013 was principally due to an increase in the market price of our common stock from $8.43 to $10.37 per share during Fiscal 2013. During Fiscal 2012 the loss from the change in the fair value of the equity conversion feature of the preferred stock of $156.6 million due to an increase in the market price of our common stock from $5.07 to $8.43 per share during Fiscal 2012.
Gain on contingent purchase price reduction. A gain of $0.5 million and $41.0 million was recognized in Fiscal 2014 and 2012, respectively, reflecting the change in the estimated fair value of a contingent purchase price reduction receivable (see Note 4, Acquisitions, to our Consolidated Financial Statements.)
Other expense, net. Other expense, net increased $16.6 million to $22.2 million for Fiscal 2014 from $5.6 million for Fiscal 2013. The increase resulted from an increase in losses on certain foreign exchange denominated asset-based loans, and unrealized losses on oil and natural gas derivatives. Partially offsetting these increases was a decrease in unrealized losses on HGI Funding's investment portfolio, as compared to Fiscal 2013.
Other expense, net decreased $11.9 million to $5.6 million for Fiscal 2013 from $17.5 million for Fiscal 2012. The decrease resulted from decreased losses on trading securities held principally for investing purposes at HGI Funding, and as a result of realized and unrealized gains on oil and natural gas derivatives.

Income Taxes. Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and the character of our income. For Fiscal 2014, we recorded income tax expense, representing an effective tax rate of 52.3% which was primarily driven by: (i) the profitability of our life insurance group, which files its own consolidated Federal income tax return; and (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances. Partially offsetting these factors in Fiscal 2014 was: (i) income earned outside the U.S. that is subject to statutory rates lower than 35%; and (ii) the partial release of U.S. valuation allowances related to the life insurance group totaling $40.1 attributed to the implementation of a tax planning strategy that will allow for the utilization of capital loss carryforwards that management previously concluded were more-likely-than-not unrealizable.
For Fiscal 2013, we recorded an income tax expense, representing an effective tax rate of 158.3%, which was primarily driven by: (i) the profitability of FGL’s life insurance business; (ii) pre-tax losses in the U.S. and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock with no tax benefit; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the U.S. due to its tax loss position.  Partially offsetting these factors was a partial release of U.S. valuation allowances as a result of a recent acquisition by Spectrum Brands.
Net operating loss (“NOL”) and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to valuation allowances, as we concluded that all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of NOL and other tax carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. These limitations are based on a number of factors, including the value of HGI, FGL and Spectrum Brands’ stock (as defined for tax purposes) on the date of the ownership change, the net unrealized gain position (as defined for tax purposes) of each company on that date, the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent ownership changes, if any.
For Fiscal 2012, we recorded an income tax benefit despite pretax income, representing an effective tax rate of (335.8)%, primarily as a result of: (i) the net reversal of $139.6 million of valuation allowance principally related to our assessment of the amount of FGL’s deferred tax assets that are more-likely-than-not realizable; and (ii) a $41.0 million gain on a contingent purchase price reduction receivable that is not taxable. Partially offsetting these factors were: (i) $156.6 million of expense for the increase in fair value of the equity conversion feature of preferred stock, for which no tax benefit is available; (ii) deferred income tax expense related to changes in the tax bases of indefinite lived intangible assets that are amortized for tax purposes, but not for book purposes; and (iii) U.S. and foreign taxes on remitted and unremitted foreign income.
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss) of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HGI.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consisted of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion, which accrued under certain circumstances; (iii) accretion of the carrying value of our preferred stock, which was discounted by the bifurcated equity conversion feature and issuance costs; and (iv) any gain or loss realized upon the conversion of the preferred stock.
For purposes of determining the preferred stock non-cash principal accretion amount, we calculated the value of HGI’s net assets (the “Preferred Stock NAV”) in accordance with terms of the certificates of designation of the preferred stock. In accordance with the certificates of designation, we were required to calculate the Preferred Stock NAV on September 30 and March 31 of each calendar year. The Preferred Stock NAV as of March 31, 2014 and September 30, 2013, calculated in accordance with the certificates of designation, was approximately $2.8 billion and $2.1 billion, respectively.
As was noted above, on May 15, 2014, the Company elected to exercise its option to convert all but one share of the remaining outstanding preferred stock into shares of its common stock. Upon converting the outstanding preferred stock, the Company recognized a loss of $43.9 million. As a result of the conversion of the Preferred Stock, the Company ceased recognizing any additional dividends and accretion, and are no longer required to compute the Preferred Stock NAV.
The increase in the Preferred Stock dividends and accretion for Fiscal 2014 compared to Fiscal 2013 is due to (i) the loss of $43.9 million recognized upon conversion of the Preferred Stock, offset in part by decreased accretion resulting from the Preferred Stock being outstanding for only a portion of Fiscal 2014. The non-cash principal accretion rate was at a zero rate of accretion during both Fiscal 2014 and Fiscal 2013. The decrease in the Preferred Stock dividends and accretion for Fiscal 2013 compared to Fiscal 2012 is due to the quarterly non-cash principal accretion rate decreasing from 4% in Fiscal 2012 to a zero rate of accretion for Fiscal 2013.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012

Net consumer and other product sales	$4,429.1	$4,085.6	$3,252.4	$343.5	$833.2
Cost of consumer products and other goods sold	2,860.3	2,695.3	2,136.8	165.0	558.5
Consumer products gross profit	1,568.8	1,390.3	1,115.6	178.5	274.7
Selling, acquisition, operating and general expenses	1,005.2	961.3	750.1	43.9	211.2
Amortization of intangibles	81.7	77.8	63.7	3.9	14.1
Operating income (loss) - Consumer Products segment	$481.9	$351.2	$301.8	$130.7	$49.4
Revenues. Net consumer products sales for Fiscal 2014 increased $343.5 million, or 8.4%, to $4,429.1 million from $4,085.6 million for Fiscal 2013. The increase in net consumer product sales was primarily due to the full period effect of the inclusion of sales from the HHI acquisition that occurred in Fiscal 2013, and to a lesser extent, increases in sales of Spectrum Brands’ HHI, home and garden products and consumer batteries product lines. On a proforma basis, as if the acquisition of the HHI business had occurred at the beginning of Fiscal 2013, HHI sales would increase $104.0 million, or 9.8%, to $1,166.0 million in Fiscal 2014 versus $1,062.0 million in Fiscal 2013. This increase was attributable to the residential security category which accounted for $91.0 million of the increase due to strong retail positioning in North America coupled with the continued recovery of the U.S. housing market. The growth in home and garden products was attributable to increases in repellent product sales and lawn and garden control sales driven by market share gains, the extended selling season due to favorable weather and the acquisition of The Liquid Fence Company (“Liquid Fence”). The increase in consumer batteries sales was primarily due to increased retailer distribution gains, new customers and products, successful promotion activities and geographic expansion. The increases in net consumer sales were offset in part by the decrease in global pet supply sales primarily due to the decline in aquatic sales coupled with a one-time negative impact from product registration issues in Russia during the third quarter of Fiscal 2014 and the planned exit of marginally profitable small appliances products.
Net consumer products sales for Fiscal 2013 increased $833.2 million, or 25.6%, to $4,085.6 million from $3,252.4 million for Fiscal 2012. The increase was primarily due to sales from the HHI acquisition. In addition, and to a lesser extent, sales benefited from an increase in pet supplies as a result of increased companion animal sales, an increase in electric personal care products due to new innovative products and additional distribution channels, increased home and garden product sales due to favorable fall weather, and the full period impact of the FURminator acquisition completed in December of 2011. The increases were offset in part by the planned exit of marginally profitable small appliances products, the ongoing, negative impact of a one-time shaving and grooming category shelf space reduction at a major retailer, and the negative impact of foreign currency on Spectrum Brands’ consumer batteries.
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal			Increase (Decrease)
Product line net sales	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Hardware and home improvement products	$1,166.0	$869.6	$—	$296.4	$869.6
Consumer batteries	957.8	931.7	948.6	26.1	(16.9)
Small appliances	730.8	740.3	771.6	(9.5)	(31.3)
Pet supplies	600.5	621.8	615.5	(21.3)	6.3
Home and garden control products	431.9	390.5	387.0	41.4	3.5
Electric shaving and grooming products	278.3	276.8	279.5	1.5	(2.7)
Electric personal care products	263.8	254.9	250.2	8.9	4.7
Total net sales to external customers	$4,429.1	$4,085.6	$3,252.4	$343.5	$833.2
Cost of consumer products and other goods sold / Consumer products gross profit. Consumer products gross profit, representing net consumer products sales minus consumer products cost of goods sold, for Fiscal 2014 was $1,568.8 million compared to $1,390.3 million for Fiscal 2013. The increase in gross profit was primarily attributable to an increase in sales, particularly the shift towards higher margin sales and continuing cost improvements. Gross profit margin for Fiscal 2014 increased to 35.4%

from 34.0% in Fiscal 2013. The increase in gross profit margin was driven by the non-recurrence of a $31.0 million increase to cost of goods sold due to the sale of inventory during Fiscal 2013 that was revalued in connection with the HHI acquisition.
Consumer products gross profit for Fiscal 2013 was $1,390.3 million compared to $1,115.6 million for Fiscal 2012. The increase in gross profit was driven by the HHI business acquisition which contributed $273.0 million in gross profit. Gross profit margin for Fiscal 2013 decreased to 34.0% from 34.3% in Fiscal 2012. The slight decrease in gross profit margin was driven by a $31.0 million increase to cost of goods sold discussed above, which offset improvements to gross profit resulting from the exit of low margin products in Spectrum Brands’ small appliances product line.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $43.9 million, or 4.6%, to $1,005.2 million for Fiscal 2014, from $961.3 million for Fiscal 2013. The $43.9 million increase was primarily due to the full year inclusion of the HHI operations, partially offset by a decrease in acquisition and related charges as a result of the HHI acquisition in Fiscal 2013.
Selling, acquisition, operating and general expenses increased by $211.2 million, or 28.2%, to $961.3 million for Fiscal 2013 from $750.1 million during Fiscal 2012. The $211.2 million increase was principally due to the HHI acquisition which accounted for $178.7 million in operating expenses and led to a $17.3 million increase in acquisition and integration related charges. In addition, Spectrum Brands incurred a $14.0 million increase in restructuring and related charges, and an increase in stock compensation expense of $15.0 million tempered by $7.0 million in savings from cost reduction initiatives and positive foreign exchange impacts of $4.0 million.
Amortization of intangibles. For Fiscal 2014, amortization of intangibles increased $3.9 million, or 5.0%, to $81.7 million from $77.8 million for Fiscal 2013. For Fiscal 2013, amortization of intangibles increased $14.1 million, or 22.1%, to $77.8 million from $63.7 million for Fiscal 2012. The increases were primarily due to the amortization of intangibles acquired as part of the HHI acquisition in Fiscal 2013.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012

Insurance premiums	$56.6	$58.8	$55.3	$(2.2)	$3.5
Net investment income	824.5	715.5	716.2	109.0	(0.7)
Net investment gains	395.9	511.6	410.0	(115.7)	101.6
Insurance and investment product fees and other	72.7	62.5	40.3	10.2	22.2
Total Insurance segment revenues	1,349.7	1,348.4	1,221.8	1.3	126.6
Benefits and other changes in policy reserves	852.7	531.8	777.4	320.9	(245.6)
Acquisition, operating and general expenses, net of deferrals	114.7	111.4	123.9	3.3	(12.5)
Amortization of intangibles	97.5	182.3	160.6	(84.8)	21.7
Total Insurance segment operating costs and expenses	1,064.9	825.5	1,061.9	239.4	(236.4)
Operating income - Insurance segment	$284.8	$522.9	$159.9	$(238.1)	$363.0
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
For Fiscal 2014, premiums decreased $2.2 million, or 3.7%, to $56.6 million from $58.8 million for Fiscal 2013, primarily due to the non-recurrence of a partial rescission of a coinsurance agreement in Fiscal 2013 which resulted in the return of $4.5 million of premiums previously ceded.
For Fiscal 2013 premiums increased $3.5 million, or 6.3%, to $58.8 million from $55.3 million for Fiscal 2012, primarily due to the partial rescission of the coinsurance agreement discussed above.
Net investment income. For Fiscal 2014, net investment income increased $109.0 million, or 15.2%, to $824.5 million from $715.5 million for Fiscal 2013. The Fiscal 2013 net investment income was impacted by the Insurance segment's decision in the first quarter of Fiscal 2013 to be defensive with its investment portfolio, given the interest rate environment at the time, reducing the credit and interest rate risk exposures in the portfolio, and shortening the duration of the portfolio relative to its liabilities. In addition, the Insurance segment sold investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the first quarter of Fiscal 2013. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. The Insurance segment began reinvesting the sales proceeds in September 2013 and the Insurance segment continued its reinvestment strategy into the first quarter of Fiscal 2014. As a result, there was a substantial increase in earned yield during the first half of Fiscal 2014. The Insurance segment's reinvestment strategy resulted in a decrease in average cash and short-term investments from $1.8 billion during Fiscal 2013 to $965.8 million during Fiscal 2014. Furthermore, the Insurance segment reinvested the excess cash and short-term investments into higher yielding assets which resulted in an earned yield of 4.7% during Fiscal 2014 compared to 4.2% during Fiscal 2013.
For Fiscal 2013, net investment income decreased $0.7 million, or 0.1%, to $715.5 million from $716.2 million for Fiscal 2012. Investment income was impacted by the investment strategies discussed above. The Insurance segment began reinvesting the sales proceeds from the initial Fiscal 2012 sales program during the second quarter of Fiscal 2013 and saw a substantial increase in the earned yield during the second half of Fiscal 2013. However, the average yield earned remained below the average yield earned for Fiscal 2012.
Average invested assets (on an amortized cost basis) were $17.6 billion, $16.6 billion and $16.3 billion, and the average yield earned on average invested assets was 4.7%, 4.2% and 4.5% for Fiscal 2014, 2013 and 2012, respectively, compared to interest credited and option costs of 2.9%, 3.0% and 3.3% for each such Fiscal year, respectively.
The Insurance segment’s net investment spread is summarized as follows:

	Fiscal
	2014	2013	2012
Average yield on invested assets	4.7%	4.2%	4.5%
Less: Interest credited and option cost	2.9%	3.0%	3.3%
Net investment spread	1.8%	1.2%	1.2%
The increase in net investment spread for Fiscal 2014 is primarily attributable the re-investment strategy discussed above, which resulted in a decrease in excess liquidity held in low yielding cash and short-term investments and an increase in earned yield and net investment income.
Net investment spread for Fiscal 2013 was slightly higher than Fiscal 2012, as the decrease in average yield earned on assets sold in connection with FGL’s investment strategies discussed above was offset by lower interest credited/option costs that resulted from lower crediting rates on a large block of fixed rate annuities renewing at a lower rate and a reduction in the cost of call options hedging the FIA index credits.
Net investment gains. For Fiscal 2014, the Insurance segment had net investment gains of $395.3 million compared to net investment gains of $511.6 million for Fiscal 2013. The period over period decrease was primarily driven by a $227.8 million decrease of net investment gains on fixed maturity and equity available-for-sale securities from Fiscal 2013 to Fiscal 2014 as a result of the Insurance segment’s portfolio repositioning trading activity during Fiscal 2013, in which the Insurance segment sold certain investments during the first quarter of Fiscal 2013 that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains.
Partially offsetting this decrease was an increase in net realized and unrealized gains on futures contracts and call options of $102.4 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based. The Insurance segment utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The S&P 500 Index increased 17.3% and 16.7% during Fiscal 2014 and Fiscal 2013, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
For Fiscal 2013, the Insurance segment had net investment gains of $511.6 million compared to net investment gains of $410.0 million for Fiscal 2012. The period over period increase of $101.6 million was primarily due to $342.6 million of net investment gains on fixed maturity and equity available-for-sale securities in Fiscal 2013, compared to net investment gains of $265.3 million for Fiscal 2012. The $77.3 million increase period over period was primarily due to the investment strategies described above. Included in Fiscal 2012 was $30.5 million of gains associated with the asset transfer on October 1, 2011 for the closing of the final transaction-related reinsurance transaction with Wilton Re U.S. Holdings, Inc. (“Wilton Re”). The $30.5 million of gains were paid to Wilton Re as part of the initial asset transfer.

Net realized and unrealized gains on long futures and call options increased $23.1 million year over year, primarily resulting from the performance of the indices upon which the call options and futures contracts are based and an increase in the number of call options purchased. The increase in the actual amount of call options purchased was due to a change in the Insurance segment’s hedging strategy in August 2012 to be more statically hedged, thereby increasing the aggregate amount of call options purchases in subsequent periods. The Insurance segment changed its hedging strategy to improve the matching of the movements in its derivative assets and FIA embedded derivative liabilities, which reduced the earnings volatility associated with the dynamic component of the hedging strategy. The increase in call options was also due to sales of the Prosperity EliteSM product line which was introduced during the fourth quarter of Fiscal 2011.
The components of the realized and unrealized gains on derivative instruments were as follows (in millions):

	Fiscal			Increase / (Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Call options:
Gain (loss) on option expiration	$208.4	$131.2	$(53.0)	$77.2	$184.2
Change in unrealized gain	37.6	20.4	153.0	17.2	(132.6)
Futures contracts:
Gain on futures contracts expiration	25.4	17.4	42.6	8.0	(25.2)
Change in unrealized gain	0.1	0.1	3.4	—	(3.3)
	$271.5	$169.1	$146.0	$102.4	$23.1
The average index credits to policyholders were as follows:

	Fiscal
	2014	2013	2012
S&P 500 Index:
Point-to-point strategy	4.8%	5.3%	2.7%
Monthly average strategy	5.0%	5.0%	1.8%
Monthly point-to-point strategy	6.8%	4.6%	0.5%
3 Year high water mark	22.2%	23.3%	17.5%
For Fiscal 2014 the average credit to contractholders from index credits during the period was 5.7% compared to 5.1% for Fiscal 2013. The credits for Fiscal 2014 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in Fiscal 2013 compared to the S&P 500 Index growth for issue dates in Fiscal 2014.
For Fiscal 2013 the average credit to contractholders from index credits during the period was 5.1% compared to 1.8% for Fiscal 2012. The credits for Fiscal 2012 were based on comparing the S&P 500 on each issue date in Fiscal 2012 to the same issue date in Fiscal 2011. The volatility at different points in these periods created lower overall credits in Fiscal 2012 compared to the consistent double-digit S&P 500 Index growth for those issue dates in Fiscal 2013.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Insurance segment to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $10.2 million, or 16.3%, to $72.7 million for the Fiscal 2014 from $62.5 million for Fiscal 2013 and $22.2 million, or 55.1%, to $62.5 million for Fiscal 2013 from $40.3 million for Fiscal 2012 primarily due to the growth in sales of IUL and FIA products.
Benefits and other changes in policy reserves. For Fiscal 2014, benefits and other changes in policy reserves increased $320.9 million, or 60.3%, to $852.7 million, from $531.8 million for Fiscal 2013 principally due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in the FIA market value liability. The FIA present value of future credits and guarantee liability decreased $20.2 million during Fiscal 2014 compared to a $215.6 million decrease during Fiscal 2013. The period over period increase of $195.4 million was primarily driven by an increase in risk free rates during Fiscal 2013, which reduced reserves by $96.8 million compared to a decrease in rates and corresponding reserve increase of $13.6 million during Fiscal 2014.

Additionally, annual assumption and model changes were made to the surrender rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $84.3 million during the fourth quarter of Fiscal 2013 compared to a reserve decrease of $3.0 million during the fourth quarter of Fiscal 2014. Lastly, index credits, interest credited and bonuses increased $76.7 million period over period primarily due to increased sales of new FIA and deferred annuity policies during the past year.
For Fiscal 2013, benefits and other changes in policy reserves decreased $245.6 million, or 31.6%, to $531.8 million, from $777.4 million for Fiscal 2012 principally due to the present value of future credits and guaranty liability which decreased $215.6 million during Fiscal 2013 compared to a $7.0 million increase during Fiscal 2012. The period over period decrease of $222.6 million was primarily driven by the increase in the risk free rates which reduced reserves by $96.8 million during Fiscal 2013 compared to the decrease in rates which increased reserves $39.9 million during Fiscal 2012, a year over year decrease of $136.7 million. Additionally, annual assumption changes were made to the surrender rates, earned rates and future index credits used in the FAS 133 reserve calculation which resulted in a reserve decrease of $84.3 million during the fourth quarter of Fiscal 2013.
Lastly, immediate annuity policy reserves were lower in Fiscal 2013 by $36.3 million. The decrease in reserves was due to a favorable mortality rate experienced on the Insurance segment’s immediate annuities. Upon a death, the Insurance segment releases the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. To the extent the actual deaths in the period are higher than expected, additional reserves will be released.
Below is a summary of the major components included in benefits and other changes in policy reserves for Fiscal 2014, 2013 and 2012 (in millions):

	Fiscal			Increase / (Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
FIA market value option liability	$56.9	$12.2	$177.9	$44.7	$(165.7)
FIA present value future credits & guarantee liability change	(20.2)	(215.6)	7.0	195.4	(222.6)
Index credits, interest credited & bonuses	649.4	572.7	382.4	76.7	190.3
Annuity Payments	209.1	225.2	241.7	(16.1)	(16.5)
Other policy benefits and reserve movements	(42.5)	(62.7)	(31.6)	20.2	(31.1)
Total benefits and other changes in policy reserves	$852.7	$531.8	$777.4	$320.9	$(245.6)

Acquisition, operating and general expenses, net of deferrals. Acquisition, operating and general expenses, net of deferrals, of the Insurance segment, increased $3.3 million, or 3.0%, to $114.7 million for Fiscal 2014, from $111.4 million for Fiscal 2013 principally due to an increase in stock compensation expense as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with FGL’s initial public offering. Additionally, the stock compensation expense related to the 2011 and 2012 Fidelity & Guaranty Life Holdings, Inc. (“FGH”) Plans increased as a result of the appreciation of the FGL's share price since the initial public offering. This increase was partially offset by a one-time $10.3 million settlement of trail commissions to one of FGL’s long-standing Insurance Marketing Organizations in Fiscal 2013.
Acquisition, operating and general expenses, net of deferrals of the Insurance segment, decreased $12.5 million, or 10.1%, to $111.4 million for Fiscal 2013, from $123.9 million for Fiscal 2012 principally due to the absence of a $31.1 million ceding commission paid to Wilton Re in 2012 primarily related to $30.5 million of investment gains realized on the securities transferred to Wilton Re on the October 17, 2011 effective date of the second acquisition-related reinsurance amendment. Partially offsetting this decrease was a one-time expense of $10.3 million in Fiscal 2013 in relation to the settlement of trail commissions discussed above.
Amortization of intangibles. For Fiscal 2014, amortization of intangibles decreased $84.8 million, or 46.5%, to $97.5 million from $182.3 million for Fiscal 2013. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the decrease in Fiscal 2014 was primarily due to higher gross margins in Fiscal 2013 driven by trading gains on fixed maturity and equity available-for-sale securities and the lower embedded derivative liability discussed above, which increased amortization.
For Fiscal 2013, amortization of intangibles increased $21.7 million, or 13.5%, to $182.3 million from $160.6 million, for Fiscal 2012. The increase in the Fiscal 2013 gross margins was driven by the lower embedded derivative liability discussed above which increased amortization; however, it was partially offset by the increase in future expected gross margins from the change in assumptions also discussed above, which decreased amortization. The change in the embedded derivative liability moves with the changes in the market value of the option liability as well as with changes in interest rates. If the current embedded derivative liability increases then future margins increase as the higher liability amortizes into income over time and vice versa. When future expected margins increase amortization generally slows down and vice versa when the future expected margins decrease. The change in assumptions during the year resulted in an increase in future expected margins and corresponding “unlocking” adjustment, reducing the net amortization in Fiscal 2013. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 13, Goodwill and Intangibles, including DAC and VOBA, net, for additional details.

Energy Segment

Presented below is a table that summarizes the results of operations of our Energy Segment for Fiscal 2014 and for the period from inception to September 30, 2013 (in millions):

	Fiscal 2014	For the period from inception to September 30, 2013	Increase / (Decrease)
Oil and natural gas revenues	$147.0	$90.2	$56.8
Oil and natural gas direct operating costs	69.6	44.0	25.6
Oil and natural gas operating margin	77.4	46.2	31.2
Acquisition, operating and general expenses, net of deferrals	50.1	37.1	13.0
Impairment of oil and natural gas properties	81.0	54.3	26.7
Operating loss - Energy segment	$(53.7)	$(45.2)	$(8.5)
Oil and natural gas production, revenues, and prices. Oil and natural gas revenues were $147.0 million for Fiscal 2014. The Energy segment’s average sales price was $91.92 per one stock tank barrel (“Bbl”) of oil, $43.49 per Bbl of natural gas liquids, and $4.13 per one thousand cubic feet (“Mcf”) of natural gas for Fiscal 2014. The Energy segment’s average sales price for natural gas during Fiscal 2014 was positively impacted by higher demand due to lower than average temperatures during the winter season which resulted in significantly lower storage levels compared to recent historical averages. The Energy segment’s average sales price for oil was negatively impacted by a widening of differentials in the Permian Basin as a result of an oversupply in the area during late 2014. The production during the period consisted of 20.6 billion cubic feet (“Bcfe”) from the East Texas/North Louisiana region and 5.9 Bcfe from the Permian basin. The Energy segment’s developmental activities in the Permian basin during the period included 7 wells completed and turned-to-sales for Fiscal 2014.
Oil and natural gas revenues were $90.2 million for the period from inception to September 30, 2013. The Energy segment’s average sales price was $94.63 per Bbl of oil, $38.11 per Bbl of natural gas liquids, and $3.57 per Mcf of natural gas for the period from inception to September 30, 2013. The Energy segment’s developmental activities in the Permian basin resulted in 15 wells completed and turned-to-sales for the period from inception to September 30, 2013. The production during the period consisted of 14.3 Bcfe from the East Texas/North Louisiana region and 3.8 Bcfe from the Permian basin. The production of Compass includes 3.8 Bcfe as a result of the acquisition of the Cotton Valley assets from the BG Group on March 5, 2013.
The average daily production for Fiscal 2014 decreased to 73 million cubic feet (“Mmcfe”) per day from 79 Mmcfe per day for the period from inception to September 30, 2013. The decrease is primarily attributable to normal production declines in excess of the production added from the Energy segment's drilling program.
Direct operating costs and expenses. The Energy segment’s oil and natural gas direct operating costs and expenses were $69.6 million, an increase of $25.6 million from $44.0 million for the period from inception to September 30, 2012. Direct operating costs and expenses for Fiscal 2014 consist of oil and natural gas operating costs ($43.2 million), gathering and transportation expenses ($13.2 million), and production and ad valorem taxes ($13.2 million).
The Energy segment’s oil and natural gas operating costs were $43.2 million, or $1.63 for Fiscal 2014. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells. On a Mcfe basis, oil and natural gas operating costs increased from $1.50 to $1.63 primarily due to lower volumes in relations to fixed operating costs. This was partially offset by the implementation of numerous cost savings initiatives, including reducing the Energy segment’s salt-water disposal costs and modifying their chemical treating programs for Fiscal 2014.
The Energy segment’s oil and natural gas operating costs were $27.1 million or $1.50 per Mcfe for the period from inception to September 30, 2013. These costs primarily consisted of labor and overhead costs, chemical treatment programs, salt-water disposal costs, and other various costs associated with the operation of the wells.
Gathering and transportation costs were $13.2 million, or $0.50 per Mcfe, for Fiscal 2014. The increase for Fiscal 2014 from comparable periods in prior year was primarily due to changes in the gathering systems utilized for a portion of the production in the East Texas/North Louisiana region. The changes to these gathering systems resulted in higher realized prices received from the purchaser included within the Energy segment's revenues as well as higher gathering and transportation costs.

Gathering and transportation costs totaled $7.0 million, or $0.39 per Mcfe, for the period from inception to September 30, 2013. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses.
Production and ad valorem taxes were $13.2 million, or $0.50 per Mcfe, for Fiscal 2014. The reduction in the severance tax rate was primarily due to the decrease in the state of Louisiana severance tax rate to $0.12 per Mcf from $0.15 per Mcf which occurred in July 2013. This was partially offset by the increase in the severance tax rate in July 2014 to $0.16 per Mcf.
Production and ad valorem taxes were $9.9 million, or $0.55 per Mcfe, for the period from inception to September 30, 2013. On a percentage of revenue basis, production and ad valorem taxes were 11.0% of gross oil and natural gas sales for the period from inception to September 30, 2013. During the period from inception to June 30, 2013, wells that did not have a severance tax holiday were charged a severance tax rate of $0.15 per Mcf. In July 2013, the state of Louisiana decreased their severance tax rate to $0.12 per Mcf.
Acquisition, operating and general expenses, net of deferrals. The Energy segment’s acquisition, operating and general expenses, net of deferrals for Fiscal 2014 of $50.1 million consist of (1) depletion expense of $38.3 million, (2) general and administrative costs of $8.2 million, and (3) depreciation, amortization and asset retirement obligation accretion expense of $3.5 million.
The Energy segment’s general and administrative costs for Fiscal 2014 were $8.2 million, or $0.31 per Mcfe. These costs primarily consisted of service agreement charges and personnel costs, and were partially offset by operator overhead reimbursement. Significant components of general and administrative expense for Fiscal 2014 included the following: (i) service agreement charges of $9.7 million related to accounting, legal, information technology, treasury, engineering, and other costs; and (ii) employee personnel costs of $6.0 million including salaries, bonuses, insurance and other benefits; The increase (on a per Mcfe basis) from prior year was partially due to higher personnel costs associated with the chief executive officer hired during 2014. General and administrative costs were reduced by (i) operator overhead reimbursements allocated to the working interest owners of the Energy segment’s operated oil and natural gas properties of $8.5 million; and (ii) capitalized salaries and share-based compensation related to the Energy segment’s oil and natural gas exploration and production activities of $1.1 million. Subsequent to September 30, 2014, after the closing of the Company’s acquisition of EXCO's interest in Compass, Compass entered into a customary transition services agreement pursuant to which EXCO will provide certain transition services to Compass for up to nine months following the closing date. Compass is currently in the process of transitioning to operations independent from EXCO which could increase general and administrative expenses in future periods.
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
Depletion expense for Fiscal 2014 was $38.3 million, or $1.45 per Mcfe. The decrease in the Energy segment's depletion rate from prior year was primarily due to impairments of the oil and natural gas properties which lowered the Energy segment's depletable base. Depletion expense was calculated using the unit-of-production method for Energy segment's proved oil and gas properties. Depletion expense for the period from inception to September 30, 2013 was $30.1 million, or $1.67 per Mcfe, respectively.
Impairment of oil and natural gas properties. For Fiscal 2014, the Energy segment recorded an impairment of $81.0 million to its oil and natural gas properties. The impairment for Fiscal 2014 primarily resulted from differences in the oil and natural gas prices utilized in the valuation of natural gas properties at the time of the last impairment in Fiscal 2013, and the prices used in the ceiling test calculation. We previously received an exemption from the SEC to exclude the acquisition of Compass’ unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date and this exemption expired during the interim period ended March 31, 2014. The Energy segment's pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values.
Write-downs of oil and natural gas properties were $54.3 million for the period from inception to September 30, 2013, primarily due to downward revisions in the oil and natural gas reserves due to recent drilling results, modifications to the Energy segment’s development plans, and a decline in natural gas futures prices.

Summary of key financial data
A summary of key financial data for Fiscal 2014 and the period from inception to September 30, 2013 related to our proportionate 74.4% interest in the results of operations of Compass reported in the Energy segment is presented below:

(dollars in millions, except per unit prices)	Fiscal 2014	For the period from inception to September 30, 2013	Increase / (Decrease)
Production:
Oil (Mbbls)	414	283	131
Natural gas liquids (Mbbls)	521	300	221
Natural gas (Mmcf)	20,882	14,570	6,312
Total production (Mmcfe) (1)	26,492	18,068	8,424
Average daily production (Mmcfe)	73	79	(6)
Revenues before derivative financial instrument activities:
Oil	$38.0	$26.8	$11.2
Natural gas liquids	22.7	11.4	11.3
Natural gas	86.3	52.0	34.3
Total revenues	$147.0	$90.2	$56.8
Oil and natural gas derivative financial instruments:
Loss on derivative financial instruments	$(6.6)	$(1.3)	$(5.3)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$91.92	$94.63	$(2.71)
Natural gas liquids (per Bbl)	43.49	38.11	5.38
Natural gas (per Mcf)	4.13	3.57	0.56
Natural gas equivalent (per Mcfe)	5.55	4.99	0.56
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.63	$1.50	$0.13
Production and ad valorem taxes	0.50	0.55	(0.05)
Gathering and transportation	0.50	0.39	0.11
Depletion	1.45	1.67	(0.22)
Depreciation and amortization	0.06	0.05	0.01
Interest expense	0.63	0.57	0.06
General and administrative	0.31	0.27	0.04

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase/(Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012

Asset Management segment revenues	$34.2	$28.9	$8.6	$5.3	$20.3
Asset Management segment operating costs and expenses	33.5	18.5	6.1	15.0	12.4
Operating income - Asset Management segment	$0.7	$10.4	$2.5	$(9.7)	$7.9
Asset Management segment revenues and operating income. Revenues for Fiscal 2014 increased $5.3 million to $34.2 million from $28.9 million in Fiscal 2013. The increase in revenues during the year was as a result of an increase in asset-based loans originated and serviced by the operations of Salus to $818.8 million from $565.6 million in Fiscal 2013, coupled with an increase in asset management fees earned from affiliates by the operations of Five Island, a wholly-owned asset management company. This was offset in part by the non-recurrence of a success fee earned on a loan by Salus in Fiscal 2013. Operating income for Fiscal 2014 decreased $9.7 million to $0.7 million, from $10.4 million earned during Fiscal 2013, primarily as a result of the increase in operating expenses discussed below. The decrease in operating income during Fiscal 2014 was primarily due to an increase in salary and benefits expenses resulting from the addition of employees, start-up costs associated with the formation of EIC and the acquisition of CorAmerica, and to a lesser extent an increase in other overhead costs due to growth in operations, offset in part by higher revenues noted above.
Revenues for Fiscal 2013 increased $20.3 million to $28.9 million from $8.6 million in Fiscal 2012. Operating income for Fiscal 2013 increased $7.9 million to $10.4 million, from $2.5 million earned during Fiscal 2012. The increases in revenues and operating income during the year were as a result of an increase in asset-based loans originated and serviced by the operations of Salus to $565.6 million from $181.5 million in Fiscal 2012, as well as the asset management fees earned from affiliates by the operations of Five Island that was formed in Fiscal 2013.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012

Net consumer and other product sales	$20.1	$—	$—	$20.1	$—
Cost of consumer products and other goods sold	15.3	—	—	15.3	—
Corporate and Other gross profit	4.8	—	—	4.8	—
Selling, acquisition, operating and general expenses	131.3	91.0	52.6	40.3	38.4
Operating loss - Corporate and Other segment	$(126.5)	$(91.0)	$(52.6)	$(35.5)	$(38.4)
Net consumer and other product sales. Net consumer and other product sales represents FOH sales of $20.1 million for the period subsequent to the acquisition on May 30, 2014.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit of $4.8 million represents FOH sales less cost of consumer and other products goods sold for the the period subsequent to the acquisition date. The gross profit margin for the same period was 23.9%.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $40.3 million to $131.3 million for Fiscal 2014 from $91.0 million for Fiscal 2013. The $40.3 million increase in corporate expenses for Fiscal 2014 is primarily due to (i) a $15.3 million increase in amortization of unearned stock-based compensation for awards in the current and prior years; (ii) a $11.3 million increase in payroll costs due to the FOH acquisition and increased employee headcount at HGI; (iii) a $6.1 million increase in estimated legal contingency reserve resulting from the OM Group (UK) Summary Judgment related to financing of reserves referred to as “CARVM” matter; (iv) a $5.2 million increase in performance-based bonus expense resulting from exceeding HGI’s net asset value (“Compensation NAV”) targets determined in accordance with the criteria established by HGI’s Compensation Committee (as discussed further below); and (v) an increase in other expenses due to the expansion of our overall operations during the Fiscal 2014, including selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014. These increases were partly offset by decreases in acquisition and integration related charges, and the cost of directors and officers insurance.
Selling, acquisition, operating and general expenses increased $38.4 million to $91.0 million for Fiscal 2013 from $52.6 million for Fiscal 2012. The $38.4 million increase in corporate expenses for Fiscal 2013 is primarily due to (i) a $9.8 million increase in amortization of unearned stock-based compensation for awards in the current and prior years; (ii) a $9.0 million increase in acquisition-related charges, primarily due to the acquisition of HGI’s interest in Compass; (iii) an $8.8 million increase in bonus compensation expense due to the recognition of deferred compensation in Fiscal 2013 from the Fiscal 2012 bonus plan and additional accruals for the Fiscal 2013 bonus plan; (iv) a $4.0 million increase in the cost of directors and officers insurance; (v) a $2.3 million increase in consultant fees for board advisors and consultants used for such matters as the due diligence of potential target acquisition companies, the implementation of shared services contracts and the compensation committees use of independent advisors, and (vi) a increase in other expenses such as rent due to the expansion of our overall operations during Fiscal 2013.
HGI’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI’s Compensation NAV. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI’s performance. HGI’s accrual for these bonus compensation expenses for Fiscal 2014, 2013 and 2012, resulted in an increase in expense recognized of $5.2 million between Fiscal 2014 and 2013, and $8.8 million between

Fiscal 2013 and 2012. This increase reflects the underlying performance and growth in the Compensation NAV, which has grown approximately 41.5% and 58.3% in Fiscal 2014 and 2013, respectively.

Non-GAAP Measures
We believe that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted EBITDA is a non-GAAP financial measure used in our Consumer Products (“Adjusted EBITDA - Consumer Products”) and Energy (“Adjusted EBITDA - Energy”) segments and one of the measures used for determining Spectrum Brands and Compass’ debt covenant compliance. Insurance Adjusted Operating Income (“Insurance AOI”) is a non-US GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance segment uses to evaluate financial performance each period.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represent net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period and other non-recurring operating items, accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, and stock-based compensation. Adjusted EBITDA is a metric used by management and frequently used by the financial community and provides insight into an organization's operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. Computations of EBITDA and Adjusted EBITDA may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others.
Insurance AOI is calculated by adjusting the Insurance segment’s net income to eliminate (i) the impact of net investment gains, including other-than-temporary impairment losses recognized in operations, but excluding gains and losses on derivatives; (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability and (iii) the impact of certain litigation reserves. All adjustments to Insurance AOI are net of the corresponding value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations and together with net income, we believe Insurance AOI provides meaningful financial metric that helps investors understand our underlying results and profitability.
In the second quarter of Fiscal 2014, the Insurance AOI definition was revised from a pre-tax basis to an after-tax basis to better reflect the basis on which the performance of the Insurance segment is assessed internally. Insurance AOI now includes interest expense and an effective tax rate of 35% is now applied to reconciling items made to net income. All prior periods presented have been re-presented to reflect this new definition. Additionally, during the second quarter of Fiscal 2014 the definition of Insurance AOI was further revised to exclude the impact of certain litigation reserves, net of the corresponding VOBA, DAC and income tax impact related to these adjustments. Specifically, the expense to establish litigation reserves to settle class action lawsuits. This change has been reflected in the current period calculation and will be applied prospectively. As a result of these changes, Insurance AOI as presented in this report may not be comparable with the Insurance AOI definition presented in other reports.
Non-US GAAP measures such as Insurance AOI should not be used as a substitute for reported net income. However, we believe the adjustments made to net income in order to derive AOI are significant to gaining an understanding of the Insurance segment's overall results of operations. For example, the Insurance segment could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of the derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate movements. Similarly, the Insurance segment could also have poor operating results in a given period yet show net income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. FGL hedges FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Management and FGL’s board of directors review Insurance AOI and net income as part of their examination of the Insurance segment’s overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on the Insurance segment’s net income. Accordingly, management and the board of directors of FGL perform a review and analysis of these items, as part of their review of hedging results each period.
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
While management believes that non-US GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s US GAAP financial results. EBITDA, Adjusted EBITDA and Insurance AOI are measures that are not prescribed by generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA specifically exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, we encourage investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.
Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income (loss) of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal
Reconciliation to reported net income (loss):	2014	2013	2012
Reported net income (loss) - Consumer Products segment	$214.5	$(55.3)	$48.6
Add back:
Interest expense	202.1	375.6	191.9
Income tax expense	59.0	27.4	60.4
HHI Business inventory fair value adjustment	—	31.0	—
Pre-acquisition earnings of HHI Business	—	30.3	183.1
Restructuring and related charges	22.9	34.0	19.6
Acquisition and integration related charges	20.1	48.4	31.1
Venezuela devaluation	—	2.0	—
Other	1.3	—	—
Adjusted EBIT - Consumer Products segment	519.9	493.4	534.7
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	76.0	62.0	40.8
Amortization of intangibles	81.7	77.8	63.7
Stock-based compensation	46.8	43.9	29.2
Adjusted EBITDA - Consumer Products segment	$724.4	$677.1	$668.4
Adjusted EBITDA increased $47.3 million, or 7.0%, to $724.4 million for Fiscal 2014 from $677.1 million for Fiscal 2013 (including pre-acquisition earnings of the Hardware acquisition of $30.3 million). The increase in Adjusted EBITDA was primarily a result of (i) the increase in net sales in the HHI, consumer batteries, personal care and home and garden product lines; coupled with (ii) cost and operating expense improvements in the consumer batteries, pet supplies, personal care and home and garden product lines. These increases were partially offset by (i) unfavorable product mix and pricing pressures in the U.S. and Europe for the consumer batteries and small appliances product lines; and (ii) decreased sales and unfavorable product mix in the pet supplies product line.
Adjusted EBITDA increased $8.7 million, or 1.3%, to $677.1 million for Fiscal 2013 from $668.4 million for Fiscal 2012. (including pre-acquisition earnings of the Hardware acquisition of $183.1 million.) The increase in Adjusted EBITDA was primarily a result of (i) increased sales, cost improvements and operating expense reductions at Spectrum Brands’ pet supplies product line; (ii) increased sales and cost and operating expense improvements at Spectrum Brands’ home and garden product line; and (iii) a slight improvement in Spectrum Brands’ consumer batteries and small appliances product lines’ profitability driven by the exit of low margin products in the small appliances category. These increases were partially offset by (i) increased cost of goods sold at Spectrum Brands’ pet supplies product line resulting from unfavorable manufacturing variances driven by plant shutdowns during the fourth quarter of Fiscal 2012, and (ii) the decrease in profit resulting from decreased sales, unfavorable product mix and pricing pressures in the U.S. for Spectrum Brands’ consumer batteries and small appliances product lines.

Adjusted Operating Income — Insurance
The table below shows the adjustments made to the reported net income before taxes of the insurance segment to calculate Insurance AOI (in millions):

	Fiscal
Reconciliation to reported net income :	2014	2013	2012
Reported net income - Insurance segment:	$202.3	$350.2	$344.2
Effect of investment gains, net of offsets	(54.5)	(161.2)	(86.1)
Effect of change in FIA embedded derivative discount rate, net of offsets	5.7	(34.8)	12.1
Effects of transaction-related reinsurance, net of offsets	—	—	7.7
Effect of class action litigation reserves, net of offsets	1.0	—	—
Adjusted operating income - Insurance segment	$154.5	$154.2	$277.9
For Fiscal 2014, Insurance AOI increased $0.3 million to $154.5 million, or 0.2%, from $154.2 million for Fiscal 2013. In Fiscal 2014, Insurance AOI was positively impacted by an increase in net investment income of $70.9 million, after-tax, as well as a valuation allowance release of $38.1 million. Insurance AOI remained relatively flat compared to prior year as the Fiscal 2013 results were also positively impacted by (i) annual assumption changes made to the surrender rates, earned rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $56.2 million, net of tax during the fourth quarter of Fiscal 2013, net of related DAC and VOBA amortization and unlocking impact; (ii) immediate annuity mortality gains of $23.6 million, net of tax during Fiscal 2013 caused by large case death; and (iii) a valuation allowance release of $15.9 million.
For Fiscal 2013, Insurance AOI decreased $123.7 million to $154.2 million, or 44.5%, from $277.9 million for Fiscal 2012. The decrease was primarily due to a valuation allowance release of $197.8 million in Fiscal 2012 when management determined that sufficient positive evidence existed, based on a change in circumstance related to FGL’s cumulative loss position, to conclude that it was more likely than not that additional deferred tax assets were realizable and $26.7 million, net of tax gain from purchase price reduction recorded in Fiscal 2012. Partially offsetting these decreases were (i) the annual assumption changes which resulted in a reserve decrease of $56.2 million, net of tax; (ii) the immediate annuity mortality gains of $23.6 million, net of tax during Fiscal 2013 caused by large case deaths, as discussed above, as well as (iii) the absence of a $7.2 million, net of tax charge for unclaimed death benefits recorded in Fiscal 2012.
Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net loss of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal 2014	Period from inception to September 30, 2013
Reconciliation to reported net loss:
Reported net loss - Energy segment	$(76.9)	$(56.8)
Interest expense	16.7	10.3
Depreciation, amortization and depletion	39.9	31.0
EBITDA - Energy segment	(20.3)	(15.5)
Accretion of discount on asset retirement obligations	2.0	1.2
Non-cash write down of oil and natural gas properties	81.0	54.3
Non-recurring other operating items	0.2	0.1
Loss on derivative financial instruments	6.6	1.3
Cash settlements on derivative financial instruments	(6.2)	(1.8)
Adjusted EBITDA - Energy segment	$63.3	$39.6

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Notes and the 7.75% Notes (approximately $105.7 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs, funding certain requirements of its insurance and other subsidiaries, and certain support services and office space provided by Harbinger Capital to HGI. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During Fiscal 2014, we received $118.0 million in cash dividends from FGL, Spectrum Brands, HGI Energy, Salus, Front Street and Five Island ($52.2 million, $35.5 million, $17.1 million, $7.2 million, $5.0 million and $1.0 million respectively). The dividends received include a $43.0 million special dividend paid out of the proceeds from FGL's initial public offering in December 2013 and are before giving effect to interest payments of $9.0 million made by HGI on behalf of HGI Energy with respect to the Affiliate Notes (as defined below). We expect to receive approximately $111.0 million of dividends, before giving effect to interest payments of $9.0 million expected to be made by HGI on behalf of HGI Energy, during Fiscal 2015, which along with cash on hand exceeds our expected cash requirements to satisfy our interest obligations, and general administrative expenses.
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
HGI’s liquidity may also be impacted by the capital needs of HGI’s current and future subsidiaries. Such entities may require additional capital to maintain or grow their businesses, or make payments on their indebtedness, and/or make upstream cash distributions to HGI. For example, Front Street, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At September 30, 2014, HGI’s corporate cash, cash equivalents and investments were $516.6 million.
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

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due in Fiscal 2015, through a combination of cash on hand ($194.6 million at September 30, 2014), cash flows from operations and funds available for borrowings under its asset based lending revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2015 will be approximately $75.0 million to $85.0 million. Going forward, Spectrum Brands’ ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the ABL Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

At September 30, 2014, there are no significant foreign cash balances available for repatriation. For Fiscal 2015, Spectrum Brands expects to generate between $75.0 million and $125.0 million of foreign cash that may be repatriated for general corporate purposes.
From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

FGL
FGL conducts all its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to pay dividends to its shareholders and to meet its holding company obligations. Other principal sources of cash include sales of assets. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of September 30, 2014, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

Financial Condition
The types of assets in which the Insurance segment may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, the Insurance segment invests in assets giving consideration to three primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; and (iii) preserve capital.
The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.

As of September 30, 2014 and 2013, the Company’s investment portfolio was approximately $19.3 billion and $16.5 billion, respectively, and was divided among the following asset classes (dollars in millions):

	September 30, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Asset-backed securities	$1,792.9	9.3%	$1,523.1	9.3%
Commercial mortgage-backed securities	636.9	3.3%	454.4	2.8%
Corporates	9,795.8	50.9%	9,418.3	57.2%
Equities (a)	768.1	4.0%	352.5	2.1%
Hybrids	1,316.1	6.9%	428.8	2.6%
Municipals	1,259.8	6.5%	1,007.0	6.1%
Agency residential mortgage-backed securities	107.3	0.6%	98.6	0.6%
Non-agency residential mortgage-backed securities	2,006.7	10.4%	1,368.0	8.3%
U.S. Government	296.0	1.5%	1,001.8	6.1%
Derivatives	296.3	1.5%	221.8	1.3%
Asset-based loans	811.6	4.2%	560.4	3.4%
Other (primarily policy loans and other invested assets)	165.0	0.9%	31.2	0.2%
Total investments	$19,252.5	100.0%	$16,465.9	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($538.4 million and $226.3 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($38.4 million and $44.6 million, respectively).
Fixed Maturity Securities
Insurance statutes regulate the type of investments that FGL’s life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and FGL’s business and investment strategy, FGL generally seeks to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, a nationally recognized statistical rating organization (“NRSRO”)), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.
 As of September 30, 2014 and 2013, the Company’s fixed maturity available-for-sale portfolio was approximately $17.2 billion and $15.3 billion, respectively. The increase in B and below securities from September 30, 2013 to 2014 was due to the acquisition of senior secured loans, energy and infrastructure related corporate bond investments, as well as downgrades of securities in the B-BB rating band.
The following table summarizes the credit quality, by NRSRO rating, of the Company’s fixed maturity available-for-sale portfolio (in millions):

	September 30, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,568.1	9.1%	$1,737.9	11.4%
AA	1,909.2	11.1%	2,423.1	15.8%
A	3,873.0	22.5%	3,791.3	24.8%
BBB	7,032.5	40.9%	5,499.0	35.9%
BB (a)	759.6	4.4%	442.2	2.9%
B and below (b)	2,069.1	12.0%	1,406.5	9.2%
Total	$17,211.5	100.0%	$15,300.0	100.0%

(a) Includes $47.1 and $31.4 at September 30, 2014 and 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,677.3 and $1,096.3 at September 30, 2014 and 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.

As of September 30, 2014 and 2013, included in our fixed maturity available-for-sale securities was the Front Street Cayman fixed income portfolio with fair value of $1.1 billion and $1.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of the Front Street Cayman fixed income portfolio (in millions):

	September 30, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$92.4	8.8%	$101.8	9.6%
AA	92.5	8.8%	221.3	20.9%
A	95.1	9.0%	137.9	13.0%
BBB	304.2	28.9%	370.1	34.9%
BB	86.1	8.2%	72.3	6.8%
B and below	382.0	36.3%	156.9	14.8%
Total	$1,052.3	100.0%	$1,060.3	100.0%
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
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities (“CMBS”). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper, (“Alt-A”) RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of FGL's RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. This is primarily due to the credit and change of intent impairments recorded by FGL which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, FGL presents the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The tables below present FGL’s fixed maturity securities by NAIC designation as of September 30, 2014 and 2013 (in millions):

	September 30, 2014			September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,224.0	$9,675.8	56.2%	$9,157.0	$9,367.6	61.2%
2	6,302.3	6,569.1	38.2%	5,352.6	5,369.7	35.1%
3	523.3	549.4	3.2%	379.5	389.4	2.6%
4	336.3	335.3	1.9%	132.7	133.0	0.9%
5	82.8	81.9	0.5%	34.4	34.3	0.2%
6	—	—	—%	5.9	6.0	—%
	$16,468.7	$17,211.5	100.0%	$15,062.1	$15,300.0	100.0%
The tables below present the Front Street Cayman fixed income portfolio by NAIC designation included in our fixed maturity available-for-sale securities as of September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$360.9	$378.1	35.9%	$469.3	$471.1	44.4%
2	270.5	275.0	26.1%	392.4	369.6	34.9%
3	47.7	47.8	4.6%	61.0	62.6	5.9%
4	272.1	270.6	25.7%	119.9	119.9	11.3%
5	81.4	80.8	7.7%	30.8	31.1	2.9%
6	—	—	—%	5.9	6.0	0.6%
	$1,032.6	$1,052.3	100.0%	$1,079.3	$1,060.3	100.0%
Investment Industry Concentration:
The tables below summarize the Insurance segment’s top 10 industries concentration as at September 30, 2014 and 2013 (in millions):

Top 10 Industry Concentration	September 30, 2014	Percent of Total Fair Value of Fixed Maturities
Banking	$2,240.3	13.0%
ABS Other	1,755.9	10.2%
Municipal	1,313.3	7.6%
Life	1,086.7	6.3%
Electric	958.8	5.6%
Commercial MBS	836.1	4.9%
P&C	832.1	4.8%
Whole Loan CMO Other	806.5	4.7%
Other Financial Inst	726.1	4.2%
Pipelines	561.2	3.3%
Total	$11,117.0	64.6%

Top 10 Industry Concentration	September 30, 2013	Percent of Total Fair Value of Fixed Maturities
Banking	1,892.1	12.4%
ABS Other	1,436.3	9.4%
Municipal	1,023.5	6.7%
Electric	856.3	5.6%
Life	826.5	5.4%
P&C	691.1	4.5%
Other Financial Inst	683.7	4.5%
Whole Loan CMO Other	626.3	4.1%
Commercial MBS	572.4	3.7%
REITS	503.5	3.3%
Total	9,111.7	59.6%

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
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $548.5 million and $695.8 million as of September 30, 2014, respectively, and $360.7 million and $394.9 million as of September 30, 2013, respectively.
The following tables summarize FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2014 and 2013:

September 30, 2014						September 30, 2013
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	97.6%	AAA	5.8%	2008	0.4%	1	92.5%	AAA	4.8%	2007	21.8%
2	1.4%	AA	0.9%	2007	19.0%	2	6.0%	AA	2.3%	2006	23.9%
3	0.8%	A	6.2%	2006	33.8%	3	0.7%	A	8.7%	2005 and prior	54.3%
4	0.2%	BBB	3.0%	2005 and prior	46.8%	4	0.5%	BBB	3.9%		100.0%
5	—%	BB and below	84.1%		100.0%	5	0.3%	BB and below	80.3%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%

ABS Exposure
As of September 30, 2014, FGL’s asset-backed securities (“ABS”) exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 90.8% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL’s ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.

The following tables summarize FGL’s ABS exposure as of September 30, 2014 and 2013 (in millions):

	September 30, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized Loan Obligations	$1,628.2	90.8%	$1,328.0	87.2%
Other	141.1	7.9%	107.3	7.0%
Car loans	18.0	1.0%	11.7	0.8%
Home Equity	2.6	0.1%	68.1	4.5%
Utility	3.0	0.2%	8.0	0.5%
Total asset-backed securities	$1,792.9	100.0%	$1,523.1	100.0%
The non-CLO exposure as of September 30, 2014 represents 9.2% of total ABS assets, or 0.9% of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $8.7 million and non-CLO positions were trading at a net unrealized gain position of $0.8 million.
The non-CLO exposure as of September 30, 2013 represented 12.8% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO positions were trading at a net unrealized gain position of $18.4 million and non-CLO positions were trading at a net unrealized loss position of $1.0 million, respectively.
Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position as of September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014				September 30, 2013
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$120.4	$(1.4)	$119.0	18	$758.9	$(4.0)	$754.9
United States Government sponsored agencies	19	24.8	(0.1)	24.7	17	10.1	(0.2)	9.9
United States municipalities, states and territories	41	271.2	(6.3)	264.9	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	89	675.6	(13.3)	662.3	170	1,867.9	(84.2)	1,783.7
Manufacturing, construction and mining	39	352.5	(14.0)	338.5	48	537.1	(36.0)	501.1
Utilities and related sectors	55	386.0	(9.0)	377.0	73	546.8	(19.2)	527.6
Wholesale/retail trade	31	250.8	(4.2)	246.6	45	362.9	(13.6)	349.3
Services, media and other	42	328.4	(8.4)	320.0	50	513.7	(32.1)	481.6
Hybrid securities	41	563.4	(15.2)	548.2	6	55.3	(3.3)	52.0
Non-agency residential mortgage-backed securities	83	462.4	(11.0)	451.4	85	408.5	(13.4)	395.1
Commercial mortgage-backed securities	24	162.7	(2.0)	160.7	10	33.0	(1.6)	31.4
Asset-backed securities	134	1,132.8	(18.8)	1,114.0	56	416.0	(5.2)	410.8
Equity securities	25	240.4	(5.1)	235.3	17	161.1	(10.3)	150.8
	629	$4,971.4	$(108.8)	$4,862.6	666	$6,189.8	$(263.9)	$5,925.9
The gross unrealized loss position on the portfolio as of September 30, 2014, was $108.8 million, a decrease of $155.1 million from $263.9 million at September 30, 2013. The decrease was primarily due to investment grade credit spreads narrowing during this time period while US Treasury yields remained largely unchanged. The corporate portfolio experienced a decrease of $136.2 million in the unrealized loss position from $185.1 million at September 30, 2013 to $48.9 million as of September 30, 2014 due to improved pricing on most of the securities held in the portfolio. Also, strengthening conditions in the municipal bond market led to an improvement in the unrealized loss position for those municipal securities held in the portfolio; this segment demonstrated a narrowing of its unrealized loss position from $40.8 million to $6.3 million.
At September 30, 2014, FGL's municipal bond exposure was a combination of general obligation bonds (fair value of $355.9 million and an amortized cost of $330.3 million) and special revenue bonds (fair value of $903.9 million and amortized cost of $819.6 million). Across all municipal bonds, the largest issuer represented 8.1% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. FGL’s focus within municipal bonds is on NAIC 1 rated instruments, and 98.0% of the municipal bond exposure is rated NAIC 1.
At September 30, 2014, asset-backed securities was the largest dollar component of the $108.8 million unrealized loss position, and this segment now represents 17.3% of the total unrealized loss versus 2.0% at September 30, 2013. During this time period, marks on CLO structures were lower as a result of the underperformance of their underlying collateral (leveraged loans) relative to fixed rate high yield debt as investors sought the incremental carry in fixed rate, longer duration high yield bonds. Most of the other corporate segments showed similar declines in their unrealized loss position as spreads narrowed.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2014 and 2013, were as follows (in millions, except for number of securities):

	September 30, 2014				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Twelve months or greater	2	0.7	0.1	(0.6)	1	0.6	—	(0.6)
Total investment grade	2	0.7	0.1	(0.6)	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	—	—	—	—	1	—	—	—
Six months or more and less than twelve months	1	0.1	0.1	—	1	—	—	—
Twelve months or greater	4	0.4	—	(0.4)	2	0.4	—	(0.4)
Total below investment grade	5	0.5	0.1	(0.4)	4	0.4	—	(0.4)

Total	7	$1.2	$0.2	$(1.0)	14	$79.3	$60.9	$(18.4)
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics creating uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the asset’s amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At September 30, 2014 and 2013, FGL’s watch list included only nine and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $1.3 million and $79.3 million, unrealized losses of $1.1 million and $18.4 million, and a fair value of $0.2 million and $60.9 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the September 30, 2014 and 2013 carrying values were fully recoverable.

There were nine and six structured securities on the watch list to which FGL had potential credit exposure as of September 30, 2014 and 2013, respectively. FGL’s analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2014 and 2013 carrying values were fully recoverable.
Exposure to International Sovereign Debt
The Company’s investment portfolio had no direct exposure to European sovereign debt as of September 30, 2014 or 2013.
The Company holds fixed maturity available-for-sale securities with international exposure in non-European countries. At September 30, 2014 and 2013, 0.7% and 0.2% respectively, of the fair value of the Company’s fixed maturity available-for-sale securities was comprised of corporate debt securities of issuers based outside of the U.S. and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2). FGL’s investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents the Company’s international exposure in its fixed maturity portfolio by region:

	September 30, 2014			September 30, 2013
	Amortized Cost	Fair Value	Percent of Total Fair Value (a)	Amortized Cost	Fair Value	Percent of Total Fair Value (a)
Region:
Non-U.S. North America	$49.6	$51.0	0.3%	$20.0	$19.9	0.1%
Caribbean	53.8	55.4	0.3%	—	—	—%
Other	8.3	8.4	0.1%	8.4	8.4	0.1%
Total	$111.7	$114.8	0.7%	$28.4	$28.3	0.2%
(a) Comparison to the Company’s total fair value of fixed maturity available-for-sale securities.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of September 30, 2014 refer to Note 5, Investments, to our Consolidated Financial Statements.
Net Investment Income and Net investment gains
For discussion regarding FGL’s net investment income and net investment gains (losses) refer to Note 5, Investments, to our Consolidated Financial Statements.
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
FGL holds cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if FGL’s counterparty’s net exposures exceed pre-determined thresholds. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional information regarding FGL’s derivatives and its exposure to credit loss on call options.

HGI Energy
Compass conducts all of its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to meet Compass’ obligations, including interest payments under the revolving credit agreement entered into by Compass (the “Compass Credit Agreement”), and to pay dividends to HGI Energy, HGI’s wholly-owned subsidiary that directly holds HGI’s interest in Compass. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.

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
As of September 30, 2014, HGI Energy’s consolidated debt was $243.2 million which consisted of its proportionate share of the Compass Credit Agreement. The total borrowings under the Compass Credit Agreement were $327.0 million and the borrowing base was $400.0 million. On October 31, 2014, the borrowing base of $400.0 million was reaffirmed as a result of the semi-annual redetermination. The agreement contains certain restrictions that require that Compass maintain certain financial covenants. However, the information related to these covenants is not complete and is qualified in its entirety by the terms of the Compass Credit Agreement. As of September 30, 2014, Compass was in compliance with each of the financial covenants under the Compass Credit Agreement. None of HGI, HGI Energy or EXCO are guarantors, or otherwise provide credit support for, the debt under the Compass Credit Agreement.
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
The following table presents HGI’s proportionate interest and Compass’ liquidity and financial position as of September 30, 2014 (in millions):

	HGI’s Proportionate Interest	Compass
	September 30, 2014	September 30, 2014
Borrowings under the Compass Credit Agreement	$243.2	$327.0
Less: Cash	13.9	18.7
Net debt	$229.3	$308.3
Borrowing base	$297.5	$400.0
Unused borrowing base (1)	54.0	72.5
Unused borrowing base plus cash (1)	67.9	91.2
(1) Net of $0.4 million and $0.5 million in letters of credit for HGI's proportionate interest and Compass, respectively as of September 30, 2014.
Capital Expenditures
Compass’ primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Production Partners Credit Agreement. Compass’ capital expenditure program for Fiscal 2014 was primarily focused on developmental activities in the Permian basin and recompletion projects in North Louisiana and the Permian Basin. Compass’ program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.
The Fiscal 2014 capital expenditures for Compass were $19.1 million (of which our proportionate share represented 14.2 million). Compass utilized one drilling rig intermittently in its Permian area primarily targeting the Canyon Sand formation. During Fiscal 2014, Compass spud 11 and completed 7 wells. Compass' capital program also included recompletion projects primarily targeting the Wolfcamp formation in the Permian Basin and the Hosston formation in East Texas/North Louisiana.

The following table presents a proportionate interest in Compass’ capital expenditures for Fiscal 2014 and for the period from inception to September 30, 2013 (in millions):

	Fiscal	From Inception to the Period Ended September 30,
	2014	2013
Capital expenditures:
Development capital	$15.4	$15.9
Gas gathering and water pipelines	0.1	0.1
Lease acquisitions and seismic	0.2	—
Corporate and other	3.4	2.1
Total	$19.1	$18.1
HGI’s Proportionate 74.4% Share	$14.2	$13.5
Derivative financial instruments
Compass uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. Compass does not designate these instruments as hedging instruments for financial accounting purposes and, as a result, Compass recognizes the change in the respective instruments' fair value in earnings.
The impacts on HGI’s Proportionate 74.4% share of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net losses of $6.6 million and $1.3 million for Fiscal 2014 and the period from inception to September 30, 2013, respectively. The increase in net losses during Fiscal 2014 as compared to prior year was primarily the result of increased natural gas prices. Based on the nature of Compass' derivative contracts, increases in the related commodity price typically result in a decrease to the value of Compass' derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
Compass’ total cash settlements for Fiscal 2014 and the period from inception to September 30, 2013 were net cash payments of $6.2 million, or $0.23 per Mcfe, and $1.8 million, or $0.10 per Mcfe, respectively. The significant fluctuations between settlements on Compass’ derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass' natural gas equivalent prices, before and after the impact of the cash settlement of its derivative financial instruments.

	Fiscal	From Inception to the Period Ended September 30,
Average realized pricing:	2014	2013
Natural gas equivalent per Mcfe	$5.55	$4.99
Cash settlements on derivative financial instruments, per Mcfe	(0.23)	(0.10)
Net price per Mcfe, including derivative financial instruments	$5.32	$4.89

As of September 30, 2014, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
Swaps:
Remainder of 2014	4,106	4.15	68.0	91.87
2015	2,715	3.98	186.0	94.98
Compass’ natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Cash provided by (used in):	2014	2013	2012	2014 compared to 2013	2013 compared to 2012

Operating activities	$607.9	$522.3	$622.5	$85.6	$(100.2)
Investing activities	(1,920.6)	(2,010.8)	(185.6)	90.2	(1,825.2)
Financing activities	740.4	1,922.0	(102.7)	(1,181.6)	2,024.7
Effect of exchange rate changes on cash and cash equivalents	(8.2)	(4.5)	(0.9)	(3.7)	(3.6)
Net (decrease) increase in cash and cash equivalents	$(580.5)	$429.0	$333.3	$(1,009.5)	$95.7

Operating Activities
Cash provided by operating activities totaled $607.9 million for Fiscal 2014 as compared to cash provided of $522.3 million for Fiscal 2013. The $85.6 million improvement was the result of (i) a $176.2 million increase in cash provided by the Consumer Products segment; and (ii) a $7.1 million increase in cash provided by the Energy segment; offset by (i) a $33.0 million increase in cash used by the Corporate and Other segment; (ii) a $16.6 million increase in cash used by the Asset Management segment; and (iii) a $48.1 million decrease in cash provided by the Insurance segment.
The $176.2 million increase in cash provided by operating activities in the Consumer Products segment was primarily due to (i) higher earnings of $79.0 million; (ii) $66.0 million increase in cash generated from working capital and other items driven by lower accounts receivable and inventory, partially offset by lower accounts payable and other working capital items; (iii) lower cash payments for interest of $46.0 million; and (iv) lower cash acquisition, integration and restructuring related costs of $14.0 million. These increases in cash provided by operating activities where partially offset by higher cash payments for income taxes of $31.0 million.
The $33.0 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to increase in interest cash payments of $33.0 million driven by higher outstanding debt levels in Fiscal 2014 as compared to Fiscal 2013.
The $16.6 million increase in cash used by the Asset Management segment was primarily driven by the increase of $15.0 million in operating expenses from Fiscal 2013 to Fiscal 2014.
Cash provided by operating activities totaled $522.3 million for Fiscal 2013 as compared to cash provided of $622.5 million for Fiscal 2012. The $100.2 million decline was the result of (i) a $169.4 million increase in cash used by the Corporate and Other segment; (ii) a $2.2 million decrease in cash provided by the Consumer Products segment; and (iii) a $2.0 million decrease in cash provided by the Financial Services segment; offset by (i) a $37.2 million increase in cash provided by the Energy segment; and (ii) a $36.2 million increase in cash provided by the Insurance segment.
The$169.4 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to (i) a $122.3 million decrease in cash provided from the excess of sales over purchases of trading securities acquired for resale in Fiscal 2013 as compared to Fiscal 2012 and (ii) the non-recurrence in Fiscal 2013 of the return of $49.3 million cash collateral posted for an FGH subsidiary in Fiscal 2012.

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
The Insurance segment’s $36.2 million increase in cash provided by operating activities is primarily due to a period over period change of the deferred tax asset of $412.5 million, the non-recurrence in Fiscal 2013 of a $176.8 million cash payment to reinsurers related to the Wilton Re reinsurance transaction and a $41.0 million contingent purchase price reduction both occurring in Fiscal 2012. Offsetting these increases was a decrease in other operating activities of $297.2 million and a decrease of $228.4 million of interest credited and charges assessed to contractholders in Fiscal 2013.
Investing Activities
Cash used in investing activities during Fiscal 2014 was $1.9 billion primarily driven by (i) $1.6 billion of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments, that was as a result of the Insurance segment investment strategy of significant sales of investments during the first fiscal quarter of 2013 and reinvesting the sales proceeds in September 2013 and into the first fiscal quarter of 2014, as discussed above; (ii) $190.6 million cash used to originate asset-based loans; (iii) $98.2 million of capital expenditures; and (iv) the acquisitions of Liquid Fence, FOH and CorAmerica.
Cash used in investing activities during Fiscal 2013 was $2.0 billion primarily driven by the $1.4 billion acquisition of the HHI Business, including TLM Taiwan, the $517.5 million acquisition of equity interest in Compass, and the acquisitions of Shaser and our equity interest in the shallow Cotton Valley oil and natural gas properties, as well as $386.6 million cash used to originate asset-based loans and $100.1 million of capital expenditures. These cash outflows were partially offset by $491.4 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments.
Cash used in investing activities during Fiscal 2012 was $185.6 million primarily due to the acquisitions of FURminator, Inc. for $139.0 million, net of cash acquired and Black Flag for $43.8 million, net of cash acquired as well as $181.5 million cash used to originate asset-based loans and $53.5 million of capital expenditures. Partially offsetting these cash outflows was $234.0 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments.
Financing Activities
Cash provided by financing activities during Fiscal 2014 was $740.4 million primarily driven by (i) proceeds from issuance of debt, net of financing costs of $922.3 million to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $604.4 million; and (iii) $172.6 million of cash provided by the FGL IPO. Partially offsetting these cash inflows was cash used for (i) repayment of $770.9 million; (ii) common stock repurchases of $65.6 million; (iii) Share based award tax withholding payments of $31.5 million; (iv) payment of dividends on preferred stock of $28.6 million; (v) payment of dividends by our partially owned subsidiaries to non-controlling interest holders of $28.3 million; and (vi) of cash repayment of revolving credit facility primarily related to the Compass Credit Agreement of $27.5 million.
Cash provided by financing activities during Fiscal 2013 was $1.9 billion primarily driven by proceeds from issuance of debt of $4.4 billion to fund certain acquisitions, organic growth and refinance debt with lower interest rates and borrowings under the Compass Credit Agreement of $271.2 million, partially offset by (i) $1.6 billion of cash used for repayment of debt, including tender and call premiums; (ii) $571.1 million of cash repayment of Spectrum Brands’ credit facilities; (iii) $350.7 million of cash used for the payment of contractholder account withdrawals, net of contractholder account deposits; (iv) $100.4 million of cash used for the payment of debt issuance costs; (v) $77.1 million of cash used for the purchase of Spectrum Brands stock; and (vi) $33.4 million of cash used for payment of dividends on preferred stock.
Cash used in financing activities during Fiscal 2012 was $102.7 million primarily due to $85.0 million of cash used for the purchase of Spectrum Brands stock and $31.7 million of dividends paid on preferred stock, partially offset by cash provided from contractholder account deposits, net of contractholder account withdrawals.

Debt Financing Activities
HGI
In December 2012, the we issued $700.0 million aggregate principal amount 7.875% senior secured notes due 2019 (the “7.875% Notes”) and used part of the proceeds of the offering to accept for purchase $498.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 10.625% Notes. Additionally, we deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 million aggregate principal amount of the 10.625% Notes (the “Satisfaction and Discharge”).
The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, we recorded $58.9 million of charges to “Interest expense” in the accompanying Consolidated Statements of Operations for Fiscal 2013, consisting of $45.7 million cash charges for fees and expenses related to the Tender Offer, $0.2 million cash charges related to the Satisfaction and Discharge and $13.0 million of non-cash charges for the write down of debt issuance costs and net unamortized discount.
The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5 million. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our direct subsidiaries (with the exception of Zap.Com, but including Spectrum Brands, FGL, HGI Energy, Front Street, and HGI Funding) and our directly held cash and investment securities.
In connection with the 7.875% Note offering we recorded $20.0 million of fees during Fiscal 2013. These fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2014 and 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
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
The indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of the our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including our equity interests in Spectrum Brands and our other subsidiaries such as FGL and HGI Funding. At September 30, 2014, we were in compliance with all covenants under the indenture governing the 7.875% Notes.
On July 18, 2013, we entered into a Purchase Agreement, as amended by the Purchase Agreement Amendment dated as of July 19, 2013 (as so amended, the “Purchase Agreement”). In connection with the Purchase Agreement, on July 23, 2013, we issued $225.0 million aggregate principal amount of 7.875% senior secured notes due 2019 (the “New 7.875% Notes”, and together with the 7.875% Notes, the “Senior Secured Notes”). The New 7.875% Notes were issued under the same indenture governing the 7.875% Notes by and between us and Wells Fargo Bank, National Association, a national banking association, as trustee. The New 7.875% Notes were priced at 101.50% of par plus accrued interest from July 15, 2013. In connection with the New 7.875% Notes offering we recorded $5.1 million of fees during Fiscal 2013. These fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2014 and 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the New 7.875% Notes.
In January 2014, we issued $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022 (the “7.75% Notes”). The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014. Interest on the 7.75% Notes is payable semiannually, in January and July. In connection with the 7.75% Notes offering, we recorded $5.6 million of fees during Fiscal 2014. These fees were classified as "Other assets" in the accompanying Consolidated Balance Sheets as of September 30, 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.75% Notes.
In May 2014, we exchanged $320.6 million of our outstanding Senior Secured Notes for $350.0 million aggregate principal amount of new 7.75% senior notes due 2022 (the “Additional 7.75% Notes”). On May 30, 2014, participating holders received $1,091.7 principal amount of Additional 7.75% Notes for each $1,000 principal amount of Senior Secured Notes. As part of the exchange we also received modifications to the indenture governing the Senior Secured Notes, increasing our ability to make certain restricted payments, such as repurchases of our common stock. Following settlement, we had $604.4 million in aggregate principal amount of the Senior Secured Notes outstanding and $550.0 million in aggregate principal amount of 7.75% Notes due 2022 outstanding.

In September 2014, we issued $200.0 million aggregate principal amount of 7.75% senior unsecured notes due 2022 (the “September 2014 Notes”). The September 2014 Notes were priced at 100% of par plus accrued interest from July 15, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the September 2014 Notes offering, we recorded $3.7 million of fees during Fiscal 2014. These fees were classified as "Other assets" in the accompanying Consolidated Balance Sheets as of September 30, 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the September 2014 Notes. The September 2014 Notes were incremental to, and will vote together with the $550.0 million aggregate principal amount of the 7.75% Notes. The terms are the same as those of the 7.75% Notes except that the September 2014 Notes were subject to a separate registration rights agreement and were issued initially under a CUSIP number that is different from that of the existing notes.
We have the option to redeem the 7.75% Notes prior to January 15, 2017 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. At any time on or after January 15, 2017, we may redeem some or all of the 7.75% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2017, we may redeem up to 35% of the original aggregate principal amount of the 7.75% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 107.75% of the principal amount of the 7.75% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.75% Notes remains outstanding immediately thereafter.
Spectrum Brands
At September 30, 2014 Spectrum Brands had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648.4 million principal due September 4, 2017 (“Tranche A”), $509.9 million principal due September 4, 2019 (“Tranche C”), $34.2 million Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”) and $283.3 million Euro denominated principal due September 4, 2019 (“Euro Term Loan”) (together, the “Term Loan”); (ii) $300.0 million 6.75% unsecured notes due March 15, 2020 (the “6.75% Notes”); (iii) $520.0 million 6.375% unsecured notes due November 15, 2020 (the “6.375% Notes”); (iv) $570.0 million 6.625% unsecured notes due November 15 2022 (the “6.625% Notes”); and (v) the $400 million ABL Facility.
At September 30, 2014, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility (the “ABL Credit Agreement”).
See Note 15, Debt, to our Consolidated Financial Statements for additional information regarding Spectrum Brands’ debt activity during Fiscal 2014.
FGL
In March 2013, FGH, a wholly owned subsidiary of FGL, issued $300.0 million of its 6.375% aggregate principal amount senior notes (the “FGL Senior Notes”), due April 1, 2021, at par value. FGL used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company.
In connection with the offering, FGL capitalized $10.2 million of debt issuance costs during Fiscal 2013. The fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized to the redemption date using the straight-line method over the remaining term of the debt.
The indenture governing the FGL Senior Notes contains a number of covenants that, among other things, limit or restrict FGH’s ability and the ability of FGH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the FGL Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the FGL Senior Notes have investment grade ratings from both Moody’s and Standard&Poor. FGH is in compliance with all such covenants.
In August 2014, FGH, as borrower, and FGL as guarantor, entered into a three-year $150.0 million unsecured revolving credit facility (the “FGL Credit Agreement”). See the discussion above in Note 15, Debt, to our Consolidated Financial Statements, for additional information regarding the FGL’s debt activity during Fiscal 2014.
The FGL Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGH and its subsidiaries to incur debt and issue certain capital stock, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, change the nature of its business, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness (including the FGL Senior

Notes), make investments, modify certain agreements, enter into restrictive agreements or change its accounting policies. The FGL Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, under the FGL Credit Agreement, FGH is required to comply with the following financial maintenance covenants at the end of each fiscal quarter: (1) FGH’s total shareholders’ equity (as defined in the FGL Credit Agreement) shall not be less than the sum of (a) $910.0 million, (b) 50% of FGH’s consolidated net income (as defined in the FGL Credit Agreement) since the closing date and (c) 50% of all equity issuances of FGL since the closing date and (2) FGH’s debt to total capitalization (as defined in the FGL Credit Agreement) shall not be more than 35%. FGH is in compliance with all such covenants.
Compass
At September 30, 2014, our proportion of the aggregate amount outstanding under the Compass Credit Agreement was $243.2 million. See the discussion above, and in Note 15, Debt, to our Consolidated Financial Statements, for additional information regarding the Compass’ debt activity during Fiscal 2014. The agreement contains certain restrictions that require that Compass maintain certain financial covenants. As of September 30, 2014, Compass was in compliance with each of the financial covenants under the Compass Credit Agreement. None of HGI, HGI Energy or EXCO are guarantors or otherwise responsible for the payment of indebtedness under the Compass Credit Agreement.

Equity Financing Activities
During Fiscal 2014, we granted restricted shares and restricted stock awards representing approximately 3.3 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $39.9 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
During Fiscal 2013, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”) sold 23.0 million of our shares of common stock, par value of $0.01 per share, in a secondary offering to the public, at a price of $7.50 per share, pursuant to an effective shelf registration statement on Form S-3. We did not sell any shares in the offering and will not receive any of the proceeds from the sale of the shares by the HCP Stockholders.
On March 18, 2014, we entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among HCP Stockholders and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23.0 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 million in cash. We did not sell any securities in the transaction. Pursuant to the Letter Agreement, Leucadia have designated two directors to our Board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on our Board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HGI that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of our outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HGI to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of our voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of our Board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HGI entered into a Registration Right Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer. A special committee of our Board, comprised of independent directors under the NYSE Rules, advised by two separate outside counsel, determined that it is in the best interests of HGI and our stockholders (not including Harbinger Capital and Leucadia and their respective affiliates) for us to enter into the foregoing agreements and the related transactions
From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise. During Fiscal 2014 we repurchased 5.2 million of our outstanding common stock for an aggregate $65.6 million under the $100.0 million repurchase program authorized by our Board in May 2014. During Fiscal 2013, we repurchased 1.7 million shares of our outstanding common stock from the HCP Stockholders.
FGL
In December 2013, FGL, a then wholly-owned subsidiary of HGI, announced an initial public offering of 9.8 million shares of common stock at a price to the public of $17.00 per share. The shares began trading on the New York Stock Exchange on December 13, 2013 under the ticker symbol “FGL.” FGL also granted the underwriters an option to purchase an additional 1.5 million shares of common stock that was subsequently exercised. We were not a selling shareholder in the offering.

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
During Fiscal 2014 and 2013 the Company received, and duly executed, requests to convert a total of 19 thousand and 6 thousand shares of Series A-2 Preferred Stock, respectively, resulting in the issuance of 2.9 million and 852 thousand shares of the Company’s common stock, respectively.
After May 13, 2014, we had the ability to convert the Preferred Stock into shares of our common stock if the thirty day volume weighted average price of shares of our common stock (“VWAP”) and the daily VWAP exceed 150% of the then applicable Conversion Price for at least twenty trading days out of the thirty trading day period used to calculate the thirty day VWAP. In the event of a forced conversion, the holders of Preferred Stock would have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for our common stock are not achieved. Accordingly, in May 2014, HGI exercised its aforementioned option to convert all but one of its issued and outstanding Series A Preferred Shares and all of its issued and outstanding Series A-2 Preferred Shares, into common stock of the Company. The Company issued an aggregate of 59,133,819 shares of common stock pursuant to the conversion option, in exchange for 279,999 shares of Series A Preferred Shares, and 94,985 shares of Series A-2 Preferred Shares.
Under the terms of Preferred Stock certificate of designation, for so long as CF Turul LLC, an affiliate of Fortress Investment Group LLC (the “Fortress Purchaser”) owns sufficient combined voting power (through ownership of Preferred and shares of our common stock) to entitle it to nominate directors to our Board or appoint observers (as described below) or exercise certain consent rights, our ability to force conversion of the Preferred Stock is limited such that after any such conversion the Fortress Purchaser will have the right to retain one share of Preferred Stock, enabling it to continue to exercise its right to nominate directors, appoint observers or exercise consent rights associated with the Preferred Stock, but such Preferred Stock will have no other rights or preferences. Once the Fortress Purchaser ceases to own sufficient combined voting power to exercise these rights, the retained share of Preferred Stock will be automatically canceled. As long as the Fortress Purchaser owns at least 50% of the Preferred Stock purchased on the initial preferred stock issuance date or 10% of our outstanding shares of common stock on an as converted basis, the Fortress Purchaser will have the right to appoint one director, or observer to our board of directors (“Board”), any committee of our Board (except for any special committee formed to consider a related party transaction involving the Fortress Purchaser), and the board of any of our wholly owned subsidiaries on which it does not have a director. Upon a specified breach event (described below) the size of our Board will be increased by one or two directors, depending on whether the Fortress Purchaser has appointed a director to our Board prior to such breach. The Fortress Purchaser, or a majority of Preferred Stock Purchasers if the Fortress Purchaser at that time owns less than a threshold amount, in either shares of our common stock or Preferred Stock, will have the right to appoint one or two directors, reasonably acceptable to our Board.
Notwithstanding all of the foregoing, the Fortress Purchaser’s representation on our Board will always be less than or proportionate to its ownership of our securities and must otherwise comply with the rules of the NYSE and certain insurance regulatory authorities.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions) and excludes certain other obligations that have been reflected on our Consolidated Balance Sheets as of September 30, 2014 included in this report.

	Payments Due by Period
	Total	2015	2016 to 2017	2018 to 2019	After 2019
Annuity and universal life products (a)	$21,199.9	$1,992.6	$4,173.4	$3,460.1	$11,573.8
Debt, excluding capital lease obligations (b)	5,099.8	90.7	627.1	1,716.6	2,665.4
Interest payments, excluding capital lease obligations (b)	1,762.6	294.1	576.3	527.8	364.4
Capital lease obligations (c)	144.0	13.0	26.0	18.0	87.0
Operating lease obligations (d)	210.0	49.2	79.7	43.8	37.3
Employee benefit obligations (e)	136.5	13.8	24.2	26.4	72.1
Letters of credit (f)	56.9	41.1	15.0	0.8	—
Unfunded asset-based lending commitments (g)	154.5	53.5	79.5	21.5	—
Other liabilities (h)	0.4	0.3	0.1	—	—
Total contractual obligations	$28,764.6	$2,548.3	$5,601.3	$5,815.0	$14,800.0

(a)
Consists of projected payments through the year 2030 that the Insurance segment is contractually obligated to pay to annuity and universal life policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on historical experience, but actual amounts will differ.

(b)	For more information concerning debt, see Note 15, Debt, to our Consolidated Financial Statements.

(c)	Capital lease payments due by fiscal year include executory costs and imputed interest.

(d)	For more information concerning operating leases, see Note 24, Commitments and Contingencies, to our Consolidated Financial Statements.

(e)
Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans through fiscal year 2024 based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 18, Employee Benefit Plans, to our Consolidated Financial Statements.

(f)	Consists of standby letters of credit that back the performance of certain entities under various credit facilities, insurance policies and lease arrangements.

(g)	Consists entirely of unfunded asset-based lending commitments of Salus.

(h)
At September 30, 2014, our Consolidated Balance Sheets includes $12.6 million of tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table. We cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months some portion of our unrecognized tax benefits could be recognized.

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
The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between FGL and OM Group (UK) Limited (“OMGUK”) includes a Guarantee and Pledge Agreement which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
As of August 26, 2014 FGH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150.0 million unsecured revolving credit facility with certain lenders, with RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC acting as joint lead arrangers. The loan proceeds from the credit facility may be used for working capital and general corporate purposes. FGH has no unfunded investment commitments as of the date of this filing.

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories within our Consumer Products and Energy segments tend to be seasonal.
Consumer Products
Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (our first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (our third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (our second and third fiscal quarters). Small appliance sales peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season.
The seasonality of our net consumer product sales during the last three fiscal years is as follows:

Percentage of Annual Net Consumer Products Sales
	Fiscal
Fiscal Quarter Ended	2014	2013	2012
December	25%	21%	26%
March	23%	24%	23%
June	25%	27%	25%
September	27%	28%	26%

Energy
Historically the demand for natural gas generally decreased during the summer months and increased during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production. Seasonal anomalies such as mild winters or hot summers can reduce this fluctuation.
Revenues of our other segments are generally not seasonal.

Recent Accounting Pronouncements Not Yet Adopted
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The new standards will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.
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
General
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, (“ASC 740”). Accordingly, the Company did not provide deferred income taxes on the gain on contingent purchase price reduction of $41.0 million in Fiscal 2012.
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
In accordance with ASC 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more likely than not that the deferred tax assets will not be realized. We base these judgments on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2014, our consolidated valuation allowance was $778.5 million. Increase or decreases in our of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2014 and 2013 we recorded a net benefit and a net charge, respectively, due to changes in valuation allowances of $47.4 million and $151.8 million. In Fiscal 2012, we recorded a net reversal of valuation allowances of $139.6 million.
We also apply the accounting guidance for uncertain tax positions under ASC 740 which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our reserve for uncertain tax positions totaled $12.6 million and $13.8 million as of September 30, 2014 and 2013, respectively. See further discussion in Note 21, Income Taxes, to our Consolidated Financial Statements.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $22.8 million we have accrued as of September 30, 2014, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in Note 24, Commitments and Contingencies, to our Consolidated Financial Statements.
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
ASC Topic 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2014, 2013 and 2012, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, there were no impairment charges in Fiscal 2014, 2013 and 2012.
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
The fair values of the global batteries & appliances, hardware & home improvement, global pet supplies and home and garden business reporting units, which are also Spectrum Brands’ segments, and FOH exceeded their carrying values by 87%, 47%, 80%, 146% and 154%, respectively, as of the date of the latest annual impairment testing in Fiscal 2014.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 13, Goodwill and Intangibles, including DAC and VOBA, net, to our Notes to Consolidated Financial Statements for more information about our asset impairment determinations.
Consumer Products
Revenue Recognition and Concentration of Credit Risk
We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and ability to collect deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our hardware and home improvement, electric shaving and grooming, electric personal care, home and garden, small appliances and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.
We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction in net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.
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
Our trade receivables subject us to credit risk which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for ability to collect based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of ability to collect. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial condition in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 3, Significant Risks and Uncertainties our Consolidated Financial Statements for a more complete discussion.
Insurance Segment
Valuation of Available-for-Sale Securities
Our fixed maturity and equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses included within AOCI, net of associated intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our available-for-sale securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of available-for-sale securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.
We categorize our available-for-sale securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The following table presents the fair value of fixed maturity and equity securities, available-for-sale, by pricing source and hierarchy level as of September 30, 2014 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Priced via third party pricing services	$174.8	$16,687.0	$—	$16,861.8
Priced via independent broker quotations	—	—	1,011.3	1,011.3
Priced via other methods	—	—	2.0	2.0
Total	174.8	16,687.0	1,013.3	17,875.1
Available-for-sale embedded derivative:
Priced via other methods	—	—	11.2	11.2
Total	$174.8	$16,687.0	$1,024.5	$17,886.3
% of total	1.0%	93.3%	5.7%	100.0%
FGL’s assessment of all available data when determining fair value of the available-for-sale securities is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. FGL generally obtains one value from its primary external pricing service. In situations where a price is not available from the independent pricing service, FGL may obtain broker quotes or prices from additional parties recognized to be market participants. FGL believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.
FGL validates external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list.
FGL FIA contracts permit the holder to elect to receive a credit based on an interest rate or the performance of a market index. FGL hedges certain portions of our exposure to equity market risk by entering into derivative transactions. In doing so, FGL purchases derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to contractholders under the FIA contracts. The call options are one-, two- and three-year call options, purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one-, two- or three-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of the FIA contracts, which permit changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.
All of FGL’s derivative instruments are recognized as either assets or liabilities at fair value in our Consolidated Balance Sheets. The change in fair value of our derivative assets is recognized in our Consolidated Statements of Operations within “Net investment gains.”
Certain products contain embedded derivatives-a feature in certain FIA contracts that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what FGL would expect to receive or pay at the balance sheet date if FGL canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent consulting firm using market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, FGL is largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in FGL’s FIA contracts are derived using market value of options, swap rates, mortality multiplier, surrender rates and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of FGL’s FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). For Fiscal 2014, the nonperformance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies.
See Note 5, Investments, Note 6, Derivative Financial Instruments and Note 9, Fair Value of Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.
Evaluation of Other-Than-Temporary Impairments
FGL has a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an other-tan-temporary impairment. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not FGL would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities and asset backed securities. An extended and severe unrealized loss position on an available-for-sale fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
When assessing FGL’s intent to sell a security or if it is more likely than not FGL will be required to sell a security before recovery of its amortized cost basis, FGL evaluates facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
FGL determines whether other-than-temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, FGL does not consider these investments to be other-than-temporary impairment. For equity securities, we recognize an other-than-temporary impairment in the period in which FGL does not have the intent and ability to hold the securities until recovery of cost or FGL determines that the security will not recover to book value within a reasonable period of time. FGL determines what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using FGL’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 5, Investments, to our Consolidated Financial Statements for a more complete discussion.
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
All of FGL’s derivative instruments are recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The change in fair value is recognized in the Consolidated Statements of Operations within “Net investment gains.”
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
Value of Business Acquired (VOBA) and Deferred Policy Acquisition Costs (DAC)
Acquisition costs that are incremental, direct costs of contract acquisition, as well as certain costs that are directly related to successful acquisition activities are capitalized as DAC. DAC consists principally of commissions and certain costs of policy issuance that are directly related to the successful acquisition of new business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred.
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
For annuity products and IUL, DAC and VOBA are being amortized generally in proportion to estimated gross profits from investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. FGL’s estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. Estimated future gross profits vary based on a number of sources, including net investment spread margins, surrender charge income, policy persistency, policy administrative expenses and recognized gains and losses on investments including credit related other-than-temporary impairment losses. Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits.

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
Changes in assumptions can have a significant impact on DAC and VOBA, amortization rates and results of operations. Assumptions are FGL’s best estimate of future outcome. Several assumptions are considered significant and require significant judgment in the estimation of gross profits and are listed below. FGL periodically reviews these assumptions against actual experience and update its assumptions based on additional information that becomes available.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. FGL uses a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment.

FGL performs sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA. The following table (in millions) presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC and VOBA. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

As of September 30, 2014
A change to the long-term interest rate assumption of - 50 basis points	$(56.5)
A change to the long-term interest assumption of +50 basis points	44.6
An assumed 10% increase in surrender rate	(2.5)

Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

•	Lower assumed interest rates and higher assumed annuity surrender rates tend to decrease the balances of DAC and VOBA, thus decreasing income before income taxes.

•	Higher assumed interest rates and lower assumed annuity surrender rates tend to increase the balances of DAC and VOBA, thus increasing income before income taxes.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 13, Goodwill and Intangibles, including DAC and VOBA, net, to our Consolidated Financial Statements for a more complete discussion.
Reserves for Future Policy Benefits and Product Guarantees
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on FGL’s experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. FGL reviews overall policyholder experience at least annually and updates these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. Changes in, or deviations from, the assumptions used can significantly affect FGL’s reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. FGL utilizes a combination of actual and industry experience when setting its mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by FGL due to nonpayment of premiums. FGL makes estimates of expected full and partial surrenders of its fixed annuity products. FGL’s surrender rate experience in Fiscal 2014 on the fixed annuity products has been averaging 6.0% which is within FGL’s assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as FGL believes that, over the duration of the policies, FGL will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on FGL’s reserve levels and related results of operations.

The assumptions used to establish the liabilities for FGL’s product guarantees require considerable judgment and are established as management’s best estimate of future outcomes. FGL periodically reviews these assumptions and, if necessary, updates them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect FGL’s reserve levels and related results of operations.
At issue, and at each subsequent valuation, FGL determines the present value of the cost of the Guaranteed Minimum Withdrawal Benefit (“GMWB”) rider benefits in excess of benefits that are funded by the account value. FGL also calculates the expected value of the future rider charges for providing for these benefits. FGL accumulates a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and FGL updates these assumptions as experience emerges when required. FGL has minimal experience to date on policyholder behavior for its GMWB products which FGL began issuing in 2008, as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from FGL’s assumptions on GMWB utilizations, such deviations could have a significant effect on its reserve levels and related results of operations.
The Insurance segment’s aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2014 are summarized as follows (in millions):

	Direct	Reinsurance Recoverable	Net

Fixed indexed annuities	$10,766.6	$—	$10,766.6
Fixed rate annuities	3,343.4	(76.0)	3,267.4
Immediate annuities	3,201.7	(137.1)	3,064.6
Universal life	1,256.1	(1,069.4)	186.7
Traditional life	1,551.2	(1,115.1)	436.1
Total	$20,119.0	$(2,397.6)	$17,721.4
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to our Consolidated Financial Statements for a more complete discussion.
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
The present value of future net cash flows does not necessarily represent the current market value of Compass’ estimated Proved Reserves. In accordance with the SEC's requirements, Compass based the estimated discounted future net cash flows from Proved Reserves according to the requirements in the SEC's Release No. 33-8995 Modernization of Oil and Gas Reporting, or “Release No. 33-8995”. The SEC requires period ending Proved Reserves to be computed using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Actual future prices and costs may be materially higher or lower than the prices and costs used in the preparation of the estimate. Further, the mandated discount rate of 10% may not be an accurate assumption of future interest rates or cost of capital.
Proved Reserve quantities directly and materially impact depletion expense. If the Proved Reserves decline, then the rate at which Compass records depletion expense increases, reducing net income. A decline in the estimate of Proved Reserves may result from lower market prices, making it uneconomical to drill or produce from higher cost fields. In addition, a decline in Proved Reserves may impact the outcome of Compass’ assessment of its oil and natural gas properties and require an impairment of the carrying value of our oil and natural gas properties

Compass continually updates and assesses the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in its financial statements.
Accounting for oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that Compass choose between two GAAP alternatives; the full cost method or the successful efforts method. Compass elected to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once Compass incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Compass’ unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $20.2 million and $36.5 million as of September 30, 2014 and 2013, respectively, and are not subject to depletion. Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. As a result of this evaluation Compass impaired approximately $6.1 million and $10.3 million of undeveloped properties which were transferred to the depletable portion of the full cost pool during Fiscal 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties.
When Compass acquires significant amounts of undeveloped acreage, it capitalizes interest on the acquisition costs in accordance with FASB ASC Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, Compass will cease capitalizing interest related to those properties.
Compass calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to Compass’ total production for the quarter, and the appropriate expense is recorded. Compass capitalizes the portion of general and administrative costs, including share-based compensation, that is attributable to its exploration, exploitation and development activities.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves.
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass was required to compute a limitation on costs capitalized pursuant to their use of the full cost method of accounting for their oil and natural gas properties (the "ceiling test"), using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2014 and 2013. The ceiling test compares the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of Compass' oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass' proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects. Compass previously requested and received an exemption from the SEC to exclude the acquisition of Compass’ unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date. Such exemption expired during the interim period ended March 31, 2014.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For Fiscal 2014, the trailing 12 month reference prices were $4.24 per Mmbtu for natural gas at Henry Hub, and $99.08 per Bbl of oil for West Texas Intermediate at Cushing, Oklahoma. The price used for natural gas liquids was $43.58 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
Compass recognized impairments of $81.0 million to its proved oil and natural gas properties during Fiscal 2014. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation. Our pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on New York Mercantile Exchange ("NYMEX") futures. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values.
During the ceiling test exemption period, Compass assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. Compass evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, Compass recognized an impairment of $54.3 million to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices.
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
Deferred abandonment on asset retirement obligations
Compass applies FASB ASC 410-20, Asset Retirement and Environmental Obligations (“ASC 410-20”), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Compass’ asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
Compass’ asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. Compass has no assets that are legally restricted for purposes of settling asset retirement obligations.
Corporate and Other Segment
Valuation of Embedded Derivative
Prior to exercising its option to convert substantially all of its outstanding Preferred Stock on May 15, 2014, such outstanding Preferred Stock contained a conversion feature (see Note 1, Basis of Presentation and Nature of Operations and Note 16, Temporary Equity, to our Consolidated Financial Statements). If the Company were to have issued certain equity securities at a price lower than the conversion price of the respective Preferred Stock, the conversion price would have been adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). In accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature was considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative was bifurcated from the host contracts as of the respective issuance dates, marked to fair value and included in “Equity conversion feature of preferred stock” in the Consolidated Balance Sheets with the change in fair value shown separately in the Consolidated Statements of Operations. The Company valued the conversion feature using the Monte Carlo simulation approach, as discussed further in Note 9, Fair Value of Financial Instruments, to our Consolidated Financial Statements.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate a portion of the risk from such exposures, when appropriate. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Through Compass, we are exposed to a risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings. Compass may use derivative financial instruments to mitigate a portion of the risk from exposures to changes in oil and natural gas prices, when appropriate. Through Salus, we are exposed to credit risk due to non-performance of the asset-based loans originated, and to foreign currency risk on foreign currency-denominated loans. Additionally, HGI is exposed to market risk with respect to its investments. While our subsidiaries or we may enter into derivative contracts to attempt to manage a portion of an underlying market risk, our subsidiaries or we may not be successful managing the intended risk and/or our subsidiaries or we may reduce or eliminate such arrangements at any time.
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

FGL is also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	The timing and amount of withdrawals and prepayments in FGL’s asset portfolio;

•	FGL’s derivative portfolio;

•	Death benefits and other claims payable under the terms of FGL’s insurance products;

•	Lapses and surrenders in FGL’s insurance products;

•	Minimum interest guarantees in FGL’s insurance products; and

•	Book value guarantees in FGL’s insurance products.

Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of September 30, 2014, are all classified as trading within “Investments – Equity securities” in the Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire.
FGL
FGL is primarily exposed to equity price risk through certain insurance products, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of FIA contracts with crediting strategies linked to the performance of indices, such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
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
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge U.S. GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of U.S. GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of U.S. GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a raw hedging loss.
See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For Fiscal 2014, the annual index credits to policyholders on their anniversaries were $390.0 million. Proceeds received at expiration on options related to such credits were $363.0 million. The shortfall is funded by FGL’s net investment spread earnings and futures income.
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
Interest Rate Risk
FGL
Interest rate risk is FGL’s primary market risk exposure. FGL defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from FGL’s holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of investments, as the majority of FGL’s insurance liabilities are backed by fixed-maturity securities.
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
 Spectrum Brands
A substantial portion of Spectrum Brands’ debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands’ variable rate debt will increase and will create higher debt service requirements, which would adversely affect Spectrum Brands’ cash flow and could adversely impact its results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.
Compass
At September 30, 2014, Compass’ exposure to interest rate changes related primarily to borrowings under the Compass Credit Agreement. Interest is payable on borrowings under the Compass Credit Agreement based on a floating rate as more fully described in Note 15, Debt, to our Consolidated Financial Statements. At September 30, 2014, HGI’s proportionate share of outstanding borrowings under the Compass Credit Agreement was approximately $243.2 million.
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
Credit Risk and Counterparty Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s insurance operations’ portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity portfolio totaled $17.2 billion and $15.3 billion at September 30, 2014 and 2013, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
FGL seeks to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, FGL diversifies its exposure by issuer and country, using rating based issuer and country limits. FGL also sets investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, FGL has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
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
FGL also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, FGL diversifies its exposures among many reinsurers and limit the amount of exposure to each based on credit rating. FGL also generally limits its selection of counterparties with which they do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, FGL ensures that they obtain collateral to mitigate its risk of loss. The following table presents FGL’s reinsurance recoverable balances and financial strength ratings for its four largest reinsurance recoverable balances as of September 30, 2014 (in millions):

		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,508.8	A	Not Rated	Not Rated
Security Life of Denver	171.8	A	A-	A3
Scottish Re	139.1	Not Rated	Not Rated	Not Rated
London Life	109.8	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of September 30, 2014, no allowance for uncollectible amounts was recorded.
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
As of September 30, 2014, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 76.7% of the eligible collateral for the loans. See Note 5, Investments, to our Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of September 30, 2014, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $10.5 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $69.7 million, its call option investments to decrease by approximately $191.2 million based on equity positions and its FIA embedded derivative liability to decrease by approximately $238.1 million as of September 30, 2014. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Interest Rate Risk
Spectrum Brands
At September 30, 2014, the potential change in fair value of Spectrum Brands' outstanding interest rate derivative instruments assuming a one percentage point unfavorable shift in interest rates would be a loss of $4.0 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands' variable rate Term Loan would be a net loss of $4.0 million.
FGL
FGL assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at September 30, 2014, the estimated fair value of FGL’s fixed maturity securities would decrease by approximately $1,002.6 million, of which $51.8 million relates to the Front Street Cayman fixed income portfolio. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street withheld assets. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments, and the change in reinsurance related derivative) would be a decrease of $464.0 million in accumulated other comprehensive income and an increase of $438.2 million in stockholder’s equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2014, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $29.7 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Compass
A one percentage point change in interest rates (100 bps) based on our proportionate share of the variable-rate borrowings outstanding as of September 30, 2014 of $243.2 million would result in an increase or decrease in Compass’ interest expense of $2.4 million per year. The interest Compass pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
Spectrum Brands
As of September 30, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $38.0 million. The net impact on reported earnings, after also including the effect of the change on one year's the underlying foreign currency-denominated exposures, would be a net gain of $11.0 million.
Salus
As of September 30, 2014, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $9.5 million. The net impact on reported earnings, after also including the effect of the change in fair value of certain embedded foreign exchange derivatives included in certain foreign currency denominated asset-based loans would be a net loss of $6.6 million.
Commodity Price Risk
Spectrum Brands
As of September 30, 2014, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2.0 million.

Compass
Compass’ use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For Fiscal 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $19.1 million. The ultimate settlement amount of Compass’ outstanding derivative financial instrument contracts is dependent on future commodity prices. Compass may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2014 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this report.

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

(b) List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Harbinger Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

3.2	Bylaws of Harbinger Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

4.1
Indenture governing the 7.875% Senior Secured Notes due 2019, dated as of December 24, 2012, by and between Harbinger Group Inc. and Wells Fargo, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 26, 2012 (File No. 1-4219)).

4.2
First Supplemental Indenture, dated as of May 23, 2014, to the Indenture dated as of December 24, 2012, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 23, 2014 (File No. 1-4219)).

4.3
Security and Pledge Agreement, dated as of January 7, 2011, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.4
Collateral Trust Agreement, dated as of January 7, 2011, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.5
Indenture governing the 7.750% Senior Notes due 2022, dated as of January 21, 2014, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2014 (File No. 1-4219)).

4.6
Registration Rights Agreement, dated as of September 11, 2014, by and between Harbinger Group Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 11, 2014 (File No. 1-4219)).

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

Exhibit No.	Description of Exhibit
10.1
Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Group Inc. (as successor to Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situation Fund, L.P. and Global Opportunities Breakaway Ltd.) and Spectrum Brands Holdings, Inc.; Harbinger Group Inc. became a party to this agreement on January 7, 2011 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).

10.2
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

10.3
Registration Rights Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and their permitted transferees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

10.4
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

10.6
Letter Agreement, dated March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2014 (File No. 1-4219)).

10.7
Registration Rights Acknowledgement, dated March 18, 2014, by and among Harbinger Group Inc., Leucadia National Corporation, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2014 (File No. 1-4219)).

10.8
First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, between Harbinger OM, LLC, a Delaware limited liability company, and OM Group (UK) Limited, a private limited company incorporated in England and Wales (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed March 9, 2011 (File No. 1-4219)).

10.9
Letter Agreement, dated April 6, 2011, between OM Group (UK) Limited and Harbinger OM, LLC; and Letter Agreement, dated April 6, 2011, from Old Mutual PLC and OM Group (UK) Limited to Harbinger OM, LLC (incorporated herein by reference to Exhibits 2.2 and 2.3 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

10.10
Guarantee and Pledge Agreement, dated as of April 6, 2011, among Harbinger OM, LLC, the Grantor parties thereto and OM Group (UK) Limited (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Fidelity & Guaranty Life’s Registration Statement on Form S-1 filed October 17, 2013 (File No. 333-190880).

10.11
Registration Rights Agreement, dated as of December 18, 2013, by and between Fidelity & Guaranty Life and Harbinger Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 7, 2014 (File No: 1-4219)).

10.12†
Form of Indemnification Agreement, by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).

10.13†
Employment Agreement, dated February 11, 2014, by and between Omar Asali and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

10.14†
Employment Agreement, dated February 11, 2014, by and between David Maura and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

Exhibit No.	Description of Exhibit
10.15†
Employment Agreement, dated February 11, 2014, by and between Thomas Williams and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

10.16†
Employment Agreement, dated as of November 1, 2012, by and between Harbinger Group, Inc. and Michael Sena (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2012 (File No. 1-4219)).

10.17†
Employment Agreement, dated as of June 17, 2013, by and between the Company and Michael Kuritzkes (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013 (File No: 1-4219)).

10.18†
Severance Agreement and Release, effective as of June 13, 2014, by and between Harbinger Group Inc. and Michael Kuritzkes (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (File No: 1-4219)).

10.19†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan, adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.20†
First Amendment to Harbinger Group Inc. 2011 Omnibus Equity Award Plan, (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).

10.21*†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan Forms of Restricted Stock Award Agreement (Non-Employee Directors), Restricted Stock Unit Agreement, Stock Award Agreement, Employee Nonqualified Option Award Agreement and Restricted Stock Award Agreement (Employees).

10.22†	The Harbinger Group Inc. 2014 Warrant Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).

10.23†
Common Stock Purchase Warrant Agreement, dated March 10, 2014, by and between Harbinger Group Inc. and Philip Falcone (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (File No: 1-4219)).

10.24
Services Agreement, dated November 14, 2012, by and between Harbinger Capital Partners LLC and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed November 27, 2012 (File No. 1-4219)).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	September 30, 2014 Report of Lee Keeling and Associates, Inc.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated:	November 21, 2014	By:	/s/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE Philip A. Falcone	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	November 21, 2014

/s/ THOMAS A. WILLIAMS Thomas A. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 21, 2014

/s/ MICHAEL J. SENA Michael J. Sena	Chief Accounting Officer (Principal Accounting Officer)	November 21, 2014

/s/ OMAR M. ASALI Omar M. Asali	President and Director	November 21, 2014

/s/ FRANK IANNA Frank Ianna	Director	November 21, 2014

/s/ KEITH M. HLADEK Keith M. Hladek	Director	November 21, 2014

/s/ GERALD LUTERMAN Gerald Luterman	Director	November 21, 2014

/s/ DAVID M. MAURA David M. Maura	Director	November 21, 2014

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	November 21, 2014

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Director	November 21, 2014

/s/ ANDREW WHITTAKER Andrew Whittaker	Director	November 21, 2014

Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Harbinger Group Inc.:
We have audited the accompanying consolidated balance sheets of Harbinger Group Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, permanent equity, and cash flows for each of the years in the three‑year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbinger Group Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harbinger Group Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
November 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Harbinger Group Inc.:
We have audited Harbinger Group Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harbinger Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Harbinger Group Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harbinger Group Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, permanent equity, and cash flows for each of the years in the three-year period ended September 30, 2014, along with the financial statement schedules I to IV, and our report dated November 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ KPMG LLP
New York, New York
November 21, 2014

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share and share amounts)

	September 30,
	2014	2013
ASSETS
Investments (Note 5):
Fixed maturities	$17,211.5	$15,300.0
Equity securities	768.1	352.5
Derivatives	296.3	221.8
Asset-based loans	811.6	560.4
Other invested assets	165.0	31.2
Total investments	19,252.5	16,465.9
Cash and cash equivalents	1,319.2	1,899.7
Receivables, net (Note 10)	585.1	611.3
Inventories, net (Note 11)	635.2	632.9
Accrued investment income	184.9	161.2
Reinsurance recoverable (Note 19)	2,397.6	2,363.7
Deferred tax assets (Note 21)	186.7	293.4
Properties, including oil and natural gas properties, net (Note 12)	908.6	993.3
Goodwill (Note 13)	1,524.8	1,476.7
Intangibles, including DAC and VOBA, net (Note 13)	2,683.7	2,729.1
Other assets	421.9	281.6
Total assets	$30,100.2	$27,908.8

LIABILITIES AND EQUITY

Insurance reserves:
Contractholder funds	$16,463.5	$15,248.2
Future policy benefits	3,655.5	3,556.8
Liability for policy and contract claims	58.1	51.5
Funds withheld from reinsurers	38.0	39.4
Total insurance reserves	20,215.1	18,895.9
Debt (Note 15)	5,157.8	4,896.1
Accounts payable and other current liabilities (Note 14)	1,033.0	1,012.7
Equity conversion feature of preferred stock (Note 6 and Note 16)	—	330.8
Employee benefit obligations (Note 18)	86.2	99.6
Deferred tax liabilities (Note 21)	533.3	492.8
Other liabilities	817.8	718.0
Total liabilities	27,843.2	26,445.9

Commitments and contingencies (Note 24)

Temporary equity (Note 16) :
Redeemable preferred stock, $0.01 par; 10,000.0 thousand preferred shares authorized; 1 share and 394.2 thousand shares outstanding with aggregate liquidation preference of $0 and $617.1 at September 30, 2014 and 2013, respectively, and other temporary equity.	—	329.4

Harbinger Group Inc. stockholders' equity:
Common stock, $0.01 par; 500,000.0 thousand shares authorized; 202,295.6 thousand and 142,381.1 thousand shares issued and outstanding at September 30, 2014 and 2013, respectively.	2.0	1.4
Additional paid-in capital	1,472.3	828.0
Accumulated deficit	(276.3)	(192.4)
Accumulated other comprehensive income	243.6	87.7
Total Harbinger Group Inc. stockholders' equity	1,441.6	724.7
Noncontrolling interest	815.4	408.8
Total permanent equity	2,257.0	1,133.5
Total liabilities and equity	$30,100.2	$27,908.8
See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year ended September 30,
	2014	2013	2012

Revenues:
Net consumer and other product sales	$4,449.2	$4,085.6	$3,252.4
Oil and natural gas	147.0	90.2	—
Insurance premiums	56.6	58.8	55.3
Net investment income	842.2	734.7	722.7
Net investment gains	395.3	511.6	410.0
Insurance and investment product fees and other	72.7	62.5	40.3
Total revenues	5,963.0	5,543.4	4,480.7
Operating costs and expenses:
Cost of consumer products and other goods sold	2,875.6	2,695.3	2,136.8
Oil and natural gas direct operating costs	69.6	44.0	—
Benefits and other changes in policy reserves	852.7	531.8	777.4
Selling, acquisition, operating and general expenses	1,335.4	1,220.5	932.7
Impairment of oil and natural gas properties	81.0	54.3	—
Amortization of intangibles	179.2	260.1	224.3
Total operating costs and expenses	5,393.5	4,806.0	4,071.2
Operating income	569.5	737.4	409.5
Interest expense	(321.9)	(511.9)	(251.0)
Loss from the change in the fair value of the equity conversion feature of preferred stock	(12.7)	(101.6)	(156.6)
Gain on contingent purchase price reduction	0.5	—	41.0
Other expense, net	(22.2)	(5.6)	(17.5)
Income from continuing operations before income taxes	213.2	118.3	25.4
Income tax expense (benefit)	111.5	187.3	(85.3)
Net income (loss)	101.7	(69.0)	110.7
Less: Net income (loss) attributable to noncontrolling interest	112.0	(23.2)	21.2
Net (loss) income attributable to controlling interest	(10.3)	(45.8)	89.5
Less: Preferred stock dividends, accretion and loss on conversion	73.6	48.4	59.6
Net (loss) income attributable to common and participating preferred stockholders	$(83.9)	$(94.2)	$29.9

Net (loss) income per common share attributable to controlling interest:

Basic	$(0.51)	$(0.67)	$0.15
Diluted	$(0.51)	$(0.67)	$0.15

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended September 30,
	2014	2013	2012

Net income (loss)	$101.7	$(69.0)	$110.7

Other comprehensive income (loss):
Foreign currency translation losses	(32.5)	(6.6)	(8.6)
Net unrealized gain (loss) on derivative instruments
Changes in derivative instruments before reclassification adjustment	13.1	(2.0)	(1.8)
Net reclassification adjustment for losses (gains) included in net income	2.6	(0.9)	3.1
Changes in derivative instruments after reclassification adjustment	15.7	(2.9)	1.3
Changes in deferred income tax asset/liability	(4.2)	(0.2)	(0.7)
Deferred tax valuation allowance adjustments	—	0.6	0.9
Net unrealized gain (loss) on derivative instruments	11.5	(2.5)	1.5
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(8.7)	9.6	(15.4)
Net reclassification adjustment for losses included in cost of goods sold	0.6	1.6	0.9
Net reclassification adjustment for gains included in selling and general and administrative expenses	0.8	(0.2)	—
Changes in actuarial adjustments to pension plans	(7.3)	11.0	(14.5)
Changes in deferred income tax asset/liability	2.2	(5.1)	3.6
Deferred tax valuation allowance adjustments	(0.6)	(0.1)	(0.8)
Net actuarial adjustments to pension plans	(5.7)	5.8	(11.7)
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	627.5	(490.5)	906.5
Net reclassification adjustment for gains included in net income	(101.0)	(333.4)	(263.9)
Changes in unrealized investment gains (losses) after reclassification adjustment	526.5	(823.9)	642.6
Adjustments to intangible assets	(156.8)	327.3	(218.5)
Changes in deferred income tax asset/liability	(129.0)	173.1	(148.5)
Net unrealized gain (loss) on investments	240.7	(323.5)	275.6
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	—	(1.5)
Adjustments to intangible assets	—	—	0.6
Changes in deferred income tax asset/liability	—	—	0.3
Net non-credit related other than-temporary impairment	—	—	(0.6)
Net change to derive comprehensive income (loss) for the period	214.0	(326.8)	256.2
Comprehensive income (loss)	315.7	(395.8)	366.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	112.0	(23.2)	21.2
Other comprehensive income (loss)	32.6	(2.2)	(8.6)
	144.6	(25.4)	12.6
Comprehensive income (loss) attributable to the controlling interest	$171.1	$(370.4)	$354.3

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PERMANENT EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Permanent Equity
	Shares	Amount
Balances at September 30, 2011	139.4	$1.4	$872.7	$(128.1)	$149.4	$895.4	$477.6	$1,373.0
Net income	—	—	—	89.5	—	89.5	21.2	110.7
Unrealized investment gains, net	—	—	—	—	275.6	275.6	—	275.6
Non-credit related other-than-temporary impairments	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Other unrealized gains	—	—	—	—	0.8	0.8	0.7	1.5
Actuarial adjustments to pension plans	—	—	—	—	(6.6)	(6.6)	(5.1)	(11.7)
Translation adjustment	—	—	—	—	(4.4)	(4.4)	(4.2)	(8.6)
Comprehensive income						354.3	12.6	366.9
Purchases of subsidiary stock	—	—	(26.0)	—	(1.0)	(27.0)	(58.0)	(85.0)
Stock compensation	0.8	—	16.6	—	—	16.6	14.6	31.2
Restricted stock surrendered for tax withholding	—	—	(2.1)	—	—	(2.1)	(1.9)	(4.0)
Preferred stock dividends and accretion	—	—	—	(59.6)	—	(59.6)	—	(59.6)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(23.6)	(23.6)
Balances at September 30, 2012	140.2	1.4	861.2	(98.2)	413.2	1,177.6	421.3	1,598.9
Net loss	—	—	—	(45.8)	—	(45.8)	(23.2)	(69.0)
Unrealized investment gains, net	—	—	—	—	(323.5)	(323.5)	—	(323.5)
Other unrealized losses	—	—	—	—	(1.5)	(1.5)	(1.0)	(2.5)
Actuarial adjustments to pension plans	—	—	—	—	4.1	4.1	1.7	5.8
Translation adjustment	—	—	—	—	(3.7)	(3.7)	(2.9)	(6.6)
Comprehensive income						(370.4)	(25.4)	(395.8)
Repurchase of common stock	(1.7)	—	(12.3)	—	—	(12.3)	—	(12.3)
Purchases of subsidiary stock	—	—	(58.8)	—	(0.9)	(59.7)	(17.4)	(77.1)
Stock compensation	3.1	—	44.5	—	—	44.5	13.1	57.6
Restricted stock surrendered for tax withholding	—	—	(13.8)	—	—	(13.8)	(8.5)	(22.3)
Preferred stock dividends and accretion	—	—	—	(48.4)	—	(48.4)	—	(48.4)
Conversion of preferred stock	0.8	—	7.2	—	—	7.2	—	7.2
NCI in acquired subsidiary	—	—	—	—	—	—	43.0	43.0
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(17.3)	(17.3)
Balances at September 30, 2013	142.4	1.4	828.0	(192.4)	87.7	724.7	408.8	1,133.5
Net income	—	—	—	(10.3)	—	(10.3)	112.0	101.7
Unrealized investment losses, net	—	—	—	—	197.7	197.7	43.0	240.7
Other unrealized losses	—	—	—	—	6.8	6.8	4.7	11.5
Actuarial adjustments to pension plans	—	—	—	—	(4.0)	(4.0)	(1.7)	(5.7)
Translation adjustment	—	—	—	—	(19.1)	(19.1)	(13.4)	(32.5)
Comprehensive income						171.1	144.6	315.7
Repurchase of common stock	(5.2)	(0.1)	(65.5)	—	—	(65.6)	—	(65.6)
Proceeds from initial public offering of subsidiary shares	—	—	(58.5)	—	(25.5)	(84.0)	256.6	172.6
Purchases of subsidiary stock	—	—	(11.1)	—	—	(11.1)	2.8	(8.3)
Exercise of stock options	—	—	2.8	—	—	2.8	—	2.8
Stock compensation	3.2	0.1	72.3	—	—	72.4	20.6	93.0
Restricted stock surrendered for tax withholding	(0.1)	—	(21.1)	—	—	(21.1)	(10.4)	(31.5)
Preferred stock dividends, accretion and loss on conversion	—	—	—	(73.6)	—	(73.6)	—	(73.6)
Conversion of preferred stock	62.0	0.6	725.4	—	—	726.0	—	726.0
NCI in acquired subsidiary	—	—	—	—	—	—	20.7	20.7
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(28.3)	(28.3)
Balances at September 30, 2014	202.3	$2.0	$1,472.3	$(276.3)	$243.6	$1,441.6	$815.4	$2,257.0
See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year ended September 30,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$101.7	$(69.0)	$110.7
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation of properties	123.4	98.6	44.0
Amortization of intangibles	179.2	260.1	224.3
Impairment of oil and natural gas properties	81.0	54.3	—
Stock compensation	91.1	61.5	31.2
Amortization of debt issuance costs	21.0	18.1	12.8
Amortization of debt discount	4.6	3.0	1.3
Write-off of debt issuance costs on retired debt	6.4	32.4	2.9
Write-off of debt discount on retired debt	2.8	(3.1)	(0.5)
Deferred income taxes	(5.5)	170.7	(197.4)
Gain on contingent purchase price reduction	(0.5)	—	(41.0)
Cost of trading securities acquired for resale	—	—	(643.8)
Proceeds from trading securities sold	—	—	766.1
Interest credited/index credits to contractholder account balances	711.6	375.0	586.8
Collateral received (paid)	63.5	72.0	49.3
Amortization of fixed maturity discounts and premiums	(43.0)	16.7	86.9
Net recognized (gains) losses on investments and derivatives	(365.5)	(411.8)	(231.9)
Charges assessed to contractholders for mortality and administration	(45.8)	(31.5)	(14.9)
Deferred policy acquisition costs	(239.0)	(147.4)	(194.9)
Cash transferred to reinsurer	—	—	(176.8)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	—	31.0	—
Non-cash restructuring and related charges	9.2	—	5.2
Changes in operating assets and liabilities:	(88.3)	(8.3)	202.2
Net change in cash due to operating activities	607.9	522.3	622.5

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	5,609.2	9,432.2	6,206.7
Cost of investments acquired	(7,221.4)	(8,940.8)	(5,972.7)
Acquisitions, net of cash acquired	(27.2)	(2,014.8)	(185.1)
Asset-based loans originated, net	(190.6)	(386.6)	(181.5)
Capital expenditures	(98.2)	(100.1)	(53.5)
Proceeds from sales of assets	9.4	—	—
Other investing activities, net	(1.8)	(0.7)	0.5
Net change in cash due to investing activities	(1,920.6)	(2,010.8)	(185.6)

Cash flows from financing activities:
Proceeds from issuance of new debt	$941.6	$4,444.0	$517.0
Repayment of debt, including tender and call premiums	(770.9)	(1,608.5)	(524.6)
Revolving credit facility activity	(27.5)	(299.9)	0.4
Debt issuance costs	(19.3)	(100.4)	(11.2)
Purchases of subsidiary stock, net	(9.3)	(77.1)	(85.0)
Contractholder account deposits	2,387.9	1,361.8	2,040.5
Contractholder account withdrawals	(1,783.5)	(1,712.5)	(1,979.6)
Dividend paid by subsidiary to noncontrolling interest	(28.3)	(17.4)	(23.6)
Dividends paid on preferred stock	(28.6)	(33.4)	(31.7)
Share based award tax withholding payments	(31.5)	(22.3)	(3.9)
Common stock repurchased	(65.6)	(12.3)	—
Proceeds from initial public offering of subsidiary shares, less costs of issuance	172.6	—	—
Other financing activities, net	2.8	—	(1.0)
Net change in cash due to financing activities	740.4	1,922.0	(102.7)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	(4.5)	(0.9)
Net change in cash and cash equivalents	(580.5)	429.0	333.3
Cash and cash equivalents at beginning of period	1,899.7	1,470.7	1,137.4
Cash and cash equivalents at end of period	$1,319.2	$1,899.7	$1,470.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$305.2	$450.4	$238.6
Cash paid for taxes, net	114.6	53.4	47.2

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share figures)

(1) Basis of Preparation and Nature of Operations
Harbinger Group Inc. (“HGI” and, collectively with its respective subsidiaries, the “Company”) is a diversified holding company. HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries and growing acquired businesses. In addition to acquiring controlling interests, HGI may make investments in debt instruments, acquire minority equity interests in companies and expand its operating businesses. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
HGI’s principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life, “FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management (Salus Capital Partners, LLC, “Salus”, Five Island Asset Management, LLC, “FIAM”, which holds our interests in FIAM Capital Management, LLC (“Five Island”), Energy & Infrastructure Capital (“EIC”) and CorAmerica Capital, LLC ("CorAmerica")), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. HGI also holds oil and natural gas properties through an equity investment in a joint venture (Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, "Compass", and formerly referred to as the "EXCO/HGI JV") through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). HGI also owns 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While HGI searches for additional acquisition opportunities, the Company manages a portion of its available cash and acquire interests in possible acquisition targets through its wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
In December 2012 and January 2013, the Company closed a secondary offering, in which Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”) offered a total of 23.0 million shares of common stock at a price to the public of $7.50 per share. The Company did not receive any proceeds from the sale of shares in this offering.
In December 2012, the Company issued $700.0 aggregate principal amount 7.875% senior secured notes due 2019 (the “7.875% Notes”) and used part of the proceeds of the offering to accept for purchase $498.0 aggregate principal amount of its 10.625% Senior Secured Notes due 2015 (the “10.625% Notes”) pursuant to a tender offer (the “Tender Offer”) for the 10.625% Notes. Additionally, the Company deposited sufficient funds in trust with the trustee under the indenture governing the 10.625% Notes in satisfaction and discharge of the remaining $2.0 aggregate principal amount of the 10.625% Notes. The remainder of the proceeds were used for working capital by the Company and its subsidiaries and for general corporate purposes, including the financing of future acquisitions and businesses.
In December 2012, Spectrum Brands acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. On April 8, 2013, the Company completed the final piece of the Hardware Acquisition, which included the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 4, Acquisitions.
Also in December 2012, Spectrum Brands Escrow Corp. issued $520.0 aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Notes”) and $570.0 aggregate principal amount of 6.625% senior notes due 2022 (the “6.625% Notes”). The 6.375% Notes and the 6.625% Notes were assumed by Spectrum Brands Inc., in connection with the Hardware Acquisition. Spectrum Brands used the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands financed the remaining portion of the Hardware Acquisition with a new $800.0 facility, of which $100.0 is in Canadian dollar equivalents (the “Term Loan”). A portion of the Term Loan proceeds were also used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370.2 prior to refinancing. See Note 15, Debt and Note 4, Acquisitions.
In December 2012, FGL entered into a coinsurance agreement (the “Reinsurance Agreement”) with Front Street Re (Cayman) Ltd. (“Front Street Cayman”), also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman reinsures approximately 10%, or approximately $1,500.0 of FGL’s policy liabilities, on a funds-withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, also entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing

Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s investment guidelines.
In February 2013, HGI finalized an agreement with with EXCO Resources, Inc. (“EXCO”) to create a private oil and natural gas joint venture, Compass, through the Company’s wholly-owned subsidiary HGI Energy. In connection with its formation, Compass entered into a credit agreement which had an initial borrowing base of $400.0, maturing on February 14, 2018 (the “Compass Credit Agreement”). In March 2013, Compass acquired all of the shallow Cotton Valley assets from an affiliate of BG Group plc (“BG Group”) for $130.7, funded with borrowings from the Compass Credit Agreement.
Also in February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation (“CLO”) vehicle providing for the issuance of up to $250.0 in collateralized obligations, initially funded with $175.5 of the asset-based loans that Salus had originated through that date. In September 2013, $25.0 of this issuance was redeemed when Salus announced the closing of an additional $325.0 note issuance by the CLO, bringing the aggregate amount of notes issued by the CLO to $550.0. In connection with this transaction, Salus and its affiliates committed and funded the CLO with an additional $166.9 and $136.5, respectively. See Note 7, Securitizations and Variable Interest Entities.
In March 2013, FGL issued $300.0 aggregate principal amount of 6.375% senior notes due April 1, 2021, at par. FGL used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company. See Note 15, Debt.
In July 2013, HGI issued $225.0 aggregate principal amount of 7.875% senior secured notes due 2019 (the “New 7.875% Notes”, and together with the 7.875% Notes, the “Senior Secured Notes”) at 101.5% of par plus accrued interest from July 15, 2013. See Note 15, Debt.
In September 2013, Spectrum Brands, announced that it had closed on $1,150.0 of term loans (the “New Term Loans”) pursuant to the New Term Loan Commitment Agreement No. 1 among Spectrum Brands, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent (the “Term Administrative Agent”). The proceeds of the New Term Loans were used (i) to fund the consummation of Spectrum Brands cash tender offer and consent solicitation (the “Tender Offer and Consent Solicitation”) to purchase any and all of its outstanding 9.5% senior secured notes due 2018 (the “9.5% Notes”), (ii) to fund the satisfaction and discharge of the indenture governing the 9.5% Notes not tendered in the Tender Offer and Consent Solicitation and (iii) for working capital and general corporate purposes.
In December 2013, FGL, a then wholly-owned subsidiary of HGI, announced an initial public offering of 9.8 million shares of common stock at a price to the public of $17.00 per share. The shares began trading on the NYSE on December 13, 2013 under the ticker symbol "FGL". FGL also granted the underwriters an option to purchase an additional 1.5 million shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47.0 million shares of FGL's outstanding common stock, representing an 80.4% interest as of September 30, 2014.
Also in December 2013, Front Street Re (Cayman) Ltd. ("Front Street Cayman"), a wholly-owned subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman on a funds withheld basis.
Furthermore in December 2013, Spectrum Brands amended a senior secured term loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0. The proceeds from the amendment were used to refinance a portion of the term loan which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing.
In January 2014, Spectrum Brands completed the $35.8 acquisition of The Liquid Fence Company, Inc. ("Liquid Fence"), a producer of animal repellents. See Note 4, Acquisitions.
Also in January 2014, HGI issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 at par (the "7.75% Notes"). See Note 15, Debt.
In May 2014, HGI exercised its option to convert all but one of its issued and outstanding shares of Series A Participating Convertible Preferred Stock (“Series A Preferred Shares") and all of its outstanding Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares", together with the Series A Preferred Shares, the "Preferred Stock") into common stock of the Company, par value $0.01. See Note 16, Temporary Equity.
Also in May 2014, HGI exchanged $320.6 of its outstanding Senior Secured Notes for $350.0 aggregate principal amount of new 7.75% senior notes due 2022 (the “Additional 7.75% Notes”). Following settlement, HGI had $604.4 in aggregate principal amount of Senior Secured Notes outstanding and $550.0 in aggregate principal amount of 7.750% senior notes due 2022 outstanding. See Note 15, Debt.

In addition, in May 2014, HGI Funding completed the $13.5 acquisition of Frederick's of Hollywood Group Inc. ("FOH"), a retailer of women's apparel and related products. See Note 4, Acquisitions.
In August 2014, Fidelity & Guaranty Life Holdings, Inc. (“FGH”), a wholly owned subsidiary of FGL, as borrower, and FGL as guarantor, entered into a three-year $150.0 unsecured revolving credit facility. See Note 15, Debt.
In September 2014, HGI issued additional $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 at par (the “September 2014 Notes”). See Note 15, Debt.
During Fiscal 2014, HGI purchased 5.2 million shares of its outstanding common stock for an aggregate purchase price of $65.6 under the $100.0 repurchase program authorized by HGI's Board of Directors earlier in in May 2014.
The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. For the results of operations by segment, and other segment data, see Note 28., Segment and Geographic Data.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. The Company’s significant subsidiary, Spectrum Brands’ fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. The Company does not adjust for the difference in fiscal periods between Spectrum Brands and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2014, 2013 and 2012 refer to the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of HGI and all other entities in which HGI has a controlling financial interest, those variable interest entities (“VIEs”) where the Company is the primary beneficiary, and its proportionate share of the gross net assets of equity method investments in extractive industries (“Proportionate consolidation”). Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2014, the non-controlling interest component of total equity represents primarily the 41.3% share of Spectrum Brands and the 19.6% of FGL not owned by HGI.
The Company has elected to account for its investments in extractive industries that it does not control, but over which it can exert significant influence (specifically, Compass), by using the proportionate consolidation method allowed for equity-method investments in extractive industries, under Financial Accounting Standards Board (“FASB”) ASC Topic 932, Extractive Activities. Under this method, the Company consolidates its proportionate share of the assets and liabilities of the equity method investment, using a gross presentation.
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
Investments
HGI’s investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value (3) investments in debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 13, Goodwill and Intangibles, including DAC and VOBA, net) and deferred income taxes, and (4) originated asset-based loans that the Company intends to hold in its portfolio and which are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, which are amortized to interest income (included in “Net investment income”) over the expected life of the loan on a straight-line basis.
Available-for-sale Securities—Other-Than-Temporary Impairments
The Company regularly reviews its available-for-sale securities for declines in fair value that the Company determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains” in the accompanying Consolidated Statements of Operations. When assessing the Company’s ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For the Company’s fixed maturity available-for-sale securities, the Company generally considers the following in determining whether the Company’s unrealized losses are other than temporarily impaired:

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
The Company recognizes other-than-temporary impairments on debt securities (including redeemable and perpetual preferred stock) in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
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
When evaluating redeemable preferred stocks for other-than-temporary impairment, the Company applies the accounting policy described above for debt securities. Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC other-than-temporary impairment Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock. After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a debt security in an other-than-temporary impairment evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer. Consequently, we apply the other-than-temporary-impairment guidance of debt securities to perpetual preferred stock.
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
The Company includes on the face of the Consolidated Statements of Operations the total other-than-temporary impairment recognized in net investment gains (losses), with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of other-than-temporary impairment recognized in AOCI and other disclosures related to other-than-temporary impairment in Note 5, Investments and the Consolidated Statements of Comprehensive Income.
Asset-based Loans
Allowance for Credit Losses
Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2014, the Company has no delinquent loans. The Company generally has a cash dominion provision in its loans whereby all cash generated by its borrowers is swept into a concentration account to pay down each loan on a daily or weekly basis. In instances where the Company believes that it may not be able to collect the entirety of a loan’s principal, interest payments are applied to principal.
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
Insurance
The Company’s insurance segment hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within “Net investment gains” in the accompanying Consolidated Statements of Operations.
FGL purchases financial instruments and issues products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.
Compass
Compass manages certain portions of its exposure to commodity price fluctuations by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. Compass does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, recognizes the change in the respective instruments’ fair value “Other expense, net” in the accompanying Consolidated Statements of Operations.
Corporate and Other
Prior to exercising its option to convert substantially all of its outstanding Preferred Stock on May 15, 2014, such outstanding Preferred Stock contained a conversion feature (see Note 1, Basis of Presentation and Nature of Operations and Note 16, Temporary Equity). If the Company were to have issued certain equity securities at a price lower than the conversion price of the respective Preferred Stock, the conversion price would have been adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). In accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature was considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative was bifurcated from the host contracts as of the respective issuance dates, marked to fair value and included in “Equity conversion feature of preferred stock” in the accompanying Consolidated Balance Sheets with the change in fair value shown separately in the Consolidated Statements of Operations. The Company valued the conversion feature using the Monte Carlo simulation approach, as discussed further in Note 9, Fair Value of Financial Instruments.
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

Oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that Compass choose between two GAAP alternatives; the full cost method or the successful efforts method. Compass elected to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once Compass incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Compass’ unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $20.2 and $36.4 as of September 30, 2014 and 2013, respectively, and are not subject to depletion. Compass expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass evaluated these properties based on recent drilling results and impaired approximately $6.1 and $10.3 of undeveloped properties which were transferred to the depletable portion of the full cost pool during Fiscal 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties.
Capitalization of Interest
Compass capitalizes interest on costs related to the acquisition of undeveloped acreage in accordance with FASB ASC Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, we cease capitalizing interest related to those properties. Compass capitalizes the portion of general and administrative costs that is attributable to our exploration, exploitation and development activities.
We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs less estimated salvage value are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the quarter, and the appropriate expense is recorded
Depletion
Compass calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs less estimated salvage value are divided by the total estimated quantities of proved reserves. This rate is applied to Compass’ total production for the quarter, and the appropriate expense is recorded.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and proved reserves.
Ceiling Test and impairment of proved oil and natural gas properties
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass was required to compute a limitation on costs capitalized pursuant to their use of the full cost method of accounting for their oil and natural gas properties (the “ceiling test”), using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2014 and 2013. The ceiling test compares the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of Compass’ oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass’ proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For Fiscal 2014, the trailing 12 month reference prices were $4.24 per Mmbtu for natural gas at Henry Hub, and $99.08 per Bbl of oil for West Texas Intermediate at Cushing, Oklahoma. The price used for natural gas liquids was $43.58 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations. The ceiling test limitation exceeded the net book value of the full cost pool as of September 30, 2014.

Compass previously requested and received an exemption from the SEC to exclude the acquisition of Compass’ unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date. Such exemption expired during the interim period ended March 31, 2014 and the Company’s portion of Compass recognized impairments of $81.0 to its proved oil and natural gas properties. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation.
The pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date. Compass’ expectation of future prices is principally based on NYMEX futures contracts adjusted for basis differentials. Compass believes the NYMEX futures contracts reflect an independent proxy for fair value. The ceiling test requires companies to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, Compass requested, and received an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.
During the ceiling test exemption period, Compass assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. Compass evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, the Company’s portion of Compass recognized an impairment of $54.3 to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily the result of downward revisions in the oil and natural gas reserves due to previous drilling results, modifications to our development plans, and a decline in natural gas prices. The fair value measurements utilized as part of the impairment calculation included significant unobservable inputs that are considered to be Level 3 within the fair value hierarchy. These unobservable inputs include Compass’ estimates of reserve quantities, commodity prices, operating costs, development costs, discount factors and other risk factors applied to the future cash flows.
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

Deferred abandonment and asset retirement obligations
Compass applies FASB ASC 410-20, Asset Retirement and Environmental Obligations (“ASC 410-20”), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Compass’ asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
Compass’ asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. Compass has no assets that are legally restricted for purposes of settling asset retirement obligations.
Goodwill
The excess of the fair value of the consideration transferred in a business combination over the fair value of net assets acquired (goodwill) is not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” (“ASC 350”), the Company conducts impairment testing on its goodwill annually, as of the August financial period end. The Company first assesses qualitative factors, as described in ASC 350, to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). To determine fair value for the two-step goodwill impairment test, during Fiscal 2014, 2013 and 2012, the Company used the discounted estimated future cash flows methodology and third party valuations. Assumptions critical to the

Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.
Consumer Products
During Fiscal 2014, 2013 and 2012, the first step of the goodwill impairment test indicated that the fair value of Spectrum Brands’ reporting segments was in excess of their carrying amounts and, accordingly, no further testing for goodwill impairment was required. Spectrum Brands also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of Spectrum Brands, which includes both its equity and debt securities.
The fair values of the global batteries & appliances, hardware & home improvement, global pet supplies and home and garden business reporting units, which are also Spectrum Brands’ segments exceeded their carrying values by 87%, 47%, 80% and 146%, respectively, as of the date of the latest annual impairment testing in Fiscal 2014.
Corporate and Other
In connection with the annual goodwill impairment testing performed for Corporate and Other during Fiscal 2014, the first step of the goodwill impairment test indicated that the fair value of FOH was in excess of its carrying amount and, accordingly, no further testing of goodwill impairment was required.
Intangibles, including deferred acquisition costs and value of business acquired, net
Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of up to 20 years.
Intangibles with Indefinite Lives
Indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.
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
Consumer Products
In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2014, 2013 and 2012, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values. Additionally, during Fiscal 2012 Spectrum Brands reclassified $3.5 of certain indefinite lived trade names to definite lived trade names. Those trade names are being amortized over the remaining useful lives, which have been estimated to be 1-3 years.
Corporate and Other
In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2014 FOH concluded that the fair values of its intangible assets exceeded their carrying values.
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
Deferred acquisition costs and value of business acquired, net
Insurance
The Company’s intangible assets include value of business acquired (“VOBA”), deferred acquisition cost (“DAC”) and deferred sales inducements (“DSI”).
VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC represents costs that are related directly to new or renewal insurance contracts, which may be deferred to the extent recoverable. These costs include incremental direct costs of contract acquisition, primarily commissions, as well as certain costs related directly to underwriting, policy issuance and processing. DSI represents up front bonus credits and vesting bonuses to policyholder account values, which are accounted for similarly to DAC and are recorded within the DAC asset balance.
The methodology for determining the amortization of DAC and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. DAC and VOBA amortization are reported within “Amortization of intangibles” in the accompanying Consolidated Statements of Operations.
DAC and VOBA for indexed universal life (“IUL”) and investment-type products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains (losses) on investments and changes in fair value of the coinsurance embedded derivative.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company did not provide deferred income taxes on the gain on contingent purchase price reduction of $41.0 in Fiscal 2012.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations.
Contractholder Funds and Future Policy Benefits
The liabilities for contractholder funds for deferred annuities, IUL and universal life (“UL”) policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for Fixed Index Annuities (“FIA”) consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are the present value of future benefits.
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC and VOBA. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC and VOBA.
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct life reserves for all contracts range from 5.8% to 6.2%. The investment yield assumptions for life contingent pay-out annuities range from 0.8% to 6.0%.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by FGL to the FHLB.
Funding agreements were issued to the FHLB in 2003, 2004, 2005, 2011 and 2012. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $525.8 and $554.9 at September 30, 2014 and 2013, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $573.2 and $604.9 at September 30, 2014 and 2013, respectively.
Foreign Currency Translation
Local currencies are considered the functional currencies for most of the Company’s operations outside the United States (“U.S”). Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of AOCI. Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.
As of September 30, 2014 and 2013, accumulated losses related to foreign currency translation adjustments of $23.2 and $4.1 (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.
Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $11.6, $9.4 and $1.7 for Fiscal 2014, 2013 and 2012, respectively, are included in “Other expense, net” in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Net Consumer and Other Product Sales
The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is generally not obligated to allow for, and it’s general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net consumer and other product sales.”
The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of “Net consumer and other product sales.”
The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of “Net consumer and other product sales” or an increase of “Cost of consumer products and other goods sold,” based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605, “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.
The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction of “Net consumer and other product sales” and a corresponding asset is reported in “Other assets” in the accompanying Consolidated Balance Sheets.
Insurance Premiums
FGL’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. FGL’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for fixed indexed and fixed rate annuities, IUL policies and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net recognized gains (losses) on investments.
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
Net Investment Gains (Losses)
Net investment gains include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. For the insurance segment, realized gains and losses on the sale of investments are determined using the specific identification method.
Product Fees
Product fee revenue from indexed universal life insurance products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and rider fees that are assessed on a monthly basis, and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.
Oil and natural gas revenues
Compass uses the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at September 30, 2014 were not significant.
Shipping and Handling Costs
Shipping and handling costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company incurred shipping and handling costs of $260.3, $246.1 and $198.2 during Fiscal 2014, 2013 and 2012, respectively.
Advertising Costs
Advertising costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements. The Company incurred advertising costs of $21.5, $23.0 and $20.7 during Fiscal 2014, 2013 and 2012, respectively.
Research and Development Costs
Research and development costs are charged to “Selling, acquisition, operating and general expenses” in the period they are incurred. The Company incurred research and development costs of $47.9, $43.3 and $33.1 during Fiscal 2014, 2013 and 2012, respectively.
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

Gathering and Transportation
Compass generally sells oil and natural gas under two types of agreements which are common in the industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which Compass sells oil or natural gas at the wellhead and collects a price, net of the transportation incurred by the purchaser. In this case, Compass records sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, Compass sells oil or natural gas at a specific delivery point, pays transportation to a third party and receives proceeds from the purchaser with no transportation deduction. In this case, Compass records the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, Compass’ computed realized prices, before the impact of derivative financial instruments, includes revenues which are reported under two separate bases.

Overhead Reimbursement Fees
Compass has classified fees from overhead charges billed to working interest owners, including itself, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. Compass’ share of these charges were $7.5 in Fiscal 2014 and $4.3 from inception to the period ended September 30, 2014 and was classified as oil and natural gas production costs.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Restructuring and Related Charges
Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”) and ASC Topic 712: “Compensation - Nonretirement Post-Employment Benefits,” (ASC 712”). Under ASC 420 and ASC 712, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis.
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
The Company reports restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.
Restructuring and related charges are reflected in “Cost of consumer products and other goods sold” and “Selling, acquisition, operating and general expenses” as applicable (see Note 22, Restructuring and Related Charges).
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of FGL’s insurance subsidiaries during 2012 through 2014 ranged from 0.0% to 6.0% for deferred annuities and FIAs, combined and 0.0% to 5.5% for IULs. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred.
Interest Expense
Interest expense on the Company’s short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method. Interest expense also includes fees on the Company’s credit facilities.

Earnings Per Share (“EPS”)
The Company computes net income (loss) per common share in accordance with ASC Topic 260, “Earnings per Share,” which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate earnings (loss) per share utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common stock on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but shares outstanding are adjusted to reflect the potential dilution that would occur if unvested options, warrants, restricted stock units and unvested restricted stock awards were vested and if outstanding preferred stock was converted to common stock. The dilutive effects of such stock-based compensation awards are calculated using the treasury stock method. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore they are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related other-than-temporary impairments on investment securities of the insurance segment classified as available-for-sale. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company did not provide income taxes on currency translation adjustments prior to Fiscal 2013, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2013, earnings from international subsidiaries are no longer considered to be permanently reinvested by the Company. Net unrealized gains and losses on investment securities classified as available-for-sale by FGL are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized (see Note 13, Goodwill and Intangibles, including DAC and VOBA, net).
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
Offsetting Assets and Liabilities
In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 Disclosures about Offsetting Assets and Liabilities - was adopted by the Company effective October 1, 2013. The Company does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity options and long futures contracts. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued ASU 2013-11, “Income taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists,” which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position; therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2018. The Company has not selected a method for adoption, nor determined the potential effects on our consolidated financial statements.

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

The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Note 4, Acquisitions and Note 21, Income Taxes), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Note 5, Investments, Note 6, Derivative Financial Instruments and Note 9, Fair Value of Financial Instruments), (3) other-than-temporary impairments of available-for-sale investments (see Note 5, Investments), (4) estimates of reserves for loss contingencies, including litigation, regulatory and environmental reserves (see Note 24, Commitments and Contingencies), (5) valuation and impairment recognition for long-lived assets including properties, oil and gas properties, and goodwill and intangibles (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, Note 12, Properties, including oil and natural gas properties, net and Note 13, Goodwill and Intangibles, including DAC and VOBA, net) and (6) VOBA and DAC amortization (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements and Note 13, Goodwill and Intangibles, including DAC and VOBA, net), and (7) reserves for future policy benefits and product guarantees (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements).
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees and amortization of intangibles. As part of the assumption review process that occurred in the quarter ended September 2014 and 2013, changes were made to the surrender rates, earned rates and future index credits to bring the assumptions in line with current and expected future experience. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and corresponding “unlocking” and amortization adjustments, decreasing intangible assets due to increasing net intangible asset amortization by $2.2 in Fiscal 2014. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4.8 during Fiscal 2014. The change in assumptions as of September 30, 2013 resulted in a net increase in future expected margins and corresponding “unlocking” and amortization adjustments, increasing intangible assets and reducing the net intangible asset amortization by $33.1 in Fiscal 2013. These assumptions are also used in the FIA embedded derivative reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45.3 during Fiscal 2013, net of related intangible amortization.

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
Compass sells oil, natural gas and natural gas liquids (“NGLs”) to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Compass’ trade accounts receivable are due from purchasers of oil or natural gas. Compass has the right to offset future revenues against unpaid charges related to wells which it operates. Oil and natural gas trade receivables are generally uncollateralized. The allowance for doubtful oil and natural gas accounts receivable was immaterial as of September 30, 2014. In addition, Compass has other receivables due from participants in oil and natural gas wells for which it serves as the operator.
The Company’s consumer products segment has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 15.7%, 18.0% and 23.0% of the Company’s “Net consumer and other product sales” during Fiscal 2014, 2013 and 2012, respectively. This major customer also represented approximately 13.0% and 11.0% of the Company’s trade accounts receivable, net as of September 30, 2014 and 2013, respectively (see Note 10, Receivables, net).
Approximately 40.2%, 41.0% and 46.0% of the Company’s “Net consumer and other product sales” during Fiscal 2014, 2013 and 2012, respectively, occurred outside of the U.S.. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Concentrations of Financial Instruments
As of September 30, 2014 and 2013, the Company’s most significant investment in one industry was in the banking industry with a fair value of $2,240.3, or 11.6% and $1,892.1, or 11.5%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 85 different issuers with the top ten investments accounting for 40.0% of the total holdings in this industry. As of September 30, 2014 and 2013, the Company had investments in 4 and 19 issuers that exceeded 10% of stockholders’ equity with a fair value of $768.5 and $1,983.7, or 4.0% and 12.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2014 and 2013 had a fair value of $250.0 and $150.7, or 1.3% and 1.0% of the invested assets portfolio, respectively.

Concentrations of Financial and Capital Markets Risk
The Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company expects to continue to face challenges and uncertainties that could adversely affect the Company’s results of operations and financial condition.
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

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 19, Reinsurance) that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board (“CPPIB”). CPPIB has a AAA credit rating from Standard & Poor’s Ratings Services (“S&P”) as of September 30, 2014. As of September 30, 2014 and 2013, the net amount recoverable from Wilton Re was $1,508.8 and $1,337.7, respectively. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Acquisitions
Spectrum Brands’ Acquisition of Stanley Black & Decker’s Hardware and Home Improvement Business
On December 17, 2012, Spectrum Brands completed the Hardware Acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan, closed on April 8, 2013.
The HHI Business is a major manufacturer and supplier of residential locksets, residential builders’ hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. Customers of the HHI Business include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.
The results of the HHI Business operations since December 17, 2012, excluding TLM Taiwan, are included in the Company’s Consolidated Statements of Operations. The results of TLM Taiwan operations since April 8, 2013 are included in the Company’s Consolidated Statements of Operations.
Valuation of Assets and Liabilities
The preliminary fair values of net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business, excluding TLM Taiwan, have been recognized in the Consolidated Balance Sheets based upon their preliminary values at December 17, 2012. The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the TLM Taiwan purchase have been recognized in the Consolidated Balance Sheets based upon their preliminary values at April 8, 2013. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Spectrum Brands’ existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The acquisition accounting for the HHI Business has been finalized.

The valuation of the assets acquired and liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

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

Since the preliminary valuation on December 30, 2012, Spectrum Brands recorded $45.6 of goodwill related to the acquisition of TLM Taiwan on April 8, 2013, and recorded adjustments to the preliminary valuation of assets and liabilities, excluding TLM Taiwan, resulting in a net increase to goodwill of $10.1. The preliminary goodwill increased $9.8 as a result of recording certain state and foreign valuation allowances against deferred tax assets, $2.9 resulting from a reduction in certain property, plant and equipment asset values and $7.0 from changes in working capital and other asset and liability accounts based on new information obtained by Spectrum Brands. The preliminary goodwill decreased $7.7 as a result of the final working capital adjustment related to the December 17, 2012 close and $2.0 as a result of new information related to intangible assets which increased their value. The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period, as well as items identified by management. The provisional measurements of fair value set forth above were finalized on September 30, 2013.
Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. Further adjustments to pre-acquisition contingency amounts will be reflected in the Company’s results of operations.
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
Compass (formerly the EXCO/HGI JV)
Compass was formed on February 14, 2013 through transactions between subsidiaries of EXCO and HGI, resulting in the formation of the General Partner and the Partnership. Under the terms of the respective agreements, Compass acquired certain oil and natural gas assets from EXCO for $725.0 of total consideration, subject to certain customary closing adjustments of $30.5, or a net purchase price of $694.5. Immediately after the closing and the consummation of the transactions, the ownership in the Partnership was 73.5% by HGI and 24.5% by EXCO and 2.0% by the General Partner. In addition, HGI and EXCO each own a 50.0% member interest in the General Partner and each have equal representation on the General Partner’s board of directors. As at September 30, 2014 the ownership of the Partnership and General Partnership translates into an economic ownership of Compass of 74.4%. At the closing, HGI contributed approximately $349.8 in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date) to Compass and EXCO contributed $694.5 of net assets in exchange for cash of $574.8, and retained an interest in the joint venture of $119.1. The payment to EXCO was funded through a combination of cash from HGI’s contribution, and borrowings under the Compass Credit Agreement.
On March 5, 2013, Compass acquired all of the shallow Cotton Valley assets from an affiliate of BG Group for $130.7, after final purchase price adjustments. This acquisition included oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana. The assets acquired by Compass represented an incremental working interest in certain properties previously owned by Compass. The acquisition was funded with borrowings from Compass Credit Agreement.
Compass accounted for the acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 850”). The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the acquisition:

	EXCO's Contributed Assets February 14, 2013		BG Cotton Valley Assets March 5, 2013
	Compass	HGI's Proportionate Interest	Compass	HGI's Proportionate Interest
Assets acquired:
Cash	$0.1	$0.1	$—	$—
Oil and natural gas properties
Unproved oil and natural gas properties	65.1	48.5	7.2	5.4
Proved developed and undeveloped oil and natural gas properties	632.2	471.0	130.9	97.5
Total oil and natural gas properties	697.3	519.5	138.1	102.9
Gas gathering and other assets	32.7	24.5	—	—
Liabilities assumed:
Accounts payable and other current liabilities	(10.8)	(8.0)	—	—
Other liabilities	(24.8)	(18.5)	(7.4)	(5.5)
Total purchase price	$694.5	$517.6	$130.7	$97.4
Compass performed a valuation of the assets acquired and liabilities assumed at February 14, 2013 and March 5, 2013. A summary of the key inputs are as follows:
Oil and Natural Gas Properties - HGI’s proportionate share of the fair value allocated to oil and natural gas properties was $519.5 and $102.9, for Compass and the BG Cotton Valley acquisitions, respectively. The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on the partnership’s internal geological, engineering data and financial data. Compass utilized NYMEX forward strip prices to value the reserves for a period of five years and then held prices flat thereafter. Compass then applied various discount rates depending on the classification of reserves and other risk characteristics.
Gas Gathering Assets - HGI’s proportionate share of the fair value allocated to gas gathering assets was $21.5. The fair value of these assets was determined based on a market approach using other recent transactions involving gathering and processing assets. The earnings before interest taxes depreciation and amortization (“EBITDA”) multiple based on these market transactions was applied to the projected EBITDA of the gas gathering assets in order to calculate the fair value.
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
Supplemental Pro Forma Information
The following table reflects the Company’s unaudited pro forma results for Fiscal 2013 and 2012 as if the results of the Hardware Acquisition and the acquisition of the Company’s interest in Compass were completed on October 1, 2012 and the results of the HHI Business and Compass had been included for each of the full fiscal periods in 2013 and 2012.

	Fiscal
	2013	2012

Revenues:
Reported revenues	$5,543.4	$4,480.7
HHI adjustment	191.8	973.6
Compass adjustment	53.7	149.3
Pro forma revenues	$5,788.9	$5,603.6

Net (loss) income:
Reported net (loss) income	$(69.0)	$110.7
HHI adjustment	4.9	76.1
Compass adjustment	(0.4)	(6.8)
Pro forma net (loss) income	$(64.5)	$180.0

Basic net (loss) income per common share attributable to controlling interest:
Reported net (loss) income per common share	$(0.67)	$0.15
HHI adjustment	0.04	0.55
Compass adjustment	—	(0.05)
Pro forma net (loss) income per common share	$(0.63)	$0.65

Diluted net (loss) income per common share attributable to controlling interest:
Reported diluted net (loss) income per common share	$(0.67)	$0.15
HHI adjustment	0.04	0.54
Compass adjustment	—	(0.05)
Pro forma diluted net (loss) income per common share	$(0.63)	$0.64
Individually Insignificant Acquisitions
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
The results of Black Flag’s operations since October 31, 2011 were included in the accompanying Consolidated Statements of Operations. The purchase price of $43.8 has been allocated to the acquired net assets, including $25.0 of identifiable intangible assets, $15.9 of goodwill, $2.5 of inventories, and $0.4 of properties and other assets.
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

The following table summarizes the consideration paid for Shaser:

November 8, 2012
Negotiated sales price	$50.0
Preliminary working capital adjustment	(0.4)
Final working capital adjustment	0.1
Final purchase price	$49.7
The purchase agreement provides Spectrum Brands with an option, exercisable solely at Spectrum Brands’ discretion, to acquire the remaining 44% interest of Shaser (the “Call Option”). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to the higher of 1.0x trailing revenues or 7.0x adjusted trailing EBITDA for calendar year ended December 31, 2016.
The results of Shaser’s operations since November 8, 2012 were included in the Company’s Consolidated Statements of Operations.
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
The fair values recorded for the assets acquired and liabilities assumed for Shaser, including a reconciliation to the preliminary valuation reported as of December 30, 2012 were as follows:

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
Pre-Acquisition Contingencies Assumed
Spectrum Brands evaluated pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation, Spectrum Brands determined that certain pre-acquisition contingencies were probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands recorded its best estimates for these contingencies as part of the purchase accounting for Shaser.

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

•
Spectrum Brands valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction approach. In estimating the fair value of the non-controlling interest, key assumptions include (i) cash flow projections based on market participant data and estimates by Spectrum Brands management, with net sales estimated to grow at a terminal growth rate of 3.0% annually, income taxes estimated at 35.0%, and amounts discounted using a rate of 17.0%, (ii) financial multiples of companies deemed to be similar to Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $39.1 under this approach.

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
The results of Liquid Fence’s operations since January 2, 2014 were included in the Company’s Consolidated Statements of Operations.
Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Liquid Fence acquisition have been measured at their fair values at January 2, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation. The acquisition accounting for Liquid Fence has been finalized.

The fair values recorded for the assets acquired and liabilities assumed for Liquid Fence were as follows:

January 2, 2014
Cash	$—
Accounts receivable	1.2
Inventories	2.2
Property, plant and equipment, net	0.1
Intangible assets	26.9
Total assets acquired	30.4
Total liabilities assumed	1.6
Total identifiable net assets less goodwill	28.8
Goodwill	7.0
Total identifiable net assets	$35.8
Pre-Acquisition Contingencies Assumed
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to Liquid Fence that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands recorded its best estimates for these contingencies as part of the purchase accounting for Liquid Fence. Further adjustments to pre-acquisition contingency amounts will be reflected in the Company’s results of operations.
Valuation Adjustments
Spectrum Brands performed a valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014.
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

Frederick’s of Hollywood
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

Prior to the transaction, FOH was a publicly listed company and HGI Funding owned all of FOH’s series B preferred stock. In May 2014, HGI Funding acquired part of FOH's Series A preferred stock for $1.5. At that point HGI Funding and certain of the FOH’s other common and preferred shareholders (together, the “Consortium”) beneficially owned 88.6% of FOH’s common stock. Shares of FOH’s shareholders who were not members of the Consortium were repurchased by FOH for $0.27 per share in cash, funded from additional debt incurred by FOH as part of the going-private transaction. Following the completion of the going-private transaction, FOH’s common stock ceased being quoted on the Over-the-Counter Bulletin Board Quarterly Trade (“OTCQB”), and FOH became a privately-held Company owned by the Consortium. The acquisition was accomplished through FOHG, an entity controlled by the Consortium that was formed for the purpose of the transaction. In exchange for their respective holdings in FOH, members of the Consortium received membership units in FOHG proportionate to their prior beneficial interests in FOH. Upon completion of the exchange, FOH became a wholly owned subsidiary of FOHG. HGI Funding exchanged its FOH series A and series B preferred shares for an 62.0% equity interest in FOHG. Immediately following the acquisition described above, the Company assigned and transferred its ownership of interest in FOHG to HGI Global Holdings, LLC, a wholly-owned subsidiary of HGI.
The results of FOH’s operations since May 30, 2014 are included in HGI’s Consolidated Statements of Operations, and are included within the “Corporate and Other” category in HGI’s segment presentation.
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

CorAmerica
In May 2014, FIAM entered into an agreement to acquire a controlling interest in CorAmerica, a commercial real estate investment firm. As part of the transaction, FIAM has acquired a 17.0% member interest and the right to appoint 3 of 5 members of CorAmerica's Board of Directors. Pursuant to the terms of the agreement, and subject to certain repurchase covenants which would give the CorAmerica founders the right to repurchase their interests, FIAM is required to acquire an additional 34.0% in May 2015. At the time of the agreement, the Company concluded that FIAM has the ability to control the operations of CorAmerica for its own benefit, and to consolidate CorAmerica's results of operations and financial position.
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
The following table summarizes acquisition and integration related charges incurred by the Company for Fiscal 2014, 2013 and 2012:

	Fiscal
	2014	2013	2012
SB/RH Merger
Integration costs	$2.4	$3.5	$10.2
Employee termination charges	—	0.2	3.9
Legal and professional fees	—	—	1.5
	2.4	3.7	15.6
HHI Business
Legal and professional fees	2.2	27.7	—
Integration costs	8.7	8.9	—
Employee termination charges	0.2	0.3	—
	11.1	36.9	—

Compass	0.8	9.2	—
CorAmerica	1.1	—	—
Frederick's of Hollywood	0.1	—	—
Liquid Fence	3.5	—	—
FURminator	0.1	2.3	7.9
BlackFlag	—	0.2	3.4
Shaser	0.9	4.8	—
Other	4.4	5.3	7.9
Total acquisition and integration related charges	$24.4	$62.4	$34.8

(5) Investments
The Company’s consolidated investments are summarized as follows:

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Agency residential mortgage-backed securities	104.3	3.1	(0.1)	107.3	107.3
Non-agency residential mortgage-backed securities	1,880.5	137.2	(11.0)	2,006.7	2,006.7
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed-maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	141.2	8.2	(44.9)	104.5	104.5
Total equity securities	786.9	31.2	(50.0)	768.1	768.1
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Other invested assets	164.9	0.1	—	165.0	165.0
Total investments	$18,409.8	$1,001.1	$(158.4)	$19,252.5	$19,252.5

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,505.7	$22.6	$(5.2)	$1,523.1	$1,523.1
Commercial mortgage-backed securities	431.3	24.7	(1.6)	454.4	454.4
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	49.0	(40.8)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.4	(13.4)	1,368.0	1,368.0
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total fixed-maturity securities	15,062.1	491.5	(253.6)	15,300.0	15,300.0
Equity securities
Available-for-sale	274.6	6.7	(10.3)	271.0	271.0
Held for trading	120.1	0.6	(39.2)	81.5	81.5
Total equity securities	394.7	7.3	(49.5)	352.5	352.5
Derivatives	141.7	88.5	(8.4)	221.8	221.8
Asset-based loans	560.4	—	—	560.4	560.4
Other invested assets	31.2	—	—	31.2	31.2
Total investments	$16,190.1	$587.3	$(311.5)	$16,465.9	$16,465.9
Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at September 30, 2014 and 2013, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency residential mortgage-backed securities purchased in 2014 and 2013.

Securities held on deposit with various state regulatory authorities had a fair value of $15,009.3 and $19.4 at September 30, 2014 and 2013, respectively. The increase in securities held on deposit is due to FGL Insurance’s re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company’s legal reserve as prescribed by Iowa regulations.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2014
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$370.0	$372.8
Due after one year through five years	2,297.6	2,360.2
Due after five years through ten years	3,128.9	3,232.7
Due after ten years	5,794.5	6,230.0
Subtotal	11,591.0	12,195.7
Other securities which provide for periodic payments:
Asset-backed securities	1,800.8	1,792.9
Commercial mortgage-backed securities	617.6	636.9
Structured hybrids	474.5	472.0
Agency residential mortgage-backed securities	104.3	107.3
Non-agency residential mortgage-backed securities	1,880.5	2,006.7
Total fixed maturity available-for-sale securities	$16,468.7	$17,211.5

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
FGL analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Agency residential mortgage-backed securities	24.1	(0.1)	0.6	—	24.7	(0.1)
Non-agency residential mortgage-backed securities	274.4	(5.7)	177.0	(5.3)	451.4	(11.0)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial mortgage-backed securities	26.6	(0.5)	4.9	(1.1)	31.5	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.1)	32.2	(1.2)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.5)	477.7	(40.8)
Agency residential mortgage-backed securities	9.8	(0.1)	1.1	(0.2)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S Government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(235.9)	$520.0	$(28.0)	$5,925.9	$(263.9)
Total number of available-for-sale securities in an unrealized loss position		588		78		666
At September 30, 2014 and 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss less than $0.1 as of September 30, 2014.
At September 30, 2014 and 2013, securities with a fair value of $0.2 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments in both periods.

Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for Fiscal 2014, 2013 and 2012, for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Fiscal
	2014	2013	2012
Beginning balance	$2.7	$2.7	$0.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	0.1
Other-than-temporary impairment was not previously recognized	—	—	1.9
Ending balance	$2.7	$2.7	$2.7
For Fiscal 2014, FGL recognized impairment losses in operations totaling $0.7, including credit impairments of $0.6, and change-of-intent impairments of $0.1, related to fixed maturity securities and low income housing tax credit securities with an amortized cost of $1.8 and a fair value of $1.1 at September 30, 2014. For Fiscal 2013, FGL recognized impairment losses in operations totaling $2.9, including credit impairments of $0.8, and change-of-intent impairments of $2.2 related to fixed maturity securities, non-agency residential mortgage-backed securities and low income housing tax credit securities with an amortized cost of $9.6 and a fair value of $6.7 at the time of impairment. For Fiscal 2012, FGL recognized impairment losses in operations totaling $22.8, including credit impairments of $5.7 and change-of-intent impairments of $17.1, as well as non-credit losses in other comprehensive income totaling $1.5 for investments which experienced other-than-temporary impairments and had an amortized cost of $162.3 and a fair value of $138.0 at September 30, 2012.
Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in net income and included in net realized gains on securities were as follows:

	Fiscal
	2014	2013	2012
Other-than-temporary impairments recognized in net income:
Corporates	$—	$1.2	$4.1
Municipals	0.3	—	—
Non-agency residential mortgage-backed securities	0.1	1.2	7.5
Hybrids	—	—	9.7
Other invested assets	0.3	0.5	1.5
Total other-than-temporary impairments	$0.7	$2.9	$22.8

Asset-based Loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and their co-lenders FGL and FSR, included in “Asset-based loans” in the Consolidated Balance Sheets as of September 30, 2014 and 2013, consisted of the following:

	September 30,
	2014	2013
Asset-based loans, net of deferred fees, by major industry:
Electronics	$245.4	$—
Apparel	191.6	252.9
Jewelry	100.1	125.8
Home Furnishings	71.7	—
Manufacturing	56.9	34.3
Transportation	44.3	85.7
Sporting Goods	13.9	25.1
Other	94.9	41.8
Total asset-based loans	818.8	565.6
Less: Allowance for loan losses	7.2	5.2
Total asset-based loans, net	$811.6	$560.4
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of the loan portfolio. The following table presents the activity in its allowance for credit losses for Fiscal 2014, 2013 and 2012:

	Fiscal
	2014	2013	2012
Allowance for credit losses:
Balance at beginning of year	$5.2	$1.4	$—
Provision for credit losses	2.0	3.8	1.4
Balance at end of year	$7.2	$5.2	$1.4

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2014 and 2013, Salus had no outstanding loans that either were delinquent, non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of September 30, 2014 and 2013, there were no impaired loans.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
September 30, 2013	$306.9	$36.7	$222.0	$—	$565.6
At September 30, 2014, approximately $250.0 or 30.8% of the Company’s total Asset-based loans, net balance represent a term loan receivable from a national electric retailer. The aforementioned receivable balance is collateralized by various assets including inventory, real estate, receivables, machinery and equipment and intellectual property rights. In addition, the net exposure is $150.0 as there is non-qualifying participation of $100.0 by a third party. The Company believes that this receivable is adequately collateralized. The Company has assessed the adequacy of its allowance for loan assets and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio.

Net Investment Income
The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2014	2013	2012
Fixed maturity available-for-sale securities	$787.4	$686.2	$707.1
Equity available-for-sale securities	22.8	14.8	14.0
Policy loans	0.7	0.8	0.7
Invested cash and short-term investments	0.3	1.4	4.9
Asset-based loans	41.5	35.4	8.6
Other investments	7.1	12.9	(0.9)
Gross investment income	859.8	751.5	734.4
External investment expense	(17.6)	(16.8)	(11.7)
Net investment income	$842.2	$734.7	$722.7

Net investment gains

“Net investment gains” reported in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2014	2013	2012
Net realized gains before other-than-temporary impairments	$101.9	$332.9	$287.2
Gross other-than-temporary impairments	(0.6)	(2.9)	(24.3)
Non-credit portion of other-than-temporary impairments included in other comprehensive income	—	—	1.5
Net realized gains on fixed maturity available-for-sale securities	101.3	330.0	264.4
Realized gains on equity securities	13.5	12.6	0.9
Net realized gains on securities	114.8	342.6	265.3
Realized gains (losses) on certain derivative instruments	233.8	148.6	(10.3)
Unrealized gains on certain derivative instruments	37.7	20.5	156.3
Change in fair value of other embedded derivatives	(0.1)	—	—
Change in fair value of derivatives	271.4	169.1	146.0
Realized gains (losses) on other invested assets	9.1	(0.1)	(1.3)
Net investment gains	$395.3	$511.6	$410.0
For Fiscal 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $5,033.4, gross gains on such sales totaled $108.5 and gross losses totaled $4.9. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for Fiscal 2014.
For Fiscal 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $8,986.9, gross gains on such sales totaled $351.2 and gross losses totaled $18.3. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for Fiscal 2013.
For Fiscal 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 19, Reinsurance totaled $4,603.0, gross gains on such sales totaled $295.9 and gross losses totaled $13.8. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for Fiscal 2012.

Cash flows from consolidated investing activities by security classification were as follows:

	Fiscal
	2014	2013	2012
Proceeds from investments sold, matured or repaid:
Available-for-sale	$5,084.1	$8,986.9	$5,833.4
Held-to-maturity	—	—	109.6
Trading (acquired for holding)	54.9	92.9	106.1
Derivatives and other	470.2	352.4	157.6
	$5,609.2	$9,432.2	$6,206.7
Cost of investments acquired:
Available-for-sale	$(6,741.2)	$(8,757.5)	$(5,640.1)
Held-to-maturity	—	—	(68.7)
Trading (acquired for holding)	(99.7)	(20.8)	(122.3)
Derivatives and other	(380.5)	(162.5)	(141.6)
	$(7,221.4)	$(8,940.8)	$(5,972.7)

(6) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Asset Derivatives	Classification	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$0.6	$—
Commodity swap and option agreements	Receivables, net	1.3	0.4
Foreign exchange contracts	Other assets	0.3	—
Foreign exchange contracts	Receivables, net	12.0	1.7
Total asset derivatives designated as hedging instruments		14.2	2.1
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	1.9	3.7
Call options	Derivatives	296.3	221.8
Other embedded derivatives	Other invested assets	11.2	—
Foreign exchange contracts	Receivables, net	0.5	0.1
Total asset derivatives		$324.1	$227.7

		September 30,
Liability Derivatives	Classification	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable and other current liabilities	$1.8	$—
Commodity contracts	Accounts payable and other current liabilities	0.1	0.5
Foreign exchange forward agreements	Accounts payable and other current liabilities	—	4.6
Foreign exchange contracts	Other liabilities	—	0.1
Total liability derivatives designated as hedging instruments		1.9	5.2
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	0.3	1.9
FIA embedded derivative	Contractholder funds	1,908.1	1,544.4
Futures contracts	Other liabilities	0.5	1.0
Foreign exchange forward contracts	Accounts payable and other current liabilities	0.1	5.3
Equity conversion feature of preferred stock	Equity conversion feature of preferred stock	—	330.8
Total liability derivatives		$1,910.9	$1,888.6

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
The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations, and within AOCI, for Fiscal 2014, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)				Classification
Fiscal	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest rate contracts	$(1.6)	$—	$—	$(0.9)	$—	$(0.9)	$—	$—	$—		Consumer products cost of goods sold
Commodity contracts	1.9	(2.6)	1.6	0.7	(0.6)	(1.1)	—	—	0.1	(a)	Interest expense
Foreign exchange contracts	0.1	0.9	0.1	0.2	0.9	(0.5)	—	—	—		Net consumer products sales
Foreign exchange contracts	12.7	(0.3)	(3.5)	(2.6)	0.6	(0.6)	—	—	—		Consumer products cost of goods sold
Total	$13.1	$(2.0)	$(1.8)	$(2.6)	$0.9	$(3.1)	$—	$—	$0.1

(a)	Reclassified from AOCI associated with the prepayment of portions of Spectrum Brands’ senior credit facility (see Note 15, Debt).
Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, and the equity conversion feature of the Company’s Preferred Stock, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value, including derivative instruments embedded in FIA contracts, and any changes in the fair value of the derivatives are recognized immediately in the Consolidated Statements of Operations. During Fiscal 2014, 2013 and 2012, the Company recognized the following gains and losses on these derivatives:

Classification	Derivatives Not Designated as Hedging Instruments	Amounts Recognized in Income on Derivatives
		Fiscal
		2014	2013	2012
Revenues:
Net investment gains	Call options	$246.0	$151.6	$100.0
	Futures contracts	25.5	17.5	46.0
	Change in fair value of other embedded derivatives	(0.1)	—	—
Net investment income	Available-for-sale embedded derivatives	—	—	0.4

Operating costs and expenses:
Cost of consumer products and other goods sold	Commodity contracts	$(0.1)	$(0.1)	$—
Benefits and other changes in policy reserves	FIA embedded derivatives	363.7	(6.4)	154.5

Other income and expense:
Loss from the change in the fair value of the equity conversion feature of preferred stock	Equity conversion feature of preferred stock	$(12.7)	$(101.6)	$(156.6)
Other expense, net	Oil and natural gas commodity contracts	(6.6)	(1.3)	—
	Foreign exchange contracts	3.1	(3.6)	5.9

Additional Disclosures
Cash Flow Hedges
When appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2014, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. At September 30, 2013, Spectrum Brands did not have any interest rate swaps outstanding. The derivative net loss on these contracts recorded in AOCI by Spectrum Brands at September 30, 2014 was $0.4 and noncontrolling interest of $0.3. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earning by Spectrum Brands over the next 12 months was $0.8, net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net consumer and other product sales” or purchase price variance in “Cost of consumer products and other goods sold.”
At September 30, 2014, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $226.7. At September 30, 2013, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $255.9. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $5.2, net of tax expense of $3.4 and noncontrolling interest of $3.7. The derivative net loss on these contracts recorded in AOCI at September 30, 2013 was $1.4, net of tax benefit of $0.6 and noncontrolling interest of $0.9. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next twelve months was $5.1, net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2014, Spectrum Brands had a series of zinc swap contracts outstanding through September 2015 for 8 tons with a contract value of $17.4. To hedge brass exposures, at September 30, 2014, Spectrum Brands had a series of zinc and copper swap contracts outstanding through June 2015 for one ton with a contract value of $2.8. At September 30, 2013, Spectrum Brands had a series of zinc swap contracts outstanding through December 2014 for 8 tons of raw materials with a contract value of $16.2. The derivative net gains on these contracts recorded in AOCI at September 30, 2014 and 2013 were insignificant. At September 30, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next twelve months was insignificant.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2014 and 2013, Spectrum Brands had $108.9 and $108.5, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2014, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 25 troy ounces with a contract value of $0.4. At September 30, 2013, Spectrum brands had a series of such swap contracts outstanding through May 2014 for 45 troy ounces with a contract value of $1.0.

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
FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two, three or five year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps, spreads or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains.” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, Compass’ derivative contract counterparties. Changes in the fair value of Compass’ derivative financial instrument contracts, which includes both cash and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the Consolidated Balance Sheets fair value amounts.
Compass’ natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow Compass to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

The following table presents the volumes and fair value of Compass’ oil and natural gas derivative financial instruments as of September 30, 2014 (presented on a calendar-year basis):

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	September 30, 2014
Natural gas:
Swaps:
Remainder of 2014	4,106	$4.15	$0.2
2015	2,715	3.98	(0.1)
Total natural gas	6,821		$0.1
Oil:
Swaps:
Remainder of 2014	68	$91.87	$0.1
2015	186	94.98	1.4
Total oil	254		$1.5
Total oil and natural gas derivatives			$1.6
At September 30, 2013, Compass had outstanding derivative contracts to mitigate price volatility covering 16,018 Billion British Thermal Units (“Mmmbtus”) of natural gas and 375 Thousand Barrels (“Mbbls”) of oil. At September 30, 2014, the average forward NYMEX oil prices per barrel (“Bbl”) for the remainder of 2014 and 2015 were $90.72 and $88.08, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2014 and 2015, were $4.16 and $4.00, respectively.
Compass’ derivative financial instruments covered approximately 72.0% and 74.0% of production volumes for Fiscal 2014 and 2013, respectively.
Other Embedded Derivatives
On June 16, 2014, FGL invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which was based on the actual return of the fund. At September 30, 2014 the fair value of the embedded derivative was $11.2 and the fair value of the fund-linked note was $21.6. At maturity of the fund-linked note, FGL will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in “Fixed maturities” within the accompanying Consolidated Balance Sheets.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant at September 30, 2014 and 2013.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2014, Spectrum Brands did not post cash collateral and at September 30, 2013, Spectrum Brands had posted cash collateral of $0.5 related to such liability positions. In addition, at September 30, 2014 and 2013, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Consolidated Balance Sheets.
Compass places derivative financial instruments with the financial institutions that are lenders under Compass Credit Agreement that it believes have high quality credit ratings. To mitigate risk of loss due to default, Compass has entered into master netting agreements with its counterparties on its derivative financial instruments that allow it to offset its asset position with its liability position in the event of a default by the counterparty.
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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody’s/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,239.9	$92.7	$52.5	$40.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A3/A	2,810.0	108.0	72.5	35.5	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,294.7	85.0	63.0	22.0	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A-	258.0	10.6	—	10.6	120.8	3.4	—	3.4
		$7,602.6	$296.3	$188.0	$108.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit ratings as of September 30, 2014 except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and September 30, 2013, counterparties posted $188.0 and $72.0 of collateral, respectively, of which $135.5 and $72.0 is included in “Cash and cash equivalents” with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $52.5 of non-cash collateral was held by a third-party custodian at September 30, 2014. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 and $149.8 at September 30, 2014 and 2013, respectively.
FGL held 2,348 and 1,693 futures contracts at September 30, 2014 and 2013, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $10.8 and $5.9 at September 30, 2014 and 2013, respectively.

(7) Securitizations and Variable Interest Entities
Collateralized Loan Obligations
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

Included within “Asset-based loans” under Investments in the Consolidated Balance Sheet as of September 30, 2014 and 2013 were asset-based loans of $455.9 and $337.8, respectively, that serve as collateral to the unaffiliated obligations of the CLO of $192.0, net of discount of $1.0 and $181.8, net of discount of $1.1, respectively. The unaffiliated obligations of the CLO are included within “Debt” in the Consolidated Balance Sheet as of September 30, 2014 and 2013. At September 30, 2014 and 2013, the asset-based loans receivable included $292.0 and $302.1, respectively, of seller’s interest.

The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2014 and 2013.

	September 30,
	2014	2013
Maximum loss exposure	$455.9	$337.8

Asset-based loans receivable	$455.9	$337.8
Cash and other assets	35.5	156.7
Total assets of consolidated VIE	$491.4	$494.5

Long-term debt	$484.0	$485.0
Other liabilities	6.7	2.9
Total liabilities of consolidated VIE	$490.7	$487.9

(8) Equity-method Investments
HC2 Holdings Inc. (formerly PTGi Holding, Inc.)
On January 3, 2014, HGI Funding acquired a 40.5% interest in a liquidating equity, HC2 Holdings Inc. (“HC2”), included in equity securities — held for trading, as of September 30, 2014. HGI’s ownership in HC2 has been diluted to 24.7% as of September 30, 2014 as a result of the issuance of additional stock during 2014. The equity method investee is carried at fair market value ($26.5 as of September 30, 2014) using the fair value option under ASC Topic 820.
Compass
The following tables present summarized consolidated financial information of Compass (HGI’s proportionately consolidated equity investment) for Fiscal 2014 and the period subsequent to HGI’s acquisition of the equity interest on February 14, 2013.

	September 30,
	2014	2013
Assets
Total current assets	$50.1	$54.4
Oil and natural gas properties, net	599.4	741.5
Other assets	29.0	32.7
Total assets	$678.5	$828.6

Liabilities and members’ equity
Total current liabilities	$42.9	$44.9
Total long-term liabilities	362.9	397.3
Total members’ equity	272.7	386.4
Total liabilities and members’ equity	$678.5	$828.6

	Year ended September 30, 2014	Inception to Period Ended September 30, 2013
Revenues	$197.5	$121.1
Costs and Expenses
Oil and natural gas direct operating costs	93.5	59.0
Selling, acquisition, operating and general expenses	67.2	49.5
Impairment of proved oil and natural gas properties	109.0	72.8
Total costs and expenses	269.7	181.3
Operating loss	(72.2)	(60.2)
Other expense, net	(19.0)	(8.0)
Net loss	$(91.2)	$(68.2)

(9) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets
Contingent purchase price reduction receivable	$—	$—	$41.5	$41.5
Derivatives:
Interest rate contracts	—	0.6	—	0.6
Commodity swap and option agreements	—	3.2	—	3.2
Foreign exchange contracts	—	12.8	—	12.8
Call options and futures contracts	—	296.3	—	296.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,755.9	37.0	1,792.9
Commercial mortgage-backed securities	—	553.8	83.1	636.9
Corporates	—	8,945.8	850.0	9,795.8
Hybrids	—	1,316.1	—	1,316.1
Municipals	—	1,222.6	37.2	1,259.8
Agency residential mortgage-backed securities	—	107.3	—	107.3
Non-agency residential mortgage-backed securities	—	2,006.7	—	2,006.7
U.S. Government	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	59.2	598.4	6.0	663.6
Trading	104.5	—	—	104.5
Other invested assets	—	2.1	11.2	13.3
Funds withheld receivable	—	154.4	—	154.4
Total financial assets	$279.3	$17,156.4	$1,066.0	$18,501.7

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908.1	$1,908.1
Front Street future policyholder benefit liability	—	—	151.3	151.3
Foreign exchange forward agreements and contracts	—	0.1	—	0.1
Commodity contracts	—	0.4	—	0.4
Futures contracts	—	0.5	—	0.5
Interest rate contracts	—	1.8	—	1.8
Total financial liabilities	$—	$2.8	$2,059.4	$2,062.2

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets
Contingent purchase price reduction receivable	$—	$—	$41.0	$41.0
Derivatives:
Foreign exchange forward agreements	—	1.8	—	1.8
Commodity swap and option agreements	—	4.1	—	4.1
Call options	—	221.8	—	221.8
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	5.0	1,523.1
Commercial mortgage-backed securities	—	448.7	5.7	454.4
Corporates	—	8,957.2	461.1	9,418.3
Hybrids	—	428.8	—	428.8
Municipals	—	1,007.0	—	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6
Non-agency residential mortgage-backed securities	—	1,368.0	—	1,368.0
U.S. Government	790.9	210.9	—	1,001.8
Equity securities
Available-for-sale	—	271.0	—	271.0
Trading	70.8	—	10.7	81.5
Total financial assets	$861.7	$14,536.0	$523.5	$15,921.2

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4
Futures contracts	—	1.0	—	1.0
Foreign exchange forward agreements and contracts	—	10.0	—	10.0
Commodity contracts	—	2.4	—	2.4
Equity conversion feature of preferred stock	—	—	330.8	330.8
Total financial liabilities	$—	$13.4	$1,875.2	$1,888.6
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
FGL measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and FGL will then consistently apply the valuation methodology to measure the security’s fair value. FGL’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. FGL uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market-approach valuation technique is employed, is yields for comparable securities. Increase (decrease) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
FGL did not adjust prices received from third parties as of September 30, 2014 and 2013. However, FGL does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Fair value of FGL's available-for-sale embedded derivative, included in "Other invested assets", is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date. The available-for-sale embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date. Therefore, the Black Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model. The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
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
Pension Plan Assets
See Note 18, Employee Benefit Plans with respect to fair value measurements of the Company’s pension plan assets.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2014 and 2013 are as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Contingent purchase price reduction receivable	Discounted cash flow	Probability of collection	$41.5	$41.0	88% - 96% (92%)	88% - 96% (92%)
		Expected term			4.5 months	9 months
		Discount rate			1%	1%
		Credit insurance risk premium			12%	11%
Asset-backed securities	Broker-quoted	Offered quotes	37.0	5.0	100% - 109% (101%)	103%
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	83.1	5.7	105% - 121% (118%)	96%
Corporates	Broker-quoted	Offered quotes	848.0	404.5	62% - 120% (100%)	0% - 113% (90%)
Corporates	Matrix pricing	Quoted prices	2.0	56.6	142%	90% - 131% (97%)
Municipal	Broker-quoted	Offered quotes	37.2	—	107%	—
Equity	Broker-quoted	Offered quotes	6.0	—	100%	—
	Option Pricing	Risk-adjusted rate	—	10.7	—	25.0%
		Risk-free discount factor			—	0.999
		Risk-adjusted discount factor			—	0.995
		Upward movement factor (Mu)			—	1.1
		Downward movement factor (Md)			—	0.9
		Probability of upward movement (Pu)			—	48.6%
		Probability of downward movement (Pd)			—	51.4%
Other invested assets	Black Scholes model	Net asset value of Anchor Path fund	11.2	—	100%	—
Total			$1,066.0	$523.5

Liabilities
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,908.1	$1,544.4	0% - 50% (3%)	0% - 38% (4%)
		SWAP rates			2% - 3% (2%)	2% - 3% (2%)
		Mortality multiplier			80%	80%
		Surrender rates			0.50% - 75% (7%)	0.50% - 75% (7%)
		Non-performance risk spread			0.25%	0.25%
Front Street future policyholder benefit liability	Discounted cash flow	Non-performance risk spread	151.3	—	0.50% - 1.50%	—
		Risk margin to reflect uncertainty			0.50%	—
Equity conversion feature of preferred stock	Monte Carlo simulation / Option model	Annualized volatility of equity	—	330.8	—	42%
		Discount yield			—	11%
		Non-cash accretion rate			—	0%
		Calibration adjustment			—	0% - 1.0% (0.3%)
Total			$2,059.4	$1,875.2

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
The significant unobservable inputs used in the fair value measurement of the equity investment are revenue multiple and probability of the transaction closing. Significant increases (decreases) in the revenue multiple and the probability of the transaction closing would result in a higher (lower) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2014 and 2013, is based on the 2000 and 1983 annuity tables, respectively and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2014, 2013 and 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Fiscal 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.3)	36.1	—	—	(3.8)	37.0
Commercial mortgage-backed securities	5.7	—	—	83.7	(0.3)	—	(6.0)	83.1
Corporates	461.1	—	19.1	398.1	(11.8)	(2.4)	(14.1)	850.0
Municipals	—	—	2.2	35.0	—	—	—	37.2
Equity securities - trading	10.7	1.3	—	1.5	—	(13.5)	—	—
Equity securities - available-for-sale	—	—	1.2	4.8	—	—	—	6.0
Other invested assets	—	(0.1)	—	11.3	—	—	—	11.2
Total assets at fair value	$523.5	$1.7	$22.2	$570.5	$(12.1)	$(15.9)	$(23.9)	$1,066.0

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$363.7	$—	$—	$—	$—	$—	$1,908.1
Front Street future policyholder benefit liability	—	7.0	—	150.6	—	(6.3)	—	151.3
Equity conversion feature of preferred stock	330.8	12.7	—	—	—	(343.5)	—	—
Total liabilities at fair value	$1,875.2	$383.4	$—	$150.6	$—	$(349.8)	$—	$2,059.4

(a)	The net transfers in and out of Level 3 during Fiscal 2014 were exclusively to or from Level 2.

	Fiscal 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.2)	(10.5)	5.0
Commercial mortgage-backed securities	5.0	—	(0.3)	1.0	—	—	—	5.7
Corporates	135.3	(0.3)	(13.4)	406.0	(9.6)	(23.1)	(33.8)	461.1
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities - trading	—	—	—	10.7	—	—	—	10.7
Equity securities - available-for-sale	—	0.2	—	10.5	(10.7)	—	—	—
Total assets at fair value	$206.0	$(0.1)	$(14.0)	$428.2	$(20.3)	$(23.3)	$(53.0)	$523.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4
Equity conversion feature of preferred stock	232.0	101.6	—	—	—	(2.8)	—	330.8
Total liabilities at fair value	$1,782.8	$95.2	$—	$—	$—	$(2.8)	$—	$1,875.2

(a)	The net transfers in and out of Level 3 during Fiscal 2013 was exclusively to or from Level 2.

	Fiscal 2012
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$—	$41.0	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	374.5	—	7.4	410.7	—	(38.8)	(737.9)	15.9
Commercial mortgage-backed securities	—	—	—	5.0	—	—	—	5.0
Corporates	159.7	—	(3.6)	1.3	(26.8)	(14.2)	18.9	135.3
Hybrids	5.2	—	(0.1)	—	—	—	3.7	8.8
Municipals	—	—	0.1	10.2	—	—	(10.3)	—
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	(3.3)	—
Non-agency residential mortgage-backed securities	3.8	(0.1)	—	—	(0.5)	(0.3)	(2.9)	—
Total assets at fair value	$546.5	$40.9	$3.8	$427.2	$(27.3)	$(53.3)	$(731.8)	$206.0

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,396.3	$154.5	$—	$—	$—	$—	$—	$1,550.8
Equity conversion feature of preferred stock	75.4	156.6	—	—	—	—	—	232.0
Available-for-sale embedded derivatives	0.4	(0.4)	—	—	—	—	—	—
Total liabilities at fair value	$1,472.1	$310.7	$—	$—	$—	$—	$—	$1,782.8

(a)	The net transfers in and out of Level 3 during Fiscal 2012 was exclusively to or from Level 2.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for Fiscal 2014. FGL transferred $79.3 U.S. Government securities from Level 1 into Level 2 during Fiscal 2013 reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for Fiscal 2012.

Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during Fiscal 2014, 2013 and 2012 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2014, 2013 and 2012. Accordingly, FGL’s assessment resulted in a net transfer out of Level 3 of $23.9 related to asset-backed securities, commercial mortgage-backed securities and corporate securities during Fiscal 2014, a net transfer out of Level 3 of $53.0 related to asset-backed securities, corporate and hybrid securities during Fiscal 2013, and a net transfer out of $731.8 related to asset-backed, corporate, hybrid, municipal and residential mortgage-backed securities during Fiscal 2012.

Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
As discussed in Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. As a result of this evaluation, Compass impaired approximately $6.1 and $10.3 of undeveloped properties which were transferred to the depletable portion of the full cost pool during Fiscal 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties.
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

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are summarized as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,319.2	$—	$—	$1,319.2	$1,319.2
Other invested assets	—	—	151.7	151.7	151.7
Asset-based loans	—	—	811.6	811.6	811.6
Total financial assets	$1,319.2	$—	$963.3	$2,282.5	$2,282.5

Liabilities (a)
Total debt (b)	$—	$5,308.5	$—	$5,308.5	$5,157.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$5,308.5	$13,108.8	$18,417.3	$19,713.2

	September 30, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,899.7	$—	$—	$1,899.7	$1,899.7
Other invested assets	—	—	31.2	31.2	31.2
Asset-based loans	—	—	560.4	560.4	560.4
Total financial assets	$1,899.7	$—	$591.6	$2,491.3	$2,491.3

Liabilities (a)
Total debt (b)	$—	$4,773.2	$—	$4,773.2	$4,896.1
Redeemable preferred stock, excluding equity conversion feature	—	—	377.1	377.1	329.4
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Total financial liabilities	$—	$4,773.2	$12,755.7	$17,528.9	$18,929.3

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Mortgage Loans on Real Estate (included within Other Invested Assets)

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of the mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.

In September 2013, FGL initiated a commercial loan program with Principal Real Estate Investors (“Principal”). FGL has funded twelve commercial mortgage loans (“CMLs”) originated and serviced by Principal with a fair value of $135.4 at September 30, 2014, which is equal to amortized cost, as these loans were recently originated, none are past due, there are no material credit concerns with the borrower or the property and there has not been material changes in market interest since origination. Principal monitors the status of the payment obligations, the credit quality of the borrower and the property as well as for other events that may impact the performance and principal repayment of the CMLs. Additionally, FGL reviews Principal’s valuation methodologies and processes to perform assessments. A CML’s current standing and payment obligations are material factors in evaluating CMLs carrying value. At September 30, 2014, all twelve CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.

Policy Loans (included within Other Invested Assets)
Also included in other invested assets are policy loans. FGL has not attempted to determine the fair values associated with its policy loans, as they believe any differences between carrying value and the fair values afforded these instruments are immaterial to its consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived.

Valuation Methodology
Investment contracts include deferred annuities, FIA, IUL and immediate annuities. The fair values of deferred annuity, FIA, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2014 and 2013, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
The fair value of Preferred Stock, excluding the equity conversion feature, is derived under the same model and using the same inputs and assumptions, as is used to determine the fair value of the equity conversion feature of said redeemable preferred stock, as is discussed in the disclosures pertaining to financial instruments measured at fair value above.
The fair value of the asset-based loans originated by Salus approximate their carrying value, as those loans carry a variable rate, are revolving in nature, and can be settled at the demand of either party.

(10) Receivables, net
“Receivables, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2014	2013
Trade accounts receivable
Consumer products	$487.7	$518.7
Oil and natural gas	20.3	16.7
Other	0.6	—
Total trade accounts receivable	508.6	535.4
Less: Allowance for doubtful trade accounts receivable	48.6	37.4
Total trade accounts receivable, net	460.0	498.0
Contingent purchase price reduction receivable (Note 24)	41.5	41.0
Other receivables	83.6	72.3
Total receivables, net	$585.1	$611.3
The following is an analysis of the allowance for doubtful trade accounts receivable:

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments	Balance at End of Period
Fiscal 2014	$37.4	$7.4	$(2.4)	$6.2	$48.6
Fiscal 2013	21.9	15.5	—	—	37.4
Fiscal 2012	14.1	7.8	—	—	21.9

(11) Inventories, net
“Inventories, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2014	2013
Raw materials	$104.1	$97.3
Work-in-process	35.3	40.6
Finished goods	495.8	495.0
Total inventories, net	$635.2	$632.9

(12) Properties, including Oil and Natural Gas Properties, net
Properties, including oil and natural gas properties, net, consist of the following:

	September 30,
	2014	2013
Oil and natural gas properties (full cost accounting method)
Unproved oil and natural gas properties and development costs not being amortized	$20.2	$36.4
Proved developed and undeveloped oil and natural gas properties	493.9	546.0
Less: Accumulated depletion	(68.4)	(30.1)
Total oil and natural gas properties, net	445.7	552.3
Other properties
Land, buildings and improvements	166.9	169.8
Gas gathering assets	21.1	21.1
Machinery, equipment and other	496.3	420.6
Capitalized leases	99.3	67.7
Construction in progress	32.3	46.8
Total other properties, at cost	815.9	726.0
Less: Accumulated depreciation	353.0	285.0
Total other properties, net	462.9	441.0
Total properties, including oil and natural gas properties, net	$908.6	$993.3
In Fiscal 2014 and 2013, Compass recognized impairments of $81.0 and $54.3 (representing HGI’s proportionate share), respectively, to proved oil and natural gas properties. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements and Note 9, Fair Value of Financial Instruments for additional information.

(13) Goodwill and Intangibles, including DAC and VOBA, net
The changes in the carrying amounts of goodwill and intangible assets, including DAC and VOBA balances, were as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2012	$694.2	$841.1	$873.9	$104.3	$169.2	$1,988.5
Acquisitions (Note 4)	786.6	331.0	188.3	—	—	519.3
Deferrals	—	—	—	—	147.4	147.4
Less: Components of amortization -
Periodic amortization	—	—	(77.8)	(194.6)	(62.1)	(334.5)
Interest	—	—	—	21.8	9.5	31.3
Unlocking	—	—	—	35.8	7.3	43.1
Adjustment for unrealized investment losses, net	—	—	—	258.0	69.3	327.3
Effect of translation	(4.1)	6.0	0.7	—	—	6.7
Balance at September 30, 2013	1,476.7	1,178.1	985.1	225.3	340.6	2,729.1
Acquisitions (Note 4)	65.8	46.7	23.5	—	—	70.2
Deferrals	—	—	—	—	239.0	239.0
Less: Components of amortization -
Periodic amortization	—	—	(81.7)	(92.4)	(58.0)	(232.1)
Interest	—	—	—	15.0	13.6	28.6
Unlocking	—	—	—	21.6	2.7	24.3
Adjustment for unrealized investment (gains), net	—	—	—	(82.7)	(74.1)	(156.8)
Effect of translation	(17.7)	(8.9)	(9.7)	—	—	(18.6)
Balance at September 30, 2014	$1,524.8	$1,215.9	$917.2	$86.8	$463.8	$2,683.7
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

During Fiscal 2014, Spectrum Brands recorded an adjustment of $3.5 to goodwill to finalize the purchase accounting for the acquisition of the HHI Business from Stanley Black & Decker. The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.

During Fiscal 2014, the Company recorded additions to goodwill and intangible assets related to the acquisitions of Liquid Fence, FOH and CorAmerica. See Note 4, Acquisitions, for further detail.
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment gains and losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of September 30, 2014 and 2013, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(164.2) and $(81.4), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains)/losses of $(55.5) and $18.6, respectively. Amortization of VOBA for Fiscal 2014, 2013 and 2012 was $55.8, $137.0 and $145.5, respectively. Amortization of DAC for Fiscal 2014, 2013 and 2012 was $41.7, $45.3 and $15.2, respectively. Accumulated amortization of VOBA for Fiscal 2014 and 2013 was $338.4 and $270.5, respectively.
The above DAC balances include $32.7 and $26.2 of DSI, net of shadow adjustments, as of September 30, 2014 and 2013, respectively.

Definite lived intangible assets are summarized as follows:

	September 30, 2014			September 30, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$877.1	$(204.6)	$672.5	$885.9	$(160.8)	$725.1	15 to 20 years
Trade names	171.1	(61.0)	110.1	171.6	(44.7)	126.9	1 to 12 years
Technology assets	192.2	(57.6)	134.6	172.1	(39.0)	133.1	4 to 17 years
	$1,240.4	$(323.2)	$917.2	$1,229.6	$(244.5)	$985.1

Amortization expense for definite lived intangible assets is as follows:

	Year ended September 30,
	2014	2013	2012
Customer relationships	$46.7	$44.9	$40.2
Trade names	16.4	16.6	14.4
Technology assets	18.6	16.3	9.1
	$81.7	$77.8	$63.7

The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $77.5 per year.
The weighted average amortization period for VOBA is approximately 4.8 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$42.8
2016	38.4
2017	31.2
2018	25.0
2019	25.5
2020 and thereafter	88.1

(14) Accounts Payable and Other Current Liabilities
“Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2014	2013
Accounts payable	$535.7	$530.3
Accrued expenses and other	215.8	206.1
Wages and benefits	157.5	134.2
Accrued interest	57.9	53.4
Income taxes payable	39.9	48.9
Oil and natural gas revenues and royalties payable	14.4	14.9
Restructuring and related charges	11.8	16.7
Accrued dividends on Preferred Stock	—	8.2
Total accounts payable and other current liabilities	$1,033.0	$1,012.7

(15) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
HGI:
7.875% Senior Secured Notes, due July 15, 2019	$604.4	7.9%	$925.0	7.9%
7.75% Senior Unsecured Notes, due January 15, 2022	750.0	7.8%	—	—%
Spectrum Brands:
CAD Term Loan, due December 17, 2019	34.2	5.1%	81.4	5.1%
Term Loan, due September 4, 2017 (Tranche A)	648.4	3.0%	850.0	3.0%
Term Loan, due September 4, 2019 (Tranche C)	509.9	3.6%	300.0	3.6%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513.3	4.6%
Euro Term Loan, due September 4, 2019	283.3	3.8%	—	—%
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
ABL Facility, expiring May 24, 2017	—	2.5%	—	5.7%
Other notes and obligations	36.6	8.8%	28.5	8.5%
Capitalized lease obligations	94.7	6.1%	67.4	6.2%
FGH
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%
Compass
Compass Credit Agreement, due February 14, 2018	243.2	2.7%	271.2	2.7%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	193.0	6.7%	182.9	6.6%
Secured borrowings under non-qualifying loan participations	106.8	10.8%	—	—%
Total	5,194.5		4,909.7
Original issuance (discounts) premiums on debt, net	(36.7)		(13.6)
Total debt	5,157.8		4,896.1
Less current maturities	96.7		102.9
Non-current portion of debt	$5,061.1		$4,793.2

Aggregate scheduled maturities of debt as of September 30, 2014 are as follows:

Fiscal Year	Scheduled Maturities
	HGI - Parent Only	Consolidated
2015	$—	$97.4
2016	—	77.6
2017	—	563.7
2018	—	256.3
2019	604.4	1,470.9
Thereafter	750.0	2,728.6
	$1,354.4	$5,194.5

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
The remaining 10.625% Notes were redeemed by the trustee on January 23, 2013. In connection with the Tender Offer and Satisfaction and Discharge, HGI recorded $58.9 of charges to “Interest Expense” in the Consolidated Statements of Operations for Fiscal 2013, consisting of $45.7 cash charges for fees and expenses related to the Tender Offer, $0.2 cash charges related to the Satisfaction and Discharge and $13.0 of non-cash charges for the write down of debt issuance costs and net unamortized discount.
The 7.875% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The 7.875% Notes were issued at an aggregate price equal to 99.36% of the principal amount thereof, with a net original issue discount of $4.5. Interest on the 7.875% Notes is payable semi-annually, through July 15, 2019. The 7.875% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in HGI’s direct subsidiaries (with the exception of Zap.Com, but including Spectrum Brands, FSHoldco, HGI Energy and HGI Funding) and the HGI’s directly held cash and investment securities.
In connection with the 7.875% Note offering the Company recorded $20.0 of fees during Fiscal 2013. These fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
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
The indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as FGL and HGI Funding. At September 30, 2014, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
On July 18, 2013, HGI entered into a Purchase Agreement, as amended by the Purchase Agreement Amendment dated as of July 19, 2013 (as so amended, the “Purchase Agreement”). In connection with the Purchase Agreement, on July 23, 2013, HGI issued $225.0 aggregate principal amount of 7.875% senior secured notes due 2019. The New 7.875% Notes were issued under the same indenture governing the 7.875% Notes by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee. The New 7.875% Notes were priced at 101.50% of par plus accrued interest from July

15, 2013. In connection with the New 7.875% Notes offering the Company recorded $5.1 of fees during Fiscal 2013. These fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013, and are being amortized to interest expense utilizing the effective interest method over the term of the New 7.875% Notes.
In January 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022. The 7.75% Notes were priced at 100% of par plus accrued interest from January 21, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the 7.75% Notes offering, the Company recorded $5.6 of fees during Fiscal 2014. These fees were classified as "Other assets" in the accompanying Consolidated Balance Sheets as of September 30, 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.75% Notes.
In May 2014, HGI exchanged $320.6 of its outstanding Senior Secured Notes for $350.0 aggregate principal amount of Additional 7.75% Notes. On May 30, 2014, participating holders received $1,091.7 principal amount of Additional 7.75% Notes for each $1,000 principal amount of Senior Secured Notes. As part of the exchange the Company also received modifications to the indenture governing the Senior Secured Notes, increasing the Company’s ability to make certain restricted payments, such as repurchases of the Company's common stock. Following settlement, HGI had $604.4 in aggregate principal amount of the Senior Secured Notes outstanding and $550.0 in aggregate principal amount of 7.75% Notes due 2022 outstanding.
In September 2014, the Company issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022. The September 2014 Notes were priced at 100% of par plus accrued interest from July 15, 2014. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the September 2014 Notes offering, the Company recorded $3.7 of fees during Fiscal 2014. These fees were classified as "Other assets" in the accompanying Consolidated Balance Sheets as of September 30, 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the September 2014 Notes. The September 2014 Notes were incremental to, and will vote together with the $550.0 aggregate principal amount of the 7.75% Notes. The terms are the same as those of the 7.75% Notes except that the September 2014 Notes were subject to a separate registration rights agreement and were issued initially under a CUSIP number that is different from that of the existing notes.
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
Spectrum Brands
Term Loan
In December 2012, Spectrum Brands entered into a senior term loan facility, which matures on December 17, 2019, and provides for borrowings in an aggregate principal amount of $800.0, with $100.0 in Canadian dollar equivalents (the "HHI Term Loan") in connection with the acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Term Loan proceeds was used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370.2 prior to refinancing. In connection with the refinancing, Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the former term loan facility totaling $5.5 as an adjustment to interest expense during Fiscal 2013.
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
In December 2013, Spectrum Brands amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215.0 and €225.0 (the "Euro Term Loan Debt"). The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019 and had an aggregate amount outstanding of $513.3 prior to refinancing. The $215.0 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the refinancing of the Term Loan totaling $9.2 as an adjustment to interest expense during Fiscal 2014.

The additional Tranche C and Euro Term Loan debt were issued at a 0.125% discount and recorded net of the discount incurred. Of this discount, $0.5 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $0.1 is reflected as an increase to interest expense during Fiscal 2014. In connection with the refinancing of a portion of the Term Loan, Spectrum Brands recorded $7.2 of fees during Fiscal 2014, of which $5.2 is classified as debt issuance costs within the accompanying Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2.1 reflected as an increase to interest expense during Fiscal 2014.
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
The HHI Term Loan was issued at a 1.0% discount and recorded net of the $8.0 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the issuance of the HHI Term Loan, Spectrum Brands recorded $19.3 of fees during Fiscal 2013, of which $16.9, were classified as Debt issuance costs within “Other assets” in the accompanying Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the HHI Term Loan with the remainder of $2.4 reflected as an increase to interest expense during Fiscal 2013.
The tranches related to the amendment of the Term Loan were issued at a 0.5% discount and recorded net of the $5.8 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the amendment of the Term Loan, Spectrum Brands recorded $16.4 of fees during Fiscal 2013 which were classified as Debt issuance costs within “Other assets” in the accompanying Consolidated Balance Sheets and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan.
6.75% Notes
In March 2012, Spectrum Brands issued $300.0 aggregate principal amount of its 6.75% Senior Notes due 2020 (the “6.75% Notes”) at par. The 6.75% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries of Spectrum Brands.
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
Spectrum Brands recorded $6.3 of fees in connection with the offering of the 6.75% Notes during Fiscal 2012. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 6.75% Notes.

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
Spectrum Brands recorded $12.9 of fees in connection with the offering of the 6.375% Notes during Fiscal 2014 and $14.1 of fees in connection with the offering of the 6.625% Notes during Fiscal 2013. The fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.

ABL Facility
In December 2012, Spectrum Brands exercised its option to increase its asset based lending revolving credit facility (the “ABL Facility”) from $300.0 to $400.0 and extend the maturity to May 24, 2017. In connection with the increase and extension, Spectrum Brands incurred $0.3 of fees during Fiscal 2013. The fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
In March 2013, Spectrum Brands amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, Spectrum Brands incurred $0.2 of fees during Fiscal 2013. The fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
In connection with the December 2013 amendment of the Term Loan, Spectrum Brands amended its asset based lending revolving credit facility to obtain certain consents to the amendment of the senior credit agreement. In connection with the amendment, Spectrum Brands incurred fees and expenses that were included in the amounts recorded above related to the amendment of the Term Loan.
As a result of borrowings and payments under the ABL Facility, at September 30, 2014, Spectrum Brands had aggregate borrowing availability of approximately $266.9, net of lender reserves of $6.4 and outstanding letters of credit of $51.0.
FGL
In March 2013, FGH issued $300.0 aggregate principal amount of 6.375% senior notes due April 1, 2021, at par (the “FGL Senior Notes”). Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013. FGL used a portion of the net proceeds from the issuance to pay a $73.0 dividend to HGI.
In connection with the offering, FGL capitalized $10.2 of debt issuance costs during Fiscal 2013. The fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized to the redemption date using the straight-line method over the remaining term of the debt.
The indenture governing the FGL Senior Notes contains a number of covenants that, among other things, limit or restrict FGH’s ability and the ability of FGH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the FGL Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the FGL Senior Notes have investment grade ratings from both Moody’s and S&P. FGH is in compliance with all such covenants.
In August 2014, FGH, as borrower, and FGL as guarantor, entered into a three-year $150.0 unsecured revolving credit facility (the “FGL Credit Agreement”) with certain lenders and RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the credit facility may be used for working capital and general corporate purposes. As of September 30, 2014, FGL had not drawn on the revolver.
The FGL Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGH and its subsidiaries to incur debt and issue certain capital stock, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, change the nature of its business, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness (including the FGL Senior Notes), make investments, modify certain agreements, enter into restrictive agreements or change its accounting policies. The FGL Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, under the FGL Credit Agreement, FGH is required to comply with the following financial maintenance covenants at the end of each fiscal quarter: (1) FGH’s total shareholders’ equity (as defined in the FGL Credit Agreement) shall not be less than the sum of (a) $910.0, (b) 50% of FGH’s consolidated net income (as defined in the FGL Credit Agreement) since the closing date and (c) 50% of all equity issuances of FGL since the closing date and (2) FGH’s debt to total capitalization (as defined in the FGL Credit Agreement) shall not be more than 35%. FGH is in compliance with all such covenants.
Compass Credit Agreement
In connection with its formation, Compass entered into the Compass Credit Agreement which had an initial borrowing base of $400.0. Borrowings under Compass Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value (as defined in the agreement) of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. As of September 30, 2014, $327.0 was drawn under this agreement and HGI’s proportionate share of the obligation was $243.2. The interest rate grid ranges from London Interbank Offered Rate (“LIBOR”) plus 175 Basis Points (“bps”) to 275 bps (or Alternate Base Rate (“ABR”) plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. In October 2014, the borrowing base of $400.0 was reaffirmed as a result of the semi-annual redetermination. The Compass Credit Agreement matures on February 14, 2018.
Pursuant to the agreement, within 60 days of formation of Compass, the partnership was required to enter into derivative financial instruments covering not less than 75% of its forecasted proved producing natural gas production for 2013 and 50% of such forecasted production for 2014. Compass is permitted to have derivative financial instruments covering no more than 100% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
The Compass Credit Agreement sets forth the term and conditions under which Compass is permitted to pay a cash distribution to the holders of equity interests and provides that Compass may declare and pay a cash distribution to the extent of available cash, as defined in the Compass Credit Agreement, so long as, in each case, on the date of and after giving effect to such distributions, (i) no default exists, (ii) borrowing base usage, as defined in the Compass Credit Agreement, is not greater than 90%, and (iii) Compass is in compliance with the financial covenants.
The financial covenants contained in the Compass Credit Agreement require that Compass:

•	maintain a consolidated current ratio (as defined in the agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit Compass’ ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

As of September 30, 2014, Compass was in compliance with these covenants.
Salus
Long-term debt of the consolidated VIE include the unaffiliated obligations of a CLO VIE of $193.0, as of September 30, 2014. In February 2013 and September 2013, Salus completed a CLO securitizations of collateralized loan obligations of up to $550.0 notional aggregate principal amount (of which $484.0 notional aggregate principal amount was drawn on September 30, 2014.)

The CLO was funded with $331.1 of the asset-based loan receivables that it had originated through that date, of which $182.9 was taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.25% to LIBOR plus 11.50%. See Note 7, Securitizations and Variable Interest Entities, for additional information with respect to the securitization.
Salus also acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2014, Salus had $106.8 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests".

(16) Temporary Equity
Series A and A-2 Preferred Stock
On May 13, 2011 and August 5, 2011, the Company issued 280 thousand shares of Series A Preferred Stock and 120 thousand shares of Series A-2 Preferred Stock, respectively, in private placements pursuant to securities purchase agreements, for aggregate gross proceeds of $400.0. The Preferred Stock (i) was redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on May 13, 2018, (ii) was convertible into the Company’s common stock at an initial conversion price of $6.50 per share for the Series A and $7.00 per share for the Series A-2, both subject to anti-dilution adjustments, (iii) had a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrued a cumulative quarterly cash dividend at an annualized rate of 8% and (v) had a quarterly non-cash principal accretion at an annualized rate of 4% that would be reduced to 2% or 0% if the Company achieved specified rates of growth measured by increases in its net asset value. Effective April 1, 2012, and October 1, 2012, such accretion rate was reduced from, respectively, 4% to 2% for the remainder of Fiscal 2012, and then from 2% to 0% for the period subsequent to Fiscal 2012, as a result of achieving a specified level of growth in the Company’s net asset value as calculated in accordance with the terms of the certificates of designation governing the Preferred Stock. The Preferred Stock was entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock.
During Fiscal 2014 and 2013, the Company received and duly executed requests to convert a total of 19 thousand and 6 thousand shares of Series A-2 Preferred Stock, respectively, resulting in the issuance of 2.9 million and 852 thousand shares, respectively of the Company’s common stock.
Further, as discussed in Note 1, Basis of Presentation and Nature of Operations, on May 15, 2014, the Company exercised its option to convert all but one of the 280 thousand Series A Preferred Shares, and all of the 95 thousand outstanding shares of Series A-2 Preferred Stock, into an aggregate of 59.1 million shares of common stock of the Company. The remaining Series A Preferred Share will not be entitled to receive any dividends or distributions, and remains to preserve certain governance rights as set forth in the certificate of designation.
Upon converting the outstanding preferred stock, the Company recognized a loss of $43.9, representing the difference between the fair value of the common stock issued on the conversion date and the aggregate recorded value of the preferred stock and the fair value of the equity conversion option as of the conversion date.

(17) Permanent Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, amortization of deferred gains and losses associated with the Company's pension plans and unrealized gains and losses on debt and equity securities held as available for sale, net of shadow adjustments to intangibles. The foreign currency translation gains and losses for Fiscal 2014, 2013 and 2012 were primarily attributable to the impact of translation of the net assets of the Spectrum Brands’ European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Peso and Brazilian Real. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, and prior to September 30, 2012, Spectrum Brands did not provide income taxes on currency translation adjustments, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2012, Spectrum Brands is no longer considering current and future earnings from international subsidiaries to be permanently reinvested, except for locations where it is precluded by certain restrictions from repatriating earnings.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 6, Derivative Financial Instruments.
For information pertaining to the reclassification of unrealized gains and losses on debt and equity securities held as available for sale, see Note 5, Investments, and Note 13, Goodwill and Intangibles, including DAC and VOBA, net, for the related shadow adjustments.
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Permanent Equity, as of September 30, 2014 and 2013, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than- temporary Impairments	Other Unrealized Gains (Losses) — Cash Flow Hedges	Actuarial Adjustments to Pension Plans	Cumulative Translation Adjustments	Total
Cumulative components at September 30, 2014:
Gross amounts (after reclassification adjustments)	$762.2	$(1.0)	$13.1	$(36.2)	$(42.8)	$695.3
Intangible assets adjustments	(220.0)	0.4	—	—	—	(219.6)
Tax effects	(190.1)	0.2	(3.9)	0.8	3.5	(189.5)
Noncontrolling interest	(68.5)	—	(3.8)	13.6	16.1	(42.6)
	$283.6	$(0.4)	$5.4	$(21.8)	$(23.2)	$243.6
Cumulative components at September 30, 2013:
Gross amounts (after reclassification adjustments)	$235.7	$(1.0)	$(2.6)	$(28.9)	$(10.3)	$192.9
Intangible assets adjustments	(63.2)	0.4	—	—	—	(62.8)
Tax effects	(61.1)	0.2	0.3	(0.8)	3.5	(57.9)
Noncontrolling interest	—	—	0.9	11.9	2.7	15.5
	$111.4	$(0.4)	$(1.4)	$(17.8)	$(4.1)	$87.7
Restricted Net Assets of Subsidiaries
HGI’s equity in restricted net assets of consolidated subsidiaries was approximately $1,941.0 as of September 30, 2014, representing 134.6% of HGI’s consolidated stockholders’ equity as of September 30, 2014 and consisted of net assets of FGL, Spectrum Brands and HGI Energy, less noncontrolling interest, which were restricted as to transfer to HGI in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.
Stock Repurchase Program
In May 2014, the Company’s Board of Directors authorized a stock repurchase program for an aggregate of up to $100.0 of common stock. The repurchase program authorizes purchases to be made from time to time in one or more open market or private transactions. The manner of purchase, the number of shares to be purchased and the timing of purchases are be based on the price of HGI’s common stock, general business and market conditions and applicable legal requirements, and is subject to the discretion of HGI’s management. The program does not require HGI to purchase any specific number of shares or any shares at all, and may be suspended, discontinued or re-instituted at any time without prior notice.
A summary of the stock repurchase activity under the $100.0 stock repurchase program authorized by HGI's Board of Directors earlier in Fiscal 2014 is summarized as follows (share amounts in thousands):

	Shares repurchased	Weighted-Average Price per Share	Amount Repurchased
Cumulative balance at September 30, 2014	5,197	$12.62	$65.6
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. Upon repurchase, the Company retires the stock and records the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital.

(18) Employee Benefit Obligations
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
Spectrum Brands
Spectrum Brands has various defined benefit pension plans (the “Spectrum Brands Pension Plans”) covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service. Spectrum Brands funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with Spectrum Brands’ funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.
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
Spectrum Brands also provides postretirement life insurance and medical benefits to certain retirees under separate contributory plans.
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

The following tables provide additional information on the Company’s pension and other postretirement benefit plans which principally relate to Spectrum Brands:

	Pension and Deferred Compensation Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation, beginning of year	$274.5	$260.7	$0.4	$0.6
Liabilities assumed through acquisitions	—	14.7	—	—
Service cost	3.5	3.0	—	—
Interest cost	11.2	10.6	—	—
Actuarial loss (gain)	15.3	1.1	—	(0.1)
Participant contributions	—	0.1	—	—
Curtailments	—	(1.5)	—	(0.1)
Benefits paid	(11.5)	(17.4)	—	—
Foreign currency exchange rate changes	(5.9)	3.2	—	—
Benefit obligation, end of year	$287.1	$274.5	$0.4	$0.4
Change in plan assets
Fair value of plan assets, beginning of year	$190.8	$168.6	$—	$—
Assets acquired through acquisitions	—	6.7	—	—
Actual return on plan assets	13.8	18.3	—	—
Employer contributions	13.8	12.9	—	—
Employee contributions	—	0.1	—	—
Benefits paid	(11.5)	(17.4)	—	—
Foreign currency exchange rate changes	(2.4)	1.6	—	—
Fair value of plan assets, end of year	$204.5	$190.8	$—	$—
Accrued Benefit Cost / Funded Status	$(82.6)	$(83.7)	$(0.4)	$(0.4)
Range of assumptions:
Discount rate	2.0% to 13.5%	1.8% to 13.0%	4.7%	4.7%
Expected return on plan assets	2.0% to 7.5%	3.6% to 7.8%	N/A	N/A
Rate of compensation increase	2.3% to 5.5%	2.3% to 5.5%	N/A	N/A
The net underfunded status as of September 30, 2014 and 2013 of $82.6 and $83.7, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations.” Included in AOCI as of September 30, 2014 and 2013 were unrecognized net losses of $21.8, net of tax benefit of $0.8 and noncontrolling interest of $13.6, and $17.8, net of tax expense of $0.8 and noncontrolling interest of $11.9, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during the fiscal year ending September 30, 2015 (“Fiscal 2015”) is $0.9.
At September 30, 2014, the Company’s total pension and deferred compensation benefit obligation of $287.1 consisted of $91.0 associated with U.S. plans and $196.1 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $204.5 consisted of $78.0 associated with U.S. plans and $126.5 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.2% and approximately 3.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 4.3% for its international plans.
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

Net periodic benefit cost for Fiscal 2014, 2013 and 2012 included the following components:

	Pension and Deferred Compensation Benefits			Other Benefits
	Fiscal			Fiscal
	2014	2013	2012	2014	2013	2012
Components of net periodic cost:
Service cost	$3.5	$3.4	$2.4	$—	$—	$—
Interest cost	11.2	10.6	11.4	—	—	0.1
Expected return on assets	(11.0)	(9.7)	(9.1)	—	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Curtailment gain	(0.1)	(0.8)	—	—	—	—
Recognized net actuarial loss(gain)	1.5	2.1	0.9	—	—	(0.1)
Net periodic cost	$5.1	$5.6	$5.7	$—	$—	$—
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established.
Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target	Actual
	2014	2014	2013
Asset Category
Equity securities	0-60%	27%	52%
Fixed income securities	0-40%	28%	19%
Other	0-100%	45%	29%
	100%	100%	100%
The weighted average expected long-term rate of return on total assets is 5.5%.
The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2014 review of such rates. The plan assets currently do not include holdings of common stock of HGI or its subsidiaries.
The Company’s pension plan assets have a diversified portfolio of investments in U.S. and foreign equity and debt securities. In addition, the plan assets are invested in real estate mutual funds, life insurance contracts and private equity funds.
The Company’s expected future pension benefit payments for Fiscal 2015 through its fiscal year 2024 are as follows:

Fiscal Year	Future Benefit Payments
2015	$13.8
2016	12.0
2017	12.2
2018	12.7
2019	13.7
2020 to 2024	72.1

The following tables sets forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$19.9	$14.3	$—	$34.2
Foreign equity securities	11.1	9.7	—	20.8
Debt Securities
U.S. bonds	4.0	20.6	—	24.6
Foreign bonds	3.1	20.5	—	23.6
Foreign government bonds	—	8.6	—	8.6
Real estate	1.2	5.9	—	7.1
Life insurance contracts	—	37.7	—	37.7
Other	—	39.7	—	39.7
Foreign cash & cash equivalents	6.4	1.8	—	8.2
Total defined benefit plan assets	$45.7	$158.8	$—	$204.5

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$18.5	$24.5	$—	$43.0
Foreign equity securities	10.8	39.1	—	49.9
Debt Securities
U.S. bonds	2.3	19.7	—	22.0
Foreign bonds	—	10.7	—	10.7
Foreign government bonds	—	8.0	—	8.0
Real estate	1.2	5.4	—	6.6
Life insurance contracts	—	37.7	—	37.7
Other	—	1.0	—	1.0
Foreign cash & cash equivalents	6.6	5.3	—	11.9
Total defined benefit plan assets	$39.4	$151.4	$—	$190.8
Defined Contribution Plans
Spectrum Brands sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Spectrum Brands also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. FGL sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and FGL makes a discretionary matching contribution of up to 5% of eligible compensation. FGL has also established a nonqualified defined contribution plan for independent agents. FGL makes contributions to the plan based on both FGL’s and the agent’s performance. Contributions are discretionary and evaluated annually. HGI also sponsors a defined contribution plan for its corporate employees in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. HGI makes a discretionary matching contribution of up to 5% of eligible compensation. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2014, 2013 and 2012 were $13.9, $12.1 and $2.8, respectively.

(19) Reinsurance
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
FGL and Front Street Cayman also assume policy risks from other insurance companies.

The effect of reinsurance on premiums earned, benefits incurred and reserve changes for Fiscal 2014, 2013 and 2012 were as follows:

	Fiscal
	2014		2013		2012
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$266.8	$1,103.3	$279.2	$776.5	$298.0	$1,033.4
Assumed	35.9	33.0	32.8	23.3	47.2	34.9
Ceded	(246.1)	(283.6)	(253.2)	(268.0)	(289.9)	(290.9)
Net	$56.6	$852.7	$58.8	$531.8	$55.3	$777.4

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During Fiscal 2014, 2013 and 2012, FGL did not write off any reinsurance balances. During Fiscal 2014 and 2012, FGL did not commute any ceded reinsurance. Effective June 17, 2013, FGL rescinded the portion of the coinsurance agreement dated April 1, 2011 between Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Wilton Re U.S. Holdings, Inc. (“Wilton Re”) which covers certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4 and recognized a net gain on the rescission of $1.9.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGL had the following significant reinsurance agreements during Fiscal 2014, 2013 and 2012 as described below.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGH Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $14.3 and $12.6 as of September 30, 2014 and 2013, respectively.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”) and simultaneously ceded the business to Raven Reinsurance Company (“Raven Re”). The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGL under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL and OM Group (UK) Limited (“OMGUK”) (the “F&G Stock Purchase Agreement”) to replace the letter of credit provided by OM no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing liability is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
As of September 30, 2014, there was $251.3 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the reimbursement agreement entered into by Raven Re to collateralize its obligations with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”). Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of September 30, 2014, Raven Re’s statutory capital and surplus was $3.5 in excess of the minimum level required under the Reimbursement Agreement.

Front Street
On December 31, 2012, FGL entered into a reinsurance agreement (the “Reinsurance Agreement”) with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,400.0 of FGL’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s investment guidelines.
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

(20) Stock Compensation
The Company recognized consolidated stock compensation expense of $91.1, $61.5 and $31.2 during Fiscal 2014, 2013 and 2012, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
A summary of stock options outstanding as of September 30, 2014 and related activity during the year then ended, under FGH, and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	3,954	$6.52	$2.55	335	$44.23	—	$—	$—
Granted	1,356	11.75	4.91	—	—	249	17.00	3.76
Exercised	(526)	5.27	1.92	(105)	39.86	—	—	—
Forfeited or expired	(160)	8.14	3.27	(5)	47.30	(7)	17.00	5.26
Stock options outstanding at September 30, 2014	4,624	8.14	3.28	225	46.19	242	17.00	3.72
Stock options vested and exercisable at September 30, 2014	1,448	7.45	2.96	99	46.68	—	—	—
Stock options outstanding and expected to vest	3,176	8.46	3.43	122	46.15	231	—	3.64
A summary of restricted stock, restricted stock units and Performance Restricted Stock Units ("PRSUs") outstanding as of September 30, 2014 and related activity during the year then ended, under HGI, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2013	3,456	$7.72	—	$—
Granted	3,325	12.00	179	18.25
Exercised / Released	(1,154)	10.18	—	—
Forfeited	(197)	9.57	(7)	19.98
Restricted stock outstanding at September 30, 2014	5,430	9.76	172	18.18
Restricted stock outstanding and expected to vest	5,418	9.75	159	18.03

	HGI		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2013	22	$4.61	1,118	$39.11	46	$49.60
Granted	7	11.84	669	75.50	—	—
Exercised / Released	(22)	4.61	(954)	39.69	(18)	49.53
Forfeited	—	—	(6)	69.33	(2)	49.45
Restricted stock units outstanding at September 30, 2014	7	11.84	827	67.66	26	49.55
Restricted stock units vested and exercisable at September 30, 2014	—	—	—	—	—
Restricted stock units outstanding and expected to vest	7	11.84	827	67.66	25	49.55

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2013	—	$—
Granted	578	17.37
Performance restricted stock units outstanding at September 30, 2014	578	17.37
Performance restricted stock units expected to vest	578	17.37
A summary of warrants outstanding as of September 30, 2014 and related activity during the year then ended, under HGI's incentive plan are as follows (share amounts in thousands):

	HGI
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2013	—	$—	$—
Granted	3,000	13.13	3.22
Warrants outstanding at September 30, 2014	3,000	13.13	3.22
Warrants vested and exercisable at September 30, 2014	600	13.13	3.22
Warrants outstanding and expected to vest	2,400	13.13	3.22
HGI
On September 15, 2011, the Company’s stockholders approved the 2011 Omnibus Award Plan (the “2011 HGI Plan”). The 2011 HGI Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17 million shares of common stock. Such authorization was increased by 7 million shares upon the approval of an amendment to the 2011 Plan by our shareholders at the annual meeting held on May 30, 2015. Further, at that meeting, our shareholders approved the adoption of the 2014 Warrant Award Plan, authorizing the issuance of 3 million warrants on HGI common stock to our Chief Executive Officer, Mr. Philip Falcone. The 2011 HGI Plan, as amended, prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. As of September 30, 2014, 11,557 thousand shares are available for issuance under the 2011 HGI Plan.
During Fiscal 2014, HGI granted stock option awards, restricted stock awards and restricted stock units representing approximately 1,356 thousand, 3,325 thousand and 7 thousand shares, respectively. All of these grants are time based, and vest over a period of up to 3 years. The total fair value of the stock grants during Fiscal 2014 on their respective grant dates was approximately $46.7. During Fiscal 2014, stock option awards, restricted stock awards and restricted stock units with a total fair value of $15.2 vested. The total intrinsic value of share options exercised during Fiscal 2014 was $3.6, for which HGI received cash of $2.8 in settlement.

In March 2014, the Company awarded warrants to our Chief Executive Officer, Philip Falcone, representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.13 per share. The warrants awarded to our Chief Executive Officer were granted following receipt of approval from our stockholders in May 2014. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest over a period of 4 years. The estimated grant date fair value of this award was $9.6.
During Fiscal 2013, HGI granted stock option awards, restricted stock awards and restricted stock units representing approximately 1,734 thousand, 3,319 thousand and 9 thousand shares, respectively. All of these grants are time based, and vest over periods of 1 month up to 4 years. The total fair value of the stock grants during Fiscal 2013 on their respective grant dates was approximately $34.6. During Fiscal 2013, stock option awards, restricted stock awards and restricted stock units with a total fair value of $7.5 vested. The total intrinsic value of share options exercised during Fiscal 2013 was $0.1, for which HGI received cash of $0.2 in settlement.
During Fiscal 2012, HGI granted stock option awards, restricted stock awards and restricted stock units representing approximately 2,275 thousand, 838 thousand and 22 thousand shares, respectively. All of these grants are time based, and vest over periods of 4 months up to 4 years. The total fair value of the stock grants on their respective grant dates was approximately$8.2.
Under HGI’s executive bonus plan, executives will be paid in cash, stock options and restricted stock shares. Based on Fiscal 2014 performance measures, the Company expects to grant approximately 2,500 thousand restricted shares and 1,100 thousand stock options in the first quarter of Fiscal 2015 with a portion vesting immediately and the remaining shares vesting between 12 and 36 months from the grant date. The Company expects to recognize approximately $35.0 of deferred bonus compensation expense with respect to cash and stock-based awards as it vests over the next three fiscal years, subject to clawback provisions if the subsequent increase in net asset value for bonus compensation purposes does not exceed specified threshold returns. As of September 30, 2014, there was approximately $25.6 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.70 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HGI’s common stock on the grant date. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013	2012
Risk-free interest rate	1.37% to 1.70%	0.84% to 1.86%	0.97% to 1.19%
Assumed dividend yield	—%	—%	—%
Expected option term	5.0 to 5.9 years	5.3 to 6.2 years	6 years
Volatility	37.8% to 39.8%	41.9% to 44.0%	33.0% to 35.5%

The weighted-average remaining contractual term of outstanding stock option awards at September 30, 2014, was 8.19 years.
Spectrum Brands

In September 2009, Spectrum Brands’ board of directors adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the combination of Spectrum Brands, Inc. and Russell Hobbs (the “SB/RH Merger”), the 2009 Plan was assumed by Spectrum Brands. Prior to October 21, 2010, up to 3,333 thousand shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan.
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
On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved by Spectrum Brands’ stockholders on March 1, 2011. During Fiscal 2014, the 2011 Plan was amended to increase the shares issuable by 1,000 thousand. Including the amendment to the 2011 Plan, up to 5,626 thousand shares of common stock of Spectrum Brands, net of cancellations, may be issued under the 2011 Plan.
Spectrum Brands granted restricted stock units representing approximately 669 thousand shares during Fiscal 2014. Of these grants, 203 thousand restricted stock units vested immediately and 143 thousand restricted stock units are time-based and vest over a period of one year. The remaining 323 thousand restricted stock units are performance-based and vest over a two year period. The total market value of the restricted shares on the date of the grant was approximately $50.5.

Spectrum Brands granted restricted stock units representing approximately 700 thousand shares during Fiscal 2013. Of these grants, 48 thousand restricted stock units are time-based and vest over a period of one year. Of the remaining 652 thousand restricted stock units, 90 thousand are performance-based and vest over a one year period and 562 thousand are both performance and time-based and vest over a one year performance-based period followed by a 1 year time-based period. The total market value of the restricted shares on the date of the grant was approximately $32.2.

Spectrum Brands granted restricted stock units representing approximately 863 thousand shares during Fiscal 2012. Of these grants, 160 thousand restricted stock units are time-based and vest over a period ranging from one year to two years. The remaining 703 thousand restricted stock units are both performance and time based and vest over one year performance-based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $24.4.
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

FGL’s principal subsidiary, FGH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (“FGH Plans”). Awards under the FGH Plans are based on the common stock of FGH. In Fiscal 2013, FGH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans. The FGH plans were frozen in November 2013 and, therefore, no stock options were issued under these plans during Fiscal 2014.
During Fiscal 2014 FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 179 thousand and 578 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during Fiscal 2014 on their respective grant dates was approximately $14.2.
During Fiscal 2013, FGL granted stock option awards and restricted stock units representing approximately 195 thousand and 53 thousand shares, respectively. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grants and restricted stock unit grant on the grant date was $0.6 and $2.0, respectively.
During Fiscal 2012 FGH granted stock option awards representing approximately 207 thousand shares. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $0.8.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of September 30, 2014 totaled $16.3 and will be recognized over a weighted-average period of 1.8 years.
The fair value of stock option awarded by, respectively, FGL during Fiscal 2014, and FGH during Fiscal 2013, is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013	2012
Risk-free interest rate	1.40% to 1.41%	0.8%	0.8%
Assumed dividend yield	1.30% to 1.50%	6%	10%
Expected option term	4.5 years	4.5 years	4.5 years
Volatility	25%	27%	35%

Compass
In May 2013, Compass adopted an incentive plan (“Incentive Unit Plan”) which allowed for awards to be issued that cover up to 1 million Class B Units. The plan is intended to grant phantom units that correspond to Class B Units prior to the vesting date, in tandem with dividend equivalent rights (“DER”) to participate in distributions of Compass. The phantom units vest over a range of two to three years. Upon vesting, the phantom units will be settled by either cash or the issuance of a Class B Unit to the participant. The accumulated distributions related to the DER will be paid to the participant upon the vesting of the related phantom unit. Upon termination of a participant, any unvested phantom units or DER's (including accrued distributions) will be forfeited.
In February 2014, Compass issued 83 thousand Class B Units in the limited partnership to its chief executive officer under its employee incentive plan. The Class B Units have the following features: (i) right to share in gains, losses, deductions, and credits on a pro rata basis; (ii) right to share in distributions on a pro rata basis; (iii) no voting rights; and (iv) are not convertible into Class A Units.
The agreement includes a call-right on behalf of Compass and a put-right on behalf of the participant. The call-right becomes exercisable upon the termination of a participant, and gives Compass the option to repurchase any Class B Units held by the participant. The put-right becomes exercisable during the first designated window period after the participant has held the Class B Unit for a period of six months, and gives the participant the option to cause Compass to repurchase the participant’s Class B Units. The repurchase price under the call-right and put-rights shall be the fair market value as of the date of exercise as determined by Compass.
During the year ended September 30, 2014, the majority of the vested shares were settled in cash resulting in a liability classification in accordance with ASC 718.
As of September 30, 2014, there were 647 thousand awards available for issuance under the Incentive Unit Plan. The grant date fair value of the awards was based on Compass’ determination of the market value, with each determination occurring every six months. A summary of the activity related to the incentive unit plan was as follows (share amounts in thousands):

	Shares	Weighted average grant date fair value per share
Non-vested awards at September 30, 2013	102	$10.00
Granted	323	7.90
Vested	(137)	7.88
Terminated	(18)	8.44
Non-vested awards at September 30, 2014	270	$8.67
(1) 83 thousand vested units were settled by issuance of Class B Units. All remaining units were settled in cash.

(21) Income Taxes
Income tax expense (benefit) was calculated based upon the following components of income from continuing operations before income taxes:

	Fiscal
	2014	2013	2012
Income from continuing operations before income taxes:
United States	$9.2	$(78.9)	$(146.5)
Outside the United States	204.0	197.2	171.9
Total income from continuing operations before taxes	$213.2	$118.3	$25.4

The components of income tax expense (benefit) were as follows:

	Fiscal
	2014	2013	2012
Current:
Federal	$64.2	$(32.5)	$74.4
Foreign	46.6	47.7	38.1
State	6.2	1.4	(0.4)
Total current	117.0	16.6	112.1
Deferred:
Federal	12.4	169.0	(199.2)
Foreign	(8.3)	2.1	5.2
State	(9.6)	(0.4)	(3.4)
Total deferred	(5.5)	170.7	(197.4)
Income tax expense (benefit)	$111.5	$187.3	$(85.3)
The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense (benefit) are summarized as follows:

	Fiscal
	2014	2013	2012
Expected income tax expense at Federal statutory rate	$74.6	$41.4	$8.9
Valuation allowance for deferred tax assets	(47.4)	151.8	(139.6)
Preferred stock equity conversion feature	4.4	35.6	54.8
Residual tax on foreign earnings	90.9	(7.0)	29.8
Foreign rate differential	(23.1)	(18.8)	(14.1)
Foreign tax law changes	(7.7)	—	—
Gain on contingent purchase price reduction	—	—	(14.3)
Permanent items	6.5	5.7	9.5
Non-deductible stock based compensation	1.4	1.7	—
Exempt foreign income	(5.7)	(5.9)	(5.8)
Unrecognized tax benefits	2.2	4.1	(4.4)
State and local income taxes	0.8	(32.2)	(8.5)
Dividends received deduction	—	1.4	(0.9)
Inflationary adjustments	(0.5)	(0.2)	(0.8)
Capitalized transaction costs	1.0	5.6	0.3
Other	14.1	4.1	(0.2)
Reported income tax expense (benefit)	$111.5	$187.3	$(85.3)
Effective tax rate	52.3%	158.3%	(335.9)%
For Fiscal 2014, the Company’s effective tax rate of 52.3% was negatively impacted by the following: (i) the profitability of FGL’s life insurance subsidiaries, which files its own consolidated Federal income tax return; and (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances. Partially offsetting these factors in Fiscal 2014 were: (i) income earned outside the U.S. that is subject to statutory rates lower than 35.0%; and (ii) the partial release of U.S. valuation allowances by FGL’s life insurance subsidiaries, totaling $40.1, attributable to a tax planning strategy that will allow for the utilization of capital loss carryforwards, that management previously concluded were more-likely-than-not unrealizable.
For Fiscal 2013, the Company’s effective tax rate of 158.3% was negatively impacted by the following: (i) the profitability of FGL’s life insurance subsidiaries which files its own consolidated Federal income tax return; (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances; (iii) book expense for the increase in the fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions that will not be creditable in the U.S. due to the Company’s U.S. taxable loss position. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting unremitted foreign earnings to the U.S. Federal statutory income tax rate of 35.0%. The Company’s effective tax rate was favorably impacted by a partial release of U.S. valuation allowances against deferred tax assets that are more-likely-than-not realizable as a result of a recent acquisition by Spectrum Brands and a change in the realizability of deferred tax assets related to FGL’s life insurance subsidiaries.
For Fiscal 2012, the Company’s effective tax rate of (335.9)% representing a tax benefit despite pretax income, was positively impacted by the net release of valuation allowance attributed to the Company’s determination that certain of its deferred tax assets are more likely than not realizable and a contingent purchase price reduction. The Company’s effective tax rate was negatively impacted by the following: (i) an expense for the increase in fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available, and (ii) deferred tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes, but not for book purposes. In addition, for Fiscal 2012 and forward, the Company has asserted that it is no longer permanently reinvesting the income from its foreign operations, thereby subjecting non-U.S. unremitted earnings to the U.S. Federal statutory income tax rate of 35.0%.

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2014	2013
Current deferred tax assets:
Employee benefits	$22.9	$15.4
Restructuring	6.3	7.1
Inventories and receivables	25.6	24.3
Employee compensation	6.4	5.4
Marketing and promotional accruals	16.0	14.1
Capitalized transaction costs	—	0.1
Unrealized losses on mark-to-market securities	14.7	12.6
Other	17.2	23.9
Valuation allowance	(66.1)	(55.0)
Total current deferred tax assets	43.0	47.9
Current deferred tax liabilities:
Inventories and receivables	(0.7)	(2.7)
Unrealized gains	(1.2)	(0.4)
Other	(6.0)	(11.7)
Total current deferred tax liabilities	(7.9)	(14.8)
Noncurrent deferred tax assets:
Employee benefits	$61.4	$49.5
Restructuring and purchase accounting	0.7	0.3
Net operating loss, credit and capital loss carryforwards	930.6	1,029.5
Prepaid royalty	6.6	7.0
Properties	9.0	9.7
Capitalized transaction costs	0.6	0.6
Unrealized losses on mark-to-market securities	0.3	2.1
Long-term debt	—	0.7
Intangibles	8.5	3.9
Deferred acquisition costs	0.4	0.4
Insurance reserves and claim related adjustments	483.8	477.7
Outside basis differences on partnership interests	43.8	21.3
Other	76.6	32.8
Valuation allowance	(712.4)	(762.2)
Total noncurrent deferred tax assets	909.9	873.3
Noncurrent deferred tax liabilities:
Properties	(22.6)	(27.5)
Unrealized gains	(20.0)	(13.1)
Intangibles	(744.1)	(735.5)
Value of business acquired	(20.8)	(67.3)
Deferred acquisition costs	(104.2)	(63.7)
Tax on unremitted foreign earnings	(2.6)	(18.6)
Investments	(338.3)	(156.5)
Funds withheld receivables	(9.7)	—
Long-term debt	(10.0)	—
Other	(19.3)	(23.4)
Total noncurrent deferred tax liabilities	(1,291.6)	(1,105.6)
Total gross deferred tax assets	$952.9	$921.2
Total gross deferred tax liabilities	$(1,299.5)	$(1,120.4)
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

As a result of this assessment, for Fiscal 2014, 2013, and 2012, the Company had a net (release) charge of valuation allowance to earnings totaling $(47.4), $151.8 and $(139.6), respectively, as more fully described below.
HGI
As a result of HGI’s cumulative losses over the past three years, management concluded at September 30, 2014, that a valuation allowance was required for its entire net deferred tax asset balance. HGI’s valuation allowance at September 30, 2014, totaled $279.9. This resulted from the Company’s conclusion that tax benefits on its pretax losses are not more-likely-than-not realizable. HGI has approximately $497.3 of U.S. Federal net operating loss (“NOL”) carryforwards which, if unused, will expire in years 2029 through 2034. HGI has approximately $35.5 of U.S. Federal capital loss carryforwards which, if unused, will expire through 2016 and 2019. HGI has approximately $16.3 of tax benefits related to U.S. state NOL carryforwards which, if unused, will expire in years 2029 through 2034.
On September 27, 2013, HGI triggered a change of ownership, as defined under Internal Revenue Code (the “IRC”) Section 382 which limits the utilization of HGI’s U.S. Federal and state net operating losses and other tax attributes. The amount of the limitation is based on a number of factors, including the value of HGI’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date (as defined for tax purposes), the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent changes in ownership, if any.  Such factors, including the recognition of unrealized gains, may not be relied upon when assessing the realizability of HGI’s deferred tax assets on its U.S. Federal and state net operating losses. As a result, Management has concluded that its deferred tax assets on U.S. Federal and state NOL's are not more-likely-than-not realizable. The Company also concluded that a valuation allowance was required for HGI’s entire net deferred tax asset balance at September 30, 2013, in the amount of $204.0.
Spectrum Brands
At September 30, 2014, Spectrum Brands had U.S. Federal NOL carryforwards of $1,087.8 and tax benefits related to state NOLs of $70.3. Spectrum Brands has an additional $45.5 of Federal and state NOLs for which benefits will be recorded to Additional paid-in capital when those carryforwards are used. If unused, they will expire through 2034. Spectrum Brands has foreign loss carryforwards totaling $106.5 which will expire beginning in 2015. Certain of the foreign net operating losses have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on use of its NOL carryforwards that arose prior to its emergence from bankruptcy. Spectrum Brands has had multiple changes of ownership, as defined under IRC Section 382, that limit the utilization of Spectrum Brands’ U.S. Federal and state net operating losses and other tax attributes. The annual limitation is based on a number of factors, including the value of the Spectrum Brands’ stock (as defined for tax purposes), on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, Spectrum Brands estimates, as of September 30, 2014, that $301.7 of U.S. Federal NOLs and $16.8 of the tax benefit related to state NOLs will expire unused even if Spectrum Brands generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit Spectrum Brands’ utilization of the acquired Russell Hobbs U.S. Federal and state NOLs to future income of the Russell Hobbs subgroup. Spectrum Brands also projects, as of September 30, 2014, that $88.8 of its foreign NOLs will not be used. Spectrum Brands has provided a full valuation allowance against these deferred tax assets.
As of September 30, 2014 and 2013, Spectrum Brands’ valuation allowances totaled approximately $333.1 and $454.6, respectively. These valuation allowances were recorded on: (i) U.S. net deferred tax assets totaling $299.1 and $421.7, respectively; and (ii) foreign net deferred tax assets totaling $34.0 and $32.8, respectively. The net decrease in Spectrum Brands’ valuation allowance during Fiscal 2014 totaled $121.5, of which $122.6 relates to U.S. net deferred tax assets, and an increase of $1.1 relates to foreign net deferred tax assets. In addition, as a result of an acquisition, Spectrum Brands was able to release $62.6 of its U.S. valuation allowance during Fiscal 2014. Spectrum Brands was able to release $49.8 of its U.S. valuation allowance resulting from an acquisition during Fiscal 2013. The release was attributable to $49.8 of net deferred tax liabilities recorded on the acquiree's opening balance sheet that are available to offset other U.S. net deferred tax assets.
Effective October 1, 2012, Spectrum Brands began recording residual U.S. and foreign taxes on current foreign earnings in accordance with its change in policy not to permanently reinvest current and future foreign earnings. To the extent necessary, Spectrum Brands intends to utilize earnings of foreign subsidiaries generated after September 30, 2011, to support the plans of Spectrum Brands to voluntarily accelerate its pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, earnings of Spectrum Brands’ non-U.S. subsidiaries after September 30, 2011 are not considered permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. Accordingly, Spectrum Brands is providing residual U.S. and foreign deferred taxes to these earnings to the extent they cannot be repatriated in a tax-free manner. As a result for Fiscal 2014, Spectrum Brands recorded residual taxes on approximately $190.5 of distributions of foreign earnings and $3.1 of earnings not yet taxed in the U.S., which had no impact to income tax expense due to a corresponding adjustment to Spectrum Brands’ domestic valuation allowance. For Fiscal 2013, Spectrum Brands recorded residual U.S. and foreign taxes on approximately $12.5 of distributions of foreign earnings and $45.7 of earnings not yet taxed in the U.S., which had no impact to income tax expense due to a corresponding adjustment to Spectrum Brands’ domestic valuation allowance. During Fiscal 2014, $178.7 of the distributions related to one-time internal restructuring and external debt refinancing activities. Due to the U.S. valuation allowance, these activities did not result in a Fiscal 2014 tax increase. Fiscal 2013 and 2012 distributions were primarily non-cash deemed distributions under U.S. tax law.
Remaining undistributed earnings of Spectrum Brands’ foreign operations totaled approximately $351.5 at September 30, 2014, and are permanently reinvested. Spectrum Brands has determined that it is not practical to calculate the residual U.S. income tax on the foregoing permanently reinvested unremitted foreign earnings.
FGL
At September 30, 2014, FGL’s deferred tax assets were primarily the result of U.S. NOL, capital loss and tax credit carryforwards and insurance reserves. FGL’s net deferred tax asset position at September 30, 2014 and 2013, before consideration of its recorded valuation allowance, totaled $256.2 and $399.2, respectively. Valuation allowances of $118.8 and $158.7 were recorded against its gross deferred tax asset balance at September 30, 2014 and 2013, respectively. FGL’s net deferred tax asset position at September 30, 2014 and 2013, after taking into account the valuation allowance, was $137.4 and $240.5, respectively. For Fiscal 2014 and 2013, FGL recorded a net valuation allowance release of $40.1 (comprised of a full year valuation release of $43.0 related to FGL’s operating insurance subsidiaries, partially offset by an increase to valuation allowance of $2.9 related to the non-life companies) and $18.9 (comprised of a full year valuation release of $20.7 related to the life insurance companies, partially offset by an increase to valuation allowance of $1.8 related to FGL’s non-life companies), respectively, based on management’s reassessment of the amount of its deferred tax assets that are more-likely-than-not realizable.
At September 30, 2014, FGL’s valuation allowance of $118.8 consisted of a partial valuation allowance of $78.0 on capital loss carryforwards and a full valuation allowance of $40.8 on non-life insurance net deferred taxes. At September 30, 2013, FGL’s valuation allowance of $158.7 consisted of a partial valuation allowance of $118.8 on capital loss carryforwards and a full valuation allowance of $39.9 on non-life insurance net deferred taxes.
As a consequence of FGL’s acquisition on April 6, 2011, utilization of certain tax attributes (carryforwards) became limited at the FGH Acquisition date under IRC sections 382 and 383. On September 27, 2013, FGL triggered a subsequent change of ownership, as defined under IRC Section 382; the resulting limitation is higher than the original limitation calculated on April 6, 2011. Consequently, this limitation is not expected to impact FGL’s utilization of its tax attributes. In addition, FGL experienced cumulative losses during the three-year period preceding its acquisition. These are among the factors the Company considered in establishing a valuation allowance against FGL’s deferred tax asset position at the FGH Acquisition Date.
FGL maintains a valuation allowance against certain IRC section 382 limited capital loss carryforwards and the deferred tax assets of its non-life insurance company subsidiaries. A valuation allowance has been recorded against capital loss carryforwards limited under Section IRC 382 to reduce the associated deferred tax assets to an amount that is more-likely than not realizable. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets.
During Fiscal 2014, market conditions changed sufficiently that FGL determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involves repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to FGL’s Section 382 limit (i.e. the “adjusted limit”), enabling FGL to utilize capital loss carryforwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, FGL released a portion of the valuation allowance previously recorded against its deferred tax asset related to capital loss carryforwards. FGL intends to execute the transactions prior to the expiration of Section 382-limited capital loss carryforwards. As of September 30, 2014, approximately $67.8 of NUBIG has been recognized, resulting in $23.7 of tax benefits. FGL currently has capital loss carryforwards of $255.0 that will expire on December 31, 2015.
Key considerations in FGL’s decision supporting adoption of the planning strategy include wider spreads in specific credit markets, increased range of executable reinvestment opportunities, and an enhanced focus on managing and increasing FGL’s Statutory Interest Maintenance Reserve (“IMR”) balance and capital position providing increased flexibility in volatile interest rate and credit spread markets.
At September 30, 2014 and 2013, FGL had NOL carryforwards of $92.5 and $92.7, respectively, which, if unused, will expire in years 2026 through 2034. FGL had capital loss carryforwards totaling $259.1 and $350.4 at September 30, 2014 and 2013, respectively, which if unused, will expire in years 2015 through 2019. In addition, at September 30, 2014 and 2013, FGL had low income housing tax credit carryforwards totaling $54.3 and $54.2, respectively, which, if unused, will expire in years 2017 through 2034 and alternative minimum tax credits of $6.3 and $6.3, respectively, that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, as defined under IRC Sections 382 and 383.

Uncertain Tax Positions
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2014 and 2013 were $12.6 and $13.8, respectively. If recognized in the future, $9.3 of UTBs would impact the effective tax rate and $3.3 of UTBs would create deferred tax assets against which the Company would record a full valuation allowance. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2014 and 2013, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $4.1 and $3.7, respectively. For Fiscal 2014, 2013 and 2012, interest and penalties increased (decreased) income tax expense by $1.8, $0.0 and $(1.2), respectively.
At September 30, 2014, filed income tax returns for certain of the Company’s legal entities in various jurisdictions were undergoing income tax audits. The Company cannot predict the ultimate outcome of these examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
The Company believes its income tax reserves for UTBs are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

Amount
Unrecognized tax benefits at September 30, 2011	$9.0
Gross increase — tax positions in prior period	0.7
Gross decrease — tax positions in prior period	(1.3)
Gross increase — tax positions in current period	0.8
Settlements	(1.7)
Lapse of statutes of limitations	(1.6)
Unrecognized tax benefits at September 30, 2012	5.9
Gross increase — tax positions in prior period	9.1
Gross decrease — tax positions in prior period	(0.3)
Gross increase — tax positions in current period	0.5
Settlements	(0.1)
Lapse of statutes of limitations	(1.3)
Unrecognized tax benefits at September 30, 2013	13.8
Gross increase — tax positions in prior period	2.7
Gross decrease — tax positions in prior period	(1.4)
Gross increase — tax positions in current period	0.8
Settlements	(2.5)
Lapse of statutes of limitations	(0.8)
Unrecognized tax benefits at September 30, 2014	$12.6
HGI files U.S. Federal consolidated and state and local combined and separate income tax returns. HGI’s consolidated and combined returns do not include Spectrum Brands or FGL (life insurance subsidiaries), each of which files their own consolidated Federal, and combined and separate state and local income tax returns. HGI’s U.S. Federal income tax returns for years prior to and including 2010 are no longer subject to audit by the taxing authorities. Except for certain immaterial jurisdictions, HGI’s state and local income tax returns are no longer subject to audit for years prior to 2008. HGI’s U.S. Federal NOL carryforwards from the fiscal years ended September 30, 2010 and prior, will continue to be subject to Internal Revenue Service examination until the Statute of Limitations expires for the years in which these NOL carryforwards are ultimately utilized.
Spectrum Brands files U.S. Federal consolidated and state and local combined and separate income tax returns as well as foreign income tax returns in various jurisdictions. They are subject to ongoing examination by various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the U.S., United Kingdom and Germany.
U.S. Federal income tax returns of Spectrum Brands and Russell Hobbs are no longer subject to audit for fiscal years prior to 2010. However, Federal NOL carryforwards from the fiscal years ended September 30, 2010 and prior, will continue to be subject to Internal Revenue Service examination until the Statute of Limitations expires for the years in which these NOL carryforwards are ultimately utilized. Filings in various U.S. state and local jurisdictions are also subject to audit; to date, no significant audit matters have arisen.
U.S. Federal income tax returns of FGL for years prior to 2009 are no longer subject to examination by the taxing authorities. Except for certain immaterial jurisdictions, FGL is no longer subject to state and local income tax audits for years prior to 2010. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the Statute of Limitations expires for the years in which these NOL carryforwards are ultimately utilized.

(22) Restructuring and Related Charges
The Company reports restructuring and related charges associated with manufacturing and related initiatives of Spectrum Brands in “Cost of consumer products and other goods sold.” Restructuring and related charges reflected in “Cost of consumer products and other goods sold” include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.
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
During the fourth quarter of Fiscal 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement Canadian operations.
In Fiscal 2013 and 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Expense Rationalization Initiatives” and the “Global Cost Reduction Initiatives”).
The following table summarizes restructuring and related charges incurred by the Global Expense Rationalization Initiatives, HHI Business Rationalization Initiatives, and the Global Cost Reduction Initiatives, as well as other initiatives which were not significant, for Fiscal 2014 and 2013 and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Fiscal
Initiatives:	2014	2013	2012	Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Global Expense Rationalization	$13.4	$11.3	$—	$24.7	$21.8	$46.5	September 30, 2015
HHI Business Rationalization initiatives	4.5	—	—	4.5	4.5	9.0	September 30, 2016
Global Cost Reduction	1.3	16.4	18.7	100.7	4.4	105.1	January 31, 2015
Other (a)	3.7	6.3	0.9
	$22.9	$34.0	$19.6

Classification:
Cost of consumer products and other goods sold	$3.7	$10.0	$9.8
Selling, acquisition, operating and general expenses	19.2	24.0	9.8
	$22.9	$34.0	$19.6
___________________
(a) Included in “Other initiatives” in the table above, Spectrum Brands also recorded $6.2 of restructuring and related charges during Fiscal 2013, related to initiatives implemented by the HHI Business prior to the acquisition by Spectrum Brands in December 2012.

The following table summarizes restructuring and related charges incurred by type of charge and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Year ended September 30,
	2014	2013	2012
Costs included in cost of goods sold:
Global Expense Rationalization Initiatives:
Termination benefits	$1.0	$—	$—
Global Cost Reduction Initiatives:
Termination benefits	—	0.2	2.9
Other associated benefits	0.1	3.3	6.9
HHI Business and other restructuring initiatives:
Termination benefits	—	0.2	—
Other associated benefits	2.6	6.3	—
Total included in cost of goods sold	3.7	10.0	9.8
Costs included in selling, acquisition, operating and general expenses:
Global Expense Rationalization Initiatives:
Termination benefits	5.5	10.3	—
Other associated benefits	6.9	1.1	—
Global Cost Reduction Initiatives:
Termination benefits	0.2	6.3	3.1
Other associated benefits	1.0	6.4	5.8
HHI Business and other restructuring initiatives:
Termination benefits	4.5	—	—
Other associated benefits	1.1	(0.1)	0.9
Total included in selling, acquisition, operating and general expenses:	19.2	24.0	9.8
Total restructuring and related charges	$22.9	$34.0	$19.6
The following table summarizes the remaining accrual balance associated with the initiatives and the activity during Fiscal 2014:

	Accrual Balance at September 30, 2013	Provisions	Cash Expenditures	Non-Cash Items	Accrual Balance at September 30, 2014	Expensed as Incurred (a)
Global Expense Rationalization Initiatives:
Termination benefits	$7.3	$3.5	$(7.0)	$0.3	$4.1	$3.0
Other costs	—	1.5	—	(0.1)	1.4	5.4
	7.3	5.0	(7.0)	0.2	5.5	8.4
Global Cost Reduction Initiatives:
Termination benefits	4.9	0.2	(3.5)	(0.3)	1.3	—
Other costs	0.4	—	(0.7)	0.5	0.2	1.1
	5.3	0.2	(4.2)	0.2	1.5	1.1
HHI Business and other restructuring initiatives:	4.1	5.6	(4.3)	(0.6)	4.8	2.6
	$16.7	$10.8	$(15.5)	$(0.2)	$11.8	$12.1
___________________

(a)	Consists of amounts not impacting the accrual for restructuring and related charges.

(23) Earnings Per Share
The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate EPS utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common stock on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.

The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Fiscal
	2014	2013	2012
Net (loss) income attributable to common and participating preferred stockholders	$(83.9)	$(94.2)	$29.9

Participating shares at end of period:
Common shares outstanding	196,878	138,876	139,357
Preferred shares (as-converted basis)	—	61,987	62,839
Total	196,878	200,863	202,196

Percentage of income loss allocated to:
Common shares	100.0%	100.0%	68.9%
Preferred shares (a)	—%	—%	31.1%

Net (loss) income attributable to common shares - basic	$(83.9)	$(94.2)	$20.6

Net (loss) income attributable to common shares - diluted	$(83.9)	$(94.2)	$20.6

Weighted-average common shares outstanding - basic	162,941	139,856	139,356
Dilutive effect of unvested restricted stock and restricted stock units	—	—	381
Dilutive effect of stock options	—	—	81
Weighted-average shares outstanding - diluted	162,941	139,856	139,818

Net loss per common share attributable to controlling interest:
Basic	$(0.51)	$(0.67)	$0.15
Diluted	$(0.51)	$(0.67)	$0.15

(a)	Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding unvested restricted stock.
For Fiscal 2014, there were 38.0 million weighted-average shares issuable upon the conversion of the Preferred Stock, and 2.6 million and 1.3 million weighted-average shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock, unvested restricted stock and stock units, and stock options would have been anti-dilutive for Fiscal 2014. Also excluded from the calculation were 3.0 million warrants issued in Fiscal 2014 because the exercise price of $13.125 per share was above the average stock price for the year.
For Fiscal 2013, there were 62.4 million weighted-average shares issuable upon the conversion of the Preferred Stock, and 2.5 million and 0.6 million weighted-average shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock, unvested restricted stock and stock units, and stock options would have been anti-dilutive for Fiscal 2013.
For Fiscal 2012, there were 61.9 million weighted-average shares issuable upon the conversion of the Preferred Stock that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock would have been anti-dilutive for Fiscal 2012.

(24) Commitments and Contingencies
Legal and Environmental Matters
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $22.8 at September 30, 2014. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
HGI is a nominal defendant, and the members of its board of directors are named as defendants in a derivative action filed in December 2010 by Alan R.  Kahn in the Delaware Court of Chancery. HCP is also named as a defendant. The plaintiff alleges that HGI’s acquisition of HCP shares of Spectrum Brands in exchange for shares of common stock of HGI from HGI was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. The Company believes the allegations are without merit and intends to vigorously defend this matter.
In a pending case before the U.S. District Court for the Southern District of New York, in which FGL is suing OMGUK for a $50.0 purchase price adjustment in connection with HGI’s acquisition of FGL’s subsidiaries on April 6, 2011, OMGUK counterclaimed that FGL breached its obligations under the F&G Stock Purchase Agreement to pay required fees to OMGUK related to the financing of reserves referred to as “CARVM.” FGL has opposed this counterclaim. On May 27, 2014, the court granted OMGUK’s motion for summary judgment as to the CARVM fees, the damages for which are estimated to be approximately $6.1. The court is expected to rule on CARVM damages, as well as FGL’s claim for $50.0, by early 2015. HGI is considering taking an appeal of any judgment on the CARVM counterclaim. HGI owns all of the rights, title, interest, liabilities and obligations under this litigation against OMGUK.
HGI and its subsidiaries are also involved in other litigation and claims related to their current and prior businesses. These include claims and litigations involving HGI’s and its subsidiaries current business practices and transactions and certain workers compensation, environmental matters, cases in state courts and in a Federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels alleged to have been formerly owned or operated by HGI’s offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to it, and given its reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
Spectrum Brands
Spectrum Brands has accrued approximately $4.6 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
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

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2014, FGL has accrued $4.4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.6.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, FGL incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, FGL believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states. FGL has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and potential liabilities of said audits and examinations of which $0.8 has been paid through September 30, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
On July 18, 2011, a putative class action complaint was filed in the United States District Court for the Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company ("OM Financial"), et al., Case No. 2:2011-cv-05871. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies. The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the plaintiff leave to re-file the state law claims in California state court.
On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et al., in the Superior Court of California, County of Los Angeles, at No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff seeks to certify a class defined as "all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment."
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive. As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the court on June 5, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification. On June 19, 2014, the Court held a hearing on Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification and entered its Order Granting Motion for Preliminary Approval of Class Action Settlement (“Order”). The Superior Court set a hearing date of October 3, 2014 for final approval of the settlement. The deadline for members of the settlement class to opt out of or file objections to the class settlement was September 2, 2014. FGL Insurance would have had the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opted out of or objected to the settlement. However, only two objections and one opt out were submitted. The deadline for class members to submit claim forms expired on October 2, 2014. Over one thousand claim forms were filed. On October 2, 2014, the Court adjourned the October 3, 2014 date for the final approval hearing for the class settlement and rescheduled the final approval hearing for November 18, 2014. On November 18, 2014, the Court granted final approval of the class settlement, subject to entry of a Final Order and Judgment. The Court ordered the parties to submit a proposed Final Order and Judgment consistent with her ruling, by November 25, 2014.
At September 30, 2014, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.9 and established a liability for the unpaid portion of the estimate of $4.8. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL is seeking indemnification from OMGUK under the F&G Stock Purchase Agreement between FGL and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. FGL has established an amount recoverable from OMGUK for the amount of $4.9, the collection of which FGL believes is probable. The actual amount recovered from OMGUK could be greater or less than FGL’s estimate, but FGL anticipates that the amount recovered will not be materially different than its current estimate.
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
The F&G Stock Purchase Agreement includes a Guarantee and Pledge Agreement which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGHL and FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, principally relating to Spectrum Brands, are as follows:

Fiscal Year	Future Minimum Rental Commitments
2015	$49.2
2016	43.0
2017	36.7
2018	25.6
2019	18.2
Thereafter	37.3
Total minimum lease payments	$210.0
All of the leases expire between October 2014 and July 2024. The Company’s total rent expense was $46.8, $51.3 and $36.9 during Fiscal 2014, 2013 and 2012, respectively.
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At September 30, 2014, the notional amount of unfunded, legally binding lending commitments was approximately $154.5, of which $53.5 expires in one year or less, and the remainder expires between one and five years.

(25) Insurance Subsidiary — Financial Information
FGL’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items.
FGL’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL's wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA) (b)	FGL NY Insurance (NY)
Statutory Net Income:
Fiscal year ended September 30, 2014 (Unaudited)	$180.3	$2.7
Year ended December 31, 2013	118.2	1.3
Year ended December 31, 2012	102.2	1.0

Statutory Capital and Surplus:
September 30, 2014 (Unaudited)	$1,134.4	$64.1
December 31, 2013	1,108.3	61.9
December 31, 2012	900.5	41.1

(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was incorporated in the state of Maryland.

The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is not significant in relation to FGL Insurance's and FGL NY Insurance's respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of September 30, 2014 and 2013, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements (unaudited).
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $124.4 to FGH in 2014 less any dividends paid during the immediately preceding 12 month period. FGL did not declare or pay any dividends to FGH during the 12 month period ended September 30, 2014. Therefore, FGL Insurance will be able to declare an ordinary dividend up to $124.4 with respect to its 2013 statutory results, subject to management’s discretion.

FGL Insurance’s statutory carrying value of Raven Re reflected the effect of a permitted practice Raven Re received to treat the available amount of the letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $270.0 at December 31, 2013. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $20.5 at December 31, 2013. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $108.9 (unaudited) at December 31, 2013 and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent.

As of September 30, 2014, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an decrease in statutory capital of $0.8 (unaudited) at September 30, 2014 and an increase to statutory capital and surplus of $11.5 at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date FGL acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice will have no impact on FGL’s consolidated financial statements which are prepared in accordance with US GAAP.

(26) Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited - See Accompanying Accountants’ Report)
The following supplemental information relating to Compass’ oil and natural gas producing activities for Fiscal 2014 and for the period from inception to September 30, 2013, is presented in accordance with ASC 932, “Extractive Activities, Oil and Gas.”
Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities (in millions, except per unit amounts):

	Fiscal 2014	Period from inception to September 30, 2013
Proved property acquisition costs	$—	$569.5
Unproved property acquisition costs	—	53.9
Total property acquisition costs	—	623.4
Development	11.4	11.8
Lease acquisitions and other	0.2	—
Capitalized asset retirement costs	0.1	0.1
Depletion per Boe	$8.68	$10.00
Depletion per Mcfe	$1.45	$1.67
Compass retains an independent engineering firm to provide annual year-end estimates of its future net recoverable oil and natural gas reserves. The estimated proved net recoverable reserves Compass shows below include only those quantities that it expects to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that Compass may recover through existing wells. Proved undeveloped reserves include those reserves that Compass may recover from new wells on undrilled acreage or from existing wells on which it must make a relatively major expenditure for recompletion or secondary recovery operations. All of Compass’ reserves are located onshore in the continental United States of America.
Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of Compass’ oil and natural gas properties. Estimates of fair value should also consider unproved reserves, anticipated future oil and natural gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is subjective and imprecise.

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Natural Gas Equivalent (Mmcfe)
Inception
Purchase of reserves in place (1)	3,940	331,592	7,353	399,350
Discoveries and extensions (2)	188	4,416	753	10,062
Revisions of previous estimates:
Changes in price	(125)	13,116	(135)	11,556
Other factors (3)	(296)	(12,136)	(1,941)	(25,558)
Production	(283)	(14,570)	(300)	(18,068)
September 30, 2013	3,424	322,418	5,730	377,342
Discoveries and extensions (2)	112	839	173	2,549
Revisions of previous estimates:
Changes in price	233	20,815	496	25,189
Other factors (4)	335	(13,750)	342	(9,688)
Production	(414)	(20,882)	(521)	(26,492)
September 30, 2014	3,690	309,440	6,220	368,900

(1)
Purchases of reserves in place include the initial contribution of conventional assets from EXCO as of February 14, 2013, and the acquisition of shallow Cotton Valley assets from an affiliate of BG Group as of March 5, 2013.

(2)	New discoveries and extensions were a result of Compass’ development in the Permian basin for both Fiscal 2014 and the period from inception to September 30, 2013.

(3)
Revisions of previous estimates due to other factors were primarily due to downward adjustments in the Permian basin of 18.1 Bcfe as a result of recent performance and modifications to Compass’ development plans which extended the development beyond a five-year horizon. In addition, revisions of previous estimates due to other factors in the East Texas/North Louisiana region were 7.5 Bcfe primarily due to performance.

(4)	Revisions of previous estimates due to other factors were primarily due to downward adjustments in the East Texas/North Louisiana region of 11.5 Bcfe primarily due to recent performance.

Estimated Quantities of Proved Developed and Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Mmcfe
Proved developed:
September 30, 2014	3,356	304,628	5,145	355,634
September 30, 2013	3,107	317,748	4,799	365,185
Proved undeveloped:
September 30, 2014	334	4,812	1,075	13,266
September 30, 2013	317	4,670	931	12,157
Standardized measure of discounted future net cash flows (“Standardized Measure”)
Compass has summarized the Standardized Measure related to its proved oil, natural gas, and natural gas liquids (“NGL”) reserves. Compass has based the following summary on a valuation of proved reserves using discounted cash flows based on prices as prescribed by the SEC, costs and economic conditions and a 10% discount rate. The additions to proved reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of Compass’ oil and natural gas properties, nor should the information be considered to be indicative of any trends.

	September 30,
	2014	2013
Future cash inflows	$1,895.2	$1,638.5
Future production costs	914.9	923.7
Future development costs	164.4	156.0
Future income taxes	136.2	39.3
Future net cash flows	679.7	519.5
Discount of future net cash flows at 10% per annum	333.9	217.2
Standardized measure of discounted future net cash flows	$345.8	$302.3

The reference prices at September 30, 2014 and 2013 used in the above table, were $99.08 and $95.04 per Bbl of oil, respectively, $4.24 and $3.60 per Mmbtu of natural gas, respectively, and $43.58 and $38.64 per Bbl for NGLs, respectively. The reference prices were based on West Texas Intermediate crude oil at Cushing, Oklahoma, and natural gas at Henry Hub. These prices were further adjusted for historical differentials. The prices used for NGLs were based on the trailing 12 month average of realized prices. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period.
The following are the principal sources of change in the Standardized Measure:

	Fiscal 2014	Period from inception to September 30, 2013
Sales and transfers of oil and natural gas produced	$(77.4)	$(46.2)
Net changes in prices and production costs	141.8	39.2
Extensions and discoveries, net of future development and production costs	3.5	8.1
Development costs during the period	10.0	7.4
Changes in estimated future development costs	(12.0)	20.2
Revisions of previous quantity estimates	24.2	(50.2)
Purchase of reserves in place	—	300.6
Accretion of discount before income taxes	32.3	16.1
Changes in timing and other	(34.3)	27.9
Net change in income taxes	(44.6)	(20.8)
Net change	$43.5	$302.3
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

	Total	Fiscal 2014	Period from inception to September 30, 2013
Property acquisition costs	$18.9	$—	$18.9
Capitalized interest	1.3	0.7	0.6
Total	$20.2	$0.7	$19.5

(27) Related Party Transactions
In November 2012, the Company and Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the HCP Stockholders, entered into a reciprocal services agreement (the “Services Agreement”) with respect to the provision of services to each other going forward. Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following thirty (30) days advance written notice. A special committee of the Company’s board of directors, comprised of independent directors under the rules of the New York Stock Exchange, advised by independent counsel, determined that it is in the best interests of the Company and its stockholders (not including Harbinger Capital and its affiliates) for the Company to enter into the Services Agreement and recommended to the Company’s board directors that they approve entry into the Services Agreement. Following such determination, the Company’s board of directors approved the Services Agreement. The Company recognized $5.7 and $4.7 of expenses under these Service Agreement with respect to Fiscal 2014 and 2013, respectively.
During Fiscal 2012, prior to entering into the Services Agreement discussed above, Harbinger Capital provided the Company with certain advisory and consulting services and office space for certain of the Company’s employees and officers. The Company reimbursed Harbinger Capital for its out-of-pocket expenses and the cost of advisory and consulting services and office space provided to the Company by Harbinger Capital. In addition, on January 9, 2012, the Company hired certain former personnel of Harbinger Capital effective as of October 1, 2011. The Company reimbursed Harbinger Capital for employment and other costs associated with the above employees to the extent their services related to the Company from October 1, 2011 to January 9, 2012. The Company recognized $2.0 of expenses under these arrangements with respect to Fiscal 2012. Such amounts have been approved by a special committee of the Company’s board of directors, comprised solely of independent directors under the NYSE rules, which was advised by independent counsel. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
Pursuant to the terms of an existing registration rights agreement between the Company and Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”), the Company undertook a registered secondary offering of 23.0 million shares of the Company’s common stock owned by the HCP Stockholders. The Company incurred $0.4 related to such offering during Fiscal 2013. The Company also provided customary representations, warranties and indemnifications to the underwriters.
In August 2013, the Company repurchased 1.7 million shares from the Harbinger Capital Partners Special Situations Fund, L.P., one of the HCP Stockholders, for $12.3, under the terms of a publicly announced general repurchase program of the Company’s outstanding common stock.
On March 18, 2014, HGI entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among HCP Stockholders and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23.0 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 in cash. HGI did not sell any securities in the transaction. Pursuant to the Letter Agreement, Leucadia have designated two directors to HGI's board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HGI's board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HGI that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HGI’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HGI to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HGI’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HGI’s board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HGI entered into a Registration Right Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer. A special committee of HGI’s board, comprised of independent directors under the NYSE Rules, advised by two separate outside counsel, determined that it is in the best interests of HGI and its stockholders (not including Harbinger Capital and Leucadia and their respective affiliates) for HGI to enter into the foregoing agreements and the related transactions.
In December 2013, FGL completed an initial public offering of 9.75 million shares of common stock, and the underwriters exercised their option to purchase from the Company an additional 1.46 million shares of common stock, at a price of $17.00 per share. Jefferies LLC ("Jefferies"), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HGI’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9, a portion of which was paid to Jefferies as a participating underwriter.
FGL invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC ("Fortress"), which has acquired interests greater than 10% ownership in HGI as of September 30, 2014.
As of September 30, 2014, Leucadia's ownership interest in the outstanding common shares of HGI exceeded 10%. During the quarter ended September 30, 2014, FGL sold debt securities issued by Leucadia and corporate debt issued by Jefferies recognizing gains of $1.6 and $5.8, respectively, for the Fiscal 2014.
The Company’s consolidated related party investments are summarized as follows:

		September 30, 2014
Issuer	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress	Fixed maturities	$194.9	$1.9	$196.8
The Company’s related net investment income is summarized as follows:

		Fiscal
Issuer	Investment Income Classification	2014
Fortress	Net investment income	$1.6
Leucadia	Net investment income	1.1
Jefferies	Net investment income	1.2

(28) Segment and Geographic Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. Refer to Note 29., Consolidating Financial Information, for disclosure of Total Assets for each segment.

	Fiscal
	2014	2013	2012
Revenues:
Consumer Products	$4,429.1	$4,085.6	$3,252.4
Insurance	1,349.7	1,348.4	1,221.8
Energy	147.0	90.2	—
Asset Management	34.2	28.9	8.6
Intersegment elimination	(17.1)	(9.7)	(2.1)
Consolidated segment revenues	5,942.9	5,543.4	4,480.7
Corporate and Other	20.1	—	—
Total revenues	$5,963.0	$5,543.4	$4,480.7

Depreciation and amortization
Consumer Products	$157.7	$139.8	$104.5
Insurance	102.5	186.3	163.6
Energy	41.8	32.2	—
Asset Management	0.3	0.2	0.1
Total segments	302.3	358.5	268.2
Corporate	0.3	0.2	0.1
Consolidated depreciation and amortization	$302.6	$358.7	$268.3

Operating income (loss):
Consumer Products	$481.9	$351.2	$301.8
Insurance	284.8	522.9	159.9
Energy	(53.7)	(45.2)	—
Asset Management	0.7	10.4	2.5
Intersegment elimination	(17.7)	(10.9)	(2.1)
Total segments	696.0	828.4	462.1
Corporate and eliminations	(126.5)	(91.0)	(52.6)
Consolidated operating income	569.5	737.4	409.5
Interest expense	(321.9)	(511.9)	(251.0)
Loss from the change in the fair value of the equity conversion feature of preferred stock	(12.7)	(101.6)	(156.6)
Gain on contingent purchase price reduction	0.5	—	41.0
Other expense, net	(22.2)	(5.6)	(17.5)
Consolidated income from continuing operations before income taxes	$213.2	$118.3	$25.4

	Fiscal
	2014	2013	2012
Capital expenditures:
Consumer Products	$73.4	$81.9	$46.8
Insurance	9.4	4.1	6.2
Energy	13.4	13.4	—
Asset Management	0.9	0.3	0.5
Total segments	97.1	99.7	53.5
Corporate	1.1	0.4	—
Consolidated capital expenditures	$98.2	$100.1	$53.5

	September 30,
Total long-lived assets:	2014	2013
Consumer Products	$428.9	$412.5
Insurance	11.4	7.0
Energy	464.4	572.6
Asset Management	1.4	0.7
Total segments	906.1	992.8
Corporate assets	2.5	0.5
Consolidated total long-lived assets	$908.6	$993.3

	Fiscal
Net change in cash due to operating activities	2014	2013	2012
Consumer Products	$432.7	$256.5	$258.7
Insurance	288.1	336.2	300.0
Energy	44.3	37.2	—
Asset Management	(4.9)	11.7	13.7
Net change in cash due to segment operating activities	760.2	641.6	572.4
Net change in cash due to corporate operating activities	(152.3)	(119.3)	50.1
Consolidated change in cash due to operating activities	$607.9	$522.3	$622.5

The Company’s geographic data disclosures are as follows:
Net consumer and other product sales to external customers:

	Fiscal
	2014	2013	2012
United States	$2,660.8	$2,411.4	$1,772.1
Outside the United States	1,788.4	1,674.2	1,480.3
Consolidated net consumer and other product sales to external customers	$4,449.2	$4,085.6	$3,252.4
Long-lived assets:

	September 30,
	2014	2013
United States	$733.0	$811.6
Outside the United States	175.6	181.7
Consolidated long-lived assets	$908.6	$993.3

(29) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at September 30, 2014 and September 30, 2013, and consolidating statements of operations information for Fiscal 2014, 2013 and 2012. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, FOH, invested cash portfolio and corporate long term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Harbinger Group Inc. - Condensed Consolidating Balance Sheet Information

September 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$18,820.7	$—	$584.6	$93.7	$(246.5)	$19,252.5
Investments in subsidiaries and affiliates	—	68.2	—	—	2,237.9	(2,306.1)	—
Affiliated loans and receivables	—	157.2	—	28.5	—	(185.7)	—
Cash and cash equivalents	194.6	633.8	14.2	53.5	423.1	—	1,319.2
Receivables, net	515.3	2.1	23.7	0.9	43.1	—	585.1
Inventories, net	624.5	—	—	—	10.7	—	635.2
Accrued investment income	—	181.8	—	3.7	—	(0.6)	184.9
Reinsurance recoverable	—	2,397.6	—	—	—	—	2,397.6
Deferred tax assets	46.7	139.0	—	—	1.1	(0.1)	186.7
Properties, including oil and natural gas properties, net	428.9	11.4	464.4	1.4	2.5	—	908.6
Goodwill	1,469.6	—	—	10.7	44.5	—	1,524.8
Intangibles, including DAC and VOBA, net	2,091.5	550.4	—	—	41.8	—	2,683.7
Other assets	141.9	233.6	2.5	9.2	34.7	—	421.9
Total assets	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

Liabilities and Equity:
Insurance reserves	$—	$20,215.1	$—	$—	$—	$—	$20,215.1
Debt	2,990.9	300.0	243.2	298.7	1,325.0	—	5,157.8
Accounts payable and other current liabilities	816.2	71.9	31.3	8.5	104.6	0.5	1,033.0
Employee benefit obligations	81.9	—	—	—	4.3	—	86.2
Deferred tax liabilities	516.0	—	—	—	17.2	0.1	533.3
Other liabilities	21.2	748.9	27.3	19.3	1.1	—	817.8
Affiliated debt and payables	—	7.8	102.3	286.5	34.8	(431.4)	—
Total liabilities	4,426.2	21,343.7	404.1	613.0	1,487.0	(430.8)	27,843.2
Temporary equity	—	—	—	—	—	—	—
Total stockholders’ equity	612.4	1,526.9	100.7	68.2	1,441.6	(2,308.2)	1,441.6
Noncontrolling interests	474.4	325.2	—	11.3	4.5	—	815.4
Total permanent equity	1,086.8	1,852.1	100.7	79.5	1,446.1	(2,308.2)	2,257.0
Total liabilities and equity	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

September 30, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$16,282.3	$—	$389.3	$42.3	$(248.0)	$16,465.9
Investment in subsidiaries and affiliates	—	62.0	—	—	2,012.9	(2,074.9)	—
Affiliated loans and receivables	—	150.1	—	0.9	—	(151.0)	—
Cash and cash equivalents	207.3	1,248.3	18.7	166.5	258.9	—	1,899.7
Receivables, net	546.9	—	22.2	1.2	41.0	—	611.3
Inventories, net	632.9	—	—	—	—	—	632.9
Accrued investment income	—	159.3	—	2.3	—	(0.4)	161.2
Reinsurance recoverable	—	2,363.7	—	—	—	—	2,363.7
Deferred tax assets	33.0	260.4	—	—	—	—	293.4
Properties, including oil and natural gas properties, net	412.5	7.0	572.6	0.7	0.5	—	993.3
Goodwill	1,476.7	—	—	—	—	—	1,476.7
Intangibles, including DAC and VOBA, net	2,163.2	565.9	—	—	—	—	2,729.1
Other assets	154.2	84.1	4.1	11.3	27.9	—	281.6
Total assets	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Liabilities and Equity:
Insurance reserves	$—	$18,895.9	$—	$—	$—	$—	$18,895.9
Debt	3,218.9	300.0	271.2	181.8	924.2	—	4,896.1
Accounts payable and other current liabilities	849.4	52.9	32.8	6.3	71.3	—	1,012.7
Equity conversion feature of preferred stock	—	—	—	—	330.8	—	330.8
Employee benefit obligations	96.6	—	—	—	3.0	—	99.6
Deferred tax liabilities	492.8	—	—	—	—	—	492.8
Other liabilities	28.9	640.2	25.4	23.3	0.2	—	718.0
Affiliated debt and payables	—	0.8	102.2	293.3	—	(396.3)	—
Total liabilities	4,686.6	19,889.8	431.6	504.7	1,329.5	(396.3)	26,445.9
Temporary equity	—	—	0.1	—	329.3	—	329.4
Total stockholders’ equity	531.0	1,293.3	185.9	67.8	724.7	(2,078.0)	724.7
Noncontrolling interests	409.1	—	—	(0.3)	—	—	408.8
Total permanent equity	940.1	1,293.3	185.9	67.5	724.7	(2,078.0)	1,133.5
Total liabilities and equity	$5,626.7	$21,183.1	$617.6	$572.2	$2,383.5	$(2,474.3)	$27,908.8

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Year ended September 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$4,429.1	$—	$—	$—	$20.1	$—	$4,449.2
Oil and natural gas	—	—	147.0	—	—	—	147.0
Insurance premiums	—	56.6	—	—	—	—	56.6
Net investment income	—	824.5	—	34.2	—	(16.5)	842.2
Net investment gains	—	395.9	—	—	—	(0.6)	395.3
Insurance and investment product fees and other	—	72.7	—	—	—	—	72.7
Total revenues	4,429.1	1,349.7	147.0	34.2	20.1	(17.1)	5,963.0
Operating costs and expenses:
Cost of consumer products and other goods sold	2,860.3	—	—	—	15.3	—	2,875.6
Oil and natural gas direct operating costs	—	—	69.6	—	—	—	69.6
Benefits and other changes in policy reserves	—	852.7	—	—	—	—	852.7
Selling, acquisition, operating and general expenses	1,005.2	114.7	50.1	33.5	131.3	0.6	1,335.4
Impairment of oil and gas properties	—	—	81.0	—	—	—	81.0
Amortization of intangibles	81.7	97.5	—	—	—	—	179.2
Total operating costs and expenses	3,947.2	1,064.9	200.7	33.5	146.6	0.6	5,393.5
Operating income (loss)	481.9	284.8	(53.7)	0.7	(126.5)	(17.7)	569.5
Equity in net income (losses) of subsidiaries	—	(6.0)	—	—	221.4	(215.4)	—
Interest expense	(202.1)	(22.5)	(7.7)	—	(89.6)	—	(321.9)
Affiliated interest expense	—	—	(9.0)	(6.0)	(1.5)	16.5	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(12.7)	—	(12.7)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other expense, net	(6.3)	—	(6.5)	(1.2)	(4.7)	(3.5)	(22.2)
Income (loss) from continuing operations before income taxes	273.5	256.3	(76.9)	(6.5)	(13.1)	(220.1)	213.2
Income tax expense (benefit)	59.0	54.0	—	(0.1)	0.9	(2.3)	111.5
Net income (loss)	214.5	202.3	(76.9)	(6.4)	(14.0)	(217.8)	101.7
Less: Net income (loss) attributable to noncontrolling interest	88.9	27.2	—	(0.4)	(3.7)	—	112.0
Net (loss) income attributable to controlling interest	125.6	175.1	(76.9)	(6.0)	(10.3)	(217.8)	(10.3)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	—	—	73.6	—	73.6
Net (loss) income attributable to common and participating preferred stockholders	$125.6	$175.1	$(76.9)	$(6.0)	$(83.9)	$(217.8)	$(83.9)

Year ended September 30, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$4,085.6	$—	$—	$—	$—	$—	$4,085.6
Oil and natural gas	—	—	90.2	—	—	—	90.2
Insurance premiums	—	58.8	—	—	—	—	58.8
Net investment income	—	715.5	—	28.9	—	(9.7)	734.7
Net investment gains	—	511.6	—	—	—	—	511.6
Insurance and investment product fees and other	—	62.5	—	—	—	—	62.5
Total revenues	4,085.6	1,348.4	90.2	28.9	—	(9.7)	5,543.4
Operating costs and expenses:
Cost of consumer products and other goods sold	2,695.3	—	—	—	—	—	2,695.3
Oil and natural gas direct operating costs	—	—	44.0	—	—	—	44.0
Benefits and other changes in policy reserves	—	531.8	—	—	—	—	531.8
Selling, acquisition, operating and general expenses	961.3	111.4	37.1	18.5	91.0	1.2	1,220.5
Impairment of oil and natural gas properties	—	—	54.3	—	—	—	54.3
Amortization of intangibles	77.8	182.3	—	—	—	—	260.1
Total operating costs and expenses	3,734.4	825.5	135.4	18.5	91.0	1.2	4,806.0
Operating income (loss)	351.2	522.9	(45.2)	10.4	(91.0)	(10.9)	737.4
Equity in net income of subsidiaries	—	—	—	—	266.3	(266.3)	—
Interest expense	(375.6)	(11.5)	(4.7)	—	(120.1)	—	(511.9)
Affiliated interest expense	—	—	(5.6)	(4.1)	—	9.7	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(101.6)	—	(101.6)
Other expense net	(3.5)	(0.2)	(1.3)	—	(0.6)	—	(5.6)
Income (loss) from continuing operations before income taxes	(27.9)	511.2	(56.8)	6.3	(47.0)	(267.5)	118.3
Income tax expense (benefit)	27.4	161.0	—	0.1	(1.2)	—	187.3
Net (loss) income	(55.3)	350.2	(56.8)	6.2	(45.8)	(267.5)	(69.0)
Less: Net (loss) income attributable to noncontrolling interest	(23.6)	—	—	0.4	—	—	(23.2)
Net (loss) income attributable to controlling interest	(31.7)	350.2	(56.8)	5.8	(45.8)	(267.5)	(45.8)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	—	—	48.4	—	48.4
Net (loss) income attributable to common and participating preferred stockholders	$(31.7)	$350.2	$(56.8)	$5.8	$(94.2)	$(267.5)	$(94.2)

Year ended September 30, 2012	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer product sales	$3,252.4	$—	$—	$—	$—	$—	$3,252.4
Insurance premiums	—	55.3	—	—	—	—	55.3
Net investment income	—	716.2	—	8.6	—	(2.1)	722.7
Net investment gains (losses)	—	410.0	—	—	—	—	410.0
Insurance and investment product fees and other	—	40.3	—	—	—	—	40.3
Total revenues	3,252.4	1,221.8	—	8.6	—	(2.1)	4,480.7
Operating costs and expenses:
Consumer products cost of goods sold	2,136.8	—	—	—	—	—	2,136.8
Benefits and other changes in policy reserves	—	777.4	—	—	—	—	777.4
Selling, acquisition, operating and general expenses	750.1	123.9	—	6.1	52.6	—	932.7
Amortization of intangibles	63.7	160.6	—	—	—	—	224.3
Total operating costs and expenses	2,950.6	1,061.9	—	6.1	52.6	—	4,071.2
Operating income (loss)	301.8	159.9	—	2.5	(52.6)	(2.1)	409.5
Equity in net income (losses) of subsidiaries	—	—	—	—	372.0	(372.0)	—
Interest expense	(191.9)	(2.5)	—	—	(56.6)	—	(251.0)
Affiliated interest income	—	—	—	(2.1)	—	2.1	—
Gain from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(156.6)	—	(156.6)
Gain on contingent purchase price reduction	—	41.0	—	—	—	—	41.0
Other expense, net	(0.9)	0.1	—	—	(16.7)	—	(17.5)
Income from continuing operations before income taxes	109.0	198.5	—	0.4	89.5	(372.0)	25.4
Income tax expense (benefit)	60.4	(145.7)	—	—	—	—	(85.3)
Net income	48.6	344.2	—	0.4	89.5	(372.0)	110.7
Less: Net income attributable to noncontrolling interest	21.2	—	—	—	—	—	21.2
Net income attributable to controlling interest	27.4	344.2	—	0.4	89.5	(372.0)	89.5
Less: Preferred stock dividends and accretion and loss on conversion	—	—	—	—	59.6	—	59.6
Net income attributable to common and participating preferred stockholders	$27.4	$344.2	$—	$0.4	$29.9	$(372.0)	$29.9

(30) Quarterly Results (Unaudited - See Accompanying Accountants’ Report)

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total revenues	1,512.4	1,599.4	1,341.2	1,510.0
Operating income	144.9	229.1	16.2	179.3
Net (loss) income attributable to common and participating preferred stockholders	(6.3)	49.0	(87.6)	(39.0)
Net (loss) income per common share attributable to controlling interest:
Basic	(0.03)	0.28	(0.63)	(0.28)
Diluted	(0.03)	0.28	(0.63)	(0.28)

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Total revenues	1,498.6	1,410.6	1,411.9	1,222.3
Operating income	205.4	182.6	134.0	215.4
Net (loss) income attributable to common and participating preferred stockholders	(202.3)	91.6	(45.5)	62.0
Net (loss) income per common share attributable to controlling interest:
Basic	(1.45)	0.45	(0.33)	0.31
Diluted	(1.45)	0.25	(0.33)	0.03

(31) Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following are the significant events which occurred subsequent to September 30, 2014 but before these financial statements were issued:
Spectrum Brands’ Acquisition of Proctor & Gamble’s European pet food business
On September 23, 2014, Spectrum Brands entered into a definitive agreement to acquire Proctor & Gamble’s European pet food business, consisting of premium brands for dogs and cats. The acquisition is expected to close in the first half of Fiscal 2015. Spectrum Brands will account for this acquisition in accordance with ASC 805.
Spectrum Brands’ Acquisition of Tell Manufacturing
On October 2, 2014, the Company completed a $31.8 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a leading manufacturer and distributor of commercial doors, locks and hardware. The Company will account for the acquisition of Tell in accordance with ASC 805. Spectrum Brands is in the process of completing the preliminary purchase accounting.
Acquisition of Remaining Interest in Compass Production
On October 6, 2014, the Company announced that its wholly-owned subsidiary, HGI Energy, has executed an agreement to acquire the remaining approximately 25% interests it does not already hold in Compass from EXCO for $118.8 in cash. The economic effective date of the transaction is August 1, 2014. The transaction closed on October 31, 2014 resulting in HGI owning an economic interest of 99.8% in Compass which includes 100% of the ownership interests in the General Partner. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. The Company expects to finalize the accounting for the acquisition as soon as practicable.
Spectrum Brands’ Expansion of its Global Expense Rationalization Initiatives
On November 3, 2014, Spectrum Brands announced an expansion to its Global Expense Rationalization Initiatives, which was initially implemented in Fiscal 2013. These expanded initiatives consist of headcount reductions in Spectrum Brands’ Global Batteries & Appliances and Global Pet Supplies segments and in Corporate, consistent with the original announcement in Fiscal 2013. Costs associated with the expanded initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46.5, which include costs associated with the Global Expense Rationalization Initiatives announced in Fiscal 2013.
Front Street Re Execution of New Reinsurance Transaction
On November 3, 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for approximately $17.9. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. The Ability Re acquisition consisted of approximately $350.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements will complement Front Street Cayman’s existing in force of asset intensive, long-duration insurance liabilities. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. Front Street Cayman expects to finalize the accounting for the acquisition as soon as practicable.

SCHEDULE I
HARBINGER GROUP INC. AND SUBSIDIARIES
Summary of Investments — Other than Investments in Related Parties
September 30, 2014
(In millions)

	Amortized Cost (a)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$395.3	$403.3	$403.3
States, municipalities and political subdivisions	1,149.9	1,259.8	1,259.8
Foreign governments	13.1	12.9	12.9
Public utilities	1,822.2	1,922.4	1,922.4
All other corporate bonds	12,968.2	13,492.4	13,492.4
Redeemable preferred stock	120.0	120.7	120.7
Total fixed maturities	16,468.7	17,211.5	17,211.5
Equity securities:
Common stocks:
Banks, trust, and insurance companies	98.4	85.4	85.4
Industrial, miscellaneous and all other	141.2	104.5	104.5
Nonredeemable preferred stock	547.3	578.2	578.2
Total equity securities	786.9	768.1	768.1
Derivative investments	177.7	296.3	296.3
Asset-based loans	811.6	811.6	811.6
Policy loans	10.6	10.6	10.6
Other invested assets	154.3	154.4	154.4
Total investments	$18,409.8	$19,252.5	$19,252.5

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

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
Condensed Financial Information of the Registrant
HARBINGER GROUP INC. (Registrant Only)
BALANCE SHEETS
(In millions)

	September 30,
	2014	2013
ASSETS
Cash and cash equivalents	$420.0	$256.9
Receivables, net	42.5	41.0
Prepaid expenses and other current assets	—	3.3
Total current assets	462.5	301.2
Investments in consolidated subsidiaries	2,357.4	2,049.0
Advances to consolidated subsidiaries	9.6	9.5
Properties, net	0.6	0.5
Deferred charges and other assets	31.6	23.1
Total assets	$2,861.7	$2,383.3
LIABILITIES AND EQUITY
Accounts payable	$3.0	$1.4
Accrued and other current liabilities	86.7	69.6
Total current liabilities	89.7	71.0
Long-term debt	1,325.0	924.2
Equity conversion feature of preferred stock	—	330.8
Employee benefit obligations	4.3	3.0
Other liabilities	1.1	0.3
Total liabilities	1,420.1	1,329.3
Temporary equity:
Redeemable preferred stock	—	329.3
Stockholders’ equity:
Common stock	2.0	1.4
Additional paid-in capital	1,472.3	828.0
Accumulated deficit	(276.3)	(192.4)
Accumulated other comprehensive income	243.6	87.7
Total stockholders’ equity	1,441.6	724.7
Total liabilities and equity	$2,861.7	$2,383.3
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HARBINGER GROUP INC. (Registrant Only)
STATEMENTS OF OPERATIONS
(In millions)

	Year ended September 30,
	2014	2013	2012
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	111.1	77.4	48.4
Acquisition related charges	4.2	12.7	3.7
Total operating expenses	115.3	90.1	52.1
Operating loss	(115.3)	(90.1)	(52.1)
Other income (expense):
Equity in net income of subsidiaries	207.7	263.7	354.6
Interest expense	(89.7)	(120.1)	(56.6)
Loss from the change in the fair value of the equity conversion feature of preferred stock	(12.7)	(101.6)	(156.6)
Gain on contingent purchase price reduction	0.5	—	—
Other, net	0.1	1.1	0.2
(Loss) income before income taxes	(9.4)	(47.0)	89.5
Income tax expense (benefit)	0.9	(1.2)	—
Net (loss) income	(10.3)	(45.8)	89.5
Less: Preferred stock dividends and accretion and loss on conversion	73.6	48.4	59.6
Net (loss) income attributable to common and participating preferred stockholders	$(83.9)	$(94.2)	$29.9
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HARBINGER GROUP INC. (Registrant Only)
STATEMENTS OF CASH FLOWS
(In millions)

	Year ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(10.3)	$(45.8)	$89.5
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of properties	0.2	0.2	0.1
Stock-based compensation	27.0	11.7	1.9
Amortization of debt issuance costs	3.5	2.7	2.9
Amortization of debt discount	1.5	0.5	0.6
Write-off of debt issuance costs on retired debt	—	10.8	—
Write-off of debt discount on retired debt	—	2.1	—
Deferred income taxes	—	—	3.6
Equity in net income of subsidiaries	(207.7)	(263.7)	(354.6)
Dividends from subsidiaries	118.0	127.1	69.5
Loss from the change in the fair value of the equity conversion feature of preferred stock	12.7	101.6	156.6
Gain on contingent purchase price reduction	(0.5)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	—	(4.6)
Accounts payable and accrued and other current liabilities	43.5	51.4	27.0
Other operating	(0.7)	11.6	(1.7)
Net change in cash due to operating activities	(12.8)	10.2	(9.2)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	—	34.0	108.9
Cost of investments acquired	—	—	(68.0)
Capital contributions to consolidated subsidiaries	(115.5)	(454.4)	(36.3)
Return of capital from subsidiary	—	126.8	88.0
Repayments from (advances to) consolidated subsidiaries	—	—	49.3
Capital expenditures	(0.3)	(0.4)	—
Net change in cash due to investing activities	(115.8)	(294.0)	141.9
Cash flows from financing activities:
Dividends paid on preferred stock	(28.6)	(33.4)	(31.7)
Proceeds from senior secured notes	400.0	923.9	—
Repayment of senior secured notes, including tender / call premium	—	(545.9)	—
Debt issuance costs	(10.4)	(25.1)	—
Common stock repurchased	(65.6)	(12.3)	—
Share based award tax withholding payments	(6.5)	(2.3)	—
Other financing activities	2.8	—	—
Net change in cash due to financing activities	291.7	304.9	(31.7)
Net increase in cash and cash equivalents	163.1	21.1	101.0
Cash and cash equivalents at beginning of period	256.9	235.8	134.8
Cash and cash equivalents at end of period	$420.0	$256.9	$235.8
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
HARBINGER GROUP INC. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2014	2013	2012
Life Insurance (single segment):
Deferred acquisition costs	$463.8	$340.6	$169.2
Future policy benefits, losses, claims and loss expenses	3,655.5	3,556.8	3,614.8
Other policy claims and benefits payable	58.1	51.5	91.1
Premium revenue	56.6	58.8	55.3
Net investment income	824.5	715.5	716.2
Benefits, claims, losses and settlement expenses	(852.7)	(531.8)	(777.4)
Amortization of deferred acquisition costs	(41.7)	(45.3)	(15.2)
Other operating expenses	(114.7)	(111.4)	(123.9)
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
HARBINGER GROUP INC. AND SUBSIDIARIES
Reinsurance
(In millions)

For the year ended September 30, 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,785.6	$(2,014.3)	$16.4	$787.7	2.1%
Premiums and other considerations:
Traditional life insurance premiums	$266.8	$(246.1)	$35.9	$56.6	63.4%
Annuity product charges	142.5	(71.4)	—	71.1	—%
Total premiums and other considerations	$409.3	$(317.5)	$35.9	$127.7	28.1%

For the year ended September 30, 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,596.7	$(1,965.4)	$17.3	$648.6	2.7%
Premiums and other considerations:
Traditional life insurance premiums	$279.2	$(253.2)	$32.8	$58.8	55.8%
Annuity product charges	135.5	(75.0)	—	60.5	—%
Total premiums and other considerations	$414.7	$(328.2)	$32.8	$119.3	27.5%

For the year ended September 30, 2012	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,436.3	$(1,929.0)	$22.8	$530.1	4.3%
Premiums and other considerations:
Traditional life insurance premiums	$298.0	$(289.9)	$47.2	$55.3	85.4%
Annuity product charges	117.9	(79.6)	—	38.3	—%
Total premiums and other considerations	$415.9	$(369.5)	$47.2	$93.6	50.4%
See accompanying Report of Independent Registered Public Accounting Firm.

HARBINGER GROUP INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT TO RULE 3-16 OF REGULATION S-X

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Spectrum Brands Holdings, Inc.:
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Spectrum Brands Holdings, Inc.:
We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014, along with the financial statement schedule II, and our report dated November 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 21, 2014

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2014 and September 30, 2013
(Amounts in thousands, except per share figures)

	September 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$194,633	$207,257
Receivables:
Trade accounts receivable, net of allowances $48,641 and $37,376, respectively	439,038	481,313
Other	76,236	65,620
Inventories	624,535	632,923
Deferred income taxes	36,708	32,959
Prepaid expenses and other	63,476	62,833
Total current assets	1,434,626	1,482,905
Property, plant and equipment, net	428,877	412,551
Deferred charges and other	37,279	26,050
Goodwill	1,469,561	1,476,672
Intangible assets, net	2,091,539	2,163,166
Debt issuance costs	51,147	65,329
Total assets	$5,513,029	$5,626,673
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$96,736	$102,921
Accounts payable	519,733	525,519
Accrued liabilities:
Wages and benefits	88,064	82,056
Income taxes payable	18,544	32,613
Accrued interest	35,429	36,731
Other	157,198	172,530
Total current liabilities	915,704	952,370
Long-term debt, net of current maturities	2,894,137	3,115,942
Employee benefit obligations, net of current portion	81,964	96,612
Deferred income taxes	513,204	492,774
Other	21,190	28,879
Total liabilities	4,426,199	4,686,577
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 54,154 and 53,579 shares, respectively; outstanding 52,713 and 52,210 shares	542	535
Additional paid-in capital	1,433,413	1,410,738
Accumulated deficit	(283,141)	(435,911)
Accumulated other comprehensive loss	(63,074)	(38,521)
	1,087,740	936,841
Less treasury stock, at cost, 1,441 and 1,369 shares, respectively	(44,338)	(39,820)
Total shareholders' equity	1,043,402	897,021
Noncontrolling interest	43,428	43,075
Total equity	1,086,830	940,096
Total liabilities and equity	$5,513,029	$5,626,673

See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Operations
Years ended September 30, 2014, 2013 and 2012
(Amounts in thousands, except per share figures)

	2014	2013	2012
Net sales	$4,429,109	$4,085,581	$3,252,435
Cost of goods sold	2,856,527	2,685,285	2,126,922
Restructuring and related charges	3,713	9,984	9,835
Gross profit	1,568,869	1,390,312	1,115,678
Selling	678,152	636,958	521,191
General and administrative	321,645	286,370	218,832
Research and development	47,855	43,334	33,087
Acquisition and integration related charges	20,102	48,445	31,066
Restructuring and related charges	19,182	24,028	9,756
Total operating expenses	1,086,936	1,039,135	813,932
Operating income	481,933	351,177	301,746
Interest expense	202,118	375,625	191,911
Other expense, net	6,286	3,506	878
Income (loss) from continuing operations before income taxes	273,529	(27,954)	108,957
Income tax expense	59,023	27,359	60,385
Net income (loss)	214,506	(55,313)	48,572
Less: Net income (loss) attributable to non-controlling interest	414	(67)	—
Net income (loss) attributable to controlling interest	$214,092	$(55,246)	$48,572
Basic earnings (loss) per share:
Weighted average shares of common stock outstanding	52,634	52,034	51,608
Net income (loss) per share attributable to controlling interest	$4.07	$(1.06)	$0.94
Diluted earnings (loss) per share:
Weighted average shares and equivalents outstanding	53,261	52,034	53,309
Net income (loss) per share attributable to controlling interest	$4.02	$(1.06)	$0.91
Cash dividends declared per common share	$1.15	$0.75	$1.00

See accompanying notes which are an integral part of these consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years ended September 30, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Net income (loss)	$214,506	$(55,313)	$48,572
Other comprehensive loss, net of tax:
Foreign currency translation loss	(32,528)	(6,622)	(8,602)
Unrealized gain (loss) on derivative hedging instruments	11,531	(2,509)	1,545
Defined benefit pension gain (loss)	(3,617)	4,248	(11,932)
Other comprehensive loss, net of tax	(24,614)	(4,883)	(18,989)
Comprehensive income (loss)	189,892	(60,196)	29,583
Less: Comprehensive income attributable to non-controlling interest	436	136	—
Comprehensive income (loss) attributable to controlling interest	$189,456	$(60,332)	$29,583
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2014, 2013 and 2012
(In thousands)

					Accumulated
					Other
			Additional		Comprehensive		Total	Non-
	Common Stock		Paid-in	Accumulated	Income (Loss),	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	Deficit	net of tax	Stock	Equity	Interest	Equity
Balances at September 30, 2011	52,226	$525	$1,374,097	$(336,063)	$(14,446)	$(5,616)	$1,018,497	$—	$1,018,497
Net income	—	—	—	48,572	—	—	48,572	—	48,572
Other comprehensive loss	—	—	—	—	(18,989)	—	(18,989)	—	(18,989)
Vesting of restricted stock units	368	3	(3)	—	—	—	—	—	—
Treasury stock purchases	(1,111)	—	—	—	—	(30,996)	(30,996)	—	(30,996)
Amortization of unearned compensation	—	—	29,164	—	—	—	29,164	—	29,164
Restricted stock units surrendered	—	—	(3,997)	—	—	—	(3,997)	—	(3,997)
Dividend declared	—	—	—	(53,156)	—	—	(53,156)	—	(53,156)
Balances at September 30, 2012	51,483	$528	$1,399,261	$(340,647)	$(33,435)	$(36,612)	$989,095	$—	$989,095
Net loss	—	—	—	(55,246)	—	—	(55,246)	(67)	(55,313)
Other comprehensive income (loss)	—	—	—	—	(5,086)	—	(5,086)	203	(4,883)
Vesting of restricted stock units	780	7	(7)	—	—	—	—	—	—
Treasury stock purchases	(53)	—	—	—	—	(3,208)	(3,208)	—	(3,208)
Amortization of unearned compensation	—	—	31,534	—	—	—	31,534	—	31,534
Restricted stock units surrendered	—	—	(20,050)	—	—	—	(20,050)	—	(20,050)
Dividend declared	—	—	—	(40,018)	—	—	(40,018)	—	(40,018)
Noncontrolling interest	—	—	—	—	—	—	—	42,939	42,939
Balances at September 30, 2013	52,210	$535	$1,410,738	$(435,911)	$(38,521)	$(39,820)	$897,021	$43,075	$940,096
Net income	—	—	—	214,092	—	—	214,092	414	214,506
Other comprehensive income loss	—	—	—	—	(24,553)	—	(24,553)	(61)	(24,614)
Vesting of restricted stock units	575	7	(7)	—	—	—	—	—	—
Treasury stock purchases	(72)	—	—	—	—	(4,518)	(4,518)	—	(4,518)
Amortization of unearned compensation	—	—	47,675	—	—	—	47,675	—	47,675
Restricted stock units surrendered	—	—	(24,993)	—	—	—	(24,993)	—	(24,993)
Dividend declared	—	—	—	(61,322)	—	—	(61,322)	—	(61,322)
Balances at September 30, 2014	52,713	$542	$1,433,413	$(283,141)	$(63,074)	$(44,338)	$1,043,402	$43,428	$1,086,830
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$214,506	$(55,313)	$48,572
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation	75,902	62,114	40,950
Amortization of intangibles	81,728	77,779	63,666
Amortization of unearned restricted stock compensation	46,809	43,861	29,164
Amortization of debt issuance costs	12,796	13,241	9,922
Non-cash increase to cost of goods sold due to HHI acquisition inventory step up	—	31,000	—
Write off unamortized discount / (premium) on retired debt	2,821	(5,178)	(466)
Write off of debt issuance costs	6,395	21,574	2,946
Non-cash restructuring and related charges	9,187	23,245	5,195
Non-cash debt accretion	3,123	2,482	722
Note retirement tender, call premium and related costs	—	111,307	25,400
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,522	(62,316)	22,892
Inventories	10,575	(2,707)	(11,642)
Prepaid expenses and other current assets	(644)	(4,269)	561
Accounts payable and accrued liabilities	(36,510)	(818)	5,360
Deferred taxes	1,929	(21,655)	22,633
Other changes in assets and liabilities	(28,449)	22,162	(7,124)
Net cash provided by operating activities	432,690	256,509	258,751
Cash flows from investing activities:
Purchases of property, plant and equipment	(73,347)	(81,976)	(46,809)
Acquisition of Liquid Fence, net of cash acquired	(27,629)	—	—
Acquisition of Shaser, net of cash acquired	—	(48,766)	—
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)	—
Acquisition of Black Flag	—	—	(43,750)
Acquisition of FURminator, net of cash acquired	—	—	(139,390)
Proceeds from sales of property, plant and equipment	9,203	203	500
Other investing activities	(1,788)	(1,381)	(2,045)
Net cash used by investing activities	(93,561)	(1,482,928)	(231,494)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	523,658	1,936,250	—
Proceeds from issuance of 6.375% Notes	—	520,000	—
Proceeds from issuance of 6.625% Notes	—	570,000	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(764,874)	(571,093)	(155,061)
Payment of 9.5% Notes, including tender and call premium	—	(1,061,307)	—
Proceeds from issuance of 6.75% Notes	—	—	300,000
Payment of 12% Notes, including tender and call premium	—	—	(270,431)
Proceeds from issuance of 9.5% Notes, including premium	—	—	217,000
Debt issuance costs	(5,411)	(60,850)	(11,231)
Other debt financing, net	557	11,941	392
Reduction of other debt	(6,030)	(1,251)	(4,112)
Cash dividends paid	(61,904)	(40,108)	(51,450)
Treasury stock purchases	(4,518)	(3,208)	(30,996)
Share based payment tax withholding payments	(24,972)	(20,141)	(3,936)
Other financing activities	—	—	(953)
Net cash provided (used) by financing activities	(343,494)	1,280,233	(10,778)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(1,871)	—
Effect of exchange rate changes on cash and cash equivalents	(8,259)	(2,647)	(932)
Net increase (decrease) in cash and cash equivalents	(12,624)	49,296	15,547
Cash and cash equivalents, beginning of period	207,257	157,961	142,414
Cash and cash equivalents, end of period	$194,633	$207,257	$157,961
Supplemental disclosure of cash flow information:
Cash paid for interest	$178,652	$336,798	$185,634
Cash paid for taxes	$80,702	$49,638	$39,173
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(Amounts in thousands, except per share figures)

(1)  DESCRIPTION OF BUSINESS
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings” or the “Company”), is a diversified global branded consumer products company. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company also designs, markets, distributes and sells certain hardware, home improvement and plumbing products. The Company’s operations utilize manufacturing and product development facilities located in the United States (“U.S.”), Europe, Latin America and Asia.
The Company sells its products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.
The Company's global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden; and hardware and home improvement.
The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company's worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company's worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of the Company's home and garden and insect control business (“Home and Garden”); and (iv) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our business segments, see Note 11, “Segment Information.”

(2)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(a) Principles of Consolidation and Fiscal Year End
The consolidated financial statements include the financial statements of SB Holdings and its majority owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2014, Fiscal 2013 and Fiscal 2012 refer to the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
(b) Revenue Recognition
The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed reasonably assured. The Company is generally not obligated to allow for, and its general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances, hardware and home improvement and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.
The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net sales or an increase in Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with Accounting Standards Codification (“ASC”) Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.
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
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 16%, 18% and 23% of the Company’s Net sales during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. This major customer also represented approximately 14% and 11% of the Company’s Trade accounts receivable, net as of September 30, 2014 and September 30, 2013, respectively.
Approximately 40%, 41% and 46% of the Company’s Net sales during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for ability to collect based on an assessment of the risks present.
(f) Displays and Fixtures
Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.
Permanent fixtures are more lasting in nature, are generally made from wire or other longer-lived materials, and are shipped to customers for use in displaying the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.

The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers. The unamortized cost of permanent fixtures is reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.
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
(h) Property, Plant and Equipment
Property, plant and equipment are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20	—	40	years
Machinery, equipment and other	2	—	15	years
Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense.
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
(i) Intangible Assets
Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The excess of the fair value of the consideration transferred in a business combination over the fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.
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
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date.

Intangibles with Indefinite Lives
In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company used the discounted estimated future cash flows methodology. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names, (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit, and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.
In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology are: (i) royalty rates, (ii) projected average revenue growth rates, and (iii) applicable discount rates.
In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company concluded that the fair value of its intangible assets exceeded their carrying value.
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
The fair values of our Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies and the Home and Garden Business exceeded their carrying values by 87%, 47%, 80% and 146%, respectively, as of the date of the Company’s latest annual impairment testing.
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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income tax expense.
(m) Foreign Currency Translation
Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.
As of September 30, 2014 and September 30, 2013, accumulated (losses) gains related to foreign currency translation adjustments of $(39,517) and $(7,050), respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.
Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $6,775, $9,388 and $1,654 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, are included in Other expense, net, in the accompanying Consolidated Statements of Operations.
(n) Shipping and Handling Costs
The Company incurred shipping and handling costs of $260,321, $246,090 and $198,152 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.
(o) Advertising Costs
The Company incurred advertising costs of $21,356, $22,971 and $20,706 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.
(p) Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.
(q) Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income (loss) per common share does not consider the effect of dilutive common stock equivalents. As long as their effect is not antidilutive, diluted net income (loss) per common share reflects the dilution that would occur if employee stock units and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income (loss) of the entity. The computation of diluted net income (loss) per common share uses the “treasury stock” method to reflect dilution. The difference between the number of shares used in the calculations of basic and diluted net income (loss) per share is due to the effects of restricted stock and assumed conversion of employee stock unit awards.
 Net income (loss) per common share is calculated based upon the following shares:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Basic	52,634	52,034	51,608
Effect of common stock equivalents	627	—	1,701
Diluted	53,261	52,034	53,309
During Fiscal 2013, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the net loss reported.

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
(s) Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Pesos and Brazilian Reals.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 7, “Derivative Financial Instruments.”

The following is a roll forward of the amounts recorded in AOCI:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Foreign Currency Translation Adjustments:
Beginning balance	$(7,050)	$(225)	$8,377
Gross change before reclassification adjustment	(32,528)	(6,622)	(8,602)
Gross change after reclassification adjustment	$(32,528)	$(6,622)	$(8,602)
Deferred tax effect	—	—	—
Deferred tax valuation allowance	—	—	—
Other Comprehensive Income (Loss)	$(32,528)	$(6,622)	$(8,602)
Noncontrolling interest	(61)	203	—
Comprehensive income (loss) attributable to controlling interest	$(39,517)	$(7,050)	$(225)

Derivative Hedging Instruments:
Beginning balance	$(2,291)	$218	$(1,327)
Gross change before reclassification adjustment	13,154	(2,013)	(1,824)
Net reclassification adjustment for (gains) losses included in earnings	2,557	(920)	3,097
Gross change after reclassification adjustment	$15,711	$(2,933)	$1,273
Deferred tax effect	(4,225)	(234)	(636)
Deferred tax valuation allowance	45	658	908
Other Comprehensive Income (Loss)	$11,531	$(2,509)	$1,545
Ending balance	9,240	$(2,291)	$218

Defined Benefit Pension Plans:
Beginning balance	$(29,180)	$(33,428)	$(21,496)
Gross change before reclassification adjustment	(6,600)	8,097	(15,682)
Net reclassification adjustment for losses included in Cost of goods sold	582	1,571	900
Net reclassification adjustment for (gains) losses included in Selling expenses	295	(584)	—
Net reclassification adjustment for losses included in General and administrative expenses	491	373	—
Gross change after reclassification adjustment	$(5,232)	$9,457	$(14,782)
Deferred tax effect	2,954	(5,123)	3,632
Deferred tax valuation allowance	(1,339)	(86)	(782)
Other Comprehensive Income (Loss)	$(3,617)	$4,248	$(11,932)
Ending balance	$(32,797)	$(29,180)	$(33,428)

Total Other Comprehensive Income (Loss), net of tax	$(24,614)	$(4,883)	$(18,989)

Total ending AOCI	$(63,074)	$(38,521)	$(33,435)
(t) Stock Compensation
The Company measures the cost of its stock-based compensation plans, which include restricted stock awards and restricted stock units, based on the fair value of the awards at the date of grant and recognizes these costs over the requisite service period of the awards.
In June 2010, SB Holdings adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the RH Plan.
On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. During Fiscal 2014, the 2011 Plan was amended to increase the shares issuable by 1,000. Including the amendment to the 2011 Plan, up to 5,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan.

Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2014, Fiscal 2013 and Fiscal 2012, was $46,809, $43,861 and $29,164, respectively. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations. The remaining unrecognized pre-tax compensation cost related to restricted stock units at September 30, 2014 was $11,815.
The Company granted approximately 669 restricted stock units during Fiscal 2014. The 669 restricted stock units granted during Fiscal 2014 include 203 restricted stock units that vested immediately and 143 restricted stock units that vest over a one year period. The remaining 323 restricted stock units are performance-based and vest over a two year period. The total market value of the restricted stock units on the date of the grant was approximately $50,507.
The Company granted approximately 700 restricted stock units during Fiscal 2013. Of these grants, 48 restricted stock units are time-based and vest over a period of one year. Of the remaining 652 restricted stock units, 90 are performance-based and vest over a one year period and 562 are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $32,176.
The Company granted approximately 863 restricted stock units during Fiscal 2012. Of these grants, 160 restricted stock units are time-based and vest over a period ranging from one to two years. The remaining 703 restricted stock units are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $24,408.
A summary of the Company’s restricted stock and restricted stock unit award activity for Fiscal 2014, Fiscal 2013 and Fiscal 2012, and the non-vested awards outstanding as of September 30, 2014 is as follows:

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Awards	Shares	Fair Value	Date
Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(110)	23.75	(2,613)
Restricted stock awards at September 30, 2012	13	$28.00	$364
Vested	(13)	28.00	(364)
Restricted stock awards at September 30, 2013	—	$—	$—
Vested	—	—	—
Restricted stock awards at September 30, 2014	—	$—	$—

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Units	Shares	Fair Value	Date
Non-vested restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	863	28.28	24,408
Forfeited	(57)	28.49	(1,624)
Vested	(520)	29.83	(15,509)
Non-vested restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	700	45.97	32,176
Forfeited	(302)	30.36	(9,168)
Vested	(1,211)	28.25	(34,216)
Non-vested restricted stock units at September 30, 2013	1,118	$39.11	$43,723
Granted	669	75.50	50,507
Forfeited	(6)	69.33	(416)
Vested	(954)	39.69	(37,860)
Non-vested restricted stock units at September 30, 2014	827	$67.66	$55,954

(u) Restructuring and Related Charges
Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”) and ASC Topic 712: “Compensation - Nonretirement Post-Employment Benefits,” (ASC 712”). Under ASC 420 and ASC 712, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis.
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
The Company reports restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.
(See also Note 14, “Restructuring and Related Charges,” for a more complete discussion of restructuring initiatives and related costs).
(v) Acquisition and Integration Related Charges
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

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	2014	2013	2012
Russell Hobbs
Legal and professional fees	$9	$39	$1,495
Integration costs	2,421	3,452	10,168
Employee termination charges	30	217	3,900
Russell Hobbs Acquisition and integration related charges	$2,460	$3,708	$15,563
HHI Business
Legal and professional fees	2,192	27,712	—
Integration costs	8,691	8,864	—
Employee termination charges	155	356	—
HHI Business Acquisition and integration related charges	$11,038	$36,932	$—
Liquid Fence	3,475	—	—
Shaser	930	4,828	—
FURminator	53	2,270	7,938
Black Flag	—	154	3,379
Other	2,146	553	4,186
Total Acquisition and integration related charges	$20,102	$48,445	$31,066

(3)  INVENTORIES
Inventories consist of the following:

	September, 30
	2014	2013
Raw materials	$104,129	$97,290
Work-in-process	35,259	40,626
Finished goods	485,147	495,007
	$624,535	$632,923

(4)  PROPERTY, PLANT AND EQUIPME
Property, plant and equipment consist of the following:

	September, 30
	2014	2013
Land, buildings and improvements	$159,811	$164,654
Machinery, equipment and other	402,931	338,335
Capitalized leases	98,461	66,791
Construction in progress	32,199	46,668
	$693,402	$616,448
Accumulated depreciation	(264,525)	(203,897)
	$428,877	$412,551

(5)  GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and
	Appliances	Improvement	Supplies	Garden	Total
Goodwill:
Balance at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	67,149	717,853	—	1,614	786,616
Effect of translation	(2,205)	(3,129)	1,145	—	(4,189)
Balance at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Additions	—	3,460	—	7,088	10,548
Effect of translation	(6,085)	(8,377)	(3,197)	—	(17,659)
Balance at September 30, 2014	$327,415	$709,807	$235,880	$196,459	$1,469,561
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	331,000	—	—	331,000
Effect of translation	1,927	(229)	4,284	—	5,982
Balance at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Additions	—	—	—	5,100	5,100
Effect of translation	(2,804)	(205)	(5,867)	—	(8,876)
Balance at September 30, 2014	$544,549	$330,566	$210,559	$88,600	$1,174,274
Intangible Assets Subject to Amortization
Balance at September 30, 2012, net	$447,112	—	$264,622	$162,127	$873,861
Additions	29,379	158,100	802	—	188,281
Amortization during period	(35,553)	(11,372)	(21,379)	(9,475)	(77,779)
Effect of translation	(162)	(267)	1,182	—	753
Balance at September 30, 2013, net	$440,776	146,461	$245,227	$152,652	$985,116
Additions	—	—	1,788	21,800	23,588
Amortization during period	(34,998)	(14,758)	(21,578)	(10,394)	(81,728)
Effect of translation	(5,429)	(1,171)	(3,111)	—	(9,711)
Balance at September 30, 2014, net	$400,349	$130,532	$222,326	$164,058	$917,265
Total Intangible Assets, net at September 30, 2014	$944,898	$461,098	$432,885	$252,658	$2,091,539
Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting in the fiscal year ended September 20, 2009. The useful lives for proprietary technology assets associated with the Global Batteries & Appliances segment, the Hardware & Home Improvement segment and the Global Pet Supplies segment range from 9 to 17 years, 8 to 9 years and 4 to 9 years, respectively. The useful lives of customer relationships range from 15 to 20 years within the Global Batteries & Appliances segment and 20 years in each of the Hardware & Home Improvement, Home and Garden and Global Pet Supplies segments. The useful lives for trade names range from 1 to 12 years within the Global Batteries & Appliances segment, 5 to 8 years within the Hardware & Home Improvement segment and 3 years within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2014	September 30, 2013

Technology Assets Subject to Amortization:
Gross balance	$192,179	$172,105
Accumulated amortization	(57,567)	(39,028)
Carrying value, net	$134,612	$133,077
Trade Names Subject to Amortization:
Gross balance	$171,072	$171,572
Accumulated amortization	(60,997)	(44,660)
Carrying value, net	$110,075	$126,912
Customer Relationships Subject to Amortization:
Gross balance	$877,157	$885,895
Accumulated amortization	(204,579)	(160,768)
Carrying value, net	$672,578	$725,127
Total Intangible Assets, net Subject to Amortization	$917,265	$985,116

Amortization expense for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 is as follows:

	2014	2013	2012
Proprietary technology amortization	$18,552	$16,260	$9,133
Trade names amortization	16,448	16,587	14,347
Customer relationships amortization	46,728	44,932	40,186
	$81,728	$77,779	$63,666
The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $77,500 per year.

(6)  DEBT
Debt consists of the following:

	September 30, 2014		September 30, 2013

	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$648,383	3.0%	$850,000	3.0%
Term Loan, due September 4, 2019 (Tranche C)	509,850	3.6%	300,000	3.6%
CAD Term Loan, due December 17, 2019	34,219	5.1%	81,397	5.1%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513,312	4.6%
Euro Term Loan, due September 4, 2019	283,339	3.8%	—	—%
6.375% Notes, due November 15, 2020	520,000	6.4%	520,000	6.4%
6.625% Notes, due November 15, 2022	570,000	6.6%	570,000	6.6%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	—	2.5%	—	5.7%
Other notes and obligations	36,584	8.8%	28,468	8.5%
Capitalized lease obligations	94,711	6.1%	67,402	6.2%
	$2,997,086		$3,230,579
Original issuance discounts on debt	(6,213)		(11,716)
Less: current maturities	(96,736)		(102,921)
Long-term debt	$2,894,137		$3,115,942

The Company’s aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2014 are as follows:

2015	$96,736
2016	75,990
2017	559,244
2018	13,049
2019	766,459
Thereafter	1,485,608
$2,997,086
The Company has the following debt instruments outstanding at September 30, 2014: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648,383 principal due September 4, 2017 (“Tranche A”), $509,850 principal due September 4, 2019 (“Tranche C”), $34,219 Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”) and $283,339 Euro denominated principal due September 4, 2019 (“Euro Term Loan”) (together, the “Term Loan”); (ii) $300,000 6.75% unsecured notes (the “6.75% Notes”); (iii) $520,000 6.375% unsecured notes (the “6.375% Notes”); (iv) $570,000 6.625% unsecured notes (the “ 6.625% Notes”); and (v) a $400,000 asset based lending revolving credit facility (the “ABL Facility”).
Term Loan
On December 17, 2012, the Company entered into a senior term loan facility, maturing December 17, 2019, which provides for borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the “HHI Term Loan”) in connection with the acquisition of the residential hardware and home improvement business (the “HHI Business”). A portion of the HHI Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the former term loan facility totaling $5,485 as an adjustment to Interest expense during Fiscal 2013.
The HHI Term Loan was issued at a 1.0% discount and recorded net of the $8,000 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the issuance of the HHI Term Loan, the Company recorded $19,328 of fees during Fiscal 2013, of which $16,907 is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the HHI Term Loan, with the remainder of $2,421 reflected as an increase to Interest expense during Fiscal 2013.
On September 4, 2013, the Company amended the senior term loan facility, issuing a tranche maturing September 4, 2017, which provides for borrowings in an aggregate principal amount of $850,000, and a tranche maturing September 4, 2019, which provides borrowings in an aggregate principal amount of $300,000 (together with the HHI Term Loan, the “Term Loan”). The proceeds from the amendment were used to extinguish the former 9.5% Notes, which were scheduled to mature on June 15, 2018, and for general corporate purposes. The 9.5% Notes had an outstanding amount of $950,000 prior to extinguishment.
The tranches related to the amendment of the Term Loan on September 4, 2013, were issued at a .5% discount and recorded net of the $5,750 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the amendment of the Term Loan, the Company recorded $16,381 of fees during Fiscal 2013 which is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan.
On December 18, 2013, the Company amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215,000 and €225,000. The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019, in an amount outstanding of $513,312 prior to refinancing. The $215,000 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Term Loan totaling $9,216 as an adjustment to interest expense during Fiscal 2014.
The additional Tranche C and Euro Term Loan debt were issued at a .125% discount and recorded net of the discount incurred. Of this discount, $510 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $146 is reflected as an increase to interest expense during Fiscal 2014. In connection with the refinancing of a portion of the Term Loan, the Company recorded $7,236 of fees during Fiscal 2014 of which $5,150 is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2,086 reflected as an increase to interest expense during Fiscal 2014.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a fixed charge ratio. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company, its domestic subsidiaries and its Canadian subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
6.375% Notes and 6.625% Notes
On December 17, 2012, in connection with the acquisition of the HHI Business, the Company assumed $520,000 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570,000 aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”), previously issued by Spectrum Brands Escrow Corporation. The 6.375% Notes and the 6.625% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.
The Company may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than a 60 day notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.
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
The Company recorded $12,906 and $14,127 of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively, during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.
In connection with the registration of the 6.375% Notes and the 6.625% Notes that were assumed on December 17, 2012 to finance the acquisition of the HHI Business, the Company recorded $261 of fees during Fiscal 2014. The $261 was classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the 6.375% Notes and the 6.625% Notes.
6.75% Notes
On March 15, 2012 the Company offered $300,000 aggregate principal amount of 6.75% Notes at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.
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
ABL Facility
On December 17, 2012, the Company exercised its option to increase its asset based lending revolving credit facility (the “ABL Facility”) from $300,000 to $400,000 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $323 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
On March 28, 2013, the Company amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, the Company incurred $206 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
In connection with the December 18, 2013 amendment of the Term Loan, the Company amended the ABL Facility to obtain certain consents to the amendment of the Senior Credit Agreement. In connection with the amendment, the Company incurred fees and expenses that are included in the amounts recorded above related to the amendment of the Term Loan.
As a result of borrowings and payments under the ABL Facility, at September 30, 2014, the Company had aggregate borrowing availability of approximately $266,853, net of lender reserves of $6,398 and outstanding letters of credit of $51,032.

(7)  DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also recognized in earnings.
Derivative Financial Instruments
Cash Flow Hedges
The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At September 30, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300,000 through April 2017. At September 30, 2013, the Company did not have any interest rate swaps outstanding. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2014 was $704, net of tax benefit of $0. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,335, net of tax.

The Company’s interest rate swap derivative financial instruments at September 30, 2014 and September 30, 2013 are summarized as follows:

	2014		2013
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300,000	2.5	$—	—

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold.
At September 30, 2014, the Company had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $226,694. At September 30, 2013 the Company had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $255,909. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $8,908, net of tax expense of $3,413. The derivative loss on these contracts recorded in AOCI at September 30, 2013 was $2,287, net of tax benefit of $637. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $8,658, net of tax.
The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2014, the Company had a series of zinc swap contracts outstanding through September 2015 for 8 tons with a contract value of $17,376. To hedge brass exposures, at September 30, 2014, the Company had a series of zinc and copper swap contracts outstanding through June 2015 for 1 ton with a contract value of $2,835. At September 30, 2013 the Company had a series of zinc swap contracts outstanding through December 2014 for 8 tons with a contract value of $16,235. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $1,007, net of tax expense of $127. The derivative net loss on these contracts recorded in AOCI at September 30, 2013 was $4, net of tax benefit of $32. At September 30, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1,007, net of tax.
Derivative Contracts Not Designated As Hedge Accounting
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2014 and September 30, 2013, the Company had $108,855 and $108,480, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2014, the Company had a series of such swap contracts outstanding through September 2015 for 25 troy ounces with a contract value of $445. At September 30, 2013, the Company had a series of such swap contracts outstanding through May 2014 for 45 troy ounces with a contract value of $980.

Fair Value of Derivative Instruments
The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position are as follows:

Asset Derivatives		September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Deferred charges and other	$631	$—
Commodity contracts	Receivables-Other	1,276	416
Commodity contracts	Deferred charges and other	—	3
Foreign exchange contracts	Receivables-Other	11,976	1,719
Foreign exchange contracts	Deferred charges and other	345	—
Total asset derivatives designated as hedging instruments under ASC 815		14,228	2,138
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables-Other	508	143
Total asset derivatives		$14,736	$2,281

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position are as follows:

Liability Derivatives		September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1,335	$—
Interest rate contracts	Accrued interest	440	—
Commodity contracts	Accounts payable	150	450
Foreign exchange contracts	Accounts payable	—	4,577
Foreign exchange contracts	Other long-term liabilities	—	65
Total liability derivatives designated as hedging instruments under ASC 815		$1,925	$5,092
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$45	$55
Foreign exchange contracts	Accounts payable	149	5,323
Total liability derivatives		$2,119	$10,470
Changes in AOCI from Derivative Instruments
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(1,610)	Interest expense	$(906)	Interest expense	$—
Commodity contracts	1,933	Cost of goods sold	763	Cost of goods sold	(14)
Foreign exchange contracts	147	Net sales	210	Net sales	—
Foreign exchange contracts	12,684	Cost of goods sold	(2,624)	Cost of goods sold	—
Total	$13,154		$(2,557)		$(14)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2013, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$(2,615)	Cost of goods sold	$(632)	Cost of goods sold	$(39)
Foreign exchange contracts	884	Net sales	920	Net sales	—
Foreign exchange contracts	(282)	Cost of goods sold	632	Cost of goods sold	—
Total	$(2,013)		$920		$(39)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2012, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1,606	Cost of goods sold	$(1,148)	Cost of goods sold	$94
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	61	Net sales	(474)	Net sales	—
Foreign exchange contracts	(3,506)	Cost of goods sold	(611)	Cost of goods sold	—
Total	$(1,824)		$(3,097)		$94

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in			Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives			Recognized in
Hedging Instruments Under ASC 815	2014	2013	2012	Income on Derivatives
Commodity contracts	$(99)	$(55)	$—	Cost of goods sold
Foreign exchange contracts	3,115	(3,597)	5,916	Other expense, net
Total	$3,016	$(3,652)	$5,916

Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $48 and $5 at September 30, 2014 and September 30, 2013, respectively.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2014 and September 30, 2013, the Company had posted cash collateral of $0 and $450, respectively, related to such liability positions. In addition, at September 30, 2014 and September 30, 2013, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets-Receivables-Other within the accompanying Consolidated Statements of Financial Position.

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

Level 1 -	Unadjusted quoted prices for identical instruments in active markets.

Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.
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

The Company’s net derivative portfolio as of September 30, 2014, contains Level 2 instruments and consists of interest rate, commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$631	$—	$631
Commodity contracts	—	1,276	—	1,276
Foreign exchange contracts	—	12,829	—	12,829
Total Assets	$—	$14,736	$—	$14,736
Liabilities:
Interest rate contracts	$—	$(1,775)	$—	$(1,775)
Commodity contracts	—	(195)	$—	(195)
Foreign exchange contracts	—	(149)	—	(149)
Total Liabilities	$—	$(2,119)	$—	$(2,119)

The Company’s net derivative portfolio as of September 30, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$419	$—	$419
Foreign exchange contracts	—	1,862	—	1,862
Total Assets	$—	$2,281	$—	$2,281
Liabilities:
Commodity contracts	$—	$(505)	$—	$(505)
Foreign exchange contracts	—	(9,965)	—	(9,965)
Total Liabilities	$—	$(10,470)	$—	$(10,470)
The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. The fair values of long-term publicly traded debt are based on unadjusted quoted market prices (Level 1) and derivative financial instruments are generally based on quoted or observed market prices (Level 2).
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/ asset):

	September 30, 2014		September 30, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(2,990,873)	$(3,061,467)	$(3,218,863)	$(3,297,411)
Interest swap agreements	(1,144)	(1,144)	—	—
Commodity swap and option agreements	1,081	1,081	(86)	(86)
Foreign exchange forward agreements	12,680	12,680	(8,103)	(8,103)

(9)  INCOME TAXES
Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	2014	2013	2012
Pretax income (loss):
United States	$80,726	$(212,168)	$(66,102)
Outside the United States	192,803	184,214	175,059
Total pretax income (loss)	$273,529	$(27,954)	$108,957

The components of income tax expense are as follows:

	2014	2013	2012
Current:
Federal	$6,165	$—	$—
Foreign	46,578	47,740	38,113
State	4,351	1,274	(361)
Total current	$57,094	$49,014	$37,752
Deferred:
Federal	19,694	(23,397)	20,884
Foreign	(8,186)	2,146	5,190
State	(9,579)	(404)	(3,441)
Total deferred	$1,929	$(21,655)	$22,633
Income tax expense	$59,023	$27,359	$60,385

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	2014	2013	2012
U.S. Statutory federal income tax expense (benefit)	$95,735	$(9,784)	$38,135
Permanent items	4,643	10,104	8,595
Exempt foreign income	(5,665)	(5,921)	(5,760)
Foreign statutory rate vs. U.S. statutory rate	(23,120)	(19,182)	(15,211)
State income taxes, net of federal expense (benefit)	5,416	(11,686)	(2,164)
Residual tax on foreign earnings	90,939	(6,958)	29,844
FURminator purchase accounting benefit	—	—	(14,511)
HHI Business purchase accounting benefit	—	(49,848)	—
Valuation allowance	(115,571)	114,282	28,485
Unrecognized tax expense (benefit)	529	4,062	(4,386)
Inflationary adjustments	(468)	(245)	(803)
Foreign tax law changes	(7,666)	—	—
Nondeductible share compensation	1,441	1,669	684
Return to provision adjustments and other, net	12,810	866	(2,523)
Income tax expense	$59,023	$27,359	$60,385

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2014	2013
Current deferred tax assets:
Employee benefits	$16,487	$11,372
Restructuring	6,318	7,085
Inventories and receivables	24,906	24,296
Marketing and promotional accruals	15,966	14,146
Other	14,207	23,261
Valuation allowance	(36,015)	(32,342)
Total current deferred tax assets	$41,869	$47,818
Current deferred tax liabilities:
Inventories and receivables	(745)	(2,748)
Unrealized gains	(1,179)	(373)
Other	(6,018)	(11,738)
Total current deferred tax liabilities	$(7,942)	$(14,859)
Net current deferred tax assets	$33,927	$32,959
Noncurrent deferred tax assets:
Employee benefits	$41,248	$35,578
Restructuring and purchase accounting	712	340
Net operating loss and credit carry forwards	507,514	668,679
Prepaid royalty	6,582	6,956
Property, plant and equipment	7,040	9,692
Unrealized losses	279	2,136
Long-term debt	49	668
Intangibles	6,737	3,917
Other	5,217	5,268
Valuation allowance	(297,091)	(422,244)
Total noncurrent deferred tax assets	$278,287	$310,990
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(22,634)	(27,478)
Unrealized gains	(20,012)	(13,126)
Intangibles	(728,018)	(735,506)
Taxes on unremitted foreign earnings	(2,648)	(18,581)
Other	(8,173)	(9,073)
Total noncurrent deferred tax liabilities	$(781,485)	$(803,764)
Net noncurrent deferred tax liabilities	$(503,198)	$(492,774)
Net current and noncurrent deferred tax liabilities	$(469,271)	$(459,815)
In Fiscal 2012, the Company began recording residual U.S. and foreign taxes on undistributed foreign earnings as a result of its change in position regarding future repatriation and the requirements of ASC Topic 740: “Income Taxes” on a prospective basis. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries in order to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of the Company's non-U.S. subsidiaries are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. The Company annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of September 30, 2014, the Company has provided residual taxes on approximately $190,497 of Fiscal 2014 distributions of foreign earnings, and $3,059 of earnings not yet taxed in the U.S. resulting in a Fiscal 2014 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $74. As of September 30, 2013, the Company had recorded residual U.S. and foreign taxes on approximately $12,506 of Fiscal 2013 distributions and $45,735 of earnings not yet taxed in the U.S., resulting in a Fiscal 2013 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $109. As of September 30, 2012, the Company recorded residual U.S. and foreign taxes on approximately $21,163 of Fiscal 2012 distributions of foreign earnings and $76,574 of earnings not yet taxed in the U.S. resulting in a Fiscal 2012 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $3,278. During Fiscal 2014, $178,716 of the distributions related to one-time internal restructuring and external debt refinancing activities. Due to the U.S. valuation allowance, these activities did not result in a Fiscal 2014 tax increase. Fiscal 2013 and 2012 distributions were primarily non-cash deemed distributions under U.S. tax law.
Remaining undistributed earnings of the Company’s foreign operations are approximately $351,483 at September 30, 2014, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2014. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.
As of September 30, 2014, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of approximately $1,087,769 with a federal tax benefit of $380,719, and tax benefits related to state NOLs of $70,285. The Company has an additional $45,539 of federal and state NOLs for which benefits will be recorded to Additional paid-in capital when these carryforwards are used. These net operating loss carryforwards expire through years ending in 2034. As of September 30, 2014, the Company has foreign NOLs of approximately $106,496 which will expire beginning in the Company's fiscal year ending September 30, 2015. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2014, that $301,749 of the total U.S. federal NOLs with a federal tax benefit of $105,612 and $16,812 of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. The Company also projects, as of September 30, 2014, that $88,769 of foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2014 and September 30, 2013, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $333,106 and $454,586, respectively. As of September 30, 2014 and September 30, 2013, approximately $299,131 and $421,743, respectively, related to U.S. net deferred tax assets, and approximately $33,975 and $32,843, respectively, related to foreign net deferred tax assets. The net decrease in the valuation allowance for deferred tax assets during Fiscal 2014 totaled approximately $121,480, of which approximately $122,612 related to a decrease in the valuation allowance against U.S. net deferred tax assets, and approximately $1,132 related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one-time internal restructuring and debt refinancing activities, the Company reversed $62,551 of U.S. valuation allowance during Fiscal 2014. As a result of the purchase of HHI Business, the Company reversed $49,848 of U.S. valuation allowance during Fiscal 2013. The reversal was attributable to $49,848 of net deferred tax liabilities recorded on the HHI Business purchase accounting balance sheet which offset other U.S. net deferred tax assets. As a result of the purchase of FURminator, the Company reversed $14,511 of U.S. valuation allowance during Fiscal 2012. The reversal was attributable to $14,511 of net deferred tax liabilities recorded on the FURminator purchase accounting balance sheet which offset other U.S. net deferred tax assets.

The total amount of unrecognized tax benefits on the Company’s Consolidated Statements of Financial Position at September 30, 2014 and September 30, 2013 are $11,333 and $13,807, respectively. If recognized in the future, $7,991 of the unrecognized tax benefits as of September 30, 2014 will impact the effective tax rate and $3,342 of unrecognized tax benefits would create deferred tax assets against which the Company would have a full valuation allowance. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 and September 30, 2013 the Company had approximately $3,512 and $3,671, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2014 was a net increase to Income tax expense of $1,116. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2013 was a net decrease to Income tax expense of $8. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2012 was a net decrease to Income tax expense of $1,184.

The following table summarizes the changes to the amount of unrecognized tax benefits for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase - tax positions in prior period	773
Gross decrease - tax positions in prior period	(1,308)
Gross increase - tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)
Unrecognized tax benefits at September 30, 2012	$5,877
Gross increase - tax positions in prior period	9,104
Gross decrease - tax positions in prior period	(327)
Gross increase - tax positions in current period	516
Settlements	(15)
Lapse of statutes of limitations	(1,348)
Unrecognized tax benefits at September 30, 2013	$13,807
Gross increase - tax positions in prior period	1,548
Gross decrease - tax positions in prior period	(1,380)
Gross increase - tax positions in current period	714
Settlements	(2,515)
Lapse of statutes of limitations	(841)
Unrecognized tax benefits at September 30, 2014	$11,333
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2010 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2010 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2011, 2012, 2013 and 2014 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.
As of September 30, 2014, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

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
The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred
	Compensation Benefits						Other Benefits
	2014			2013			2014	2013
Changes in benefit obligation
Benefit obligation, beginning of year			$256,142			$240,806	$403	$566
Liabilities assumed through acquisitions			—			14,716	—	—
Service cost			3,191			3,061	—	9
Interest cost			10,361			9,886	18	22
Actuarial (gain) loss			12,923			1,851	7	(58)
Participant contributions			34			59	—	—
Curtailments			—			(1,507)	—	(135)
Benefits paid			(9,694)			(15,925)	(1)	(1)
Foreign currency exchange rate changes			(5,940)			3,195		—
Benefit obligation, end of year			$267,017			$256,142	$427	$403
Changes in plan assets
Fair value of plan assets, beginning of year			$175,484			$153,927	$—	$—
Assets acquired through acquisitions			—			6,680	—	—
Actual return on plan assets			12,487			16,759	—	—
Employer contributions			12,985			12,316	1	1
Employee contributions			34			59	—	—
Benefits paid			(9,694)			(15,925)	(1)	(1)
Foreign currency exchange rate changes			(2,434)			1,668		—
Fair value of plan assets, end of year			$188,862			$175,484	$—	$—
Accrued Benefit Cost			$(78,155)			$(80,658)	$(427)	$(403)
Range of assumptions:
Discount rate	2.0%	—	13.5%	1.8%	—	13.0%	4.7%	4.7%
Expected return on plan assets	2.0%	—	7.5%	3.6%	—	7.8%	N/A	N/A
Rate of compensation increase	2.3%	—	5.5%	2.3%	—	5.5%	N/A	N/A
The net underfunded status as of September 30, 2014 and September 30, 2013 of $78,155 and $80,658, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2014 and September 30, 2013 are unrecognized net losses of $32,797, net of tax benefit of $797 and $29,180, net of tax expense of $817, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2015 is $1,515.
At September 30, 2014, the Company’s total pension and deferred compensation benefit obligation of $267,017 consisted of $70,892 associated with U.S. plans and $196,125 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $188,862 consisted of $62,404 associated with U.S. plans and $126,458 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.2% and approximately 3.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 4.3% for its international plans.
At September 30, 2013, the Company’s total pension and deferred compensation benefit obligation of $256,142 consisted of $66,895 associated with U.S. plans and $189,247 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $175,484 consisted of $58,458 associated with U.S. plans and $117,026 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 3.8% and approximately 3.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.8% and approximately 4.7% for its international plans.
Net periodic benefit cost for Fiscal 2014, Fiscal 2013 and Fiscal 2012 included the following components:

	Pension and Deferred
	Compensation Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$3,191	$3,061	$2,048	$—	$9	$12
Interest cost	10,361	9,886	10,593	18	22	27
Expected return on assets	(9,894)	(8,667)	(8,225)	—	—	—
Amortization of prior year service cost	—	—	72	—	—	—
Curtailment gain	(93)	(752)	—	—	—	—
Recognized net actuarial (gain) loss	1,461	2,112	828	—	8	(54)
Net periodic benefit cost (benefit)	$5,026	$5,640	$5,316	$18	$39	$(15)
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established.
Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average
	Allocation
	Target			Actual
Asset Category	2014			2014	2013
Equity Securities	0	—	60%	25%	47%
Fixed Income Securities	0	—	40%	27%	21%
Other	0	—	100%	48%	32%
Total	100%			100%	100%
The weighted average expected long-term rate of return on total assets is 5.4%.
The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2014 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.
The Company’s pension plan assets have a diversified portfolio of investments in U.S. and foreign equity and debt securities. In addition, the plan assets are invested in real estate mutual funds, life insurance contracts and private equity funds.

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2014 segregated by level within the fair value hierarchy. See Note 8, “Fair Value of Financial Instruments”, for discussion of the fair value hierarchy and fair value principles:

	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$19,949	$7,098	$—	$27,047
Foreign equity securities	11,100	7,551	—	18,651
Debt Securities
U.S. bonds	4,026	15,196	—	19,222
Foreign bonds	3,131	20,463	—	23,594
Foreign government bonds	—	8,565	—	8,565
Real estate	1,254	5,889	—	7,143
Life insurance contracts	—	37,734	—	37,734
Other	—	38,688	—	38,688
Foreign cash & cash equivalents	6,368	1,850	—	8,218
Total Defined Benefit Plan Assets	$45,828	$143,034	$—	$188,862

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2013 segregated by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$18,497	$15,458	$—	$33,955
Foreign equity securities	10,792	37,641	—	48,433
Debt Securities
U.S. bonds	2,279	15,578	—	17,857
Foreign bonds	—	10,688	—	10,688
Foreign government bonds	—	7,994	—	7,994
Real estate	1,204	5,391	—	6,595
Life insurance contracts	—	37,690	—	37,690
Other	—	355	—	355
Foreign cash & cash equivalents	6,658	5,259	—	11,917
Total Defined Benefit Plan Assets	$39,430	$136,054	$—	$175,484
The Company’s expected future pension benefit payments for Fiscal 2015 through its fiscal year 2024 are as follows:

2015	$12,288
2016	10,548
2017	10,743
2018	11,244
2019	12,275
2020-2024	65,315
The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $12,318, $11,095 and $1,935, respectively.

(11)  SEGMENT INFORMATION
The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden; and (iv) Hardware & Home Improvement.
The results of the HHI Business are included in the Company's Consolidated Statement of Operations as of and subsequent to December 17, 2012. The results of TLM Taiwan are included in the Company's Consolidated Statement of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results related to the HHI Business are reported as a separate business segment, Hardware & Home Improvement.
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
The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, interest expense, interest income and income tax expense. Expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have also been excluded in the determination of reportable segment profits. Corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.
All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.
Segment information for the Company for Fiscal 2014, Fiscal 2013 and Fiscal 2012, is as follows:
Net sales to external customers

	2014	2013	2012
Consumer batteries	$957,837	$931,647	$948,652
Small appliances	730,783	740,289	771,568
Electric shaving and grooming	278,315	276,783	279,468
Electric personal care	263,775	254,858	250,251
Global Batteries & Appliances	2,230,710	2,203,577	2,249,939
Hardware & Home Improvement	1,165,996	869,631	—
Global Pet Supplies	600,537	621,834	615,508
Home and Garden	431,866	390,539	386,988
Total segments	$4,429,109	$4,085,581	$3,252,435

Depreciation and amortization

	2014	2013	2012
Global Batteries & Appliances	$73,077	$67,229	$63,618
Hardware & Home Improvement	40,388	31,364	—
Global Pet Supplies	31,565	29,615	27,702
Home and Garden Business	12,600	11,685	13,296
Total segments	157,630	139,893	104,616
Corporate	—	—	—
Total Depreciation and amortization	$157,630	$139,893	$104,616

Segment profit

	2014	2013	2012
Global Batteries & Appliances	$256,524	$237,544	$244,442
Hardware & Home Improvement	172,217	88,668	—
Global Pet Supplies	82,371	91,080	85,866
Home and Garden	89,255	78,483	73,609
Total segments	600,367	495,775	403,917
Corporate expense	75,437	62,141	51,514
Acquisition and integration related charges	20,102	48,445	31,066
Restructuring and related charges	22,895	34,012	19,591
Interest expense	202,118	375,625	191,911
Other expense, net	6,286	3,506	878
Income (loss) from continuing operations before income taxes	$273,529	$(27,954)	$108,957
Segment total assets

	September 30,
	2014	2013
Global Batteries & Appliances	$2,152,003	$2,360,733
Hardware & Home Improvement	1,629,020	1,735,629
Global Pet Supplies	890,372	948,832
Home and Garden	526,596	500,559
Total segment assets	5,197,991	5,545,753
Corporate	315,038	80,920
Total assets at period end	$5,513,029	$5,626,673

Capital expenditures

	2014	2013	2012
Global Batteries & Appliances	$40,347	$47,928	$36,271
Hardware & Home Improvement	21,167	23,385	—
Global Pet Supplies	5,267	8,268	7,447
Home and Garden Business	6,566	2,395	3,091
Total segments	73,347	81,976	46,809
Corporate	—	—	—
Total Capital expenditures	$73,347	$81,976	$46,809

Geographic Disclosures-Net sales to external customers

	2014	2013	2012
United States	$2,640,698	$2,411,409	$1,772,138
Outside the United States	1,788,411	1,674,172	1,480,297
Total net sales to external customers	$4,429,109	$4,085,581	$3,252,435

Geographic Disclosures-Property, plant and equipment, net

	September 30,
	2014	2013
United States	253,234	230,866
Outside the United States	175,643	181,685
Long-lived assets at year end	$428,877	$412,551

(12)  COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,615, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2015	$37,202
2016	33,246
2017	28,373
2018	19,034
2019	14,361
Thereafter	31,872
Total minimum lease payments	$164,088

All of the leases expire between October 2014 and July 2024. The Company’s total rent expense was $40,775, $41,829 and $34,327 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

(13)  RELATED PARTY TRANSACTIONS
Merger Agreement and Registration Rights Agreement
On June 16, 2010 (the “Closing Date”), SB Holdings completed the merger with Russell Hobbs, Inc. ("Russell Hobbs")(the "Merger”) pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010, by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp. and Grill Merger Corp. (the “Merger Agreement”). In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

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
Pursuant to a joinder to the Stockholder Agreement entered into by the Harbinger Parties and Harbinger Group, Inc. (“HRG”), upon consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, and is subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.
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
The Company reports restructuring and related charges associated with administrative functions, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions, in Operating expenses. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.
The following table summarizes restructuring and related charges incurred by segment for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	2014	2013	2012
Cost of goods sold:
Global Batteries & Appliances	$648	$1,143	$5,094
Hardware & Home Improvement	2,641	6,246	—
Global Pet Supplies	424	2,595	4,741
Total restructuring and related charges in cost of goods sold	$3,713	$9,984	$9,835
Operating expenses:
Global Batteries & Appliances	$10,458	$13,627	$2,487
Hardware & Home Improvement	5,628	—	—
Global Pet Supplies	2,563	8,556	5,395
Home and Garden	—	598	912
Corporate	533	1,247	962
Total restructuring and related charges in operating expenses	$19,182	$24,028	$9,756
Total restructuring and related charges	$22,895	$34,012	$19,591

The following table summarizes restructuring and related charges incurred by type of charge:

	2014	2013	2012
Cost of goods sold:
Global Expense Rationalization initiatives:
Termination benefits	$971	$2	$—
Other associated costs	37	—	—
Global Cost Reduction initiatives:
Termination benefits	2	228	2,941
Other associated costs	62	3,330	6,894
Other restructuring initiatives:
Termination benefits	—	146	—
Other associated costs	2,641	6,278	—
Total included in cost of goods sold	$3,713	$9,984	$9,835
Costs included in operating expenses:
HHI Business Rationalization initiatives:
Termination benefits	$4,511	$—	$—
Global Expense Rationalization initiatives:
Termination benefits	5,497	10,259	—
Other associated costs	6,868	1,056	—
Global Cost Reduction initiatives:
Termination benefits	244	6,351	3,079
Other associated costs	1,010	6,443	5,776
Other restructuring initiatives:
Other associated costs	1,052	(81)	901
Total included in operating expenses	$19,182	$24,028	$9,756
Total restructuring and related charges	$22,895	$34,012	$19,591
HHI Business Rationalization Initiatives
During the fourth quarter of Fiscal 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement operations in Canada.  Costs associated with these initiatives, which are expected to be incurred through September 30, 2016, are projected to total approximately $9,000.
The Company recorded $4,511 of pretax restructuring and related charges during Fiscal 2014 related to the HHI Business Rationalization Initiatives.
Global Expense Rationalization Initiatives Summary
During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500.
The Company recorded $13,373 and $11,317 of pretax restructuring and related charges during Fiscal 2014 and Fiscal 2013 and no pretax restructuring and related charges during Fiscal 2012, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during Fiscal 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Provisions	3,462	1,490	4,952
Cash expenditures	(7,041)	—	(7,041)
Non-cash items	303	(26)	277
Accrual balance at September 30, 2014	$4,044	$1,429	$5,473
Expensed as incurred (A)	$3,006	$5,415	$8,421
_____________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during Fiscal 2014, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during fiscal 2014	$11,072	$1,768	$533	$13,373
Restructuring and related charges since initiative inception	$21,142	$1,768	$1,781	$24,691
Total future restructuring and related charges expected	$13,483	$5,748	$2,495	$21,726

Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of these segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $105,000.
The Company recorded $1,318, $16,352 and $18,690 of pretax restructuring and related charges during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, related to the Global Cost Reduction Initiatives.
The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during Fiscal 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Provisions	232	2	234
Cash expenditures	(3,541)	(741)	(4,282)
Non-cash items	(289)	475	186
Accrual balance at September 30, 2014	$1,329	$160	$1,489
Expensed as incurred (A)	$17	$1,067	$1,084
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during Fiscal 2014, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global
	Batteries &	Global Pet	Home and
	Appliances	Supplies	Garden	Corporate	Total
Restructuring and related charges during fiscal 2014	$99	$1,219	$—	$—	$1,318
Restructuring and related charges since initiative inception	$25,512	$49,368	$18,219	$7,591	$100,690
Total future restructuring and related charges expected	$767	$3,618	$—	$—	$4,385
The Company recorded $3,759 and $6,228 of restructuring and related charges during Fiscal 2014 and Fiscal 2013 and no restructuring and related charges during Fiscal 2012, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.
In connection with other restructuring efforts, the Company recorded $(66), $115 and $901 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

(15)  ACQUISITIONS
In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
HHI Business
On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan, closed on April 8, 2013. The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. Customers of the HHI Business include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.
The results of the HHI Business are included in the Company's Consolidated Statements of Operations as of and subsequent to December 17, 2012, the date of the acquisition. The results of the TLM Business are included in the Company's Consolidated Statements of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results of the HHI Business are reported as a separate business segment, Hardware & Home Improvement.

Supplemental Pro Forma Information (Unaudited)
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	2013	2012
Net sales:
Reported Net sales	$4,085,581	$3,252,435
HHI Business adjustment (1)	191,777	973,648
Pro forma Net sales	$4,277,358	$4,226,083

Net (loss) income:
Reported Net (loss) income (2) (3)	$(55,313)	$48,572
HHI Business adjustment (1)	4,942	76,120
Pro forma Net (loss) income	$(50,371)	$124,692

Basic (loss) income per share:
Reported Basic (loss) income per share	$(1.06)	$0.94
HHI Business adjustment (1)	0.09	1.47
Pro forma Basic (loss) income per share	$(0.97)	$2.41

Diluted (loss) income per share (4):
Reported Diluted (loss) income per share	$(1.06)	$0.91
HHI Business adjustment (1)	0.09	1.43
Pro forma Diluted (loss) income per share	$(0.97)	$2.34
 ______________________________

(1)
The results related to the HHI Business adjustment do not reflect the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the operating results of the Company.

(2)
Included in Reported Net (loss) income for Fiscal 2013, is an adjustment of $49,848 to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 9, “Income Taxes.”

(3)
Included in Reported Net (loss) income for Fiscal 2013 is $36,932, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

(4)	For Fiscal 2013, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.

Liquid Fence
On January 2, 2014, the Company completed the acquisition of Liquid Fence, a producer of animal repellents. The value of the consideration given in this acquisition net, of working capital adjustments, was $35,845 and is not significant individually, therefore, pro forma results are not presented.
The following table summarizes the consideration paid for Liquid Fence:

Cash paid to seller at close	$24,800
Promissory note due to seller	9,500
Contingent consideration	1,500
Working capital adjustment	45
Purchase price	$35,845

The promissory note will be paid in four semi-annual installments over 24 months from the close of the transaction.

The results of Liquid Fence's operations since January 2, 2014 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Home and Garden segment.
Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Liquid Fence acquisition have been measured at their fair values at January 2, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation. The acquisition accounting for Liquid Fence has been finalized.
The fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Cash	$46
Accounts receivable	1,152
Inventories	2,188
Property, plant and equipment, net	59
Intangible assets	26,900
Total assets acquired	$30,345
Total liabilities assumed	1,588
Total identifiable net assets less goodwill	28,757
Goodwill	7,088
Total identifiable net assets	$35,845
Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Liquid Fence that existed as of the acquisition date. Based on the evaluation to date, the Company has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the purchase accounting for Liquid Fence. Further adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Valuation Adjustments
The Company performed a valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014. A summary of the significant key inputs is as follows:

•
The Company valued the technology assets related to formulas and processes using the income approach, specifically the excess earnings method. Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges. In estimating the fair value of the technology, Net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets. The forecasted technology earnings were discounted to present value to arrive at the concluded fair value. The Company anticipates using the technology asset over a useful life of 17 years which is generally determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated. The technology asset was valued at approximately $20,500 under this approach.

•
The Company valued an indefinite-lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Liquid Fence, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Trade name and trademarks were valued at $5,100 under this approach.

•
The Company valued customer relationships using the distributor approach. Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes (“EBIT”) that a comparable distributor would earn, further adjusted for contributory asset charges. In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows. The customer relationships were valued at $1,300 under this approach and will be amortized over 15 years.

The Company valued a contingent liability related to additional payments that may be made to the selling company. This liability was calculated based on the probability weighted present value of expected payments. This contingent liability is based on the achievement of specific revenue milestones through both January 31, 2015 and January 31, 2016. The contingent liability was valued at $1,500 under this approach.

(16)  QUARTERLY RESULTS (UNAUDITED)
Fiscal 2014:

	Quarter Ended
	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178,312	$1,128,509	$1,021,688	$1,100,600
Gross profit	411,001	417,037	359,624	381,207
Net income attributable to controlling interest	47,937	78,055	33,811	54,289
Basic net income per common share attributable to controlling interest	$0.91	$1.48	$0.64	$1.04
Diluted net income per common share attributable to controlling interest	$0.90	$1.47	$0.64	$1.03

Fiscal 2013:

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net sales	$1,137,732	$1,089,825	$987,756	$870,268
Gross profit	396,493	382,759	322,904	288,156
Net income (loss) attributable to controlling interest	(36,705)	36,130	(41,232)	(13,439)
Basic net income (loss) per common share attributable to controlling interest	$(0.70)	$0.69	$(0.79)	$(0.26)
Diluted net (loss) income per common share attributable to controlling interest	$(0.70)	$0.69	$(0.79)	$(0.26)

(17)  SUBSEQUENT EVENTS
ASC 855, “Subsequent Events”, (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance date through the date of the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.
On October 2, 2014, the Company completed a $31,775 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a leading manufacturer and distributor of commercial doors, locks and hardware. The Company will account for the acquisition of Tell in accordance with ASC 805. The Company is in the process of completing the preliminary purchase accounting.
On September 23, 2014, the Company entered into a definitive agreement to acquire Procter & Gamble’s European pet food business, consisting of premium brands for dogs and cats. The acquisition is expected to close in the second quarter of Fiscal 2015. The Company will account for this acquisition in accordance with ASC 805.
On November 3, 2014, the Company announced an expansion to its Global Expense Rationalization Initiatives, which was initially implemented in Fiscal 2013. These expanded initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate, consistent with the original announcement in Fiscal 2013. Costs associated with the expanded initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500, which include costs associated with the Global Expense Rationalization Initiatives announced in Fiscal 2013.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2014, September 30, 2013 and September 30, 2012
(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
	Balance at	Charged to			Balance at
	Beginning	Costs and		Other	End of
Descriptions	of Period	Expenses	Deductions	Adjustments	Period
September 30, 2014:
Accounts receivable allowances	$37,376	$7,404	$(2,409)	$6,270	$48,641
September 30, 2013:
Accounts receivable allowances	$21,870	$15,506	$—	$—	$37,376
September 30, 2012:
Accounts receivable allowances	$14,128	$7,742	$—	$—	$21,870

See accompanying Report of Independent Registered Public Accounting Firm

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FS HOLDCO II LTD.

Independent Auditors’ Report
The Board of Directors
FS Holdco II Ltd.:
We have audited the accompanying consolidated financial statements of FS Holdco II Ltd., which comprise the balance sheets as of September 30, 2014 and 2013, and the related statements of operations, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2014, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FS Holdco II Ltd., as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014 in accordance with U.S. generally accepted accounting principles.
Other Matter
Our audits were conducted for the purpose of forming an opinion on the financial statements as a whole. The supplementary information included in the Supplemental Schedule I - Summary of Investments - Other than Investments in Related Parties, Schedule II - Condensed Financial Information of Parent Only, Schedule III - Supplementary Insurance Information, and Schedule IV - Reinsurance is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audits of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ KPMG LLP
New York, New York
November 21, 2014

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2014	2013
ASSETS
Investments:
Fixed maturities	$17,211.5	$15,300.0
Equity securities	676.5	310.2
Derivatives	296.3	221.8
Asset-based loans	811.6	560.4
Other invested assets	162.9	31.2
Total investments	19,158.8	16,423.6
Related party loans	136.8	102.3
Cash and cash equivalents	687.3	1,414.8
Receivables, net	3.0	1.2
Accrued investment income	184.9	161.2
Reinsurance recoverable	2,397.6	2,363.7
Intangibles, net	550.6	565.9
Deferred tax assets	139.9	260.4
Other assets	266.2	103.0
Total assets	$23,525.1	$21,396.1
LIABILITIES AND SHAREHOLDER’S EQUITY
Insurance reserves:
Contractholder funds	$16,463.5	$15,248.2
Future policy benefits	3,655.5	3,556.8
Liability for policy and contract claims	58.1	51.5
Funds withheld from reinsurers	38.0	39.4
Total insurance reserves	20,215.1	18,895.9
Long-term debt	598.8	481.8
Accounts payable and other current liabilities	80.4	59.2
Other liabilities	768.2	662.1
Total liabilities	21,662.5	20,099.0
Shareholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2014 and 2013)	—	—
Additional paid-in capital	478.3	528.9
Retained earnings	764.6	657.5
Accumulated other comprehensive income	283.2	111.0
Total FS Holdco II Ltd. shareholder’s equity	1,526.1	1,297.4
Noncontrolling interest	336.5	(0.3)
Total shareholder’s equity	1,862.6	1,297.1
Total liabilities and shareholder’s equity	$23,525.1	$21,396.1
See accompanying notes to consolidated financial statements

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year ended September 30,
	2014	2013	2012
Revenues:
Premiums	$56.6	$58.8	$55.3
Net investment income	852.8	740.4	722.8
Net investment gains	395.3	511.6	410.0
Insurance and investment product fees and other	72.7	62.5	40.3
Total revenues	1,377.4	1,373.3	1,228.4
Benefits and expenses:
Benefits and other changes in policy reserves	852.7	531.8	777.4
Acquisition and operating expenses, net of deferrals	148.8	131.1	130.0
Amortization of intangibles	97.5	182.3	160.7
Total benefits and expenses	1,099.0	845.2	1,068.1
Operating income	278.4	528.1	160.3
Interest expense	(22.5)	(11.5)	(2.5)
Gain on contingent purchase price reduction	—	—	41.0
Other (expense) income, net	(4.8)	(0.2)	0.2
Income before income taxes	251.1	516.4	199.0
Income tax expense (benefit)	51.8	161.1	(145.7)
Net income	199.3	355.3	344.7
Less: Net income attributable to noncontrolling interest	26.8	0.4	—
Net income attributable to controlling interest	$172.5	$354.9	$344.7

See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended September 30,
	2014	2013	2012
Net income	$199.3	$355.3	$344.7
Other comprehensive income:
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	627.5	(490.5)	906.5
Net reclassification adjustment for gains included in net income	(101.0)	(333.4)	(263.9)
Changes in unrealized investment gains (losses) after reclassification adjustment	526.5	(823.9)	642.6
Adjustments to intangible assets	(156.8)	327.3	(218.5)
Changes in deferred income tax asset/liability	(129.0)	173.1	(148.5)
Net unrealized gain (loss) on investments	240.7	(323.5)	275.6
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	—	(1.5)
Adjustments to intangible assets	—	—	0.6
Changes in deferred income tax asset/liability	—	—	0.3
Net non-credit related other than-temporary impairment	—	—	(0.6)
Net change to derive comprehensive income for the period	240.7	(323.5)	275.0
Comprehensive income	440.0	31.8	619.7
Less: Comprehensive income attributable to the noncontrolling interest:
Net income	26.8	0.4	—
Other comprehensive income	43.0	—	—
	69.8	0.4	—
Comprehensive income attributable to the controlling interest	$370.2	$31.4	$619.7
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder's Equity	Noncontrolling Interest	Total Equity
Balances at September 30, 2011	—	$379.4	$136.5	$159.5	$675.4	$—	$675.4
Net income	—	—	344.7	—	344.7	—	344.7
Unrealized investment gains, net	—	—	—	275.6	275.6	—	275.6
Non-credit related other-than-temporary impairments	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income					619.7	—	619.7
Stock compensation	—	0.2	—	—	0.2	—	0.2
Capital contributions from Harbinger Group Inc.	—	36.0	—	—	36.0	—	36.0
Dividends	—	—	(40.8)	—	(40.8)	—	(40.8)
Balances at September 30, 2012	—	415.6	440.4	434.5	1,290.5	—	1,290.5
Net income	—	—	354.9	—	354.9	0.4	355.3
Unrealized investment losses, net	—	—	—	(323.5)	(323.5)	—	(323.5)
Comprehensive income					31.4	0.4	31.8
Stock compensation	—	(0.2)	—	—	(0.2)	—	(0.2)
Capital contributions from Harbinger Group Inc.	—	113.5	—	—	113.5	—	113.5
Distributions to Harbinger Group Inc. and subsidiaries	—	—	(41.0)	—	(41.0)	—	(41.0)
Dividends	—	—	(96.8)	—	(96.8)	—	(96.8)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(0.7)	(0.7)
Balances at September 30, 2013	—	528.9	657.5	111.0	1,297.4	(0.3)	1,297.1
Net income	—	—	172.5	—	172.5	26.8	199.3
Unrealized investment gains, net	—	—	—	197.7	197.7	43.0	240.7
Comprehensive income					370.2	69.8	440.0
Proceeds from initial public offering of subsidiary shares	—	(58.5)	—	(25.5)	(84.0)	256.6	172.6
Stock compensation	—	2.3	—	—	2.3	0.8	3.1
Capital contributions from Harbinger Group Inc.	—	5.6	—	—	5.6	—	5.6
Dividends	—	—	(65.4)	—	(65.4)	—	(65.4)
Noncontrolling interest in acquired subsidiary	—	—	—	—	—	12.5	12.5
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(2.9)	(2.9)
Balance at September 30, 2014	—	$478.3	$764.6	$283.2	$1,526.1	$336.5	$1,862.6

 See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2014	2013	2012
Operating activities:
Net income	$199.3	$355.3	$344.7
Adjustments to reconcile net income to operating cash flows:
Depreciation of properties	5.3	4.2	3.0
Amortization of intangibles	97.5	182.3	160.7
Stock-based compensation	17.3	5.9	0.1
Amortization of debt issuance costs	3.4	1.7	—
Deferred income taxes	(8.5)	192.4	(220.0)
Gain on contingent purchase price reduction	—	—	(41.0)
Interest credited/index credits to contractholder account balances	711.6	375.0	586.8
Collateral returned (posted)	63.5	72.0	49.3
Amortization of fixed maturity discounts and premiums	(43.0)	16.7	87.0
Net recognized gains on investments and derivatives	(386.4)	(514.6)	(410.0)
Charges assessed to contractholders for mortality and administration	(45.9)	(31.5)	(14.9)
Deferred policy acquisition costs	(239.0)	(147.4)	(194.9)
Cash transferred to reinsurer	—	—	(176.7)
Changes in operating assets and liabilities	(88.7)	(163.1)	139.2
Net change in cash due to operating activities	286.4	348.9	313.3
Investing activities:
Proceeds from investments, sold, matured or repaid:
Available-for-sale	5,084.1	8,986.9	5,833.4
Held-for-trading	43.6	—	—
Derivative investments and other invested assets	470.2	317.6	157.6
Cost of investments acquired:
Available-for-sale	(6,741.2)	(8,757.6)	(5,640.1)
Held-for-trading	(16.3)	(30.0)	—
Derivative investments and other invested assets	(380.5)	(162.4)	(141.6)
Asset-backed loans originated	(190.6)	(386.6)	(181.4)
Acquisition, net of cash acquired	(0.2)	—	—
Related party loans and investments	—	(100.0)	(49.5)
Capital expenditures	(10.3)	(4.4)	(6.7)
Net change in cash due to investing activities	(1,741.2)	(136.5)	(28.3)
Financing activities:
Contractholder account deposits	2,387.9	1,361.8	2,040.5
Contractholder account withdrawals	(1,783.5)	(1,712.5)	(1,979.6)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	172.6	—	—
Capital contributions	5.2	112.0	36.0
Dividends paid	(68.3)	(97.5)	(40.8)
Proceeds from issuance of new debt	16.9	481.8	—
Debt issuance costs	(3.5)	(10.2)	—
Repayments of senior secured notes, including bond tender/call premium	—	—	(95.0)
Net change in cash due to financing activities	727.3	135.4	(38.9)
Net change in cash and cash equivalents	(727.5)	347.8	246.1
Cash and cash equivalents at beginning of period	1,414.8	1,067.0	820.9
Cash and cash equivalents at end of period	$687.3	$1,414.8	$1,067.0
Supplemental disclosures of cash flow information
Interest paid	$42.2	$3.1	$2.6
Income taxes paid	33.9	3.7	8.1
Distribution of non-cash net assets to Harbinger Group Inc. and subsidiaries	—	41.0	—
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit figures)
(1)    Basis of Presentation and Nature of Operations
FS Holdco II Ltd. ("FS Holdco" and, collectively with its subsidiaries, the "Company") is a Delaware-domesticated direct, wholly owned subsidiary of Harbinger Group Inc. ("HGI") (prior to March 4, 2014 FS Holdco was known as FS Holdco Ltd., domesticated in the Cayman Islands). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. HGI’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "HRG."
FS Holdco is a holding company with holdings in primarily financial services related industries: (i) life insurance and reinsurance through Fidelity and Guaranty Life ("FGL", formerly Harbinger F&G LLC) and Front Street Re (Delaware) Ltd. and its life and annuity reinsurance subsidiaries Front Street Re Cayman Ltd. ("Front Street Cayman") and Front Street Re Ltd. (collectively "Front Street"); and (ii) financial and asset management through Salus Capital Partners, LLC ("Salus") and Five Island Asset Management, LLC, ("Five Island").
FGL was formed on August 3, 2010 under the name of Harbinger OM, LLC, a Delaware limited liability company, which was at that time wholly-owned by Harbinger Capital Partners Master Fund I, Ltd. (the "Master Fund"), a 11.4% holder of the outstanding common stock of HGI as of September 30, 2014. On March 9, 2011, the Master Fund contributed its 100% membership interest in Harbinger OM, LLC to HGI pursuant to a transfer agreement discussed further in Note 16, Related Party Transactions. In connection therewith, the Master Fund transferred to FGL its 100% ownership of FS Holdco Ltd. ("FS Holdco"), the ultimate parent company of Front Street, a Bermuda-based reinsurer. On April 8, 2011, HGI caused the name of "Harbinger OM, LLC" to be changed to "Harbinger F&G, LLC." On April 6, 2011, FGL acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation ("FGH"), from OM Group (UK) Limited ("OMGUK") (the "FGH Acquisition").
On August 23, 2013 the Company distributed and assigned to HGI all of its rights in the interests, liabilities and obligations under its litigation against OMGUK related to claimed $50.0 purchase price adjustment in connection with the FGH Acquisition.
On January 1, 2014, HGI contributed its then direct holdings in FGL’s common stock and its members equity in Harbinger Asset Management Holdings LLC ("HAM") to FS Holdco. The contribution of FGL and HAM to FSHoldco is considered a transaction between entities under common control of HGI under Accounting Standard Codification ("ASC") Topic 805, "Business Combinations," and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Accordingly, FGL and HAM are reflected in the accompanying consolidated financial statements at the historical cost basis of HGI, as if they were held by FS Holdco from the later of either their date of acquisition (in the case of FGL), or their inception (in the case of HAM). Further, FGL was determined to be the Company's accounting predecessor.
In May 2014, Five Island, a wholly-owned subsidiary of the Company, entered into an agreement to acquire a controlling interest in CorAmerica Capital, LLC (“CorAmerica”), a commercial real estate investment firm. As part of the transaction, Five Island acquired a 17.0% member interest and the right to appoint 3 of 5 members of CorAmerica’s Board of Directors. Pursuant to the terms of the agreement, and subject to certain repurchase covenants which would give the CorAmerica founders the right to repurchase their interests, Five Island is required to acquire an additional 34.0% in May 2015. At the time of the agreement, the Company concluded that Five Island has the ability to control the operations of CorAmerica for its own benefit, and to consolidate CorAmerica's results of operations and financial position.
Fidelity and Guaranty Life
FGL’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. FGL’s principal products are deferred annuities (including fixed indexed annuity ("FIA") contracts), immediate annuities and life insurance products. FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), which together are licensed in all fifty states and the District of Columbia.
In December 2013, FGL, a then wholly-owned subsidiary of HGI, announced an initial public offering (“IPO”) of 9.8 million shares of common stock at a price to the public of $17.00 per share. The shares began trading on the NYSE on December 13, 2013 under the ticker symbol “FGL.” FGL also granted the underwriters an option to purchase an additional 1.5 million shares of common stock that was subsequently exercised. HGI was not a selling shareholder in the offering. Subsequent to the offering HGI held 47.0 million shares of FGL’s outstanding common stock, representing an 80.4% interest as of September 30, 2014.

On December 18, 2013, the Company received net proceeds from IPO of $172.5. A portion of the proceeds were used to pay special dividends of $43.0 to HGI.
In March 2013, FGH issued $300.0 aggregate principal amount of its 6.375% senior notes due April 1, 2021, at par (the “FGL Senior Notes”). The Company used a portion of the net proceeds from the issuance to pay a dividend to HGI and expects to use the remainder for general corporate purposes, to support the growth of its subsidiary life insurance company. Refer to Note 9, Debt.
In August 2014, Fidelity & Guaranty Life Holdings, Inc. (“FGH”), a wholly owned subsidiary of FGL, as borrower, and FGL as guarantor, entered into a three-year $150.0 unsecured revolving credit facility. See Note 9, Debt.
Front Street
Front Street is in the business of life and annuity reinsurance. Front Street was formed to provide reinsurance solutions to direct writers (i.e. cedants) of life and annuity products. Front Street uses a barbell asset management strategy that seeks to enhance investment yield as well as reduce risk and volatility.
In December 2012, FGL entered into a coinsurance agreement (the "Reinsurance Agreement") with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman reinsures approximately 10%, or approximately $1,500.0 of FGL’s policy liabilities, on a funds-withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, also entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s investment guidelines.
Salus Capital Partners
Through Salus, the Company provides secured loans to the middle market across a variety of industries. Salus finances loan commitments that typically range from $5.0 to $50.0 with the ability to lead and agent larger transactions. Salus looks to create partnerships with borrowers that may not qualify for traditional bank financing because of their size, historical performance, geography or complexity of their situation. Salus’ loans are used across a range of industries for growth capital, general working capital or seasonal needs, acquisitions or opportunistic situations, trade finance, turnarounds, dividend recaps, refinancing and debtor-in-possession financing. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and Front Street as participants and funds committed by Salus’ collateralized loan obligation ("CLO").
In February 2013, Salus announced the closing of Salus CLO 2012-1, Ltd., a collateralized loan obligation (“CLO”) vehicle providing for the issuance of up to $250.0 in collateralized obligations, initially funded with $175.5 of the asset-based loans that Salus had originated through that date. In September 2013, $25.0 of this issuance was redeemed when Salus announced the closing of an additional $325.0 note issuance by the CLO, bringing the aggregate amount of notes issued by the CLO to $550.0. In connection with this transaction, Salus and its affiliates committed and funded the CLO with an additional $166.9 and $136.5, respectively. See Note 6, Securitizations and Variable Interest Entities.
***
The Company’s reportable business segments are organized in a manner that reflects how management views those business activities. Accordingly, the Company currently operates its business in two reporting segments: (i) Insurance and (ii) Asset Management. For the results of operations by segment, and other segment data, see Note 19, Segment Data.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

(2)    Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. References herein to Fiscal 2014, 2013 and 2012 refer to the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Principles of Consolidation
The consolidated financial statements include the accounts of FS Holdco and all other entities in which FS Holdco has a controlling financial interest and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2014, the non-controlling interest component of total equity represents the 14.3% of Salus not owned by FS Holdco.
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
Investments
The Company’s investments consist of (1) marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale, (2) investments in debt and equity securities held by the Company have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in "Accumulated other comprehensive income" ("AOCI"), net of associated intangibles "shadow adjustments" (discussed in Note 8, Intangibles, net) and deferred income taxes, and (3) originated asset-based loans that the Company intends to hold in its portfolio and which are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, which are amortized to interest income (included in "Net investment income").
Available-for-sale Securities—Other-Than-Temporary Impairments
The Company regularly reviews its available-for-sale securities for declines in fair value that the Company determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains” in the accompanying Consolidated Statements of Operations. When assessing the Company’s ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For the Company’s fixed maturity available-for-sale securities, the Company generally considers the following in determining whether the Company’s unrealized losses are other than temporarily impaired:

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

The Company recognizes other-than-temporary impairments on debt securities (including redeemable and perpetual preferred stock) in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
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
When evaluating redeemable preferred stocks for other-than-temporary-impairment, the Company applies the accounting policy described above for debt securities. Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC other-than-temporary impairment Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock. After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a debt security in an other-than-temporary impairment evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer. Consequently, we apply the other-than-temporary-impairment guidance of debt securities to perpetual preferred stock.
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
The Company includes on the face of the Consolidated Statements of Operations the total other-than-temporary impairment recognized in net investment gains (losses), with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of other-than-temporary impairment recognized in AOCI and other disclosures related to other-than-temporary impairment in Note 4, Investments, and the Consolidated Statements of Comprehensive Income.

Asset-based Loans
Allowance for Credit Losses
Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2014, the Company has no delinquent loans. The Company generally has a cash dominion provision in its loans whereby all cash generated by its borrowers is swept into a concentration account to pay down each loan on a daily or weekly basis. In instances where the Company believes that it may not be able to collect the entirety of a loan’s principal, interest payments are applied to principal.
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

Derivative Financial Instruments
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within "Net investment gains" in the accompanying Consolidated Statements of Operations.
The Company purchases financial instruments and issues products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.
Intangible Assets
The Company’s intangible assets include value of business acquired (“VOBA”), deferred acquisition cost (“DAC”) and deferred sales inducements (“DSI”).
VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC represents costs that are related directly to new or renewal insurance contracts, which may be deferred to the extent recoverable. These costs include incremental direct costs of contract acquisition, primarily commissions, as well as certain costs related directly to underwriting, policy issuance and processing. DSI represents up front bonus credits and vesting bonuses to policyholder account values, which are accounted for similarly to DAC and are recorded within the DAC asset balance.
The methodology for determining the amortization of DAC and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. DAC and VOBA amortization are reported within “Amortization of intangibles” in the accompanying Consolidated Statements of Operations.
DAC and VOBA for indexed universal life (“IUL”) and investment-type products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains (losses) on investments and changes in fair value of the coinsurance embedded derivative.
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
Income Taxes
FGL and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HGI. The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company did not provide deferred income taxes on the gain on contingent purchase price reduction of $41.0 in Fiscal 2012.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations.
Contractholder Funds and Future Policy Benefits
The liabilities for contractholder funds for deferred annuities, IUL and universal life (“UL”) policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for Fixed Index Annuities (“FIA”) consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are the present value of future benefits.
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC and VOBA. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC and VOBA.
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct life reserves for all contracts range from 5.8% to 6.2%. The investment yield assumptions for life contingent pay-out annuities range from 0.8% to 6.0%.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by FGL to the FHLB.
Funding agreements were issued to the FHLB in 2003, 2004, 2005, 2011 and 2012. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $525.8 and $554.9 at September 30, 2014 and 2013, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $573.2 and $604.9 at September 30, 2014 and 2013, respectively.

Revenue Recognition
Insurance Premiums
The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for fixed indexed and fixed rate annuities, IUL policies and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net recognized gains (losses) on investments.
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
Net Investment Gains (Losses)
Net investment gains include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of available-for-sale investments, and gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method.
Product Fees
Product fee revenue from indexed universal life insurance products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and rider fees is assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of the Company’s insurance subsidiaries during 2012 through 2014 ranged from 0.0% to 6.0% for deferred annuities and FIAs, combined and 0.0% to 5.5% for IULs. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred.
Interest Expense
Interest expense on the Company’s short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method. Interest expense also includes fees on the Company’s credit facilities.

Comprehensive Income (Loss)
Comprehensive income (loss) includes unrealized gains (losses) and non-credit related other-than-temporary impairments on investment securities of the insurance segment classified as available-for-sale. Net unrealized gains and losses on investment securities classified as available-for-sale by the Company are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized (see Note 8, Intangibles, net).
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
Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves.
Level 3 - Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
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
Recent Accounting Pronouncements
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
Offsetting Assets and Liabilities
In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 Disclosures about Offsetting Assets and Liabilities - was adopted by the Company effective October 1, 2013. The Company does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity options and long futures contracts. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued ASU 2013-11, “Income taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists,” which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position; therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.
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
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Note 13, Income Taxes), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Note 4, Investments, Note 5, Derivative Financial Instruments and Note 7, Fair Value of Financial Instruments ), (3) other-than-temporary impairments of available-for-sale investments (see Note 4, Investments), (4) amortization of intangibles (see Note 8, Intangibles, net), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see Note 14, Commitments and Contingencies) and (6) reserves for future policy benefits and product guarantees (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements).
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees and amortization of intangibles. As part of the assumption review process that occurred in the quarter ended September 2014 and 2013, changes were made to the surrender rates, earned rates and future index credits to bring the assumptions in line with current and expected future experience. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and corresponding “unlocking” and amortization adjustments, decreasing intangible assets due to increasing net intangible asset amortization by $2.2 in Fiscal 2014. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4.8 during Fiscal 2014. The change in assumptions as of September 30, 2013 resulted in a net increase in future expected margins and corresponding “unlocking” and amortization adjustments, increasing intangible assets and reducing the net intangible asset amortization by $33.1 in Fiscal 2013. These assumptions are also used in the FIA embedded derivative reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45.3 during Fiscal 2013, net of related intangible amortization.
Concentrations of Financial Instruments
As of September 30, 2014 and 2013, the Company’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $2,240.3, or 11.7% and $1,892.1 or 11.5%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 85 different issuers with the top ten investments accounting for 40.0% of the total holdings in this industry. As of September 30, 2014 and 2013, the Company had investments in 4 and 4 issuers that exceeded 10% of stockholder’s equity with a fair value of $768.5 and $554.1, or 4.0% and 3.4% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2014 and 2013 had a fair value of $250.0 and $150.7 or 1.3% and 0.9% of the invested assets portfolio, respectively.
Concentrations of Financial and Capital Markets Risk
The Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 15, Reinsurance) that could have a material impact on FGL’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board (“CPPIB”). CPPIB has a AAA credit rating from Standard & Poor’s Ratings Services (“S&P”) as of September 30, 2014. As of September 30, 2014 and 2013, the net amount recoverable from Wilton Re was $1,508.8 and $1,337.7, respectively. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4)    Investments
The Company’s consolidated investments are summarized as follows:

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Agency residential mortgage-backed securities	104.3	3.1	(0.1)	107.3	107.3
Non-agency residential mortgage-backed securities	1,880.5	137.2	(11.0)	2,006.7	2,006.7
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed-maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	9.2	3.7	—	12.9	12.9
Total equity securities	654.9	26.7	(5.1)	676.5	676.5
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Other invested assets	162.9	—	—	162.9	162.9
Total investments	$18,275.8	$996.5	$(113.5)	$19,158.8	$19,158.8

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,505.7	$22.6	$(5.2)	$1,523.1	$1,523.1
Commercial mortgage-backed securities	431.3	24.7	(1.6)	454.4	454.4
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	49.0	(40.8)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.4	(13.4)	1,368.0	1,368.0
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total fixed-maturity securities	15,062.1	491.5	(253.6)	15,300.0	15,300.0
Equity securities
Available-for-sale	274.6	6.7	(10.3)	271.0	271.0
Held for trading	48.6	0.6	(10.0)	39.2	39.2
Total equity securities	323.2	7.3	(20.3)	310.2	310.2
Derivatives	141.7	88.5	(8.4)	221.8	221.8
Asset-based loans	560.4	—	—	560.4	560.4
Other invested assets	31.2	—	—	31.2	31.2
Total investments	$16,118.6	$587.3	$(282.3)	$16,423.6	$16,423.6

Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments on non-agency residential mortgage-backed securities at September 30, 2014 and 2013, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency residential mortgage-backed securities purchased in 2014 and 2013.

Securities held on deposit with various state regulatory authorities had a fair value of $15,009.3 and $19.4 at September 30, 2014 and 2013, respectively. The increase in securities held on deposit is due to FGL Insurance’s re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company’s legal reserve as prescribed by Iowa regulations.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2014
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$370.0	$372.8
Due after one year through five years	2,297.6	2,360.2
Due after five years through ten years	3,128.9	3,232.7
Due after ten years	5,794.5	6,230.0
Subtotal	11,591.0	12,195.7
Other securities which provide for periodic payments:
Asset-backed securities	1,800.8	1,792.9
Commercial-mortgage-backed securities	617.6	636.9
Structured hybrids	474.5	472.0
Agency residential mortgage-backed securities	104.3	107.3
Non-agency residential mortgage-backed securities	1,880.5	2,006.7
Total fixed maturity available-for-sale securities	$16,468.7	$17,211.5

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
FGL analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2014.
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial-mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Agency residential mortgage-backed securities	24.1	(0.1)	0.6	—	24.7	(0.1)
Non-agency residential mortgage-backed securities	274.4	(5.7)	177.0	(5.3)	451.4	(11.0)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial-mortgage-backed securities	26.6	(0.5)	4.9	(1.1)	31.5	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.1)	32.2	(1.2)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.5)	477.7	(40.8)
Agency residential mortgage-backed securities	9.8	(0.1)	1.1	(0.2)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S. Government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(235.9)	$520.0	$(28.0)	$5,925.9	$(263.9)
Total number of available-for-sale securities in an unrealized loss position		588		78		666
At September 30, 2014 and 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss less than $0.1 as of September 30, 2014.
At September 30, 2014 and 2013, securities with a fair value of $0.2 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments in both periods.
Credit Loss Portion of Other-than-temporary Impairments
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of other-than-temporary impairments on fixed maturity securities held by FGL for Fiscal 2014, 2013 and 2012 for which a portion of the other-than-temporary impairment was recognized in AOCI:

	Fiscal
	2014	2013	2012
Beginning balance	$2.7	$2.7	$0.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	0.1
Other-than-temporary impairment was not previously recognized	—	—	1.9
Ending balance	$2.7	$2.7	$2.7

For Fiscal 2014, FGL recognized impairment losses in operations totaling $0.7, including credit impairments of $0.6, and change-of-intent impairments of $0.1, related to fixed maturity securities and low income housing tax credit securities with an amortized cost of $1.8 and a fair value of $1.1 at September 30, 2014. For Fiscal 2013, FGL recognized impairment losses in operations totaling $2.9, including credit impairments of $0.8, and change-of-intent impairments of $2.2 related to fixed maturity securities, non-agency residential mortgage-backed securities and low income housing tax credit securities with an amortized cost of $9.6 and a fair value of $6.7 at the time of impairment. For Fiscal 2012, FGL recognized impairment losses in operations totaling $22.8, including credit impairments of $5.7 and change-of-intent impairments of $17.1, as well as non-credit losses in other comprehensive income totaling $1.5 for investments which experienced other-than-temporary impairments and had an amortized cost of $162.3 and a fair value of $138.0 at September 30, 2012.

Details underlying write-downs taken as a result of other-than-temporary impairments that were recognized in net income and included in net realized gains on securities were as follows:

	Fiscal
	2014	2013	2012
Other-than-temporary impairments recognized in net income:
Corporates	$—	$1.2	$4.1
Municipals	0.3	—	—
Non-agency residential mortgage-backed securities	0.1	1.2	7.5
Hybrids	—	—	9.7
Other invested assets	0.3	0.5	1.5
Total other-than-temporary impairments	$0.7	$2.9	$22.8
Asset-based Loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and their co-lenders FGL and FSR, included in “Asset-based loans” in the Consolidated Balance Sheets as of September 30, 2014 and 2013, consisted of the following:

	September 30,
	2014	2013
Asset-based loans, net of deferred fees, by major industry:
Electronics	$245.4	$—
Apparel	191.6	252.9
Jewelry	100.1	125.8
Home Furnishings	71.7	—
Manufacturing	56.9	34.3
Transportation	44.3	85.7
Sporting Goods	13.9	25.1
Other	94.9	41.8
Total asset-based loans	818.8	565.6
Less: Allowance for loan losses	7.2	5.2
Total asset-based loans, net	$811.6	$560.4
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of the loan portfolio. The following table presents the activity in its allowance for credit losses for Fiscal 2014, 2013 and 2012:

	Fiscal
	2014	2013	2012
Allowance for credit losses:
Balance at beginning of year	$5.2	$1.4	$—
Provision for credit losses	2.0	3.8	1.4
Balance at end of year	$7.2	$5.2	$1.4

Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2014 and 2013, Salus had no outstanding loans that either were delinquent, non-performing, in a non-accrual status, or had been subject to a troubled-debt restructuring. As of September 30, 2014 and 2013, there were no impaired loans.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
September 30, 2013	$306.9	$36.7	$222.0	$—	$565.6

At September 30, 2014, approximately $250.0 or 30.8% of the Company’s total Asset-based loans, net balance represent a term loan receivable from a national electric retailer. The aforementioned receivable balance is collateralized by various assets including inventory, real estate, receivables, machinery and equipment and intellectual property rights. In addition, the net exposure is $150.0 as there is non-qualifying participation of $100.0 by a third party. The Company believes that this receivable is adequately collateralized. The Company has assessed the adequacy of its allowance for loan assets and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio.
Net Investment Income
The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2014	2013	2012
Fixed maturity available-for-sale securities	$787.4	$686.2	$707.1
Equity available-for-sale securities	22.8	14.8	14.0
Policy loans	0.7	0.8	0.7
Invested cash and short-term investments	0.3	1.4	4.9
Asset-based loans	41.5	35.4	8.6
Other investments	17.2	18.6	(0.8)
Gross investment income	869.9	757.2	734.5
External investment expense	(17.1)	(16.8)	(11.7)
Net investment income	$852.8	$740.4	$722.8
Net investment gains
“Net investment gains” reported in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2014	2013	2012
Net realized gains before other-than-temporary impairments	$101.9	$332.9	$287.2
Gross other-than-temporary impairments	(0.6)	(2.9)	(24.3)
Non-credit portion of other-than-temporary impairments included in other comprehensive income	—	—	1.5
Net realized gains on fixed maturity available-for-sale securities	101.3	330.0	264.4
Realized gains on equity securities	13.5	12.6	0.9
Net realized gains on securities	114.8	342.6	265.3
Realized gains (losses) on certain derivative instruments	233.8	148.6	(10.3)
Unrealized gains on certain derivative instruments	37.7	20.5	156.3
Change in fair value of other embedded derivatives	(0.1)	—	—
Change in fair value of derivatives	271.4	169.1	146.0
Realized gains (losses) on other invested assets	9.1	(0.1)	(1.3)
Net investment gains	$395.3	$511.6	$410.0
For Fiscal 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $5,033.4, gross gains on such sales totaled $108.5 and gross losses totaled $4.9. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for Fiscal 2014.
For Fiscal 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $8,986.9, gross gains on such sales totaled $351.2 and gross losses totaled $18.3. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for Fiscal 2013.
For Fiscal 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, including assets transferred to Wilton Re as discussed in Note 15, Reinsurance, totaled $4,603.0 gross gains on such sales totaled $295.9 and gross losses totaled $13.8. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for Fiscal 2012.

(5)    Derivative Financial Instruments
The fair value of outstanding derivative instruments recorded in the Consolidated Balance Sheets was as follows:

		September 30,
Derivatives not designated as hedging instruments:	Classification	2014	2013
Assets:
Call options	Derivatives	$296.3	$221.8
Other embedded derivatives	Other invested assets	11.2	—
		$307.5	$221.8
Liabilities:
FIA embedded derivative	Contractholder funds	$1,908.1	$1,544.4
Futures contracts	Other liabilities	0.5	1.0
		$1,908.6	$1,545.4

The changes in fair value of derivative instruments included in the Consolidated Statements of Operations were as follows:

	Fiscal
	2014	2013	2012
Revenues:
Net investment gains:
Call options	$246.0	$151.6	$100.0
Other embedded derivatives	(0.1)	—	—
Futures contracts	25.5	17.5	46.0
	271.4	169.1	146.0
Net investment income:
Available-for-sale embedded derivatives	—	—	0.4
	$271.4	$169.1	146.4
Benefits and other changes in policy reserves:
FIA embedded derivatives	$363.7	$(6.4)	$154.5
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
FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two, three or five year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps, spreads or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains.” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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

Other Embedded Derivatives
On June 16, 2014, FGL invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which was based on the actual return of the fund. At September 30, 2014 the fair value of the embedded derivative was $11.2 and the fair value of the fund-linked note was $21.6. At maturity of the fund-linked note, FGL will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in “Fixed maturities” within the accompanying Consolidated Balance Sheets.
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody’s/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,239.9	$92.7	$52.5	$40.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A3/A	2,810.0	108.0	72.5	35.5	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,294.7	85.0	63.0	22.0	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A-	258.0	10.6	—	10.6	120.8	3.4	—	3.4
		$7,602.6	$296.3	$188.0	$108.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit ratings as of September 30, 2014 except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and September 30, 2013, counterparties posted $188.0 and $72.0 of collateral, respectively, of which $135.5 and $72.0 is included in “Cash and cash equivalents” with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $52.5 of non-cash collateral was held by a third-party custodian at September 30, 2014. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 and $149.8 at September 30, 2014 and 2013, respectively.
FGL held 2,348 and 1,693 futures contracts at September 30, 2014 and 2013, respectively. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $10.8 and $5.9 at September 30, 2014 and 2013, respectively.

(6) Securitizations and Variable Interest Entities
Collateralized Loan Obligations
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

Included within “Asset-based loans” under Investments in the Consolidated Balance Sheet as of September 30, 2014 and 2013 were asset-based loans of $455.9 and $337.8, respectively, that serve as collateral to the unaffiliated obligations of the CLO of $192.0, net of discount of $1.0 and $181.8, net of discount of $1.1, respectively. The unaffiliated obligations of the CLO are included within “Debt” in the Consolidated Balance Sheet as of September 30, 2014 and 2013. At September 30, 2014 and 2013, the asset-based loans receivable included $292.0 and $302.1, respectively, of seller’s interest.

The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2014 and 2013.

	September 30,
	2014	2013
Maximum loss exposure	$455.9	$337.8

Asset-based loans receivable	$455.9	$337.8
Cash and other assets	35.5	156.7
Total assets of consolidated VIE	$491.4	$494.5

Long-term debt	$484.0	$485.0
Other liabilities	6.7	2.9
Total liabilities of consolidated VIE	$490.7	$487.9
(7)    Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$1,755.9	$37.0	$1,792.9
Commercial mortgage-backed securities	—	553.8	83.1	636.9
Corporates	—	8,945.8	850.0	9,795.8
Hybrids	—	1,316.1	—	1,316.1
Municipals	—	1,222.6	37.2	1,259.8
Agency residential mortgage-backed securities	—	107.3	—	107.3
Non-agency residential mortgage-backed securities	—	2,006.7	—	2,006.7
U.S. Government	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	59.2	598.4	6.0	663.6
Trading	12.9	—	—	12.9
Other invested assets	—	—	11.2	11.2
Funds withheld receivable	—	154.4	—	154.4
Derivative financial instruments	—	296.3	—	296.3
Total financial assets	$187.7	$17,137.7	$1,024.5	$18,349.9
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908.1	$1,908.1
Futures contracts	—	0.5	—	0.5
Front Street future policyholder benefit liability	—	—	151.3	151.3
Total financial liabilities	$—	$0.5	$2,059.4	$2,059.9

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$1,518.1	$5.0	$1,523.1
Commercial mortgage-backed securities	—	448.7	5.7	454.4
Corporates	—	8,957.2	461.1	9,418.3
Hybrids	—	428.8	—	428.8
Municipals	—	1,007.0	—	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6
Non-agency residential mortgage-backed securities	—	1,368.0	—	1,368.0
U.S. Government	790.9	210.9	—	1,001.8
Equity securities
Available-for-sale	—	271.0	—	271.0
Trading	39.2	—	—	39.2
Derivative financial instruments	—	221.8	—	221.8
Total financial assets	$830.1	$14,530.1	$471.8	$15,832.0
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4
Futures contracts	—	1.0	—	1.0
Total financial liabilities	$—	$1.0	$1,544.4	$1,545.4
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
FGL measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and FGL will then consistently apply the valuation methodology to measure the security’s fair value. FGL’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. FGL uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market-approach valuation technique is employed, is yields for comparable securities. Increase (decrease) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
FGL did not adjust prices received from third parties as of September 30, 2014 and 2013. However, FGL does analyze the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Fair value of FGL's available-for-sale embedded derivative, included in "Other invested assets", is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date. The available-for-sale embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date. Therefore, the Black Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model. The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.

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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2014 and 2013 are as follows:

			Fair Value at		Range (Weighted average)
Assets	Valuation Technique	Unobservable Input(s)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asset-backed securities	Broker-quoted	Offered quotes	$37.0	$5.0	100% - 109% (101%)	103%
Commercial mortgage-backed securities	Broker-quoted	Offered quotes	83.1	5.7	105% - 121% (118%)	96%
Corporates	Broker-quoted	Offered quotes	848.0	404.5	62% - 120% (100%)	0% - 113% (90%)
Corporates	Matrix pricing	Quoted prices	2.0	56.6	142%	90% - 131% (97%)
Municipal	Broker-quoted	Offered quotes	37.2	—	107%	—
Equity	Broker-quoted	Offered quotes	6.0	—	100%	—
Other invested assets	Black Scholes model	Net asset value of Anchor Path fund	11.2	—	100%	—
Total			$1,024.5	$471.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	Discounted cash flow	Market value of option	$1,908.1	$1,544.4	0% - 50% (3%)	0% - 38% (4%)
		SWAP rates			2% - 3% (2%)	2% - 3% (2%)
		Mortality multiplier			80%	80%
		Surrender rates			0.50% - 75% (7%)	0.50% - 75% (7%)
		Non-performance risk spread			0.25%	0.25%
Front Street future policyholder benefit liability	Discounted cash flow	Non-performance risk spread	151.3	—	0.50% - 1.50%	—
		Risk margin to reflect uncertainty			0.50%	—
Total			$2,059.4	$1,544.4
The significant unobservable inputs used in the fair value measurement of the equity investment are revenue multiple and probability of the transaction closing. Significant increases (decreases) in the revenue multiple and the probability of the transaction closing would result in a higher (lower) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2014 and 2013, is based on the 2000 and 1983 annuity tables, respectively and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2014, 2013 and 2012. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Fiscal 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$5.0	$—	$(0.3)	$36.1	$—	$—	$(3.8)	$37.0
Commercial mortgage-backed securities	5.7	—	—	83.7	(0.3)	—	(6.0)	83.1
Corporates	461.1	—	19.1	398.1	(11.8)	(2.4)	(14.1)	850.0
Hybrids	—	—	2.2	35.0	—	—	—	37.2
Equity securities available-for-sale	—	—	1.2	4.8	—	—	—	6.0
Other invested assets	—	(0.1)	—	11.3	—	—	—	11.2
Total assets at fair value	$471.8	$(0.1)	$22.2	$569.0	$(12.1)	$(2.4)	$(23.9)	1,024.5
Liabilities
FIA embedded derivatives	$1,544.4	$363.7	$—	$—	$—	$—	$—	$1,908.1
Front Street future policyholder	—	7.0	—	150.6	—	(6.3)	—	151.3
Total liabilities at fair value	$1,544.4	$370.7	$—	$150.6	$—	$(6.3)	$—	$2,059.4

	Fiscal 2013
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements (b)	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable (b)	$41.0	$—	$—	$—	$—	$(41.0)	$—	$—
Fixed maturity securities, available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.2)	(10.5)	5.0
Commercial mortgage-backed securities	5.0	—	(0.3)	1.0	—	—	—	5.7
Corporates	135.3	(0.3)	(13.4)	406.0	(9.6)	(23.1)	(33.8)	461.1
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities available-for-sale	—	0.2	—	10.5	(10.7)	—	—	—
Total assets at fair value	$206.0	$(0.1)	$(14.0)	$417.5	$(20.3)	$(64.3)	$(53.0)	$471.8
Liabilities
FIA embedded derivatives	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4
Total liabilities at fair value	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4

	Fiscal 2012
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$—	$41.0	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities, available-for-sale:
Asset-backed securities	374.5	—	7.4	410.7	—	(38.8)	(737.9)	15.9
Commercial mortgage-backed securities	—	—	—	5.0	—	—	—	5.0
Corporates	159.7	—	(3.6)	1.3	(26.8)	(14.2)	18.9	135.3
Hybrids	5.2	—	(0.1)	—	—	—	3.7	8.8
Municipals	—	—	0.1	10.2	—	—	(10.3)	—
Agency residential mortgage-backed securities	3.3	—	—	—	—	—	(3.3)	—
Non-agency residential mortgage-backed securities	3.8	(0.1)	—	—	(0.5)	(0.3)	(2.9)	—
Total assets at fair value	$546.5	$40.9	$3.8	$427.2	$(27.3)	$(53.3)	$(731.8)	$206.0
Liabilities
FIA embedded derivatives	$1,396.3	$154.5	$—	$—	$—	$—	$—	$1,550.8
Total liabilities at fair value	$1,396.3	$154.5	$—	$—	$—	$—	$—	$1,550.8

(a)	The net transfers in and out of Level 3 during Fiscal 2014, 2013 and 2012 were to or from Level 2.

(b)
As discussed further in Note 1, Basis of Presentation and Nature of Operations, the contingent purchase price reduction receivable were distributed to Harbinger Group Inc. and subsidiaries during Fiscal 2013. Consequently this distribution is reflected as a settlement.

FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for Fiscal 2014. FGL transferred $79.3 U.S. Government securities from Level 1 into Level 2 during Fiscal 2013 reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for Fiscal 2012.
Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during Fiscal 2014, 2013 and 2012 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2014, 2013 and 2012. Accordingly, FGL’s assessment resulted in a net transfer out of Level 3 of $23.9 related to asset-backed, corporate and commercial mortgage-backed securities during Fiscal 2014, a net transfer out of Level 3 of $53.0 related to asset-backed securities, corporate and hybrid securities during Fiscal 2013, and a net transfer out of $731.8 related to asset-backed, corporate, hybrid, municipal and residential mortgage-backed securities during Fiscal 2012.

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

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are summarized as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$687.3	$—	$—	$687.3	$687.3
Other invested assets	—	—	151.7	151.7	151.7
Asset-based loans	—	—	811.6	811.6	811.6
Related party loans	—	—	136.8	136.8	136.8
Total financial assets	$687.3	$—	$1,100.1	$1,787.4	$1,787.4

Liabilities (a)
Total debt (b)	$—	$615.3	$—	$615.3	$598.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$615.3	$13,108.8	$13,724.1	$15,154.2

	September 30, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,414.8	$—	$—	1,414.8	1,414.8
Other invested assets	—	—	31.2	31.2	31.2
Asset-based loans	—	—	560.4	560.4	560.4
Related party loans	—	—	102.3	102.3	102.3
Total financial assets	$1,414.8	$—	$693.9	$2,108.7	$2,108.7

Liabilities (a)
Total debt (b)	$—	$481.8	$—	$481.8	$481.8
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Total financial liabilities	$—	$481.8	$12,378.6	$12,860.4	$14,185.6

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Mortgage Loans on Real Estate (included within Other Invested Assets)

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of FGL’s mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.
In September 2013, FGL initiated a commercial loan program with Principal Real Estate Investors (“Principal”). FGL has funded twelve commercial mortgage loans (“CMLs”) originated and serviced by Principal with a fair value of $135.4 at September 30, 2014, which is equal to amortized cost, as these loans were recently originated, none are past due, there are no material credit concerns with the borrower or the property and there has not been material changes in market interest since origination. Principal monitors the status of the payment obligations, the credit quality of the borrower and the property as well as for other events that may impact the performance and principal repayment of the CMLs. Additionally, FGL reviews Principal’s valuation methodologies and processes to perform assessments. A CMLs' current standing and payment obligations are material factors in evaluating CMLs carrying value. At September 30, 2014, all twelve CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.

Policy Loans (included within Other Invested Assets)
Also included in other invested assets are policy loans. FGL has not attempted to determine the fair values associated with its policy loans, as they believe any differences between carrying value and the fair values afforded these instruments are immaterial to its consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived.

Valuation Methodology
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2014 and 2013, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
The fair value of the asset-based loans originated by Salus approximate their carrying value, as those loans carry a variable rate, are revolving in nature, and can be settled at the demand of either party.

(8)   Intangibles, net
The changes in the carrying amounts of intangible assets were as follows:

	VOBA	DAC	Total
Balance at September 30, 2012	$104.3	$169.2	$273.5
Deferrals	—	147.4	147.4
Less: Components of amortization:
Periodic amortization	(194.6)	(62.1)	(256.7)
Interest	21.8	9.5	31.3
Unlocking	35.8	7.3	43.1
Adjustment for unrealized investment losses, net	258.0	69.3	327.3
Balance at September 30, 2013	225.3	340.6	565.9
Deferrals	—	239.0	239.0
Less: Components of amortization:
Periodic amortization	(92.4)	(58.0)	(150.4)
Interest	15.0	13.6	28.6
Unlocking	21.6	2.7	24.3
Adjustment for unrealized investment gains, net	(82.7)	(74.1)	(156.8)
Balance at September 30, 2014	$86.8	$463.8	$550.6
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment gains and losses represents the amount of DAC and VOBA that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in other comprehensive income rather than the statement of operations. As of September 30, 2014 and 2013, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(164.2) and $(81.4), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains)/losses of $(55.5) and $18.6, respectively. Amortization of VOBA for Fiscal 2014, 2013 and 2012 was $55.8, $137.0 and $145.5, respectively. Amortization of DAC for Fiscal 2014, 2013 and 2012 was $41.7, $45.3 and $15.2, respectively. Accumulated amortization of VOBA for Fiscal 2014 and 2013 was $338.4 and $270.5, respectively.
The above DAC balances include $32.7 and $26.2 of deferred sales inducements, net of shadow adjustments, as of September 30, 2014 and 2013, respectively.

The weighted average amortization period for VOBA is approximately 4.8 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$42.8
2016	38.4
2017	31.2
2018	25.0
2019	25.5
2020 and thereafter	88.1
(9)    Debt
The Company's consolidated debt consists of the following:

	September 30, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
FGH
6.375% Senior Notes, due April 1, 2021	$300.0	6.4%	$300.0	6.4%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	193.0	6.7%	182.9	6.6%
Secured borrowings under non-qualifying loan participations	106.8	10.8%	—	—%
Total	599.8		482.9
Original issuance (discounts) premiums on debt, net	(1.0)		(1.1)
Total debt	$598.8		$481.8
Aggregate scheduled maturities of debt as of September 30, 2014 are as follows:

Fiscal Year	Scheduled maturities
2015	$0.7
2016	1.6
2017	4.5
2018	—
2019	100.0
Thereafter	493.0
$599.8
FGL
In March 2013, FGH issued $300.0 aggregate principal amount of 6.375% senior notes due April 1, 2021, at par. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013. FGL used a portion of the net proceeds from the issuance to pay a $73.0 dividend to FS Holdco.
In connection with the offering, FGL capitalized $10.2 of debt issuance costs during Fiscal 2013. The fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized to the redemption date using the straight-line method over the remaining term of the debt.
The indenture governing the FGL Senior Notes contains a number of covenants that, among other things, limit or restrict FGH’s ability and the ability of FGH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the FGL Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the FGL Senior Notes have investment grade ratings from both Moody’s and S&P. FGH is in compliance with all such covenants.
In August 2014, FGH, as borrower, and FGL as guarantor, entered into a three-year $150.0 unsecured revolving credit facility (the “FGL Credit Agreement”) with certain lenders and RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC,

acting as joint lead arrangers. The loan proceeds from the credit facility may be used for working capital and general corporate purposes. As of September 30, 2014, FGL had not drawn on the revolver.
The FGL Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGH and its subsidiaries to incur debt and issue certain capital stock, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, change the nature of its business, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness (including the FGL Senior Notes), make investments, modify certain agreements, enter into restrictive agreements or change its accounting policies. The FGL Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, under the FGL Credit Agreement, FGH is required to comply with the following financial maintenance covenants at the end of each fiscal quarter: (1) FGH’s total shareholders’ equity (as defined in the FGL Credit Agreement) shall not be less than the sum of (a) $910.0, (b) 50% of FGH’s consolidated net income (as defined in the FGL Credit Agreement) since the closing date and (c) 50% of all equity issuances of FGL since the closing date and (2) FGH’s debt to total capitalization (as defined in the FGL Credit Agreement) shall not be more than 35%. FGH is in compliance with all such covenants.
Salus
Long-term debt of the consolidated VIE include the unaffiliated obligations of a CLO VIE of $193.0, as of September 30, 2014. In February 2013 and September 2013, Salus completed a CLO securitizations of collateralized loan obligations of up to $550.0 notional aggregate principal amount (of which $484.0 notional aggregate principal amount was drawn on September 30, 2014.)The CLO was funded with $331.1 of the asset-based loan receivables that it had originated through that date, of which $182.9 was taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.25% to LIBOR plus 11.50%. See Note 6, Securitizations and Variable Interest Entities, for additional information with respect to the securitization.
Salus also acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2014, Salus had $106.8 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests".
(10)    Shareholder's Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes unrealized gains and losses on debt and equity securities held as available for sale, net of shadow adjustments to intangibles.
For information pertaining to the reclassification of unrealized gains and losses on debt and equity securities held as available for sale, see Note 4, Investments, and Note 8, Intangibles, net for the related shadow adjustments.
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, as of September 30, 2014, 2013 and 2012, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than-temporary Impairments	Total
Cumulative components at September 30, 2014:
Gross amounts (after reclassification adjustments)	$762.2	$(1.0)	$761.2
Intangible assets adjustments	(220.0)	0.4	(219.6)
Tax effects	(190.1)	0.2	(189.9)
Noncontrolling interest	(68.5)	—	(68.5)
	$283.6	$(0.4)	$283.2
Cumulative components at September 30, 2013:
Gross amounts (after reclassification adjustments)	$235.7	$(1.0)	$234.7
Intangible assets adjustments	(63.2)	0.4	(62.8)
Tax effects	(61.1)	0.2	(60.9)
	$111.4	$(0.4)	$111.0

Restricted Net Assets of Subsidiaries
FS Holdco’s equity in restricted net assets of consolidated subsidiaries was approximately $1,426.9 as of September 30, 2014 representing 93.5% of FS Holdco’s consolidated shareholder’s equity as of September 30, 2014 and consisted of net assets of FGL, which were restricted as to transfer to FS Holdco in the form of cash dividends, loans or advances under regulatory restrictions.
(11)    Employee Benefit Plans
The Company sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and the Company makes a discretionary matching contribution of up to 5% of eligible compensation. The Company has also established a nonqualified defined contribution plan for independent agents. The Company makes contributions to the plan based on both the Company’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, were $1.4, $0.9 and $0.8 for Fiscal 2014, 2013 and 2012, respectively.
(12)    Stock Compensation
The Company recognized consolidated stock compensation expense of $17.3, $5.9 and $0.1 for Fiscal 2014, 2013 and 2012, respectively. Stock compensation expense is principally included in "Selling, acquisition, operating and general expenses" in the accompanying Consolidated Statements of Operations. A summary of stock options outstanding as of September 30, 2014 and related activity during the year then ended, under FGH and FGL’s respective incentive plans were as follows (share amounts in thousands):

	FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	335	$44.23	—	—	$—
Granted	—	—	249	17.00	3.76
Exercised	(105)	39.86	—	—	—
Forfeited or expired	(5)	47.30	(7)	17.00	5.26
Stock options outstanding at September 30, 2014	225	46.19	242	17.00	3.72
Stock options vested and exercisable at September 30, 2014	99	46.68	—	—	—
Stock options outstanding and expected to vest	122	46.15	231	17.00	3.64

A summary of restricted stock units and awards outstanding as of September 30, 2014 and related activity during the year then ended, under FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	Units		Awards
	FGH		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2013	46	$49.60	—	—
Granted	—	—	179	18.25
Exercised / Released	(18)	49.53	—	—
Forfeited	(2)	49.45	(7)	19.98
Restricted stock outstanding at September 30, 2014	26	49.55	172	18.18
Restricted stock outstanding and expected to vest	25	49.55	159	18.03

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

FGL’s principal subsidiary, FGH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (“FGH Plans”). Awards under the FGH Plans are based on the common stock of FGH. In Fiscal 2013, FGH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans. The FGH plans were frozen in November 2013 and therefore, no stock options were issued under these plans during Fiscal 2014.
During Fiscal 2014 FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 179 thousand and 578 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during Fiscal 2014 on their respective grant dates was approximately $14.2.
During Fiscal 2013, FGL granted stock option awards and restricted stock units representing approximately 195 thousand and 53 thousand shares, respectively. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grants and restricted stock unit grant on the grant date was $0.6 and $2.0, respectively.
During Fiscal 2012 FGH granted stock option awards representing approximately 207 thousand shares. These stock options vest over a period of 3 years and expire on the seventh anniversary of the grant. The total fair value of the grants on their grant dates was approximately $0.8.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of September 30, 2014 totaled $16.3 and will be recognized over a weighted-average period of 1.8 years.
The fair value of stock option awarded by, respectively, FGL during Fiscal 2014, and FGH during Fiscal 2013, is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2014	2013	2012
Risk-free interest rate	1.40% to 1.41%	0.8%	0.8%
Assumed dividend yield	1.30% to 1.50%	6.0%	10.0%
Expected option term	4.5 years	4.5 years	4.5 years
Volatility	25.0%	27.0%	35.0%

(13)    Income Taxes
FS Holdco and its non-life subsidiaries’ operating results have historically been included in the HGI domestic consolidated tax return. Tax payments to all domestic tax authorities are made by HGI on FS Holdco’s behalf. The provision for income taxes and current and deferred tax balances are computed under the separate return method and presented in these financial statements as if FS Holdco and its non-life subsidiaries filed their own U.S. Federal and state income tax returns. These financial statements include tax losses and tax credits that may not reflect the tax positions taken by HGI. HGI does not maintain a tax sharing agreement with FS Holdco, and generally does not charge FS Holdco for any tax payments it makes; in addition, HGI does not reimburse FS Holdco for utilization of tax attributes. Because FS Holdco’s tax liabilities computed under the separate return method are not settled with HGI, the difference between any settled amounts and the computed liability under the separate return method is treated as either a dividend or capital contribution. The FGL life insurance subsidiaries and Front Street Cayman have historically filed their own U.S. Federal and state income tax returns.
Income tax expense (benefit) was calculated based upon the following components of income from continuing operations before income taxes:

	Fiscal
	2014	2013	2012
Pretax income (loss):
United States	$239.9	$503.4	$202.3
Outside the United States	11.2	13.0	(3.3)
Total pretax income	$251.1	$516.4	$199.0

The components of income tax expense (benefit) were as follows:

	Fiscal
	2014	2013	2012
Current:
Federal	$56.8	$(31.4)	$74.3
State	3.5	0.1	—
Total current	60.3	(31.3)	74.3
Deferred:
Federal	(7.4)	192.4	(220.0)
State	(1.1)	—	—
Total deferred	(8.5)	192.4	(220.0)
Income tax expense (benefit)	$51.8	$161.1	$(145.7)
The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense (benefit) is summarized as follows:

	Fiscal
	2014	2013	2012
Expected income tax benefit at Federal statutory rate	$87.9	$180.7	$69.7
Valuation allowance for deferred tax assets	(37.9)	(22.7)	(205.0)
Gain on contingent purchase price reduction	—	—	(14.4)
Other	1.8	3.1	4.0
Reported income tax expense (benefit)	$51.8	$161.1	$(145.7)
Effective tax rate	20.6%	31.2%	(73.2)%
For Fiscal 2014, the Company’s effective tax rate of 20.6% was favorably impacted by the partial release of U.S. valuation allowances by the FGL life insurance subsidiaries, totaling $40.1, attributable to a tax planning strategy that will allow for the utilization of capital loss carryforwards, that management previously concluded were more-likely-than-not unrealizable.
For Fiscal 2013, the Company’s effective tax rate of 31.2% was favorably impacted by the partial release of valuation allowance attributable to the utilization of capital loss carryforwards by the FGL life insurance subsidiaries.
For Fiscal 2012, the Company’s effective tax rate of (73.2)%, representing a tax benefit despite pretax income, was positively impacted by the following: (i) the net release of U.S. valuation allowance resulting from a change in the realizability of deferred tax assets related to the FGL life insurance subsidiaries and (ii) a contingent purchase price reduction.
The following table is a summary of the components of deferred income tax assets and liabilities:

	September 30,
	2014	2013
Current deferred tax assets:
Employee compensation	$1.0	$0.3
Other	0.1	—
Valuation allowance	(0.8)	(0.2)
Total current deferred tax assets	0.3	0.1
Current deferred tax liabilities
Other	$—	$(0.1)
Total current deferred tax liabilities	—	(0.1)
Noncurrent deferred tax assets:
Net operating loss, credit and capital loss carryforwards	170.6	201.8
Intangibles	1.8	—
Deferred acquisition costs	0.4	0.4
Insurance reserves and claim related adjustments	456.4	477.7
Outside basis difference	3.2	2.3
Other	64.8	26.5
Valuation allowance	(108.2)	(146.5)
Total noncurrent deferred tax assets	589.0	562.2
Noncurrent deferred tax liabilities:
Value of business acquired	(20.8)	(67.3)
Deferred acquisition costs	(104.2)	(63.7)
Investments	(310.8)	(156.5)
Funds withheld receivable	(9.7)	—
Other	(3.9)	(14.3)
Total noncurrent deferred tax liabilities	(449.4)	(301.8)
Total gross deferred tax assets	$589.3	$562.3
Total gross deferred tax liabilities	$(449.4)	$(301.9)
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2014, 2013 and 2012, the Company had a net release of valuation allowance to earnings totaling $37.9, $22.7 and $205.0 respectively, as more fully described below.
FS Holdco Tax Group
Management evaluated deferred tax assets for each of the reporting periods including an assessment of cumulative income over the prior three-year period. As FS Holdco and its non-life subsidiaries are in a cumulative loss position for U.S. Federal tax purposes, there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a full valuation allowance was recorded against its U.S. Federal deferred tax assets for Fiscal 2014, 2013 and 2012.
FGL Life Insurance Subsidiaries Group
Management evaluated the deferred tax assets of the FGL life insurance subsidiaries for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. As the FGL life insurance subsidiaries group is in a cumulative income position for U.S. Federal tax purposes and the Company expects income in future periods, there is significant positive evidence that supports the realizability of its deferred tax assets. However, partial valuation allowances of $118.8 and $158.7 at September 30, 2014 and 2013, respectively, have been maintained against certain IRC section 382 limited capital loss carryforwards of the FGL life insurance subsidiaries group and the net deferred tax assets of the non-life insurance entities that file with FS Holdco as part of the HGI consolidated Federal income tax return.
Front Street Cayman
Management evaluated the deferred tax assets of Front Street Cayman for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Beginning with the tax year ended December 31, 2012, Front Street

Cayman made an election under Internal Revenue Code Section 953(d) to be treated as a U.S. domestic life insurance corporation for Federal income tax purposes. As Front Street Cayman is in a cumulative income position for U.S. Federal tax purposes and expects income in future periods, there is significant positive evidence that supports the realizability of its deferred tax assets. Thus, there were no valuation allowances established against Front Street Cayman’s deferred tax assets at September 30, 2014 and 2013.
At September 30, 2014 and 2013, the Company had NOL carryforwards of $54.3 and $52.5, respectively, which, if unused, will expire in years 2026 through 2034. The Company had capital loss carryforwards totaling $259.1 and $350.4 at September 30, 2014 and 2013, respectively, which if unused, will expire in years 2015 through 2019. In addition, at September 30, 2014 and 2013, the Company had low income housing tax credit carryforwards totaling $54.3 and $54.2, respectively, which, if unused, will expire in years 2017 through 2034 and alternative minimum tax credits of $6.6 and $6.6, respectively, that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, and a subsequent ownership change on September 27, 2013, as defined under IRC Sections 382 and 383.
Uncertain Tax Positions
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not sustainable. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2014 were $1.2. If recognized in the future, $1.2 of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2014, the Company’s accrued balances of interest and penalties on uncertain tax positions were $0.6. The Company had no UTBs at September 30, 2013.
The company believes its income tax reserves for UTBs are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

Amount
Unrecognized tax benefits at September 30, 2013	$—
Gross increase — tax positions in prior period	1.2
Gross decrease — tax positions in prior period	—
Gross increase — tax positions in current period	—
Settlements	—
Lapse of statutes of limitations	—
Unrecognized tax benefits at September 30, 2014	$1.2
FS Holdco and its non-life subsidiaries’ operating results have historically been included in HGI’s U.S. Federal and state income tax returns. HGI files U.S. Federal consolidated and state and local combined and separate income tax returns. HGI’s consolidated and combined returns do not include Front Street Cayman or the FGL life insurance subsidiaries, each of which files their own consolidated Federal, and combined and separate state and local income tax returns. HGI’s U.S. Federal income tax returns for years prior to and including 2010 are no longer subject to audit by the taxing authorities. Except for certain immaterial jurisdictions, HGI’s state and local income tax returns are no longer subject to audit for years prior to 2008. HGI’s U.S. Federal NOL carryforwards from the fiscal years ended September 30, 2010 and prior, will continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.
U.S. Federal income tax returns of the FGL life insurance subsidiaries group for years prior to 2009 are no longer subject to examination by the taxing authorities. Except for certain immaterial jurisdictions, the FGL life insurance subsidiaries group is no longer subject to state and local income tax audits for years prior to 2010. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.
All U.S. Federal income tax returns of Front Street Cayman from 2012 and forward are subject to examination by the taxing authorities.

(14)    Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $11.9 at September 30, 2014. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2014, FGL has accrued $4.4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.6.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation. To date, FGL has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in FGL’s state of domicile (Maryland) and other states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, FGL incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date and management’s estimate, FGL believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states. FGL has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and potential liabilities of said audits and examinations of which $0.8 has been paid through September 30, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
On July 18, 2011, a putative class action complaint was filed in the United States District Court for the Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company ("OM Financial"), et al., Case No. 2:2011-cv-05871. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies. The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the plaintiff leave to re-file the state law claims in California state court.

On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et al., in the Superior Court of California, County of Los Angeles, at No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff seeks to certify a class defined as "all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment."

On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive. As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the court on June 5, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification. On June 19, 2014, the Court held a hearing on Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification and entered its Order Granting Motion for Preliminary Approval of Class Action Settlement (“Order”). The Superior Court set a

hearing date of October 3, 2014 for final approval of the settlement. The deadline for members of the settlement class to opt out of or file objections to the class settlement was September 2, 2014. FGL Insurance would have had the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opted out of or objected to the settlement. However, only two objections and one opt out were submitted. The deadline for class members to submit claim forms expired on October 2, 2014. Over one thousand claim forms were filed. On October 2, 2014, the Court adjourned the October 3, 2014 date for the final approval hearing for the class settlement and rescheduled the final approval hearing for November 18, 2014. On November 18, 2014, the Court granted final approval of the class settlement, subject to entry of a Final Order and Judgment.  The Court ordered the parties to submit a proposed Final Order and Judgment consistent with her ruling, by November 25, 2014.

At September 30, 2014, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.9 and established a liability for the unpaid portion of the estimate of $4.8. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL is seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL and OMGUK (the “F&G Stock Purchase Agreement”) related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. FGL has established an amount recoverable from OMGUK for the amount of $4.9, the collection of which FGL believes is probable. The actual amount recovered from OMGUK could be greater or less than FGL’s estimate, but FGL anticipates that the amount recovered will not be materially different than its current estimate.

In light of the inherent uncertainties involved in the matters described above and uncertainties in litigation generally, there can be no assurance that the matters described above, or any other pending or future litigation, will not have a material adverse effect on FGL's business, financial condition, or results of operations.
Guarantees
The F&G Stock Purchase Agreement includes a Guarantee and Pledge Agreement which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGHL and FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases are as follows:

Future Minimum Rental Commitments
Fiscal Year
2015	$2.3
2016	2.3
2017	2.2
2018	2.1
2019	1.9
Thereafter	3.0
Total minimum lease payments	$13.8
The Company’s total rent expense was $3.1, $2.3 and $2.3 during Fiscal 2014, 2013 and 2012, respectively.
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At September 30, 2014, the notional amount of unfunded, legally binding lending commitments was approximately $154.5, of which $53.5 expires in one year or less, and the remainder expires between one and five years.

(15)    Reinsurance
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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes for Fiscal 2014, 2013 and 2012 were as follows:

	Fiscal
	2014		2013		2012
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$266.8	$1,103.3	$279.2	$776.5	$298.0	$1,033.4
Assumed	35.9	33.0	32.8	23.3	47.2	34.9
Ceded	(246.1)	(283.6)	(253.2)	(268.0)	(289.9)	(290.9)
Net	$56.6	$852.7	$58.8	$531.8	$55.3	$777.4

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During Fiscal 2014, 2013 and 2012, FGL did not write off any reinsurance balances. During Fiscal 2014 and 2012, FGL did not commute any ceded reinsurance. Effective June 17, 2013, FGL rescinded the portion of the coinsurance agreement dated April 1, 2011 between Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Wilton Re U.S. Holdings, Inc. (“Wilton Re”) which covers certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4 and recognized a net gain on the rescission of $1.9.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGL had the following significant reinsurance agreements during Fiscal 2014, 2013 and 2012 as described below.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGH Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $14.3 and $12.6 as of September 30, 2014 and 2013, respectively.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”) and simultaneously ceded the business to Raven Reinsurance Company (“Raven Re”). The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGL under F&G Stock Purchase Agreement to replace the letter of credit provided by OM no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing liability is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
As of September 30, 2014, there was $251.3 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the reimbursement agreement entered into by Raven Re to collateralize its obligations with Nomura Bank International plc (“NBI”), an affiliate of Nomura

Securities International, Inc., and FGL (the “Reimbursement Agreement”). Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of September 30, 2014, Raven Re’s statutory capital and surplus was $3.5 in excess of the minimum level required under the Reimbursement Agreement.
Front Street
On December 31, 2012, FGL entered into a reinsurance agreement (the “Reinsurance Agreement”) with Front Street Cayman, also an indirect subsidiary of the Company. Pursuant to the Reinsurance Agreement, Front Street Cayman has reinsured approximately 10%, or approximately $1,400.0 of FGL’s policy liabilities, on a funds withheld basis. In connection with the Reinsurance Agreement, Front Street Cayman, FGL and an indirect subsidiary of the Company, Five Island, entered into an investment management agreement, pursuant to which Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Reinsurance Agreement, which assets are held by FGL in a segregated account. The assets in the segregated account are invested in accordance with FGL’s investment guidelines.
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
(16)    Related Party Transactions

In connection with the acquisition by HGI Energy Holdings, LLC, a subsidiary of HGI, of EXCO Resources, Inc., on February 14, 2013, the Company, through its subsidiaries loaned $100.0 to the HGI subsidiary of which $20.0 is part of the Front Street funds withheld account investments. The loan was rated "B-" by Fitch Ratings Inc., and matures on February 14, 2021 and pays interest at a rate of 9.0% annually. In accordance with Maryland insurance law, FGL Insurance’s state of domicile at the time, the terms of the loan were determined to be fair and reasonable to FGL Insurance.
On August 23, 2013, the Company distributed and assigned to HGI all of its rights in the interests, liabilities and obligations under its litigation against OMGUK related to claimed $50.0 purchase price adjustment in connection with the FGH Acquisition. This resulted in a $41.0 non-cash dividend to HGI related to the assignment of contingent purchase price reduction receivable.
In December 2013, FGL completed an initial public offering of 9.75 million shares of common stock, and the underwriters exercised their option to purchase from the Company an additional 1.46 million shares of common stock, at a price of $17.00 per share. Jefferies LLC ("Jefferies"), one of the participating underwriters, is a wholly owned subsidiary of Leucadia National Corp's ("Leucadia"), which through subsidiaries beneficially owns more than 10% of HGI’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9, a portion of which was paid to Jefferies as a participating underwriter.
FGL invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC ("Fortress"), which has acquired interests greater than 10% ownership in HGI as of September 30, 2014. At September 30, 2014, the asset carrying value of the investment in FCO III was $194.9 and the accrued investment income was $1.9. The net investment income for Fiscal 2014 on the investment in FCO III was $1.6.
As of September 30, 2014, Leucadia’s ownership interest in HGI exceeded 10%. During Fiscal 2014, FGL earned net investment income on debt securities issued by Leucadia and corporate debt issued by Jefferies of $1.1 and $1.2, respectively. FGL subsequently sold these securities recognizing gains of $1.6 and $5.8, respectively.
In May 2012, Salus closed a credit facility with Frederick’s of Hollywood Inc. (“FOH”). In May 2014, HGI, through its subsidiaries completed the acquisition of a 62.0% interest in FOH, a retailer of women's apparel and related products. At September 30, 2014, the commitment amount of the credit facility was $41.5 and the outstanding balance of $34.1 was included in “Related party loans” on the Consolidated Balance Sheets.

The Company’s consolidated related party loans included in the Consolidated Balance Sheets at September 30, 2014 and 2013 were as follows:

	September 30,
	2014				2013
Type	Asset Carrying Value	Investment Accrued Income	Total Carrying Value	Net Investment Income	Asset Carrying Value	Investment Accrued Income	Total Carrying Value	Net Investment Income
HGI Energy loan	$100.0	$2.3	$102.3	$9.0	$100.0	$2.3	$102.3	$5.6
FOH credit facility	34.1	0.4	34.5	1.5	—	—	—	—
Total	$134.1	$2.7	$136.8	$10.5	$100.0	$2.3	$102.3	$5.6
(17)    Insurance Subsidiary Financial Information
FGL’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items.
FGL’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL’s wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA) (b)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Fiscal year ended September 30, 2014 (Unaudited)	$180.3	$2.7
Year ended December 31, 2013	118.2	1.3
Year ended December 31, 2012	102.2	1.0

Statutory Capital and Surplus:
September 30, 2014 (Unaudited)	$1,134.4	$64.1
December 31, 2013	1,108.3	61.9
December 31, 2012	900.5	41.1

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.

(b)	FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was incorporated in the state of Maryland.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is not significant in relation to FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of September 30, 2014 and 2013, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements (unaudited).
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $124.4 to FGH in 2014 less any dividends paid during the immediately preceding 12 month period. FGL did not declare or pay any dividends to FGH during the 12 month period ended September 30, 2014. Therefore, FGL Insurance will be able to declare an ordinary dividend up to $124.4 with respect to its 2013 statutory results, subject to management’s discretion.

FGL Insurance’s statutory carrying value of Raven Re reflected the effect of a permitted practice Raven Re received to treat the available amount of the letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $270.0 at December 31, 2013. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $20.5 at December 31, 2013. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $108.9 (unaudited) at December 31, 2013 and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent.

As of September 30, 2014, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an decrease in statutory capital of $0.8 (unaudited) at September 30, 2014 and an increase to statutory capital and surplus of $11.5 at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date FGL acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice will have no impact on FGL’s consolidated financial statements which are prepared in accordance with US GAAP.
(18) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how FS Holdco’s management views those business activities. Accordingly, the Company currently operates its business in two reporting segments: (i) Insurance and (ii) Asset Management.

	Fiscal
	2014	2013	2012
Revenues:
Insurance	$1,349.7	$1,348.4	$1,221.8
Asset Management	34.2	28.9	8.6
Intersegment elimination	(6.5)	(4.0)	(2.0)
Consolidated revenues	$1,377.4	$1,373.3	$1,228.4

Depreciation and amortization
Insurance	$102.5	$186.3	$163.6
Asset Management	0.3	0.2	0.1
Consolidated depreciation and amortization	$102.8	$186.5	$163.7

Operating income:
Insurance	$284.8	$522.9	$159.9
Asset Management	0.7	10.4	2.5
Intersegment elimination	(7.1)	(5.2)	(2.1)
Consolidated operating income	278.4	528.1	160.3
Interest expense	(22.5)	(11.5)	(2.5)
Gain on contingent purchase price reduction	—	—	41.0
Other (expense) income, net	(4.8)	(0.2)	0.2
Consolidated income from continuing operations before income taxes	$251.1	$516.4	$199.0

	Fiscal
	2014	2013	2012
Capital expenditures:
Insurance	$9.4	$4.1	$6.2
Asset Management	0.9	0.3	0.5
Consolidated capital expenditures	$10.3	$4.4	$6.7

	September 30,
Total assets:	2014	2013
Insurance	$23,195.8	$21,183.1
Asset Management	692.5	572.2
Intersegment elimination	(363.2)	(359.2)
Consolidated total assets	$23,525.1	$21,396.1

	September 30,
Total long-lived assets:	2014	2013
Insurance	$11.4	$7.0
Asset Management	1.4	0.7
Consolidated total long-lived assets	$12.8	$7.7

(19) Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following are the significant events which occurred subsequent to September 30, 2014 but before these financial statements were issued:
Front Street Re Execution of New Reinsurance Transaction
On November 3, 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for approximately $17.9. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. The Ability Re acquisition consisted of approximately $350.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements will complement Front Street Cayman’s existing in force of asset intensive, long-duration insurance liabilities. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. Front Street Cayman expects to finalize the accounting for the acquisition as soon as practicable.

Schedule I
FS HOLDCO II LTD. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties
September 30, 2014
(In millions)

	Amortized cost (a)	Fair value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$395.3	$403.3	$403.3
States, municipalities and political subdivisions	1,149.9	1,259.8	1,259.8
Foreign governments	13.1	12.9	12.9
Public utilities	1,822.2	1,922.4	1,922.4
All other corporate bonds	12,968.2	13,492.4	13,492.4
Redeemable preferred stock	120.0	120.7	120.7
Total fixed maturities	16,468.7	17,211.5	17,211.5
Equity securities:
Common Stocks:
Banks, trust and insurance companies	98.4	85.4	85.4
Industrial, miscellaneous and all other	9.2	12.9	12.9
Nonredeemable preferred stock	547.3	578.2	578.2
Total equity securities	654.9	676.5	676.5
Derivative investments	177.7	296.3	296.3
Asset-based loans	811.6	811.6	811.6
Policy loans	10.6	10.6	10.6
Other long-term investments	152.3	152.3	152.3
Total investments	$18,275.8	$19,158.8	$19,158.8

(a)
Represents (i) original cost reduced by repayments and other-tan-temporary impairments and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by other-tan-temporary impairments for equity securities and (iii) original cost for derivative investments, and (iv) unpaid principal balance reduced by an allowance for credit losses for asset-based loans.

See accompanying Independent Auditors’ Report.

Schedule II
FS HOLDCO II LTD. (Parent Only)
CONDENSED BALANCE SHEETS
(In millions)

	September 30,
	2014	2013
ASSETS
Investments in consolidated subsidiaries	$1,522.3	$1,293.4
Deferred tax assets	1.0	—
Receivables, net	0.7	1.5
Cash and cash equivalents	2.2	2.5
Total assets	$1,526.2	$1,297.4
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued expenses	$0.1	$—
Total liabilities	0.1	—
Shareholder’s equity
Common Stock	—	—
Contributed capital	478.3	528.9
Retained earnings	764.6	657.5
Accumulated other comprehensive income	283.2	111.0
Total shareholder’s equity	1,526.1	1,297.4
Total liabilities and shareholder’s equity	$1,526.2	$1,297.4

See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended September 30,
	2014	2013	2012
Revenues	$—	$—	$—
Cost of revenues	—	—	—
	—	—	—
Operating Expenses:
General and administrative expenses	0.3	—	—
Total operating expenses	0.3	—	—
Operating loss	(0.3)	—	—
Other income:
Equity in net income of subsidiaries	173.2	354.9	344.7
Income before income taxes	172.9	354.9	344.7
Income tax expense	0.4	—	—
Net income	$172.5	$354.9	$344.7

See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$172.5	$354.9	$344.7

Adjustments to reconcile net income to net cash used in operating activities
Equity in net income of subsidiaries	(173.2)	(354.9)	(344.7)
Dividends received	65.4	96.8	40.8
Change in deferred tax assets	1.0	—	—
Change in accounts receivable and prepaid expenses	(0.7)	—	—
Change in accounts payable and accrued expenses	0.1	—	—
Net change in cash due to operating activities	65.1	96.8	40.8
Cash flows from investing activities:
Capital contributions to subsidiaries	(5.2)	(109.5)	(36.0)
Net change in cash due to investing activities	(5.2)	(109.5)	(36.0)
Cash flows from financing activities:
Cash contributions from parent	5.2	112.0	36.0
Dividend payments	(65.4)	(96.8)	(40.8)
Net change in cash due to financing activities	(60.2)	15.2	(4.8)
Net change in cash and cash equivalents	(0.3)	2.5	—
Cash and cash equivalents at beginning of year	2.5	—	—
Cash and cash equivalents at end of year	$2.2	$2.5	$—
Supplemental disclosures of cash flow information:
Distribution of non-cash net assets to Harbinger Group Inc. and subsidiaries	$—	$41.0	$—

See accompanying Independent Auditors’ Report.

Schedule III
FS HOLDCO II LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2014	2013	2012
Life Insurance (single segment):
Deferred acquisition costs	$463.8	$340.6	$169.2
Future policy benefits, losses, claims and loss expenses	3,655.5	3,556.8	3,614.8
Other policy claims and benefits payable	58.1	51.5	91.1
Premium revenue	56.6	58.8	55.3
Net investment income	824.5	715.5	716.2
Benefits, claims, losses and settlement expenses	(852.7)	(531.8)	(777.4)
Amortization of deferred acquisition costs	(41.7)	(45.3)	(15.2)
Other operating expenses	(114.7)	(111.4)	(123.9)

See accompanying Independent Auditors’ Report.

Schedule IV
FS HOLDCO II LTD. AND SUBSIDIARIES
Reinsurance
(In millions)

For the year ended September 30, 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,785.6	$(2,014.3)	$16.4	$787.7	2.1%
Premiums and other considerations:
Traditional life insurance premiums	$266.8	$(246.1)	$35.9	$56.6	63.4%
Annuity product charges	142.5	(71.4)	—	71.1	—%
Total premiums and other considerations	$409.3	$(317.5)	$35.9	$127.7	28.1%

For the year ended September 30, 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,596.7	$(1,965.4)	$17.3	$648.6	2.7%
Premiums and other considerations:
Traditional life insurance premiums	$279.2	$(253.2)	$32.8	$58.8	55.8%
Annuity product charges	135.5	(75.0)	—	60.5	—%
Total premiums and other considerations	$414.7	$(328.2)	$32.8	$119.3	27.5%

For the year ended September 30, 2012	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,436.3	$(1,929.0)	$22.8	$530.1	4.3%
Premiums and other considerations:
Traditional life insurance premiums	$298.0	$(289.9)	$47.2	$55.3	85.4%
Annuity product charges	117.9	(79.6)	—	38.3	—%
Total premiums and other considerations	$415.9	$(369.5)	$47.2	$93.6	50.4%

See accompanying Independent Auditors’ Report.

HGI ENERGY, LLC
CONSOLIDATED FINANCIAL STATMENTS
YEAR ENDED SEPTEMBER 30, 2014

Independent Auditors’ Report
The Board of Directors
HGI Energy Holdings, LLC:
We have audited the accompanying consolidated financial statements of HGI Energy Holdings, LLC and its subsidiaries, which comprise the consolidated balance sheets as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended September 30, 2014 and the period from October 18, 2012 (inception) through September 30, 2013, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of HGI Energy Holdings, LLC, and its subsidiaries as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the year ended September 30, 2014 and the period from inception through September 30, 2013 in accordance with U.S. generally accepted accounting principles.
Other Matter
Accounting principles generally accepted in the United States of America require that the supplemental information relating to oil and natural gas producing activities in Note 13 be presented to supplement the basic financial statements. Such information, although not a part of the basic financial statements, is required by the United States Financial Accounting Standards Board who considers the supplemental information to be an essential part of the financial reporting for placing the basic financial statements in an appropriate operational, economic, or historical context. We have applied certain limited procedures to the required supplementary information in accordance with auditing standards generally accepted in the United States of America, which consisted of inquiries of management about the methods of preparing the information and comparing the information for consistency with management’s responses to our inquiries, the basic financial statements, and other knowledge we obtained during our audit of the basic financial statements. We do not express an opinion or provide any assurance on the information because the limited procedures we performed do not provide us with sufficient evidence to express an opinion or provide any assurance.

/s/ KPMG LLP
Dallas, Texas
November 21, 2014

HGI ENERGY, LLC
CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,161	$18,742
Accounts receivable, net:
Oil and natural gas	20,347	16,654
Joint interest	1,177	1,677
Other	232	78
Derivative financial instruments	1,520	3,336
Other	24	355
Total current assets	37,461	40,842
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	20,173	36,455
Proved developed and undeveloped oil and natural gas properties	493,889	546,044
Accumulated depletion	(68,369)	(30,112)
Oil and natural gas properties, net	445,693	552,387
Gas gathering assets	21,083	21,079
Accumulated depreciation and amortization	(2,442)	(901)
Gas gathering assets, net	18,641	20,178
Deferred financing costs, net	2,467	3,773
Derivative financial instruments	382	442
Other assets	86	—
Total assets	$504,730	$617,622

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,482	$13,492
Revenues and royalties payable	14,373	14,947
Accrued interest payable	155	2,585
Current portion of asset retirement obligations	632	558
Derivative financial instruments	269	1,834
Total current liabilities	31,911	33,416
Long-term debt	243,210	271,180
Derivative financial instruments	48	34
Asset retirement obligations and other long-term liabilities	26,637	24,797
Related party payables	102,250	102,264
Commitments and contingencies
Temporary equity:
Redeemable common units	—	124
Member's equity	100,674	185,807
Total liabilities and member's equity	$504,730	$617,622
See accompanying notes to consolidated financial statements.

HGI ENERGY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	Period from inception to
(in thousands)	September 30, 2014	September 30, 2013
Revenues:
Oil and natural gas	$147,005	$90,180
Costs and expenses:
Oil and natural gas operating costs	43,241	27,087
Production and ad valorem taxes	13,197	9,867
Gathering and transportation	13,166	7,009
Depletion, depreciation and amortization	39,878	31,014
Impairment of oil and natural gas properties	81,024	54,261
Accretion of discount on asset retirement obligations	1,962	1,189
General and administrative	8,318	4,974
Acquisition and integration related charges	—	9,203
Other operating items	(41)	(39)
Total costs and expenses	200,745	144,565
Operating loss	(53,740)	(54,385)
Interest expense	(16,661)	(10,322)
Loss on derivative financial instruments	(6,557)	(1,262)
Other income	51	23
Total other expense	(23,167)	(11,561)
Net loss	$(76,907)	$(65,946)
See accompanying notes to consolidated financial statements.

HGI ENERGY, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(in thousands)	Total Member's Equity
Balance at October 18, 2012	$—
Contributions	250,023
Contributed capital for unreimbursed acquisition and integration related charges	9,203
Distributions	(7,473)
Net loss	(65,946)
Balance at September 30, 2013	185,807
Contributions	9,000
Stock compensation, net of reclassification of liability-classified awards and capitalized expense	(116)
Distributions	(17,110)
Net loss	(76,907)
Balance at September 30, 2014	$100,674
See accompanying notes to consolidated financial statements.

HGI ENERGY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	Period from inception to
(in thousands)	September 30, 2014	September 30, 2013
Operating Activities:
Net loss	$(76,907)	$(65,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, and amortization	39,878	31,014
Contributed capital for unreimbursed acquisition and integration related charges	—	9,203
Share-based compensation expense	343	—
Accretion of discount on asset retirement obligations	1,962	1,189
Impairment of oil and natural gas properties	81,024	54,261
Loss on derivative financial instruments	6,557	1,262
Cash payments on derivative financial instruments	(6,219)	(1,784)
Amortization of deferred financing costs	1,302	536
Effect of changes in:
Accounts receivable	(3,575)	(18,408)
Other current assets	332	(355)
Accounts payable and other current liabilities	(416)	27,743
Net change in cash due to operating activities	44,281	38,715
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(13,434)	(13,378)
Property acquisitions	—	(616,039)
Proceeds from sales of assets	235	—
Net change in cash due to investing activities	(13,199)	(629,417)
Financing Activities:
Borrowings under the Compass Credit Agreement	—	278,630
Borrowings from related parties	—	100,000
Repayments under the Compass Credit Agreement	(27,553)	(7,450)
Distributions to member	(17,110)	(7,450)
Contributions from member	9,000	250,023
Deferred financing costs	—	(4,309)
Net change in cash due to financing activities	(35,663)	609,444
Net change in cash and cash equivalents	(4,581)	18,742
Cash at beginning of period	18,742	—
Cash at end of period	$14,161	$18,742
Supplemental Cash Flow Information:
Cash interest payments	$16,045	$7,851
Supplemental non-cash investing and financing activities:
Capitalized interest	817	800
Contributed capital for unreimbursed acquisition and integration related charges	—	9,203
See accompanying notes to consolidated financial statements.

HGI ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except unit and per unit figures)

1.	Organization and basis of presentation
Unless the context requires otherwise, references in these financial statements to “HGI Energy,” the“Company,” “we,” “us,” and “our” are to HGI Energy, LLC and its proportionate ownership in Compass (as defined below).
HGI Energy, a Delaware limited liability company and subsidiary of Harbinger Group Inc. ("HGI"), formed on October 18, 2012 ("inception"). HGI Energy conducts its operations through its ownership interest in a joint venture, Compass Production GP, LLC (the "General Partner"), and Compass Production Partners, LP (the "Limited Partnership"), collectively, and together with their respective subsidiaries, "Compass", and formerly referred to as the "EXCO/HGI JV") formed on February 14, 2013 with EXCO Resources, Inc. ("EXCO") to own and operate conventional oil and natural gas properties. EXCO contributed its conventional shallow producing assets in East Texas and North Louisiana and its shallow Canyon Sand and other assets in the Permian Basin of West Texas to the Compass Partnership. In exchange for the contribution of its assets, EXCO received net proceeds of $574,768, a 24.5% interest in the Limited Partnership and a 50% interest in the General Partner. HGI Energy contributed $349,768 of cash and received a 73.5% interest in the Limited Partnership and a 50% interest in the General Partner. The remaining proceeds of $225,000 paid to EXCO were funded by a revolving credit agreement entered into by Compass ("Compass Credit Agreement"). In connection with the formation of Compass, HGI Energy received approximately $100,000 in loans from certain subsidiaries of HGI. After giving effect to the 2% General Partner interest in Compass, at September 30, 2014, EXCO and HGI Energy owned an economic interest in Compass of 25.5% and 74.4%, respectively.
Immediately following the closing, Compass entered into an agreement to purchase all of the shallow Cotton Valley assets from an affiliate of BG Group plc ("BG Group") for $130,703, after final purchase price adjustments. The transaction closed on March 5, 2013 and was funded with borrowings from the Compass Credit Agreement.
On May 21, 2013, Compass entered into the first amendment to the Limited Partnership agreement. This amendment established "Class B Units" in the limited partnership, which have the following features: (i) right to share in gains, losses, deductions, and credits on a pro rata basis; (ii) right to share in distributions on a pro rata basis; (iii) no voting rights; and (iv) are not convertible into Class A Units. The purpose of establishing these units was to make them available for issuance in exchange for services under a recently established employee incentive plan ("Incentive Unit Plan"). The Incentive Unit Plan is intended to promote the interests of Compass by providing equity ownership opportunities to employees, consultants and directors.
On October 6, 2014, the Company executed an agreement to acquire the remaining interests it did not already hold in Compass from EXCO for $118,750 in cash. The transaction closed on October 31, 2014 resulting in HGI owning an economic interest of 99.8% in Compass which includes 100% of the ownership interests in the General Partner. See Note 14. Subsequent Events.
The accompanying Consolidated Balance Sheets as of September 30, 2014 and 2013, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Member’s Equity for the year ended September 30, 2014 and from inception to the period ended September 30, 2013 are for HGI Energy and its subsidiaries. The consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current year presentation.

2.	Significant accounting policies
Principles of consolidation
The Company consolidates all of its subsidiaries in the accompanying Consolidated Balance Sheets as of September 30, 2014 and 2013, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Changes in Member's Equity for the year ended September 30, 2014 and for the period from inception to September 30, 2013. All intercompany transactions and accounts have been eliminated.
The Company has elected to account for its investments in extractive industries that it does not control, but over which it can exert significant influence (specifically, Compass), by using the proportionate consolidation method allowed for equity-method investments in extractive industries, under Financial Accounting Standards Board (“FASB”) ASC Topic 932, Extractive Activities. Under this method, the Company consolidates its proportionate share of the assets and liabilities of the equity method investment, using a gross presentation.

Management estimates
In preparing the consolidated financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. The more significant estimates pertain to proved oil and natural gas reserve volumes, future development costs, dismantlement and abandonment costs, share-based compensation expenses, estimates relating to oil and natural gas revenues and expenses, accrued liabilities, the fair market value of assets and liabilities acquired in business combinations, and derivatives. Actual results may differ from management's estimates.
Cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Concentration of credit risk and accounts receivable
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. The Company places its cash with financial institutions which it believes have sufficient credit quality to minimize risk of loss. The Company sells natural gas, oil and natural gas liquids ("NGLs") to various customers. In addition, the Company participates with other parties in the drilling, completion and operation of natural gas and oil wells. The majority of the Company's accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which it serves as the operator. The Company has the right to offset future revenues against unpaid charges related to wells which the Company operates. Oil and natural gas receivables are generally uncollateralized. The allowance for doubtful accounts was not significant as of September 30, 2014 and 2013. The Company places its derivative financial instruments with financial institutions and other firms that it believes have high credit ratings. To mitigate the risk of loss due to default, the Company has entered into master netting agreements with its counterparties on its derivative financial instruments that allow the Company to offset its asset position with its liability position in the event of a default by the counterparty.
Derivative financial instruments
The Company utilizes oil and natural gas derivative financial instruments to mitigate the impacts of commodity price fluctuations and to achieve a more predictable cash flow. FASB Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging ("ASC 815") requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheets as either an asset or liability measured at its estimated fair value. ASC 815 requires that changes in the derivative's estimated fair value be recognized in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as permitted by ASC 815 exist. The Company does not designate its derivative financial instruments as hedging instruments and, as a result, recognizes the change in a derivative's estimated fair value in earnings as a component of other income or expense.
Oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that Compass choose between two GAAP alternatives; the full cost method or the successful efforts method. Compass elected to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once Compass incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Compass’s unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $20,173 and $36,455 as of September 30, 2014 and 2013, respectively, and are not subject to depletion. Compass expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass evaluated these properties based on recent drilling results and impaired approximately $6,100 and $10,300 of undeveloped properties which were transferred to the depletable portion of the full cost pool during the year ended September 30, 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties.
Capitalization of Interest
Compass capitalizes interest on costs related to the acquisition of undeveloped acreage in accordance with FASB ASC Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, we cease capitalizing interest related to those properties. Compass capitalizes the portion of general and administrative costs that is attributable to our exploration, exploitation and development activities.

We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs less estimated salvage value are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the quarter, and the appropriate expense is recorded
Depletion
Compass calculates depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs less estimated salvage value are divided by the total estimated quantities of proved reserves. This rate is applied to Compass’ total production for the quarter, and the appropriate expense is recorded.
Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and proved reserves.
Ceiling Test and impairment of proved oil and natural gas properties
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass was required to compute a limitation on costs capitalized pursuant to their use of the full cost method of accounting for their oil and natural gas properties (the "ceiling test"), using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2014 and 2013. The ceiling test compares the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of Compass' oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass' proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the year ended September 30, 2014, the trailing 12 month reference prices were $4.24 per Mmbtu for natural gas at Henry Hub, and $99.08 per Bbl of oil for West Texas Intermediate at Cushing, Oklahoma. The price used for natural gas liquids was $43.58 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations. The ceiling test limitation exceeded the net book value of the full cost pool as of September 30, 2014.
Compass previously requested and received an exemption from the SEC to exclude the acquisition of Compass’ unamortized oil and natural gas properties from the ceiling test for a period of one year following the acquisition date. Such exemption expired during the interim period ended March 31, 2014 and the Company’s portion of Compass recognized impairments of $81,024 to its proved oil and natural gas properties. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation.
The pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date. Compass’ expectation of future prices is principally based on NYMEX futures contracts adjusted for basis differentials. Compass believes the NYMEX futures contracts reflect an independent proxy for fair value. The ceiling test requires companies to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, Compass requested, and received an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.
During the ceiling test exemption period, Compass assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. Compass evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, and the Company’s portion of Compass recognized an impairment of $54,261 to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily the result of downward revisions in the oil and natural gas reserves due to previous drilling results, modifications to our development plans, and a decline in natural gas prices. The fair value measurements utilized as part of the impairment calculation included significant unobservable inputs that are considered to be Level 3 within the fair value hierarchy. These unobservable inputs include Compass’ estimates of reserve quantities, commodity prices, operating costs, development costs, discount factors and other risk factors applied to the future cash flows.
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
Gas gathering assets
Gas gathering assets are capitalized at cost and depreciated on a straight line basis over their estimated useful life of 14 years.
Deferred abandonment and asset retirement obligations
The Company applies FASB ASC 410-20, Asset Retirement and Environmental Obligations ("ASC 410-20") to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company's asset retirement obligations primarily represent the present value of the estimated amount the Company will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state laws.
The Company's asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.
Business combinations
Upon acquisition of assets that qualify as a business, the Company uses FASB ASC 805-10, Business Combinations, ("ASC 805-10") to record the acquisitions of oil and natural gas properties or entities. ASC 805-10 requires that acquired assets, identifiable intangible assets and liabilities be recorded at their fair value, with any excess purchase price being recognized as goodwill. Application of ASC 805-10 requires significant estimates to be made by management using information available at the time of acquisition. Since these estimates require the use of significant judgment, actual results could vary as the estimates are subject to changes as new information becomes available.
Revenue recognition and gas imbalances
The Company uses the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at September 30, 2014 and 2013 were not significant.
Gathering and transportation
The Company generally sells oil and natural gas under two types of agreements which are common in its industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which the Company sells oil or natural gas at the wellhead and collects a price, net of the transportation incurred by the purchaser. In this case, the Company records sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, the Company sells oil or natural gas at a specific delivery point, pays transportation to a third party and receives proceeds from the purchaser with no transportation deduction. In this case, the Company records the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, the Company's computed realized prices include revenues which are reported under two separate bases.
Overhead reimbursement fees
The Company classifies fees from overhead charges billed to working interest owners, including itself, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company's share of these charges was $7,500 for the year ended September 30, 2014 and $4,300 for the period from inception to September 30, 2013 and were classified as oil and natural gas operating costs.

Environmental costs
Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.
Income taxes
HGI Energy is a limited liability company wholly owned by HGI. For income tax purposes, HGI Energy is a disregarded entity. Accordingly, the results of its operations are taxed as if it were part of HGI. As a result, income tax expense (benefit) is not recorded in the HGI Energy’s consolidated financial statements. If HGI Energy were a separate taxable entity, its income tax expense would be computed in accordance with ASC Topic 740, "Income Taxes," and, on a pro forma basis, would have been $0 for the year ended September 30, 2014 and the period from inception to September 30, 2013.
In accordance with ASC Topic 740, as at September 30, 2014 and 2013, management would have also established valuation allowances totaling $51,517 and $25,000, respectively against its net deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on historical information supplemented by currently available information about future years, including projections of future income by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of such projections. On a pro forma basis, management concluded that, due to HGI Energy’s significant current year losses and the fact that it is not projecting significant earnings in the future, a full valuation allowance should be recorded against its net deferred tax assets.
Fair Value Measurements
The Company values its derivatives and other financial instruments according to FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company categorizes the inputs used in measuring fair value into a three-tier fair value hierarchy. These tiers include:
Level 1 – Observable inputs, such as quoted market prices in active markets, for substantially identical assets and liabilities.
Level 2 – Observable inputs other than quoted prices within Level 1 for similar assets and liabilities. These include quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. If the asset or liability has a specified or contractual term, the input must be observable for substantially the full term of the asset or liability.
Level 3 – Unobservable inputs that are supported by little or no market activity, generally requiring development of fair value assumptions by management.
Fair value of derivative financial instruments
The fair value of the Company's derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers for such assets or liabilities.
The Company evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but reports them on a gross basis on the Consolidated Balance Sheet. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of the Company's credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of the Company's counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate, or LIBOR, curve as of the end of the reporting period. The Company's credit-adjusted risk-free rate is based on Compass' cost of debt plus the LIBOR curve as of the end of the reporting period.
The Company's oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate (WTI) oil prices. The asset and liability values attributable to the Company's oil derivatives as of the end of the reporting periods are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above.
The Company's natural gas derivatives are swap contracts for notional Mmbtus of gas at posted price indexes, including NYMEX Henry Hub (HH) swap contracts. The asset and liability values attributable to the Company's natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above. See further details on the fair value of our derivative financial instruments in Note 5. Derivative financial instruments.

Fair value of other financial instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.
The carrying value of the Compass Credit Agreement approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available for those periods.

Recent accounting pronouncements
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
Going Concern
In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. This guidance is not expected to have an impact on the financial statements of the Company. If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosure as required by ASU 2014-15.

3.	Asset retirement obligations
The following is a reconciliation of our asset retirement obligations at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Asset retirement obligations at beginning of period	$25,355	$—
Activity during the period:
Liabilities incurred during the period	79	134
Liabilities settled during the period	(127)	(38)
Adjustment to liability due to acquisitions	—	24,070
Accretion of discount	1,962	1,189
Asset retirement obligations at end of period	27,269	25,355
Less current portion	632	558
Long-term portion	$26,637	$24,797

4.	Acquisitions
As described in Note 1. Organization and basis of presentation, on February 14, 2013, EXCO and HGI formed Compass to own and operate conventional oil and natural gas properties. EXCO contributed its conventional shallow producing assets in East Texas and North Louisiana and its shallow Canyon Sand and other assets in the Permian Basin of West Texas to Compass. In exchange for the contribution of oil and natural gas properties, EXCO received $694,487 in total consideration including $574,768 in cash and a 25.5% economic interest in the Partnership valued at $119,719. In addition to the oil and natural gas assets contributed, EXCO novated certain derivative financial instruments which consisted of oil and natural gas swap agreements. The Partnership also assumed the revenues and royalties payable related to the oil and natural gas properties as of the acquisition date.
On March 5, 2013, Compass acquired all of the shallow Cotton Valley assets from an affiliate of BG Group for $130,703, after final purchase price adjustments. This acquisition included oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana. The assets acquired by Compass represented an incremental working interest in certain properties previously owned by Compass. The acquisition was funded with borrowings from the Compass Credit Agreement.
The Company accounted for the acquisitions in accordance with ASC 805-10. The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the acquisitions as of February 14, 2013 and March 5, 2013:

	EXCO's Contributed Assets		BG Cotton Valley Assets
	February 14, 2013		March 5, 2013
Purchase Price Allocation:	Compass Production Partners	HGI Energy's Proportionate Interest	Compass Production Partners	HGI Energy's Proportionate Interest
Assets acquired:
Derivative financial instruments	$3,856	$2,873	$—	$—
Unproved oil and natural gas properties	65,098	48,498	7,185	5,353
Proved developed and undeveloped oil and natural gas properties	631,802	470,692	130,951	97,558
Gas gathering assets	28,903	21,533	—	—
Liabilities assumed:
Revenues and royalties payable	(8,423)	(6,275)	—	—
Derivative financial instruments	(1,993)	(1,485)	—	—
Asset retirement obligations	(24,756)	(18,443)	(7,433)	(5,538)
Total purchase price	$694,487	$517,393	$130,703	$97,373
The Company performed a valuation of the assets acquired and liabilities assumed at February 14, 2013 and March 5, 2013. A summary of the key inputs are as follows:
Oil and Natural Gas Properties - The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on the Partnership's internal geological, engineering data and financial data. The Company utilized NYMEX forward strip prices to value the reserves for a period of five years and then held prices flat thereafter. The Company then applied various discount rates depending on the classification of reserves and other risk characteristics.
Asset Retirement Obligations - The asset retirement obligations represent the present value of the estimated amount to be incurred to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate, and timing associated with the incurrence of these costs.
Gas Gathering Assets - The fair value of gas gathering assets was determined based on a market approach using other recent transactions involving gathering and processing assets. The EBITDA multiple based on these market transactions was applied to the projected EBITDA of the gas gathering assets in order to calculate the fair value.
Derivative Financial Instruments - Net derivative asset values were determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. See further discussion in Note 2, Significant accounting policies.
Revenues and royalties payable - The fair value of revenues and royalties payable was equivalent to the carrying amount because of their short-term nature.

5.	Derivative financial instruments
The Company's primary objective in entering into derivative financial instruments is to manage the exposure to commodity price fluctuations, protect the Company's returns on investments and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits the Company would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of the derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if the Company terminates a contract prior to its expiration. The Company does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, recognizes the change in the respective instruments' fair value in earnings.
Settlements in the normal course of maturities of the Company's derivative financial instrument contracts results in cash receipts from, or cash disbursements to, the Company's derivative contract counterparties. Changes in the fair value of the derivative financial instrument contracts, which includes both cash and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the Consolidated Balance Sheets fair value amounts.
The Company's natural gas and oil derivative instruments are comprised of swap contracts. Swap contracts allow the Company to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. The Company places the derivative financial instruments with the financial institutions that are lenders under the Compass Credit Agreement that the Company believes have high quality credit ratings. To mitigate the risk of loss due to default, the Company has entered into master netting agreements with the counterparties on its derivative financial instruments that allow the Company to offset our asset position with the liability position in the event of a default by the counterparty.
The tables below outline the classification of the Company's derivative financial instruments on the Consolidated Balance Sheets:

Fair Value of Derivative Financial Instruments	September 30, 2014	September 30, 2013
Derivative financial instruments - Current assets	$1,520	$3,336
Derivative financial instruments - Long-term assets	382	442
Derivative financial instruments - Current liabilities	(269)	(1,834)
Derivative financial instruments - Long-term liabilities	(48)	(34)
Net derivative financial instruments	$1,585	$1,910

The Company recorded loss on derivative financial instruments of $6,557 for the year ended September 30, 2014 and $1,262 for the period from inception to September 30, 2013.

The following table presents the volumes and fair value of Compass’ oil and natural gas derivative financial instruments as of September 30, 2014 (presented on a calendar-year basis):

	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	September 30, 2014
Natural gas:
Swaps:
Remainder of 2014	4,106	$4.15	$192
2015	2,715	3.98	(53)
Total natural gas	6,821		$139
Oil:
Swaps:
Remainder of 2014	68	$91.87	$114
2015	186	94.98	1,332
Total oil	254		$1,446

Total oil and natural gas derivatives			$1,585
At September 30, 2013, Compass had outstanding derivative contracts to mitigate price volatility covering 16,018 Billion British Thermal Units (“Mmmbtus”) of natural gas and 375 Thousand Barrels (“Mbbls”) of oil. At September 30, 2014, the average forward NYMEX oil prices per barrel (“Bbl”) for the remainder of 2014 and 2015 were $90.72 and $88.08, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2014 and 2015, were $4.16 and $4.00, respectively.
Compass’ derivative financial instruments covered approximately 72.0% and 74.0% of production volumes for the year ended September 30, 2014 and the period from inception to September 30, 2013, respectively.

6.	Fair value measurements
The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2014 and 2013.

	September 30, 2014				September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$1,585	$—	$1,585	$—	$1,910	$—	$1,910

7.	Long-term debt
The Company’s consolidated debt is summarized as follows:

	September 30, 2014	September 30, 2013
Compass Credit Agreement	$243,210	$271,180
Related party notes	100,000	100,000

Compass Credit Agreement
In connection with its formation, Compass entered into the Compass Credit Agreement with an initial borrowing base of $400,000, of which $230,000 was drawn at closing. Borrowings under the Compass Credit Agreement are secured by properties owned by Compass. HGI Energy is not a guarantor of the Compass Credit Agreement.
As of September 30, 2014 and 2013, $327,000 and $364,000, respectively was drawn under this agreement and the Company's proportionate share of the obligation was $243,210 and $271,180, respectively. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On September 30, 2014 and 2013, the one month LIBOR was 0.2% and 0.2%, respectively, which resulted in an interest rate of approximately 2.7% and 2.7%, respectively. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The Partnership entered into the First Amendment to the Compass Credit Agreement on March 5, 2013 which increased the borrowing base to

$470,000 as a result of the acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. On December 3, 2013, the borrowing base was reduced to $400,000 in conjunction with the semi-annual redetermination. On October 31, 2014, the borrowing base of $400,000 was reaffirmed as a result of the semi-annual redetermination. If the outstanding principal amount and outstanding letters of credit exceed the redetermined borrowing base, the Company will be required to pay the excess either within 30 days or in six substantially equal monthly installments. The Compass Credit Agreement matures on February 14, 2018.
Borrowings under the Compass Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the engineered value, as defined in the Compass Credit Agreement, of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. Compass is permitted to have derivative financial instruments covering no more than 100% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
The Compass Credit Agreement sets forth the terms and conditions under which the Company is permitted to pay a cash distribution to the holders of its equity interests and provides that it may declare and pay a cash distribution to the extent of available cash, as defined in the Compass Credit Agreement, so long as, in each case, on the date of and after giving effect to such distributions, (i) no default exists, (ii) borrowing base usage, as defined in the Compass Credit Agreement, is not greater than 90%, and (iii) Compass is in compliance with the financial covenants.

•
As of September 30, 2014, Compass was in compliance with the financial covenants contained in the Compass Credit Agreement: maintain a consolidated current ratio (as defined in the agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•	not permit the ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.
The Company believes that its capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the Compass Credit Agreement will be adequate to execute its corporate strategies and to meet debt service obligations. However, there are certain risks and uncertainties that could negatively impact the results of operations and financial condition. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact the Company's liquidity and the Company may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, the Company is carefully monitoring its capital budget and may implement further initiatives to provide additional liquidity. These initiatives may include suspending distributions to partners in order to focus on reducing outstanding borrowings.
EBITDAX was computed based on the trailing twelve month period. As a result, Compass' ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
Related party Notes
In February 2013, in connection with the Company’s acquisition of an interest in Compass, the Company entered into note purchase agreements with two of its affiliates, Fidelity and Guaranty Life Holdings, Inc. and Front Street Re (Cayman) Ltd. for $100,000 notional aggregate principal amount due February 14, 2021 (the “Affiliated Notes”). The Affiliated Notes earn interest at 9% per year, payable semi-annually in arrears on January 1 and July 1. The Affiliated Notes are subordinated in seniority to the Compass Credit Agreement. As of September 30, 2014 and 2013, the Company has recorded accrued interest payable under the Related party Notes of $2,250. The proceeds from the notes were used to fund a portion of the HGI's investment in Compass.

8.	Distributions
Within 45 days following the end of each quarter, Compass reviews available cash, as defined in the partnership agreement, to determine whether to make a distribution to the partners. These distributions may be restricted by the terms of the Compass Credit Agreement. The General Partner is entitled to a distribution in relation to its percentage interest with respect to all distributions made to common unit-holders. The General Partner holds certain incentive distribution rights that entitles them to an increasing percentage of cash distributions as per unit distributions increase. Cash distributions are shared pro rata amongst unit holders until distributions exceed $1.00 per unit for a fiscal year period, then general partners holding incentive distribution rights are allocated a higher percentage of distributions on a per unit basis exceeding this amount.
Compass' total distributions to partners for the year ended September 30, 2014 and for the period from inception to September 30, 2013 were $23,000, or $0.46 per unit, and $15,000, or $0.30 per unit, respectively, of which the Company's proportionate share was $17,110 and $11,175, respectively. HGI Energy distributed to HGI $17,110 for the year ended September 30, 2014 and $7,473 for the period from inception to September 30, 2013. Future debt service obligations might restrict the use of available cash to pay distributions to partners.

9.	Income taxes
Compass is generally not subject to income taxes because its income is taxed directly to its partners. However, Compass is subject to the gross margin tax enacted by the state of Texas. The expense related to the Texas margin tax was not considered to be significant for the year ended September 30, 2014 or for the period from inception to September 30, 2013.
As of September 30, 2014 and 2013, there have been no uncertain tax positions taken by HGI Energy or Compass that would fail to meet the more-likely-than-not recognition and measurement criteria as defined under ASC Topic 740.

10.	Related party, services agreements and Compass member transactions
The Company recorded approximately $9,203 as contributed capital for acquisition and integration related charges incurred by HGI for the year ended September 30, 2013 related to the acquisition of its interest in Compass.
In connection with its formation, Compass entered into an agreement with EXCO to perform certain operational, managerial, and administrative services where Compass reimburses EXCO for costs incurred in connection with the performance of services based on an agreed upon service fee. Compass reviews the scope of services and administrative service fees on an annual basis.
Compass sells natural gas in the East Texas/North Louisiana region to EXCO Operating Company, LP, a subsidiary of EXCO. The sales price is based on the the average spot prices from publicly available indices in the region.
TGGT Holdings, LLC ("TGGT") provides the Company with gathering, treating and well connect services in the ordinary course of business. EXCO held a 50% ownership in TGGT as of of September 30, 2013. On November 15, 2013, EXCO completed the sale of their equity interest in TGGT to Azure Midstream LLC ("Azure"). As part of the consideration for the sale, EXCO received an equity interest in Azure of approximately 4%.
For the year ended September 30, 2014 and the period from inception to the period ended September 30, 2013, these transactions included the following:

	Year ended September 30, 2014				Period from inception to September 30, 2013
	TGGT	EXCO	EXCO Operating Company, LP	HGI Affiliates	TGGT	EXCO	EXCO Operating Company, LP	HGI Affiliates
Amounts paid:
Gathering, treating and well connection fees (1)	$1,360	$—	$—	$—	$2,260	$—	$—	$—
General and administrative services (2)	—	13,000	—	—	—	8,123	—	—
Interest paid on Affiliated Notes	—	—	—	9,000	—	—	—	3,375
Total	$1,360	$13,000	$—	$9,000	$2,260	$8,123	$—	$3,375
Amounts received:
Natural gas purchases (3)	$—	$—	$129,117	$—	$—	$—	$77,175	$—

(1)	Represents the gross billings from TGGT.

(2)	Represents total service agreement fees paid to EXCO.

(3)	Represents gross purchases from Compass.
As of September 30, 2014 and 2013, the amounts related to these transactions were as follows:

	September 30, 2014			September 30, 2013
	EXCO	EXCO Operating Company, LP	HGI Affiliates	TGGT	EXCO	EXCO Operating Company, LP	HGI Affiliates
Amounts due to HGI Energy	$—	$9,520	$—	$—	$—	$11,123	$—
Amounts due from HGI Energy	1,370	352	102,250	712	1,145	1,182	102,251
As of September 30, 2014 and 2013, the Company recorded accrued interest payable under the Affiliated Notes of $2,250. See Note 7. Long-term debt for details on the Affiliated Notes.

11.	Share-based compensation
On May 21, 2013, Compass entered into the first amendment to the limited partnership agreement. This amendment established "Class B Units" in the limited partnership, which have the following features: (i) right to share in gains, losses, deductions, and credits on a pro rata basis; (ii) right to share in distributions on a pro rata basis; (iii) no voting rights; and (iv) are not convertible into Class A Units. The purpose of establishing these units was to make them available for issuance in exchange for services under a recently established employee incentive plan ("Incentive Unit Plan"). The Incentive Unit Plan is intended to promote the interests of the Partnership by providing equity ownership opportunities to employees, consultants and directors.
The Incentive Unit Plan allows for the issuance of awards that cover up to 1,000,000 Class B Units. The plan is intended to grant phantom units that correspond to Class B Units prior to the vesting date, in tandem with dividend equivalent rights ("DER") to participate in distributions of Compass. The phantom units vest over a range of two to three years. Upon vesting, the phantom units will be settled by either cash or the issuance of a Class B Unit to the participant. The accumulated distributions related to the DER will be paid to the participant upon the vesting of the related phantom unit. Upon termination of a participant, any unvested phantom units or DER's (including accrued distributions) will be forfeited.
The agreement includes a call-right on behalf of Compass and a put-right on behalf of the participant. The call-right becomes exercisable upon the termination of a participant, and gives Compass the option to repurchase any Class B Units held by the participant. The put-right becomes exercisable during the first designated window period after the participant has held the Class B Unit for a period of six months, and gives the participant the option to cause Compass to repurchase the participant's Class B Units. The repurchase price under the call-right and put-rights will be the fair market value as of the date of exercise as determined by Compass.
During the year ended September 30, 2014, a portion of the vested shares were settled in cash resulting in a liability classification in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The vested shares that were not settled in cash included 83,333 Class B Units in the limited partnership issued to its chief executive officer under the Incentive Unit Plan.
As of September 30, 2014, there were 646,989 awards available for issuance under the Incentive Unit Plan. The fair value of the awards was based on the market value of the limited partner units determined by Compass’ board of directors. The fair value of the awards is remeasured at each reporting period and the change in fair value is reported as compensation cost. The percentage of the fair value that is accrued as compensation cost at the end of each period is equal to the percentage of the requisite service period that has been rendered as of that date. As of September 30, 2014, the Company accrued approximately $586 within Accounts payable and accrued liabilities related to unvested awards. A summary of the activity related to the Incentive Unit Plan was as follows:

	Units	Weighted average grant date fair value per unit
Non-vested awards at September 30, 2013	101,800	$10.00
Granted	323,179	7.90
Vested (1)	(137,245)	7.88
Terminated	(18,056)	8.44
Non-vested awards at September 30, 2014	269,678	$8.67

(1)	83,333 vested units were settled by issuance of Class B Units. All remaining vested units were settled in cash.
ASC 718 requires share-based compensation be recorded with cost classifications consistent with cash compensation. Compass uses the full cost method to account for its oil and natural gas properties. As a result, part of the share-based payments are capitalized. During the year ended September 30, 2014 total share-based compensation was $692, of which $233 was capitalized as part of the Company’s oil and natural gas properties. During the period from inception to September 30, 2013, an immaterial amount was capitalized as part of Compass’ oil and natural gas properties. The Company’s proportionate share of Compass’ total share-based compensation on unvested awards was $1,267 as of September 30, 2014, and will be recognized over an average period of 1.3 years.

12.	Commitments and contingencies
The following table presents our proportionate share of contractual obligations and commercial commitments (presented on a calendar-year basis) as of September 30, 2014:

	Compass Credit Agreement (1)	Loan due to affiliates	Interest Payments (2)	Other Fixed Commitments	Total
Remainder of 2014	$—	$—	$1,634	$77	$1,711
2015	—	—	15,536	229	15,765
2016	—	—	15,536	70	15,606
2017	—	—	15,536	3	15,539
2018	243,210	—	9,817	—	253,027
2019	—	—	9,000	—	9,000
Thereafter	—	100,000	14,625	—	114,625
Total	$243,210	$100,000	$81,684	$379	$425,273

(1)
The Compass Credit Agreement, as amended, matures on February 14, 2018. The interest is payable at LIBOR plus 175 bps to LIBOR plus 275 bps, or from ABR plus 75 bps to ABR plus 175 bps, depending on borrowing base usage.

(2)
Interest payments under the Compass Credit Agreement were estimated using the average interest rate of 2.7% as of September 30, 2014. Our proportionate share of outstanding borrowings of $243,210 as of September 30, 2014 were used in calculating the estimated interest payments within this table. The interest payments of the $100,000 Affiliated Notes are calculated by using fixed interest at 9% per year, payable semi-annually in arrears on January 1 and July 1.

Environmental Regulation
Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and the costs of its oil and natural gas exploitation, development and production operations. The Company does not anticipate that it will be required in the foreseeable future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations. Because these laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors over which it does not exercise control that may give rise to environmental liabilities affecting it.

13.	Supplemental information relating to oil and natural gas producing activities (unaudited)

The following supplemental information relating to the Company’s interest in Compass’ oil and natural gas producing activities for the year ended September 30, 2014 and for the period from inception to September 30, 2013, is presented in accordance with ASC 932, Extractive Activities, Oil and Gas.
Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

	Year ended September 30, 2014	From inception to September 30, 2013
Proved property acquisition costs	$—	$569,547
Unproved property acquisition costs	—	53,851
Total property acquisition costs	—	623,398
Development	11,423	11,846
Lease acquisitions and other	156	—
Capitalized asset retirement costs	79	134
Depletion per Boe	$8.68	$10.00
Depletion per Mcfe	$1.45	$1.67
Compass retains an independent engineering firm to provide annual year-end estimates of its future net recoverable oil and natural gas reserves. The estimated proved net recoverable reserves below include only those quantities that it expects to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves that the Company may recover through existing wells. Proved Undeveloped Reserves include those reserves that the Company may recover from new wells on undrilled acreage or from existing wells on which it must make a relatively major expenditure for recompletion or secondary recovery operations. All of the Company’s reserves are located onshore in the continental United States of America.

Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of the Company’s oil and natural gas properties. Estimates of fair value should also consider unproved reserves, anticipated future oil and natural gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is subjective and imprecise.

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Natural Gas Equivalent (Mmcfe)
Inception
Purchase of reserves in place (1)	3,940	331,592	7,353	399,350
Discoveries and extensions (2)	188	4,416	753	10,062
Revisions of previous estimates:
Changes in price	(125)	13,116	(135)	11,556
Other factors (3)	(296)	(12,136)	(1,941)	(25,558)
Production	(283)	(14,570)	(300)	(18,068)
September 30, 2013	3,424	322,418	5,730	377,342
Discoveries and extensions (2)	112	839	173	2,549
Revisions of previous estimates:
Changes in price	233	20,815	496	25,189
Other factors (4)	335	(13,750)	342	(9,688)
Production	(414)	(20,882)	(521)	(26,492)
September 30, 2014	3,690	309,440	6,220	368,900

(1)
Purchases of reserves in place include the initial contribution of conventional assets from EXCO as of February 14, 2013, and the acquisition of shallow Cotton Valley assets from an affiliate of BG Group as of March 5, 2013.

(2)	New discoveries and extensions were a result of Compass’ development in the Permian basin.

(3)
Revisions of previous estimates due to other factors were primarily due to downward adjustments in the Permian basin of 18.1 Bcfe as a result of recent performance and modifications to Compass’ development plans which extended the development beyond a five-year horizon. In addition, revisions of previous estimates due to other factors in the East Texas/North Louisiana region were 7.5 Bcfe primarily due to recent performance.

(4) Revisions of previous estimates due to other factors were primarily due to downward adjustments in the East Texas/North Louisiana region of 11.5 Bcfe primarily due to recent performance.

Estimated Quantities of Proved Developed and Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Mmcfe
Proved developed:
September 30, 2014	3,356	304,628	5,145	355,634
September 30, 2013	3,107	317,748	4,799	365,185
Proved undeveloped:
September 30, 2014	334	4,812	1,075	13,266
September 30, 2013	317	4,670	931	12,157

Standardized measure of discounted future net cash flows
Below is a summary of the Standardized Measure related to the Company's proved oil, natural gas, and NGL reserves. The summary was based on a valuation of Proved Reserves using discounted cash flows based on prices as prescribed by the SEC, costs and economic conditions and a 10% discount rate. The additions to Proved Reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of the Company’s oil and natural gas properties, nor should the information be considered to be indicative of any trends.

	September 30, 2014	September 30, 2013
Future cash inflows	$1,895,189	$1,638,524
Future production costs	914,902	923,676
Future development costs	164,387	156,039
Future net cash flows	815,900	558,809
Discount of future net cash flows at 10% per annum	404,700	235,669
Standardized measure of discounted future net cash flows	$411,200	$323,140
The reference prices at September 30, 2014 and 2013 used in the above table, were $99.08 and $95.04 per Bbl of oil, respectively, $4.24 and $3.60 per Mmbtu of natural gas, respectively, and $43.58 and $38.64 per Bbl for NGLs, respectively. In each case, the prices were adjusted for historical differentials. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period for natural gas at Henry Hub, West Texas Intermediate crude oil at Cushing, Oklahoma, and the realized prices for NGLs.
The following are the principal sources of change in the Standardized Measure:

	Year ended September 30, 2014	Period from inception to September 30, 2013
Sales and transfers of oil and natural gas produced	$(77,355)	$(46,216)
Net changes in prices and production costs	141,779	39,242
Extensions and discoveries, net of future development and production costs	3,480	8,067
Development costs during the period	10,033	7,418
Changes in estimated future development costs	(11,996)	20,251
Revisions of previous quantity estimates	24,167	(50,200)
Purchase of reserves in place	—	300,546
Accretion of discount	32,261	16,108
Changes in timing and other	(34,309)	27,924
Net change	$88,060	$323,140

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

	Total	Year ended September 30, 2014	Period from inception to September 30, 2013
Property acquisition costs	$18,910	$—	$18,910
Capitalized interest	1,263	714	549
Total	$20,173	$714	$19,459

Pro forma impact of income taxes on the Standardized Measure
The Company is a disregarded entity for income tax purposes. As a result, the effect of future income taxes was not incorporated into the Standardized Measure presented within the supplemental information relating to oil and natural gas producing activities. The following pro forma information is for the Standardized Measure if the Company is a separate taxable entity:

	September 30, 2014	September 30, 2013
Standardized measure of discounted future net cash flows (excluding income taxes)	$411,200	$323,140
Future income taxes	(136,173)	(39,286)
Discount of future income taxes at 10% per annum	70,781	18,432
Standardized measure of discounted future net cash flows (including income taxes)	$345,808	$302,286

14.	Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following significant event occurred subsequent to September 30, 2014 but before these financial statements were issued:
Acquisition of Remaining Interest in Compass Production
On October 6, 2014, the Company executed an agreement to acquire the remaining approximately 25% interests it did not already hold in Compass from EXCO for $118,750 in cash. The economic effective date of the transaction is August 1, 2014. The transaction closed on October 31, 2014 resulting in HGI owning an economic interest of 99.8% in Compass which includes 100% of the ownership interests in the General Partner. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. The Company expects to finalize the accounting for the acquisition as soon as practicable.

HGI FUNDING, LLC FINANCIAL STATEMENTS

Independent Auditors’ Report
The Board of Directors
HGI Funding, LLC:
We have audited the accompanying financial statements of HGI Funding, LLC, which comprise the balance sheets as of September 30, 2014 and 2013, and the related statements of comprehensive income, member’s equity, and cash flows for each of the years in the three-year period ended September 30, 2014, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of HGI Funding, LLC as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 21, 2014

HGI FUNDING, LLC
BALANCE SHEETS
(In thousands)

	September 30,
	2014	2013
ASSETS
Investments, at fair value:
Non-affiliates	$93,684	$42,342
Affiliate	288,454	206,493
	382,138	248,835
Cash	1,874	831
Dividends and interest receivable	14	—
Due from affiliate	10,487	—
Restricted cash	1,275	1,530
Total assets	$395,788	$251,196
LIABILITIES AND MEMBER’S EQUITY
Other liabilities	—	300
Total liabilities	—	300
Commitments and contingencies (Note 7)
Member’s equity:
Contributed capital	297,229	229,101
Retained earnings	98,559	21,795
Total member’s equity	395,788	250,896
Total liabilities and member’s equity	$395,788	$251,196
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended September 30,
	2014	2013	2012
Investment income:
Dividend and interest income:
Non-affiliates	$2,411	$668	$5,041
Affiliate	3,622	2,001	1,779
Total investment income	6,033	2,669	6,820
Investment expenses:
Investment fees	90	54	118
Interest expense	—	—	96
Total investment expenses	90	54	214
Net investment income	5,943	2,615	6,606
Realized and unrealized gains and losses on investments:
Net realized gains (losses) on sale of investments	3,686	(18,186)	(20,500)
Unrealized gain on investment in affiliate	78,166	61,627	17,120
Net unrealized (losses) gains on investments in non-affiliates	(11,060)	15,797	(2,048)
Net realized and unrealized foreign exchange gains on investments	54	11	1,078
Net realized and unrealized foreign exchange losses on cash and futures contracts	—	(98)	(343)
Net recognized gains (losses) on investments	70,846	59,151	(4,693)
General and administrative expenses	325	646	232
Other income	300	—	—
Income before income taxes	76,764	61,120	1,681
Income tax expense (Note 6)	—	—	—
Net income	76,764	61,120	1,681
Other comprehensive income (loss)	—	—	—
Total comprehensive income	$76,764	$61,120	$1,681
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF MEMBER’S EQUITY
(In thousands)

	Contributed capital	Retained earnings	Total member’s equity
Balances at September 30, 2011	$350,000	$(41,006)	$308,994
Return of capital to Harbinger Group Inc.	(88,000)	—	(88,000)
Deemed contributed capital from Harbinger Group Inc. for unreimbursed management services (Note 8)	232	—	232
Comprehensive income	—	1,681	1,681
Balances at September 30, 2012	262,232	(39,325)	222,907
Return of capital to Harbinger Group Inc.	(125,160)	—	(125,160)
Deemed contributed capital from Harbinger Group Inc. for unreimbursed management services (Note 8)	346	—	346
Contributed capital from Harbinger Group Inc.	91,683	—	91,683
Comprehensive income	—	61,120	61,120
Balances at September 30, 2013	229,101	21,795	250,896
Return of capital to Harbinger Group Inc.	(4,181)	—	(4,181)
Deemed distribution to Harbinger Group Inc.	(13,537)	—	(13,537)
Deemed contributed capital from Harbinger Group Inc. for unreimbursed management services (Note 8)	295	—	295
Contributed capital from Harbinger Group Inc.	85,551	—	85,551
Comprehensive income	—	76,764	76,764
Balances at September 30, 2014	$297,229	$98,559	$395,788
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$76,764	$61,120	$1,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized (gains) losses on investments	(70,792)	(59,238)	5,428
Realized and unrealized foreign exchange gains on investments	(54)	(11)	(1,078)
Cost of trading securities acquired for resale	—	—	(643,763)
Proceeds from trading securities sold	—	—	766,120
Deemed contributed capital from Harbinger Group Inc. for unreimbursed management services	295	346	232
Amortization of discount on affiliate receivable	(1,442)	—	—
Changes in operating assets and liabilities:
Broker receivable	—	—	14,874
Dividends and interest receivable	(14)	—	111
Broker payable	—	(4)	(4,461)
Other liabilities	(300)	(4,142)	(10,050)
Net change in cash due to operating activities	4,457	(1,929)	129,094
Cash flows from investing activities:
Cost of investments acquired	(83,417)	(20,801)	(122,289)
Purchase of common stock of an affiliate	(3,795)	(73,691)	(54,054)
Proceeds from sales of investments acquired	11,218	122,922	106,074
Purchase of affiliate receivable	(9,045)	—	—
Net change in cash due to investing activities	(85,039)	28,430	(70,269)
Cash flows from financing activities:
Return of capital to Harbinger Group Inc.	(4,181)	(125,160)	(88,000)
Change in restricted cash	255	(1,530)	—
Contributed capital from Harbinger Group Inc.	85,551	91,683	—
Net change in cash due to financing activities	81,625	(35,007)	(88,000)
Net change in cash and cash equivalents	1,043	(8,506)	(29,175)
Cash and cash equivalents at beginning of period	831	9,337	38,512
Cash and cash equivalents at end of period	$1,874	$831	$9,337
Supplemental disclosures of cash flow information:
Non-cash transaction:
Deemed distribution to Harbinger Group Inc.	$13,537	$—	$—
Cash paid during the year for:
Interest	$—	$—	$96
Income taxes	—	—	—
See accompanying notes to financial statements.

HGI FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except per share figures)

(1) Basis of Presentation and Nature of Business
HGI Funding, LLC (“HGI Funding” or the “Company”) is a direct, wholly-owned subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. HGI’s shares of common stock trade on the New York Stock Exchange under the symbol “HRG.”
HGI Funding, a Delaware Limited Liability Company, was formed on January 12, 2011 to manage a portion of HGI’s available cash by investing in equity and debt instruments and to acquire positions in potential acquisition targets. The Company operates in one segment and has a fiscal year-end of September 30. References herein to Fiscal 2014, 2013 and 2012 refer to the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(2) Significant Accounting Policies and Practices
The following is a summary of significant accounting policies followed by the Company.
Investments
The Company’s investments consist of marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” which would otherwise have been classified as an equity method investment. Investment transactions are accounted for as of the trade date and any realized gains or losses from such transactions are calculated on a first in, first out basis and are included in the appropriate caption in the Statements of Operations.
The Company’s investments in marketable equity securities classified as trading and carried at fair value include common stock of Spectrum Brands Holdings, Inc. (“Spectrum Brands”), an affiliated company under common control of the Company’s parent, HGI. The Company held 6.04% and 6.01% of Spectrum Brands’ outstanding common stock as of September 30, 2014 and 2013, respectively and had three common directors on Spectrum Brands’ board of directors. As a result, the Company had significant influence over the financial and operating decisions of Spectrum Brands. As a consequence of having significant influence, the Company’s interest in Spectrum Brands is considered an equity method investment under ASC Topic 323, “Investments — Equity Method and Joint Ventures,” for which the Company has elected the fair value option under ASC Topic 825.
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
Bankruptcy or insolvency of security custodians may cause the Company’s rights to be delayed with respect to the cash and investments held in the custodial relationship. The Company monitors the credit quality and financial position of its custodians, and should it decline significantly, the Company will move cash holdings and custodial relationships to another institution. The Company has a policy to only enter into custodial relationships with financial institutions with a Standard & Poor’s rating of at least “A” when it is designated.
Receivables are carried at net realizable value. Provisions for losses on uncollectible accounts receivables are determined based on evaluations of the Company’s receivables. See note Note 8. Related Party Transactions.
Market Risk
Market risk is the risk of loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded.

The Company is exposed to equity price risk since it invests in marketable equity securities, which as of September 30, 2014 and 2013 are all classified as trading securities. The Company follows an investment policy approved by the board of directors of HGI which sets certain restrictions on the amounts and types of investments it may make.
Investment Concentration Risk
As of September 30, 2014 and 2013, the Company’s most significant investment in one industry were the investment securities in the Consumer Products sector with a fair value of $309,539 or 81% and $217,146 or 87% of the Company's invested assets, respectively. The Company's holdings in this industry includes investments in two issuers. As of September 30, 2014 and 2013, the only investment in a single issuer that exceeded 10% of the Company's Member's equity was the Company's investment in Spectrum Brands (consumer products sector), with a fair value of $288,454 and $206,493, respectively. The investment in Spectrum Brands was also the Company's largest concetration in any single issuer as of September 30, 2014 and 2013 representing 75% and 83% of invested assets, respectively.

(4) Investments
The Company’s investments are summarized as follows:

	September 30,
	2014	2013
Marketable equity securities	$380,103	$238,182
Marketable debt securities	2,035	—
Convertible preferred stock	—	10,653
Total	$382,138	$248,835
There were $116,638 and $49,532 of net unrealized gains recognized in “Investments” that relate to trading securities held at September 30, 2014 and 2013, respectively, including $156,914 and $78,747 of unrealized gains on the Company’s investment in Spectrum Brands at September 30, 2014 and 2013.
Spectrum Brands
Included in marketable equity securities as of September 30, 2014 and 2013, above, were 3.2 million and 3.1 million shares of Spectrum Brands, an affiliate under common control, an equity method investee carried at fair market value ($288,454 and $206,493 as of September 30, 2014 and 2013) using the fair value option under ASC Topic 820. The increase in the fair market value of the Company’s investment in Spectrum Brands for Fiscal 2014, 2013 and 2012 of $78,166, $61,627 and $17,120, respectively is reported in the statements of comprehensive income as “Unrealized gain on investment in affiliate.”
The following table presents summarized financial information derived from Spectrum Brands’ consolidated financial statements:

	September 30,
	2014	2013
Balance sheet data:
Current assets	$1,434,626	$1,482,905
Non-current assets	4,078,403	4,143,768
Current liabilities	915,704	952,370
Non-current liabilities	3,510,495	3,734,207
Stockholders' equity	1,086,830	940,096

	Fiscal
	2014	2013	2012
Operating data:
Net sales	$4,429,109	$4,085,581	$3,252,435
Gross profit	1,568,869	1,390,312	1,115,678
Operating income	481,933	351,177	301,746
Net income (loss)	214,506	(55,313)	48,572
Basic net income (loss) per common share	4.07	(1.06)	0.94
Diluted net income (loss) per common share	4.02	(1.06)	0.91
Dividends declared per common share	1.15	0.75	1.00

HC2 Holdings Inc. (formerly PTGi Holding, Inc.)
Also included in marketable equity securities as of September 30, 2014, above, were 5.8 million shares of HC2 Holdings Inc., an affiliate, an equity method investee carried at fair market value ($26,488 as of September 30, 2014) using the fair value option under ASC Topic 820.

(5) Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$380,103	$2,035	$—	$382,138	$382,138
Cash	1,874	—	—	1,874	1,874
Restricted cash	1,275	—	—	1,275	1,275
Total financial assets	$383,252	$2,035	$—	$385,287	$385,287

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$238,182	$—	$10,653	$248,835	$248,835
Cash	831	—	—	831	831
Restricted cash	1,530	—	—	1,530	1,530
Total financial assets	$240,543	$—	$10,653	$251,196	$251,196

Valuation Methodologies
The Company classifies the convertible preferred stock investment as Level 3 and measures its fair value using an option pricing model. Quantitative information regarding significant unobservable inputs used for Level 3 fair value measurements of convertible preferred stock investment carried at fair value as of September 30, 2013 is as follows:

Asset	Fair Value at September 30, 2013	Assumptions	Inputs
Convertible Preferred Stock	$10,653	Risk-adjusted rate	25.0%
		Risk-free discount factor	0.999
		Risk-adjusted discount factor	0.995
		Upward movement factor (Mu)	1.1
		Downward movement factor (Md)	0.9
		Probability of upward movement (Pu)	48.6%
		Probability of downward movement (Pd)	51.4%
The significant unobservable inputs used in the fair value measurement of the convertible preferred stock investment are risk-adjusted rate, risk-free discount factor, risk-adjusted discount factor, upward movement factor, downward movement factor, probability of upward movement and probability of downward movement. Significant increases (decreases) in risk-adjusted discount factor, upward movement factor and probability of upward movement would result in a higher (lower) fair value measurement. Significant increases (decreases) in risk-free discount factor, risk-adjusted rate, downward movement factor and probability of downward movement would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.

The following tables summarize changes to the Company’s investment in convertible preferred stock carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2014 and 2013.

	Year ended September 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements (Note 8)
Assets
Preferred Stock	$10,653	$1,394	$—	$1,490	$—	$(13,537)	$—	$—
Total assets at fair value	$10,653	$1,394	$—	$1,490	$—	$(13,537)	$—	$—

	Year ended September 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Preferred Stock	$—	$—	$—	$10,653	$—	$—	$—	$10,653
Total assets at fair value	$—	$—	$—	$10,653	$—	$—	$—	$10,653

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are summarized as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Due from affiliate	$—	$—	$10,487	$10,487	$10,487
Total financial assets	$—	$—	$10,487	$10,487	$10,487

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Liabilities
Other liabilities	$300	$—	$—	$300	$300
Total financial liabilities	$300	$—	$—	$300	$300
The carrying amounts of receivables and other liabilities approximate fair value due to their short duration.

(6) Income Taxes
HGI Funding is a single-member limited liability company wholly owned by HGI. For income tax purposes, the Company is a disregarded entity. Accordingly, the results of its operations are taxed as if the Company were part of HGI. As a result, income tax expense (benefit) is not recorded in the Company’s financial statements.
If the Company were a separate taxable entity, its income tax expense would be computed in accordance with ASC Topic 740, “Income Taxes,” and, on a pro forma basis, would have been $31,216 for Fiscal 2014, of which, $2,219 would have been current and $28,997 would have been deferred. On a pro forma basis, for Fiscal 2013, income tax expense would have been $21,604, of which $35 would have been current and $21,569 would have been deferred. On a pro forma basis, for Fiscal 2012, income tax expense would have been $8,615, of which $835 would have been current and $7,780 would have been deferred.

(7) Commitments and Contingencies

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. All of the leases expire between November 2018 and December 2022. The Company fully subleases its lease commitments to affiliated entities and as such reports no rent expense.

Future minimum rental commitments under non-cancelable operating leases pertaining to buildings, are as follows:

Fiscal Year	Future Minimum Rental Commitments
2015	$2,391
2016	2,391
2017	2,391
2018	2,391
2019	1,653
Thereafter	4,893
Total minimum lease payments	$16,110

(8) Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HGI and Harbinger Capital Partners, an affiliate of HGI. As many of these transactions are conducted between entities under common control, amounts charged for these services have not necessarily been based upon arms-length negotiations. It is not practicable to determine whether the amounts charged for such services represent amounts that might have been incurred on a stand-alone basis for the Company. For Fiscal 2014, 2013 and 2012, the Company recorded $295, $346 and $232, respectively as contributed capital for these services. In addition, during Fiscal 2014, the Company received sublease income from affiliated entities of $462 to fully offset rent expense.
During Fiscal 2014 and 2013, the Company acquired 50 thousand and 1.4 million shares of common stock of Spectrum Brands, an affiliate, on the open market for an aggregate cost of $3,795 and $73,691, respectively.
During Fiscal 2014 the Company entered into a purchase agreement with Frederick's of Hollywood ("FOH"), an affiliate. As part of the agreement, the Company purchased receivables from various vendors at a discount of $1,442. The Company paid a total of $9,045 and assumed $10,487 of FOH's accounts receivable. The entire balance of the receivable is reported in the balance sheet under "Due from affiliate." As described in Note 9, Subsequent Events, on November 14, 2014, this receivable was assigned and transferred to HGI Global Holdings, LLC (“HGI Global”), a wholly-owned subsidiary of HGI.
Frederick's of Hollywood Acquisition and Transfer to Affiliate
On May 30, 2014, the Company completed the acquisition of a 62.0% interest in FOH, a retailer of women's apparel and related products. The following table summarizes the consideration paid for FOH by the Company:

May 30, 2014
Fair value of previously held equity interest (Series B preferred stock)	$12,047
Series A preferred stock purchase	1,490
Preliminary purchase price	$13,537

Prior to the transaction, FOH was a publicly listed company and the Company owned all of FOH's series B preferred stock. In May 2014, the company acquired part of FOH's Series A preferred stock for $1,490. At that point the Company and certain of the FOH's other common and preferred shareholders (together, the "Consortium") beneficially owned 88.6% of FOH's common stock. Shares of FOH's shareholders who were not members of the Consortium were repurchased by FOH for $0.27 per share in cash, funded from additional debt incurred by FOH as part of the going-private transaction. Following the completion of the going-private transaction, FOH's common stock ceased being quoted on the Over-the-Counter Bulletin Board Quarterly Trade ("OTCQB"), and FOH became a privately-held Company owned by the Consortium. The acquisition was accomplished through FOHG Holdings, LLC ("FOHG"), an entity controlled by the Consortium that was formed for the purpose of the transaction. In exchange for their respective holdings in FOH, members of the Consortium received membership units in FOHG proportionate to their prior beneficial interests in FOH. Upon completion of the exchange, FOH became a wholly owned subsidiary of FOHG. the Company exchanged its FOH series A and series B preferred shares for an 62.0% equity interest in FOHG.

Immediately following the acquisition described above, the Company assigned and transferred its ownership of interest in FOHG to HGI Global Holdings, LLC, a wholly-owned subsidiary of HGI. Upon completion of the transaction, the Company recorded a receivable of $13,537 that was subsequently distributed to HGI as a deemed return of capital.

(9) Subsequent Events

ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following significant event occurred subsequent to September 30, 2014 but before these financial statements were issued:

As described in Note 8, Related Party Transactions, during Fiscal 2014, the Company received from FOH an accounts receivable for the amount of $10,487 (the “FOH Accounts Receivable”). On November 14, 2014, the Company assigned and transferred the entire FOH Accounts Receivable to HGI Global. Following the completion of the transfer, the Company recorded a receivable for the amount of $10,487 from HGI Global. Thereafter, the Company distributed the HGI Global receivable to HGI as a deemed return of capital.