Form 10-K/A
period 2014-09-30
HARBINGER GROUP INC.
filed 2015-01-28
CIK 109177

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

450 Park Avenue, 29th Floor, New York NY 10022

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (212) 906-8555

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

As of January 19, 2015, the registrant had outstanding 201,516,318 shares of common stock, $0.01 par value.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Company for Fiscal 2014, filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2014 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.

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

i

PART III

Unless otherwise indicated or the context requires otherwise, references herein to the “Company,” “HGI,” “we,” “us” or “our” refers to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “Compass” refers to our oil and gas business, which we conduct through Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and their subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “FIAM” refers to Five Island Asset Management, LLC (formerly, HGI Asset Management, LLC), which holds our interest in CorAmerica Capital, LLC (“CorAmerica”), FIAM Capital Management, LLC (“Five Island”) and Energy & Infrastructure Capital, LLC (“EIC”), and “Asset Managers” refers collectively to the business conducted by CorAmerica, FIAM, Five Island, EIC and Salus (each referred to individually as an “Asset Manager”); “Fiscal 2012” refers to the fiscal year ended September 30, 2012; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ending September 30, 2015; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re (Cayman) Ltd.; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund”) and Global Opportunities Breakaway Ltd. (the “Global Fund”); “HGI Energy” refers to HGI Energy Holdings, LLC, which holds our interests in Compass; “HGI Funding” refers to HGI Funding, LLC, and where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; and “Zap.Com” refers to Zap.Com Corporation.

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

In accordance with our Bylaws (“Bylaws”), as of the date of this report, our board of directors (our “Board”) consists of seven members. In accordance with our Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). The three classes are currently comprised of the following directors:

Class II Directors – Terms Expiring 2015

David M. Maura, age 42, has served as Managing Director and Executive Vice President of Investments of HGI effective as of October 2011 and as a director of HGI since May 2011. Mr. Maura has also served as the Chairman of Spectrum Brands, a subsidiary of HGI, since July 2011 and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Prior to becoming Managing Director and Executive Vice President of Investments at HGI, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital, a significant stockholder of HGI. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.), Applica Incorporated, and Ferrous Resources Ltd. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.

Joseph S. Steinberg, age 70, has served as Chairman of the Board of HGI since December 2014 and as a director of HGI since July 2014. Mr. Steinberg is Chairman of the board of directors of Leucadia National Corporation (“Leucadia”), which is a significant stockholder of HGI. He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 1, 2013, when he became the Chairman of the Leucadia board of directors. Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation since 1999 and as a HomeFed director since 1998. Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd. Mr. Steinberg has served as a director of Jefferies Group, LLC since April 2008. Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his many years as President and a director of Leucadia and its affiliates.

Class III Directors – Terms Expiring 2016

Omar M. Asali, age 44, has served as President of HGI effective as of October 2011, as Acting President since June 2011, and as a director of HGI since May 2011. Mr. Asali is responsible for overseeing the day-to-day activities of HGI, including M&A activity and overall business strategy for HGI and HGI’s underlying subsidiaries. Mr. Asali has been directly involved in all of HGI’s acquisitions across all sectors, and he is actively involved in HGI’s management and investment activities. Mr. Asali is also the Vice Chairman of the board of Spectrum Brands, Chairman of the board of HGI Asset Management Holdings, LLC, a director of FGL, Front Street Cayman, Zap.Com and Compass GP, each of which is a subsidiary of HGI, and a member of the investment committee of HGI’s Asset Managers. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital, a significant stockholder of HGI. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech.

Frank Ianna, age 65, has served as a director of HGI since April 2013. Mr. Ianna has served as director of Sprint Corporation since 2009. Mr. Ianna served as a director of Clearwire Corporation from November 2008 until June 2011 and as a director of Tellabs, Inc. from 2004 until 2013. Mr. Ianna served on the board of trustees of the Stevens Institute of Technology between 1997 and 2007 and as chairman of its subsidiary, Castle Point Holdings, Inc., between 2006 and 2007. Mr. Ianna has also served as a director of a number of private companies and non-profit organizations. Mr. Ianna retired from AT&T, Inc. in 2003 after a 31-year career serving in various executive positions, most recently as President of AT&T Network Services. Mr. Ianna serves as a consultant for McCreight & Company, a consulting company based in Connecticut. Mr. Ianna received his undergraduate degree from the Stevens Institute in Electrical Engineering in 1971 (BEEE), and his Master’s Degree from MIT in 1972 (MSEE) and completed the Program for Management Development (PMD), an Executive Education Program of the Harvard Business School in 1985.

Gerald Luterman, age 71, has served as a director of HGI since April 2013. Mr. Luterman has been a director of Florida Community Bank since January 2010. Mr. Luterman also serves as a director of a number of private companies and non-profit organizations. Mr. Luterman also served as Interim Chief Financial Officer of NRG Energy, Inc. (“NRG”) from November 2009 through May 2010. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Mr. Luterman has more than 30 years of experience in senior financial positions with companies including American Express Company, Booz Allen & Hamilton, Inc., Emerson Electric Company and Arrow Electronics. Mr. Luterman also served as a director of NRG from April 2009 to 2014, IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009. Mr. Luterman previously qualified as a Canadian Chartered Accountant and graduated from McGill University in Montreal, earning a Bachelor of Commerce Degree in Economics in 1965 and a MBA from Harvard Business School in 1967.

Class I Directors – Terms Expiring 2017

Eugene I. Davis, age 59, has served as a director of HGI since February 2014. Mr. Davis has been the Chairman and Chief Executive Officer of Pirinate Consulting Group LLC (“Pirinate”), a privately held consulting firm, since 1999. Pirinate specializes in turnaround management, merger and acquisition consulting and strategic planning advisory services for public and private business entities. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. Mr. Davis currently serves as director of the following public companies: Spectrum Brands, a subsidiary of HGI, WMI Holdings Corp. and U.S. Concrete, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Dex One Corp., Foamex International Inc., Footstar, Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., JGWPT Holdings Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Trump Entertainment Resorts, Inc., Viskase, Inc. and YRC Worldwide, Inc. Mr. Davis holds a Bachelor of Arts in International Politics from Columbia University, Columbia College, a Masters in International Affairs, International Law and Organization from Columbia University’s School of International Affairs and a Juris Doctor from Columbia University’s School of Law.

Andrew Whittaker, age 53, has served as a director of HGI since July 2014. Mr. Whittaker has been the Vice Chairman of Leucadia, a significant stockholder of HGI, since 2014 and has been Vice Chairman of Jefferies Group LLC, a subsidiary of Leucadia, since 2002. Mr. Whittaker has served as member of the board of directors of Jefferies Finance LLC since 2004. Mr. Whittaker has been a member of the Jefferies Executive Committee for the past 19 years. He was formerly the Co-Head of Investment Banking at Jefferies Group LLC. Mr. Whittaker has over 27 years of investment banking experience in a broad range of industries. Mr. Whittaker received an MBA from Harvard Business School and a BA from Dartmouth College.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company as of January 26, 2015. All officers of the Company serve at the discretion of the Company’s Board.

Name	Position

Omar M. Asali*	Director and President

Thomas A. Williams	Executive Vice President and Chief Financial Officer

David M. Maura*	Director and Executive Vice President of Investments

Michael Sena	Senior Vice President and Chief Accounting Officer

*	For information regarding Messrs. Asali and Maura, see “Board of Directors” above.

Thomas A. Williams, age 55, has been the Executive Vice President and Chief Financial Officer of HGI since March 2012. Mr. Williams has also been the Executive Vice President and Chief Financial Officer of Zap.Com, a subsidiary of HGI, since March 2012 and has served as a director of Zap.Com since December 2014. Mr. Williams is also a director of Front Street Cayman, a director of FS Holdco II Ltd., a director of HGI Asset Management Holdings, LLC and a director and member of the audit committee of FGL, each of which is a subsidiary of HGI. Prior to joining HGI, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA filed for bankruptcy protection in August 2009 and February 2013. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer, AT&T Networks; Chief Financial Officer, AT&T Global Network Technology Services; Chief Financial Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a BA in Economics from the University of South Florida.

Michael Sena, age 41, has been the Senior Vice President and Chief Accounting Officer of HGI since October 2014 and had previously served as the Vice President and Chief Accounting Officer from November 2012 to October 2014. Mr. Sena is also the Vice President and Chief Accounting Officer of Zap.Com, a subsidiary of HGI, and has served as a director of Zap.Com since December 2014. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with the Reader’s Digest Association, Inc., last serving as Vice President and North American Controller. Before joining the Reader’s Digest Association, Inc., Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that, Mr. Sena held various positions with PricewaterhouseCoopers. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors, executive officers, and the persons who beneficially own more than 10% of the common stock, par value $0.01 per share, of the Company (the “Common Stock”) and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports filed with the SEC, we believe that these persons have complied with all applicable filing requirements during Fiscal 2014, except that Mr. Michael Kuritzkes (HGI’s former General Counsel), Mr. Philip A. Falcone and the funds affiliated with Harbinger Capital each filed one Statement of Changes in Beneficial Ownership on Form 4, each of which reported one transaction, later than the time prescribed by the SEC.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative stockholder return on our Common Stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies consisting of Leucadia, Carlisle Companies Inc., Apollo Global Management, LLC and Standex International Corp. The performance graph shows the total return on an investment of $100 for the period beginning September 30, 2009 and ending September 30, 2014. The Company believes that the peer group of companies provides a reasonable basis for comparing total stockholder returns. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harbinger Group, the Russell 2000 Index, and a Peer Group

*	$100 invested on September 30, 2009 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

CORPORATE GOVERNANCE

In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), a majority of our Board is comprised of independent directors and we have an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and a Nominating and Corporate Governance Committee (the “NCG Committee”), each of which have written charters addressing each such committee’s purpose and responsibilities and are comprised entirely of independent directors.

Director Independence

Our Board has determined that Messrs. Davis, Ianna, Luterman, Steinberg and Whittaker, our non-management directors, qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules. Under our Corporate Governance Guidelines and the NYSE Rules, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with HGI. Based upon information requested from and provided by each director concerning their background, employment and affiliations, our Board has determined that each of the independent directors named above has no material relationship with HGI, nor has any such person entered into any material transactions or arrangements with HGI or its subsidiaries, and is therefore independent under the NYSE Rules. In making such determination, our Board considered a variety of factors, including certain ordinary course of business transactions from time to time between us and certain entities affiliated with non-management directors, and determined that our non-management directors qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules.

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

Our Board has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for Chief Executive and Senior Financial Officers to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions. Our Board has adopted a corporate governance policy prohibiting HGI’s directors and executive officers from (i) hedging the economic risk associated with the ownership of HGI’s Common Stock, or (ii) pledging our Common Stock, after the date the policy was adopted, unless first pre-approved by HGI’s legal department. Our Board has also adopted an equity retention policy for the Company’s senior management.

Meetings of Independent Directors

We generally hold executive sessions at each Board and committee meeting. The Chairman of the Audit Committee presides over executive sessions of the entire Board and the chairman of each committee presides over the executive session of that committee.

Board Leadership Structure and Role in Risk Oversight

Mr. Steinberg serves as the Chairman of our Board and was appointed to this role in December 2014, following the resignation of Mr. Falcone as Chairman and Chief Executive Officer. Mr. Asali currently serves as a member of our Board and our President and is responsible for overseeing the day-to-day activities of the Company, including M&A activity and overall business strategy for the Company and its subsidiaries.

Our management is responsible for understanding and managing the risks that we face in our business, and our Board is responsible for overseeing management’s overall approach to risk management. Our Board receives, reviews and discusses reports on the operations of our businesses from members of management and members of management of our subsidiaries as appropriate. Our Board also fulfills its oversight role through the operations of our NCG Committee, Audit Committee and Compensation Committee. As appropriate, these committees of the Board provide periodic reports to our Board on their activities. Our Audit Committee is responsible for oversight of corporate finance and financial reporting-related risks, including those related to our accounting, auditing and financial reporting practices. Our Compensation Committee is responsible for the oversight of our compensation policies and practices, including conducting annual risk assessments of our compensation policies and practices. Our

NCG Committee is responsible for assisting our Board with the oversight of risks and reviewing and making recommendations to our Board regarding our overall corporate governance, including board and committee composition, board nominees, size and structure and director independence, our corporate governance profile and ratings, and our political participation and contributions.

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Chief Executive and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website under the heading “Corporate Governance” at www.harbingergroupinc.com. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to HGI. Inquiries must be directed to the Investor Relations Department at Harbinger Group Inc., 450 Park Avenue, 29th floor, New York, New York 10022.

INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS

Our Audit Committee, Compensation Committee and NCG Committee were our Board’s standing committees during Fiscal 2014. Our Board held 25 meetings during Fiscal 2014. In addition, a special committee of the independent directors of our Board operated on an ad hoc basis, holding 8 meetings during Fiscal 2014.

Audit Committee

Currently, our Audit Committee is composed of Messrs. Luterman (Chairman), Davis and Ianna. Messrs. Ianna and Luterman were appointed as members of our Board and our Audit Committee on April 8, 2013. Mr. Davis was appointed as a member of our Board and our Audit Committee on February 25, 2014 and April 28, 2014, respectively.

Our Board determined that all 3 members of our Audit Committee qualify as independent under applicable SEC rules (including SEC rule 10A-3), NYSE Rules and the Company’s Corporate Governance Guidelines. Messrs. Luterman, Ianna and Davis also qualify as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee held 4 meetings during Fiscal 2014.

Our Audit Committee has been delegated the authority to, among other things, (i) appoint and replace the independent auditor; (ii) determine the compensation and oversight of the independent auditor; (iii) pre-approve all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for the Company by its independent auditor; (iv) provide oversight with respect to the Company’s internal control and procedures; and (v) prepare any reports required by law to be prepared by the Audit Committee. Our Audit Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under the heading “Corporate Governance.”

Compensation Committee

Currently, our Compensation Committee is composed of Messrs. Davis (Chairman), Ianna, Luterman and Steinberg. Messrs. Ianna and Luterman were appointed as members of our Compensation Committee on April 8, 2013. Mr. Davis was appointed as a member of our Compensation Committee on April 28, 2014. Mr. Steinberg was appointed as a member of our Board and our Compensation Committee on July 1, 2014.

Our Board determined that all members of our Compensation Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our Compensation Committee held 24 meetings during Fiscal 2014. Our Compensation Committee has been delegated the authority to, among other things, (i) review and recommend to our Board corporate goals and objectives relevant to our executive officer compensation and recommend to our Board the compensation level of our executive officers; (ii) make recommendations to our Board with respect to executive officer compensation and benefits, including incentive-compensation and equity-based plans for executive officers; (iii) review and recommend to our Board any employment agreements or severance or termination arrangements to be made with any of our executive officers; and (iv) review and discuss with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. Our Compensation Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under the heading “Corporate Governance.”

NCG Committee

Currently, our NCG Committee is composed of Messrs. Frank Ianna (Chairman), Eugene I. Davis, Gerald Luterman and Joseph S. Steinberg. Messrs. Ianna, Davis, Luterman and Steinberg were appointed as members of the NCG Committee on September 27, 2013, November 21, 2013, April 28, 2014 and November 20, 2014, respectively.

Our Board determined that all members of our NCG Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our NCG Committee held 6 meetings during Fiscal 2014.

Our NCG Committee has been delegated the authority to, among other things, (i) develop and recommend to our Board for approval the criteria for Board membership and identify individuals qualified to become members of our Board; (ii) as directed by our Board from time to time, either select or recommend to our Board for selection director nominees for the next annual meeting of shareholders or to fill vacancies on our Board; (iii) assist the Board in determining whether individual directors have material relationships with our Company that may interfere with their independence; and (iv) develop, review and assess at least annually the adequacy of the Company’s corporate governance principles and guidelines, the Board’s and management’s review of the Company’s risk oversight process, and make recommendations to the Board as the NCG Committee deems appropriate. The NCG Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.harbingergroupinc.com, under the heading “Corporate Governance.”

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2014, Fiscal 2013 and Fiscal 2012 for the following individuals (each a “named executive officer” as of September 30, 2014):

•	Omar M. Asali, a Director and our President;

•	Thomas A. Williams, our Executive Vice President and Chief Financial Officer;

•	David M. Maura, a Director and our Managing Director and Executive Vice President of Investments; and

•	Michael Sena, our Senior Vice President and Chief Accounting Officer.

In addition, Philip A. Falcone, who served as the Chairman of our Board and our Chief Executive Officer was one of our “named executive officers” during Fiscal 2014. On November 25, 2014, Mr. Falcone resigned from his positions with the Company, effective as of December 1, 2014.

Executive Summary

Highlights for Fiscal 2014

During Fiscal 2014, we made significant progress in our business strategy to reduce our cost of capital, increase our investor base and grow and diversify our businesses. Some of the most significant of these steps include the following:

•	FGL completed its initial public offering and its shares began trading on the New York Stock Exchange under the ticker symbol “FGL” and Front Street Cayman, a wholly-owned indirect subsidiary of HGI, closed a reinsurance treaty with Bankers Life Insurance Company.

•	HGI expanded its footprint in asset management by launching EIC, an investment manager specializing in direct lending to companies in the global energy and infrastructure sectors, and acquiring a controlling interest in CorAmerica, a commercial real estate investment firm. In addition, Salus originated $597.3 million of new asset-based loan commitments. Salus, together with its affiliated co-lenders FGL and Front Street, had $811.6 million of loans outstanding as of September 30, 2014.

•	Spectrum Brands continued to execute on its business strategy, including, completing the $35.8 million acquisition of The Liquid Fence Company, Inc., a producer of animal repellents.

•	HGI simplified its capital structure by exercising its option to convert all but one of its issued and outstanding shares of preferred stock into Common Stock of the Company in May 2014. In addition, in May 2014, HGI completed an offer to exchange $320.6 million of its outstanding Senior Secured Notes due 2019 for $350.0 million aggregate principal amount of Unsecured Senior Notes due 2022. HGI also solicited the holders of its Senior Secured Notes to amend the indenture governing the Senior Secured Notes to provide HGI with, among other things, greater flexibility to repurchase or redeem its outstanding Common Stock.

•	HGI opportunistically purchased its Common Stock through its Board-authorized stock repurchase program of $100.0 million. Under its repurchase programs, HGI repurchased 5,197,000 shares of our outstanding Common Stock during Fiscal 2014, for an aggregate purchase price of $65.6 million, or an average of $12.62 per share.

•	Diluted net loss attributable to the Company’s common and participating preferred stockholders decreased $10.3 million to $83.9 million, or $0.51 diluted per common share attributable to controlling interest ($0.51 basic) in Fiscal 2014, compared to diluted net loss attributable to common and participating preferred stockholders of $94.2 million, or $0.67 diluted per common share attributable to controlling interest ($0.67 basic), in Fiscal 2013.

•	HGI recorded total revenues of $6.0 billion, the highest level of annual revenue recorded by HGI and an increase of $419.6 million, or 7.6%, from Fiscal 2013, driven by increases in all operating segments as compared to Fiscal 2013.

•	HGI’s consolidated operating income of $569.5 million decreased $167.9 million, or (22.8)%, as compared to the $737.4 million reported in Fiscal 2013, driven primarily by lower operating income in Insurance, as a portfolio repositioning undertaken in the year ago period resulted in higher realized investment gains in Fiscal 2013, which were not expected to recur in Fiscal 2014.

The foregoing is a highlight summary of certain of HGI’s performance measures as of the end of Fiscal 2014. For a more complete understanding and evaluation of the business of the Company and its subsidiaries, you are encouraged to read the Company’s other reports filed with the SEC.

Summary of Sound Governance Features of our Compensation Programs

Our compensation programs, practices and policies are reviewed and re-evaluated periodically, and are subject to change from time to time. Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. Listed below are some of the Company’s more significant practices and policies that were in effect during Fiscal 2014, which were adopted to drive performance and to align our executives’ interests with those of our stockholders.

What We Did For Fiscal 2014

•	Pay for Performance Philosophy: Our executive compensation programs are designed to pay for performance, with a significant portion of executive compensation not guaranteed. Target compensation is established for our executive officers at the beginning of the performance period by our Compensation Committee. Our named executive officers had an opportunity to earn actual compensation that varied from target, based on achievement against pre-established performance targets. Variable compensation rewards performance and contribution to both short-term and long-term corporate financial performance. For Fiscal 2014, variable pay represented 97.6%, 97.6%, 93.5%, 97.4% and 82.8% of total compensation for Messrs. Falcone, Asali, Williams, Maura and Sena, respectively, each of whom participated in our Fiscal 2014 bonus program.

•	Independent Executive Compensation Consultants: The Compensation Committee worked with Hodak Value Advisors (“Hodak”), its independent executive compensation consultant firm throughout Fiscal 2014, and from time to time with another independent compensation consulting firm, and separate outside counsel, as it determined appropriate.

•	Mitigation of Undue Risk: Our compensation plans have provisions to mitigate undue risk, including bonus plan mechanisms that defer significant portions of awards, partially subject to forfeiture (see “Clawback Policy” and “Malus Provision” below), and relate future target performance to past performance in a manner that closely ties awards to sustainable performance over time.

•	Post-employment Restrictive Covenants: Our employment agreements provide for post-employment non-competition, non-solicitation and non-disparagement provisions.

•	Clawback Policy: Our equity awards allow the Company to recover payouts in the event that recoupment is required by applicable law (including pursuant to Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act) or a participant receives for any reason any amount in excess of what should have been received (including, without limitation, by reason of a financial restatement, mistake in calculations or other administrative error).

•	Malus Provision: Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool, with cash deferrals subject to reduction if the Company does not meet certain specified performance criteria in subsequent years.

•	Negative Discretion and Other Reductions: Our Compensation Committee reserves the right to exercise negative discretion to reduce awards under the annual bonus plan. For Fiscal 2014, senior management recommended the use of negative discretion and other offsets, as described further below, to reduce the corporate bonus pool by $28.66 million to $60.56 million. The Compensation Committee reviewed and accepted this recommendation.

•	Award Caps: Amounts that can be earned by any individual under the annual bonus program are capped at $20 million per year (“Award Cap”).

•	Equity Retention: We maintain an equity retention policy for senior management, requiring each member of senior management to retain ownership of at least 25% of his or her covered shares, net of taxes and transaction costs, until the earlier of (i) the date of such senior management member’s termination of employment with the Company or (ii) the date such person is no longer a member of senior management.

What We Did Not Do for Fiscal 2014

•	No 280G or Section 409A Excise Tax Gross-Ups: We do not provide “gross-ups” for any taxes imposed with respect to Section 280G (change of control) or Section 409A (nonqualified deferred compensation) of the Internal Revenue Code.

•	No Pensions or Supplemental Pensions: Our named executive officers are not provided with pension or supplemental executive retirement plans.

•	No Single-Trigger Equity Acceleration: In Fiscal 2014, we did not provide our named executive officers “single-trigger” equity vesting upon a change of control of the Company.

•	No Repricing of Underwater Stock Options without Stockholder Approval: We do not lower the exercise price of any outstanding stock options, unless stockholders approve this.

•	No Discounted Stock Options: The exercise price of our stock options is not less than 100% of the fair market value of our Common Stock on the date of grant.

•	No Unauthorized Hedging or Pledging: The Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our Common Stock and (ii) pledging our Common Stock, after the date the policy was adopted, unless first pre-approved by the Company’s legal department.

Compensation Philosophy and General Objectives

Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. We grant target levels of compensation that are designed to attract and retain employees who are able to meaningfully contribute to our success. Our Compensation Committee considers several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regards to each executive relative to their importance to the Company. In reviewing market data, our Compensation Committee has reviewed the total compensation for each executive officer relative to executives in the same or similar positions in an appropriate market comparison group, which includes seventeen business development or private equity companies, adjusting the total compensation observed at these peers for their size relative to the Company. The seventeen companies are American Capital, Ltd., Apollo Global Mgmt., Blackstone Group LP, Capital Southwest Corp, Carlyle Group, Compass Diversified Holdings, Harris & Harris Group, Hercules Tech Growth Cap, Icahn Enterprises, KKR, Kohlberg Capital Corp, Leucadia, Loews Corp, Main Street Capital Corp, MCG Capital Corp, Safeguard Scientifics Inc. and Triangle Capital Corp. While median, size-adjusted total compensation is initially presumed to be competitive market pay, the Compensation Committee does not attempt to target a specific percentile within a peer group or otherwise rely exclusively on that data to determine named executive officer compensation. The Compensation Committee does not use market data to target specific components of total compensation, such as salary or bonuses, and instead determines the target total level of compensation necessary to be competitive for each executive in the relevant market for that executive’s talent.

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

Components of Executive Compensation

Our compensation program has four basic elements: salary, initial equity grants, incentive compensation and other benefits. Salary and benefits are designed to aid in the retention of our employees. Initial equity grants are generally, though not necessarily, awarded upon hiring or promotion, and may consist of restricted stock or stock options with a vesting period. Incentive compensation generally consists of bonuses for individual and company performance, and may be awarded as cash or equity. Equity awards will typically be vested over a period of years to enhance both retention and alignment of interests.

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

The principal elements of compensation for our named executive officers in Fiscal 2014 were:

•	base salary;

•	variable compensation potential consisting of cash and equity payouts; and

•	limited benefits.

In addition, as described further under the heading “Initial Long Term Equity Grant” below, in Fiscal 2014, our Compensation Committee and Board, and subsequently our stockholders, approved a one-time issuance to Mr. Falcone of warrants to purchase 3,000,000 shares of our Common Stock at an exercise price of $13.125 per share, which was 105% of the fair market value per share on the date of grant.

How We Determine Each Element of Compensation

Role of Our Compensation Committee and Compensation Consultants

Our Compensation Committee is responsible for our executive compensation program design and administration, including a regular review of our compensation programs and evaluation of management performance and awards consistent with our bonus plan. In approving the compensation program and awards for Fiscal 2014, our Compensation Committee considered a number of factors including, but not limited to, the responsibilities of the position, the executives’ experience and contributions, the competitive marketplace for executive talent and corporate performance.

Throughout Fiscal 2014, our Compensation Committee has been advised by Hodak, its independent executive compensation firm, and from time to time by another independent executive compensation firm, and separate outside counsel. Throughout Fiscal 2014, our Compensation Committee, with the assistance of its advisors, reviewed the Company’s compensation program, including target levels of compensation for current and new employees, bonus plans or equity awards, and other compensation policies affecting executive officers and directors. Our Compensation Committee held 24 meetings during Fiscal 2014.

In light of new SEC rules and new NYSE Rules, our Compensation Committee considered the independence of each of our compensation consultants, including assessment of the following factors: (i) other services provided to the Company by the consultant; (ii) fees paid as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee; (v) any Company stock owned by the individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflict of interest exists that would prevent our consultants from independently representing our Compensation Committee.

Base Salary

The base salary of our named executive officers is intended to provide a level of fixed compensation that contributes to the attraction or retention of our executive officers. For Fiscal 2014, our Compensation Committee determined that, at $500,000 per year for each of Messrs. Falcone, Asali, Williams and Maura and $250,000 per year for Mr. Sena, the salaries represented an appropriate level of fixed compensation relative to each such named executive officer’s respective target total compensation, which varies by position in accordance with each such executive officer’s job responsibilities and contributions to our Company.

During Fiscal 2014, the Company entered into revised employment agreements with each of Messrs. Asali, Williams and Maura, and during Fiscal 2013 the Company entered into an employment agreement with Mr. Sena. These employment agreements provide for a fixed base salary and other compensation and were approved by our Compensation Committee. During Fiscal 2014, the Compensation Committee set Mr. Falcone’s salary at $500,000, consistent with other senior executives of the Company.

Annual Bonus Plan

For Fiscal 2014, Messrs. Falcone, Asali, Williams, Maura and Sena, and other key employees of the Company, were eligible to participate in the bonus plan established by the Compensation Committee (the “2014 Bonus Plan”). As described further herein, Mr. Falcone was paid $1 million of his 2014 bonus at the same time as bonuses were paid generally to other 2014 Bonus Plan participants. Subsequently, in connection with Mr. Falcone’s resignation of his positions with the Company, the Company and Mr. Falcone entered into a Separation and General Release Agreement, dated November 25, 2014 (the “Falcone Separation Agreement”), that, among other things, provided Mr. Falcone with a cash payment described under the headings “Compensation and Benefits – Summary Compensation Table,” “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan” and “Falcone Separation Agreement.”

The 2014 Bonus Plan is designed to (i) offer target variable compensation that provide competitive levels of total pay to executives if they achieve target results and (ii) reward and encourage value creation by executives. It provides for annual bonuses comprised of two components. The first component is an individual bonus (the “individual bonus”) based on the achievement of personal performance goals. The second component is a corporate bonus (the “corporate bonus”) based on the achievement of corporate performance measured in terms of the change in the Company’s “Net Asset Value” (as defined below) from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year end (“NAV Return”), in excess of a threshold NAV Return, which for Fiscal 2014 was set at $151.1 million (the “Fiscal 2014 Threshold NAV Return”), representing a 7% increase in the Compensation Committee’s approved Net Asset Value per share at the beginning of Fiscal 2014. Please see the discussion below for additional details for the calculation of the NAV Return.

Corporate Bonus

As stated above, for Fiscal 2014, a portion of the annual bonus (namely, the corporate bonus), was based on the Company’s NAV Return. The Company believes that NAV Return is a good proxy for creation of value for the Company and its stockholders because it encourages, among other things, the generation of cash flow by the Company’s subsidiaries and transactions resulting in appreciation of the assets of the Company and its subsidiaries. Corporate bonuses are awarded annually with a portion immediately vested and a portion subject to vesting over a number of years. A portion of the unvested amounts are subject to forfeiture if the NAV Return thresholds are not satisfied in the following years. Our Compensation Committee believes that paying a corporate bonus consistently based on NAV Return, subject to vesting over a number of years, encourages a long-term focus on value creation for the benefit of our stockholders. If in Fiscal 2014, the Company had not produced a NAV Return greater than $151.1 million, no corporate bonuses would have been earned.

For Fiscal 2014, NAV Return was based on the amount calculated as the product of (i) the percentage increase in the Net Asset Value per share of the Company from the beginning of Fiscal 2014 to the end of Fiscal 2014 multiplied by (ii) the Net Asset Value at the beginning of Fiscal 2014. The 2014 Bonus Plan provides that 12% of the excess, if any, of the NAV Return for Fiscal 2014 over the Fiscal 2014 Threshold NAV Return is to be allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees. This amount was then reduced (as discussed in greater detail below) by our Compensation Committee pursuant to its exercise of its negative discretion.

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

Our Company achieved a NAV Return of $894.61 million during Fiscal 2014. Accordingly, pursuant to the 2014 Bonus Plan, 12% of the portion of the Fiscal 2014 NAV Return that is in excess of $151.1 million or $89.22 million, was allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees. The overall bonus pool was preliminarily divided among all plan participants based on their individual target bonuses as a proportion to the sum of target bonuses. Our Compensation Committee, and our Board, following the recommendation of our senior management, determined the overall bonus pool and the allocation of awards to all plan participants relative to their respective contributions.

For Fiscal 2014, senior management recommended and the Compensation Committee agreed to reduce the corporate bonus pool by $28.66 million to $60.56 million to reflect the use of negative discretion and the offset of board fees and compensatory payments (cash and equity) made by certain of the Company’s subsidiaries or affiliates to certain of the Company’s officers for their service to such subsidiaries or affiliates. For more details regarding such board fees and compensatory payments, see the heading titled “HGI Subsidiary and Affiliate Fees” below.

Pursuant to the 2014 Bonus Plan, awards were paid out in a mix of cash (40%) and equity (60%). The 2014 Bonus Plan was designed such that all awards for Fiscal 2014 greater than two times the target bonus for each plan participant were deferred to subsequent years, in each case, in the proportions as set forth in the charts below. Deferred cash payments may be reduced in subsequent years, if the NAV Return in such years is below a threshold return.

The corporate bonus earned, after reductions taken for compensation payments made by our subsidiaries and affiliates as described below in “HGI Subsidiary and Affiliate Fees”, was distributed to participants as follows:

Up to two times the target corporate bonus pool could be paid out in Fiscal 2014 in the following proportion:

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

Individual Bonus

As stated above, for Fiscal 2014, a portion of the annual bonus (namely, the individual bonus), was based on individual performance achievement against certain pre-established goals. For Messrs. Falcone, Asali and Maura, for Fiscal 2014, 85% of their target annual bonus was the corporate bonus (based on NAV Return) and 15% was the individual bonus based on performance of individual goals. For Mr. Williams, for Fiscal 2014, 60% of his target annual bonus consisted of a corporate bonus and 40% was an individual bonus. For Mr. Sena, for Fiscal 2014, 50% of his target annual bonus consisted of a corporate bonus and 50% was an individual bonus. The performance goals for the individual bonus were determined by our Compensation Committee on an individual basis. Participants earned between 0 and 200% of their individual target bonus based on achievement of the individual performance goals, and the individual bonuses could be earned even if NAV Return during Fiscal 2014 did not exceed the Fiscal 2014 Threshold NAV Return. Each of the named executive officers earned 200% of their individual target bonuses based on achievement of their individual performance goals during Fiscal 2014.

For Fiscal 2014, our Compensation Committee established only objective performance goals for Mr. Falcone’s individual bonus, which were (i) identify companies that are undervalued or fairly valued with attractive financial or strategic characteristics and provide recommendations for Board approval, (ii) receipt of $117 million of dividends and other sources of cash and (iii) the Company will remain in compliance with all corporate governance policies. For Fiscal 2014, Mr. Falcone’s total target bonus was $2.5 million, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Falcone achieved or exceeded each of his individual performance measures. A portion of the amount was paid shortly following the Compensation Committee’s determination of his award. In addition, Mr. Falcone was paid a cash payment in connection with the Falcone Separation Agreement. See “Compensation and Benefits – Summary Compensation Table,” “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan” and “Falcone Separation Agreement.”

For Fiscal 2014, our Compensation Committee established only objective performance goals for Mr. Asali’s individual bonus, which were (i) receipt of $117 million of dividends and other sources of cash, (ii) improve the financial flexibility of our Company through an initial public offering of our insurance subsidiary FGL and (iii) the Company’s compliance with all existing or new debt covenants. For Fiscal 2014, Mr. Asali’s total target bonus was $2.5 million, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Asali achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2014, our Compensation Committee awarded Mr. Asali an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan” for details regarding the amount of Mr. Asali’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

For Fiscal 2014, our Compensation Committee established only objective performance goals for Mr. Williams’ individual bonus, which were (i) receipt of $117 million of dividends and other sources of cash, (ii) improve the financial flexibility of our Company through an initial public offering of our insurance subsidiary FGL, (iii) the Company’s compliance with all existing or new debt covenants and (iv) timely and accurate completion of all external financial reporting by the Company. For Fiscal 2014, Mr. Williams’s total target bonus was $1 million, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Williams achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2014, our Compensation Committee awarded Mr. Williams an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Company Significant Events after Fiscal 2014.”

For Fiscal 2014, our Compensation Committee established only objective performance goals for Mr. Maura’s individual bonus, which were (i) Spectrum Brands’ achievement of $710 million of adjusted EBITDA (as defined below), (ii) Spectrum Brands’ achievement of $340 million of adjusted free cash flow and (iii) receipt of $36 million of dividends by the Company from Spectrum Brands. For the purposes of Mr. Maura’s performance measure, “adjusted EBITDA” was defined as reported operating income plus certain defined add-backs for depreciation, amortization, acquisition, integration and restructuring related charges. For Fiscal 2014,

Mr. Maura’s total target bonus was $2 million, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Maura achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2014, our Compensation Committee awarded Mr. Maura an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan” for details regarding the amount of Mr. Maura’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

For Fiscal 2014, our Compensation Committee established both objective and subjective performance goals for Mr. Sena’s individual bonus, which were (i) preparing debt and equity offering memorandums and debt and equity registrations as directed by the Company’s Chief Financial Officer, (ii) timely and successful completion of all external auditor reviews and audits of the Company, (iii) timely and accurate completion of all financial reporting by the Company and (iv) foster growth and teamwork and meet all project priorities as agreed to with the Company’s Chief Financial Officer. For Fiscal 2014, Mr. Sena’s total target bonus was $200,000, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Sena achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2014, our Compensation Committee awarded Mr. Sena an individual bonus and corporate bonus in excess of his target amounts, which were comprised of immediately vested and deferred cash and equity. See “Compensation and Benefits – Summary Compensation Table” and “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan” for details regarding the amount of Mr. Sena’s individual bonus and corporate bonus and its allocation among immediately vested and deferred cash and equity.

The maximum bonus payment to any individual under our Bonus Plan with respect to any year is subject to the $20 million Award Cap. For Fiscal 2014, this cap limited the total bonus awarded to Mr. Falcone and Mr. Asali in contrast to the amount they would have otherwise earned for Fiscal 2014.

Cash amounts payable pursuant to the 2014 Bonus Plan are included in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal 2014 (although no amounts are actually payable until after the end of Fiscal 2014). However, in the case of equity awards, the SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. The equity awards that were earned by our named executive officers pursuant to the 2014 Bonus Plan in respect of Fiscal 2014 performance were granted on November 25, 2014. As these equity awards will be granted after the end of Fiscal 2014, they are not included in the Summary Compensation Table and Grants of Plan-Based Awards Table in this report, but in accordance with SEC rules will be included in next year’s table for our named executive officers in Fiscal 2014. Notwithstanding the foregoing, we do disclose these awards in this report under “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan.”

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

During Fiscal 2014, our Compensation Committee and our Board, and subsequently our stockholders, approved the Harbinger Group Inc. 2014 Warrant Plan (the “2014 Warrant Plan”), which provided for the issuance to our then Chief Executive Officer, Mr. Falcone, of warrants to purchase 3,000,000 shares of our Common Stock at an exercise price per share of $13.125, which was the per share exercise price equal to 105% of the fair market value of our Common Stock on the date of grant. In determining whether to recommend approval of the 2014 Warrant Plan to the Board, our Compensation Committee considered a variety of factors, including that: (i) our Chief Executive Officer had historically not been paid compensation from the Company for his services to the Company and its subsidiaries; (ii) the warrants to be granted pursuant to the 2014 Warrant Plan have an exercise price above the market price of the underlying Common Stock on the grant date of the warrants, thereby linking any appreciation in the value of the warrants to an increase in the market price of the underlying Common Stock; and (iii) the issuance or exercise of the warrants to be granted under the 2014 Warrant Plan do not have a significant effect on the Company’s ability to use its net operating loss carryforwards.

The warrant is scheduled to expire on March 10, 2019 and vests in five equal tranches over the five-year term of the warrant, with twenty percent (20%) vesting on May 30, 2014 and an additional twenty percent (20%) vesting on each of March 10, 2015, 2016, 2017 and 2018. As described further herein, in connection with the Falcone Separation Agreement, the warrant was amended to provide for its continued vesting in accordance with its vesting schedule as if Mr. Falcone remained employed with the Company through each applicable vesting dates.

Benefits

During Fiscal 2014, we provided our named executive officers with standard medical, dental, vision, disability and life insurance benefits available to employees generally.

We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. In this regard, our named executive officers are eligible to participate in a flexible perquisite account under our FlexNet Program, which permits them to be reimbursed for certain eligible personal expenses, up to a per year cap of $50,000 for Messrs. Falcone, Asali, Williams and Maura and $10,000 for Mr. Sena. Eligible expenses include, but are not limited to, reimbursement for tax preparation, legal services, education programs, health and wellness programs, technology and personal computers, wills and estate planning services and transportation services. Participants are responsible for payment of taxes on FlexNet payments. Reimbursements, at participants’ elections, can be net of taxes and/or include an estimated tax payment, subject to the annual maximum reimbursement cap. Further, we may provide from time to time in our discretion reimbursement for other employment related expenses. The perquisites provided to the named executive officers are quantified in the Summary Compensation Table below.

We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2014 we made discretionary matching contributions of up to 5% of eligible compensation.

HGI Subsidiary and Affiliate Fees

As discussed above, during Fiscal 2014, Messrs. Falcone, Asali, Williams and Maura and certain of our other employees provided services as directors and officer to certain of our subsidiaries and affiliates and were compensated, in the form of cash and equity, by such entities. Specifically, during Fiscal 2014, (i) Mr. Falcone received from HC2 Holdings, Inc., an NYSE listed company, $14,000 in cash and equity, which was valued by our Compensation Committee at $2,520,000; (ii) Mr. Asali received from Spectrum Brands and FGL, each an NYSE listed company, an aggregate of $75,000 in cash and equity, which was valued by our Compensation Committee at $210,000; (iii) Mr. Williams received from Spectrum Brands and FGL, an aggregate of $15,000 in cash and equity, which was valued by our Compensation Committee at $75,000; and (iv) Mr. Maura received from Spectrum Brands, equity, which was valued by our Compensation Committee at $210,000. Our Compensation Committee offset such amounts against compensation Messrs. Falcone, Asali, Williams and Maura and certain of our other employees would have otherwise received from the Company. The foregoing does not reflect offsets that were also applied in respect of any compensation received by Messrs. Falcone, Asali, Williams and Maura from HGI subsidiaries and affiliates after Fiscal 2014.

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

Compensation in Connection with Termination of Employment and Change-In-Control

In determining our employees’ compensation packages, our Compensation Committee recognizes that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally have been designed to achieve our goal of attracting highly qualified executive talent. Messrs. Asali, Williams, Maura and Sena have employment agreements which provide for termination compensation in the form of payment of bonuses and salary and benefit continuation ranging from six to twenty-four months following involuntary termination of employment. During Fiscal 2014, our compensation programs did not provide for any “golden parachute” tax gross-ups to any named executive officer. During Fiscal 2014, we also did not provide any of our named executive officers any “single-trigger” payments due to the occurrence of a change of control of the Company.

As described herein, in connection with Mr. Falcone’s resignation, on November 25, 2014, the Company and Mr. Falcone entered into the Falcone Separation Agreement as detailed in the section titled “Company Significant Events after Fiscal 2014 – Falcone Separation Agreement.”

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

Advisory Vote on Executive Compensation

Our Compensation Committee and our Board considered the results of our stockholder vote regarding the non-binding resolution on executive compensation presented at the 2014 Annual Meeting, where 91.16% of votes cast approved the compensation program described in the Company’s proxy statement for the 2014 Annual Meeting. Our Compensation Committee and our Board have continued to maintain a generally similar compensation philosophy.

At the 2014 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our named executive officers every three years. Our Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our upcoming 2017 Annual Meeting.

Company Significant Events after Fiscal 2014

This section will provide you with a brief review of certain significant events that have occurred at the Company since the end of Fiscal 2014. This section, however, is not a summary of all of the compensation decisions made with respect to our named executive officers after Fiscal 2014, which will be summarized in next year’s report.

Equity Grants Pursuant to the 2014 Bonus Plan

As discussed above in the section titled “Annual Bonus Plan,” the equity awards that were earned by our named executive officers pursuant to the 2014 Bonus Plan in respect of Fiscal 2014 performance were granted on November 25, 2014 and are described below.

In accordance with SEC rules, these equity awards will be included in next year’s Summary Compensation Table and Grants of Plan-Based Awards Table for our named executive officers in Fiscal 2014.

On November 25, 2014, Mr. Asali was granted (i) $1,312,326, in the form of 98,228 fully vested shares of our Common Stock, (ii) $9,036,450, in the form of 676,381 shares of restricted stock which vest as follows: 98,228 on November 29, 2015, 289,077 on November 29, 2016, and 289,076 on November 29, 2017 and (iii) $1,809,401, in the form of nonqualified stock options to purchase 340,232 shares of our Common Stock which vest as follows: 43,145 were vested on the date of grant, 43,145 on November 29, 2015, 126,971 on November 29, 2016 and 126,971 on November 29, 2017.

On November 25, 2014, Mr. Williams was granted (i) $524,928, in the form of 39,291 fully vested shares of our Common Stock, (ii) $3,196,393, in the form of 239,251 shares of restricted stock which vest as follows: 39,291 on November 29, 2015, 99,980 on November 29, 2016, and 99,980 on November 29, 2017 and (iii) $648,673, in the form of nonqualified stock options to purchase 122,344 shares of our Common Stock which vest as follows: 17,258 were vested on the date of grant, 17,258 on November 29, 2015, 43,914 on November 29, 2016 and 43,914 on November 29, 2017.

On November 25, 2014, Mr. Maura was granted (i) $1,049,856, in the form of 78,582 fully vested shares of our Common Stock, (ii) $3,994,720, in the form of 299,006 shares of restricted stock which vest as follows: 78,582 on November 29, 2015, 110,212 on November 29, 2016, and 110,212 on November 29, 2017 and (iii) $866,770, in the form of nonqualified stock options to purchase 165,848 shares of our Common Stock which vest as follows: 34,516 were vested on the date of grant, 34,516 on November 29, 2015, 48,408 on November 29, 2016 and 48,408 on November 29, 2017.

On November 25, 2014, Mr. Sena was granted (i) $104,983, in the form of 7,858 fully vested shares of our Common Stock, (ii) $524,914, in the form of 39,290 shares of restricted stock which vest as follows: 7,858 on November 29, 2015, 15,716 on November 29, 2014, and 15,716 on November 29, 2017 and (iii) $109,200, in the form of nonqualified stock options to purchase 20,709 shares of our Common Stock which vest as follows: 3,452 were vested on the date of grant, 3,452 on November 29, 2015, 6,903 on November 29, 2016 and 6,902 on November 29, 2017.

Falcone Separation Agreement

On November 25, 2014, the Company announced that Mr. Falcone, Chief Executive Officer of the Company and Chairman of the Board, effective December 1, 2014, had resigned from his positions with the Company. Joseph S. Steinberg, an independent member of the Board, became nonexecutive Chairman of the Board effective December 1, 2014.

In connection with Mr. Falcone’s resignation, on November 25, 2014, the Company and Mr. Falcone entered into the Falcone Separation Agreement pursuant to which Mr. Falcone was paid $20,500,000 as a one-time payment, $16,500,000, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3,300,000, which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Falcone Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s resignation, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving the Company, (ii) seek representation or control of the Board or affairs of the Company, (iii) purchase or acquire additional securities of the Company, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing. A special committee of independent members of the Board, advised by outside legal counsel and other advisors, reviewed, negotiated and recommended for approval to the Board the Falcone Separation Agreement, which was then approved by the Board.

COMPENSATION AND BENEFITS

Summary Compensation Table

The following table discloses compensation for Fiscal 2014, Fiscal 2013 and Fiscal 2012 received by Messrs. Falcone, Asali, Williams, Maura and Sena, each of whom was a “named executive officer” during Fiscal 2014. As disclosed in greater detail elsewhere in this report, Mr. Falcone resigned from his positions with the Company on December 1, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (5)(6)	Option and Warrant Awards ($) (5)(6)	Non-Equity Incentive Plan Compensation ($) (7)	All Other Compensation ($) (8)	Total ($)
Philip A. Falcone, former Chairman of the Board and Chief Executive Officer (1)	2014 2013 2012	488,462 — —	— — —		— — —	9,669,990 — —	17,500,000 — —	50,000 50,000 —	27,708,452 50,000 —

Omar M. Asali, Director and President	2014 2013 2012	500,000 500,000 500,000	— — —		12,227,772 10,055,560 1,701,000	2,017,608 1,934,395 1,735,000	7,886,000 8,000,000 7,934,000	138,839 49,940 —	22,770,219 20,539,895 11,870,000

Thomas A. Williams, Executive Vice President and Chief Financial Officer (3)	2014 2013 2012	500,000 500,000 278,846	— — —		4,554,840 1,835,004 240,500	750,825 351,865 233,786	2,836,000 2,980,000 1,448,000	62,750 60,000 6,423	8,704,415 5,726,869 2,207,555

David M. Maura, Executive Vice President and Managing Director (4)	2014 2013 2012	500,000 500,000 500,000	— — —		11,889,468 8,044,448 1,215,000	1,966,376 1,547,516 1,231,850	3,844,000 7,778,000 6,346,000	50,000 50,000 —	18,249,844 17,919,964 9,292,850

Michael Sena, Chief Accounting Officer (9)	2014 2013 2012	250,000 211,538 —	— 100,000 —	(10)	611,388 83,300 —	100,084 108,123 —	480,000 400,000 —	23,231 19,003 —	1,464,703 921,964 —

(1)	During Fiscal 2012 through the end of Fiscal 2013, Mr. Falcone did not receive any compensation for his services to the Company other than $50,000 in Fiscal 2013 as further set forth in footnote 8 below.
(2)	[Reserved.]
(3)	Mr. Williams’ Fiscal 2012 base salary represents the amount he earned from March 5, 2012 (the effective date of employment) to September 30, 2012.
(4)	Excludes the grant of 100,000 Spectrum Brands shares to Mr. Maura on July 25, 2012 as authorized and approved by a subcommittee comprised solely of independent directors of the compensation committee of Spectrum Brands.
(5)	All stock and option awards were granted under the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 22 to Consolidated Financial Statements included in the Original 10-K.
(6)

As discussed in greater detail below, equity awards granted pursuant to the 2014 Bonus Plan were issued after the end of our Fiscal 2014 and are not presented in this table. Such grants will be presented in next year’s table. The equity awards presented in this table were granted in November and December 2013 pursuant to the bonus plan for Fiscal 2013 (the “2013 Bonus Plan”). The equity awards made pursuant to the 2013 Bonus Plan were not included in the Summary Compensation Table or Grants of Plan-Based Awards Table in our report for Fiscal 2013 because such awards were not granted until after the end of our Fiscal 2013. These awards were disclosed, however, in the Compensation Discussion and Analysis in our report for Fiscal 2013. Pursuant to the 2013 Bonus Plan, the following grants were made in November and December 2013: (A) Mr. Asali was granted (i) $1,275,000, in the form of 127,373 fully vested shares of our Common Stock, (ii) $8,925,000, in the form of 891,608 shares of restricted stock which vest as follows: 127,373 on November 29, 2014, 382,118 on November 29, 2015, and 382,117 on November 29, 2016 and (iii) $1,800,000, in the form of nonqualified stock options to purchase 409,091 shares of our Common Stock which vest as follows: 51,136 were vested on the date of grant, 51,136 on November 29, 2014, 153,409 on November 29, 2015 and 153,410 on November 29, 2016; (B) Mr. Williams was granted (i) $510,000, in the form of 50,949 fully vested shares of our Common Stock, (ii) $3,290,000, in the form of 328,621 shares of restricted stock which vest as follows: 50,949 on November 29, 2014, 138,836 on November 29, 2015, and 138,836 on November 29, 2016 and (iii) $670,000, in the form of nonqualified stock options to purchase 152,386 shares of our Common Stock which vest as follows: 20,455 were vested on the date of grant, 20,455 on November 29, 2014, 55,738 on November 29, 2015 and 55,738 on November 29, 2016; (C) Mr. Maura was granted (i) $1,020,000, in the form of 101,898 fully vested shares of our Common Stock, (ii) $8,898,000, in the form of 888,891 shares of restricted stock which vest as follows: 101,898 on November 29, 2014, 393,497 on November 29, 2015, and 393,496 on November 29, 2016 and (iii) $1,750,000, in the form of nonqualified stock options to purchase 397,773 shares of our Common Stock which vest as follows: 40,909 were vested on the date of grant, 40,909 on November 29, 2014, 157,977 on November 29, 2015 and 157,978 on November 29, 2016; and (D) Mr. Sena was granted (i) $102,000, in the form of 10,190 fully vested shares of our Common Stock, (ii) $408,000, in the form of 40,759 shares of restricted stock which vest as follows: 10,190 on November 29, 2014, 15,285 on November 29, 2015, and 15,284 on November 29, 2016 and (iii) $90,000, in the form of nonqualified stock options to purchase 20,455 shares of our Common Stock which vest as follows: 4,091 were vested on the date of grant, 4,091 on November 29, 2014, 6,136 on November 29, 2015 and 6,137 on November 29, 2016. Mr. Falcone did not participate in the 2013 Bonus Plan.
(7)	Reflects the cash portion of the incentive awards earned by our named executive officers pursuant to the 2014 Bonus Plan with respect to services performed for the Company during Fiscal 2014. As discussed in the section titled “Annual Bonus Plan,” amounts in excess of two times the target corporate bonus pool are deferred to subsequent years, resulting in the deferral from amounts listed in this column of $5,886,000, $2,036,000, $2,244,000 and $320,000 for Messrs. Asali, Williams, Maura and Sena, respectively, to be paid out in equal installments in November 2015 and 2016, respectively, as long as the performance that merited these awards is sustained, subject to the Clawback Policy and Malus Provisions as described in the section titled “Summary of Sound Governance Features of our Compensation Programs.” For Mr. Falcone, the form of payment of his 2014 annual bonus in respect of the 2014 Bonus Plan was in cash pursuant to the Falcone Separation Agreement.
(8)	For Mr. Falcone, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for transportation services during Fiscal 2014. For Mr. Asali, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for transportation and administrative services and $88,839 in reimbursement for legal services. For Mr. Williams, amounts in this column represent the Company’s matching contribution under our 401(k) Plan in the amount of $12,750 and the value of his FlexNet cash benefit of $50,000, utilized for transportation services, technology reimbursement, financial services and health and welfare programs. For Mr. Maura, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for health and welfare programs, transportation and travel services. For Mr. Sena, amounts in this column represent the Company’s matching contribution under our 401(k) Plan in the amount of $ 13,230 and the value of his FlexNet cash benefit of $10,000, utilized for health and welfare programs, tax preparation and technology.
(9)	Mr. Sena’s Fiscal 2013 base salary represents the amount he earned from November 19, 2012 (the effective date of employment) to September 30, 2013.
(10)	Represents a one-time signing bonus of $100,000 which was paid to Mr. Sena during Fiscal 2013.

The SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. Accordingly, these tables present equity grants made pursuant to the 2013 Bonus Plan in respect of Fiscal 2013 performance and do not include the equity awards that were earned by our named executive officers pursuant to the 2014 Bonus Plan in respect of Fiscal 2014 performance. See Footnote (6) of the Summary Compensation Table above and “Company Significant Events after Fiscal 2014 – Equity Grants Pursuant to the 2014 Bonus Plan.”

Agreements with Named Executive Officers

Employment Agreements with Messrs. Asali, Williams, Maura and Sena

On February 11, 2014, the Company entered into amended and restated employment agreements with Messrs. Asali, Williams and Maura. Each amended and restated employment agreement provides for a one year term which automatically renews each October 1, subject to earlier termination. The amended and restated employment agreements provide for an annual base salary of $500,000 and entitle the executives to participate in the Company’s annual bonus plan comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the bonus). Messrs. Asali, Williams and Maura previously received an initial equity grant of stock options and restricted stock, in connection with each executive’s entry into his original employment agreement.

Messrs. Asali, Williams and Maura are also subject to certain non-competition restrictions for six (6) months post-termination of employment and certain non-solicitation restrictions for eighteen (18) months post-termination of employment, a four year post-employment cooperation provision and a mutual nondisparagement covenant.

On November 1, 2012, the Company entered into an employment agreement with Mr. Sena as its Senior Vice President and Chief Accounting Officer, effective as of November 19, 2012. Mr. Sena’s annual base salary is $250,000. Mr. Sena’s agreement provided for a one-time signing bonus of $100,000 which was paid to Mr. Sena during Fiscal 2013. In accordance with his employment agreement, Mr. Sena is also eligible for an annual bonus comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the bonus). In addition, on November 19, 2012, Mr. Sena was granted an initial long term equity grant of 10,000 shares of restricted stock and nonqualified stock options to purchase 30,000 shares of our Common Stock. Subject to his continued employment, Mr. Sena’s restricted stock will vest on November 19, 2015 and his option awards will vest 25% per year on the first, second, third and fourth anniversaries of November 19, 2012. Mr. Sena is also subject to certain non-competition restrictions for six months following termination of employment and certain non-solicitation restrictions for 18 months following termination of employment, as well as perpetual confidentiality and non-disparagement provisions.

Grants of Plan-Based Awards for Fiscal 2014

The following table provides information concerning awards granted in Fiscal 2014 to our named executive officers. As disclosed in greater detail elsewhere in this report, Mr. Falcone resigned from his positions with the Company on December 1, 2014.

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair
		Threshold ($)	Target ($)	Maximum ($)(1)	or Units (#) (2)	Options (#) (2)	Awards ($/Sh)	Value ($) (3)
Philip A. Falcone	5/30/2014		2,500,000			3,000,000	$13.125	9,669,990
Omar M. Asali			2,500,000
	12/2/2013					409,091	$11.76	2,017,608
	11/29/2013				127,373			1,528,476
	12/2/2013				891,608			10,699,296
Thomas A. Williams			1,000,000
	12/2/2013					152,386	$11.76	750,825
	11/29/2013				50,949			611,388
	12/2/2013				328,621			3,943,452
David M. Maura			2,000,000
	12/2/2013					397,773	$11.76	1,966,376
	11/29/2013				101,898			1,222,776
	12/2/2013				888,891			10,666,692
Michael Sena			200,000
	12/2/2013					20,455	$11.76	100,084
	11/29/2013				10,190			122,280
	12/2/2013				40,759			489,108

(1)	This reflects the target payouts to our named executive officers pursuant to the 2014 Bonus Plan with respect to services performed for the Company during Fiscal 2014. Note that the 2014 Bonus Plan is payable 60% in equity and 40% in cash. In accordance with SEC rules, the equity portion (payable in stock, restricted stock and options) is not reportable in this report’s Grants of Plan Based Award table or Summary Compensation table, but will be reported in next year’s tables for Fiscal 2015. The maximum bonus payment to any individual under the 2014 Bonus Plan with respect to any year is subject to the $20 million Award Cap.
(2)	All restricted stock and option awards made in Fiscal 2014 were granted pursuant to the 2011 Plan. The warrants granted to Mr. Falcone were granted pursuant to the 2014 Warrant Plan.
(3)	This column reflects the aggregate grant date fair value of the option and stock awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Note 20 to Consolidated Financial Statements included in the Original 10-K.

Outstanding Equity Awards as of September 30, 2014

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Philip A. Falcone	600,000	2,400,000	(13)	—	13.125	3/10/2019	—		—
Omar M. Asali	500,000	500,000	(3)	—	4.86	2/14/2022	350,000	(3)	4,592,000
	142,136	402,764	(4)	—	8.52	11/29/2022	882,680	(4)	11,580,762
	51,136	357,955	(9)	—	11.76	11/29/2023	891,608	(9)	11,697,897
Thomas A. Williams	—	70,000	(5)	—	4.81	5/14/2022	50,000	(5)	656,000
	56,854	43,967	(6)	—	8.52	11/29/2022	96,356	(6)	1,264,191
	20,455	131,931	(10)	—	11.76	11/29/2023	328,621	(10)	4,311,508
David M. Maura	—	355,000	(3)	—	4.86	2/14/2022	250,000	(3)	3,280,000
	113,708	322,212	(7)	—	8.52	11/29/2022	706,144	(7)	9,264,609
	40,909	356,864	(11)	—	11.76	11/29/2023	888,891	(11)	11,662,250
Michael Sena	7,500	22,500	(8)	—	8.33	2/12/2023	10,000	(8)	131,200
	4,091	16,364	(12)	—	11.76	11/29/2023	40,759	(12)	534,758

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our Common Stock) on the date of grant, except for Mr. Falcone’s grant pursuant to the 2014 Warrant Plan, for which the exercise price is equal to 105% of the fair market value (closing sale price of our Common Stock) on the date of grant.
(2)	The amounts in this column reflect the fair market value of the unvested restricted stock based on the closing stock price of $13.12 on the last trading day in Fiscal 2014.
(3)	Messrs. Asali’s and Maura’s unvested option awards vest in equal annual installments on the third and fourth anniversaries of October 1, 2011, and their restricted stock will vest on October 1, 2014.
(4)	Mr. Asali’s unvested option awards will vest as follows: 201,382 on November 29, 2014 and 201,382 on November 29, 2015. Mr. Asali’s restricted stock will vest as follows: 441,340 on November 29, 2014, and 441,340 on November 29, 2015.

(5)	Mr. Williams’ unvested option awards vest in equal annual installments on the third and fourth anniversaries of March 5, 2012 and his restricted stock will vest on March 5, 2015.
(6)	Mr. Williams’ unvested option awards will vest as follows: 21,984 on November 29, 2014 and 21,983 on November 29, 2015. Mr. Williams’ restricted stock will vest as follows: 48,178 on November 29, 2014, and 48,178 on November 29, 2015.
(7)	Mr. Maura’s unvested option awards will vest as follows: 161,106 on November 29, 2014 and 161,106 on November 29, 2015. Mr. Maura’s restricted stock will vest as follows: 353,072 on November 29, 2014, and 353,072 on November 29, 2015.
(8)	Mr. Sena’s option award will vest in equal annual installments on the second, third and fourth anniversaries of November 19, 2012 and his restricted stock will vest on November 19, 2015.
(9)	Mr. Asali’s unvested option awards will vest as follows: 51,136 on November 29, 2014, 153,409 on November 29, 2015 and 153,410 on November 29, 2016. Mr. Asali’s restricted stock will vest as follows: 127,373 on November 29, 2014, 382,118 on November 29, 2015, and 382,117 on November 29, 2016.
(10)	Mr. William’s unvested option awards will vest as follows: 20,455 on November 29, 2014, 55,738 on November 29, 2015 and 55,738 on November 29, 2016. Mr. William’s restricted stock will vest as follows: 50,949 on November 29, 2014, 138,836 on November 29, 2015, and 138,836 on November 29, 2016.
(11)	Mr. Maura’s unvested option awards will vest as follows: 40,909 on November 29, 2014, 157,977 on November 29, 2015 and 157,978 on November 29, 2016. Mr. Maura’s restricted stock will vest as follows: 101,898 on November 29, 2014, 393,497 on November 29, 2015, and 393,496 on November 29, 2016.
(12)	Mr. Sena’s unvested option awards will vest as follows: 4,091 on November 29, 2014, 6,136 on November 29, 2015 and 6,137 on November 29, 2016. Mr. Sena’s restricted stock will vest as follows: 10,190 on November 29, 2014, 15,285 on November 29, 2015, and 15,284 on November 29, 2016.
(13)	Mr. Falcone’s unvested warrant awards will vest as follows: 600,000 on each of March 10, 2015, 2016, 2017 and 2018.

Option Exercises and Stock Vested in Fiscal 2014

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Philip A. Falcone	—	—		—		—
Omar M. Asali	—	—		127,373	(1)	1,528,476
				148,775	(2)	1,785,300
Thomas A. Williams	70,000	$537,607	(4)	50,949	(1)	611,388
				59,510	(2)	714,120
David M. Maura	355,000	$2,576,058	(4)	101,898	(1)	1,222,776
				56,854	(2)	682,248
Michael Sena	—	—		10,190	(1)	122,280

(1)	Represents stock awards granted pursuant to the 2013 Bonus Plan which was fully vested on the November 29, 2013 date of grant.
(2)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2012, which vested on November 29, 2013.
(3)	The value realized on vesting is based on the stock price of $12.00 on November 29, 2013.
(4)	The value realized on exercise is based on a weighted average stock price derived from a stock price range of $12.00 to $12.98 during a series of exercises that occurred during Fiscal 2014.

Pension Benefits

For Fiscal 2014, the Company did not maintain any defined benefit pension plan for the benefit of our named executive officers.

Nonqualified Deferred Compensation

Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool. These cash amounts, payable on a deferred basis pursuant to the 2013 Bonus Plan, were previously included as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal 2013, but were not reflected in the Nonqualified Deferred Compensation table for Fiscal 2013 because these amounts were awarded in November 2013, which was after the completion of Fiscal 2013. Similarly, the portion of the cash bonuses earned under the 2014 Bonus Plan but payable on a deferred basis were awarded in November 2014, which was after the completion of Fiscal 2014, and are therefore not included in the table below.

Name	Registrant Contributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Philip A. Falcone	—	—
Omar M. Asali	$6,000,000	$8,967,500
Thomas A. Williams	$2,180,000	$2,504,000
David M. Maura	$6,178,000	$8,551,000
Michael Sena	$240,000	$240,000

Payments Upon Termination and Change of Control

Termination Payments Payable to Messrs. Asali, Williams and Maura

If during the term of the amended and restated employment agreements, the Company terminates an executive’s employment without “Cause” (as defined in each amended and restated employment agreement) or if the executive terminates his employment for “Good Reason” (as defined below), subject to the executive executing a general release of claims in favor of the Company, the Company is required to pay or provide the executive with: (i) his base salary for twelve months in continuing installments; (ii) vesting of the initial equity grant on the dates it would otherwise have vested (and the restrictions on the restricted stock will lapse) had executive continued to be an active employee of the Company; (iii) vesting of 100% of the unpaid deferred cash portion, if any, of annual bonuses awarded for years prior to the year of termination, with payment on the same scheduled payment dates (provided that the deferral shall not be for more than four years) and vesting of 100% of the unvested equity portion, if any, of annual bonuses awarded for years prior to the year of termination, with such vesting to occur on the same dates that such equity would otherwise vest had the executive continued to be an active employee of the Company; (iv) eligibility to receive a pro-rata annual bonus for the year of termination, based on achievement of performance, provided that the cash portion of such bonus shall be paid and the equity portion of such bonus shall be granted in the same proportion of cash and equity that are granted to other Company executives, and 50% of such amounts shall be paid within 74 days after the end of the fiscal year and the remaining 50% shall be paid on the first anniversary of such date and (vi) COBRA reimbursement for a period of up to twelve (12) months (the “Benefits Continuation”). In addition, the Company shall pay the executive any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.

In addition, during the period beginning sixty days prior to a Change in Control (as defined in each amended and restated employment agreement) or, if earlier, upon the signing of a definitive agreement to enter into a Change in Control (which in each case actually results in a Change in Control) and ending upon the first anniversary of such Change in Control, if the Company terminates the executive’s employment without Cause or if the executive terminates his employment for Good Reason, then in lieu of the severance described above, the Company shall pay or provide the executive with: (i) the sum of two times (x) his base salary and (y) the greater of (A) target variable compensation (per the relevant year’s bonus plan) or (B) $2,500,000, payable in installments over 24 months; (ii) vesting of the initial equity grant as set forth above; (iii) vesting of 100% of any unvested equity for annual bonuses awarded prior to the year of termination; (iv) 100% vesting of the unpaid deferred cash portion, if any of annual bonuses awarded for years prior to the year of termination, with payment within 74 days after the Change in Control or cessation of employment (unless Section 409A of the Internal Revenue Code requires payment on the original payment dates); (v) eligibility for a pro rata annual bonus for the year of termination, based on achievement of performance determined in accordance with the employment agreement, provided that 50% of such amounts shall be paid in cash within 74 days after the end of the fiscal year and the remaining 50% shall be paid in cash on the first anniversary of such date; (vi) outplacement services; and (vii) COBRA reimbursement for up to 18 months.

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

“Good Reason” for each of Messrs. Asali, Williams and Maura means the occurrence, without an executive’s express written consent, of any of the following events: (A) a material diminution in executive’s authority, duties, responsibilities or title; (B) a diminution of base salary; (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from his primary residence at the time of such change, except for travel consistent with the terms of the employment agreement; (D) the Company gives notice that the term of the employment agreement is not to be extended so long as the executive continues to perform his duties for the Company through the end of the term and separates from the Company at the end of the term; (E) a material breach by the Company of the employment agreement; (F) the failure by the Company to provide for executive’s participation in an annual bonus arrangement (whether paid annually or over a period not to exceed four fiscal years); or (G) the Company’s material reduction in the target amount or maximum bonus opportunity that may be earned under the Company’s bonus arrangement if the performance criteria are satisfied (and for Mr. Asali only, modification of the Company’s bonus arrangement in a manner that materially reduces executive’s reasonable opportunity to achieve such bonus, relative to executive’s prior participation). In addition, for Mr. Asali only, Good Reason includes if Mr. Asali is not re-nominated to the Board (unless such nomination would violate any legal restriction or order or would cause the Board to be in breach of its fiduciary obligations). An executive must give the Company a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within ninety (90) days after the executive has knowledge that an event constituting Good Reason has occurred, or is deemed to have occurred and must give the Company thirty (30) days to cure. If not cured, the executive must actually terminate his or her employment within 120 days following the event constituting Good Reason; otherwise, that event will no longer constitute Good Reason (except with respect to (D) above).

Termination Payments Payable to Mr. Sena

If during the term of his employment agreement, the Company terminates Mr. Sena’s employment without “Cause” (as defined in his employment agreement) or if Mr. Sena resigns his employment for “Good Reason” (as defined below), then, subject to receiving a signed separation agreement and general release of claims from Mr. Sena, the Company shall pay or provide Mr. Sena with (i) severance equal to six months base salary in accordance with the terms of the Company’s then current severance plan, (ii) vesting of the initial equity grant on a pro-rata basis based on the length of time elapsed (calculated as if Mr. Sena worked for an additional six months after the date of termination), (iii) payment of any non-deferred portion of the annual bonus for the prior year which was earned but unpaid, and (iv) eligibility for a pro-rated annual bonus for the fiscal year of termination, but only to the extent that the bonus is based on his achieving objective goals based entirely on his performance, and he has actually achieved those goals before his termination. In addition, the Company shall pay Mr. Sena any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses. Mr. Sena is not eligible to receive any Corporate Bonus (based on increase in NAV), or any other individual bonus, in the fiscal year of termination unless he remains employed through the last business day of such fiscal year.

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

“Good Reason” for Mr. Sena means the occurrence, without an executive’s express written consent, of any of the following events: (A) a material diminution in executive’s authority, duties, responsibilities or title; (B) a diminution of base salary; (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from his primary residence at the time of such change, except for travel consistent with the terms of the employment agreement; or (D) a material breach by the Company of the employment agreement. Mr. Sena must give the Company a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within twenty-five (25) days after the executive has knowledge that an event constituting Good Reason has occurred, or is deemed to have occurred and must give the Company thirty (30) days to cure. If not cured, the executive must actually terminate his or her employment within 120 days following the event constituting Good Reason; otherwise, that event will no longer constitute Good Reason (except with respect to (D) above).

Termination Payments Payable to Mr. Falcone

In connection with Mr. Falcone’s resignation, on November 25, 2014, the Company and Mr. Falcone entered into the Falcone Separation Agreement as detailed in the section titled “Company Significant Events after Fiscal 2014 – Falcone Separation Agreement.” Regardless of the Falcone Separation Agreement, however, if Mr. Falcone has been terminated on September 30, 2014, he would be entitled to receive the value of his earned Fiscal 2014 bonus and the continued vesting of warrants to purchase up to 3,000,000 shares of the Company’s Common Stock previously granted to Mr. Falcone under the 2014 Warrant Plan as if Mr. Falcone remained employed with the Company through each applicable vesting date.

Summary of Termination Payments

The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Williams, Maura and Sena, if their employment was terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2014.

Termination without Cause or for Good Reason

Name	Cash Severance (1)	Initial Equity Grant (2)	Prior Year Annual Bonus (3)	Benefits Continuation (4)	Total
Omar M. Asali	$500,000	$8,722,000	$34,585,692	$39,632	$43,847,324
Thomas A. Williams	500,000	1,237,700	8,461,373	39,632	10,238,705
David M. Maura	500,000	6,212,300	31,445,369	39,632	38,197,302
Michael Sena	125,000	195,242	—	—	320,242

(1)	For Messrs. Asali, Williams and Maura, this column reflects payment of twelve months of base salary, payable in continuing installments. For Mr. Sena, this column reflects payment of six months of base salary, payable in continuing installments.
(2)	For Messrs. Asali, Williams and Maura, the initial equity grant vests on the dates it would otherwise have vested (and the restrictions on the restricted stock lapse) had executive continued to be an active employee of the Company. For Mr. Sena, the initial equity grant vests on a pro-rata basis based on the length of time elapsed (calculated as if the executive worked an additional six months) upon a termination without Cause or for Good Reason. For Messrs. Asali, Williams and Maura, the figures represent the value of the entire unvested portion of the original grant of restricted stock and options, based on the closing stock price of $13.12 on the last trading day in Fiscal 2014. For Mr. Sena, the figure represents the value of one-third of the unvested portion of the original grant of options and the value of two-thirds of the original grant of restricted stock, based on the closing stock price of $13.12 on the last trading day in Fiscal 2014.
(3)	For Messrs. Asali, Williams and Maura, this column reflects vesting of 100% of the unpaid deferred cash portion under prior year bonus plans and vesting of 100% of the unvested equity portion granted pursuant to prior year bonus plans, based on the closing stock price of $13.12 on the last trading day in Fiscal 2014. In addition, Messrs. Asali, Williams, Maura and Sena would each be entitled to receive their actual bonus for Fiscal 2014 (as described above) because they worked through the last day of that fiscal year.
(4)	For Messrs. Asali, Williams and Maura, this column reflects COBRA premium reimbursements for 12 months, which are also payable if the executive’s employment is terminated due to death or Disability.

The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Williams and Maura if their employment was terminated without Cause or for Good Reason during the period that begins sixty days prior to a Change in Control and ends upon the first anniversary of such Change in Control. The amounts shown assume that such termination was effective as of September 30, 2014.

Upon a Termination without Cause or for Good Reason within Change of Control Period

Name	Cash Severance (1)	Initial Equity Grant (2)	Prior Year Annual Bonus (3)	Benefits Continuation (4)	Outplacement Services (5)	Total
Omar M. Asali	$6,000,000	$8,722,000	$34,585,692	$59,448	$15,000	$49,382,140
Thomas A. Williams	$6,000,000	$1,237,700	$8,461,373	$59,448	$15,000	$15,773,521
David M. Maura	$6,000,000	$6,212,300	$31,445,369	$59,448	$15,000	$43,732,118

(1)	This column reflects the sum of two times (x) base salary and (y) the greater of (A) target bonus compensation or (B) $2,500,000, payable in installments over 24 months.
(2)	Vesting of initial equity grants as provided above.
(3)	This column reflects payment of 100% of the unpaid deferred cash portion under prior year bonus plans and vesting of 100% of the unvested equity portion granted pursuant to prior year bonus plans, based on the closing stock price of $13.12 on the last trading day in Fiscal 2014. Note that Messrs. Asali, Williams and Maura would each also be entitled to receive their full bonus for the fiscal year of termination (as described above) because they worked through the last day of Fiscal 2014.
(4)	This column reflects COBRA premium reimbursement payments for up to 18 months. In addition, COBRA premium reimbursements are payable for 12 months if the executive’s employment is terminated due to death or Disability.
(5)	This column reflects estimated payments for outplacement services.

Director Compensation

Directors who are not employees of the Company or of Harbinger Capital (or an affiliate) (“non-employee directors”) receive an annual retainer of $80,000 (paid on a quarterly basis). Non-employee directors also receive an annual equity award of $80,000, granted as restricted stock or restricted stock units, which vest on the last date of the Company’s fiscal year, subject to continued service on the Board on such date.

In addition, newly elected non-employee directors receive a commencement equity award of $80,000, granted as restricted stock or restricted stock units, to vest in full on the one-year anniversary of the commencement of each such director’s service on the Board. Newly elected directors are only entitled to receive the annual equity award in the first fiscal year commencing immediately following the date such newly elected director becomes a member of the Board.

For Fiscal 2014, compensation for service on special, audit and compensation committees is paid in quarterly installments as follows:

Committee	Chair Annual Retainer	Member Annual Retainer
Special	$30,000	$20,000
Audit	$26,000	$15,000
Compensation	$15,000	$6,000
Nominating and Corporate Governance	$10,000	$5,000

In addition, if a non-employee director attends in excess of 20 in-person committee meetings of our Board in one fiscal year, then such director receives $1,500 for each meeting in excess of 20 that such director attends.

We maintain a non-employee director share retention requirement, requiring each non-employee director to retain ownership of 100% of his or her covered shares, net of taxes and transaction costs, until the earlier of (i) the date of such director’s termination of employment or (ii) the date such person is no longer a director.

On September 18, 2014, equity awards of 6,079 restricted stock units were granted to each of Messrs. Luterman and Ianna, which vested on September 30, 2014. On May 30, 2014, equity awards of 6,962 restricted stock units were granted to Mr. Davis, which vest on February 15, 2015.

Director Compensation Table

The following table shows for Fiscal 2014 certain information with respect to the compensation of the directors of the Company, excluding Philip A. Falcone, Omar M. Asali and David Maura whose compensation is disclosed above in the section entitled “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Lap W. Chan (2)	$67,320	$—	$67,320
Frank Ianna	102,070	80,000	182,070
Gerald Luterman	102,070	80,000	182,070
Joseph Steinberg (3)	—	—	—
Eugene I. Davis (4)	74,112	82,430	156,542
Keith Hladek (3)	—	—	—
Andrew Whittaker (3)	—	—	—

(1)	This column reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). On May 30, 2014, equity awards of 6,962 restricted stock units were granted to Mr. Davis, which vest on February 15, 2015. On September 18, 2014, equity awards of 6,079 restricted stock units were granted to each of Messrs. Luterman and Ianna, which vested on September 30, 2014.
(2)	Mr. Chan ceased to be a director on May 30, 2014.
(3)	Messrs. Falcone, Maura and Asali were employees of our Company and did not receive any compensation from the Company for their services as HGI directors. See section titled “Summary Compensation Table.” Mr. Hladek was an employee of Harbinger Capital and did not receive any compensation for his service as a director of the Company. Messrs. Falcone and Hladek resigned from the Board, effective as of December 1, 2014. Messrs. Steinberg and Whittaker joined the Board on July 1, 2014. Messrs. Steinberg and Whittaker are entitled to, but have not yet received, compensation for their services as directors.
(4)	Mr. Davis joined the Board on February 25, 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Currently, our Compensation Committee is composed of Messrs. Eugene I. Davis (Chairman), Frank Ianna, Gerald Luterman and Joseph S. Steinberg. None of the members of our Compensation Committee is or has ever been one of our officers or employees. In addition, during Fiscal 2014, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

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

THE COMPENSATION COMMITTEE

Eugene I. Davis (Chairman)

Frank Ianna

Gerald Luterman

Joseph S. Steinberg

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the number of shares of our Common Stock beneficially owned as of January 19, 2015 by:

•	each director and named executive officer,

•	each person known to us to beneficially own more than 5% of our outstanding Common Stock (the “5% stockholders”), and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders and the number of shares of our Common Stock beneficially owned, including shares of our Common Stock which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to applicable community property laws. As of January 19, 2015, there were 201,516,318 shares of Common Stock outstanding (including shares of restricted stock) and 3,668,837 shares issuable upon the exercise of outstanding options and warrants and the vesting of restricted stock units that are currently exercisable or become exercisable or vest, as applicable, within 60 days of January 19, 2015.

Included in the computation of the number of shares of our Common Stock outstanding and beneficially owned by a person and the percentage ownership of that person in the table below are shares of our Common Stock that are subject to options, warrants or restricted stock units held by that person that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of January 19, 2015. These shares of our Common Stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Harbinger Group Inc., 450 Park Avenue, 29th floor, New York, New York 10022.

Name and Address	Beneficial Ownership	Percent of Class
5% Stockholders
Leucadia National Corporation (1)	46,633,479	23.14%
Funds affiliated with Harbinger Capital (2)	37,767,583	18.74%
CF Turul Group (3)	32,994,740	16.37%
Leon G. Cooperman (4)	10,811,163	5.36%
Our Directors and Named Executive Officers
Omar M. Asali (5)	3,653,554	1.80%
Eugene I. Davis (6)	19,912	*
Philip A. Falcone (7)	38,967,583	19.22%
Frank Ianna	16,516	*
Gerald Luterman	16,516	*
David M. Maura (8)	2,380,250	1.18%
Michael Sena (9)	124,289	*
Joseph S. Steinberg	—	—
Andrew Whittaker	—	—
Thomas A. Williams (10)	854,141	*

All current directors and executive officers as a group (9 persons) (11)	7,065,178	3.47%

*	Indicates less than 1% of our outstanding Common Stock.
(1)	Based solely on a Schedule 13D, Amendment No. 2, filed with the SEC on November 26, 2014, Leucadia is the beneficial owner of 46,633,479 shares of our Common Stock, including the 28,000,000 shares Leucadia may from time to time sell and receive the proceeds from such sale for its own account. The address of Leucadia is 520 Madison Avenue, New York, New York 10022.
(2)

Based solely on a Schedule 13D, Amendment No. 25, filed with the SEC on December 10, 2014, the Master Fund is the beneficial owner of 30,753,730 shares of our Common Stock, the Special Situations Fund is the beneficial owner of 3,650,057 shares of our Common Stock, Global Opportunities Breakaway Fund, L.P. (“Breakaway LP”) is the beneficial owner of 3,057,213 shares of our Common Stock and Global Opportunities Breakaway MM, L.L.C. (“Breakaway MM”) is the beneficial owner of 306,583 shares of our Common Stock. The shares of our Common Stock beneficially owned by the Master Fund may also be deemed to be beneficially owned by Harbinger Capital, the investment manager of the Master Fund; Harbinger Holdings, LLC (“Harbinger Holdings”), the managing member of Harbinger Capital; and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Master Fund. The shares of our Common Stock beneficially owned by the Special Situations Fund may be deemed to be beneficially owned by Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the general partner of the Special Situations Fund; Harbinger Holdings, the managing member of HCPSS; and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Special Situations Fund. The shares of our Common Stock beneficially owned by Breakaway LP may be deemed to be beneficially owned by Harbinger Capital Partners II LP (“HCP II”), the investment manager of Breakaway LP; Harbinger Capital Partners II GP LLC (“HCP II GP”), the general partner of HCP II; and Mr. Falcone, the managing member of HCP II GP and the portfolio manager of Breakaway LP. The shares of our Common Stock beneficially owned by Breakaway LP may also be deemed to be beneficially owned by Global Opportunities Breakaway Funds GP, L.L.C. (“Breakaway GP”), the general partner of Breakaway LP, and by Breakaway MM, the managing member of Breakaway GP. The shares of our Common Stock beneficially owned by Breakaway LP and Breakaway MM may also be deemed to be beneficially owned by Mr. Falcone. The Master Fund has reported in its Schedule 13D, as amended, that a portion of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. In addition, Breakaway LP reported in its Schedule 13D, as amended, that it is subject to a liquidation proceeding in the Cayman Islands and, as a result of such proceeding, its shares of Common Stock owned directly by it may be deemed not to be beneficially owned by any other persons. The address of the Master Fund is c/o International Fund Services (Ireland) Limited, 78 Sir John Rogerson’s Quay, Dublin L2, Ireland. The address of Breakaway GP, Breakaway LP, Breakaway MM and the Special Situations Fund is 450 Park Avenue, 30th floor, New York, New York, 10022.
(3)	Based solely on a Schedule 13D, Amendment No. 3, filed with the SEC on May 19, 2014, CF Turul LLC (“CF Turul”) is the beneficial owner of 32,994,740 shares of our Common Stock. The 32,994,740 shares excludes one share of our preferred stock owned by CF Turul, which cannot be converted into Common Stock. As described in the Schedule 13D, each of Fortress Credit Opportunities Advisors LLC, Fortress Credit Opportunities MA Advisors LLC, Fortress Credit Opportunities MA II Advisors LLC, FCO MA LSS Advisors LLC, Fortress Credit Opportunities MA Maple Leaf Advisors LLC, Fortress Global Opportunities (Yen) Advisors LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Special Opportunities Advisors LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC, Mr. Peter L. Briger, Jr., and Mr. Constantine M. Dakolias (collectively, the “CF Turul Group”) may also be deemed to be the beneficial owner of our shares of Common Stock beneficially owned by CF Turul, assuming the effectiveness of a joint investment committee agreement. The business address of CF Turul is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(4)	Based solely on a Schedule 13G, Amendment No. 1, filed with the SEC on January 27, 2015, Mr. Cooperman is the Managing Member of Omega Associates, L.L.C. (“Associates”). Associates is the general partner of limited partnerships known as Omega Capital Partners, L.P. (“Capital LP”), Omega Capital Investors, L.P. (“Investors LP”), and Omega Equity Investors, L.P. (“Equity LP”). Mr. Cooperman is the President, CEO, and majority stockholder of Omega Advisors, Inc. (“Advisors”) and Mr. Cooperman is deemed to control said entity. Advisors serves as the investment manager to Omega Overseas Partners, Ltd. (“Overseas”). Mr. Cooperman has investment discretion over Overseas’ portfolio investments. Advisors serves as a discretionary investment advisor to a limited number of institutional clients (the “Managed Accounts”). As to the shares of Common Stock owned by the Managed Accounts, there would be shared power to dispose or to direct the disposition of such shares because the owners of the Managed Accounts may be deemed beneficial owners of such shares as a result of their right to terminate the discretionary account within a period of 60 days. Mr. Cooperman is the ultimate controlling person of Associates, Capital LP, Investors LP, Equity LP, Overseas, and Advisors. Mr. Cooperman may be deemed the beneficial owner of 10,811,163 shares of Common Stock, which consists of: 2,374,367 shares owned by Capital LP; 1,096,459 shares owned by Investors LP; 1,103,100 shares owned by Equity LP; 3,073,000 shares owned by Overseas; and 3,164,237 shares owned by the Managed Accounts. Except as otherwise indicated, the principal business address of Mr. Cooperman and his affiliated entities and Managed Accounts is 11431 W. Palmetto Park Road, Boca Raton FL 33428. The registered address of Overseas is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands, British West Indies.
(5)	Includes 2,414,619 shares of Common Stock and 1,238,935 shares of Common Stock underlying options that have vested or will vest within 60 days of January 19, 2015. Does not include 1,055,288 shares subject to unvested options that do not vest within 60 days of January 19, 2015. Such amounts do not include 106,553 shares of our Common Stock held by a charitable foundation of which Mr. Asali and his spouse are trustees.
(6)	Includes 12,950 shares of Common Stock and 6,962 shares of Common Stock underlying restricted stock units that vest within 60 days of January 19, 2015.
(7)	Based solely on a Schedule 13D, Amendment No. 25, filed with the SEC on December 10, 2014, Mr. Falcone, the managing member of Breakaway MM, Harbinger Holdings and HCP II GP and portfolio manager of each of the Master Fund and the Special Situations Fund, may be deemed to indirectly beneficially own 37,767,583 shares of our Common Stock. Mr. Falcone has shared voting and dispositive power over all such shares. The Master Fund has reported in its Schedule 13D, as amended, that a portion of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. Breakaway LP reported in its Schedule 13D, as amended, that it is subject to a liquidation proceeding in the Cayman Islands and, as a result of such proceeding, its shares of Common Stock owned directly by it may be deemed not to be beneficially owned by any other persons. The amount of shares of Common Stock beneficially owned by Mr. Falcone includes 1,200,000 shares of Common Stock underlying warrants awarded to Mr. Falcone under the 2014 Warrant Plan that have vested or will vest within 60 days of January 19, 2015 and does not include 1,800,000 shares underlying unvested warrants that do not vest within 60 days of January 19, 2015. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.
(8)	Includes 1,953,027 shares of Common Stock and 391,148 shares of Common Stock underlying options that have vested or will vest within 60 days of January 19, 2015. Does not include 785,893 shares underlying unvested options that do not vest within 60 days of January 19, 2015. Also includes 36,075 shares of Common Stock contributed by Mr. Maura to a charitable foundation that may be deemed to be beneficially owned by Mr. Maura.
(9)	Includes 97,655 shares of Common Stock and 26,634 shares of Common Stock underlying options that have vested or will vest within 60 days of January 19, 2015. Does not include 44,530 shares underlying unvested options that do not vest within 60 days of January 19, 2015.
(10)	Includes 682,135 shares of Common Stock and 172,006 shares of Common Stock underlying options that have vested or will vest within 60 days of January 19, 2015. Does not include 273,545 shares underlying unvested options that do not vest within 60 days of January 19, 2015.
(11)	Includes 5,193,418 shares of Common Stock and 1,835,685 shares of Common Stock underlying options, warrants or restricted stock units that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of January 19, 2015. Also includes 36,075 shares of Common Stock contributed by Mr. Maura to a charitable foundation that may be deemed to be beneficially owned by Mr. Maura. Does not include 2,159,256 shares underlying unvested options that do not vest within 60 days of January 19, 2015.

Changes in Control

To the knowledge of the Company, there are no arrangements, including any pledge by any person of securities of the Company or any of its parents, the operation of which may, at a subsequent date, result in a change in control of the Company, other than ordinary default provisions that may be contained in our Charter or Bylaws, or trust indentures, or other governing instruments relating to the securities of the Company.

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

Our stockholders have approved the adoption of: (i) the 2011 Plan, pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates and which authorizes the issuance of up to 24 million shares of Common Stock of the Company; and (ii) the 2014 Warrant Plan, which provided for the issuance to our then Chief Executive Officer, Mr. Falcone, of warrants to purchase 3,000,000 shares of our Common Stock at an exercise price per share of $13.125, which was the per share exercise price equal to 105% of the fair market value of our Common Stock on the date of grant. The descriptions of the 2011 Plan and the 2014 Warrant Plan above are qualified in its entirety by reference to the full text of such plans.

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

In November 2012, HGI and Harbinger Capital entered into a reciprocal services agreement with respect to the provision of services to each other going forward, which was amended on November 25, 2014 (the “Services Agreement”). Pursuant to the Services Agreement, the parties each agreed to provide or cause to be provided services to each other, including their respective affiliates and subsidiaries. The services may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. Each party will pay the other party a service fee for the services provided and such service fee is intended to be the actual cost of the service without profit but including, as applicable, one-time costs, out-of pocket costs, costs of consents, fully loaded hourly rates and any pass through or allocation of payments. The Services Agreement provides that the parties are subject to confidentiality obligations and that the parties will indemnify each other and their related parties against certain costs and liabilities arising out of the performance of the Services Agreement. The Services Agreement will continue in effect until terminated by either party, following ninety (90) days advance written notice. HGI recognized $5.7 million of expenses under the Service Agreement with respect to Fiscal 2014. The Company believes that the amount of expenses recognized is reasonable; however, it does not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

On March 18, 2014, HGI entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014, by and among HCP Stockholders and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23.0 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 million in cash. HGI did not sell any securities in the transaction. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HGI’s Board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HGI that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HGI’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HGI to counterparties who hold, or after giving effect to a sale, would hold, in excess of 4.9% of HGI’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HGI’s Board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares of Common Stock that Leucadia acquired and HGI entered into a Registration Right Acknowledgment among it, the HCP Stockholders and Leucadia, acknowledging such transfer.

In December 2013, FGL completed an initial public offering of 9.75 million shares of common stock, and the underwriters exercised their option to purchase from FGL an additional 1.46 million shares of common stock, at a price of $17.00 per share. Jefferies LLC (“Jefferies”), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which, through subsidiaries, beneficially owns more than 10% of HGI’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9 million, a portion of which was paid to Jefferies as a participating underwriter.

In January 2014 and September 2014, HGI completed Rule 144A/Regulation S offerings of HGI’s 7.750% Senior Notes due 2022, in aggregate principal amounts of $200 million and $200 million, respectively. Jefferies, one of the participating initial purchasers in each offering, is a wholly owned subsidiary of Leucadia, which, through subsidiaries, beneficially owns more than 10% of HGI’s outstanding shares of Common Stock. The initial purchasers in these offerings received aggregate discounts and commissions paid by HGI in the January and September offerings of $4.0 million and $2.5 million, respectively, portions of which were paid to Jefferies as a participating initial purchaser.

During Fiscal 2014, FGL, a subsidiary of HGI, invested in collateralized loan obligations (“CLOs”) issued by affiliates of Fortress Investment Group LLC, which, through affiliates, has acquired an ownership interest greater than 10% ownership in HGI as of September 30, 2014. The CLOs had an aggregate total carrying value of $196.8 million as of September 30, 2014.

Director Independence

The disclosure included in Item 10 of this Form 10-K/A under the heading “Corporate Governance – Director Independence” is incorporated by reference into this Item 13 of this Form 10-K/A.

Item 14.	Principal Accounting Fees and Services

In accordance with Sarbanes-Oxley, the Audit Committee Charter provides that the Audit Committee of our Board has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”), the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services, so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. The Audit Committee has also delegated pre-approval to the Audit Committee Chairman to pre-approve audit services of up to $200,000 and certain permitted non-audit services up to $50,000 per engagement; however, any services pre-approved by the Audit Committee Chairman must be reported to the full Audit Committee at its next meeting.

The table below sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered: (i) during Fiscal 2014 to the Company, FS Holdco II Ltd. (excluding FGL), HGI Energy and HGI Funding and (ii) during Fiscal 2013 to the Company, HGI Funding, FGL and HGI Energy. Professional fees paid for such services by our other reporting affiliates, FGL and its subsidiaries (for Fiscal 2014), Spectrum Brands and its subsidiaries and Zap.Com, are disclosed in such affiliates’ Annual Reports on Form 10-K or amendments thereto.

	For Fiscal 2014	For Fiscal 2013
Audit fees	$2,718,000	$7,080,100
Audit-related fees	18,000	5,000
Tax fees	85,000	150,000
All other fees	—	—

Total fees	$2,821,000	$7,235,100

•	Audit Fees are fees for professional services for the audit of the consolidated financial statements included in Form 10-K and the review of the consolidated financial statements included in Form 10-Qs or services that are provided in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain foreign subsidiaries.

•	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements.

•	Tax Fees are fees for tax compliance, tax advice and tax planning.

•	All Other Fees are fees, if any, for any services not included in the first three categories.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a) List of Documents Filed

1) Financial Statements

All financial statements of the Registrant are included in the Original 10-K.

2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not applicable or not required, or the information is contained within the consolidated financial statements included in the Original 10-K.

(b) List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Form 10-K/A for Fiscal 2014.

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbinger Group Inc. (Registrant)

January 27, 2015	By:	/s/ THOMAS A. WILLIAMS
Thomas A. Williams
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)

Exhibit Index

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith