Form 10-Q
period 2014-12-31
HARBINGER GROUP INC.
filed 2015-02-06
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 201,516,319 shares of the registrant’s common stock outstanding as of February 2, 2015.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$17,677.8	$17,211.5
Equity securities	717.4	768.1
Derivatives	306.2	296.3
Asset-based loans	791.9	811.6
Other invested assets	247.0	165.0
Total investments	19,740.3	19,252.5
Cash and cash equivalents	1,311.4	1,319.2
Receivables, net	660.1	585.1
Inventories, net	710.2	635.2
Accrued investment income	167.9	184.9
Reinsurance recoverable	2,416.7	2,397.6
Deferred tax assets	178.8	186.7
Properties, including oil and natural gas properties, net	1,054.8	908.6
Goodwill	1,491.9	1,524.8
Intangibles, including deferred acquisition costs and value of business acquired, net	2,712.3	2,683.7
Other assets	762.3	421.9
Total assets	$31,206.7	$30,100.2

LIABILITIES AND EQUITY
Insurance reserves:
Contractholder funds	$17,160.1	$16,463.5
Future policy benefits	3,980.3	3,655.5
Liability for policy and contract claims	67.8	58.1
Funds withheld from reinsurers	38.4	38.0
Total insurance reserves	21,246.6	20,215.1
Debt	5,666.0	5,157.8
Accounts payable and other current liabilities	899.6	1,033.0
Employee benefit obligations	82.5	86.2
Deferred tax liabilities	518.0	533.3
Other liabilities	712.0	817.8
Total liabilities	29,124.7	27,843.2

Commitments and contingencies

Harbinger Group Inc. stockholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,437.7	1,472.3
Accumulated deficit	(386.1)	(276.3)
Accumulated other comprehensive income	222.6	243.6
Total Harbinger Group Inc. stockholders' equity	1,276.2	1,441.6
Noncontrolling interest:	805.8	815.4
Total permanent equity	2,082.0	2,257.0
Total liabilities and equity	$31,206.7	$30,100.2
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended December 31,
	2014	2013
	(Unaudited)
Revenues:
Net consumer and other product sales	$1,088.8	$1,100.6
Oil and natural gas	34.3	35.5
Insurance premiums	11.7	13.9
Net investment income	230.8	201.2
Net investment gains	52.0	141.9
Insurance and investment product fees and other	20.8	16.9
Total revenues	1,438.4	1,510.0
Operating costs and expenses:
Cost of consumer products and other goods sold	712.0	719.4
Oil and natural gas direct operating costs	20.5	16.1
Benefits and other changes in policy reserves	241.5	234.7
Selling, acquisition, operating and general expenses	365.4	317.1
Impairments	250.2	—
Amortization of intangibles	31.8	43.4
Total operating costs and expenses	1,621.4	1,330.7
Operating (loss) income	(183.0)	179.3
Interest expense	(80.6)	(84.0)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(47.2)
Gain on contingent purchase price reduction	—	0.5
Other income (expense), net	174.0	(11.9)
(Loss) income from continuing operations before income taxes	(89.6)	36.7
Income tax expense	16.8	38.3
Net loss	(106.4)	(1.6)
Less: Net income attributable to noncontrolling interest	3.4	25.2
Net loss attributable to controlling interest	(109.8)	(26.8)
Less: Preferred stock dividends and accretion	—	12.2
Net loss attributable to common and participating preferred stockholders	$(109.8)	$(39.0)

Net loss per common share attributable to controlling interest:
Basic	$(0.56)	$(0.28)
Diluted	$(0.56)	$(0.28)
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three months ended December 31,
	2014	2013
	(Unaudited)
Net loss	$(106.4)	$(1.6)

Other comprehensive loss
Foreign currency translation losses	(34.5)	(0.3)
Net unrealized gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	7.7	0.9
Net reclassification adjustment for (gains) losses included in net income	(4.8)	0.9
Changes in derivative instruments after reclassification adjustment	2.9	1.8
Changes in deferred income tax asset/liability	—	(0.5)
Deferred tax valuation allowance adjustments	(1.0)	0.1
Net unrealized gain on derivative instruments	1.9	1.4
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	1.0	(0.4)
Net reclassification adjustment for losses included in cost of goods sold	0.2	0.1
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.3
Changes in actuarial adjustments to pension plans	1.4	—
Changes in deferred income tax asset/liability	(0.3)	—
Net actuarial adjustments to pension plans	1.1	—
Unrealized investment losses:
Changes in unrealized investment losses before reclassification adjustment	(7.8)	(9.9)
Net reclassification adjustment for losses (gains) included in net income	4.1	(8.1)
Changes in unrealized investment losses after reclassification adjustment	(3.7)	(18.0)
Adjustments to intangible assets	1.2	7.9
Changes in deferred income tax asset/liability	0.6	3.6
Net unrealized loss on investments	(1.9)	(6.5)
Net change to derive comprehensive loss for the period	(33.4)	(5.4)
Comprehensive loss	(139.8)	(7.0)
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net income	3.4	25.2
Other comprehensive loss	(13.9)	(0.9)
	(10.5)	24.3
Comprehensive loss attributable to the controlling interest	$(129.3)	$(31.3)
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended December 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(106.4)	$(1.6)
Adjustments to reconcile net loss to operating cash flows
Depreciation of properties	34.1	30.3
Amortization of intangibles	31.8	43.4
Impairment of intangible assets and goodwill	60.2	—
Impairment of oil and gas properties	190.0	—
Stock-based compensation	20.1	23.4
Amortization of debt issuance costs	4.5	5.0
Amortization of debt discount	1.2	0.6
Write-off of debt issuance costs and (premiums) discounts on retired debt	—	9.2
Deferred income taxes	(11.2)	2.5
Gain on contingent purchase price reduction	—	(0.5)
Interest credited/index credits to contractholder account balances	210.8	194.3
Collateral received (paid)	39.3	2.7
Amortization of fixed maturity discounts and premiums	(13.2)	(14.8)
Net recognized gains on investments and derivatives	(220.9)	(88.3)
Charges assessed to contractholders for mortality and administration	(14.8)	(9.8)
Deferred policy acquisition costs	(95.5)	(52.6)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	0.8	—
Non-cash restructuring and related charges	1.1	1.4
Changes in operating assets and liabilities:	(303.6)	(234.6)
Net change in cash due to operating activities	(171.7)	(89.4)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	982.2	1,820.3
Cost of investments acquired	(1,526.0)	(2,728.2)
Acquisitions, net of cash acquired	(147.3)	—
Net asset-based loan repayments (originations)	20.1	(110.4)
Capital expenditures	(22.5)	(21.0)
Proceeds from sales of assets	1.1	—
Other investing activities, net	(1.0)	—
Net change in cash due to investing activities	(693.4)	(1,039.3)
Cash flows from financing activities:
Proceeds from issuance of new debt	442.7	537.9
Repayment of debt, including tender and call premiums	(1.8)	(513.8)
Revolving credit facility activity	—	97.3
Debt issuance costs	(6.1)	(4.7)
Purchases of subsidiary stock, net	(29.0)	(4.5)
Contractholder account deposits	945.9	774.4
Contractholder account withdrawals	(445.0)	(494.8)
Dividend paid by subsidiary to noncontrolling interest	(7.4)	(5.5)
Dividends paid on preferred stock	—	(8.2)
Share based award tax withholding payments	(18.6)	(31.2)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	—	175.9
Common stock repurchased	(19.0)	—
Other financing activities, net	1.9	0.5
Net change in cash due to financing activities	863.6	523.3
Effect of exchange rate changes on cash and cash equivalents	(6.3)	(0.5)
Net change in cash and cash equivalents	(7.8)	(605.9)
Cash and cash equivalents at beginning of period	1,319.2	1,899.7
Cash and cash equivalents at end of period	$1,311.4	$1,293.8
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
In October 2014, HGI's subsidiary Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), completed a $30.3 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks and hardware. See Note 3, Acquisitions.
Also in October 2014, the Company's wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”), acquired approximately 25.5% remaining interests in a joint venture (Compass Production GP, LLC and Compass Production Partners, LP collectively, and together with their respective subsidiaries, “Compass", and formerly referred to as the “EXCO/HGI JV”) from EXCO Resources, Inc. (“EXCO”) for $118.8 in cash. See Note 3, Acquisitions.
On November 25, 2014, the Company announced that Philip Falcone, HGI's Chief Executive Officer and Chairman of the board of directors (the "Board") had, effective December 1, 2014, resigned from his positions with the Company. In connection with his resignation, the Company paid Mr. Falcone the payments described in Note 14. below. In addition, the warrants to acquire common stock of HGI that were previously awarded to Mr. Falcone will continue to vest in accordance with their existing vesting schedule.
In November 2014, Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of HGI, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited (“Ability Re Holdings”) for $19.2. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. See Note 3, Acquisitions.
In December 2014, Spectrum Brands issued $250.0 aggregate principal amount of 6.125% unsecured notes at par value, due December 15, 2024 (the “6.125% Notes”) and entered into a new term loan facility in an aggregate principal amount of €150.0 (the “Euro Term Loan Tranche B”). See Note 8, Debt.
During the quarter ended December 31, 2014, HGI purchased 1.5 million shares of its outstanding common stock for an aggregate purchase price of $19.0 under the $100.0 repurchase program authorized by HGI's Board in May 2014. At December 31, 2014, the Company had a remaining balance of $15.5 in its repurchase program, the remainder of which was fully utilized during the second fiscal quarter of 2015.
The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. For the results of operations by segment, and other segment data, see Note 15, Segment Data.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US

GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 21, 2014 (the "Form 10-K"). The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2015.
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
At December 31, 2014, the non-controlling interest component of total equity primarily represents the 41.4% share of Spectrum Brands and the 19.9% of Fidelity & Guaranty Life ("FGL") not owned by HGI.

Oil and natural gas properties
Ceiling Test
For the three months ended December 31, 2014, Compass recognized an impairment of $190.0 to its proved oil and natural gas properties. As further discussed in Note 3, Acquisitions, the change in control resulting from the acquisition of EXCO's remaining interest in Compass triggered the remeasurement of the Company's initial basis in Compass at fair value which increased the Compass' full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange ("NYMEX") futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass' full cost pool exceeded its ceiling test limitation at December 31, 2014 resulting in an impairment. For the three months ended December 31, 2013 the ceiling test did not result in an impairment to Compass' oil and natural gas properties. As a result of recent decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in fiscal year 2015 if prices do not increase.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. As of December 31, 2014, the trailing 12 month reference prices were $4.35 per Million British Thermal Units ("Mmbtu") for natural gas at Henry Hub ("HH"), and $94.99 per barrel ("Bbl") of oil for West Texas Intermediate at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $42.55 per Bbl and was based on the trailing 12 month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
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

Insurance Subsidiary Financial Information and Regulatory Matters
Fidelity & Guaranty Life Insurance Company's ("FGL Insurance") statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $245.0(unaudited) and $270.0 at December 31, 2014 and 2013, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $17.3 (unaudited) and $20.5 at December 31, 2014 and 2013, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $75.1 (unaudited) and negative $108.9 as of December 31, 2014 and 2013, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as "NAIC-1". If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc's consent.
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project.  The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date. Prior LIHTC investments will continue to be accounted for under the effective-yield method. This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, the Financial Accounting Standards Board issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this accounting standards update may be applied either prospectively or retrospectively. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

(3) Acquisitions
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
The results of operations of the acquired companies since the respective acquisition dates are included in the Company’s unaudited Condensed Consolidated Statements of Operations.

Compass
On October 6, 2014, the Company entered into an agreement to buy from EXCO the remaining 25.5% economic interest in Compass for $118.8. The transaction closed on October 31, 2014 resulting in the Company owning an economic interest of 99.8% in Compass and 100% of the ownership interests in the general partner of Compass. As a result of this transaction, Compass became a wholly owned subsidiary of the Company. At the closing, EXCO and the Company terminated the existing operating and administrative services agreements and entered into a customary transition services agreement pursuant to which EXCO will provide certain transition services to Compass for up to nine months following the closing date.
In accordance with ASC 805-10, if the acquirer holds a noncontrolling equity investment in the acquiree immediately before obtaining control, the acquirer must remeasure its investment to fair value as of the acquisition date and recognize any remeasurement gains or losses in earnings. As a result of the acquisition, the Company is the majority owner of Compass and will therefore have a controlling interest. As a result of the revaluation of the Company's existing equity-method investment upon gaining control, the Company's initial investment in Compass increased by $141.2 on October 31, 2014. The increase was primarily due to the valuation of proved developed and undeveloped oil and natural gas properties which increased $145.4.
The following table presents a summary of the fair value of assets and liabilities on October 31, 2014, which was the date the Company acquired control of Compass through the acquisition of the additional interest from EXCO:

Preliminary Valuation
Purchase price allocation	October 31, 2014
Assets acquired:
Current assets	$56.1
Unproved oil and natural gas properties	26.3
Proved developed oil and natural gas properties	767.5
Gathering assets	20.8
Other non-current assets	1.9
Liabilities assumed:
Accounts payable	(23.2)
Revenues and royalties payable	(18.9)
Other current liabilities	(1.0)
Long term debt, less current maturities	(327.0)
Asset retirement obligations	(36.0)
Total identifiable net assets	466.5
Non-controlling interests	(0.8)
Total net assets acquired	$465.7

Cash paid upon the acquisition of additional interest	$118.8
Fair value of equity investment in Compass prior to acquisition	346.9
Total purchase price	$465.7
The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
Unproved oil and natural gas properties - The fair value of unproved oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves for unproved reserve categories (probable, possible and contingent). The estimated quantities of reserves utilized assumptions were based on the Company's internal geological, engineering and financial data. The Company utilized NYMEX forward strip prices to value the reserves, and then applied various discount rates depending on the classification of reserves and other risk characteristics.

Proved oil and natural gas properties - The fair value of proved oil and natural gas properties was determined based on the combination of income approach and market approach. The Company used the income approach which uses underlying reserves to estimate the fair value. For the market approach, the Company used a comparable company method as well as a comparable transaction method. Under the comparable company method, the fair value was estimated by comparing Compass to publicly-traded firms in similar lines of business. Comparable company multiples were applied to the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in order to calculate fair value. Under the comparable transaction method, transaction multiples based on total reserves acquired and average daily production were applied.
Current assets, accounts payable, revenues and royalties payable, current liabilities and debt - The fair value of the current assets and liabilities was equivalent to the carrying amount because of their short-term nature. The carrying value of long-term debt approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available for those periods. Current assets include inventory that was transferred from EXCO to Compass. The fair value of transferred inventory was primarily based on a third party pricing system which contains current market prices for certain inventory items.
Gathering Assets - The fair value of gas gathering assets was determined based on a market approach using other recent transactions involving gathering and processing assets. The EBITDA multiple based on these market transactions was applied to the trailing twelve month EBITDA of the gas gathering assets in order to calculate fair value.
Asset Retirement Obligations - Asset retirement obligations represent the present value of the estimated amount to be incurred to plug, abandon and remediate the Company's proved producing properties at the end of their productive lives, in accordance with applicable state laws. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate, and timing associated with the incurrence of these costs.
Ability Re
On November 3, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings for $19.2. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities.
The Company elected to use October 31, 2014 as the closing date for accounting purposes as Ability Re’s accounting close process is based on a month end close, there were zero business days between October 31 and November 3 and no material transactions took place between the accounting close date and November 3, 2014.
The following table summarizes the consideration paid by Front Street Cayman for Ability Re:

Cash paid at November 3, 2014 close	$17.9
Cash purchase price adjustments	(1.5)
Contingent consideration premium increase benefit	2.8
Total consideration	$19.2

Net Assets Acquired
The following table summarizes the preliminary amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of October 31, 2014:

Preliminary Valuation
Purchase price allocation	October 31, 2014
Assets acquired:
Investments	$0.1
Cash and cash equivalents	8.4
Funds withheld	359.5
Total assets acquired	368.0
Liabilities assumed:
Insurance reserves	346.9
Other liabilities	1.9
Total liabilities assumed	348.8
Net assets acquired	$19.2
The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
Funds withheld assets - The fair value of the funds withheld assets was based on the fair values of the securities in the underlying funds withheld portfolio held in trust by the cedant.
Insurance reserves - The fair value of insurance reserves was determined based on a discounted cash flow model, which included assumptions related to future premium rates and benefit costs, including assumptions for lapse, mortality, maintenance expense and a margin for potential adverse deviations. The discount rate was based on prevailing risk free rates adjusted for credit spreads and expected return on capital.
Tell Manufacturing
On October 1, 2014, Spectrum Brands completed the acquisition of Tell, a leading manufacturer and distributor of commercial doors, locks and hardware. The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $30.3.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Tell acquisition have been measured at their fair values at October 1, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Tell were as follows:

Preliminary Valuation
October 1, 2014
Cash	$1.1
Accounts receivable	5.4
Inventories	7.2
Prepaid expense	0.6
Property, plant and equipment, net	1.5
Intangible assets	12.5
Total assets acquired	28.3
Total liabilities assumed	5.1
Total identifiable net assets less goodwill	23.2
Goodwill	7.1
Total identifiable net assets	$30.3

Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name and customer relationships at October 1, 2014. A summary of the significant key inputs is as follows:
Inventories - replacement cost approach was applied to estimate the fair value of the raw materials inventory. Finished goods were valued at estimated selling price less the sum of costs of disposal and reasonable profit on value added the completion and disposal effort.
Property, plant and equipment - the cost approach was utilized to value approximately 97.0% of the property, plant and equipment by fair value. The sales comparison approach was utilized to value the remaining 3.0% of the property, plant and equipment by fair value.
Intangible assets - trade name - Spectrum Brands valued an indefinite-lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade name. Trade name was valued at $4.0 under this approach.
Intangible assets - customer relationships - Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an annual expected growth rate of 2.5% to 7.1%. The Company assumed a customer retention rate of approximately 90%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 20%. The customer relationships were valued at $8.5 under this approach and will be amortized over 13 years.
None of the acquisitions discussed above, both individually and in the aggregate, were considered to be significant.

(4) Investments
The Company’s consolidated investments are summarized as follows:

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Fixed-maturity securities, available-for sale
Asset-backed securities	$1,862.9	$8.3	$(32.1)	$1,839.1	$1,839.1
Commercial mortgage-backed securities	649.4	20.0	(1.0)	668.4	668.4
Corporates	9,265.8	550.6	(95.0)	9,721.4	9,721.4
Hybrids	1,268.7	55.6	(22.8)	1,301.5	1,301.5
Municipals	1,221.5	143.2	(2.8)	1,361.9	1,361.9
Residential mortgage-backed securities	2,095.4	124.6	(18.1)	2,201.9	2,201.9
U.S. Government	576.1	8.3	(0.8)	583.6	583.6
Total fixed maturities	16,939.8	910.6	(172.6)	17,677.8	17,677.8
Equity securities
Available-for-sale	607.4	25.3	(6.8)	625.9	625.9
Held for trading	112.8	30.4	(51.7)	91.5	91.5
Total equity securities	720.2	55.7	(58.5)	717.4	717.4
Derivatives	191.4	124.0	(9.2)	306.2	306.2
Asset-based loans	791.9	—	—	791.9	791.9
Other invested assets	247.0	—	—	247.0	247.0
Total investments	$18,890.3	$1,090.3	$(240.3)	$19,740.3	$19,740.3

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Residential mortgage-backed securities	1,984.8	140.3	(11.1)	2,114.0	2,114.0
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed-maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	141.2	8.2	(44.9)	104.5	104.5
Total equity securities	786.9	31.2	(50.0)	768.1	768.1
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Other invested assets	164.9	0.1	—	165.0	165.0
Total investments	$18,409.8	$1,001.1	$(158.4)	$19,252.5	$19,252.5
Included in accumulated other comprehensive income ("AOCI") were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities at December 31, 2014 and September 30, 2014, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency residential mortgage-backed securities purchased in 2014.
Securities held on deposit with various state regulatory authorities had a fair value of $15,555.0 and $15,009.3 at December 31, 2014 and September 30, 2014, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.
FGL held no non-income producing investments during three months ended December 31, 2014 and 2013.
In accordance with FGL Insurance's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB agreement liabilities. The collateral investments had a fair value of $566.1 and $573.2 at December 31, 2014 and September 30, 2014, respectively.
Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$302.3	$304.4
Due after one year through five years	2,786.2	2,830.0
Due after five years through ten years	2,899.6	2,990.6
Due after ten years	5,840.6	6,341.5
Subtotal	11,828.7	12,466.5
Other securities which provide for periodic payments:
Asset-backed securities	1,862.9	1,839.1
Commercial-mortgage-backed securities	649.4	668.4
Structured hybrids	503.4	501.9
Residential mortgage-backed securities	2,095.4	2,201.9
Total fixed maturity available-for-sale securities	$16,939.8	$17,677.8

Securities in an Unrealized Loss Position
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$834.2	$(16.1)	$499.2	$(16.0)	$1,333.4	$(32.1)
Commercial-mortgage-backed securities	57.9	(0.5)	0.3	(0.5)	58.2	(1.0)
Corporates	898.1	(32.0)	1,339.0	(63.0)	2,237.1	(95.0)
Equities	117.2	(3.6)	50.9	(3.2)	168.1	(6.8)
Hybrids	270.8	(4.9)	234.4	(17.9)	505.2	(22.8)
Municipals	9.4	(0.1)	194.3	(2.7)	203.7	(2.8)
Residential mortgage-backed securities	454.5	(10.2)	227.0	(7.9)	681.5	(18.1)
U.S. Government	—	—	58.8	(0.8)	58.8	(0.8)
Total available-for-sale securities	$2,642.1	$(67.4)	$2,603.9	$(112.0)	$5,246.0	$(179.4)
Total number of available-for-sale securities in an unrealized loss position		378		328		706

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Residential mortgage-backed securities	298.5	(5.8)	177.6	(5.3)	476.1	(11.1)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629
At December 31, 2014 and September 30, 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At December 31, 2014 and September 30, 2014, securities with a fair value of $40.0 and $0.2, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
For the three months ended December 31, 2014 and 2013, FGL recognized no material impairment losses in operations. The portion of other-than-temporary impairments recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Loss.

Asset-based Loans
Salus Capital Partners, LLC (“Salus”) portfolio of asset-based loans receivable, included in “Asset-based loans” in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, consisted of the following:

	December 31, 2014	September 30, 2014
Asset-based loans, net of deferred fees, by major industry:
Electronics	$245.7	$245.4
Apparel	198.2	191.6
Jewelry	89.6	100.1
Home Furnishings	57.2	71.7
Manufacturing	54.1	56.9
Transportation	45.3	44.3
Sporting Goods	11.0	13.9
Other	98.3	94.9
Total asset-based loans	799.4	818.8
Less: Allowance for credit losses	7.5	7.2
Total asset-based loans, net	$791.9	$811.6
Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three months ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
Allowance for credit losses:
Balance at beginning of period	$7.2	$5.2
Provision for credit losses	0.3	1.8
Balance at end of period	$7.5	$7.0
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of December 31, 2014 and September 30, 2014, Salus had no outstanding loans that were considered delinquent by Salus. As of December 31, 2014 and September 30, 2014, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014	$209.1	$108.5	$481.8	$—	$799.4
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
At December 31, 2014, approximately $250.0 of par value or 31.6% of the Company’s total Asset-based loans, net balance represent a term loan receivable from a national electronics retailer. The aforementioned receivable balance is collateralized by various assets including inventory, real estate, receivables, machinery and equipment and intellectual property rights. The net exposure is $150.0 as there is non-qualifying participation of $100.0 by a third party. The Company believes that this receivable is adequately collateralized, however, as part of the Salus' monitoring process, the Company changed the internal risk rating of this loan from special mention to substandard. The Company has assessed the adequacy of its allowance for loan assets and believes the level of allowance for loan losses to be adequate to mitigate inherent losses in the portfolio.

Mortgage Loans on Real Estate
Included in Other invested assets on the unaudited Condensed Consolidated Balance Sheets were Commercial mortgage loans ("CMLs") of $206.8 and $136.2, or approximately 1.0% and 0.7% of the Company's total investments as of December 31, 2014 and September 30, 2014, respectively. FGL primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. FGL diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, FGL continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt.
The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2014		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Industrial- General	$20.0	9.7%	$—	—%
Industrial- Warehouse	47.7	23.1%	48.0	35.2%
Multifamily	29.9	14.5%	37.8	27.8%
Office	76.0	36.7%	44.6	32.7%
Retail	33.2	16.0%	5.8	4.3%
Total	$206.8	100.0%	$136.2	100.0%

US Region:
East North Central	$64.3	31.1%	$27.8	20.4%
Middle Atlantic	18.0	8.7%	10.9	8.0%
Pacific	61.2	29.6%	61.5	45.1%
South Atlantic	37.5	18.1%	—	—%
West North Central	5.8	2.8%	5.8	4.3%
West South Central	20.0	9.7%	30.2	22.2%
Total	$206.8	100.0%	$136.2	100.0%
FGL has a CML portfolio with 100% of all CMLs having a loan-to-value ("LTV") ratio of less than 75% at December 31, 2014 and September 30, 2014. As of December 31, 2014 all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss. FGL has not established a collective or specific CML valuation allowance as of December 31, 2014.
LTV and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2014 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A (a)
December 31, 2014
LTV Ratios:
Less than 50%	$44.3	$—	$0.8	$45.1	21.8%	$45.1	21.8%
50% to 60%	51.4	—	—	51.4	24.9%	51.4	24.9%
60% to 75%	90.3	20.0	—	110.3	53.3%	110.3	53.3%
Total mortgage loans on real estate	$186.0	$20.0	$0.8	$206.8	100.0%	$206.8	100.0%
September 30, 2014
LTV Ratios:
Less than 50%	$44.6	$—	$0.8	$45.4	33.3%	$45.4	33.3%
50% to 60%	19.9	—	—	19.9	14.6%	19.9	14.6%
60% to 75%	70.9	—	—	70.9	52.1%	70.9	52.1%
Total mortgage loans on real estate	$135.4	$—	$0.8	$136.2	100.0%	$136.2	100.0%
(a) N/A - Current financial information not available.
FGL recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2014, FGL had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of FGL's CMLs on real estate:

	December 31, 2014	September 30, 2014
Current to 30 days	$206.8	$136.2
Total carrying value	$206.8	$136.2
As of December 31, 2014, FGL's CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended December 31,
	2014	2013
Fixed maturity available-for-sale securities	$212.8	$191.8
Equity available-for-sale securities	9.9	4.5
Policy loans	0.2	0.2
Invested cash and short-term investments	—	0.1
Asset-based loans	9.3	7.4
Other investments	3.1	0.8
Gross investment income	235.3	204.8
External investment expense	(4.5)	(3.6)
Net investment income	$230.8	$201.2

Net investment gains
“Net investment gains” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended December 31,
	2014	2013
Net realized (losses) gains on fixed maturity available-for-sale securities	$(1.8)	$9.8
Realized gains on equity securities	3.2	5.4
Net realized gains on securities	1.4	15.2
Realized gains on certain derivative instruments	45.0	66.8
Unrealized gains on certain derivative instruments	0.5	60.6
Change in fair value of other embedded derivatives	0.6	—
Change in fair value of derivatives	46.1	127.4
Realized gains (losses) on other invested assets	4.5	(0.7)
Net investment gains	$52.0	$141.9
For the three months ended December 31, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $809.6, gross gains on such sales totaled $10.5 and gross losses totaled $14.3. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three months ended December 31, 2014.
For the three months ended December 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,705.9, gross gains on such sales totaled $21.8 and gross losses totaled $12.0. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three months ended December 31, 2013.
Cash flows from consolidated investing activities by security classification were as follows:

	Three months ended December 31,
	2014	2013
Proceeds from investments sold, matured or repaid:
Available-for-sale	$854.1	$1,705.9
Derivatives and other	128.1	114.4
	$982.2	$1,820.3
Cost of investments acquired:
Available-for-sale	$(1,371.8)	$(2,598.5)
Trading (acquired for holding)	—	(4.4)
Derivatives and other	(154.2)	(125.3)
	$(1,526.0)	$(2,728.2)
Concentrations of Investments
As of December 31, 2014 and September 30, 2014, the Company’s most significant investment in one industry, excluding U.S. Government securities, was the Company’s investment securities in the banking industry with a fair value of $2,217.7 or 11.2% and $2,240.3, or 11.6%, of the Company's invested assets portfolio, respectively. FGL’s holdings in this industry includes investments in 80 different issuers with the top ten investments accounting for 39.3% of the total holdings in this industry. As of December 31, 2014 and September 30, 2014, the Company had investments in 6 and 4 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $1,011.0 and $768.5, or 5.1% and 4.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of December 31, 2014 and September 30, 2014, had a fair value of $250.0 or 1.3% of the Company's invested assets portfolio.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying unaudited Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$0.6	$0.6
Commodity swap and option agreements	Receivables, net	0.4	1.3
Foreign exchange contracts	Other assets	0.1	0.3
Foreign exchange contracts	Receivables, net	16.9	12.0
Total asset derivatives designated as hedging instruments		18.0	14.2
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	19.5	1.9
Call options	Derivatives	306.2	296.3
Other embedded derivatives	Other invested assets	11.8	11.2
Foreign exchange contracts	Receivables, net	0.3	0.5
Total asset derivatives		$355.8	$324.1

Liability Derivatives	Classification	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable and other current liabilities	$1.9	$1.8
Commodity contracts	Accounts payable and other current liabilities	0.8	0.1
Total liability derivatives designated as hedging instruments		2.7	1.9
Derivatives not designated as hedging instruments:
Commodity contracts	Other liabilities	0.1	0.3
FIA embedded derivative	Contractholder funds	2,140.2	1,908.1
Futures contracts	Other liabilities	1.9	0.5
Foreign exchange forward contracts	Accounts payable and other current liabilities	2.6	0.1
Total liability derivatives		$2,147.5	$1,910.9
Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. FGL recognizes all derivative instruments as assets or liabilities in the unaudited Condensed Consolidated Balance Sheets at fair value, including derivative instruments embedded in Fixed Indexed Annuity ("FIA") contracts, and any changes in the fair value of the derivatives are recognized immediately in the unaudited Condensed Consolidated Statements of Operations.

During the three months ended December 31, 2014 and 2013, the Company recognized the following gains and losses on these derivatives:

		Three months ended December 31,
Classification	Derivatives Not Designated as Hedging Instruments	2014	2013
Revenues:
Net investment gains	Call options	$41.3	$114.3
	Futures contracts	4.2	13.1
	Change in fair value of other embedded derivatives	0.6	—

Operating costs and expenses:
Cost of consumer products and other goods sold	Commodity contracts	$—	$(0.1)
Benefits and other changes in policy reserves	FIA embedded derivatives	232.1	100.3

Other income and expense:
Loss from the change in the fair value of the equity conversion feature of preferred stock	Equity conversion feature of preferred stock	$—	$(47.2)
Other income (expense), net	Oil and natural gas commodity contracts	18.7	(3.4)
	Foreign exchange contracts	(1.7)	0.8
Additional Disclosures
Cash Flow Hedges
When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 31, 2014 and September 30, 2014, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net loss on these contracts recorded in AOCI by Spectrum Brands at December 31, 2014 and September 30, 2014 was $0.5 and $0.4, respectively, net of tax and noncontrolling interest. At December 31, 2014 and September 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by Spectrum Brands over the next 12 months was $0.9 and $0.8, respectively, net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer and other product sales" or purchase price variance in "Cost of consumer products and other goods sold." At December 31, 2014, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through March 2016 with a contract value of $157.0. The derivative net gain on these contracts recorded in AOCI at December 31, 2014 was $7.3, net of tax expense of $2.7. At December 31, 2014, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next twelve months was $7.3, net of tax.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 31, 2014, Spectrum Brands had a series of zinc swap contracts outstanding through March 2016 for 7 thousand tons with a contract value of $14.7. At December 31, 2014, Spectrum Brands had a series of brass swap contracts outstanding through March 2016 for 1 thousand tons with a contract value of $6.3. The derivative net loss on these contracts recorded in AOCI at December 31, 2014 was $0.2, net of tax. At December 31, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $0.2, net of tax.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2014 and September 30, 2014, Spectrum Brands had $313.7 and $108.9, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrealized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At December 31, 2014, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 20 troy ounces with a contract value of $0.3. At September 30, 2014, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 25 troy ounces with a contract value of $0.4.
Oil and natural gas commodity contracts
Compass enters into derivative financial instruments as it deems appropriate. Compass’ primary objective in entering into derivative financial instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits Compass would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of its derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if Compass terminates a contract prior to its expiration. Compass does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, Compass recognizes the change in the respective instruments’ fair value in earnings.
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, Compass' derivative contract counterparties. Changes in the fair value of Compass' derivative financial instrument contracts, which includes both cash and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the unaudited Condensed Consolidated Balance Sheets fair value amounts.
Compass' natural gas and oil commodity contract derivative instruments are comprised of swap contracts. Swap contracts allow Compass to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.

The following table presents Compass’ volumes and fair value of the oil derivative financial instrument as of December 31, 2014 (presented on a calendar-year basis):

(in millions, except volumes and prices)	Volume Mmmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at December 31, 2014
Natural gas swaps:
2015	10,950	$3.95	$10.0
Oil swaps:
2015	250	$94.98	9.5
Total oil and natural gas derivatives			$19.5
At September 30, 2014, Compass had outstanding derivative contracts to mitigate price volatility covering 6,821 Billion British Thermal Units ("Mmmbtus") of natural gas and 254 Thousand Barrels ("Mbbls") of oil. At December 31, 2014, the average forward NYMEX oil prices per Bbl for the remainder of 2015 was $56.26, and the average forward NYMEX natural gas prices per Mmbtu for 2015 was $3.01.
Compass derivative financial instruments covered approximately 71% and 84% of production volumes for the three months ended December 31, 2014 and December 31, 2013, respectively.
Other Embedded Derivatives
On June 16, 2014, FGL invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which was based on the actual return of the fund. At December 31, 2014 the fair value of the embedded derivative was $11.8 and the fair value of the fund-linked note was $22.7. At maturity of the fund-linked note, FGL will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities" within the accompanying unaudited Condensed Consolidated Balance Sheets.
Credit Risk
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
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2014				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,004.8	$74.6	$38.4	$36.2	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A+/A3/A	3,205.6	123.0	95.8	27.2	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A3/A	2,681.8	96.9	79.0	17.9	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A	259.3	11.7	—	11.7	258.0	10.6	—	10.6
		$8,151.5	$306.2	$213.2	$93.0	$7,602.6	$296.3	$188.0	$108.3
(a) An * represents credit ratings that were not available.

Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2014 and September 30, 2014, counterparties posted $213.2 and $188.0 of collateral, of which $174.8 and $135.5, respectively, is included in "Cash and cash equivalents," with an associated payable for this collateral included in "Other liabilities" in the unaudited Condensed Consolidated Balance Sheets. The remaining $38.4 and $52.5 of non-cash collateral was held by a third-party custodian at December 31, 2014 and September 30, 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $93.0 and $108.3 at December 31, 2014 and September 30, 2014, respectively.
FGL held 1,627 and 2,348 futures contracts at December 31, 2014 and September 30, 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7.4 and $10.8 at December 31, 2014 and September 30, 2014, respectively.

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	December 31, 2014				September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Contingent purchase price reduction receivable	$—	$—	$41.5	$41.5	$—	$—	$41.5	$41.5
Derivatives:
Interest rate contracts	—	0.6	—	0.6	—	0.6	—	0.6
Commodity swap and option agreements	—	19.9	—	19.9	—	3.2	—	3.2
Foreign exchange forward agreements	—	17.3	—	17.3	—	12.8	—	12.8
Call options and futures contracts	—	306.2	—	306.2	—	296.3	—	296.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,804.5	34.6	1,839.1	—	1,755.9	37.0	1,792.9
Commercial mortgage-backed securities	—	548.0	120.4	668.4	—	553.8	83.1	636.9
Corporates	—	8,813.8	907.6	9,721.4	—	8,945.8	850.0	9,795.8
Hybrids	—	1,301.5	—	1,301.5	—	1,316.1	—	1,316.1
Municipals	—	1,323.1	38.8	1,361.9	—	1,222.6	37.2	1,259.8
Residential mortgage-backed securities	—	2,201.9	—	2,201.9	—	2,114.0	—	2,114.0
U.S. Government	401.6	182.0	—	583.6	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	57.1	562.7	6.1	625.9	59.2	598.4	6.0	663.6
Trading	91.5	—	—	91.5	104.5	—	—	104.5
Other invested assets	—	2.0	11.8	13.8	—	2.1	11.2	13.3
Funds withheld receivable (a)	—	512.6	—	512.6	—	154.4	—	154.4
Total financial assets	$550.2	$17,596.1	$1,160.8	$19,307.1	$279.3	$17,156.4	$1,066.0	$18,501.7

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,140.2	$2,140.2	$—	$—	$1,908.1	$1,908.1
Front Street future policyholder benefit liability	—	—	496.4	496.4	—	—	151.3	151.3
Foreign exchange forward agreements and contracts	—	2.6	—	2.6	—	0.1	—	0.1
Futures contracts	—	1.9	—	1.9	—	0.4	—	0.4
Commodity contracts	—	0.9	—	0.9	—	0.5	—	0.5
Interest rate contracts	—	1.9	—	1.9	—	1.8	—	1.8
Total financial liabilities	$—	$7.3	$2,636.6	$2,643.9	$—	$2.8	$2,059.4	$2,062.2
(a) included in other assets in the accompanying unaudited Consolidated Balance Sheets.
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
FGL did not adjust prices received from third parties as of December 31, 2014 and September 30, 2014. However, FGL does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Funds Withheld Receivables and Future Policy Holder Benefits Reserve
Front Street Re (Delaware) Ltd. and its subsidiaries ("Front Street") elected to apply the Fair Value Option to account for its Funds Withheld Receivables and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held in trust by the cedant. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what FGL would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined externally by using market-observable inputs, including interest rates, yield curve volatilities, and other factors. The fair value of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements).
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
Compass’ natural gas derivatives are swap contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2014 and September 30, 2014 were as follows:

	Fair Value at				Range (Weighted average)
Assets	December 31, 2014	September 30, 2014	Valuation Technique	Unobservable Input(s)	December 31, 2014	September 30, 2014
Contingent purchase price reduction receivable	$41.5	$41.5	Discounted cash flow	Probability of collection	88% - 96% (92%)	88% - 96% (92%)
				Expected term	1.8 months	4.5 months
				Discount rate	1%	1%
				Credit insurance risk premium	12%	12%
Asset-backed securities	34.6	37.0	Broker-quoted	Offered quotes	100% - 109% (100%)	100% - 109% (101%)
Commercial mortgage-backed securities	120.4	83.1	Broker-quoted	Offered quotes	100% - 122% (115%)	105% - 121% (118%)
Corporates	905.5	848.0	Broker-quoted	Offered quotes	65% - 122% (102%)	62% - 120% (100%)
Corporates	2.1	2.0	Matrix Pricing	Quoted prices	148%	142%
Municipal	38.8	37.2	Broker-quoted	Offered quotes	112%	107%
Equity	6.1	6.0	Broker-quoted	Offered quotes	100%	100%
Other invested assets	11.8	11.2	Black Scholes model	Net asset value of AnchorPath Fund	100%	100%
Total	$1,160.8	$1,066.0

Liabilities
FIA embedded derivatives, included in contractholder funds	$2,140.2	$1,908.1	Discounted cash flow	Market value of option	0% - 43% (3%)	0% - 50% (3%)
				SWAP rates	2%	2% - 3% (2%)
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (7%)	0.50% - 75% (7%)
				Non-performance risk spread	0.25%	0.25%
Front Street future policyholder benefit liability	496.4	151.3	Discounted cash flow	Non-performance risk spread	0.50% - 1.50%	0.50% - 1.50%
				Risk margin to reflect uncertainty	0.50%	0.50%
Total	$2,636.6	$2,059.4

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
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2014 and September 30, 2014, is based on the 2000 and 1983 annuity tables, respectively, and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2014 and 2013. This summary excludes any impact of amortization of value of business acquired ("VOBA") and deferred acquisition costs ("DAC"). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$—	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	37.0	—	—	3.5	—	—	(5.9)	34.6
Commercial mortgage-backed securities	83.1	—	0.8	36.8	—	(0.3)	—	120.4
Corporates	850.0	(0.1)	8.4	51.9	—	(2.6)	—	907.6
Municipals	37.2	—	1.8	—	—	(0.2)	—	38.8
Equity securities - available-for-sale	6.0	—	0.1	—	—	—	—	6.1
Other invested assets	11.2	0.6						11.8
Total assets at fair value	$1,066.0	$0.5	$11.1	$92.2	$—	$(3.1)	$(5.9)	$1,160.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908.1	$232.1	$—	$—	$—	$—	$—	$2,140.2
Front Street future policyholder benefit liability	151.3	(1.3)	—	346.9	—	(0.5)	—	496.4
Total liabilities at fair value	$2,059.4	$230.8	$—	$346.9	$—	$(0.5)	$—	$2,636.6
(a) The net transfers out of Level 3 during the three months ended December 31, 2014 were exclusively to Level 2.

	Three months ended December 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.2)	5.0	—	—	—	9.8
Commercial mortgage-backed securities	5.7	—	0.3	—	—	—	—	6.0
Corporates	461.1	—	(6.1)	152.6	—	(0.5)	—	607.1
Municipals	—	—	(0.7)	35.0	—	—	—	34.3
Equity securities available-for-sale	10.7	0.1	—	—	—	—	—	10.8
Total assets at fair value	$523.5	$0.6	$(6.7)	$192.6	$—	$(0.5)	$—	$709.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$100.3	$—	$—	$—	$—	$—	$1,644.7
Front Street future policyholder benefit liability	—	(0.7)	—	150.6	—	—	—	149.9
Equity conversion feature of preferred stock	330.8	47.2	—	—	—	—	—	378.0
Total liabilities at fair value	$1,875.2	$146.8	$—	$150.6	$—	$—	$—	$2,172.6
(a) There were no net transfers in and/or out of Level 3 during the three months ended December 31, 2013.
FGL reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 31, 2014 and 2013.
Primary market issuance and secondary market activity for certain asset-backed securities during the three months ended December 31, 2014 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in FGL's conclusion that there was sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of December 31, 2014. Accordingly, FGL’s assessment resulted in net transfers out of Level 3 of $5.9 related to asset backed securities during the three months ended December 31, 2014.
During the three months ended December 31, 2013, there were no transfers in or out of Level 3.

Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the unaudited Condensed Consolidated Balance Sheets are summarized as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,311.4	$—	$—	$1,311.4	$1,311.4
Asset-based loans	—	—	791.9	791.9	791.9
Other invested assets	—	—	233.2	233.2	233.2
Total financial assets	$1,311.4	$—	$1,025.1	$2,336.5	$2,336.5

Liabilities (a)
Total debt (b)	$—	$5,842.6	$—	$5,842.6	$5,666.0
Investment contracts, included in contractholder funds	—	—	13,442.9	13,442.9	15,019.9
Total financial liabilities	$—	$5,842.6	$13,442.9	$19,285.5	$20,685.9

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,319.2	$—	$—	$1,319.2	$1,319.2
Asset-based loans	—	—	811.6	811.6	811.6
Other invested assets	—	—	151.7	151.7	151.7
Total financial assets	$1,319.2	$—	$963.3	$2,282.5	$2,282.5

Liabilities (a)
Total debt (b)	$—	$5,308.5	$—	$5,308.5	$5,157.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$5,308.5	$13,108.8	$18,417.3	$19,713.2

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Valuation Methodology
Asset-based loans
The fair value of the asset-based loans originated by Salus approximate their carrying value. Such loans carry a variable rate that are typically revolving in nature and can be settled at the demand of either party.
Other Invested Assets - Mortgage Loans on Real Estate
The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. As these loans were originated in the past sixteen months, none are past due, or have material credit issues and given that there has not been material changes in market interest since origination, FGL views amortized cost as representative of fair value. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of the mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.
Other Invested Assets - Policy Loans
Also included in other invested assets are policy loans. FGL has not attempted to determine the fair values associated with its policy loans, as they believe any differences between carrying value and the fair values afforded these instruments are immaterial to its consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived.
Investment Contracts Included in Contractholder Funds
Investment contracts include deferred annuities, FIAs, indexed universal life ("IUL") and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2014 and September 30, 2014, this resulted in lower fair value reserves relative to the carrying value. FGL is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.

(7) Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including FGL’s DAC and VOBA balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2014	$1,524.8	$1,215.9	$917.2	$86.8	$463.8	$2,683.7
Acquisitions	7.1	4.0	9.4	—	—	13.4
Impairments	(28.3)	(31.9)	—	—	—	(31.9)
Deferrals	—	—	—	—	95.5	95.5
Less: Components of amortization
Periodic amortization	—	—	(20.5)	(7.6)	(10.5)	(38.6)
Interest	—	—	—	3.0	5.3	8.3
Unlocking	—	—	—	0.6	(2.1)	(1.5)
Adjustment for unrealized investment (gains), net	—	—	—	6.9	(6.0)	0.9
Effect of translation	(11.7)	(9.4)	(8.1)	—	—	(17.5)
Balance at December 31, 2014	$1,491.9	$1,178.6	$898.0	$89.7	$546.0	$2,712.3
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
During the three months ended December 31, 2014, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its Fredrick’s of Hollywood (“FOH”) reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the resignation of the Company’s CEO in December of 2014 and subsequent change in strategic direction of FOH. The revised plan changes the focus from expansion to rationalization of the existing business and is expected to result in lower revenues and profitability with a reduced level of investment from levels originally contemplated under prior management at the time of the acquisition in May of 2014. There were no other indicators of impairment for the Company's other reporting units.
Intangibles Impairment Test
Prior to conducting the goodwill impairment test for the FOH reporting unit, the Company first evaluated the recoverability of FOH's intangible assets. The Company valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the FOH business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Management estimated the fair value of the trade name and trademarks at $9.9 under this approach, which resulted in an impairment of $31.9.
Goodwill Impairment Test
As noted above, during the three months ended December 31, 2014, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the FOH reporting unit. The Company estimated the fair value of the FOH reporting unit using a combination of the income and market multiple approaches. Under the income approach, the Company calculates the fair value of the FOH reporting unit based on the present value of estimated future cash flows. The Company's estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, projected costs of closures, including the costs of exiting leases. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the FOH's ability to execute on the projected cash flows. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s reporting units. Collectively, these evaluations were management’s best estimate of projected fair values.
Management's estimate of implied fair value of goodwill of $16.2 was below the carrying value for the FOH reporting unit and, consequently, resulted in a goodwill impairment charge of $28.3.
While the Company believes the assumptions used in the interim impairment analysis are reasonable, its analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. Changes in these assumptions against actual results could result in future impairment tests and charges. The Company will continue to monitor any changes in circumstances for indicators of impairment and closely monitor its actual results against these assumptions.
Both the goodwill impairment charge and the intangible assets impairment charge, totaling $60.2, were reflected in “Impairments” on the accompanying unaudited Condensed Consolidated Statements of Operations.

Definite Lived Intangible Assets
Definite lived intangible assets are summarized as follows:

	December 31, 2014			September 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$876.3	$(213.9)	$662.4	$877.1	$(204.6)	$672.5	15 to 20 years
Trade names	170.7	(65.0)	105.7	171.1	(61.0)	110.1	1 to 12 years
Technology assets	192.2	(62.3)	129.9	192.2	(57.6)	134.6	4 to 17 years
	$1,239.2	$(341.2)	$898.0	$1,240.4	$(323.2)	$917.2
Amortization expense for definite lived intangible assets is as follows:

	Three months ended December 31,
	2014	2013
Customer relationships	$11.7	$11.7
Trade names	4.1	4.1
Technology assets	4.7	4.4
	$20.5	$20.2
The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $77.5 per year.
Amortization of DAC and VOBA
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of December 31, 2014 and September 30, 2014, the VOBA balance included cumulative adjustments for net unrealized investment (gains) of $(157.2) and $(164.2), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) of $(61.5) and $(55.5), respectively. Amortization of VOBA and DAC for the three months ended December 31, 2014 and December 31, 2013 was $4.0 and $13.2, and $7.3 and $10.0, respectively. Accumulated amortization of VOBA for three months ended December 31, 2014 and December 31, 2013 was $342.4 and $283.7, respectively.
The above DAC balances include $35.8 and $32.7 of deferred sales inducements (“DSI”), net of shadow adjustments, as of December 31, 2014 and September 30, 2014, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$32.9
2016	40.4
2017	32.9
2018	26.4
2019	21.3
Thereafter	93.0

(8) Debt
The Company’s consolidated debt consists of the following:

	December 31, 2014		September 30, 2014
	Amount	Rate	Amount	Rate
HGI
7.875% Senior Secured Notes, due July 15, 2019	$604.4	7.9%	$604.4	7.9%
7.75% Senior Unsecured Notes, due January 15, 2022	750.0	7.8%	750.0	7.8%
Spectrum Brands
Term Loan, due September 4, 2017 (Tranche A)*	648.4	3.0%	648.4	3.0%
Term Loan, due September 4, 2019 (Tranche C)*	509.9	3.6%	509.9	3.6%
CAD Term Loan, due December 17, 2019*	32.9	5.1%	34.2	5.1%
Euro Term Loan, due September 4, 2019 (Tranche A)*	272.9	3.8%	283.3	3.8%
Euro Term Loan, due December 19, 2021 (Tranche B)*	183.3	3.8%	—	—%
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%
ABL Facility, expiring May 24, 2017	—	2.5%	—	2.5%
Other notes and obligations	42.3	10.3%	36.6	8.8%
Capitalized lease obligations	92.0	6.1%	94.7	6.1%
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%
Compass
Compass Credit Agreement, due February 14, 2018	327.0	2.7%	243.2	2.7%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	193.0	6.6%	193.0	6.7%
Secured borrowings under non-qualifying loan participations	105.8	10.8%	106.8	10.8%
Total	5,701.9		5,194.5
Original issuance discounts on debt, net of premiums	(35.9)		(36.7)
Total debt	5,666.0		5,157.8
Less current maturities	105.3		96.7
Non-current portion of debt	$5,560.7		$5,061.1
________________________
*Together, defined as the "Term Loan"
Spectrum Brands
Euro Term Loan Tranche B
On December 19, 2014, Spectrum Brands amended the Term Loan, issuing the Euro Term Loan Tranche B maturing December 19, 2021, which provides for borrowings in an aggregate principal amount of €150.0. The Euro Term Loan Tranche B is guaranteed by Spectrum Brands' wholly owned subsidiary, SB/RH Holdings, LLC, as well as by existing and future domestic subsidiaries.
The Euro Term Loan Tranche B was issued at a 0.25% discount and recorded net of the discount incurred. The €0.4 discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the Euro Term Loan Tranche B, Spectrum Brands recorded $2.1 of fees for the three months ended December 31, 2014. The fees are classified as debt issuance costs within the accompanying unaudited Condensed Consolidated Statements of Operations and are being amortized as an adjustment to interest expense over the remaining life of the loan.

6.125% Notes
On December 4, 2014, Spectrum Brands issued $250.0 aggregate principal amount of 6.125% Notes at par value, due December 15, 2024. The 6.125% Notes are guaranteed by Spectrum Brands' wholly owned subsidiary, SB/RH Holdings, LLC, as well as by existing and future domestic subsidiaries. The net proceeds from the 6.125% Notes, together with the net proceeds from the Euro Term Loan Tranche B, will be used to repay certain amounts drawn under Spectrum Brands' revolving credit facility, to fund a planned acquisition and for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, business expansion and possible future acquisitions.
Spectrum Brands may redeem all or a part of the 6.125% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture.
The 2024 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2024 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2024 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.125% Notes. If any other event of default under the 2024 Indenture occurs and is continuing, the trustee for the 2024 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.125% Notes, may declare the acceleration of the amounts due under those notes.
Spectrum Brands recorded $4.0 of fees in connection with the offering of the 6.125% Notes for the three months ended December 31, 2014. The fees were classified as debt issuance costs within the accompanying unaudited Condensed Consolidated Financial Statements and are amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.
ABL Facility
As a result of borrowings and payments under Spectrum Brands' asset based lending revolving credit facility (the “ABL Facility”), at December 31, 2014, Spectrum Brands had aggregate borrowing availability of approximately $236.2, net of lender reserves of $6.4 and outstanding letters of credit of $50.3.
FGL
As of December 31, 2014, FGL had a borrowing base of $150.0 under their three-year unsecured revolving credit facility with no unfunded investment commitments.
Compass
As of December 31, 2014, Compass had a borrowing base of $400.0 with $327.0 of outstanding indebtedness under the Compass Credit Agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. In October 2014, the borrowing base of $400.0 was reaffirmed as a result of the semi-annual redetermination. The Compass Credit Agreement matures on February 14, 2018.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-

lender representing their share in the undivided whole loan. As of December 31, 2014, Salus had $105.8 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests."

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended December 31,
	2014		2013
	Insurance Premiums	Benefits and Other Changes in Policy Reserves	Insurance Premiums	Benefits and Other Changes in Policy Reserves
Direct	$63.2	$304.2	$67.7	$296.4
Assumed	8.8	10.0	9.3	5.4
Ceded	(60.3)	(72.7)	(63.1)	(67.1)
Net	$11.7	$241.5	$13.9	$234.7

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 31, 2014 and 2013, FGL did not write off any reinsurance balances. During the three months ended December 31, 2014 and 2013, FGL did not commute any ceded reinsurance.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Front Street
As discussed in Note 3, Acquisitions, during the three months ended December 31, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. The fair value of the assumed liabilities upon the acquisition was $346.9. Front Street Cayman will manage the assets supporting reserves in accordance with the internal investment policy of Ability Re and applicable law.

(10) Stock Compensation
The Company recognized consolidated stock compensation expense of $20.1 and $23.4 during the three months ended December 31, 2014 and December 31, 2013, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of December 31, 2014 and related activity during the three months then ended, under HGI, Fidelity & Guaranty Life Holdings, Inc. ("FGH"), and FGL’s respective incentive plans are as follows (option amounts in thousands):

	HGI			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2014	4,624	$8.14	$3.28	225	$46.19	242	$17.00	$3.72
Granted	822	13.36	5.25	—	—	176	24.87	5.10
Exercised	(306)	6.32	2.41	—	—	(2)	17.00	5.26
Forfeited or expired	—	—	—	(1)	49.45	(1)	20.93	5.18
Stock options outstanding at December 31, 2014	5,140	9.09	3.65	224	46.18	415	20.32	4.29
Stock options vested and exercisable at December 31, 2014	2,419	7.96	3.18	166	45.02	78	17.00	3.67
Stock options outstanding and expected to vest	2,721	10.09	4.08	56	46.15	313	20.25	4.24
A summary of restricted stock, restricted stock units and Performance Restricted Stock Units ("PRSUs") outstanding as of December 31, 2014 and related activity during the three months then ended, under HGI, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HGI		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2014	5,438	$9.75	172	$18.18
Granted	1,885	13.36	250	24.34
Exercised / Released	(2,447)	8.84	(55)	18.03
Forfeited	—	—	(2)	22.49
Restricted stock outstanding at December 31, 2014	4,876	11.60	365	22.40
Restricted stock outstanding and expected to vest	4,855	11.61	342	22.34

	HGI		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2014	7	$11.84	827	$67.66	26	$49.55
Granted	6	13.36	233	90.40	—	—
Exercised / Released	—	—	(584)	69.12	(12)	49.45
Forfeited	—	—	(5)	69.49	—	—
Restricted stock units outstanding at December 31, 2014	13	12.54	471	77.08	14	49.64
Restricted stock units outstanding and expected to vest	13	12.54	471	77.08	13	49.64

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2014	578	$17.37
Granted	40	20.36
Performance restricted stock units outstanding at December 31, 2014	618	17.56
Performance restricted stock units expected to vest	618	17.56
A summary of warrants outstanding as of December 31, 2014 and related activity during the three months then ended, under HGI's incentive plan are as follows (share amounts in thousands):

	HGI
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2014	3,000	$13.13	$3.22
Exercised	—	—	—
Warrants outstanding at December 31, 2014	3,000	13.13	3.22
Warrants vested and exercisable at December 31, 2014	600	13.13	3.22
Warrants outstanding and expected to vest	2,400	13.13	3.22
HGI
During the three months ended December 31, 2014, HGI granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 822 thousand, 1,885 thousand and 6 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to three years. The total fair value of the stock grants during the three months ended December 31, 2014 on their respective grant dates was approximately $29.6. During the three months ended December 31, 2014 stock option awards and restricted stock awards with a total fair value of $25.7 vested. The total intrinsic value of share options exercised during the three months ended December 31, 2014 was $2.2, for which HGI received cash of $1.9 in settlement.
During the three months ended December 31, 2013, HGI granted stock option awards and restricted stock awards representing approximately 1,326 thousand and 3,302 thousand, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants on their respective grant dates was approximately $46.3. During the three months ended December 31, 2013 stock option awards and restricted stock awards with a total fair value of $14.4 vested. The total intrinsic value of share options exercised during the three months ended December 31, 2013 was $0.9, for which HGI received cash of $0.6 in settlement.
Under HGI’s executive bonus plan for the fiscal year ending September 30, 2015, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2016, and to vest, either immediately, or between 1 year and 3 years from the grant date.
As of December 31, 2014, there was approximately $35.0 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.84 years.
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

The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

	Three months ended December 31,
	2014	2013
Risk-free interest rate	1.58% to 1.87%	1.46% to 1.75%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 6.5 years	5.3 to 6.0 years
Volatility	38.0% to 39.0%	41.2%

The weighted-average remaining contractual term of outstanding stock option awards and warrants at December 31, 2014 was 8.28 years.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 233 thousand shares during the three months ended December 31, 2014. Of these grants, 111 thousand restricted stock units vested immediately and 118 thousand restricted stock units are time-based and vest over a period ranging from one to three years. The remaining 4 thousand restricted stock units are performance and time-based and vest over a period of two years. The total market value of the restricted shares on the date of the grant was approximately $21.1. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2014 was $17.1.
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
FGL
During the three months ended December 31, 2014, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 176 thousand, 250 thousand and 40 thousand shares (including 8 additional units based on 2014 financial performance), respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value the stock grants during three months ended December 31, 2014 on their respective grant dates was approximately $7.8.
During the three months ended December 31, 2013, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 191 thousand, 107 thousand and 469 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value the stock grants during three months ended December 31, 2013 on their respective grant dates was approximately $10.4. Additionally, on December 12, 2013, FGL granted 58 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of December 31, 2014 totaled $20.2 and will be recognized over a weighted-average period of 1.9 years.

The fair values of restricted stock and restricted stock unit awards are determined based on the market price of FGL's common stock on the grant date. The fair value of stock options awarded by FGL during the three months ended December 31, 2014 and December 31, 2013 is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	Three months ended December 31,
	2014	2013
Risk-free interest rate	1.40% to 1.50%	1.4%
Assumed dividend yield	1.20% to 1.50%	1.5%
Expected option term	4.5 years	4.5 years
Volatility	25%	25%

(11) Income Taxes
For the three months ended December 31, 2014, the Company's effective tax rate was (18.8)%. It differs from U.S Federal statutory rate of 35% and was negatively impacted by: (i) the profitability of FGL’s life insurance business which files its own consolidated Federal income tax return; (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances and (iii) non-U.S. tax expense on income in certain foreign jurisdictions that are not indefinitely reinvested and where the Company is not recognizing any incremental U.S. tax expense on expected future repatriations of foreign earnings due to its tax net operating loss position. Partially offsetting these factors for the three months ended December 31, 2014 included recognition of a nonrecurring net income tax benefit of $12.3 attributable to tax impact related to the impairment of certain FOH indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded this quarter resulted in a reduction to the deferred tax liability previously recorded.
For the three months ended December 31, 2013, the Company's effective tax rate of 104.4% was negatively impacted by the following: (i) the profitability of our life insurance group which files its own consolidated Federal income tax return; (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; (iii) book expense for the increase in the fair value of the equity conversion feature of preferred stock, for which no tax benefit is available; and (iv) tax amortization of certain indefinite lived intangibles. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting unremitted foreign earnings to an incremental tax in the U.S. at Federal statutory income tax rate of 35%, as no U.S. foreign tax credits can be claimed to U.S. net operating losses ("NOL").
NOL, capital loss and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to valuation allowances, as the Company concluded that all or a portion of the associated tax benefits are not more likely-than-not realizable. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code ("IRC") Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") (share amounts in thousands):

	Three months ended December 31,
	2014	2013
Net loss attributable to common and participating preferred stockholders	$(109.8)	$(39.0)

Participating shares at end of period:
Common shares outstanding	196,879	139,574
Preferred shares (as-converted basis)	—	61,986
Total	196,879	201,560

Percentage of income loss allocated to:
Common shares	100.0%	100.0%
Preferred shares (a)	—%	—%

Net loss attributable to common shares - basic and diluted	$(109.8)	$(39.0)

Weighted-average common shares outstanding - basic and diluted	196,997	139,173

Net loss per common share attributable to controlling interest:
Basic	$(0.56)	$(0.28)
Diluted	$(0.56)	$(0.28)

(a)	Losses are not allocated to the convertible participating preferred shares for the period that these shares were outstanding, since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HGI common stock outstanding, excluding unvested restricted stock.
For the three months ended December 31, 2014, there were 3.3 million, 1.5 million and 3.0 million weighted-average shares, respectively, of the unvested restricted stock and stock units, stock options and warrants that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units and stock options would have been anti-dilutive for the three months ended December 31, 2014.
For the three months ended December 31, 2013, there were 62.0 million shares issuable upon the conversion of the Company's Series A Participating Convertible Preferred Stock and Series A-2 Participating Convertible Preferred Stock (together, the "Preferred Stock"), and 2.4 million and 1.2 million shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock and unvested restricted stock and stock units and stock options would have been anti-dilutive for the three months ended December 31, 2013. The Preferred Stock had a weighted average conversion price of $6.64 per share.

(13) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $21.2 at December 31, 2014. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

Legal and Environmental Matters
HGI
HGI is a nominal defendant, and the members of its Board are named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System in the Delaware Court of Chancery.  Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HGI, are also named as defendants in the complaint. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. The complaint seeks, among other things, an unspecified award of compensatory damages and costs and disbursements. The Company believes the allegations are without merit and intends to vigorously defend this matter.
HGI is a nominal defendant, and the members of its Board are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. HCP is also named as a defendant. The plaintiff alleges that HGI's acquisition of HCP shares of Spectrum Brands in exchange for shares of common stock of HGI from HGI was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. The Company believes the allegations are without merit and intends to vigorously defend this matter.
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

FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2014, FGL has accrued $3.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.0.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File ("Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits. FGL established a contingency of $2.5 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $1.1 has been paid through December 31, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

On July 5, 2013, a putative class action Complaint was filed in the Superior Court of California, County of Los Angeles (the "Court"), captioned Eddie L. Cressy v. Fidelity Guaranty Life Insurance Company, et al. Case No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants' advice in purchasing unsuitable equity-indexed insurance policies.

On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive. As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the Court on June 5, 2014. On November 18, 2014, the Court granted final approval for the class settlement, subject to entry of a Final Order and Judgement.

At December 31, 2014, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.0 and established a liability for the unpaid portion of the estimate of $3.4. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL is seeking indemnification from OMGUK under the F&G Stock Purchase Agreement between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. FGL has established an amount recoverable from OMGUK for the amount of $4.4, the collection of which FGL believes is probable. The actual amount recovered from OMGUK could be greater or less than FGL’s estimate, but FGL anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net on the accompanying Condensed Consolidated Statements of Operations in the caption "Benefits and other changes in policy reserves."

On January 2, 2015, the Court entered the Final Order and Judgement, finally certifying the class for settlement purposes, and finally approving the class settlement. According to the class settlement, the final settlement date means the date on which the Final Order and Judgement becomes final for all purposes, including appeal.

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
The F&G Stock Purchase Agreement includes a Guarantee and Pledge Agreement (the "Guarantee and Pledge Agreement") which creates certain obligations for FGH as a grantor and also grants a security interest to OMGUK of FGH’s equity interest in FGL Insurance in the event that FGL fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At December 31, 2014, the notional amount of unfunded, legally binding lending commitments was approximately $217.9, of which $64.8 expires in one year or less, and the remainder expires between one and five years.

(14) Related Party Transactions
In November 2012, the Company had entered a reciprocal services agreement (the “Services Agreement”) with Harbinger Capital Partners LLC ("Harbinger Capital"), a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. On December 14, 2014, in accordance with the Services Agreement, the Company gave Harbinger Capital ninety days advance written notice of the termination of the Services Agreement effective as of March 1, 2015. Under the Services Agreement, the Company recognized $2.0 and $1.4 of expenses for the three months ended December 31, 2014 and 2013, respectively.
In connection with Mr. Falcone’s resignation, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which Mr. Falcone was paid $20.5 as a one-time payment, $16.5, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3, which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Falcone Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s resignation, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving the Company, (ii) seek representation or control of the Board or affairs of the Company, (iii) purchase or acquire additional securities of the Company, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing.
On March 18, 2014, HGI entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special

Situations Fund, L.P. (together, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 in cash. HGI did not sell any securities in the transaction. Pursuant to the Letter Agreement, Leucadia have designated two directors to HGI's board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HGI's board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HGI that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HGI’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HGI to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HGI’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HGI’s board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HGI entered into a Registration Rights Acknowledgement among it, the HCP Stockholders and Leucadia acknowledging such transfer. A special committee of HGI’s board, comprised of independent directors under the NYSE rules, advised by two separate outside counsel, determined that it is in the best interests of HGI and its stockholders (not including Harbinger Capital and Leucadia and their respective affiliates) for HGI to enter into the foregoing agreements and the related transactions.
FGL invested in collateralized loan obligation ("CLO") securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC ("Fortress"), which has acquired interests greater than 10% ownership in HGI as of December 31, 2014.
FGL’s consolidated related party investments as of December 31, 2014 and September 30, 2014 are summarized as follows:

		December 31, 2014			September 30, 2014
Issuer	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress	Fixed maturities	$201.7	$2.3	$204.0	$194.9	$1.9	$196.8
FGL's related net investment income for the three months ended December 31, 2014 and 2013 are summarized as follows:

		Three months ended December 31,
Issuer	Investment Income Classification	2014	2013
Fortress	Net investment income	$2.0	$—

(15) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii)Energy and (iv) Asset Management.

The following schedules present the Company’s segment information for the three months ended December 31, 2014 and 2013.

	Three months ended December 31,
	2014	2013
Revenues:
Consumer Products	$1,067.8	$1,100.6
Insurance	310.8	373.1
Energy	34.3	35.5
Asset Management	8.0	4.5
Intersegment elimination	(3.5)	(3.7)
Consolidated segment revenues	1,417.4	1,510.0
Corporate and Other	21.0	—
Total revenues	$1,438.4	$1,510.0

Operating (loss) income:
Consumer Products	$115.6	$125.0
Insurance	25.2	85.3
Energy	(195.0)	6.0
Asset Management	(1.1)	(3.9)
Intersegment elimination	(4.0)	(3.7)
Total segment operating (loss) income	(59.3)	208.7
Corporate and Other and eliminations	(123.7)	(29.4)
Consolidated operating (loss) income	(183.0)	179.3
Interest expense	(80.6)	(84.0)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(47.2)
Gain on contingent purchase price reduction	—	0.5
Other income (expense), net	174.0	(11.9)
(Loss) income from continuing operations before income taxes	$(89.6)	$36.7

	Three months ended December 31,
Net change in cash due to operating activities	2014	2013
Consumer Products	$(146.5)	$(136.0)
Insurance	57.8	58.8
Energy	4.4	7.2
Asset Management	(7.9)	5.4
Net change in cash due to segment operating activities	(92.2)	(64.6)
Net change in cash due to corporate and other operating activities, including intersegment eliminations	(79.5)	(24.8)
Consolidated change in cash due to operating activities	$(171.7)	$(89.4)

(16) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at December 31, 2014 and September 30, 2014, and consolidating statements of operations information for the three months ended December 31, 2014 and 2013. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of FOH for the three months ended December 31, 2014. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Harbinger Group Inc. - Condensed Consolidating Balance Sheets Information

December 31, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$19,359.7	$—	$546.3	$81.9	$(247.6)	$19,740.3
Investments in subsidiaries and affiliates	—	64.5	—	—	2,309.1	(2,373.6)	—
Affiliated loans and receivables	—	138.8	—	18.3	0.1	(157.2)	—
Cash and cash equivalents	408.4	599.5	12.9	78.9	211.7	—	1,311.4
Receivables, net	576.8	0.8	36.4	0.8	45.3	—	660.1
Inventories, net	701.9	—	—	—	8.3	—	710.2
Accrued investment income	—	163.8	—	4.8	—	(0.7)	167.9
Reinsurance recoverable	—	2,416.7	—	—	—	—	2,416.7
Deferred tax assets	41.7	136.0	—	0.1	1.1	(0.1)	178.8
Properties, including oil and natural gas properties, net	419.8	11.7	620.0	1.3	2.0	—	1,054.8
Goodwill	1,465.0	—	—	10.7	16.2	—	1,491.9
Intangibles, including DAC and VOBA, net	2,066.7	635.7	—	—	9.9	—	2,712.3
Other assets	151.8	564.7	1.7	8.9	35.1	0.1	762.3
Total assets	$5,832.1	$24,091.9	$671.0	$670.1	$2,720.7	$(2,779.1)	$31,206.7

Liabilities and Equity:
Insurance reserves	$—	$21,246.6	$—	$—	$—	$—	$21,246.6
Debt	3,415.6	300.0	327.0	297.7	1,325.7	—	5,666.0
Accounts payable and other current liabilities	714.1	50.1	31.1	11.3	92.5	0.5	899.6
Employee benefit obligations	78.3	—	—	—	4.2	—	82.5
Deferred tax liabilities	510.2	—	—	—	5.4	2.4	518.0
Other liabilities	20.2	640.3	37.4	12.8	1.3	—	712.0
Affiliated debt and payables	—	1.2	100.0	271.4	30.9	(403.5)	—
Total liabilities	4,738.4	22,238.2	495.5	593.2	1,460.0	(400.6)	29,124.7
Total stockholders’ equity	615.3	1,522.3	175.1	65.8	1,276.2	(2,378.5)	1,276.2
Noncontrolling interests	478.4	331.4	0.4	11.1	(15.5)	—	805.8
Total permanent equity	1,093.7	1,853.7	175.5	76.9	1,260.7	(2,378.5)	2,082.0
Total liabilities and equity	$5,832.1	$24,091.9	$671.0	$670.1	$2,720.7	$(2,779.1)	$31,206.7

September 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$18,820.7	$—	$584.6	$93.7	$(246.5)	$19,252.5
Investment in subsidiaries and affiliates	—	68.2	—	—	2,237.9	(2,306.1)	—
Affiliated loans and receivables	—	157.2	—	28.5	—	(185.7)	—
Cash and cash equivalents	194.6	633.8	14.2	53.5	423.1	—	1,319.2
Receivables, net	515.3	2.1	23.7	0.9	43.1	—	585.1
Inventories, net	624.5	—	—	—	10.7	—	635.2
Accrued investment income	—	181.8	—	3.7	—	(0.6)	184.9
Reinsurance recoverable	—	2,397.6	—	—	—	—	2,397.6
Deferred tax assets	46.7	139.0	—	—	1.1	(0.1)	186.7
Properties, including oil and natural gas properties, net	428.9	11.4	464.4	1.4	2.5	—	908.6
Goodwill	1,469.6	—	—	10.7	44.5	—	1,524.8
Intangibles, including DAC and VOBA, net	2,091.5	550.4	—	—	41.8	—	2,683.7
Other assets	141.9	233.6	2.5	9.2	34.7	—	421.9
Total assets	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

Liabilities and Equity:
Insurance reserves	$—	$20,215.1	$—	$—	$—	$—	$20,215.1
Debt	2,990.9	300.0	243.2	298.7	1,325.0	—	5,157.8
Accounts payable and other current liabilities	816.2	71.9	31.3	8.5	104.6	0.5	1,033.0
Employee benefit obligations	81.9	—	—	—	4.3	—	86.2
Deferred tax liabilities	516.0	—	—	—	17.2	0.1	533.3
Other liabilities	21.2	748.9	27.3	19.3	1.1	—	817.8
Affiliated debt and payables	—	7.8	102.3	286.5	34.8	(431.4)	—
Total liabilities	4,426.2	21,343.7	404.1	613.0	1,487.0	(430.8)	27,843.2
Temporary equity	—	—	—	—	—	—	—
Total stockholders’ equity	612.4	1,526.9	100.7	68.2	1,441.6	(2,308.2)	1,441.6
Noncontrolling interests	474.4	325.2	—	11.3	4.5	—	815.4
Total permanent equity	1,086.8	1,852.1	100.7	79.5	1,446.1	(2,308.2)	2,257.0
Total liabilities and equity	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

Harbinger Group Inc. - Condensed Consolidating Statements of Operations Information

Three months ended December 31, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$1,067.8	$—	$—	$—	$21.0	$—	$1,088.8
Oil and natural gas	—	—	34.3	—	—	—	34.3
Insurance premiums	—	11.7	—	—	—	—	11.7
Net investment income	—	226.9	—	8.0	—	(4.1)	230.8
Net investment gains	—	51.4	—	—	—	0.6	52.0
Insurance and investment product fees and other	—	20.8	—	—	—	—	20.8
Total revenues	1,067.8	310.8	34.3	8.0	21.0	(3.5)	1,438.4
Operating costs and expenses:
Cost of consumer products and other goods sold	697.6	—	—	—	14.4	—	712.0
Oil and natural gas direct operating costs	—	—	20.5	—	—	—	20.5
Benefits and other changes in policy reserves	—	241.5	—	—	—	—	241.5
Selling, acquisition, operating and general expenses	234.1	32.8	18.8	9.1	70.1	0.5	365.4
Impairments	—	—	190.0	—	60.2	—	250.2
Amortization of intangibles	20.5	11.3	—	—	—	—	31.8
Total operating costs and expenses	952.2	285.6	229.3	9.1	144.7	0.5	1,621.4
Operating (loss) income	115.6	25.2	(195.0)	(1.1)	(123.7)	(4.0)	(183.0)
Equity in net income (losses) of subsidiaries	—	(2.8)	—	—	(7.5)	10.3	—
Interest expense	(44.4)	(5.9)	(2.2)	—	(28.1)	—	(80.6)
Affiliated interest expense	—	—	(2.3)	(1.5)	(1.2)	5.0	—
Other income (expense), net	(0.7)	—	160.0	(0.5)	17.4	(2.2)	174.0
(Loss) income from continuing operations before income taxes	70.5	16.5	(39.5)	(3.1)	(143.1)	9.1	(89.6)
Income tax expense	20.5	7.8	—	—	(13.2)	1.7	16.8
Net (income) loss	50.0	8.7	(39.5)	(3.1)	(129.9)	7.4	(106.4)
Less: Net income (loss) attributable to noncontrolling interest	20.8	3.3	(0.3)	(0.3)	(20.1)	—	3.4
Net income (loss) attributable to controlling interest	$29.2	$5.4	$(39.2)	$(2.8)	$(109.8)	$7.4	$(109.8)

Three months ended December 31, 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$1,100.6	$—	$—	$—	$—	$—	$1,100.6
Oil and natural gas	—	—	35.5	—	—	—	35.5
Insurance premiums	—	13.9	—	—	—	—	13.9
Net investment income	—	200.4	—	4.5	—	(3.7)	201.2
Net investment gains	—	141.9	—	—	—	—	141.9
Insurance and investment product fees and other	—	16.9	—	—	—	—	16.9
Total revenues	1,100.6	373.1	35.5	4.5	—	(3.7)	1,510.0
Operating costs and expenses:
Cost of consumer products and other goods sold	719.4	—	—	—	—	—	719.4
Oil and natural gas operating costs	—	—	16.1	—	—	—	16.1
Benefits and other changes in policy reserves	—	234.7	—	—	—	—	234.7
Selling, acquisition, operating and general expenses	236.0	29.9	13.4	8.4	29.4	—	317.1
Amortization of intangibles	20.2	23.2	—	—	—	—	43.4
Total operating costs and expenses	975.6	287.8	29.5	8.4	29.4	—	1,330.7
Operating (loss) income	125.0	85.3	6.0	(3.9)	(29.4)	(3.7)	179.3
Equity in net income of subsidiaries	—	—	—	—	71.5	(71.5)	—
Interest expense	(57.0)	(5.6)	(2.4)	—	(19.0)	—	(84.0)
Affiliated interest expense	—	—	(2.3)	(1.4)	—	3.7	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(47.2)	—	(47.2)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other income (expense), net	(0.9)	—	(3.4)	(3.7)	(3.9)	—	(11.9)
(Loss) income from continuing operations before income taxes	67.1	79.7	(2.1)	(9.0)	(27.5)	(71.5)	36.7
Income tax expense	12.7	26.5	—	(0.2)	(0.7)	—	38.3
Net loss	54.4	53.2	(2.1)	(8.8)	(26.8)	(71.5)	(1.6)
Less: Net income attributable to noncontrolling interest	22.6	3.3	—	(0.7)	—	—	25.2
Net loss attributable to controlling interest	31.8	49.9	(2.1)	(8.1)	(26.8)	(71.5)	(26.8)
Less: Preferred stock dividends and accretion	—	—	—	—	12.2	—	12.2
Net loss attributable to common and participating preferred stockholders	$31.8	$49.9	$(2.1)	$(8.1)	$(39.0)	$(71.5)	$(39.0)

(17) Subsequent Events
ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance date through the date of the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.
On December 29, 2014 (subsequent to Spectrum Brands' December 28, 2014 quarter end), Spectrum Brands completed a $120.0 cash acquisition, excluding working capital adjustments, of Procter & Gamble’s European pet food business, consisting of premium brands for dogs and cats. The Company will account for this acquisition in accordance with ASC 805. Spectrum Brands is in the process of completing the preliminary purchase accounting.
On January 16, 2015, Spectrum Brands completed a $150.5 cash acquisition, excluding working capital adjustments, of Salix Animal Health LLC, which provides premium pet food products. The Company will account for this acquisition in accordance with ASC 805. The Company is in the process of completing the preliminary purchase accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Harbinger Group Inc. ("HGI," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HGI which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 21, 2014 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2014 as the "Fiscal 2015 Quarter" and the three months ended December 31, 2013 as the "Fiscal 2014 Quarter," respectively.
HGI Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management (Salus Capital Partners, LLC, “Salus”, Five Island Asset Management, LLC, “FIAM”, which holds our interests in FIAM Capital Management, LLC ("Five Island"), Energy & Infrastructure Capital (“EIC”) and CorAmerica Capital, LLC ("CorAmerica")), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an investment in Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, "Compass", through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
Energy Segment
On February 14, 2013, EXCO Resources, Inc. ("EXCO") and HGI Energy formed Compass to own and operate conventional oil and natural gas properties. EXCO contributed to Compass its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. On October 31, 2014, HGI Energy acquired the approximately 25% remaining interests it did not already hold in Compass from EXCO. The transaction resulted in HGI owning an economic interest of 99.8% in Compass.
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
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. An asset-based loan is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. As a result, asset-based financing emphasizes the monitoring of the collateral that secures the asset-based loan. Salus’ loans are funded through capital commitments from Salus equity, funds committed by FGL and Front Street as participants and funds committed by Salus’ collateralized loan obligation ("CLO") securitization. As of December 31, 2014, Salus, along with its co-lenders FGL and Front Street, have funded loans totaling $799.4 million aggregate principal amount outstanding on a consolidated basis. During the Fiscal 2015 Quarter, Salus closed on 1 transaction, representing approximately $76.0 million in total commitment. As of September 30, 2014, none of Salus’ loans were delinquent in payment. However, while Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its lien position in the collateral securing its loans, there can be no assurance that Salus will not suffer a partial or complete loss if the loan becomes non-performing.

Five Island is a high-yield asset management firm. Five Island commenced operations in 2013 and pursues a below-investment grade credit strategy that seeks to achieve strong, risk-adjusted returns through a fundamental, high-conviction approach to security selection. Five Island’s investment approach is based on credit-intensive research with a strong focus on capital preservation and diversification. Pursuant to an Investment Management Agreement ("IMA"), Five Island manages a portion of the assets securing Front Street Cayman’s reinsurance obligations under the Cayman Reinsurance Agreement.
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

Highlights for the Fiscal 2015 Quarter
Significant Transactions and Activity
During the Fiscal 2015 Quarter, our most significant activity included the following:
Consumer Products segment

•	In October 2014, Spectrum Brands completed the $30.3 million cash acquisition of Tell Manufacturing, Inc. (“Tell”), a leading manufacturer and distributor of commercial doors, locks and hardware.

•
In December 2014, Spectrum Brands issued $250.0 million aggregate principal amount of 6.125% unsecured notes due 2024 at par (the “6.125% Notes”) and entered into a new term loan facility in an aggregate principal amount of €150.0 million (the “New Term Loan Facility”).

•	Subsequent to the Fiscal 2015 Quarter end, Spectrum Brands acquired Proctor & Gamble’s European pet food business, consisting of premium brands for dogs and cats.
Insurance segment

•
In November 2014, Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of HGI, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for $19.2 million.

Asset Management segment

•
Salus originated $76.0 million of new asset-backed loan commitments in the Fiscal 2015 Quarter. Salus, together with its affiliated co-lenders FGL and Front Street, had $791.9 million of loans outstanding as of December 31, 2014, net of allowance for credit losses of $7.5 million.

Energy segment

•
On October 31, 2014, our wholly-owned subsidiary, HGI Energy acquired approximately 25.5% interests in Compass from EXCO for $118.8 million. The change in control resulting from the acquisition of EXCO's interest in Compass resulted in the remeasurement of our initial basis in Compass at fair value which increased the Compass' full cost pool by $145.4 million primarily due to the valuation of proved developed and undeveloped oil and natural gas properties.

•
During the Fiscal 2015 Quarter our Energy segment recorded impairments to its oil and natural gas properties of $190.0 million based on the ceiling test limitation under full cost method of accounting. The impairments were primarily due to the increased full cost pool that resulted from the remeasurement of our initial basis in Compass and the acquisition of EXCO's interest during the Fiscal 2015 Quarter.

Corporate and Other segment

•
On November 25, 2014, the Company announced that Philip Falcone, HGI's Chief Executive Officer and Chairman of the board of directors (“the Board”) had, effective December 1, 2014, resigned from his positions with the Company. In connection with his resignation, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement pursuant to which Mr. Falcone was paid $20.5 million as a one‐time payment, $16.5 million, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 million, which constituted a pro‐rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results.

•
During the Fiscal 2015 Quarter, we changed the strategic direction of Frederick's of Hollywood ("FOH") which was the direct result of the resignation of the Company's CEO during the first fiscal quarter of 2015 which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and the intangible assets.

Key financial highlights

•
Diluted net loss attributable to common and participating preferred stockholders increased to $0.56 per diluted common share attributable to controlling interest ($0.56 basic) in the Fiscal 2015 Quarter, compared to diluted net loss attributable to common and participating preferred stockholders of $0.28 per diluted common share attributable to controlling interest ($0.28 basic), in the Fiscal 2014 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $293.0 million (primary held at HGI and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2015 Quarter decreased $9.4 million, or 7.5%, to $115.6 million from $125.0 million for the Fiscal 2014 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA- Consumer Products") decreased by $3.0 million, or 1.7%, to $175.8 million versus the Fiscal 2014 Quarter primarily due to the effect of exchange rates. Adjusted EBITDA margin represented 16.5% of sales as compared to 16.2% in the Fiscal 2014 Quarter. See Non-GAAP measures below for more details.

•
Our Insurance segment’s operating income for the Fiscal 2015 Quarter decreased $60.1 million, to $25.2 million from an operating income of $85.3 million for the Fiscal 2014 Quarter, primarily due to a $97.0 million increase of the FIA present value of future credits and guarantee liability driven by a decrease in longer duration risk free rates during the Fiscal 2015 Quarter, partially offset by an increase in net investment income for the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter. Our Insurance segment’s adjusted net income (“Insurance AOI”) decreased by $3.6 million, or 10.6%, to $30.3 million versus $33.9 million for the Fiscal 2014 Quarter.

•
Our Energy segment’s operating loss for the Fiscal 2015 Quarter was $195.0 million, a decrease of $201.0 million from the Fiscal 2014 Quarter, primarily due to the impairments of $190.0 million recorded in the Fiscal 2015 Quarter. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA- Energy") for the Fiscal 2015 Quarter was $12.9 million, a decrease of $5.1 million from the Fiscal 2014 Quarter. The decrease was primarily attributable to the decrease in the average sales prices during the Fiscal 2015 Quarter and natural production declines which was partially offset by the impact of the acquisition of EXCO's interest in Compass.

•
Our Asset Management segment contributed approximately $8.0 million to our consolidated revenues for the Fiscal 2015 Quarter from the operations of Salus, Five Island, EIC and CorAmerica together, gross of revenue from affiliated entities, an increase of $3.5 million over the Fiscal 2014 Quarter, primarily due to higher average asset-based loans as compared to the Fiscal 2014 Quarter. The Asset Management segment's operating loss for the Fiscal 2015 Quarter decreased $2.8 million from the Fiscal 2014 Quarter to $1.1 million, driven by the higher revenue previously discussed partially offset by increased overhead to support growth.

•
During the Fiscal 2015 Quarter, we received dividends of approximately $22.3 million from our respective subsidiaries, including $3.0 million, $9.3 million and $10.0 million from FGL, Spectrum Brands and Compass, respectively, which does not give effect to the net impact from interest payments made by HGI on behalf of HGI's Energy segment with respect to certain intercompany notes.

Results of Operations
Fiscal 2015 Quarter Compared to Fiscal 2014 Quarter
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Revenues:
Consumer Products	$1,067.8	$1,100.6	$(32.8)
Insurance	310.8	373.1	(62.3)
Energy	34.3	35.5	(1.2)
Asset Management	8.0	4.5	3.5
Intersegment elimination	(3.5)	(3.7)	0.2
Consolidated segment revenues	1,417.4	1,510.0	(92.6)
Corporate and Other	21.0	—	21.0
Total revenues	$1,438.4	$1,510.0	$(71.6)

Operating (loss) income:
Consumer Products	$115.6	$125.0	$(9.4)
Insurance	25.2	85.3	(60.1)
Energy	(195.0)	6.0	(201.0)
Asset Management	(1.1)	(3.9)	2.8
Intersegment elimination	(4.0)	(3.7)	(0.3)
Total segment operating (loss) income	(59.3)	208.7	(268.0)
Corporate and Other and eliminations	(123.7)	(29.4)	(94.3)
Consolidated operating (loss) income	(183.0)	179.3	(362.3)
Interest expense	(80.6)	(84.0)	3.4
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(47.2)	47.2
Gain on contingent purchase price reduction	—	0.5	(0.5)
Other income (expense), net	174.0	(11.9)	185.9
(Loss) income from continuing operations before income taxes	(89.6)	36.7	(126.3)
Income tax expense	16.8	38.3	(21.5)
Net loss	(106.4)	(1.6)	(104.8)
Less: Net income attributable to noncontrolling interest	3.4	25.2	(21.8)
Net loss attributable to controlling interest	(109.8)	(26.8)	(83.0)
Less: Preferred stock dividends and accretion	—	12.2	(12.2)
Net loss attributable to common and participating preferred stockholders	$(109.8)	$(39.0)	$(70.8)
Revenues. Revenues for the Fiscal 2015 Quarter decreased $71.6 million, or 4.7%, to $1,438.4 million from $1,510.0 million for the Fiscal 2014 Quarter. The decrease was primarily driven by increase of the FIA present value of future credits and guarantee liability in our Insurance segment and negative foreign exchange impact in our Consumer Products segment, partially offset by higher net investment income.
Consolidated operating (loss) income. Consolidated operating (loss) income for the Fiscal 2015 Quarter decreased $362.3 million, or 202.1%, to an operating loss $183.0 million from operating income of $179.3 million for the Fiscal 2014 Quarter. The decrease is primarily due to the impairments in our Energy and Corporate and Other segments coupled with the decreased revenues in our Consumer Products and Insurance segments, as discussed above and the severance payments associated with the resignation of Philip Falcone as the Company's CEO.
Interest Expense. Interest expense decreased $3.4 million to $80.6 million for the Fiscal 2015 Quarter from $84.0 million for the Fiscal 2014 Quarter. The decrease is primarily due to refinancing to lower rate debt during Fiscal 2014, offset in part by higher overall debt levels.

Loss from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $47.2 million during the Fiscal 2014 Quarter was principally due to an increase in the market price of our common stock from $10.37 to $11.85 per share during the Fiscal 2014 Quarter. On May 15, 2014, we elected to exercise its option to convert all but one share of the remaining outstanding preferred stock into shares of its common stock resulting in the cessation of recognition of gains and losses on the embedded derivative.
Other income (expense), net. Other income increased $185.9 million to $174.0 million for the Fiscal 2015 Quarter from other expense of $11.9 million for the Fiscal 2014 Quarter. The increase was primarily due to $141.2 million gain on remeasurement to fair value of the investment in Compass triggered by our acquisition of the approximately 25% remaining interest we did not already hold in Compass, in addition to oil and natural gas derivative gains as a result of declining oil and natural gas prices and unrealized gains on our investment in HC2 Holdings Inc.
Income Taxes. For the Fiscal 2015 Quarter our effective tax rate of (18.8)% was negatively impacted by: (i) the profitability of FGL’s life insurance business which files its own consolidated Federal income tax return; (ii) pretax losses in the U.S. and some foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances and (iii) non-U.S. tax expense on income in certain foreign jurisdictions that are not indefinitely reinvested and where we are not recognizing any incremental U.S. tax expense on expected future repatriations of foreign earnings due to its tax net operating loss position. Partially offsetting these factors in the Fiscal 2015 Quarter included recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain FOH indefinite lived intangible assets and goodwill. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded this quarter resulted in a reduction to the deferred tax liability previously recorded.
For the Fiscal 2014 Quarter our effective tax rates of 104.4% was negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) net operating losses in the U.S. and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock for which no tax benefit is available; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on certain foreign jurisdictions for which we will not receive tax credits in the U.S. due to its tax net operating loss position.
Net operating loss (“NOL”), capital loss and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to valuation allowances, as we concluded that all or a portion of the associated tax benefits are not more-likely-than-not realizable. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HGI, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HGI.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion for the Fiscal 2014 Quarter consisted of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion, which accrued under certain circumstances; (iii) accretion of the carrying value of our preferred stock, which was discounted by the bifurcated equity conversion feature and issuance costs; and (iv) any gain or loss realized upon the conversion of the preferred stock. As a result of the conversion of the Preferred Stock in the second quarter of Fiscal 2014, the Company no longer recognizes preferred dividends and accretion.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Net consumer and other product sales	$1,067.8	$1,100.6	$(32.8)
Cost of consumer products and other goods sold	697.6	719.4	(21.8)
Consumer products segment gross profit	370.2	381.2	(11.0)
Selling, acquisition, operating and general expenses	234.1	236.0	(1.9)
Amortization of intangibles	20.5	20.2	0.3
Operating income - Consumer Products segment	$115.6	$125.0	$(9.4)
Revenues. Net consumer products sales for the Fiscal 2015 Quarter decreased $32.8 million, or 3.0%, to $1,067.8 million from $1,100.6 million for the Fiscal 2014 Quarter. The decrease in net consumer product sales in the Fiscal 2015 Quarter was primarily due to the negative impact of foreign exchange of $37.4 million coupled with a decrease in consumer battery sales due to promotions and discounts by Spectrum Brands' competitors at a major retail customer as well as customer inventory reduction initiatives and timing of holiday shipments. These decreases were offset by an increase in the small appliances product line driven by promotions, timing of shipments and new products. The following table details the principal components of the change in net sales from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter (in millions):

Net Sales
Fiscal 2014 Quarter Net consumer and other product sales	$1,100.6
Increase in small appliances	15.7
Increase in personal care products	6.1
Increase in home and garden control products	5.7
Decrease in pet supplies	(5.4)
Decrease in hardware and home improvement	(7.2)
Decrease in consumer batteries	(10.3)
Foreign currency impact, net	(37.4)
Fiscal 2015 Quarter Net Sales	$1,067.8
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter
Product line net sales	2015	2014	Increase (Decrease)
Hardware and home improvement products	$271.2	$278.4	$(7.2)
Consumer batteries	240.2	264.5	(24.3)
Small appliances	223.8	216.8	7.0
Personal care products	172.5	178.1	(5.6)
Pet supplies	120.6	129.1	(8.5)
Home and garden control products	39.5	33.7	5.8
Total net sales to external customers	$1,067.8	$1,100.6	$(32.8)
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2015 Quarter was $370.2 million compared to $381.2 million for the Fiscal 2014 Quarter. Gross profit margin for the Fiscal 2015 Quarter remained flat at 34.7% from 34.6% in the Fiscal 2014 Quarter.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased by $1.9 million, or 0.8%, to $234.1 million for the Fiscal 2015 Quarter, from $236.0 million for the Fiscal 2014 Quarter. The slight decrease in operating expenses during the Fiscal 2015 Quarter was attributable to a $9.1 million decrease within selling and general and administrative expenses as a result of expense reductions in the product lines with declined sales volume. These decreases were partially offset by a $4.4 million increase in restructuring and related charges and a $2.6 million increase within acquisition and integration related charges.
Amortization of intangibles. For the Fiscal 2015 Quarter, amortization of intangibles remained flat at $20.5 million from $20.2 million for the Fiscal 2014 Quarter.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)

Insurance premiums	$11.7	$13.9	$(2.2)
Net investment income	226.9	200.4	26.5
Net investment gains	51.4	141.9	(90.5)
Insurance and investment product fees and other	20.8	16.9	3.9
Total Insurance segment revenues	310.8	373.1	(62.3)
Benefits and other changes in policy reserves	241.5	234.7	6.8
Acquisition, operating and general expenses, net of deferrals	32.8	29.9	2.9
Amortization of intangibles	11.3	23.2	(11.9)
Total Insurance segment operating costs and expenses	285.6	287.8	(2.2)
Operating income - Insurance segment	$25.2	$85.3	$(60.1)
Insurance premiums. For the Fiscal 2015 Quarter, premiums decreased $2.2 million, or 15.8% to $11.7 million from $13.9 million for the Fiscal 2014 Quarter primarily due to a decrease in life-contingent immediate annuity policies resulting from deaths and lapses during the Fiscal 2014 Quarter.
Net investment income. For the Fiscal 2015 Quarter, net investment income increased $26.5 million, or 13.2% to $226.9 million from $200.4 million for the Fiscal 2014 Quarter. The increase is primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher average assets under management, coupled with an increase in earned yields quarter over quarter.
Average invested assets (on an amortized cost basis) were $18.5 billion and $17.1 billion, and the yield earned on average invested assets was 4.9% and 4.7% (annualized) for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively, compared to interest credited and option costs of 3.0% (annualized), for both periods.
The Insurance Segment’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter
	2015	2014
Yield on average invested assets (at amortized cost)	4.9%	4.7%
Less: Interest credited and option cost	3.0%	3.0%
Net investment spread	1.9%	1.7%

The net investment spread for the Fiscal 2015 Quarter was 0.2% higher than for the Fiscal 2014 Quarter driven by investment in higher yielding fixed maturity securities and greater deployment of excess cash in the Fiscal 2014 Quarter resulting in less cash drag quarter over quarter.
Net investment gains. For the Fiscal 2015 Quarter the Insurance Segment had net investment gains of $51.4 million compared to net investment gains of $141.9 million for the Fiscal 2014 Quarter. The period over period decrease of $90.5 million was primarily due to a decline in net investment gains on certain derivative instruments resulting from the performance of the indices upon which the call options and futures contracts are based. The Insurance Segment utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor's 500 Index (the "S&P 500 Index") with the remainder based upon other equity and bond market indices. The S&P 500 Index increased 4.4% and 9.9% during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively

(the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Call options:
Gain on option expiration	$47.0	$52.6	$(5.6)
Change in unrealized (loss) gain	(5.7)	61.7	(67.4)
Futures contracts:
(Loss) gain on futures contracts expiration	(2.0)	13.1	(15.1)
Change in unrealized gain	6.2	—	6.2
	$45.5	$127.4	$(81.9)
The average index credits to policyholders were as follows:

	Fiscal Quarter
	2015	2014
Average crediting rate	5.0%	6.6%
S&P 500 Index:
Point-to-point strategy	4.6%	5.2%
Monthly average strategy	4.7%	5.4%
Monthly point-to-point strategy	5.0%	8.4%
3 Year high water mark	26.5%	18.8%
The credits for the Fiscal 2015 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2015 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow FGL to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. These revenues increased $3.9 million, or 23.1% to $20.8 million for the Fiscal 2015 Quarter from $16.9 million for the Fiscal 2014 Quarter. The increase was primarily due to an increase in cost of insurance fees on FIA policies during the Fiscal 2015 Quarter. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased as a result of FIA sales growth over the past year.
Benefits and other changes in policy reserves.
Below is a summary of the major components included in benefits and other changes in policy reserves (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
FIA market value option liability	$1.3	$80.3	$(79.0)
FIA present value future credits & guarantee liability change	45.3	(51.7)	97.0
Index credits, interest credited & bonuses	161.5	162.1	(0.6)
Annuity Payments	52.3	58.2	(5.9)
Other policy benefits and reserve movements	(18.9)	(14.2)	(4.7)
Total benefits and other changes in policy reserves	$241.5	$234.7	$6.8

For the Fiscal 2015 Quarter, benefits and other changes in policy reserves increased $6.8 million, or 2.9%, to $241.5 million, from $234.7 million for the Fiscal 2014 Quarter primarily due to an increase in FIA present value future credits & guarantee liability offset by a decrease in FIA market value option liability.
FIA present value of future credits and guarantee liability increased $45.3 million during the Fiscal 2015 Quarter compared to a $51.7 million decrease during the Fiscal 2014 Quarter. The period over period increase of $97.0 million was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Quarter, which increased reserves by $53.8 million compared to an increase in rates and corresponding reserve decrease of $37.4 million during the Fiscal 2014 Quarter.
FIA market value option liability increased $1.3 million during the Fiscal 2015 Quarter compared to an $80.3 million increase during the Fiscal 2014 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging FGL's FIA policies. Accordingly, the period over period decrease of $79.0 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's offsetting derivative assets quarter over quarter).
Acquisition, operating and general expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, increased $2.9 million, or 9.7%, to $32.8 million for the Fiscal 2015 Quarter, from $29.9 million for the Fiscal 2014 Quarter primarily due to higher FIA sales in the Fiscal 2015 Quarter.
Amortization of intangibles. For the Fiscal 2015 Quarter, amortization of intangibles decreased $11.9 million, or 51.3%, to $11.3 million from $23.2 million for the Fiscal 2014 Quarter. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decrease was primarily due to lower gross margins on FGL's FIA products during the Fiscal 2015 Quarter. The decrease in the margins was primarily due to the increase in the FIA present value of future credits and guarantee liability discussed above. Additionally, the Fiscal 2014 Quarter included favorable unlocking of $15.2 million which was driven by better than expected margins (both actual and projected) due to the appreciation in the equity markets during the quarter.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Oil and natural gas revenues	$34.3	$35.5	$(1.2)
Oil and natural gas direct operating costs	20.5	16.1	4.4
Oil and natural gas operating margin	13.8	19.4	(5.6)
Acquisition, operating and general expenses, net of deferrals	18.8	13.4	5.4
Impairment of oil and natural gas properties	190.0	—	190.0
Operating (loss) income - Energy segment	$(195.0)	$6.0	$(201.0)
Oil and natural gas production, revenues, and prices. Oil and natural gas revenues for the Fiscal 2015 Quarter decreased by $1.2 million, or 3.4%, to $34.3 million compared with $35.5 million for the Fiscal 2014 Quarter primarily due to decreased oil, natural gas and natural gas liquids prices and declining production. This was offset by additional revenues resulting from the acquisition of EXCO's interest in Compass on October 31, 2014. The Energy segment’s average sales price for the Fiscal 2015 Quarter decreased by $27.29, or 29.4%, per barrel ("Bbl") of oil, $17.08, or 37.1%, per Bbl of natural gas liquids, and $0.05, or 1.4% per cubic feet ("Mcf") of natural gas as compared with the Fiscal 2014 Quarter. The decrease in the Energy segment's average sales price for oil and natural gas liquids during the Fiscal 2015 Quarter was the result of of lower market prices. Our share of the average daily production for the Fiscal 2015 Quarter increased to 85 Mmcfe per day from 75 Mmcfe per day for the Fiscal 2014 Quarter as the result of the acquisition of EXCO's interest in Compass which was partially offset by natural production declines.
Direct operating costs and expenses. The Energy segment's oil and natural gas direct operating costs and expenses were $20.5 million, an increase of $4.4 million from $16.1 million for the Fiscal 2014 Quarter. Direct operating costs and expenses for the Fiscal 2015 Quarter consist of oil and natural gas operating costs ($13.2 million), gathering and transportation expenses ($4.0 million), and production and ad valorem taxes ($3.3 million).
The Energy segment’s oil and natural gas operating costs for the Fiscal 2015 Quarter increased by $2.8 million, or 26.9%, to $13.2 million compared with $10.4 million for the Fiscal 2014 Quarter. The increase was primarily due to the acquisition of EXCO's interest in Compass on October 31, 2014. On a per Mcfe basis, oil and natural gas operating costs increased from $1.51 per Mcfe for the Fiscal 2014 Quarter to $1.69 per Mcfe for the Fiscal 2015 Quarter. Increase on a Mcfe basis was primarily due to lower volumes resulting from declining production in relation to fixed operating costs.
Gathering and transportation expenses for the Fiscal 2015 Quarter increased by $0.8 million, or 25.0%, to $4.0 million compared to $3.2 million for the Fiscal 2014 Quarter. On a per Mcfe basis, gathering and transportation expenses increased from $0.46 per Mcfe for the Fiscal 2014 Quarter to $0.51 per Mcfe for the Fiscal 2015 Quarter. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses. The increase on a per Mcfe basis for the Fiscal 2015 Quarter from Fiscal 2014 Quarter was primarily due to lower volumes in relation to fixed costs associated with gathering and transportation.
Production and ad valorem taxes for the Fiscal 2015 Quarter increased by $0.7 million, or 26.9%, to $3.3 million compared to $2.6 million for the Fiscal 2014 Quarter mainly due to the acquisition of EXCO's interest in Compass. On a per Mcfe basis, production and ad valorem taxes increased from $0.37 per Mcfe for the Fiscal 2014 Quarter to $0.42 per Mcfe for the Fiscal 2015 Quarter. The increase was due to the increase in the state of Louisiana severance tax rate, which increased in July 2014 from $0.12 per Mcf to $0.16 per Mcf.
Acquisition, operating and general expenses, net of deferrals. The Energy segment's acquisition, operating and general expenses, net of deferrals for the Fiscal 2015 Quarter of $18.8 million consist of (1) depletion expense of $13.0 million, (2) general and administrative costs of $4.7 million, and (3) depreciation, amortization and asset retirement obligation accretion expense of $1.1 million.
The Energy segment's general and administrative expense for the Fiscal 2015 Quarter increased by $3.0 million, or 176.5%, to $4.7 million compared to $1.7 million for the Fiscal 2014 Quarter due to the acquisition of EXCO's interest in Compass and increased employee personnel costs due to higher annual bonuses paid in the current period. In addition, Compass incurred higher costs in the current period associated with the transition to operations independent from EXCO. The transition is expected to be completed by the end of the first half of the 2015 calendar year.
Depletion expense for the Fiscal 2015 Quarter increased by $2.2 million, or 20.4%, to $13.0 million compared to $10.8 million for the Fiscal 2014 Quarter due to the acquisition of EXCO's interest in Compass and the remeasurement of our basis in the properties in connection with the change in control. On a per Mcfe basis, depletion expense increased from $1.57 per Mcfe for the Fiscal 2014 Quarter to $1.67 per Mcfe for the Fiscal 2015 Quarter. The increase was primarily due to an increase in the depletable base from the acquisition of EXCO's interest in Compass. Depletion expense was calculated using the unit-of-production method for Energy segment's proved oil and gas properties.
Impairment of oil and natural gas properties. For the Fiscal 2015 Quarter, the Energy segment recorded an impairment of $190.0 million to its oil and natural gas properties. As discussed in Note 2. Significant Accounting Policies and Practices and Recent Accounting Pronouncements to the accompanying unaudited Condensed Consolidated Financial Statements, the acquisition of EXCO's interest in Compass resulted in the remeasurement of HGI's basis in Compass at fair value. As a result, our full cost pool exceeded our ceiling test limitation at December 31, 2014 resulting in impairment. The impairment was primarily due to differences in the fair value measurement of oil and natural gas properties in connection with the acquisition of EXCO's interest and remeasurement of HGI's basis compared to the full cost ceiling limitation. The ceiling test requires to price period ending proved reserves using the simple average sport prices for the trailing 12 month period, which may not be indicative of actual market values. The Energy segment did not record an impairment to our oil and natural gas properties for the Fiscal 2014 Quarter. As a result of recent decline in oil and natural gas prices, the Energy segment expects to incur additional impairments to its oil and natural gas properties in fiscal year 2015 if prices do not increase.

Summary of key financial data
A summary of key financial data for the Fiscal 2015 Quarter and Fiscal 2014 Quarter related to the results of operations of Compass is presented below. Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100% of Compass' consolidated results.

	Fiscal Quarter
(dollars in millions, except per unit prices)	2015	2014	Increase / (Decrease)
Production:
Oil (Mbbls)	124	101	23
Natural gas liquids (Mbbls)	153	142	11
Natural gas (Mmcf)	6,114	5,427	687
Total production (Mmcfe) (1)	7,776	6,885	891
Average daily production (Mmcfe)	85	75	10
Revenues before derivative financial instrument activities:
Oil	$8.1	$9.4	$(1.3)
Natural gas liquids	4.4	6.5	(2.1)
Natural gas	21.7	19.6	2.1
Total revenues	$34.2	$35.5	$(1.3)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$18.7	$(3.4)	$22.1
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$65.67	$92.96	$(27.29)
Natural gas liquids (per Bbl)	28.95	46.03	(17.08)
Natural gas (per Mcf)	3.55	3.60	(0.05)
Natural gas equivalent (per Mcfe)	4.41	5.15	(0.74)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.69	$1.51	$0.18
Production and ad valorem taxes	0.42	0.37	0.05
Gathering and transportation	0.51	0.46	0.05
Depletion	1.67	1.57	0.10
Depreciation and amortization	0.07	0.06	0.01
General and administrative	0.60	0.25	0.35
Interest expense	0.58	0.68	(0.10)

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Asset Management segment revenues	$8.0	$4.5	$3.5
Asset Management segment operating costs and expenses	9.1	8.4	0.7
Operating loss - Asset Management segment	$(1.1)	$(3.9)	$2.8
Asset Management segment revenues and operating loss. Revenues for the Fiscal 2015 Quarter increased $3.5 million to $8.0 million from $4.5 million in the Fiscal 2014 Quarter. Operating loss for the Fiscal 2015 Quarter decreased $2.8 million to $1.1 million, from operating loss of $3.9 million during the Fiscal 2014 Quarter. The increase in revenues during Fiscal 2015 Quarter was primarily due to higher average asset-based loans as compared to the Fiscal 2014 Quarter. The increase in operating expenses during Fiscal 2015 Quarter was primarily due to an increase in salary and benefit expenses resulting from the addition of employees, and to a lesser extent an increase in expenses due to increased operations.

Corporate and Other Segment

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Net consumer and other product sales	$21.0	$—	$21.0
Cost of consumer products and other goods sold	14.4	—	14.4
Corporate and Other gross profit	6.6	—	6.6
Selling, acquisition, operating and general expenses	70.1	29.4	40.7
Impairments of goodwill and intangibles	60.2	—	60.2
Operating income - Corporate and Other segment	$(123.7)	$(29.4)	$(94.3)
Net consumer and other product sales. Net consumer and other product sales represents sales of $21.0 million for the Fiscal 2015 Quarter from FOH, which was acquired in the third fiscal quarter of 2014.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit of $6.6 million represents FOH sales less consumer products cost of goods sold for the Fiscal 2015 Quarter, representing a gross profit margin of 31.4%.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $40.7 million to $70.1 million for the Fiscal 2015 Quarter from $29.4 million for the Fiscal 2014 Quarter.
The $40.7 million increase in corporate expenses for the Fiscal 2015 Quarter when compared to the Fiscal 2014 Quarter was primarily due to the severance costs associated with the departure of Phil Falcone and other expenses due to the expansion of our overall operations during the Fiscal 2015 Quarter, including selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014, partially offset by a decrease in lower stock-based compensation, and the decrease in bonus expense discussed below.
HGI's Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HGI's corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HGI's net asset value ("Compensation NAV") in excess of a 7% hurdle rate. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HGI's performance. HGI's accrual for these bonus compensation expenses decreased by $5.0 million in the Fiscal 2015 Quarter as compared to the respective comparable prior fiscal period. This reflects the underlying performance and growth in the Compensation NAV, which grew at a lower rate of approximately 2.5% in the Fiscal 2015 Quarter as compared to 10.4% growth in the Fiscal 2014 Quarter.

Non-US GAAP Measures
We believe that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted EBITDA is a non-GAAP financial measure used in our Consumer Products (“Adjusted EBITDA - Consumer Products”) and Energy (“Adjusted EBITDA - Energy”) segments and one of the measures used for determining Spectrum Brands and Compass’ debt covenant compliance. Insurance AOI” is a non-US GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance segment uses to evaluate financial performance each period.
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
Insurance AOI is calculated by adjusting the Insurance segment’s net income to eliminate (i) the impact of net investment gains, including other-than-temporary impairment losses recognized in operations, but excluding gains and losses on derivatives; (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability; and (iii) the impact of certain litigation reserves. All adjustments to Insurance AOI are net of the corresponding value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations and together with net income, we believe Insurance AOI provides meaningful financial metric that helps investors understand our underlying results and profitability.
In the second fiscal quarter of 2014, the Insurance AOI definition was revised from a pre-tax basis to an after-tax basis to better reflect the basis on which the performance of the Insurance segment is assessed internally. Insurance AOI includes interest expense and an effective tax rate of 35% is now applied to reconciling items made to net income. All prior periods presented have been re-presented to reflect this new definition. Additionally, during the second fiscal quarter of 2014 the definition of Insurance AOI was further revised to exclude the impact of certain litigation reserves, net of the corresponding VOBA, DAC and income tax impact related to these adjustments. Specifically, the expense to establish litigation reserves to settle class action lawsuits. This change has been reflected in the current period calculation and will be applied prospectively. As a result of these changes, Insurance AOI as presented in this report may not be comparable with the Insurance AOI definition presented in other reports.
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

Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter
Reconciliation to reported net income:	2015	2014
Reported net income - Consumer Products segment	$50.0	$54.4
Add back:
Interest expense	44.4	57.0
Income tax expense	20.5	12.7
Tell inventory fair value adjustment	0.8	—
Restructuring and related charges	7.4	4.5
Acquisition and integration related charges	8.1	5.5
Other	0.1	—
Adjusted EBIT - Consumer Products segment	131.3	134.1
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	18.4	17.9
Amortization of intangibles	20.5	20.2
Stock-based compensation	5.6	6.6
Adjusted EBITDA - Consumer Products segment	$175.8	$178.8
Our Consumer Products segment's Adjusted EBITDA decreased by $3.0 million, or 1.7%, to $175.8 million as compared to the Fiscal 2014 Quarter primarily due to the negative impact of foreign exchange. Adjusted EBITDA margin represented 16.5% of sales as compared to 16.2% in the Fiscal 2014 Quarter.
Adjusted Operating Income — Insurance
The table below shows the adjustments made to the reported net income of the Insurance segment to calculate Insurance AOI (in millions):

	Fiscal Quarter
Reconciliation to reported net income :	2015	2014
Reported net income - Insurance segment:	$8.7	$53.2
Effect of investment gains, net of offsets	0.1	(4.0)
Effect of change in FIA embedded derivative discount rate, net of offsets	22.0	(15.3)
Effect of class action litigation reserves, net of offsets	(0.5)	—
Adjusted operating income - Insurance segment	$30.3	$33.9
For the Fiscal 2015 Quarter, Insurance AOI decreased $3.6 million to $30.3 million, or 10.6%, from $33.9 million for the Fiscal 2014 Quarter. The decrease was primarily due to favorable unlocking during the Fiscal 2014 Quarter (see intangible amortization in the Insurance Segment discussion above), partially offset by the after-tax increase in net investment income for the Fiscal 2015 Quarter.

Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net loss of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal Quarter
Reconciliation to reported net loss:	2015	2014
Reported net loss - Energy segment	$(39.5)	$(2.1)
Interest expense	4.5	4.7
Depreciation, amortization and depletion	13.5	11.2
EBITDA - Energy segment	(21.5)	13.8
Accretion of discount on asset retirement obligations	0.6	0.5
Impairments	190.0	—
Gain on remeasurement of investment to fair value	(141.2)	—
Non-recurring other operating items	1.0	—
(Gain) Loss on derivative financial instruments	(18.7)	3.4
Cash settlements on derivative financial instruments	2.4	0.2
Stock based compensation expense	0.3	0.1
Adjusted EBITDA - Energy segment	$12.9	$18.0
The Adjusted EBITDA-Energy for the Fiscal 2015 Quarter was $12.9 million, a decrease of $5.1 million from the Fiscal 2014 Quarter. The decrease was primarily attributable to the decrease in the average sales price for oil during the Fiscal 2015 Quarter and natural production declines which was partially offset by the impact of the acquisition of EXCO's interest in Compass.

Liquidity and Capital Resources

HGI
HGI is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Notes due 2019 (the "7.875% Notes") and the 7.75% Notes due 2022 (the "7.75% Notes") (approximately $105.7 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HGI’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2015 Quarter, we received $22.3 million in cash dividends from FGL, Spectrum and Compass ($3.0 million, $9.3 million and $10.0 million, respectively). The dividends received to date are before giving effect to $4.5 million of interest payments made by HGI on behalf of HGI Energy with respect to the Affiliate Notes (as defined below). During Fiscal 2015, we expect to receive approximately $81.0 million of dividends from our subsidiaries' distributable earnings (inclusive of the $22.3 million already received during the Fiscal 2015 Quarter) before giving effect to $9.0 million of interest payments made and expected to be made by HGI on behalf of HGI Energy with respect to the Affiliate Notes. The decrease in expected dividends from our subsidiaries is attributable to the recent instability in oil and gas prices. Assuming pricing remains at the current depressed levels, Compass is expected to use its available free cash flow from its operations to reduce its current level of debt, rather than provide HGI with additional dividends over the remaining three quarters of Fiscal 2015.
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
HGI’s liquidity may also be impacted by the capital needs of HGI’s current and future subsidiaries. Such entities may require additional capital to maintain or grow their businesses, or make payments on their indebtedness, and/or make upstream cash distributions to HGI. For example, given the recent declines in oil and gas prices, Compass may require capital contributions if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenant in Compass’ financing agreement. As another example, Front Street, will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At December 31, 2014, HGI’s corporate cash, cash equivalents and investments were $293.0 million.

We expect such dividends along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, oil and gas commodity prices, operating needs or acquisition size and terms, HGI and its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HGI. We expect to service any such new additional debt through raising dividends received from our subsidiaries. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal year 2015 through a combination of cash on hand ($408.4 million at December 31, 2014) and cash flows from operations and available borrowings under asset based lending revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for fiscal year 2015 will be approximately $75.0 million to $85.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands' debt agreements, including the ABL Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
At December 31, 2014, there are no significant foreign cash balances available for repatriation. During fiscal year 2015, Spectrum Brands expects to generate between $75.0 million and $125.0 million of foreign cash that it anticipates will be repatriated for general corporate purposes.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of December 31, 2014, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

Financial Condition
The types of assets in which the Insurance segment may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, the Insurance segment invests in assets giving consideration to three primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations.
The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of December 31, 2014 and September 30, 2014, the carrying value of the Company’s investment portfolio was approximately $19.7 billion and $19.3 billion, respectively, and was divided among the following asset classes (in millions):

	December 31, 2014		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$9,721.4	49.2%	$9,795.8	50.9%
Residential mortgage-backed securities	2,201.9	11.1%	2,114.0	11.0%
Asset-backed securities	1,839.1	9.3%	1,792.9	9.3%
Municipals	1,361.9	6.9%	1,259.8	6.5%
Hybrids	1,301.5	6.6%	1,316.1	6.9%
Asset-based loans	791.9	4.0%	811.6	4.2%
Equities (a)	717.4	3.6%	768.1	4.0%
Commercial mortgage-backed securities	668.4	3.4%	636.9	3.3%
U.S. Government	583.6	3.0%	296.0	1.5%
Derivatives	306.2	1.6%	296.3	1.5%
Other (primarily policy loans and other invested assets)	247.0	1.3%	165.0	0.9%
Total investments	$19,740.3	100.0%	$19,252.5	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($523.6 million and $538.4 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($38.1 million and $38.4 million, respectively).
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
As of December 31, 2014 and September 30, 2014, FGL’s fixed maturity available-for-sale portfolio was approximately $17.7 billion and $17.2 billion, respectively. The increase in B and below securities from September 30, 2014 to December 31, 2014 was primarily due to the acquisition of senior secured loans, energy and infrastructure related corporate bond investments, as well as downgrades of securities in the B-BB rating band.

The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (in millions):

	December 31, 2014		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,845.0	10.5%	$1,568.1	9.1%
AA	1,962.1	11.1%	1,909.2	11.1%
A	3,935.3	22.3%	3,873.0	22.5%
BBB	7,150.1	40.4%	7,032.5	40.9%
BB (a)	622.3	3.5%	759.6	4.4%
B and below (b)	2,163.0	12.2%	2,069.1	12.0%
Total	$17,677.8	100.0%	$17,211.5	100.0%

(a) Includes $48.8 million and $47.1 million at December 31, 2014 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,800.0 million and $1,677.3 million at December 31, 2014 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of December 31, 2014 and September 30, 2014, included in our fixed maturity available-for-sale securities portfolio were the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio with fair value of $1.1 billion and $1.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of the Front Street Cayman fixed income portfolio (in millions):

	December 31, 2014		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$98.6	9.3%	$92.4	8.8%
AA	94.0	8.8%	92.5	8.8%
A	104.6	9.8%	95.1	9.0%
BBB	309.0	29.0%	304.2	28.9%
BB	90.7	8.5%	86.1	8.2%
B and below	366.8	34.6%	382.0	36.3%
Total	$1,063.7	100.0%	$1,052.3	100.0%
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
The NAIC adopted revised designation methodologies for non-agency residential mortgage-backed securities ("RMBS"), including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A"), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of FGL's RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, FGL presents the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The table below presents FGL's fixed maturity securities by NAIC designation as of December 31, 2014 and September 30, 2014 (in millions):

	December 31, 2014			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,718.6	$10,221.6	57.8%	$9,224.0	$9,675.8	56.2%
2	6,500.7	6,742.1	38.1%	6,302.3	6,569.1	38.2%
3	318.8	323.6	1.8%	523.3	549.4	3.2%
4	319.2	311.2	1.8%	336.3	335.3	1.9%
5	82.5	79.3	0.5%	82.8	81.9	0.5%
	$16,939.8	$17,677.8	100.0%	$16,468.7	$17,211.5	100.0%
The table below presents the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio by NAIC designation included in our fixed maturity available-for-sale securities as of December 31, 2014 and September 30, 2014.

	December 31, 2014			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$391.2	$409.2	38.5%	$360.9	$378.1	35.9%
2	287.9	284.8	26.7%	270.5	275.0	26.1%
3	48.5	47.2	4.4%	47.7	47.8	4.6%
4	251.5	244.3	23.0%	272.1	270.6	25.7%
5	81.4	78.2	7.4%	81.4	80.8	7.7%
	$1,060.5	$1,063.7	100.0%	$1,032.6	$1,052.3	100.0%
Investment Industry Concentration:
The tables below summarize the Insurance segment’s top 10 industries concentration of its available-for-sale securities, including the fair value and percent of total available-for-sale securities' fair value as of December 31, 2014 and September 30, 2014 (in millions):

Top 10 Industry Concentration	December 31, 2014	Percent of Total Fair Value
Banking	$2,217.7	12.1%
ABS Other	1,892.0	10.3%
Municipal	1,387.5	7.6%
Life	1,088.7	5.9%
Electric	946.4	5.2%
Commercial MBS	856.8	4.7%
Whole Loan CMO Other	836.6	4.6%
P&C	805.9	4.4%
Other Financial Inst	713.7	3.9%
Pipelines	569.3	3.1%
Total	$11,314.6	61.8%

Top 10 Industry Concentration	September 30, 2014	Percent of Total Fair Value
Banking	$2,240.3	13.0%
ABS Other	1,755.9	10.2%
Municipal	1,313.3	7.6%
Life	1,086.7	6.3%
Electric	958.8	5.6%
Commercial MBS	836.1	4.9%
P&C	832.1	4.8%
Whole Loan CMO Other	806.5	4.7%
Other Financial Inst	726.1	4.2%
Pipelines	561.2	3.3%
Total	$11,117.0	64.6%
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
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $596.2 million and $1,201.7 million as of December 31, 2014, respectively, and $548.5 million and $695.8 million as of September 30, 2014, respectively.
The following table summarizes FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2014 and September 30, 2014:

December 31, 2014						September 30, 2014
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	99.1%	AAA	4.1%	2008	0.3%	1	97.6%	AAA	5.8%	2008	0.4%
2	0.7%	AA	0.6%	2007	22.4%	2	1.4%	AA	0.9%	2007	19.0%
3	0.2%	A	4.2%	2006	37.4%	3	0.8%	A	6.2%	2006	33.8%
4	—%	BBB	1.9%	2005 and prior	39.9%	4	0.2%	BBB	3.0%	2005 and prior	46.8%
5	—%	BB and below	89.2%		100.0%	5	—%	BB and below	84.1%		100.0%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%
Asset-backed securities exposure
As of December 31, 2014, FGL's asset-backed securities ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 89.9% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL's ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.

The following tables summarize FGL's ABS exposure as of December 31, 2014 and September 30, 2014 (in millions):

	December 31, 2014		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized Loan Obligations	$1,652.7	89.9%	$1,628.2	90.8%
Other	162.8	8.9%	141.1	7.9%
Car Loans	18.0	1.0%	18.0	1.0%
Home Equity	2.6	0.1%	2.6	0.1%
Utility	3.0	0.1%	3.0	0.2%
Total asset-backed securities	$1,839.1	100.0%	$1,792.9	100.0%
The non-CLO exposure as of December 31, 2014 represents 10.1% of total ABS assets, or 0.9% of total invested assets. As of December 31, 2014, the CLO and non-CLO positions were trading at a net unrealized loss position of $24.9 million and a net unrealized gain position of $0.8 million, respectively. The non-CLO exposure as of September 30, 2014 represented 9.2% of total ABS assets, or 0.9%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $8.7 million and the non-CLO positions were trading at a net unrealized gain position of $0.8 million.
Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2014 and September 30, 2014 were as follows (in millions, except for number of securities):

	December 31, 2014				September 30, 2014
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$59.6	$(0.8)	$58.8	6	$120.4	$(1.4)	$119.0
United States Government sponsored agencies	20	29.0	(0.2)	28.8	19	24.8	(0.1)	24.7
United States municipalities, states and territories	35	206.5	(2.8)	203.7	41	271.2	(6.3)	264.9
Corporate securities:
Finance, insurance and real estate	71	652.2	(16.6)	635.6	89	675.6	(13.3)	662.3
Manufacturing, construction and mining	57	573.0	(30.9)	542.1	39	352.5	(14.0)	338.5
Utilities and related sectors	66	520.3	(21.4)	498.9	55	386.0	(9.0)	377.0
Wholesale/retail trade	39	233.4	(5.4)	228.0	31	250.8	(4.2)	246.6
Services, media and other	46	353.2	(20.7)	332.5	42	328.4	(8.4)	320.0
Hybrid securities	35	528.0	(22.8)	505.2	41	563.4	(15.2)	548.2
Non-agency residential mortgage-backed securities	112	670.6	(17.9)	652.7	83	462.4	(11.0)	451.4
Commercial mortgage-backed securities	28	59.2	(1.0)	58.2	24	162.7	(2.0)	160.7
Asset-backed securities	177	1,365.5	(32.1)	1,333.4	134	1,132.8	(18.8)	1,114.0
Equity securities	18	174.9	(6.8)	168.1	25	240.4	(5.1)	235.3
	706	$5,425.4	$(179.4)	$5,246.0	629	$4,971.4	$(108.8)	$4,862.6

The gross unrealized loss position on the portfolio as of December 31, 2014, was $179.4 million, an increase of $70.6 million from $108.8 million as of September 30, 2014. The increase was primarily due to spreads widening within the most credit sensitive asset classes of FGL's portfolio; specifically the asset-backed securities and corporate bond portfolios. This impact was partially offset by a $66.4 million increase in gross unrealized gains in the portfolio primarily due to the decline in U.S. Treasury rates during the quarter. As of December 31, 2014, the portfolio was in a net unrealized gain position of $756.5 million.
FGL's municipal bond exposure is a combination of general obligation bonds (fair value of $362.8 million and an amortized cost of $329.8 million as of December 31, 2014) and special revenue bonds (fair value of $999.1 million and amortized cost of $891.7 million as of December 31, 2014). Across all municipal bonds, the largest issuer represented 7.6% of the category, and the largest single municipal bond issuer represented less than 0.6% of the entire portfolio and was rated NAIC 1. FGL's focus within municipal bonds is on NAIC 1 rated instruments, and 97.2% of the municipal bond exposure is rated NAIC 1.
At December 31, 2014, asset-backed securities was the largest dollar component of the $179.4 million unrealized loss position, and this segment now represents 17.9% of the total unrealized loss versus 17.3% at September 30, 2014. During this time period, marks on CLO structures were lower as a result of the underperformance of their underlying collateral (leveraged loans) relative to fixed-rate high yield debt as investors sought the incremental carry in fixed-rate, longer duration high-yield bonds.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2014 and September 30, 2014, were as follows (in millions, except for number of securities):

	December 31, 2014				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$36.5	$28.5	$(8.0)	—	$—	$—	$—
Twelve months or greater	—	—	—	—	2	0.7	0.1	(0.6)
Total investment grade	3	36.5	28.5	(8.0)	2	0.7	0.1	(0.6)

Below investment grade:
Less than six months	4	12.4	9.5	(2.9)	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.1	0.1	—
Twelve months or greater	6	3.5	2.1	(1.4)	4	0.4	—	(0.4)
Total below investment grade	10	15.9	11.6	(4.3)	5	0.5	0.1	(0.4)

Total	13	$52.4	$40.1	$(12.3)	7	$1.2	$0.2	$(1.0)
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the asset's amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which is believed to have a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At December 31, 2014 and September 30, 2014, FGL's watch list included sixteen and nine securities, respectively, in an unrealized loss position with an amortized cost of $52.6 million and $1.3 million, unrealized losses of $12.5 million and $1.1 million, and a fair value of $40.1 million and $0.2 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the December 31, 2014 and September 30, 2014 carrying values were fully recoverable.
There were nine structured securities on the watch list to which FGL had potential credit exposure as of both December 31, 2014 and September 30, 2014. FGL's analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2014 and September 30, 2014 carrying values were fully recoverable.
Exposure to European Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt as of December 31, 2014 or September 30, 2014.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of December 31, 2014, refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
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
FGL also holds cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if FGL’s counterparty’s net exposures exceed pre-determined thresholds. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s derivatives and its exposure to credit loss on call options.

HGI Energy
Cash flows from operations are the principal sources of cash to meet Compass’ obligations, including interest payments under the revolving credit agreement entered into by Compass (the "Compass Credit Agreement"), and to pay dividends to HGI Energy, HGI’s wholly-owned subsidiary that directly holds HGI’s interest in Compass. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.
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
As of December 31, 2014, total borrowings under the Compass Credit Agreement were $327.0 million and the borrowing base was $400.0 million. On October 31, 2014, the borrowing base of $400.0 million was reaffirmed as a result of the semi-annual redetermination. As of December 31, 2014, Compass was in compliance with each of the financial covenants under the Compass Credit Agreement. Neither of HGI or HGI Energy are guarantors, or otherwise provide credit support for, the debt under the Compass Credit Agreement.
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
The Compass Credit Agreement sets forth the term and conditions under which Compass is permitted to pay a cash distribution to the holders of its equity interests and provides that we may declare and pay a cash distribution to the extent of available cash, as defined in the Compass Credit Agreement, so long as, in each case, on the date of and after giving effect to such distributions, (i) no default exists, (ii) borrowing base usage, as defined in the Compass Credit Agreement, is not greater than 90%, and (iii) Compass is in compliance with the financial covenants.
As a result of the recent decline in commodity prices, Compass' consolidated funded indebtedness to consolidated earnings before tax, interest, depreciation, depletion, amortization and exploration expenses ("EBITDAX") is expected to exceed the maximum ratio allowed under the Compass Credit Agreement unless it undertakes certain mitigating actions or other events occur. Absent such actions or events, a resultant breach of the financial covenant could cause a default under Compass' credit agreement, potentially resulting in an acceleration of all amounts outstanding under the Compass Credit Agreement. Compass believes that they could seek, and the lenders under their Credit Facility may be willing to provide an amendment, or a waiver, of the covenant. Failing to obtain an amendment or waiver, Compass may be able to negotiate a new or amended credit agreement triggered by an asset acquisition or other actions taken by HGI Energy to avoid breaching the financial covenant. Compass may undertake some or all of these actions prior to the breach of our covenant, if necessary, though there is no assurance Compass could complete any such actions as each involves factors that are outside its control. Compass may undertake some or all of these actions prior to year end, if necessary, though there is no assurance that Compass could complete any such actions as each involves factors that are outside of its control.
There are certain risks and uncertainties that could negatively impact Compass' results of operations and financial condition. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact Compass' liquidity and Compass may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, Compass is carefully monitoring its capital budget and may implement further initiatives to provide additional liquidity. These initiatives may include suspending distributions to partners in order to focus on reducing outstanding borrowings.
In addition, Compass' ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the Compass Credit Agreement, is computed based on the trailing twelve month period. As a result, Compass' ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and FSR, which are subsidiaries of HGI (the “Affiliate Notes”). Interest on the Affiliate Notes has historically been funded by HGI. During the Fiscal 2015 Quarter, HGI funded $2.3 million. HGI Energy is in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.

The following table presents Compass’ liquidity and financial position as of December 31, 2014 (in millions):

December 31, 2014
Borrowings under the Compass Credit Agreement	$327.0
Less: Cash	12.6
Net debt	$314.4
Borrowing base	$400.0
Unused borrowing base (1)	72.5
Unused borrowing base plus cash (1)	85.1
(1) Net of $0.5 million in letters of credit for Compass as of December 31, 2014.
Capital Expenditures
Compass' primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement.
The Fiscal 2015 Quarter capital expenditures for Compass were $8.2 million. Compass' capital program was focused on recompletion projects primarily targeting the Wolfcamp formation in the Permian Basin and the Hosston formation in East Texas/North Louisiana. The capital expenditures incurred during the Fiscal 2015 Quarter also included costs related to the transition to independent operations such as information technology systems and other corporate expenditures. Compass' program targets high probability of success projects that provide acceptable rates of return in the current commodity price environment.
The following table presents Compass’ capital expenditures for the Fiscal 2015 Quarter and fiscal year 2015 (in millions):

	Fiscal Quarter	January-September Forecast	Full Year Forecast
	2015	2015	2015
Capital expenditures:
Development capital	$5.5	$12.5	$18.0
Gas gathering and water pipelines	—	0.1	0.1
Corporate and other	2.7	4.2	6.9
Total	$8.2	$16.8	$25.0
Derivative financial instruments
Compass uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. Compass does not designate these instruments as hedging instruments for financial accounting purposes and, as a result, Compass recognizes the change in the respective instruments' fair value in earnings.
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net gain of $18.7 million for the Fiscal 2015 Quarter and net loss of $3.4 million for the Fiscal 2014 Quarter. The net gain during the Fiscal 2015 Quarter was primarily the result of decreased oil and natural gas prices. Based on the nature of Compass' derivative contracts, decreases in the related commodity price typically result in an increase to the value of Compass' derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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

Compass' total cash settlements for the Fiscal 2015 Quarter were net receipts of $2.4 million, or $0.31 per Mcfe, compared with $0.2 million, or $0.03 per Mcfe for the Fiscal 2014 Quarter. As noted above, the significant fluctuations between settlements on Compass' derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass' natural gas equivalent prices, before and after the impact of the cash settlement of its derivative financial instruments.

	Fiscal Quarter
Average realized pricing:	2015	2014
Natural gas equivalent per Mcfe	$4.41	$5.15
Cash settlements on derivative financial instruments, per Mcfe	0.31	0.03
Net price per Mcfe, including derivative financial instruments	$4.72	$5.18
As of December 31, 2014, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

Swaps:	NYMEX gas volume - Mmmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbls	Weighted average contract price per Bbls
2015	10,950.0	$3.95	250.0	$94.98
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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter
Cash provided by (used in):	2015	2014	Increase / (Decrease)

Operating activities	$(171.7)	$(89.4)	$(82.3)
Investing activities	(693.4)	(1,039.3)	345.9
Financing activities	863.6	523.3	340.3
Effect of exchange rate changes on cash and cash equivalents	(6.3)	(0.5)	(5.8)
Net decrease in cash and cash equivalents	$(7.8)	$(605.9)	$598.1
Operating Activities
Cash used in operating activities totaled $171.7 million for the Fiscal 2015 Quarter as compared to cash used of $89.4 million for the Fiscal 2014 Quarter. The $82.3 million increase in cash used was the result of (i) a $54.7 million increase in cash used by the Corporate and Other segment; (ii) a $13.3 million increase in cash used by the Asset Management segment; (iii) a $10.5 million increase in cash used by the Consumer Products segment; (iv) a $2.8 million decrease in cash provided by the Energy segment; and (v) a $1.0 million decrease in cash provided by the Insurance segment.
The $54.7 million increase in cash used by the Corporate and Other segment was mainly due to the severance payments associated with the resignation of Philip Falcone as the Company's CEO and an increase in cash payments related to deferred compensation plans paid during the Fiscal 2015 Quarter.
The $13.3 million increase in cash used by the Asset Management segment was primarily due to cash used for working capital in the Fiscal 2015 Quarter, partially offset by lower operating loss.
The $10.5 million increase in cash used by operating activities in the Consumer Products segment was primarily due to (i) cash used for working capital and other items of $8.2 million driven by increases in accounts receivable, inventory and other working capital accounts, partially offset by an increase in accounts payable; (ii) higher cash payments for acquisition and integration and restructuring related costs of $3.9 million; (iii) lower Adjusted EBITDA of $3.0 million; and (iv) higher cash payments for income taxes of $2.7 million. These increases in cash used by operating activities were offset by lower cash payments for interest of $7.1 million.
Investing Activities
Cash used in in investing activities was $693.4 million for the Fiscal 2015 Quarter primarily driven by (i) $543.8 million of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments and $147.3 million of cash used in the acquisition of the approximately 25.5% interest in Compass, Spectrum Brands' acquisition of Tell and Front Street's acquisition of Ability Re.
Cash used in investing activities was $1.0 billion for the Fiscal 2014 Quarter related (i) $907.9 million of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments that was as a result of the Insurance segment's deployment of cash during the period; (ii) $110.4 million of net cash used in originating asset-based loans; and (iii) capital expenditures of $21.0 million.
Financing Activities
Cash provided by financing activities was $863.6 million for the Fiscal 2015 Quarter primarily driven by (i) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $500.9 million; and (ii) proceeds from issuance of debt, net of financing costs of $436.6 million. Partially offsetting these cash inflows was cash used for (i) purchases of Spectrum Brands and FGL stock of $29.0 million; (ii) common stock repurchases of $19.0 million; and (iii) share based award tax withholding payments of $18.6 million.
Cash provided by financing activities was $523.3 million for the Fiscal 2014 Quarter primarily driven by (i) proceeds from issuance of debt, net of financing costs of $533.2 million to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $279.6 million; (iii) $175.9 million of cash provided by the FGL initial public offering; and (iv) $110.0 million of cash provided from the borrowing under Spectrum Brands' ABL revolving credit facility. Partially offsetting these cash inflows was cash used for (i) repayment of debt, including tender and call premiums of $513.8 million; (ii) share based award tax withholding payments of $31.2 million; (iii) cash repayment of revolving credit facility related to the Compass Credit Agreement of $12.7 million; (iv) and payment of dividends on preferred stock of $8.2 million.

Debt Financing Activities
Spectrum Brands
In December 2014, Spectrum Brands issued the 6.125% Notes and entered into the New Term Loan Facility. See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the Company and its subsidiaries' debt activity during the Fiscal 2015 Quarter.
At December 31, 2014, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Senior Notes due 2021 (the "6.375% Notes") and the 6.625% Senior Notes due 2022 (the "6.625% Notes"), the indenture governing the 6.75% Senior Notes due 2020 (the "6.75% Notes") and the credit agreement governing Spectrum Brands' ABL Facility.
Compass
At December 31, 2014, the aggregate amount outstanding under the Compass Credit Agreement was $327.0 million. See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding Compass' debt activity during the Fiscal 2015 Quarter. The agreement contains certain restriction that require that Compass maintain certain financial covenants. As of December 31, 2014, Compass was in compliance with each of the financial covenants under the Compass Credit Agreement. Neither of HGI or HGI Energy are guarantors or otherwise responsible for the payment of indebtedness under the Compass Credit Agreement.

Equity Financing Activities
During the Fiscal 2015 Quarter, we granted shares and restricted stock awards representing approximately 1.9 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $25.2 million a portion of which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
During the Fiscal 2015 Quarter, we purchased 1.5 million shares for an aggregate $19.0 million under the $100.0 million repurchase program authorized by our Board of Directors in May 2014.

Contractual Obligations
At December 31, 2014, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except for Spectrum Brands' issuance of $250.0 million aggregate principal amount of 6.125% Notes and Spectrum Brands' new term loan facility in an aggregate principal amount of €150.0 million. See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. Except for the matter discussed below, there have been no material changes to the critical accounting policies and estimates as discussed in our Form 10-K.
Fair value of goodwill and intangible assets
For Fiscal 2015 Quarter, we concluded that an interim impairment tests was necessary for FOH reporting unit.  This conclusion was based on certain indicators of impairment, primarily related to the resignation of Company’s CEO in December of 2014 and subsequent change in strategic direction of FOH since our acquisition of the business in May of 2014. During the Fiscal 2015 Quarter, we recorded an impairment charge of $60.2 million, related to goodwill and indefinite lived intangible assets. We did not identify indicators of impairment in any of our other reporting units.
We estimated the fair value of the FOH reporting unit and indefinite-lived intangible assets on a combination of the income and market multiple approaches. Generally, we place a greater significance on the income approach. The discount rate used in our impairment tests ranged from 16.0% to 18.0%; the near-term growth rates ranged from 6.7% to 15.6%; the perpetual growth rate 3.0%; the royalty rate was 2.5%; and a tax rate of approximately 38.0%.
The financial forecast utilized for purposes of the impairment analysis was an estimate of reasonable expected-case financial results that a market participant would expect the FOH to generate in the future. While the Company believes the assumptions used in the interim and annual impairment analyses are reasonable, our analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate, royalty rate and market multiple assumptions could produce significantly different results for the impairment analyses. Internal and external factors could result in changes in these assumptions against actual performance which may result in future impairment tests and charges. Internal and external factors that could negatively impact our key assumptions include a decline in the stock market that would reduce relative valuations of comparable peer-group companies; certain strategic initiatives are not realized or achieved at the level expected; an increase in interest rates, borrowing rates and other measures of risk, which would increase the discount rate applied to future cash flows and reduce the present value of future cash flows; and a result in an actual financial performance that is lower than anticipated. We will continue to monitor any changes in circumstances for indicators of impairment.
The measurement of the fair value of goodwill and indefinite-lived intangible assets was based on a combination of income and market-multiple approaches. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements, and capital expenditures, are based on estimates related to strategic initiatives in place and current market conditions. The discounted cash flow analyses used a discount rate that corresponds to the weighted-average cost of capital for the industry and consideration of the current financial condition of FOH. The discount rate assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the individual business operations. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s individual businesses. Collectively, these evaluations were management’s best estimate of projected future cash flows and market values.
Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2018. The Company has not selected a method for adoption, nor determined the potential effects on our consolidated financial statements.
Share-Based Payments When a Performance Target is achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this ASU may be applied either prospectively or retrospectively. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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
FGL manages its risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a moderate capital markets stress scenario, of the excess of available statutory capital above the minimum required under the NAIC regulatory Risk-Based Capital ("RBC") methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations under a moderate capital markets stress scenario. Maintaining a consistent level of earnings helps FGL to finance its operations, support capital requirements and provide funds to pay dividends to stockholders.

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

Equity Price Risk
HGI
HGI is exposed to equity price risk since it uses a portion of its excess cash to acquire marketable equity securities, which as of December 31, 2014, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HGI follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire.
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
To seek to economically hedge the equity returns on these products, FGL purchases derivatives to hedge the FIA equity exposure. The primary way FGL hedges FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of “Baa2” from Moody’s Investors Service ("Moody's") and “A-” from Standard & Poor's Rating Services ("S&P"). The second way FGL hedges FIA equity exposure is by purchasing exchange traded equity index futures contracts. FGL’s hedging strategy has enabled it to reduce its overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
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
See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, the shortfall is funded by FGL's net investment spread earnings and future income. For the three months ended December 31, 2014, the annual index credits to policyholders on their anniversaries were $93.0 million. Proceeds received at expiration on options related to such credits were $81.7 million.
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
Spectrum Brands
A substantial portion of Spectrum Brands' debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands' variable rate debt will increase and will create higher debt service requirements, which would adversely affect Spectrum Brands' cash flow and could adversely impact its results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general level of United States and Canadian interest rates, London Interbank Offered rate ("LIBOR"), Canadian Dollar Offered rate ("CDOR") and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Compass
At December 31, 2014, Compass’ exposure to interest rate changes related primarily to borrowings under the Compass Credit Agreement. Interest is payable on borrowings under the Compass Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements. At December 31, 2014, HGI’s outstanding borrowings under the Compass Credit Agreement was approximately $327.0 million.
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
Credit Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s insurance operations portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity portfolio totaled $17.7 billion and $17.2 billion at December 31, 2014 and September 30, 2014, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of December 31, 2014, no allowance for uncollectible amounts was recorded.
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
Salus has developed a variety of process to value and monitor the collateral related to its loans, and maintains its lien position in the collateral securing its loans. However, there can be no assurance that Salus will not suffer a partial or complete loss if its loans became non-performing for any reason. As of December 31, 2014, none of Salus’ outstanding loans were past due, and the carrying value of the outstanding loans represented approximately 71.5% of the eligible collateral for the loans. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.

Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of December 31, 2014, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $9.2 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $65.8 million, its derivative investments to decrease by approximately $24.9 million based on equity positions as of December 31, 2014, and its FIA embedded derivative liability to decrease by approximately $30.4 million. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Interest Rate Risk
Spectrum Brands
At December 31, 2014, the potential change in fair value of Spectrum Brands' outstanding interest rate derivative instruments assuming a one percentage point unfavorable shift in interest rates would be a loss of $3.1 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands' variable rate Term Loan would be a net loss of $3.1 million.
FGL
FGL assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase one percentage point from levels at December 31, 2014, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $1,011.9 million, of which $50.8 million relates to the Front Street Cayman fixed income portfolio. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $467.7 million in accumulated other comprehensive income and a decrease of $442.2 million in stockholders’ equity. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Compass
A one percentage point change in interest rates (100 bps) based on the variable-rate borrowings outstanding as of December 31, 2014 of $327.0 million would result in an increase or decrease in Compass’ interest expense of $3.3 million per year. The interest Compass pays on its borrowings is set periodically based upon market rates.

Foreign Exchange Risk
Spectrum Brands
As of December 31, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $50.5 million. The net impact on reported earnings, after also including the effect of the change on one year's the underlying foreign currency-denominated exposures, would be a net gain of $19.3 million.
Salus
As of December 31, 2014, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $8.0 million. The net impact on reported earnings, after also including the effect of the change in fair value of certain embedded foreign exchange derivatives included in certain foreign currency denominated asset-based loans would be a net loss of $5.8 million.
Commodity Price Risk
Spectrum Brands
As of December 31, 2014, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2.0 million.
Compass
Compass’ use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the three months ended December 31, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $5.5 million. The ultimate settlement amount of Compass’ outstanding derivative financial instrument contracts is dependent on future commodity prices. Compass may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the President and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the President and the CFO, concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s President and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the President and the CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the

Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2014. Based on that evaluation, the Company’s management, including the President and the CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HGI,” “we,” “us” or “our” refer to Harbinger Group Inc. and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in FIAM and Salus) and, where applicable, its consolidated subsidiaries; “FIAM” refers to Five Island Asset Management, LLC (formerly, HGI Asset Management, LLC), which holds our interest in CorAmerica Capital, LLC (“CorAmerica”), FIAM Capital Management, LLC (“Five Island”) and Energy & Infrastructure Capital, LLC (“EIC”); “Asset Managers” refers collectively to the business conducted by CorAmerica, FIAM, Five Island, EIC and Salus (each referred to individually as an “Asset Manager”); “Fiscal 2012” refers to the fiscal year ended September 30, 2012;“Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC, which holds our interests in Compass; “Compass” refers to our oil and gas business, which we conduct through Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and their subsidiaries; “EXCO” refers to EXCO Resources, Inc. and, where applicable, its consolidated subsidiaries ; “HGI Funding” refers to HGI Funding, LLC, and where applicable, its consolidated subsidiaries; “HGI Global” refers to HGI Global Holdings, LLC (which holds our interests in, among other things, Frederick’s of Hollywood Group Inc. (“FOH”)) and, where applicable, its consolidated subsidiaries; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; and “Stanley Black & Decker” refers to Stanley Black & Decker, Inc. For a glossary of certain defined terms relating to Compass’ operations, please see “Part I. Item 1. Business - Our Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” of our Annual Report on Form 10-K for fiscal year ended September 30, 2014 (the “10-K”).
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HGI’s management and the management of HGI’s subsidiaries and affiliates (including target businesses). Forward-looking statements include information concerning possible or assumed future actions, events, results, strategies and expectations and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will” “could,” “might,” or “continues” or similar expressions. Factors that could cause actual results, events and developments to differ include, without limitation: the ability of HGI’s subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, HGI’s and its subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with HGI or HGI subsidiaries, completing future acquisitions and dispositions, litigation and other regulatory matters, potential and contingent liabilities, management’s plans, changes in regulations and taxes.
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

•
the decision of our subsidiaries' boards to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant consideration as determined by the applicable board;

•	our and our subsidiaries' liquidity, which may be impacted by a variety of factors, including the capital needs of us and our current and future subsidiaries;

•	limitations on our ability to successfully identify additional suitable acquisition and investment opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

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

•	restrictions on FGL’s ability to use captive reinsurers;

•	FGL being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of covenants in the indenture governing FGH’s $300 million 6.375% Senior Notes due 2021;

•	the impact of covenants in the credit agreement for a revolving credit facility with principal of $150 million and FGH as borrower;

•	the impact of interest rate fluctuations on FGL and Front Street;

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

•
their respective abilities to address a variety of operational risks, including reputational risk, legal and compliance risk (including with respect to Salus and CorAmerica compliance with regulations applicable to registered investment advisors), the risk of fraud or theft, operational errors and systems malfunctions.

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

See Note 13 to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements.

Item 1A.	Risk Factors
When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K, as well as the risk factor below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related to HGI
We are dependent on certain key personnel.
We are dependent upon the skills, experience and efforts of Omar M. Asali, David Maura and Thomas A. Williams, our President and one of our directors, our Executive Vice President and Managing Director of Investments and one of our directors and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Mr. Asali, Mr. Maura and Mr. Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. The loss of Mr. Asali, Mr. Maura or Mr. Williams or other key personnel, or limitations on their involvement in our business, could have a material adverse effect on our and our subsidiaries’ business or operating results. In addition, legal matters that are unrelated to us and are related to Philip Falcone, our former Chief Executive Officer, and funds affiliated with Harbinger Capital Partners (the “HCP Stockholders”), collectively one of our largest stockholders, may influence Mr. Falcone’s and Harbinger Capital Partners’ investment in us, which could have a negative effect on our business. See “Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HGI securities could adversely affect our financial results and liquidity” in Part I, Item 1A, of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended December 31, 2014, HGI did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HGI’s board of directors authorized a program to purchase up to $100.0 million of HGI’s shares of common stock.
The following table sets forth repurchase of our common stock during the fiscal quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (in thousands)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value (in millions) of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2014 through October 30, 2014	961.8	$12.85	961.8	$22.1
November 1, 2014 through November 30, 2014	111.6	12.91	111.6	20.7
December 1, 2014 through December 31, 2014	390.9	13.23	390.9	15.5
Quarter ended December 31, 2014	1,464.3	$12.96	1,464.3	$15.5

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1
Separation and General Release Agreement, dated as of November 25, 2014, by and between Harbinger Group Inc. and Philip A. Falcone (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014 (File No. 001-04219)).

10.2
Amendment to the Services Agreement, dated as of November 25, 2014, by and between Harbinger Group Inc. and Harbinger Capital Partners LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014 (File No. 001-04219)).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)

Dated	February 6, 2015	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)