Form 10-Q
period 2015-03-31
HRG GROUP, INC.
filed 2015-05-08
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4219

HRG Group, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 201,150,398 shares of the registrant’s common stock outstanding as of May 4, 2015.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$17,810.6	$17,211.5
Equity securities	671.7	768.1
Derivatives	268.3	296.3
Asset-based loans	660.2	811.6
Other invested assets	341.8	165.0
Total investments	19,752.6	19,252.5
Cash and cash equivalents	1,279.6	1,319.2
Receivables, net	670.0	585.1
Inventories, net	819.0	635.2
Accrued investment income	181.2	184.9
Reinsurance recoverable	2,402.7	2,397.6
Deferred tax assets	173.6	186.7
Properties, including oil and natural gas properties, net	943.9	908.6
Goodwill	1,543.0	1,524.8
Intangibles, including deferred acquisition costs and value of business acquired, net	2,767.3	2,683.7
Other assets	922.1	421.9
Total assets	$31,455.0	$30,100.2

LIABILITIES AND EQUITY
Insurance reserves:
Contractholder funds	$17,521.0	$16,463.5
Future policy benefits	4,065.5	3,655.5
Liability for policy and contract claims	59.6	58.1
Funds withheld from reinsurers	37.7	38.0
Total insurance reserves	21,683.8	20,215.1
Debt	5,623.7	5,157.8
Accounts payable and other current liabilities	871.3	1,033.0
Employee benefit obligations	75.9	86.2
Deferred tax liabilities	524.4	533.3
Other liabilities	811.8	817.8
Total liabilities	29,590.9	27,843.2

Commitments and contingencies

HRG Group, Inc. stockholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,429.5	1,472.3
Accumulated deficit	(614.4)	(276.3)
Accumulated other comprehensive income	251.8	243.6
Total HRG Group, Inc. stockholders' equity	1,068.9	1,441.6
Noncontrolling interest:	795.2	815.4
Total permanent equity	1,864.1	2,257.0
Total liabilities and equity	$31,455.0	$30,100.2
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Net consumer and other product sales	$1,086.5	$1,021.7	$2,175.3	$2,122.3
Oil and natural gas	26.0	39.2	60.3	74.7
Insurance premiums	14.5	14.8	26.2	28.7
Net investment income	225.0	206.4	455.8	407.6
Net investment (losses) gains	(3.9)	40.9	48.1	182.8
Insurance and investment product fees and other	23.4	18.2	44.2	35.1
Total revenues	1,371.5	1,341.2	2,809.9	2,851.2
Operating costs and expenses:
Cost of consumer products and other goods sold	707.0	662.1	1,419.0	1,381.5
Oil and natural gas direct operating costs	23.3	17.1	43.8	33.2
Benefits and other changes in policy reserves	195.2	196.5	436.7	431.2
Selling, acquisition, operating and general expenses	352.5	330.9	717.9	646.2
Impairments and bad debt expense	249.3	81.0	499.5	82.8
Amortization of intangibles	18.2	37.4	50.0	80.8
Total operating costs and expenses	1,545.5	1,325.0	3,166.9	2,655.7
Operating (loss) income	(174.0)	16.2	(357.0)	195.5
Interest expense	(85.5)	(77.2)	(166.1)	(161.2)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(3.5)	—	(50.7)
Gain on contingent purchase price reduction	5.5	—	5.5	0.5
Other income (expense), net	12.5	(4.6)	186.5	(16.5)
Loss from continuing operations before income taxes	(241.5)	(69.1)	(331.1)	(32.4)
Income tax (benefit) expense	(4.0)	(13.3)	12.8	25.0
Net loss	(237.5)	(55.8)	(343.9)	(57.4)
Less: Net (loss) income attributable to noncontrolling interest	(9.2)	19.7	(5.8)	44.9
Net loss attributable to controlling interest	(228.3)	(75.5)	(338.1)	(102.3)
Less: Preferred stock dividends and accretion	—	12.1	—	24.3
Net loss attributable to common and participating preferred stockholders	$(228.3)	$(87.6)	$(338.1)	$(126.6)

Net loss per common share attributable to controlling interest:
Basic	$(1.16)	$(0.63)	$(1.71)	$(0.91)
Diluted	$(1.16)	$(0.63)	$(1.71)	$(0.91)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(237.5)	$(55.8)	$(343.9)	$(57.4)

Other comprehensive (loss) income
Foreign currency translation losses	(43.6)	(2.6)	(78.1)	(2.9)
Net unrealized gain (loss) on derivative instruments
Changes in derivative instruments before reclassification adjustment	9.3	(1.8)	17.1	(0.9)
Net reclassification adjustment for (gains) losses included in net income	(7.0)	—	(11.8)	0.9
Changes in derivative instruments after reclassification adjustment	2.3	(1.8)	5.3	—
Changes in deferred income tax asset/liability	(0.9)	0.4	(0.9)	(0.1)
Deferred tax valuation allowance adjustments	—	(0.1)	(1.0)	—
Net unrealized gain (loss) on derivative instruments	1.4	(1.5)	3.4	(0.1)
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	2.8	(0.2)	3.7	(0.6)
Net reclassification adjustment for losses included in cost of goods sold	0.1	0.2	0.3	0.3
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.3	0.2	0.5	0.5
Changes in actuarial adjustments to pension plans	3.2	0.2	4.5	0.2
Changes in deferred income tax asset/liability	(0.8)	(0.1)	(1.1)	(0.1)
Net actuarial adjustments to pension plans	2.4	0.1	3.4	0.1
Unrealized investment gains:
Changes in unrealized investment gains before reclassification adjustment	110.3	386.5	102.3	376.6
Net reclassification adjustment for losses (gains) included in net income	58.0	(10.2)	62.1	(18.3)
Changes in unrealized investment gains after reclassification adjustment	168.3	376.3	164.4	358.3
Adjustments to intangible assets	(71.0)	(113.0)	(70.0)	(105.1)
Changes in deferred income tax asset/liability	(34.9)	(91.2)	(34.3)	(87.6)
Net unrealized gains on investments	62.4	172.1	60.1	165.6
Net change to derive comprehensive (loss) income for the period	22.6	168.1	(11.2)	162.7
Comprehensive (loss) income	(214.9)	112.3	(355.1)	105.3
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(9.2)	19.7	(5.8)	44.9
Other comprehensive (loss) income	(4.4)	30.8	(18.3)	30.0
	(13.6)	50.5	(24.1)	74.9
Comprehensive (loss) income attributable to the controlling interest	$(201.3)	$61.8	$(331.0)	$30.4
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(343.9)	$(57.4)
Adjustments to reconcile net loss to operating cash flows
Depreciation of properties	67.5	62.2
Amortization of intangibles	50.0	80.8
Impairment of intangible assets and goodwill	60.2	—
Impairment of oil and gas properties	336.6	81.0
Loan provision and bad debt expense	103.2	1.7
Stock-based compensation	45.5	47.4
Amortization of debt issuance costs	9.0	9.5
Amortization of debt discount	2.4	1.3
Write-off of debt issuance costs and (premiums) discounts on retired debt	—	9.2
Deferred income taxes	(25.7)	(25.4)
Gain on contingent purchase price reduction	(5.5)	(0.5)
Interest credited/index credits to contractholder account balances	353.2	352.2
Collateral received (paid)	7.1	36.9
Amortization of fixed maturity discounts and premiums	(28.4)	(19.8)
Net recognized gains on investments and derivatives	(233.2)	(120.5)
Charges assessed to contractholders for mortality and administration	(32.1)	(22.0)
Deferred policy acquisition costs	(176.7)	(115.8)
Non-cash increase to cost of goods sold due to the sale of HHI Business acquisition inventory	3.0	—
Non-cash restructuring and related charges	7.4	3.4
Changes in operating assets and liabilities:	(474.0)	(406.1)
Net change in cash due to operating activities	(274.4)	(81.9)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	2,057.9	2,863.6
Cost of investments acquired	(2,468.2)	(4,032.9)
Acquisitions, net of cash acquired	(421.5)	(24.8)
Net asset-based loan repayments (originations)	52.7	(137.1)
Capital expenditures	(45.1)	(48.7)
Proceeds from sales of assets	1.2	—
Other investing activities, net	(0.9)	(0.1)
Net change in cash due to investing activities	(823.9)	(1,380.0)
Cash flows from financing activities:
Proceeds from issuance of new debt	435.1	745.4
Repayment of debt, including tender and call premiums	(23.3)	(532.4)
Revolving credit facility activity	42.0	147.4
Debt issuance costs	(8.0)	(11.0)
Purchases of subsidiary stock, net	(42.0)	(4.5)
Contractholder account deposits	1,577.0	1,344.9
Contractholder account withdrawals	(855.2)	(920.3)
Dividend paid by subsidiary to noncontrolling interest	(15.6)	(12.1)
Dividends paid on preferred stock	—	(16.5)
Share based award tax withholding payments	(19.1)	(32.1)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	—	171.9
Common stock repurchased	(22.2)	—
Other financing activities, net	1.9	2.5
Net change in cash due to financing activities	1,070.6	883.2
Effect of exchange rate changes on cash and cash equivalents	(11.9)	(1.2)
Net change in cash and cash equivalents	(39.6)	(579.9)
Cash and cash equivalents at beginning of period	1,319.2	1,899.7
Cash and cash equivalents at end of period	$1,279.6	$1,319.8
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share and unit measures)

(1) Description of Business
HRG Group, Inc. (“HRG”, formerly Harbinger Group Inc., and collectively with its respective subsidiaries, the “Company”) is a diversified holding company focused on owning and acquiring businesses that the Company believes can, in the long term, generate sustainable free cash flow or attractive returns on investment. Although the Company intends to own or seek to acquire controlling equity interests, the Company may also make investments in debt instruments and hold minority equity interests in companies. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
On October 1, 2014, HRG's subsidiary Spectrum Brands Holdings, Inc., a Delaware corporation (“Spectrum Brands”), completed a $30.3 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks and hardware. See Note 3, Acquisitions.
On October 31, 2014, the Company's wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”), acquired approximately 25.5% remaining interests in a joint venture (Compass Production GP, LLC and Compass Production Partners, LP collectively, and together with their respective subsidiaries, “Compass", and formerly referred to as the “EXCO/HGI JV”) from EXCO Resources, Inc. (“EXCO”) for $118.8 in cash. See Note 3, Acquisitions.
On November 4, 2014, Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of HRG, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited (“Ability Re Holdings”) for $19.2. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. See Note 3, Acquisitions.
On November 25, 2014, the Company announced that Philip Falcone, HRG's then Chief Executive Officer and Chairman of the board of directors (the "Board") had, effective December 1, 2014, resigned from his positions with the Company. In connection with his resignation, the Company paid Mr. Falcone the payments described in Note 14, Related Party Transactions. In addition, the warrants to acquire common stock of HRG that were previously awarded to Mr. Falcone will continue to vest in accordance with their existing vesting schedule.
In December 2014, Spectrum Brands issued $250.0 aggregate principal amount of 6.125% unsecured notes at par value, due December 15, 2024 (the “6.125% Notes”) and entered into a new term loan facility in an aggregate principal amount of €150.0 (the “Euro Term Loan Tranche B”). See Note 8, Debt.
On December 31, 2014, Spectrum Brands completed a $116.0 cash acquisition, net of working capital adjustments, of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands ("European IAMS and Eukanuba"), leading premium brands for dogs and cats. See Note 3, Acquisitions.
On January 16, 2015, Spectrum Brands completed a $148.0 cash acquisition, net of working capital adjustments, of Salix Animal Health LLC ("Salix"), the world's leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.
On March 6, 2015, the Company appointed Omar Asali, its then President, to the additional position of Chief Executive Officer.
During the six months ended March 31, 2015, HRG purchased 1.7 million shares of its outstanding common stock for an aggregate purchase price of $22.2 under the $100.0 repurchase program authorized by HRG's Board in May 2014. At March 31, 2015, the Company had a remaining authorization of $12.3 under its common stock repurchase program.
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. For the results of operations by segment, and other segment data, see Note 15, Segment Data.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 21, 2014 (the "Form 10-K"). The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2015.
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
At March 31, 2015, the non-controlling interest component of total equity primarily represents the 41.5% share of Spectrum Brands and the 19.3% of Fidelity & Guaranty Life ("FGL") not owned by HRG.

Oil and natural gas properties
Ceiling Test
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass is required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas at the end of each fiscal quarter. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of its oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass' proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. As of March 31, 2015, the trailing 12 month reference prices were $3.88 per Million British Thermal Units ("Mmbtu") for natural gas at Henry Hub ("HH"), and $82.72 per barrel ("Bbl") of oil for West Texas Intermediate at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $34.31 per Bbl and was based on the trailing 12 month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
For the three months ended March 31, 2015, Compass recognized impairments to its proved oil and natural gas properties of $146.6 primarily due to a decline in oil and natural gas prices. During the six months ended March 31, 2015, Compass recognized impairments of $336.6 to its proved oil and natural gas properties. The impairments for the six months ended March 31, 2015 were due to the sharp decline in oil and natural gas prices as well as the acquisition of EXCO's interest in Compass. As further discussed in Note 3, Acquisitions, the acquisition resulting from the purchase of EXCO's remaining interest in Compass triggered the remeasurement of the Company's initial basis in Compass at fair value which increased Compass' full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange ("NYMEX") futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass' full cost pool exceeded its ceiling test limitation at December 31, 2014 resulting in an impairment. Compass recognized an impairment of $81.0 for the three and six months ended March 31, 2014 primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation.
As a result of recent decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in fiscal year 2015 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
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
Insurance Subsidiary Financial Information and Regulatory Matters
Fidelity & Guaranty Life Insurance Company's ("FGL Insurance") statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $238.8 and $251.3 at March 31, 2015 and September 30, 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $12.4 and $18.8 at March 31, 2015 and September 30, 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $62.8 and negative $81.3 as of March 31, 2015 and September 30, 2014, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as "NAIC-1." If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc's consent.
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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the Variable Interest Entity ("VIE") model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, this ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, this ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that this ASU is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this ASU on its financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. The Company currently recognizes debt issuance costs as assets on the Condensed Consolidated Balance Sheets. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the provisions of ASU 2015-03 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

(3) Acquisitions
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.
The results of operations of the acquired companies since the respective acquisition dates are included in the Company’s unaudited Condensed Consolidated Statements of Operations.
Compass
On October 6, 2014, the Company entered into an agreement to buy from EXCO the remaining 25.5% economic interest in Compass for $118.8. The transaction closed on October 31, 2014 resulting in the Company owning an economic interest of 99.8% in Compass and 100% of the ownership interests in the general partner of Compass. As a result of this transaction, Compass became a consolidated subsidiary of the Company. At the closing, EXCO and the Company terminated the existing operating and administrative services agreements and entered into a customary transition services agreement pursuant to which EXCO provided certain transition services to Compass following the closing date.
In accordance with ASC 805-10, if the acquirer holds a noncontrolling equity investment in the acquiree immediately before obtaining control, the acquirer must remeasure its investment to fair value as of the acquisition date and recognize any remeasurement gains or losses in earnings. As a result of the acquisition, the Company is the majority owner of Compass and a controlling interest. As a result of the revaluation of the Company's existing equity-method investment upon gaining control, the Company recognized a gain on the initial investment of $141.2 on October 31, 2014. The increase was primarily due to the valuation of proved developed and undeveloped oil and natural gas properties which increased $145.4.

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

Tell Manufacturing
On October 1, 2014, Spectrum Brands completed the acquisition of Tell, a manufacturer and distributor of commercial doors, locks and hardware. The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $30.3.
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
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Finished goods were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on value added the completion and disposal effort.
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

European IAMS and Eukanuba
On December 31, 2014, Spectrum Brands completed the acquisition of European IAMS and Eukanuba, premium brands for dogs and cats. The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $116.0.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the European IAMS and Eukanuba acquisition have been measured at their fair values at December 31, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for European IAMS and Eukanuba were as follows:

Preliminary Valuation
December 31, 2014
Inventories	$17.2
Prepaid expense	1.3
Other current assets	2.6
Property, plant and equipment, net	58.3
Intangible assets	40.5
Total assets acquired	119.9
Total liabilities assumed	5.6
Total identifiable net assets less goodwill	114.3
Goodwill	1.7
Total identifiable net assets	$116.0
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name and customer relationships at December 31, 2014. A summary of the significant inputs to the valuation is as follows:

Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Work-in-process and finished goods inventory were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.
Real estate, property, plant and equipment - The market approach was utilized to estimate the fair value of land. The direct cost approach was utilized to estimate the fair value of property, plant and equipment.
Technology assets - Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patent; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 8 years. The technology assets were valued at $3.6 under this approach.
Intangible assets - trade name - Spectrum Brands valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of European IAMS and Eukanuba, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $26.7 under this approach.
Intangible assets - customer relationships - Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 0.5% to 13.2%. Spectrum Brands assumed a customer retention rate of approximately 90% - 100%, which was supported by historical retention rates. Income taxes were estimated at 25% and amounts were discounted using a rate of 15% - 16%. The customer relationships were valued at $10.2 under this approach and will be amortized over a period of 2 years to 15 years.

Salix
On January 16, 2015, Spectrum Brands completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $148.0.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Salix acquisition have been measured at their fair values at January 16, 2015 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Salix were as follows:

Preliminary Valuation
January 16, 2014
Cash	$0.5
Accounts receivable	9.9
Inventories	17.0
Prepaid expense	2.4
Property, plant and equipment, net	1.2
Intangible assets	58.5
Total assets acquired	89.5
Total liabilities assumed	10.3
Total identifiable net assets less goodwill	79.2
Goodwill	68.8
Total identifiable net assets	$148.0
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name, customer relationships and non-compete agreement at January 16, 2015. A summary of the significant inputs to the valuation is as follows:
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion/disposition and a profit on those costs.
Property, plant and equipment - The cost approach was utilized to estimate the fair value of approximately 98.0% of the property, plant and equipment. The sales comparison approach was utilized to estimate the fair value of the remaining 2.0% of the property, plant and equipment.
Technology assets - Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patent; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 17 years. The technology assets were valued at $2.1 under this approach.
Intangible assets - indefinite-lived trade names - Spectrum Brands valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $20.0 under this approach.
Intangible assets - definite-lived trade names - Spectrum Brands valued definite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade name was valued at $1.0 under this approach and will be amortized over 13 years.
Intangible assets - customer relationships - Spectrum Brands valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 0.0% to 12.1%. Spectrum Brands assumed a customer retention rate of approximately 92.5%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 12% - 13%. The customer relationships were valued at $34.0 under this approach and will be amortized over 13 years.
Intangible assets - non-compete agreement - Spectrum Brands valued a non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios (with competition and without competition), considering both tax expenditure and tax amortization benefits. The non-compete agreement was valued at $1.4 under this approach and will be amortized over 3 years.
None of the acquisitions discussed above were considered to be significant.

(4) Investments
The Company’s consolidated investments are summarized as follows:

	March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,939.6	$10.1	$(18.5)	$1,931.2	$1,931.2
Commercial mortgage-backed securities	707.2	22.9	(0.8)	729.3	729.3
Corporates	9,270.2	647.5	(74.6)	9,843.1	9,843.1
Hybrids	1,302.9	74.0	(19.6)	1,357.3	1,357.3
Municipals	1,280.7	156.7	(1.8)	1,435.6	1,435.6
Residential mortgage-backed securities	2,107.8	108.3	(21.8)	2,194.3	2,194.3
U.S. Government	308.8	11.1	(0.1)	319.8	319.8
Total fixed maturities	16,917.2	1,030.6	(137.2)	17,810.6	17,810.6
Equity securities
Available-for-sale	562.1	34.7	(2.9)	593.9	593.9
Held for trading	70.9	41.8	(34.9)	77.8	77.8
Total equity securities	633.0	76.5	(37.8)	671.7	671.7
Derivatives	205.0	83.6	(20.3)	268.3	268.3
Asset-based loans	660.2	—	—	660.2	660.2
Other invested assets	341.8	—	—	341.8	341.8
Total investments	$18,757.2	$1,190.7	$(195.3)	$19,752.6	$19,752.6

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Residential mortgage-backed securities	1,984.8	140.3	(11.1)	2,114.0	2,114.0
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed-maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	141.2	8.2	(44.9)	104.5	104.5
Total equity securities	786.9	31.2	(50.0)	768.1	768.1
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Other invested assets	164.9	0.1	—	165.0	165.0
Total investments	$18,409.8	$1,001.1	$(158.4)	$19,252.5	$19,252.5
Included in accumulated other comprehensive income ("AOCI") were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities at March 31, 2015 and September 30, 2014, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency residential mortgage-backed securities purchased during the six months ended March 31, 2015.

Securities held on deposit with various state regulatory authorities had a fair value of $15,985.6 and $15,009.3 at March 31, 2015 and September 30, 2014, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.
FGL held no non-income producing investments during the three and six months ended March 31, 2015 and 2014.
In accordance with FGL Insurance's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB agreement liabilities. The collateral investments had a fair value of $558.4 and $573.2 at March 31, 2015 and September 30, 2014, respectively.
Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2015
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$328.2	$330.7
Due after one year through five years	2,292.8	2,352.0
Due after five years through ten years	2,894.6	3,026.7
Due after ten years	5,934.4	6,530.1
Subtotal	11,450.0	12,239.5
Other securities which provide for periodic payments:
Asset-backed securities	1,939.6	1,931.2
Commercial-mortgage-backed securities	707.2	729.3
Structured hybrids	712.6	716.3
Residential mortgage-backed securities	2,107.8	2,194.3
Total fixed maturity available-for-sale securities	$16,917.2	$17,810.6
Securities in an Unrealized Loss Position
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$560.1	$(7.7)	$474.5	$(10.8)	$1,034.6	$(18.5)
Commercial-mortgage-backed securities	51.3	(0.4)	8.4	(0.4)	59.7	(0.8)
Corporates	853.5	(32.6)	761.2	(42.0)	1,614.7	(74.6)
Equities	35.0	(0.7)	50.2	(2.2)	85.2	(2.9)
Hybrids	149.2	(7.8)	143.8	(11.8)	293.0	(19.6)
Municipals	63.2	(0.6)	125.8	(1.2)	189.0	(1.8)
Residential mortgage-backed securities	411.7	(10.2)	297.5	(11.6)	709.2	(21.8)
U.S. Government	69.9	—	49.6	(0.1)	119.5	(0.1)
Total available-for-sale securities	$2,193.9	$(60.0)	$1,911.0	$(80.1)	$4,104.9	$(140.1)
Total number of available-for-sale securities in an unrealized loss position		322		245		567

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Residential mortgage-backed securities	298.5	(5.8)	177.6	(5.3)	476.1	(11.1)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629
At March 31, 2015 and September 30, 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At March 31, 2015 and September 30, 2014, securities with a fair value of $21.3 and $0.2, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
For the three and six months ended March 31, 2015 and 2014, the Company recognized no material impairment losses on available-for-sale fixed maturity and equity securities. The portion of other-than-temporary impairments recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Loss.
Asset-based Loans
Salus Capital Partners, LLC (“Salus”) portfolio of asset-based loans receivable, included in “Asset-based loans” in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, consisted of the following:

	March 31, 2015	September 30, 2014
Asset-based loans, net of deferred fees, by major industry:
Electronics	$167.1	$245.4
Apparel	188.1	191.6
Jewelry	83.9	100.1
Home Furnishings	55.7	71.7
Manufacturing	49.9	56.9
Transportation	32.5	44.3
Sporting Goods	11.8	13.9
Other	105.0	94.9
Total asset-based loans	694.0	818.8
Less: Allowance for credit losses	33.8	7.2
Total asset-based loans, net	$660.2	$811.6

Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and six months ended March 31, 2015 and 2014:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Allowance for credit losses:
Balance at beginning of period	$7.5	$7.0	$7.2	$5.2
Provision for credit losses	102.9	—	103.2	1.8
Charge-offs	(76.6)	—	(76.6)	—
Balance at end of period	$33.8	$7.0	$33.8	$7.0
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of March 31, 2015, there was one loan representing $167.1 that was considered delinquent by Salus and was placed on nonaccrual status. It is the Salus' policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes. This loan was also individually evaluated for impairment. As of September 30, 2014, there were no outstanding loans that had been individually considered impaired, as all loans were in current payment status.
During the three months ended March 31, 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. ("RadioShack") approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $150.0 after giving effect to non-qualifying participation of $100.0 held by a third party. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales, only some of which have been completed to date, and ongoing litigation. At March 31, 2015, the expected recovery on the RadioShack loan, excluding any additional proceeds from ongoing litigation resulted in charge-offs of $76.6 and an additional net increase in the provision of credit losses of $26.3 for a total recognized bad debt expense of $102.9 for the three months ended March 31, 2015. In addition, the internal risk rating of this loan was changed to doubtful. Salus has assessed the adequacy of its allowance for loan assets and believes the level of allowance for loan losses to be adequate to mitigate inherent losses in the portfolio.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015	$142.8	$57.8	$326.3	$167.1	$694.0
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
Mortgage Loans on Real Estate
Included in Other invested assets on the unaudited Condensed Consolidated Balance Sheets were Commercial mortgage loans ("CMLs") of $304.4 and $136.2, or approximately 1.5% and 0.7% of the Company's total investments as of March 31, 2015 and September 30, 2014, respectively. FGL primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. FGL diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, FGL continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Industrial- General	$19.9	6.5%	$—	—%
Industrial- Warehouse	47.5	15.6%	48.0	35.2%
Multifamily	29.8	9.8%	37.8	27.8%
Office	75.7	24.9%	44.6	32.7%
Retail	123.1	40.4%	5.8	4.3%
Apartment	7.6	2.5%	—	—%
Funeral Home	0.8	0.3%	—	—%
Total	$304.4	100.0%	$136.2	100.0%

US Region:
East North Central	$83.8	27.5%	$27.8	20.4%
Middle Atlantic	17.9	5.9%	10.9	8.0%
Pacific	65.7	21.6%	61.5	45.1%
South Atlantic	63.8	21.0%	—	—%
West North Central	5.7	1.9%	5.8	4.3%
West South Central	19.9	6.5%	30.2	22.2%
Mountain	42.1	13.8%	—	—%
New England	5.5	1.8%	—	—%
Total	$304.4	100.0%	$136.2	100.0%
FGL has a CML portfolio with 100% of all CMLs having a loan-to-value ("LTV") ratio of less than 75% at March 31, 2015 and September 30, 2014. As of March 31, 2015 all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss. FGL has not established a collective or specific CML valuation allowance as of March 31, 2015.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2015 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A (a)
March 31, 2015
LTV Ratios:
Less than 50%	$74.2	$—	$0.8	$75.0	24.6%	$75.0	24.6%
50% to 60%	63.8	19.9	—	83.7	27.5%	83.7	27.5%
60% to 75%	145.7	—	—	145.7	47.9%	145.7	47.9%
Total mortgage loans on real estate	$283.7	$19.9	$0.8	$304.4	100.0%	$304.4	100.0%
September 30, 2014
LTV Ratios:
Less than 50%	$44.6	$—	$0.8	$45.4	33.3%	$45.4	33.3%
50% to 60%	19.9	—	—	19.9	14.6%	19.9	14.6%
60% to 75%	70.9	—	—	70.9	52.1%	70.9	52.1%
Total mortgage loans on real estate	$135.4	$—	$0.8	$136.2	100.0%	$136.2	100.0%
(a) N/A - Current financial information not available.
FGL recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2015, FGL had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of FGL's CMLs on real estate:

	March 31, 2015	September 30, 2014
Current to 30 days	$304.4	$136.2
Total carrying value	$304.4	$136.2
As of March 31, 2015, FGL's CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Fixed maturity available-for-sale securities	$207.7	$188.7	$414.2	$376.0
Equity available-for-sale securities	7.8	5.1	17.7	9.6
Asset-based loans	10.9	15.9	26.5	27.8
Other investments	3.2	0.6	6.5	1.7
Gross investment income	229.6	210.3	464.9	415.1
External investment expense	(4.6)	(3.9)	(9.1)	(7.5)
Net investment income	$225.0	$206.4	$455.8	$407.6

Net investment (losses) gains
“Net investment (losses) gains” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net realized gains on fixed maturity available-for-sale securities	$7.7	$7.9	$5.9	$17.7
Realized (losses) gains on equity securities	(6.4)	5.4	(3.2)	10.8
Net realized gains on securities	1.3	13.3	2.7	28.5
Realized gains on certain derivative instruments	43.2	50.0	88.2	110.6
Unrealized (losses) gains on certain derivative instruments	(51.2)	(27.5)	(50.7)	39.3
Change in fair value of other embedded derivatives	0.4	—	1.0	—
Change in fair value of derivatives	(7.6)	22.5	38.5	149.9
Realized gains on other invested assets	2.4	5.1	6.9	4.4
Net investment (losses) gains	$(3.9)	$40.9	$48.1	$182.8
For the six months ended March 31, 2015, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,805.8, gross gains on such sales totaled $19.8 and gross losses totaled $44.5. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the six months ended March 31, 2015.
For the six months ended March 31, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $2,627.9, gross gains on such sales totaled $22.2 and gross losses totaled $2.5. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the six months ended March 31, 2014.
Cash flows from consolidated investing activities by security classification were as follows:

	Six months ended March 31,
	2015	2014
Proceeds from investments sold, matured or repaid:
Available-for-sale	$1,848.5	$2,675.4
Derivatives and other	209.4	188.2
	$2,057.9	$2,863.6
Cost of investments acquired:
Available-for-sale	$(2,154.4)	$(3,815.7)
Trading (acquired for holding)	—	(40.5)
Derivatives and other	(313.8)	(176.7)
	$(2,468.2)	$(4,032.9)
Concentrations of Investments
As of March 31, 2015 and September 30, 2014, the Company’s most significant investment in one industry, excluding U.S. Government securities, was the Company’s investment securities in the banking industry with a fair value of $2,273.6 or 11.5% and $2,240.3, or 11.6%, of the Company's invested assets portfolio, respectively. FGL’s holdings in this industry includes investments in 83 different issuers with the top ten investments accounting for 39.5% of the total holdings in this industry. As of March 31, 2015 and September 30, 2014, the Company had investments in 8 and 4 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $1,202.8 and $768.5, or 6.1% and 4.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of March 31, 2015 and September 30, 2014, had a fair value of $187.8, or 1.0% and $250.0, or 1.3%, respectively, of the Company's invested assets portfolio.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying unaudited Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	March 31, 2015	September 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$20.7	$12.0
Interest rate contracts	Other assets	—	0.6
Commodity contracts	Receivables, net	0.1	1.3
Commodity contracts	Other assets	0.1	—
Foreign exchange contracts	Other assets	0.1	0.3
Total asset derivatives designated as hedging instruments		21.0	14.2
Derivatives not designated as hedging instruments:
Call options	Derivatives	268.3	296.3
Commodity contracts	Receivables, net	19.3	1.9
Other embedded derivatives	Other invested assets	12.2	11.2
Foreign exchange contracts	Receivables, net	—	0.5
Total asset derivatives		$320.8	$324.1

Liability Derivatives	Classification	March 31, 2015	September 30, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable and other current liabilities	$1.8	$1.8
Interest rate contracts	Other liabilities	0.4	—
Commodity contracts	Accounts payable and other current liabilities	1.0	0.1
Foreign exchange contracts	Other liabilities	0.2	—
Total liability derivatives designated as hedging instruments		3.4	1.9
Derivatives not designated as hedging instruments:
FIA embedded derivative	Contractholder funds	2,217.4	1,908.1
Foreign exchange	Accounts payable and other current liabilities	0.9	0.1
Futures contracts	Other liabilities	0.9	0.5
Commodity contracts	Other liabilities	—	0.3
Total liability derivatives		$2,222.6	$1,910.9
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

During the three and six months ended March 31, 2015 and 2014, the Company recognized the following gains and losses on these derivatives:

		Three months ended March 31,		Six months ended March 31,
Classification	Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Revenues:
Net investment (losses) gains	Call options	$(8.1)	$21.2	$33.2	$135.5
	Futures contracts	0.1	1.3	4.3	14.4
	Change in fair value of other embedded derivatives	0.4	—	1.0	—
Operating costs and expenses:
Benefits and other changes in policy reserves	FIA embedded derivatives	$77.2	$74.0	$309.3	$174.3
Cost of consumer products and other goods sold	Commodity contracts	—	—	—	(0.1)
Other income and expense:
Other income (expense), net	Oil and natural gas commodity contracts	$5.3	$(6.8)	$24.0	$(10.2)
	Foreign exchange contracts	(5.7)	(0.2)	(7.4)	0.6
Loss from the change in the fair value of the equity conversion feature of preferred stock	Equity conversion feature of preferred stock	—	(3.5)	—	(50.7)
Additional Disclosures
Cash Flow Hedges
When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At both March 31, 2015 and September 30, 2014, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net loss on these contracts recorded in AOCI by Spectrum Brands at March 31, 2015 and September 30, 2014 was $1.1 and $0.4, respectively, net of tax and noncontrolling interest. At March 31, 2015 and September 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by Spectrum Brands over the next 12 months was $0.8 and $0.8, respectively, net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer and other product sales" or purchase price variance in "Cost of consumer products and other goods sold." At March 31, 2015, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2016 with a contract value of $215.4. The derivative net gain on these contracts recorded in AOCI at March 31, 2015 was $8.9, net of tax expense of $3.2. At March 31, 2015, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next twelve months was $8.9, net of tax.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2015, Spectrum Brands had a series of zinc swap contracts outstanding through September 2016 for 7.3 thousand metric tons with a contract value of $16.0. At March 31, 2015, Spectrum Brands had a series of brass swap contracts outstanding through September 2016 for 1.9 thousand metric tons with a contract value of $9.2. The derivative net loss on these contracts recorded in AOCI at March 31, 2015 was $0.4, net of tax benefit of $0.1. At March 31, 2015, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $0.5, net of tax.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2015 and September 30, 2014, Spectrum Brands had $174.1 and $108.9, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At March 31, 2015, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 15 thousand troy ounces with a contract value of $0.3. At September 30, 2014, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 25 thousand troy ounces with a contract value of $0.4.
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
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, Compass' derivative contract counterparties. Changes in the fair value of Compass' derivative financial instrument contracts, which includes both cash and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the unaudited Condensed Consolidated Balance Sheets fair value amounts. Compass' natural gas and oil commodity contract derivative instruments are comprised of swap contracts and three-way collars.
Swap contracts allow Compass to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.
A three-way collar is a combination of options including a sold call, a purchased put and a sold put. These contracts allow Compass to participate in the upside of commodity prices to the ceiling of the call option and provide Compass with partial downside protection through the combination of the put options. If the market price is below the strike price of the purchased put at the time of settlement then the counterparty pays Compass the excess, unless the market price falls below the strike price of the sold put at which point the counterparty pays Compass the difference between the strike prices of the purchased put and sold put. If the market price is above the strike price of the sold call at the time of settlement, we pay the counterparty the excess. These transactions were conducted contemporaneously with a single counterparty and resulted in a net cashless transaction.
The following table presents Compass’ volumes and fair value of the oil derivative financial instrument as of March 31, 2015 (presented on a calendar-year basis):

(in millions, except volumes and prices)	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at March 31, 2015
Natural gas:
Swaps:
April - December 2015	8,250	$3.95	$9.6
Three-way collars:
April - October 2015	4,280		0.8
Short call		3.27
Long put		2.85
Short put		2.10
Total natural gas	12,530		$10.4
Oil:
Swaps:
April - December 2015	188	$94.98	8.9
Total oil	188		$8.9
Total oil and natural gas derivatives			$19.3
At September 30, 2014, Compass had outstanding derivative contracts to mitigate price volatility covering 6,821 Billion British Thermal Units ("Mmbtus") of natural gas and 254 Thousand Barrels ("Mbbls") of oil. At March 31, 2015, the average forward NYMEX oil prices per Bbl for the remainder of 2015 was $51.84, and the average forward NYMEX natural gas prices per Mmbtu for 2015 was $2.81. Compass derivative financial instruments covered approximately 38% and 55% of production volumes for the three and six months ended March 31, 2015, respectively, and 69% and 77% of production volumes for the three and six months ended March 31, 2014, respectively.
Other Embedded Derivatives
On June 16, 2014, FGL invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which was based on the actual return of the fund. At March 31, 2015 the fair value of the embedded derivative was $12.2. At maturity of the fund-linked note, FGL will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities" within the accompanying unaudited Condensed Consolidated Balance Sheets.
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

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,206.3	$70.0	$34.5	$35.5	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A+/A3/A	3,083.6	101.0	77.4	23.6	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A3/A	3,269.7	95.6	65.2	30.4	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A	125.4	1.7	—	1.7	258.0	10.6	—	10.6
Total		$8,685.0	$268.3	$177.1	$91.2	$7,602.6	$296.3	$188.0	$108.3
(a) An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2015 and September 30, 2014, counterparties posted $177.1 and $188.0 of collateral, of which $142.6 and $135.5, respectively, is included in "Cash and cash equivalents," with an associated payable for this collateral included in "Other liabilities" in the unaudited Condensed Consolidated Balance Sheets. The remaining $34.5 and $52.5 of non-cash collateral was held by a third-party custodian at March 31, 2015 and September 30, 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $91.2 and $108.3 at March 31, 2015 and September 30, 2014, respectively. FGL held 1,652 and 2,348 futures contracts at March 31, 2015 and September 30, 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7.8 and $10.8 at March 31, 2015 and September 30, 2014, respectively.

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	March 31, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Contingent purchase price reduction receivable	$—	$—	$47.0	$47.0	$—	$—	$41.5	$41.5
Derivatives:
Interest rate contracts	—	—	—	—	—	0.6	—	0.6
Commodity contracts	—	19.5	—	19.5	—	3.2	—	3.2
Foreign exchange contracts	—	20.8	—	20.8	—	12.8	—	12.8
Call options and futures contracts	—	268.3	—	268.3	—	296.3	—	296.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,896.9	34.3	1,931.2	—	1,755.9	37.0	1,792.9
Commercial mortgage-backed securities	—	586.8	142.5	729.3	—	553.8	83.1	636.9
Corporates	—	8,902.0	941.1	9,843.1	—	8,945.8	850.0	9,795.8
Hybrids	—	1,357.3	—	1,357.3	—	1,316.1	—	1,316.1
Municipals	—	1,395.8	39.8	1,435.6	—	1,222.6	37.2	1,259.8
Residential mortgage-backed securities	—	2,194.3	—	2,194.3	—	2,114.0	—	2,114.0
U.S. Government	135.0	184.8	—	319.8	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	27.2	560.7	6.0	593.9	59.2	598.4	6.0	663.6
Trading	77.8	—	—	77.8	104.5	—	—	104.5
Other invested assets	—	—	12.2	12.2	—	2.1	11.2	13.3
Funds withheld receivable (a)	—	605.0	—	605.0	—	154.4	—	154.4
Total financial assets	$240.0	$17,992.2	$1,222.9	$19,455.1	$279.3	$17,156.4	$1,066.0	$18,501.7
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,217.4	$2,217.4	$—	$—	$1,908.1	$1,908.1
Front Street future policyholder benefit liability	—	—	584.5	584.5	—	—	151.3	151.3
Foreign exchange contracts	—	1.1	—	1.1	—	0.1	—	0.1
Futures contracts	—	0.9	—	0.9	—	0.5	—	0.5
Commodity contracts	—	1.0	—	1.0	—	0.4	—	0.4
Interest rate contracts	—	2.2	—	2.2	—	1.8	—	1.8
Total financial liabilities	$—	$5.2	$2,801.9	$2,807.1	$—	$2.8	$2,059.4	$2,062.2
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

Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market-approach valuation technique is employed, is yields for comparable securities. Increase (decrease) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of March 31, 2015 and September 30, 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Compass evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, and reports them on a gross or net basis on the Condensed Consolidated Balance Sheets as determined by the nature of the trade with the counterparty. Net derivative asset values are determined primarily by quoted futures prices and utilization of risk-free rate curves and net derivative liabilities are determined by utilization of risk-free rate curve. The risk-free rates of Compass’ counterparties are based on the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. Compass’ risk-free rate is based on the LIBOR curve as of the end of the reporting period. Compass’ oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate (“WTI”) oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable risk-free rate curve, as described above. Compass’

natural gas derivatives are swap and three-way collar contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the option contracts.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2015 and September 30, 2014 were as follows:

	Fair Value at				Range (Weighted average)
Assets	March 31, 2015	September 30, 2014	Valuation Technique	Unobservable Input(s)	March 31, 2015	September 30, 2014
Contingent purchase price reduction receivable	$47.0	$41.5	Discounted cash flow	Probability of collection	94%	88% - 96% (92%)
				Expected term	0.5 months	4.5 months
				Discount rate	1%	1%
				Credit insurance risk premium	7%	12%
Asset-backed securities	31.0	37.0	Broker-quoted	Offered quotes	100%	100% - 109% (101%)
Asset-backed securities	3.3	—	Matrix pricing	Quoted prices	110%	—
Commercial mortgage-backed securities	97.5	83.1	Broker-quoted	Offered quotes	100% - 121% (114%)	105% - 121% (118%)
Commercial mortgage-backed securities	45.0	—	Matrix pricing	Quoted prices	106% - 123% (115%)	—
Corporates	543.3	848.0	Broker-quoted	Offered quotes	67% - 123% (103%)	62% - 120% (100%)
Corporates	397.8	2.0	Matrix Pricing	Quoted prices	75% - 150% (103%)	142%
Municipal	39.8	37.2	Broker-quoted	Offered quotes	115%	107%
Equity	6.0	6.0	Broker-quoted	Quoted prices	100%	100%
Other invested assets	12.2	11.2	Black Scholes model	Market value of AnchorPath Fund	100%	100%
Total	$1,222.9	$1,066.0
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,217.4	$1,908.1	Discounted cash flow	Market value of option	0% - 42% (3%)	0% - 50% (3%)
				SWAP rates	2%	2% - 3% (2%)
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (7%)	0.50% - 75% (7%)
				Non-performance risk spread	0.25%	0.25%
Front Street future policyholder benefit liability	584.5	151.3	Discounted cash flow	Non-performance risk spread	0.50% - 1.50%	0.50% - 1.50%
				Risk margin to reflect uncertainty	1%	0.50%
Total	$2,801.9	$2,059.4
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
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2015 and September 30, 2014, is based on the 2000 and 1983 annuity tables, respectively, and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2015 and 2014. This summary excludes any impact of amortization of value of business acquired ("VOBA") and deferred acquisition costs ("DAC"). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$5.5	$—	$—	$—	$—	$—	$47.0
Fixed maturity securities available-for-sale:
Asset-backed securities	34.6	0.1	—	3.2	—	(0.1)	(3.5)	34.3
Commercial mortgage-backed securities	120.4	—	1.5	20.9	—	(0.3)	—	142.5
Corporates	907.6	2.4	14.9	70.5	—	(30.2)	(24.1)	941.1
Municipals	38.8	—	1.0	—	—	—	—	39.8
Equity securities - available-for-sale	6.1	—	(0.1)	—	—	—	—	6.0
Other invested assets	11.8	0.4	—	—	—	—	—	12.2
Total assets at fair value	$1,160.8	$8.4	$17.3	$94.6	$—	$(30.6)	$(27.6)	$1,222.9

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,140.2	$77.2	$—	$—	$—	$—	$—	$2,217.4
Front Street future policyholder benefit liability	496.4	7.7	—	90.1	—	(9.7)	—	584.5
Total liabilities at fair value	$2,636.6	$84.9	$—	$90.1	$—	$(9.7)	$—	$2,801.9
(a) The net transfers out of Level 3 during the three months ended March 31, 2015 were exclusively to Level 2.

	Six months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$5.5	$—	$—	$—	$—	$—	$47.0
Fixed maturity securities available-for-sale:
Asset-backed securities	37.0	0.1	—	6.7	—	(0.1)	(9.4)	34.3
Commercial mortgage-backed securities	83.1	—	2.3	57.7	—	(0.6)	—	142.5
Corporates	850.0	2.3	23.3	122.4	—	(32.8)	(24.1)	941.1
Municipals	37.2	—	2.8	—	—	(0.2)	—	39.8
Equity securities - available-for-sale	6.0	—	—	—	—	—	—	6.0
Other invested assets	11.2	1.0	—	—	—	—	—	12.2
Total assets at fair value	$1,066.0	$8.9	$28.4	$186.8	$—	$(33.7)	$(33.5)	$1,222.9

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908.1	$309.3	$—	$—	$—	$—	$—	$2,217.4
Front Street future policyholder benefit liability	151.3	6.4	—	437.0	—	(10.2)	—	584.5
Total liabilities at fair value	$2,059.4	$315.7	$—	$437.0	$—	$(10.2)	$—	$2,801.9
(a) The net transfers out of Level 3 during the six months ended March 31, 2015 were exclusively to Level 2.

	Three months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$—	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	9.8	—	(0.1)	—	—	—	1.0	10.7
Commercial mortgage-backed securities	6.0	—	—	—	—	—	(6.0)	—
Corporates	607.1	—	10.1	41.7	—	(1.9)	—	657.0
Municipals	34.3	—	1.3	—	—	—	—	35.6
Equity securities- trading	10.8	—	—	—	—	—	—	10.8
Total assets at fair value	$709.5	$—	$11.3	$41.7	$—	$(1.9)	$(5.0)	$755.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,644.7	$74.0	$—	$—	$—	$—	$—	$1,718.7
Front Street future policyholder benefit liability	149.9	3.7	—	—	—	(2.6)	—	151.0
Equity conversion feature of preferred stock	378.0	3.5	—	—	—	(16.7)	—	364.8
Total liabilities at fair value	$2,172.6	$81.2	$—	$—	$—	$(19.3)	$—	$2,234.5
(a) The net transfers out of Level 3 during the three months ended March 31, 2014 were exclusively to Level 2. There was a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities.

	Six months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.3)	5.0	—	—	1.0	10.7
Commercial mortgage-backed securities	5.7	—	0.3	—	—	—	(6.0)	—
Corporates	461.1	—	4.0	194.3	—	(2.4)	—	657.0
Municipals	—	—	0.6	35.0	—	—	—	35.6
Equity securities- trading	10.7	0.1	—	—	—	—	—	10.8
Total assets at fair value	$523.5	$0.6	$4.6	$234.3	$—	$(2.4)	$(5.0)	$755.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$174.3	$—	$—	$—	$—	$—	$1,718.7
Front Street future policyholder benefit liability	—	3.0	—	150.6	—	(2.6)	—	151.0
Equity conversion feature of preferred stock	330.8	50.7	—	—	—	(16.7)	—	364.8
Total liabilities at fair value	$1,875.2	$228.0	$—	$150.6	$—	$(19.3)	$—	$2,234.5
(a) The net transfers out of Level 3 during the six months ended March 31, 2015 were exclusively to Level 2. There was a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities.
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six months ended March 31, 2015 and 2014.
Primary market issuance and secondary market activity for certain asset-backed securities during the three and six months ended March 31, 2015 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company's conclusion that there was sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of March 31, 2015. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $27.6 and $33.5 related to asset-backed and corporate securities during the three and six months ended March 31, 2015 and of $5.0 related to asset-backed securities during the three and six months ended March 31, 2014.

Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). As discussed in Note 17, Subsequent Events, effective April 19, 2015, FOH commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. See discussion in Note 17.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the unaudited Condensed Consolidated Balance Sheets are summarized as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,279.6	$—	$—	$1,279.6	$1,279.6
Asset-based loans	—	—	660.2	660.2	660.2
Other invested assets	—	2.0	327.6	329.6	329.6
Total financial assets	$1,279.6	$2.0	$987.8	$2,269.4	$2,269.4

Liabilities (a)
Total debt (b)	$—	$5,728.0	$66.3	$5,794.3	$5,623.7
Investment contracts, included in contractholder funds	—	—	13,708.6	13,708.6	15,303.7
Total financial liabilities	$—	$5,728.0	$13,774.9	$19,502.9	$20,927.4

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,319.2	$—	$—	$1,319.2	$1,319.2
Asset-based loans	—	—	811.6	811.6	811.6
Other invested assets	—	—	151.7	151.7	151.7
Total financial assets	$1,319.2	$—	$963.3	$2,282.5	$2,282.5

Liabilities (a)
Total debt (b)	$—	$5,308.5	$—	$5,308.5	$5,157.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$5,308.5	$13,108.8	$18,417.3	$19,713.2

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Valuation Methodology
Asset-based loans
The fair value of the asset-based loans originated by Salus approximate their carrying value. Such loans carry a variable rate that are typically revolving in nature and can be settled at the demand of either party. Nonaccrual loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. As the loans are collateral dependent, we measure such impairment based on the estimated fair value of eligible proceeds. This is generally based on estimated market prices from an independently prepared appraisal.

The impaired loan balance represents those nonaccrual loans for which impairment was recognized during the quarter.
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
Other Invested Assets - Policy Loans
Also included in other invested assets are policy loans. Fair values for policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations.
Investment Contracts Included in Contractholder Funds
Investment contracts include deferred annuities, FIAs, indexed universal life ("IUL") and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2015 and September 30, 2014, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.

(7) Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including DAC and VOBA balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2014	$1,524.8	$1,215.9	$917.2	$86.8	$463.8	$2,683.7
Acquisitions	77.6	50.7	61.7	—	—	112.4
Impairments	(28.3)	(31.9)	—	—	—	(31.9)
Deferrals	—	—	—	—	176.5	176.5
Less: Components of amortization
Periodic amortization	—	—	(41.7)	(20.2)	3.1	(58.8)
Interest	—	—	—	6.1	10.7	16.8
Unlocking	—	—	—	0.1	(8.1)	(8.0)
Adjustment for unrealized investment (gains), net	—	—	—	(17.8)	(52.2)	(70.0)
Effect of translation	(31.1)	(31.1)	(22.3)	—	—	(53.4)
Balance at March 31, 2015	$1,543.0	$1,203.6	$914.9	$55.0	$593.8	$2,767.3
Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Definite lived intangible assets include customer relationships, proprietary technology intangibles and certain trade names that are amortized using the straight-line method over their estimated useful lives of ranging from one to twenty years.
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests. During the three months ended December 31, 2014, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its Fredrick’s of Hollywood (“FOH”) reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the resignation of the Company’s CEO in December of 2014 and subsequent change in strategic direction of FOH. The revised plan changes the focus from expansion to rationalization of the existing business and is expected to result in lower revenues and profitability with a reduced level of investment from levels originally contemplated under prior management at the time of the acquisition in May of 2014. There were no other indicators of impairment for the Company's other reporting units. As discussed in Note 17, Subsequent Events, effective April 19, 2015, FOH commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. See discussion in Note 17.
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
Both the goodwill impairment charge and the intangible assets impairment charge, totaling $60.2, were reflected in “Impairments and bad debt expense” on the accompanying unaudited Condensed Consolidated Statements of Operations. There were no additional goodwill or intangible impairments for the three months ended March 31, 2015.

Definite Lived Intangible Assets
Definite lived intangible assets are summarized as follows:

	March 31, 2015			September 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$903.0	$(221.2)	$681.8	$877.1	$(204.6)	$672.5	15 to 20 years
Trade names	173.7	(69.1)	104.6	171.1	(61.0)	110.1	1 to 12 years
Technology assets	195.5	(67.0)	128.5	192.2	(57.6)	134.6	4 to 17 years
	$1,272.2	$(357.3)	$914.9	$1,240.4	$(323.2)	$917.2
Amortization expense for definite lived intangible assets was as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Customer relationships	$12.4	$11.6	$24.1	$23.3
Trade names	4.1	4.1	8.2	8.2
Technology assets	4.7	4.8	9.4	9.2
	$21.2	$20.5	$41.7	$40.7
The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $81.0 per year.
Amortization of DAC and VOBA
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of March 31, 2015 and September 30, 2014, the VOBA balance included cumulative adjustments for net unrealized investment gains of $181.9 and $164.2, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $107.8 and $55.5, respectively.
Amortization for VOBA and DAC was as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Amortization of VOBA	$(10.0)	$(10.9)	$(14.0)	$(24.1)
Amortization of DAC	13.0	(6.0)	5.7	(16.0)

Accumulated amortization of VOBA as of March 31, 2015 and September 30, 2014 was $356.4 and $338.4, respectively. The above DAC balances include $37.5 and $32.7 of deferred sales inducements (“DSI”), net of shadow adjustments, as of March 31, 2015 and September 30, 2014, respectively.

The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$21.2
2016	40.1
2017	33.1
2018	26.6
2019	21.5
Thereafter	94.4

(8) Debt
The Company’s consolidated debt consists of the following:

	March 31, 2015		September 30, 2014
	Amount	Rate	Amount	Rate	Interest rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$604.4	7.9%	$604.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	750.0	7.8%	750.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due September 4, 2017 (Tranche A)*	635.2	3.1%	648.4	3.0%	Variable rate, see below
Term Loan, due September 4, 2019 (Tranche C)*	508.6	3.6%	509.9	3.6%	Variable rate, see below
CAD Term Loan, due December 17, 2019*	30.5	5.1%	34.2	5.1%	Variable rate, see below
Euro Term Loan, due September 4, 2019 (Tranche A)*	242.5	3.8%	283.3	3.8%	Variable rate, see below
Euro Term Loan, due December 19, 2021 (Tranche B)*	163.3	3.8%	—	—%	Variable rate, see below
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.75% Senior Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	Fixed rate
ABL Facility, expiring May 24, 2017	42.0	4.0%	—	2.5%	Variable rate, see below
Other notes and obligations	31.0	12.6%	36.6	8.8%	Various
Capitalized lease obligations	88.6	6.1%	94.7	6.1%	Various
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%	Fixed rate
FGL Credit Agreement	—	5.3%	—	5.3%	Variable rate, see below
Compass
Compass Credit Agreement, due February 14, 2018	327.0	2.7%	243.2	2.7%	Variable rate, see below
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	193.0	6.6%	193.0	6.7%	Variable rate, see below
Secured borrowings under non-qualifying loan participations	102.2	10.9%	106.8	10.8%	Fixed rate
Total	5,658.3		5,194.5
Original issuance discounts on debt, net of premiums	(34.6)		(36.7)
Total debt	5,623.7		5,157.8
Less current maturities and short-term debt	423.3		96.7
Non-current portion of debt	$5,200.4		$5,061.1
________________________
*Together, defined as the "Term Loan"
Spectrum Brands
Interest terms
Certain of Spectrum Brands’ debt instruments are subject to variable interest rates. The variable rates are weighted averages based on outstanding debt balances and corresponding rates in effect as of the period end. At March 31,

2015, Spectrum Brands’ variable interest rate terms were as follows: Tranche A was equal to LIBOR, subject to a 0.75% floor, plus 2.25%, with a Base option rate of 4.5%; Tranche C was equal to LIBOR, subject to a 0.75% floor, plus 2.75%, with a Base option rate of 5.0%; the Canadian Dollar ("CAD") Term Loan was equal to Canadian Dollar Offered Rate ("CDOR"), subject to a 1.25% floor (1.29% at March 31, 2015) plus 3.75%, with a Base option rate of 5.6%; Euro Term Loan Tranche A and Euro Term Loan Tranche B were equal to Europe Interbank Offered Rate ("EURIBOR"), subject to a 0.75% floor, plus 3.0%, with no Base option available; Spectrum Brands' asset based lending revolving credit facility (the “ABL Facility”) was equal to LIBOR plus 1.75%, with a Base option rate of 4.0%.
Euro Term Loan Tranche B
On December 19, 2014, Spectrum Brands amended the Term Loan, issuing the Euro Term Loan Tranche B maturing December 19, 2021, which provides for borrowings in an aggregate principal amount of €150.0. The Euro Term Loan Tranche B is guaranteed by Spectrum Brands' wholly owned subsidiary, SB/RH Holdings, LLC, as well as by the existing and future domestic subsidiaries of Spectrum Brands, Inc. ("SBI"), the borrower. The net proceeds from the amendment, together with the net proceeds of the 6.125% Notes, were used to fund acquisitions, repay certain amounts drawn under the revolving credit facility and for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness and business expansion.
The Euro Term Loan Tranche B was issued at a 0.25% discount and recorded net of the discount incurred. The €0.4 discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the Euro Term Loan Tranche B, Spectrum Brands recorded $0.2 and $2.3 of fees during the three and six months ended March 31, 2015, respectively. The fees are classified as debt issuance costs within the accompanying unaudited Condensed Consolidated Statements of Operations and are being amortized as an adjustment to interest expense over the remaining life of the loan.
6.125% Notes
On December 4, 2014, SBI issued $250.0 aggregate principal amount of 6.125% Notes at par value, due December 15, 2024. The 6.125% Notes are guaranteed by Spectrum Brands' wholly owned subsidiary, SB/RH Holdings, LLC, as well as by SBI's existing and future domestic subsidiaries.
SBI may redeem all or a part of the 6.125% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2024 Indenture.
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
Spectrum Brands recorded $0.6 and $4.6 of fees in connection with the offering of the 6.125% Notes for the three and six months ended March 31, 2015, respectively. The fees were classified as debt issuance costs within the accompanying unaudited Condensed Consolidated Financial Statements and are amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.

ABL Facility
As a result of borrowings and payments under Spectrum Brands' ABL Facility, at March 31, 2015, Spectrum Brands had aggregate borrowing availability of approximately $257.6, net of lender reserves of $6.4 and outstanding letters of credit of $30.3.
FGL
As of March 31, 2015, FGL had a borrowing base of $150.0 under their three-year unsecured revolving credit facility (the "FGL Credit Agreement") with no unfunded investment commitments. If FGL were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for USD loans in the U.S. for such day as the "U.S. Prime Rate", and (c) the Eurodollar rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of March 31, 2015, the interest rate would be equal to 5.25%, had FGL drawn on the revolver.
Compass
As of March 31, 2015, Compass had $327.0 of outstanding indebtedness under the Compass Credit Agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or Alternate Base Rate ("ABR") plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On March 31, 2015, the one month LIBOR was 0.2% which resulted in an interest rate of approximately 2.7%.
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
As of March 31, 2015, the financial covenants contained in the Credit Agreement, required that Compass:

•	maintain a consolidated current ratio (as defined in the agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit Compass' ratio of consolidated total indebtedness to consolidated earnings before tax, interest, depreciation, depletion, amortization and exploration expenses ("EBITDAX") (as defined in the Compass Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

Based upon the results of the quarter ended March 31, 2015 and the inclusion of those results in the trailing four quarter total EBITDAX, Compass' Consolidated total indebtedness to EBITDAX ratio exceeded the maximum ratio allowed under the Compass Credit Agreement of 4.5 to 1.0. In addition, based on the semi-annual borrowing base redetermination, the borrowing base under the Compass Credit Agreement was adjusted by the lender group from $400.0 to $340.0. As a result of the non-compliance with the debt covenant as of March 31, 2015, the $327.0 debt under the Compass Credit Agreement was classified as current in the table above. As disclosed in Note 17, Subsequent Events, on May 7, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a) modification of the Company's  Consolidated Leverage Ratio whereby the Consolidated Leverage Ratio covenant is not tested for the period ending March 31, 2015 and the permitted ratio limit is increased to 5.75 to 1.0 for the periods ending June 30, 2015 and September 30, 2015, and b) an additional financial covenant added in the form of Consolidated Cash Interest Coverage Ratio,  whereby as of the periods ending June 30, 2015 and September 30, 2015 the Consolidated EBITDAX to Consolidated Interest Expense for the trailing four quarters will not be less than 3.50 to 1.0. Concurrently with such amendment, HGI Funding, a wholly-owned subsidiary of the Company, provided a guarantee of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur at the beginning of the fourth quarter of calendar 2015) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined based on the amount of the borrowing base at such time, which amount shall not exceed $80.0 (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time. As a result of these amendments to the Compass Credit Agreement, Compass returned to good standing under the covenants specified in the Compass Credit Agreement, as amended. Compass is presently current on all obligation related to the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018. See Note 17, Subsequent Events for additional information.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of March 31, 2015, Salus had $102.2 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests."
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation ("CLO") securitization of up to $578.5 notional aggregate principal amount. The CLO was funded with $331.1 of the asset-based loan receivables that Salus had initially originated, of which $193.0 was taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.25% to LIBOR plus 11.50%.

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and six months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,				Six months ended March 31,
	2015		2014		2015		2014
	Insurance Premiums	Benefits and Other Changes in Policy Reserves	Insurance Premiums	Benefits and Other Changes in Policy Reserves	Insurance Premiums	Benefits and Other Changes in Policy Reserves	Insurance Premiums	Benefits and Other Changes in Policy Reserves
Direct	$64.1	$249.9	$67.0	$256.4	$127.3	$554.1	$134.7	$552.8
Assumed	8.6	19.1	9.5	9.9	17.4	29.1	18.8	15.3
Ceded	(58.2)	(73.8)	(61.7)	(69.8)	(118.5)	(146.5)	(124.8)	(136.9)
Net	$14.5	$195.2	$14.8	$196.5	$26.2	$436.7	$28.7	$431.2

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2015 and 2014, FGL did not write off any reinsurance balances. During the three and six months ended March 31, 2015 and 2014, FGL did not commute any ceded reinsurance.
No policies issued by FGL have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

Front Street
As discussed in Note 3, Acquisitions, during the six months ended March 31, 2015, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. The fair value of the assumed liabilities upon the acquisition was $346.9. Front Street Cayman will manage the assets supporting reserves in accordance with the internal investment policy of Ability Re and applicable law.

(10) Stock Compensation
The Company recognized consolidated stock compensation expense of $25.4 and $24.0 during the three months ended March 31, 2015 and 2014, respectively, and $45.5 and $47.4 during the six months ended March 31, 2015 and 2014, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of March 31, 2015 and related activity during the six months then ended, under HRG, Fidelity & Guaranty Life Holdings, Inc. ("FGH"), and FGL’s respective incentive plans are as follows (option amounts in thousands):

	HRG			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	4,624	$8.14	$3.28	225	$46.19	242	$17.00
Granted	822	13.36	5.25	—	—	182	24.87
Exercised	(306)	6.32	2.41	(47)	43.36	(3)	17.00
Forfeited or expired	(35)	10.38	4.29	(1)	49.45	(12)	20.08
Stock options outstanding at March 31, 2015	5,105	9.08	3.65	177	46.94	409	20.35
Stock options vested and exercisable at March 31, 2015	2,462	7.93	3.16	149	46.45	221	19.52
Stock options outstanding and expected to vest	2,643	10.15	4.10	26	46.91	176	20.30
A summary of restricted stock, restricted stock units and performance restricted stock units outstanding as of March 31, 2015 and related activity during the six months then ended, under HRG, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HRG		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2014	5,438	$9.75	172	$18.18
Granted	1,885	13.36	298	23.81
Exercised / Released	(2,497)	8.76	(228)	21.64
Forfeited	(40)	11.92	(13)	20.62
Restricted stock units released as restricted stock awards	7	11.84	—	—
Nonvested restricted stock outstanding at March 31, 2015	4,793	11.67	229	21.96

	HRG		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2014	7	$11.84	827	$67.66	26	$49.55
Granted	6	13.36	529	90.43	—	—
Exercised / Released	(7)	11.84	(704)	68.28	(14)	49.45
Forfeited	—	—	(16)	84.13	—	—
Restricted stock units outstanding at March 31, 2015	6	13.36	636	85.50	12	49.68

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2014	578	$17.37
Granted, including 8 additional units based on 2014 financial performance	40	20.36
Vested	(45)	17.00
Forfeited	(72)	17.00
Nonvested performance restricted stock units outstanding at March 31, 2015	501	17.69
A summary of warrants outstanding as of March 31, 2015 and related activity during the six months then ended, under HRG's incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2014	3,000	$13.13	$3.22
Warrants outstanding at March 31, 2015	3,000	13.13	3.22
Warrants vested and exercisable at March 31, 2015	1,200	13.13	3.22
Warrants outstanding and expected to vest	1,800	13.13	3.22
HRG
During the six months ended March 31, 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 822 thousand, 1,885 thousand and 6 thousand shares, respectively. HRG granted no stock option, restricted stock units or restricted stock awards during the three months ended March 31, 2015. All of these grants are time based, and vest either immediately, or over a period of up to three years. The total fair value of the stock grants during the six months ended March 31, 2015 on their respective grant dates was approximately $29.6. During the six months ended March 31, 2015 stock option awards and restricted stock awards with a total fair value of $26.2 vested. The total intrinsic value of share options exercised during the six months ended March 31, 2015 was $2.2, for which HRG received cash of $1.9 in settlement.
During the six months ended March 31, 2014, HRG granted stock option awards and restricted stock awards representing approximately 1,326 thousand and 3,302 thousand, respectively. HRG granted no stock option or restricted stock awards during the three months ended March 31, 2014. All of these grants are time based, and vest either immediately, or over a periods of 1 year to 3 years. The total fair value of the stock grants during the six months ended March 31, 2014 on their respective grant dates was approximately $46.1. During the six months ended March 31, 2014 stock option awards and restricted stock awards with a total fair value of $14.3 vested. The total intrinsic value of share options exercised during the six months ended March 31, 2014 was $3.6, for which HRG received cash of $2.5 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2015, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2016, and to vest, either immediately, or between 1 year and 3 years from the grant date.
As of March 31, 2015, there was approximately $28.6 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.66 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HRG’s common stock on the grant date. The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model.
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

	2015	2014
Risk-free interest rate	1.58% to 1.87%	1.46% to 1.75%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 6.5 years	5.3 to 6.0 years
Volatility	38.0% to 39.0%	41.2%

The weighted-average remaining contractual term of outstanding stock option awards and warrants at March 31, 2015 was 8.03 years.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 296 thousand and 529 thousand shares during the three and six months ended March 31, 2015. The 529 thousand restricted stock units granted during the six months ended March 31, 2015 include 133 thousand restricted stock units that vested immediately and 132 thousand time-based restricted stock units that vest over a period ranging from one to three years. The remaining 264 thousand restricted stock units are performance and time-based and vest over a period ranging from one to two years. The total market value of the restricted stock units on the dates of the grants was approximately $47.8. The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 31, 2015 was $48.6.
Spectrum Brands granted restricted stock units representing approximately 22 thousand and 436 thousand shares during the three and six months ended March 31, 2014. Of these grants, 90 thousand restricted stock units vested immediately and 53 thousand restricted stock units are time-based and vest over a period of one year. The remaining 293 thousand restricted stock units are performance and time-based and vest over a period of two years. The total market value of the restricted shares on the date of the grant was approximately $30.1.
The fair value of restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.
FGL
During the six months ended March 31, 2015, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 182 thousand, 298 thousand and 40 thousand shares (including 8 additional units based on 2014 financial performance), respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during six months ended March 31, 2015 on their respective grant dates was approximately $8.8.
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
On March 31, 2015, FGL entered into an agreement with its former Chief Executive Officer in connection with his resignation pursuant to which the vesting for certain FGL and FGLH equity awards to the former Chief Executive Officer were accelerated. The former Chief Executive Officer forfeited two-thirds of the performance restricted stock units granted in fiscal year 2014, and all other previously awarded equity grants became vested as of March 31, 2015. The exercise date of the outstanding stock options was extended to December 31, 2015. No other terms of the equity awards were modified. FGL recognized total incremental compensation expense of $1.6 as a result of these modifications.
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model for the former Chief Executive Officer's modified stock options and based on the value of FGL's common stock:

2015
Weighted average fair value per option granted	$2.53
Risk-free interest rate	0.2%
Assumed dividend yield	1.18%
Expected option term	0.75 years
Volatility	25%
Expected volatility is based on the historical volatility of FGL’s stock price for awards granted in 2015.
On March 18, 2015, the expected requisite service periods for executives that received certain FGL restricted shares granted on November 19, 2014 and February 11, 2015 were completed resulting in expense acceleration under the terms of the original awards due to their termination other than for cause from FGL's Board and all related committee positions of the two grantees. FGL recognized additional compensation expense of $3.1 related to the equity compensation expense acceleration related to completion of the executives' requisite service periods.
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of March 31, 2015 totaled $13.5 and will be recognized over a weighted-average period of 1.7 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of FGL's common stock on the grant date. The fair value of stock options awarded by FGL during the six months ended March 31, 2015 and March 31, 2014 is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2015	2014
Weighted average fair value per option granted	$5.02	$3.76
Risk-free interest rate	1.4%	1.4%
Assumed dividend yield	1.2%	1.5%
Expected option term	4.5 years	4.5 years
Volatility	25%	25%

(11) Income Taxes
For the three and six months ended March 31, 2015, the Company's effective tax rates of 1.7% and (3.9)%, respectively, were less than the expected U.S. statutory tax rate of 35% and impacted by pretax losses including significant impairment and bad debt expense in our Insurance, Energy and Asset Management segments in the United States and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The six months ended March 31, 2015 included recognition of a nonrecurring net income tax benefit of $12.3 attributable to tax impact related to the impairment of certain FOH indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded.
For the three and six months ended March 31, 2014, the Company's effective tax rates of 19.2% and (77.2)%, respectively, were negatively impacted by the following: (i) increased profitability of FGL’s life insurance business which files its own consolidated Federal income tax return; (ii) pretax losses in the United States and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; (iii) book expense for the increase in the fair value of the equity conversion feature of the Company's preferred stock, for which no tax benefit is available; and (iv) tax amortization of certain indefinite lived intangibles.
The majority of U.S. net operating losses ("NOL"), capital losses and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to valuation allowances, as the Company concluded all or a portion of the related tax benefits are not more likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code ("IRC") Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net loss attributable to common and participating preferred stockholders	$(228.3)	$(87.6)	$(338.1)	$(126.6)
Participating shares at end of period:
Common shares outstanding	196,672	142,801	196,672	142,801
Preferred shares (as-converted basis)	—	59,134	—	59,134
Total	196,672	201,935	196,672	201,935
Percentage of loss allocated to:
Common shares	100.0%	100.0%	100.0%	100.0%
Preferred shares (a)	—%	—%	—%	—%
Net loss attributable to common shares - basic and diluted	$(228.3)	$(87.6)	$(338.1)	$(126.6)
Weighted-average common shares outstanding - basic and diluted	196,860	139,889	197,583	139,529
Net loss per common share attributable to controlling interest:
Basic	$(1.16)	$(0.63)	$(1.71)	$(0.91)
Diluted	$(1.16)	$(0.63)	$(1.71)	$(0.91)

(a)	Losses are not allocated to the convertible participating preferred shares for the period that these shares were outstanding, since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.
For the three and six months ended March 31, 2015, there were 3.1 million and 2.9 million, respectively weighted-average shares of the unvested restricted stock and stock units; 1.3 million and 1.4 million, respectively weighted-

average shares of stock options; and 3.0 million weighted-average shares of the warrants that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units and stock options would have been anti-dilutive for the three and six months ended March 31, 2015.
For the three and six months ended March 31, 2014, there were 59.1 million shares issuable upon the conversion of the Series A Participating Convertible Preferred Stock ("Series A Preferred Shares") and all of HRG's issued and outstanding Series A-2 Participating Convertible Preferred Stock ("Series A-2 Preferred Shares", together with the Series A Preferred Shares, the "Preferred Stock"); 3.4 million and 2.4 million, respectively weighted-average shares of the unvested restricted stock and stock units; and 1.4 million and 1.3 million; respectively, weighted-average shares of stock options that were excluded from the calculation of "diluted net loss per common share attributable to controlling interest" because the as-converted effect of the Preferred Stock, unvested restricted stock and stock units and stock options would have been anti-dilutive for the three and six months ended March 31, 2014. The Preferred Stock had a weighted average conversion price of $6.62 per share.

(13) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $22.4 at March 31, 2015. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
Legal and Environmental Matters
HRG
HRG is a nominal defendant, and the members of its Board are named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System in the Delaware Court of Chancery.  Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HRG, are also named as defendants in the complaint. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. The complaint seeks, among other things, an unspecified award of compensatory damages and costs and disbursements. While the Company believes the allegations are without merit, it may determine to settle this matter if it believes a settlement is advantageous.
HRG is a nominal defendant, and the members of its Board are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. HCP is also named as a defendant. The plaintiff alleges that HRG's acquisition of HCP shares of Spectrum Brands in exchange for shares of common stock of HRG from HRG was financially unfair to HRG and its public stockholders and seeks unspecified damages and the rescission of the transaction. While the Company believes the allegations are without merit, it may determine to settle this matter if it believes a settlement is advantageous.
The Company has prevailed in its lawsuit before the U.S. District Court for the Southern District of New York, in which FGL sued OM Group (UK) Limited (“OMGUK”) for a $50.0 purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries on April 6, 2011. In a decision issued on March 18, 2015, following a trial in October 2014, the court held that FGL is entitled to the full $50.0 purchase price adjustment because the Maryland Insurance Administration did not approve a certain contemplated reinsurance transaction notwithstanding FGL’s best efforts to seek approval in good faith. The court awarded FGL both pre- and post-judgment interest on the $50.0 purchase price adjustment and attorneys’ fees.  As reported previously, on May 27, 2014, the court granted OMGUK’s motion for summary judgment as to a counterclaim related to the financing of reserves referred to as "CARVM." On March 18, 2015, the court determined damages for CARVM are $5.9 and awarded pre- and post-judgment interest and attorneys’ fees as to the counterclaim to OMGUK. The Company anticipates the court entering a final judgment with respect to both the purchase price adjustment and CARVM claims shortly, which may be appealed. The Company owns all of the rights, title, interest, liabilities and obligations under this litigation against OMGUK.
HRG and its subsidiaries are also involved in other litigation and claims related to their current and prior businesses. These include claims and litigations involving HRG's and its subsidiaries current business practices and transactions and certain workers compensation, environmental matters, cases in state courts and in a Federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels alleged to have been formerly owned or operated by HRG's offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to it, and given its reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2015, FGL has accrued $3.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.0.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File ("Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits. FGL established a contingency of $1.7 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $1.6 has been paid through March 31, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
On January 2, 2015, the Court entered the Final Judgment, certifying the class for settlement purposes, and approving the class settlement. The implementation shall commence on or about August 10, 2015. The parties will advise the Court when the settlement is complete.

At March 31, 2015, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2 and established a liability for the unpaid portion of the estimate of $3.4. FGL has incurred and paid $3.8 related to legal fees and other costs and $2.0 related to settlement costs as of March 31, 2015. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL is seeking indemnification from OMGUK under the F&G Stock Purchase Agreement between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. FGL has established an amount recoverable from OMGUK for the amount of $4.5, the collection of which FGL believes is probable. The actual amount recovered from OMGUK could be greater or less than FGL’s estimate, but FGL anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net on the accompanying Condensed Consolidated Statements of Operations in the caption "Benefits and other changes in policy reserves."
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. (“Ludwick”). The complaint asserts claims of violation of the Racketeer Influenced and Corrupt Organizations
Act ("RICO") and injunctive and declaratory relief. The complaint seeks unspecified compensatory damages in an amount not presently determinable, treble damages, and injunctive relief, among other forms of relief. As of March 31, 2015, the Company did not have sufficient information to determine that the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $0.9, which was accrued during the three months ended March 31, 2015. The Company believes it has meritorious defenses and intends to vigorously defend the litigation.
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

Salus
On March 17, 2015, Salus, in its capacity as agent for certain secured lenders of RadioShack under a $250.0 term loan, filed an adversary complaint in the RadioShack bankruptcy cases pending in the United States Bankruptcy Court for the District of Delaware against certain other secured asset-based lenders (including Standard General L.P., its affiliates and certain hedge fund lenders) of RadioShack (the "ABL Lenders") under a $585.0 term and revolving loan facility. The adversary complaint seeks (i) a determination that the liens securing the term loan provided by Salus to RadioShack have priority over the ABL Lenders' liens with respect to the termed out portion of the ABL Lenders’ loans to RadioShack and (ii) disgorgement of payments received from RadioShack by the ABL Lenders in connection with the termed out loans. The ABL Lenders have moved to dismiss the adversary complaint, which motion remains pending.
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
See Note 17, Subsequent Events for details of the limited unconditional and irrevocable guarantee for the full and prompt payment when due of present and future payment obligations under the Compass Credit Agreement that was provided by HGI Funding by pledging certain of its assets as a collateral.
Unfunded Asset Based Lending Commitments
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At March 31, 2015, the notional amount of unfunded, legally binding lending commitments was approximately $153.2, of which $60.6 expires in one year or less, and the remainder expires between one and five years.

(14) Related Party Transactions
In November 2012, the Company had entered a reciprocal services agreement (the “Services Agreement”) with HCP, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. On December 1, 2014, in accordance with the Services Agreement, the Company gave HCP ninety days advance written notice of the termination of the Services Agreement effective as of March 1, 2015. While the Company has recognized $0.6 and $2.6 expenses for the three and six months ended March 31, 2015, respectively, and $1.5 and $2.9 of expenses for the three and six months ended March 31, 2014, respectively, which is subject to final determination of expenses.
In connection with Mr. Falcone’s resignation, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which Mr. Falcone was paid $20.5 as a one-time payment, $16.5, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3, which constituted a pro-rata bonus for fiscal year 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Falcone Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s resignation, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving the Company, (ii) seek representation or control of the Board or affairs of the Company, (iii) purchase or acquire additional securities of the Company, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing.
On March 18, 2014, HRG entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 in cash. Pursuant to the Letter Agreement, Leucadia have designated two directors to HRG's board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HRG's board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HRG that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HRG’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HRG to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HRG’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HRG’s board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HRG entered into a Registration Rights Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer.
The Company, through FGL invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC ("Fortress"), which has acquired interests greater than 10% ownership in HRG as of March 31, 2015.
The Company’s consolidated related party investments as of March 31, 2015 and September 30, 2014 are summarized as follows:

		March 31, 2015			September 30, 2014
Issuer	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress	Fixed maturities	$202.8	$2.2	$205.0	$194.9	$1.9	$196.8
The Company's related net investment income for the three and six months ended March 31, 2015 is summarized as follows:

		March 31, 2015
Issuer	Investment Income Classification	Three months ended	Six months ended
Fortress	Net investment income	$1.9	$3.9

(15) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii)Energy and (iv) Asset Management.
The following schedules present the Company’s segment information for the three and six months ended March 31, 2015 and 2014.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Revenues:
Consumer Products	$1,067.0	$1,021.7	$2,134.8	$2,122.3
Insurance	161.0	274.1	471.8	647.2
Energy	26.0	39.2	60.3	74.7
Asset Management	5.1	9.8	13.1	14.3
Intersegment elimination (a)	92.9	(3.6)	89.4	(7.3)
Consolidated segment revenues	1,352.0	1,341.2	2,769.4	2,851.2
Corporate and Other	19.5	—	40.5	—
Total revenues	$1,371.5	$1,341.2	$2,809.9	$2,851.2

Operating (loss) income:
Consumer Products	$88.4	$92.5	$204.0	$217.6
Insurance	(62.4)	26.3	(37.2)	111.6
Energy	(161.3)	(71.8)	(356.3)	(65.8)
Asset Management	(67.4)	4.0	(68.5)	0.1
Intersegment elimination (a)	53.3	(4.0)	49.3	(7.7)
Total segment operating (loss) income	(149.4)	47.0	(208.7)	255.8
Corporate and Other and eliminations	(24.6)	(30.8)	(148.3)	(60.3)
Consolidated operating (loss) income	(174.0)	16.2	(357.0)	195.5
Interest expense	(85.5)	(77.2)	(166.1)	(161.2)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(3.5)	—	(50.7)
Gain on contingent purchase price reduction	5.5	—	5.5	0.5
Other income (expense), net	12.5	(4.6)	186.5	(16.5)
Loss from continuing operations before income taxes	$(241.5)	$(69.1)	$(331.1)	$(32.4)
(a) The Intersegment eliminations represent the reversal and reclassification of impairments recorded in our Insurance Segment, as well as normal intercompany transactions for the period. The Insurance segment eliminations include the reversal of intercompany asset impairments of $42.4, a reclassification of $40.0 of impairments resulting from the RadioShack bankruptcy from Net investment losses to Bad debt expense and the reversal of impairments of $24.8 already reflected in the Asset Management segment.

	Six months ended March 31,
Net change in cash due to operating activities	2015	2014
Consumer Products	$(180.3)	$(156.7)
Insurance	60.6	123.6
Energy	7.1	25.0
Asset Management	(12.4)	5.2
Net change in cash due to segment operating activities	(125.0)	(2.9)
Net change in cash due to corporate and other operating activities, including intersegment eliminations	(149.4)	(79.0)
Consolidated change in cash due to operating activities	$(274.4)	$(81.9)

(16) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at March 31, 2015 and September 30, 2014, and consolidating statements of operations information for the six months ended March 31, 2015 and 2014. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of FOH for the six months ended March 31, 2015. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

March 31, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$19,500.0	$—	$457.7	$69.3	$(274.4)	$19,752.6
Investments in subsidiaries and affiliates	—	(38.9)	—	—	2,139.6	(2,100.7)	—
Affiliated loans and receivables	—	120.1	—	19.5	0.1	(139.7)	—
Cash and cash equivalents	87.8	876.2	12.1	119.1	184.4	—	1,279.6
Receivables, net	586.1	1.6	31.5	0.7	50.1	—	670.0
Inventories, net	814.0	—	—	—	5.0	—	819.0
Accrued investment income	—	179.5	—	2.3	—	(0.6)	181.2
Reinsurance recoverable	—	2,402.7	—	—	—	—	2,402.7
Deferred tax assets	40.1	132.4	—	0.1	1.1	(0.1)	173.6
Properties, including oil and natural gas properties, net	461.7	11.9	466.8	1.4	2.1	—	943.9
Goodwill	1,516.1	—	—	10.7	16.2	—	1,543.0
Intangibles, including DAC and VOBA, net	2,108.6	648.8	—	—	9.9	—	2,767.3
Other assets	147.6	729.5	2.8	8.6	33.6	—	922.1
Total assets	$5,762.0	$24,563.8	$513.2	$620.1	$2,511.4	$(2,515.5)	$31,455.0

Liabilities and Equity:
Insurance reserves	$—	$21,683.8	$—	$—	$—	$—	$21,683.8
Debt	3,376.0	300.0	327.0	294.2	1,326.5	—	5,623.7
Accounts payable and other current liabilities	711.6	50.7	30.2	6.2	72.0	0.6	871.3
Employee benefit obligations	71.8	—	—	—	4.1	—	75.9
Deferred tax liabilities	507.8	—	—	—	5.4	11.2	524.4
Other liabilities	21.2	733.3	38.1	17.1	2.1	—	811.8
Affiliated debt and payables	—	0.7	102.3	306.3	32.4	(441.7)	—
Total liabilities	4,688.4	22,768.5	497.6	623.8	1,442.5	(429.9)	29,590.9
Total stockholders’ equity	602.5	1,465.5	15.4	2.2	1,068.9	(2,085.6)	1,068.9
Noncontrolling interests	471.1	329.8	0.2	(5.9)	—	—	795.2
Total permanent equity	1,073.6	1,795.3	15.6	(3.7)	1,068.9	(2,085.6)	1,864.1
Total liabilities and equity	$5,762.0	$24,563.8	$513.2	$620.1	$2,511.4	$(2,515.5)	$31,455.0

September 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$18,820.7	$—	$584.6	$93.7	$(246.5)	$19,252.5
Investment in subsidiaries and affiliates	—	68.2	—	—	2,237.9	(2,306.1)	—
Affiliated loans and receivables	—	157.2	—	28.5	—	(185.7)	—
Cash and cash equivalents	194.6	633.8	14.2	53.5	423.1	—	1,319.2
Receivables, net	515.3	2.1	23.7	0.9	43.1	—	585.1
Inventories, net	624.5	—	—	—	10.7	—	635.2
Accrued investment income	—	181.8	—	3.7	—	(0.6)	184.9
Reinsurance recoverable	—	2,397.6	—	—	—	—	2,397.6
Deferred tax assets	46.7	139.0	—	—	1.1	(0.1)	186.7
Properties, including oil and natural gas properties, net	428.9	11.4	464.4	1.4	2.5	—	908.6
Goodwill	1,469.6	—	—	10.7	44.5	—	1,524.8
Intangibles, including DAC and VOBA, net	2,091.5	550.4	—	—	41.8	—	2,683.7
Other assets	141.9	233.6	2.5	9.2	34.7	—	421.9
Total assets	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

Liabilities and Equity:
Insurance reserves	$—	$20,215.1	$—	$—	$—	$—	$20,215.1
Debt	2,990.9	300.0	243.2	298.7	1,325.0	—	5,157.8
Accounts payable and other current liabilities	816.2	71.9	31.3	8.5	104.6	0.5	1,033.0
Employee benefit obligations	81.9	—	—	—	4.3	—	86.2
Deferred tax liabilities	516.0	—	—	—	17.2	0.1	533.3
Other liabilities	21.2	748.9	27.3	19.3	1.1	—	817.8
Affiliated debt and payables	—	7.8	102.3	286.5	34.8	(431.4)	—
Total liabilities	4,426.2	21,343.7	404.1	613.0	1,487.0	(430.8)	27,843.2
Temporary equity	—	—	—	—	—	—	—
Total stockholders’ equity	612.4	1,526.9	100.7	68.2	1,441.6	(2,308.2)	1,441.6
Noncontrolling interests	474.4	325.2	—	11.3	4.5	—	815.4
Total permanent equity	1,086.8	1,852.1	100.7	79.5	1,446.1	(2,308.2)	2,257.0
Total liabilities and equity	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Six months ended March 31, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$2,134.8	$—	$—	$—	$40.5	$—	$2,175.3
Oil and natural gas	—	—	60.3	—	—	—	60.3
Insurance premiums	—	26.2	—	—	—	—	26.2
Net investment income	—	451.5	—	13.1	—	(8.8)	455.8
Net investment (losses) gains	—	(50.1)	—	—	—	98.2	48.1
Insurance and investment product fees and other	—	44.2	—	—	—	—	44.2
Total revenues	2,134.8	471.8	60.3	13.1	40.5	89.4	2,809.9
Operating costs and expenses:
Cost of consumer products and other goods sold	1,389.9	—	—	—	29.1	—	1,419.0
Oil and natural gas direct operating costs	—	—	43.8	—	—	—	43.8
Benefits and other changes in policy reserves	—	436.7	—	—	—	—	436.7
Selling, acquisition, operating and general expenses	499.2	64.0	36.2	19.0	99.5	—	717.9
Impairments and bad debt expense	—	—	336.6	62.6	60.2	40.1	499.5
Amortization of intangibles	41.7	8.3	—	—	—	—	50.0
Total operating costs and expenses	1,930.8	509.0	416.6	81.6	188.8	40.1	3,166.9
Operating (loss) income	204.0	(37.2)	(356.3)	(68.5)	(148.3)	49.3	(357.0)
Equity in net losses of subsidiaries	—	(66.8)	—	—	(201.7)	268.5	—
Interest expense	(93.6)	(11.8)	(4.4)	—	(56.3)	—	(166.1)
Affiliated interest expense	—	—	(4.5)	(14.0)	(2.6)	21.1	—
Gain on contingent purchase price reduction	—	—	—	—	5.5	—	5.5
Other income (expense), net	(3.9)	—	165.2	(1.5)	31.0	(4.3)	186.5
Loss from continuing operations before income taxes	106.5	(115.8)	(200.0)	(84.0)	(372.4)	334.6	(331.1)
Income tax (benefit) expense	28.6	(11.8)	—	—	(13.3)	9.3	12.8
Net (income) loss	77.9	(104.0)	(200.0)	(84.0)	(359.1)	325.3	(343.9)
Less: Net income (loss) attributable to noncontrolling interest	32.4	0.5	(0.5)	(17.2)	(21.0)	—	(5.8)
Net income (loss) attributable to controlling interest	$45.5	$(104.5)	$(199.5)	$(66.8)	$(338.1)	$325.3	$(338.1)

Six months ended March 31, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$2,122.3	$—	$—	$—	$—	$—	$2,122.3
Oil and natural gas	—	—	74.7	—	—	—	74.7
Insurance premiums	—	28.7	—	—	—	—	28.7
Net investment income	—	400.6	—	14.3	—	(7.3)	407.6
Net investment (losses) gains	—	182.8	—	—	—	—	182.8
Insurance and investment product fees and other	—	35.1	—	—	—	—	35.1
Total revenues	2,122.3	647.2	74.7	14.3	—	(7.3)	2,851.2
Operating costs and expenses:
Cost of consumer products and other goods sold	1,381.5	—	—	—	—	—	1,381.5
Oil and natural gas operating costs	—	—	33.2	—	—	—	33.2
Benefits and other changes in policy reserves	—	431.2	—	—	—	—	431.2
Selling, acquisition, operating and general expenses	482.5	64.4	26.3	12.7	60.3	—	646.2
Impairments and bad debt expense	—	(0.1)	81.0	1.5	—	0.4	82.8
Amortization of intangibles	40.7	40.1	—	—	—	—	80.8
Total operating costs and expenses	1,904.7	535.6	140.5	14.2	60.3	0.4	2,655.7
Operating (loss) income	217.6	111.6	(65.8)	0.1	(60.3)	(7.7)	195.5
Equity in net (loss) income of subsidiaries	—	(3.8)	—	—	48.2	(44.4)	—
Interest expense	(104.4)	(11.3)	(4.1)	—	(41.4)	—	(161.2)
Affiliated interest expense	—	0.2	(4.5)	(3.0)	—	7.3	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(50.7)	—	(50.7)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other income (expense), net	(1.6)	—	(10.2)	(1.3)	1.4	(4.8)	(16.5)
Loss from continuing operations before income taxes	111.6	96.7	(84.6)	(4.2)	(102.3)	(49.6)	(32.4)
Income tax (benefit) expense	23.3	0.4	—	(0.1)	—	1.4	25.0
Net loss	88.3	96.3	(84.6)	(4.1)	(102.3)	(51.0)	(57.4)
Less: Net income attributable to noncontrolling interest	36.6	8.6	—	(0.3)	—	—	44.9
Net loss attributable to controlling interest	51.7	87.7	(84.6)	(3.8)	(102.3)	(51.0)	(102.3)
Less: Preferred stock dividends and accretion	—	—	—	—	24.3	—	24.3
Net loss attributable to common and participating preferred stockholders	$51.7	$87.7	$(84.6)	$(3.8)	$(126.6)	$(51.0)	$(126.6)

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
On April 6, 2015, the Company, announced that it is exploring strategic alternatives for FGL. Following such announcement, FGL began a strategic review process for the Company. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction, if pursued, will be consummated. The exploration of strategic alternatives may be terminated at any time and without notice. Neither the Company, nor any of its affiliates intend to disclose developments with respect to this process unless and until a definitive specific transaction or final course of action has been approved or determined.
On April 14, 2015, the Company issued $100.0 aggregate principal amount of 7.875% secured notes due 2019 at 104.5% of par plus accrued interest from January 15, 2015 under the Company's existing indenture governing its 7.875% Senior Secured Notes due 2019. One of the participating underwriters, Jefferies LLC ("Jefferies"), is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of common stock.
On April 19, 2015, FOHG Holdings, LLC and its subsidiaries (together, “FOHG”) commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. At March 31, 2015, three of the Company’s consolidated subsidiaries were lenders to FOHG with a total balance of $59.6, which loans were fully eliminated upon consolidation. As a result of FOHG's Chapter 11 cases, the Company will deconsolidate FOHG from the Consolidated Financial Statements in the third fiscal quarter of 2015 and, as a result, such loans will no longer be eliminated in consolidation. The amounts that the Company’s subsidiaries are able to recover will be dependent upon on the outcome of the Chapter 11 cases. The Chapter 11 cases remain pending and the Company is in the process of evaluating the financial statement impact of the deconsolidation and potential impairments of the loans held by the Company’s consolidated subsidiaries.
As discussed in Note 8, Debt, as a result of the recent decline in commodity prices, Compass' consolidated funded indebtedness to consolidated EBITDAX exceeded the maximum ratio allowed under the Compass Credit Agreement. On May 7, 2015, Compass entered into an amendment to the Compass Credit Agreement and concurrently with such amendment HGI Funding, a wholly-owned subsidiary of the Company, entered into an agreement pursuant to which it provided a limited unconditional and irrevocable guarantee for the full and prompt payment when due of certain present and future payment obligations under the Compass Credit Agreement, which obligations are secured by a pledge of certain of HGI Funding's assets as collateral. Pursuant to this agreement, HGI Funding has agreed to provide debt or equity contributions to Compass following the October 2015 redetermination in an aggregate amount not to exceed the amount of any borrowing base deficiency that may exist at such time. HGI Funding’s aggregate obligations in connection with such guaranty and such contributions shall not exceed $80.0 (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time (the “Secured Amount”). The Secured Amount is secured by a pledge of assets chosen by HGI Funding that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 33.3% of fair market value (measured as the 20 day volume weighted average price of such marketable securities). At May 7, 2015, HGI Funding had pledged marketable securities valued at $240.0 under this guarantee. The expiration date of the guarantee occurs upon the closing of the Compass' next scheduled borrowing base redetermination in October 2015. As a result of these amendments to the Compass Credit Agreement Compass returned to good standing under the covenants specified in the Compass Credit Agreement. Compass is presently current on all obligations related to the Compass Credit Agreement. No losses have been experienced by HGI Funding under this guarantee. As a result of the proposed reduction to the Company's borrowing base, Compass' availability of funds was reduced to approximately $12.0 (inclusive of reduction for outstanding letters of credit). Based upon Compass’ current forecast there are no requirements for draws under the credit facility and Compass believes that the adjusted availability is adequate for executing the business plan for the fiscal year end.

On April 28, 2015, Spectrum Brands entered into an Agreement and Plan of Merger (the “AAG Merger Agreement”) with Armored AutoGroup Parent Inc. (“AAG”), Ignite Merger Sub, Inc., a direct wholly owned subsidiary of Spectrum Brands, and Avista Capital Partners II GP, LLC, as representative for the shareholders and option holders of AAG. Under the AAG Merger Agreement, Spectrum Brands will acquire AAG for a purchase price of approximately $1,400.0 (subject to customary adjustments for cash, debt, net working capital and transaction-related expenses described in the AAG Merger Agreement), which will be paid entirely in cash (the “AAG Acquisition”). The obligations of the parties to complete the AAG Acquisition are subject to various customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and, in the case of the Spectrum Brands’ obligation to complete the acquisition, the accuracy of AAG’s representations and warranties (subject to certain qualifications), material compliance by AAG with certain pre-closing covenants and no material adverse change in AAG since the date of the AAG Merger Agreement. The AAG Merger Agreement may be terminated by mutual consent of AAG and Spectrum Brands and under certain other circumstances, including by AAG or Spectrum Brands if the closing of the acquisition has not occurred by June 30, 2015. The acquisition is expected to close in the third quarter of the Company's fiscal 2015 year. The Company will account for this acquisition in accordance with ASC 805.
Spectrum Brands expects to finance the $1,400.0 cash purchase price of the acquisition and the related fees and expenses through a combination of new debt and approximately $500.0 of Spectrum Brands common stock. As part of the AAG Acquisition, Spectrum Brands received financing commitments from Credit Suisse, Deutsche Bank and Jefferies, pursuant to which, and subject to certain conditions, the financial institutions committed to provide to Spectrum Brands “back stop” bridge facilities in an aggregate amount of $1,500.0. Jefferies, one of the financial institutions committed to provide financing to Spectrum Brands, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company's outstanding shares of common stock. HRG's Board of Directors has approved the Company's participation in the Spectrum Brands common stock issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HRG Group, Inc. (formerly Harbinger Group Inc., "HRG," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 21, 2014 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and six months ended March 31, 2015 as the "Fiscal 2015 Quarter" and the "Fiscal 2015 Six Months", respectively, and the three and six months ended March 31, 2014 as the "Fiscal 2014 Quarter" and the "Fiscal 2014 Six Months," respectively.
HRG Overview
We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management (Salus Capital Partners, LLC, (“Salus”), Energy & Infrastructure Capital (“EIC”) and CorAmerica Capital, LLC ("CorAmerica")), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an investment in Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, "Compass", through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which includes FGL and Front Street; (iii) Energy, which includes Compass; and (iv) Asset Management, which includes Salus, EIC and CorAmerica.
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
Through Front Street and its Bermuda and Cayman-based life and annuity reinsurers, we seek to add value for cedants through a combination of experienced leadership and customized solutions. By partnering with cedants that have quantifiable risk profiles, Front Street intends to implement a barbell asset management strategy that seeks to enhance investment yield as well as reduce risk and volatility.
Energy Segment
On February 14, 2013, EXCO Resources, Inc. ("EXCO") and HGI Energy formed Compass to own and operate conventional oil and natural gas properties. EXCO contributed to Compass its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. On October 31, 2014, HGI Energy acquired the approximately 25.5% remaining interests it did not already hold in Compass from EXCO. The transaction resulted in HRG owning an economic interest of 99.8% in Compass.
Compass’ primary business objective is to over time generate stable cash flows and to target projects that are expected to have a high probability of success and that can provide acceptable rates of return in the current commodity price environment. Given the inherent decline in the production potential of its existing assets base, Compass also intends to pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuant to acquisition, dispositions and issuance of debt and equity securities.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset managers, EIC and CorAmerica. During the Fiscal 2015 Quarter, Five Island Asset Management, LLC's only asset management agreement was terminated by Front Street.
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. An asset-based loan is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. As a result, asset-based financing emphasizes the monitoring of the collateral that secures the asset-based loan. Salus’ loans are funded through capital commitments from Salus' equity, funds committed by FGL and Front Street as participants and funds committed by Salus’ collateralized loan obligation ("CLO") securitization. As of March 31, 2015, Salus, along with its co-lenders FGL and Front Street, have funded loans totaling $694.0 million aggregate principal amount outstanding on a consolidated basis. As of March 31, 2015, $167.1 million of Salus’ loans were delinquent in payment. While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its lien position in the collateral securing its loans, there can be no assurance that Salus will not suffer a partial or complete loss if any of the loans become non-performing.

EIC is a debt capital investment manager specializing in direct lending to companies in the global energy and infrastructure sectors. EIC commenced operations on April 3, 2014 and intends to provide customized financing solutions by bringing together capital, domain expertise and investment experience to structure customized financing solutions. EIC intends to assist customers in various types of transactions, including project and construction financing, capital expenditures, working capital, drilling and expansion financing, acquisition financing and refinancing. The firm intends to explore opportunities in global energy and infrastructure lending while principally focusing on power and renewables, oil and gas, regulated utilities, transportation, water and telecoms, primarily in countries member to the Organisation for Economic Co-operation and Development.
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

Highlights for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months
Significant Transactions and Activity
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

•
On December 31, 2014, Spectrum Brands completed the $116.0 million acquisition, net of working capital adjustments, of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands ("European IAMS and Eukanuba"), leading premium brands for dogs and cats.

•
On January 16, 2015, Spectrum Brands completed the $148.0 million acquisition, net of working capital adjustments, of Salix Animal Health LLC ("Salix"), the world's leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.

•
On April 28, 2015, Spectrum Brands announced that it has agreed to acquire Armored AutoGroup Parent Inc, the leader in the US automotive aftermarket appearance category for $1.4 billion. Spectrum expects to finance the $1.4 billion cash purchase price of the acquisition through a combination of new debt and approximately$500.0 million of Spectrum Brands common stock. HRG's Board of Directors has approved HRG's participation in the Spectrum Brands common stock issuance. The relevant transactions are expected to occur before the close of the fiscal quarter ending June 30, 2015.

Insurance segment

•
In November 2014, Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of HRG, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for $19.2 million.

•
On April 6, 2015, HRG announced that we are exploring strategic alternatives for FGL. Following such announcement, FGL began a strategic review process for the company. No assurance can be provided that the exploration of strategic alternatives will result in a transaction or that any transaction, if pursued, will be consummated. The exploration of strategic alternatives may be terminated at any time and without notice. Neither the Company, nor any of its affiliates intend to disclose developments with respect to this process unless and until a definitive specific transaction or final course of action has been approved or determined.

Asset Management segment

•
Salus originated $2.0 million of new asset-backed loan commitments in the Fiscal 2015 Quarter. Salus, together with its affiliated co-lenders FGL and Front Street, had $660.2 million of loans outstanding as of March 31, 2015, net of allowance for credit losses of $33.8 million.

•
During the Fiscal 2015 Quarter, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. ("RadioShack") approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 million term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $150.0 million giving effect to a non-qualifying participation of $100.0 million held by a third party. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales, only some of which have been completed to date, and ongoing litigation. At March 31, 2015, the expected recovery on the RadioShack loan, excluding any additional proceeds from ongoing litigation resulted in an impairment of $105.0 million recognized across our Insurance segment ($40.0 million, after eliminations) and Asset Management segment ($65.0 million) for the Fiscal 2015 Quarter.

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

•
During the Fiscal 2015 Six Months our Energy segment recorded impairments to its oil and natural gas properties of $336.6 million based on the ceiling test limitation under full cost method of accounting. The impairments were primarily due to the decline in oil and natural gas prices as well as the increased full cost pool that resulted from the remeasurement of our initial basis in Compass and the acquisition of EXCO's interest on October 31, 2014.

Corporate and Other segment

•
On November 25, 2014, the Company announced that Philip Falcone, HRG's Chief Executive Officer and Chairman of the board of directors (“the Board”) had, effective December 1, 2014, resigned from his positions with the Company. In connection with his resignation, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement pursuant to which Mr. Falcone was paid $20.5 million as a one-time payment, $16.5 million, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 million, which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014, based on anticipated results.

•
During the Fiscal 2015 Six Months, we changed our view of the strategic direction of Frederick's of Hollywood ("FOH") following the resignation of the Company's former Chief Executive Officer ("CEO") during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and the intangible assets. On April 19, 2015, subsequent to the fiscal quarter end, FOH commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware.

•	On March 6, 2015, HRG appointed Omar Asali, our then President, to the additional position of CEO.

•	On April 14, 2015, subsequent to the fiscal quarter end, HRG issued $100.0 million aggregate principal amount of 7.875% secured notes due 2019.
Key financial highlights

•
Basic and diluted net loss attributable to common and participating preferred stockholders increased to $1.16 per basic and diluted common share attributable to controlling interest in the Fiscal 2015 Quarter, compared to basic and diluted net loss attributable to common and participating preferred stockholders of $0.63 per basic and diluted common share attributable to controlling interest in the Fiscal 2014 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $252.6 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2015 Quarter decreased $4.1 million, or 4.4%, to $88.4 million from $92.5 million for the Fiscal 2014 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA- Consumer Products") increased by $2.6 million, or 1.7%, to $159.1 million versus the Fiscal 2014 Quarter primarily due to increased sales as a result of acquisitions offset in part by the effect of exchange rates. Adjusted EBITDA margin represented 14.9% of sales as compared to 15.3% in the Fiscal 2014 Quarter.

•
Our Insurance segment had an operating loss of $62.4 million for the Fiscal 2015 Quarter compared to an operating income of $26.3 million for the Fiscal 2014 Quarter. The $88.7 million decline in operating profit was primarily due to the impairment on the RadioShack loan and related intercompany investments in preferred equity interest in Salus as a result of the RadioShack bankruptcy discussed above, partially offset by an increase in net investment income. Our Insurance segment’s adjusted net income (“Insurance AOI”) decreased by $34.4 million, or 66.9%, to $17.0 million versus $51.4 million for the Fiscal 2014 Quarter primarily due to a $35.0 million benefit from a tax planning strategy, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position during the Fiscal 2014 Quarter.

•
Our Energy segment’s operating loss for the Fiscal 2015 Quarter was $161.3 million, an increase of $89.5 million from the Fiscal 2014 Quarter, primarily driven by the impairments of $146.6 million recorded in the Fiscal 2015 Quarter and lower oil and gas prices. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA- Energy") for the Fiscal 2015 Quarter was $5.5

million, a decrease of $10.9 million from the Fiscal 2014 Quarter. The decrease was primarily attributable to the decrease in average sales prices during the Fiscal 2015 Quarter.

•
Our Asset Management segment recorded an operating loss of $67.4 million for the Fiscal 2015 Quarter compared to an operating income of $4.0 million for the Fiscal 2014 Quarter. The decline in operating profit was mainly as a result of the impairment on the RadioShack loan discussed herein.

•
During the Fiscal 2015 Six Months, we received dividends of approximately $37.0 million from our respective subsidiaries, including $19.6 million, $6.0 million, $10.0 million and $1.4 million from our Consumer Products, Insurance, Energy and Asset Management segments, respectively, which does not give effect to the net impact from interest payments made by HRG on behalf of our Energy segment with respect to certain intercompany notes.

Results of Operations
Fiscal 2015 Quarter and Fiscal 2015 Six Months Compared to the Fiscal 2014 Quarter and Fiscal 2014 Six Months
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Revenues:
Consumer Products	$1,067.0	$1,021.7	$45.3	$2,134.8	$2,122.3	$12.5
Insurance	161.0	274.1	(113.1)	471.8	647.2	(175.4)
Energy	26.0	39.2	(13.2)	60.3	74.7	(14.4)
Asset Management	5.1	9.8	(4.7)	13.1	14.3	(1.2)
Intersegment elimination (a)	92.9	(3.6)	96.5	89.4	(7.3)	96.7
Consolidated segment revenues	1,352.0	1,341.2	10.8	2,769.4	2,851.2	(81.8)
Corporate and Other	19.5	—	19.5	40.5	—	40.5
Total revenues	$1,371.5	$1,341.2	$30.3	$2,809.9	$2,851.2	$(41.3)

Operating (loss) income:
Consumer Products	$88.4	$92.5	$(4.1)	$204.0	$217.6	$(13.6)
Insurance	(62.4)	26.3	(88.7)	(37.2)	111.6	(148.8)
Energy	(161.3)	(71.8)	(89.5)	(356.3)	(65.8)	(290.5)
Asset Management	(67.4)	4.0	(71.4)	(68.5)	0.1	(68.6)
Intersegment elimination (a)	53.3	(4.0)	57.3	49.3	(7.7)	57.0
Total segment operating (loss) income	(149.4)	47.0	(196.4)	(208.7)	255.8	(464.5)
Corporate and Other and eliminations	(24.6)	(30.8)	6.2	(148.3)	(60.3)	(88.0)
Consolidated operating (loss) income	(174.0)	16.2	(190.2)	(357.0)	195.5	(552.5)
Interest expense	(85.5)	(77.2)	(8.3)	(166.1)	(161.2)	(4.9)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(3.5)	3.5	—	(50.7)	50.7
Gain on contingent purchase price reduction	5.5	—	5.5	5.5	0.5	5.0
Other income (expense), net	12.5	(4.6)	17.1	186.5	(16.5)	203.0
Loss from continuing operations before income taxes	(241.5)	(69.1)	(172.4)	(331.1)	(32.4)	(298.7)
Income tax (benefit) expense	(4.0)	(13.3)	9.3	12.8	25.0	(12.2)
Net loss	(237.5)	(55.8)	(181.7)	(343.9)	(57.4)	(286.5)
Less: Net (loss) income attributable to noncontrolling interest	(9.2)	19.7	(28.9)	(5.8)	44.9	(50.7)
Net loss attributable to controlling interest	(228.3)	(75.5)	(152.8)	(338.1)	(102.3)	(235.8)
Less: Preferred stock dividends and accretion	—	12.1	(12.1)	—	24.3	(24.3)
Net loss attributable to common and participating preferred stockholders	$(228.3)	$(87.6)	$(140.7)	$(338.1)	$(126.6)	$(211.5)
(a) The Intersegment eliminations represent the reversal and reclassification of impairments recorded in our Insurance Segment, as well as normal intercompany transactions for the period. The Insurance segment eliminations include the reversal of intercompany assets impairments of $42.4 million, a reclassification of $40.0 million of impairments resulting from the RadioShack bankruptcy from Net investment losses to Bad debt expense and the reversal of impairments of $24.8 million already reflected in the Asset Management segment.
Revenues. Revenues for the Fiscal 2015 Quarter increased $30.3 million, or 2.3%, to $1,371.5 million from $1,341.2 million for the Fiscal 2014 Quarter. The increase was primarily due to sales growth driven by acquisitions in the Consumer segment and Corporate and other, as well as higher net investment income, partially offset by the negative impact of foreign exchange in the Consumer Product segment and lower sales in the Energy segment as a result of the decrease in oil and gas prices.
Revenues for the Fiscal 2015 Six Months decreased $41.3 million or 1.4%, to $2,809.9 million from $2,851.2 million for the Fiscal 2014 Six Months. The decrease was primarily driven by an increase of the FIA present value of future credits and guarantee liability in our Insurance segment, negative foreign exchange impact in our Consumer Products segment and lower revenues in the Energy segment due to the decrease of oil and gas prices, partially offset by higher sales as a result of acquisitions and higher net investment income for the period.
Consolidated operating (loss) income. Consolidated operating (loss) income for the Fiscal 2015 Quarter decreased by $190.2 million, or 1,174.1%, to an operating loss of $174.0 million from operating income of $16.2 million for the Fiscal 2014 Quarter. The decrease was primarily due to impairments in our Insurance, Energy and Asset Management segments, lower commodity prices in our Energy segment and negative foreign exchange impact in our Consumer Products segment.
Consolidated operating (loss) income for the Fiscal 2015 Six Months decreased by $552.5 million, or 282.6%, to an operating loss of $357.0 million from operating income of $195.5 million for the Fiscal 2014 Six Months. The decrease was mainly due to impairments in our Insurance, Energy, Asset Management and Corporate and Other segments; an increase of the FIA present value of future credits and guarantee liability in our Insurance segment; severance payments associated with the resignation of the Company's former CEO; and increased costs and lower revenues in our Asset Management segment.
Interest Expense. Interest expense increased $8.3 million to $85.5 million for the Fiscal 2015 Quarter from $77.2 million for the Fiscal 2014 Quarter and $4.9 million to $166.1 million for the Fiscal 2015 Six Months from $161.2 million for the Fiscal 2014 Six Months. These increases were primarily due to higher overall debt levels offset in part by refinancing to lower rate debt during Fiscal 2014.
Loss from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $3.5 million during the Fiscal 2014 Quarter was principally due to an increase in the market price of our common stock from $11.85 to $12.23 per share during the Fiscal 2014 Quarter, offset in part by the effect of a decrease in the discount yield rate. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $50.7 million for the Fiscal 2014 Six Months was principally due to an increase in the market price of our common stock from $10.37 to $12.23 per share during the Fiscal 2014 Six Months.
Other income (expense), net. Other income increased $17.1 million to $12.5 million for the Fiscal 2015 Quarter from Other expense of $4.6 million for the Fiscal 2014 Quarter. The increase was primarily due to unrealized gains on our investment in HC2 Holdings Inc. ("HC2") coupled with oil and natural gas derivative gains as a result of declining oil and natural gas prices offset in part by realized losses on the sale of investments held for trading.
Other income was $186.5 million for the Fiscal 2015 Six Months compared to other expense of $16.5 million for the Fiscal 2014 Six Months. The change was primarily due to $141.2 million gain on remeasurement to fair value of the investment in Compass triggered by our acquisition of the approximately 25% remaining interest we did not already hold in Compass, in addition to the factors discussed above.
Income Taxes. For the Fiscal 2015 Quarter and Fiscal 2015 Six Months our effective tax rates of 1.7% and (3.9)% , respectively, were less than the expected U.S. statutory tax rate of 35% and impacted by pretax losses including significant impairment and bad debt expense in our Insurance, Energy and Asset Management segments in the U.S. and certain pretax losses from foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The Fiscal 2015 Six Months included recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain FOH indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded this quarter resulted in a reduction to the deferred tax liability previously recorded.
For the Fiscal 2014 Quarter and the Fiscal 2014 Six Months our effective tax rates of 19.2% and (77.2)% were negatively impacted by: (i) increased profitability of FGL’s life insurance business; (ii) net operating losses in the U.S. and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock for which no tax benefit is available; and (iv) tax amortization of certain indefinite lived intangibles.
The majority of U.S. net operating loss (“NOL”), capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to valuation allowances, as we concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HRG.
Preferred Stock Dividends and Accretion. The Preferred Stock dividends and accretion consisted of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion, which accrued under certain circumstances; (iii) accretion of the carrying value of our preferred stock, which was discounted by the bifurcated equity conversion feature and issuance costs; and (iv) any gain or loss realized upon the conversion of the preferred stock. As a result of the conversion of the Preferred Stock in the third quarter of Fiscal 2014, the Company no longer recognizes preferred dividends and accretion.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net consumer and other product sales	$1,067.0	$1,021.7	$45.3	$2,134.8	$2,122.3	$12.5
Cost of consumer products and other goods sold	692.3	662.1	30.2	1,389.9	1,381.5	8.4
Consumer products segment gross profit	374.7	359.6	15.1	744.9	740.8	4.1
Selling, acquisition, operating and general expenses	265.1	246.6	18.5	499.2	482.5	16.7
Amortization of intangibles	21.2	20.5	0.7	41.7	40.7	1.0
Operating income - Consumer Products segment	$88.4	$92.5	$(4.1)	$204.0	$217.6	$(13.6)
Revenues. Net consumer products sales for the Fiscal 2015 Quarter increased $45.3 million, or 4.4%, to $1,067.0 million from $1,021.7 million for the Fiscal 2014 Quarter. The increase in net consumer product sales in the Fiscal 2015 Quarter was primarily due to the impact of the acquisitions of European IAMS and Eukanuba, Salix and Tell that accounted for $71.9 million, as well as growth is sales in the hardware and home improvement, small appliances, home and garden control and personal care product lines. These increases were partially offset by the negative impact of foreign exchange of $54.8 million and a decrease in consumer battery sales.
Hardware and home improvement sales increased as a result of gains in security from non-retail channels coupled with an increase in plumbing sales from promotions and retail growth due to new product launches. Small appliances sales improved due to new products, promotions at current customers and customer gains mainly in Europe and Latin America.The increase in home and garden control sales was driven by distribution gains and strong sales at existing customers, which drove replenishment orders during the Fiscal 2015 Quarter. Personal care sales improved in North America as a result of product display location changes at a major customer and in Latin America due to the growth in Spectrum Brand's hair care product category and shaving products coupled with customer gains. The decrease in consumer battery sales was mainly due to continued competitor discounting coupled with the bankruptcy of RadioShack, a retail customer of Spectrum Brands.
Net consumer products sales for the Fiscal 2015 Six Months increased $12.5 million, or 0.6%, to $2,134.8 million from $2,122.3 million for the Fiscal 2014 Six Months. The increase in net consumer product sales in the Fiscal 2015 Six Months was driven by the impact of the acquisitions during the Fiscal 2015 Six Months and the growth in sales across the hardware and home improvement, small appliances, home and garden control and personal care product lines as discussed above. These increases were partially offset by the negative impact of foreign exchange of $91.7 million and a decrease in consumer battery sales mainly due to the factors discussed above.
The following tables details the principal components of the change in net sales from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter and from the Fiscal 2014 Six Months to the Fiscal 2015 Six Months (in millions):

Net Sales
Fiscal 2014 Quarter Net consumer and other product sales	$1,021.7
Increase in global pet supplies	58.1
Increase in hardware and home improvement	27.1
Increase in small appliances	10.2
Increase in home and garden control products	9.4
Increase in personal care products	4.6
Decrease in consumer batteries	(9.3)
Foreign currency impact, net	(54.8)
Fiscal 2015 Quarter Net Sales	$1,067.0

Net Sales
Fiscal 2014 Six Months Net consumer and other product sales	$2,122.3
Increase in global pet supplies	52.6
Increase in small appliances	24.7
Increase in hardware and home improvement	22.2
Increase in home and garden control products	15.1
Increase in personal care products	9.9
Decrease in consumer batteries	(20.3)
Foreign currency impact, net	(91.7)
Fiscal 2015 Six Months Net Sales	$2,134.8
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
Product line net sales	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Hardware and home improvement products	$289.4	$266.9	$22.5	$560.6	$545.3	$15.3
Consumer batteries	181.8	211.3	(29.5)	422.0	475.8	(53.8)
Small appliances	151.6	152.5	(0.9)	375.4	369.3	6.1
Pet supplies	209.8	159.4	50.4	330.4	288.5	41.9
Personal care products	110.5	117.0	(6.5)	283.0	295.1	(12.1)
Home and garden control products	123.9	114.6	9.3	163.4	148.3	15.1
Total net sales to external customers	$1,067.0	$1,021.7	$45.3	$2,134.8	$2,122.3	$12.5
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2015 Quarter was $374.7 million compared to $359.6 million for the Fiscal 2014 Quarter. Gross profit margin for the Fiscal 2015 Quarter was down slightly to 35.1% from 35.2% in the Fiscal 2014 Quarter. The increase in gross profit was primarily due to the acquisitions discussed above. The slight decrease in gross profit margin was primarily driven by the impact of negative foreign currency exchange.
Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2015 Six Months was $744.9 million compared to $740.8 million for the Fiscal 2014 Six Months. Gross profit margin for the two periods remained flat at 34.9%. Excluding the impact of negative foreign currency exchange, gross profit margin increased by 10 basis points to 35.0% for the Fiscal 2015 Six Months.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $18.5 million, or 7.5%, to $265.1 million for the Fiscal 2015 Quarter, from $246.6 million for the Fiscal 2014 Quarter. The increase in operating expenses during the Fiscal 2015 Quarter was primarily attributable to increases in general and administrative expenses, selling expenses and acquisition and integration related charges, of $8.4 million, $7.4 million and $5.6 million, respectively. These increases were partially offset by a decrease in restructuring and related charges of $2.6 million. The increase in general and administrative expenses and selling expenses was mainly due to acquisitions coupled with an increase in stock compensation expense of $2.5 million. Selling expenses as a percentage of net sales remained constant at 16.2% for the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter. The $5.6 million increase in acquisition and integration related charges was primarily attributable to costs related to the acquisition of European IAMS and Eukanuba and Salix during the Fiscal 2015 Quarter.
Selling, acquisition, operating and general expenses increased by $16.7 million, or 3.5%, to $499.2 million for the Fiscal 2015 Six Months, from $482.5 million for the Fiscal 2014 Six Months. The increase in operating expenses during the Fiscal 2015 Six Months was primarily attributable to the factors discussed above for the Fiscal 2015 Quarter.
Amortization of intangibles. For the Fiscal 2015 Quarter, amortization of intangibles increased slightly to $21.2 million from $20.5 million for the Fiscal 2014 Quarter as a result of the additional definite lived intangible assets acquired during the year.
For the Fiscal 2015 Six Months, amortization of intangibles increased slightly to $41.7 million from $40.7 million for the Fiscal 2014 Six Months. The increase in the Fiscal 2015 Six Months from the Fiscal 2014 Six Months was primarily due to the additional definite lived intangible assets acquired during the year.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)

Insurance premiums	$14.5	$14.8	$(0.3)	$26.2	$28.7	$(2.5)
Net investment income	224.6	200.2	24.4	451.5	400.6	50.9
Net investment (losses) gains	(101.5)	40.9	(142.4)	(50.1)	182.8	(232.9)
Insurance and investment product fees and other	23.4	18.2	5.2	44.2	35.1	9.1
Total Insurance segment revenues	161.0	274.1	(113.1)	471.8	647.2	(175.4)
Benefits and other changes in policy reserves	195.2	196.5	(1.3)	436.7	431.2	5.5
Acquisition, operating and general expenses, net of deferrals	31.2	34.4	(3.2)	64.0	64.3	(0.3)
Amortization of intangibles	(3.0)	16.9	(19.9)	8.3	40.1	(31.8)
Total Insurance segment operating costs and expenses	223.4	247.8	(24.4)	509.0	535.6	(26.6)
Operating (loss) income - Insurance segment	$(62.4)	$26.3	$(88.7)	$(37.2)	$111.6	$(148.8)
Insurance premiums. For the Fiscal 2015 Quarter, premiums decreased $0.3 million, or 2.0% to $14.5 million from $14.8 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, premiums decreased $2.5 million, or 8.7%, to $26.2 million from $28.7 million for the Fiscal 2014 Six Months. These decreases were primarily due to a decrease in life-contingent immediate annuity premiums.
Net investment income. For the Fiscal 2015 Quarter, net investment income increased $24.4 million, or 12.2% to $224.6 million from $200.2 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, net investment income increased $50.9 million, or 12.7%, to $451.5 million from $400.6 million for the Fiscal 2014 Six Months. The increases were primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher average assets under management, coupled with an increase in earned yield during the Fiscal 2015 Quarter and the Fiscal 2015 Six Months as compared to the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively.

Average invested assets (on an amortized cost basis) were $18.8 billion and $17.5 billion, and the yield earned on average invested assets was 4.8% and 4.7% (annualized) for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively, compared to interest credited and option costs of 2.8% and 2.9% (annualized), for each period, respectively.
Average invested assets (on an amortized cost basis) were $18.7 billion and $17.1 billion, and the yield earned on average invested assets was 4.8% (annualized) for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months, compared to interest credited and option costs of 2.9% and 2.9% (annualized), for each period, respectively.
The Insurance Segment’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Six Months
	2015	2014	2015	2014
Yield on average invested assets (at amortized cost)	4.8%	4.6%	4.8%	4.6%
Less: Interest credited and option cost	2.8%	2.8%	2.9%	2.9%
Net investment spread	2.0%	1.8%	1.9%	1.7%

The net investment spread for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months was 0.2% higher and 0.2% higher than for the Fiscal 2014 Quarter and the Fiscal 2014 Six Months, respectively driven by portfolio repositioning and re-investment in higher yielding fixed maturity securities in the Fiscal 2015 Six Months.
Net investment (losses) gains. For the Fiscal 2015 Quarter the Insurance Segment had net investment losses of $101.5 million compared to net investment gains of $40.9 million for the Fiscal 2014 Quarter. The period over period change was primarily due to credit impairment losses related to investments in RadioShack discussed above, coupled with a decline in net investment gains on certain derivative instruments resulting from the performance of the indices upon which the call options and futures contracts are based. The Insurance Segment utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor's 500 Index (the "S&P 500 Index") with the remainder based upon other equity and bond market indices. The S&P 500 Index increased 0.4% and 1.3% during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
For the Fiscal 2015 Six Months, the Insurance Segment had a net investment loss of $50.1 million compared to net investment gains of $182.8 million for the Fiscal 2014 Six Months. The period over period change was primarily due to the factors discussed above. The S&P 500 Index increased 4.8% and 11.3% during the Fiscal 2015 Six Months and the Fiscal 2014 Six Months, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
The components of the realized and unrealized gains (losses) on derivative instruments are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Call options:
Gain on option expiration	$37.7	$47.5	$(9.8)	$84.7	$100.1	$(15.4)
Change in unrealized (loss) gain	(45.8)	(26.3)	(19.5)	(51.5)	35.4	(86.9)
Futures contracts:
Gain (loss) on futures contracts expiration	5.5	(2.6)	8.1	3.5	10.5	(7.0)
Change in unrealized (loss) gain	(5.4)	3.9	(9.3)	0.8	3.9	(3.1)
	$(8.0)	$22.5	$(30.5)	$37.5	$149.9	$(112.4)

The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Six Months
	2015	2014	2015	2014
Average crediting rate	4.3%	5.4%	4.7%	5.9%
S&P 500 Index:
Point-to-point strategy	4.5%	4.5%	4.6%	4.9%
Monthly average strategy	4.5%	4.9%	4.6%	5.1%
Monthly point-to-point strategy	4.0%	6.3%	4.4%	7.3%
3 Year high water mark	22.1%	21.5%	24.8%	20.4%
The credits for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2015 Quarter and the Fiscal 2015 Six Months compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter and the Fiscal 2014 Six Months.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Insurance segment to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. These revenues increased $5.2 million, or 28.6% to $23.4 million for the Fiscal 2015 Quarter from $18.2 million for the Fiscal 2014 Quarter and $9.1 million or 25.9% to $44.2 million for the Fiscal 2015 Six Months from $35.1 million for the Fiscal 2014 Six Months. These increases were primarily due to an increase in rider fees on FIA policies during both the Fiscal 2015 Quarter and the Fiscal 2015 Six Months. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased as a result of FIA sales growth over the past year.
Benefits and other changes in policy reserves. Below is a summary of the major components included in benefits and other changes in policy reserves (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
FIA market value option liability	$(47.8)	$(30.3)	$(17.5)	$(46.5)	$50.0	$(96.5)
FIA present value future credits & guarantee liability change	34.7	28.9	5.8	80.0	(22.8)	102.8
Index credits, interest credited & bonuses	141.6	156.7	(15.1)	303.1	318.8	(15.7)
Annuity Payments	45.8	48.9	(3.1)	98.1	107.1	(9.0)
Other policy benefits and reserve movements	20.9	(7.7)	28.6	2.0	(21.9)	23.9
Total benefits and other changes in policy reserves	$195.2	$196.5	$(1.3)	$436.7	$431.2	$5.5
For the Fiscal 2015 Quarter, benefits and other changes in policy reserves decreased $1.3 million, or 0.7%, to $195.2 million, from $196.5 million for the Fiscal 2014 Quarter primarily due to a decrease in FIA market value option liability coupled with a decrease in index credits, interest credited & bonuses partially offset by an increase in other policy benefits and reserve movements and FIA present value of future credits and guarantee liability. FIA market value option liability decreased $47.8 million during the Fiscal 2015 Quarter compared to a decrease of $30.3 million during the Fiscal 2014 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging Insurance Segment's FIA policies. Accordingly, the period over period decrease of $17.5 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's offsetting derivative assets quarter over quarter). The increase in other policy benefits and reserve movements was primarily as a result of a greater release in life-contingent single premium immediate annuity reserves in Fiscal 2015 Quarter due to higher mortality during the period. FIA present value of future credits and guarantee liability increased $34.7 million during the Fiscal 2015 Quarter compared to a $28.9 million increase during the Fiscal 2014 Quarter. The period over period increase of $5.8 million was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Quarter, which increased reserves by $36.4 million compared to $25.8 million during the Fiscal 2014 Quarter.
For the Fiscal 2015 Six Months, benefits and other changes in policy reserves increased $5.5 million, or 1.3%, to $436.7 million, from $431.2 million for the Fiscal 2014 Six Months primarily due to increases in FIA present value future credits & guarantee liability and other policy benefits and reserve movements, partially offset by a decrease in FIA market value option liability. FIA present value of future credits and guarantee liability increased $80.0 million during the Fiscal 2015 Six Months compared to a $22.8 million decrease during the Fiscal 2014 Six Months. The period over period increase of $102.8 million was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Six Months, which increased reserves by $90.2 million compared to an increase in rates and corresponding reserve decrease of $9.4 million during the Fiscal 2014 Six Months. FIA market value option liability decreased $46.5 million during the Fiscal 2015 Six Months compared to a $50.0 million increase during the Fiscal 2014 Six Months. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging the Insurance segment's FIA policies. Accordingly, the period over period decrease of $96.5 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's offsetting derivative assets for the respective periods).
Acquisition, operating and general expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, decreased $3.2 million, or 9.3%, to $31.2 million for the Fiscal 2015 Quarter, from $34.4 million for the Fiscal 2014 Quarter and $0.3 million, or 0.5%, to $64.0 million for the Fiscal 2015 Six Months from $64.4 million for the Fiscal 2014 Six Months. The period over period decreases were primarily due to lower general expenses for the respective periods as a result of lower taxes premium taxes, licenses and fees which more than offset higher equity compensation expenses driven by acceleration of vesting of equity awards for certain executives which met their requisite service period.
Amortization of intangibles. For the Fiscal 2015 Quarter, amortization of intangibles decreased $19.9 million, or 117.8%, from $16.9 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, amortization of intangibles decreased $31.8 million, or 79.3%, to $8.3 million from $40.1 million for the Fiscal 2014 Six Months. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decreases were primarily due to lower gross margins on the Insurance segment's FIA products during the Fiscal 2015 Quarter and Fiscal 2014 Six Months. The decrease in the margins was primarily due to the impacts from impairments recorded in the period and due to the increase in the FIA present value of future credits and guarantee liability discussed above. Additionally, the Fiscal 2014 Six Months included favorable unlocking of $13.6 million which was driven by better than expected margins (both actual and projected) due to the appreciation in the equity markets during the quarter.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment and compares the amount of change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Oil and natural gas revenues	$26.0	$39.2	$(13.2)	$60.3	$74.7	$(14.4)
Oil and natural gas direct operating costs	23.3	17.1	6.2	43.8	33.2	10.6
Oil and natural gas operating margin	2.7	22.1	(19.4)	16.5	41.5	(25.0)
Acquisition, operating and general expenses, net of deferrals	17.4	12.9	4.5	36.2	26.3	9.9
Impairment of oil and natural gas properties	146.6	81.0	65.6	336.6	81.0	255.6
Operating loss - Energy segment	$(161.3)	$(71.8)	$(89.5)	$(356.3)	$(65.8)	$(290.5)
Oil and natural gas production, revenues, and prices. Oil and natural gas revenues for the Fiscal 2015 Quarter decreased by $13.2 million, or 33.7%, to $26.0 million compared with $39.2 million for the Fiscal 2014 Quarter. Oil and natural gas revenues for the Fiscal 2015 Six Months decreased by $14.4 million, or 19.3% to $60.3 million compared with $74.7 million for the Fiscal 2014 Six Months. The decreases in both periods were primarily due to decreased oil, natural gas and natural gas liquids prices and natural production declines. This was offset by additional revenues resulting from the acquisition of EXCO's interest in Compass on October 31, 2014.

The Energy segment’s average sales price for the Fiscal 2015 Quarter decreased by $49.04, or 52.7%, per barrel ("Bbl") of oil, $25.71, or 55.0%, per Bbl of natural gas liquids, and $2.12, or 43.9% per cubic feet ("Mcf") of natural gas as compared with the Fiscal 2014 Quarter. The Energy segment’s average sales price for the Fiscal 2015 Six Months decreased by $38.25, or 41.1%, per Bbl of oil, $21.34, or 46.0%, per Bbl of natural gas liquids, and $1.08, or 25.7% per Mcf of natural gas as compared to the Fiscal 2014 Six Months. The decreases in the Energy segment's average sales price for oil and natural gas liquids during the Fiscal 2015 Quarter was the result of lower market prices.
Our share of the average daily production for the Fiscal 2015 Quarter increased to 90 Mmcfe per day from 71 Mmcfe per day for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, our share of the average daily production increased to 87 Mmcfe per day from 73 Mmcfe per day for the Fiscal 2014 Six Months. These increases were primarily due to the acquisition of EXCO's interest in Compass which was partially offset by natural production declines.
Direct operating costs and expenses. The Energy segment's oil and natural gas direct operating costs and expenses for the Fiscal 2015 Quarter were $23.3 million, an increase of $6.2 million from $17.1 million for the Fiscal 2014 Quarter. Direct operating costs and expenses for the Fiscal 2015 Quarter consist of oil and natural gas operating costs ($14.7 million), gathering and transportation expenses ($4.5 million), and production and ad valorem taxes ($3.9 million). The Energy segment's oil and natural gas direct operating costs and expenses for the Fiscal 2015 Six Months were $43.8 million, an increase of $10.6 million from $33.2 million for the Fiscal 2014 Six Months. Direct operating costs and expenses for the Fiscal 2015 Six Months consist of oil and natural gas operating costs ($27.8 million), gathering and transportation expenses ($8.4 million), and production and ad valorem taxes ($7.2 million).
The Energy segment’s oil and natural gas operating costs for the Fiscal 2015 Quarter increased by $4.7 million, or 47.0%, to $14.7 million compared with $10.0 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, oil and natural gas operating costs increased by $7.4 million, or 36.3%, to $27.8 million compared with $20.4 million for the Fiscal 2014 Six Months. The increases were primarily due to the acquisition of EXCO's interest in Compass on October 31, 2014. On a per Mcfe basis, oil and natural gas operating costs increased from $1.57 per Mcfe for the Fiscal 2014 Quarter to $1.82 per Mcfe for the Fiscal 2015 Quarter. Oil and natural gas operating costs increased from $1.54 per Mcfe for the Fiscal 2014 Six Months to $1.76 per Mcfe for the Fiscal 2015 Six Months. Increases on a Mcfe basis were primarily due to lower volumes resulting from declining production in relation to fixed operating costs.
Gathering and transportation expenses for the Fiscal 2015 Quarter increased by $1.1 million, or 32.4%, to $4.5 million compared to $3.4 million for the Fiscal 2014 Quarter. On a per Mcfe basis, gathering and transportation expenses increased from $0.54 per Mcfe for the Fiscal 2014 Quarter to $0.56 per Mcfe for the Fiscal 2015 Quarter. For the Fiscal 2015 Six Months, gathering and transportation expenses increased by $1.8 million, or 27.3%, to $8.4 million compared to $6.6 million for the Fiscal 2014 Six Months. On a per Mcfe basis, gathering and transportation expenses increased from $0.50 per Mcfe for the Fiscal 2014 Six Months to $0.53 per Mcfe for the Fiscal 2015 Six Months. The Energy segment utilizes pipeline companies to facilitate sales of its East Texas/North Louisiana volumes and reports these transportation costs as a component of gathering and transportation expenses. The increases on a per Mcfe basis were primarily due to lower volumes in relation to fixed costs associated with gathering and transportation.
Production and ad valorem taxes for the Fiscal 2015 Quarter increased by $0.3 million, or 8.3%, to $3.9 million compared to $3.6 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, production and ad valorem taxes increased by $1.0 million, or 16.1%, to $7.2 million compared to $6.2 million for the Fiscal 2014 Six Months. The increases were mainly due to the acquisition of EXCO's interest in Compass. On a per Mcfe basis, production and ad valorem taxes decreased from $0.57 per Mcfe for the Fiscal 2014 Quarter to $0.48 per Mcfe for the Fiscal 2015 Quarter. For the Fiscal 2015 Six Months, production and ad valorem taxes on a per Mcfe basis decreased from $0.47 per Mcfe to $0.45 per Mcfe due to lower commodity prices.
Acquisition, operating and general expenses, net of deferrals. The Energy segment's acquisition, operating and general expenses, net of deferrals for the Fiscal 2015 Quarter of $17.4 million consisted of (1) depletion expense of $11.8 million, (2) general and administrative costs of $4.6 million, and (3) depreciation, amortization and asset retirement obligation accretion expense of $1.4 million. The Energy segment's acquisition, operating and general expenses, net of deferrals for the Fiscal 2015 Six Months of $36.2 million consisted of (1) depletion expense of

$24.8 million, (2) general and administrative costs of $9.3 million, and (3) depreciation, amortization and asset retirement obligation accretion expense of $2.5 million.
The Energy segment's general and administrative expense for the Fiscal 2015 Quarter increased by $2.5 million, or 119.0%, to $4.6 million compared to $2.1 million for the Fiscal 2014 Quarter. The Energy segment's general and administrative expense for the Fiscal 2015 Six Months increased by $5.5 million, or 144.7%, to $9.3 million compared to $3.8 million for the Fiscal 2014 Six Months. The increases in the general and administrative expenses were primarily due to the acquisition of EXCO's interest in Compass and increased employee personnel costs in the current period associated with the transition to operations independent from EXCO. The transition is expected to be completed by the end of the first half of the 2015 calendar year.
Depletion expense for the Fiscal 2015 Quarter increased by $2.0 million, or 20.4%, to $11.8 million compared to $9.8 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, depletion expense increased by $4.2 million, or 20.4%, to $24.8 million compared to $20.6 million for the Fiscal 2014 Six Months. The decreases were primarily due to the acquisition of EXCO's interest in Compass. On a per Mcfe basis, depletion expense decreased from $1.54 per Mcfe for the Fiscal 2014 Quarter to $1.46 per Mcfe for the Fiscal 2015 Quarter. For both the Fiscal 2015 Six Months and the Fiscal 2014 Six Months, depletion expense was $1.56 per Mcfe. The decrease in the depletable base resulted from impairments of oil and natural gas properties in prior periods.
Impairment of oil and natural gas properties. For the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, the Energy segment recorded impairments of $146.6 million and $336.6 million, respectively, to its oil and natural gas properties. The impairments for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months were due to a decline in oil and natural gas prices as well as the acquisition of EXCO's interest in Compass. As discussed in Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to the accompanying unaudited Condensed Consolidated Financial Statements, the acquisition of EXCO's interest in Compass resulted in the remeasurement of HRG's basis in Compass at fair value. As a result, its full cost pool exceeded its ceiling test limitation at December 31, 2014, resulting in an impairment. The impairment was primarily due to differences in the fair value measurement of oil and natural gas properties in connection with the acquisition of EXCO's interest and remeasurement of HRG's basis compared to the full cost ceiling limitation. The ceiling test requires the price of period ending proved reserves using the simple average sport prices for the trailing 12 month period, which may not be indicative of actual market values. For the Fiscal 2014 Quarter and the Fiscal 2014 Six Months the Energy segment recorded an impairment of $81.0 million to its oil and natural gas properties based on the ceiling test limitation under full cost method of accounting. The impairments primarily resulted from differences in the oil and natural gas prices utilized in the purchase price allocation at the acquisition date and the prices used in the ceiling test calculation. The Energy segment's pricing utilized in the purchase price allocation as of the acquisition date was based on models which incorporate, among other things, market prices based on NYMEX futures.
As a result of recent decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in Fiscal 2015 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

Summary of key financial data
A summary of key financial data for the Fiscal 2015 Quarter and Fiscal 2015 Six Months, the Fiscal 2014 Quarter and the Fiscal 2014 Six Months related to the results of operations of Compass is presented below. Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100% of Compass' consolidated results.

	Fiscal Quarter			Fiscal Six Months
(dollars in millions, except per unit prices)	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Production:
Oil (Mbbls)	126	98	28	250	199	51
Natural gas liquids (Mbbls)	151	123	28	304	265	39
Natural gas (Mmcf)	6,404	5,038	1,366	12,518	10,465	2,053
Total production (Mmcfe) (1)	8,066	6,364	1,702	15,842	13,249	2,593
Average daily production (Mmcfe)	90	71	19	87	73	14
Revenues before derivative financial instrument activities:
Oil	$5.5	$9.1	$(3.6)	$13.7	$18.5	$(4.8)
Natural gas liquids	3.2	5.7	(2.5)	7.6	12.3	(4.7)
Natural gas	17.4	24.4	(7.0)	39.1	43.9	(4.8)
Total revenues	$26.1	$39.2	$(13.1)	$60.4	$74.7	$(14.3)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$5.3	$(6.8)	$12.1	$24.0	$(10.2)	$34.2
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$43.95	$92.99	$(49.04)	$54.72	$92.97	$(38.25)
Natural gas liquids (per Bbl)	21.01	46.72	(25.71)	25.01	46.35	(21.34)
Natural gas (per Mcf)	2.71	4.83	(2.12)	3.12	4.20	(1.08)
Natural gas equivalent (per Mcfe)	3.23	6.16	(2.93)	3.81	5.64	(1.83)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.82	$1.57	$0.25	$1.76	$1.54	$0.22
Production and ad valorem taxes	0.48	0.57	(0.09)	0.45	0.47	(0.02)
Gathering and transportation	0.56	0.54	0.02	0.53	0.50	0.03
Depletion	1.46	1.54	(0.08)	1.56	1.56	—
Depreciation and amortization	0.08	0.06	0.02	0.08	0.06	0.02
General and administrative	0.56	0.35	0.21	0.59	0.29	0.30
Interest expense	0.55	0.61	(0.06)	0.56	0.65	(0.09)

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Asset Management segment revenues	$5.1	$9.8	$(4.7)	$13.1	$14.3	$(1.2)
Asset Management segment operating costs and expenses	72.5	5.8	66.7	81.6	14.2	67.4
Operating (loss) income - Asset Management segment	$(67.4)	$4.0	$(71.4)	$(68.5)	$0.1	$(68.6)
Asset Management segment revenues and operating (loss) income. Revenues for the Fiscal 2015 Quarter decreased $4.7 million to $5.1 million from $9.8 million in the Fiscal 2014 Quarter. Operating loss for the Fiscal 2015 Quarter was $67.4 million compared to an operating income of $4.0 million for the Fiscal 2014 Quarter. The decrease in revenues during the Fiscal 2015 Quarter was primarily due to the lower interest revenue on the

RadioShack loan for the Fiscal 2015 Quarter as compared to the Fiscal 2014 Quarter. The increase in operating expenses during the Fiscal 2015 Quarter was primarily due to the impairment on the RadioShack loan.
Revenues for the Fiscal 2015 Six Months decreased $1.2 million to $13.1 million from $14.3 million in the Fiscal 2014 Six Months. Operating loss for the Fiscal 2015 Six Months was $68.5 million compared to an operating income of $0.1 million during the Fiscal 2014 Six Months. The decrease in revenues and increase in operating expenses during the Fiscal 2015 Six Months was primarily due to the factors discussed above for the quarter over quarter change.

Corporate and Other Segment

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net consumer and other product sales	$19.5	$—	$19.5	$40.5	$—	$40.5
Cost of consumer products and other goods sold	14.7	—	14.7	29.1	—	29.1
Corporate and Other gross profit	4.8	—	4.8	11.4	—	11.4
Selling, acquisition, operating and general expenses	29.4	30.9	(1.5)	99.5	60.3	39.2
Impairments of goodwill and intangibles	—	—	—	60.2	—	60.2
Operating income - Corporate and Other segment	$(24.6)	$(30.9)	$6.3	$(148.3)	$(60.3)	$(88.0)
Net consumer and other product sales. Net consumer and other product sales represents sales of $19.5 million and $40.5 million for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, respectively, from FOH, which was acquired in the third fiscal quarter of 2014.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit of $4.8 million and $11.4 million represents FOH sales less consumer products cost of goods sold for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, respectively, representing a gross profit margin of 24.6% and 28.1%, respectively.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased $1.5 million to $29.4 million for the Fiscal 2015 Quarter from $30.9 million for the Fiscal 2014 Quarter and increased $39.2 million to $99.5 million for the Fiscal 2015 Six Months from $60.3 million for the Fiscal 2014 Six Months.
The $1.5 million decrease in corporate expenses for the Fiscal 2015 Quarter when compared to the Fiscal 2014 Quarter was primarily due to a decrease in bonus expense discussed below, partially offset by selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014.
The $39.2 million increase in corporate expenses for the Fiscal 2015 Six Months when compared to the Fiscal 2014 Six Months was primarily due to the severance costs associated with the departure of the Company's former CEO and selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014, partially offset by the decrease in bonus expense discussed below.
HRG's Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HRG's corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HRG's net asset value ("Compensation NAV") in excess of a 7% hurdle rate. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HRG's performance. HRG's accrual for these bonus compensation expenses decreased by $11.6 million and $16.6 million in the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, respectively, as compared to the respective comparable prior fiscal period. This reflects the underlying performance and growth in the Compensation NAV, which declined by approximately 12.5% and 10.3% in the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, respectively, as compared to 19.4% and 31.8% growth in the Fiscal 2014 Quarter and the Fiscal 2014 Six Months, respectively.

Non-US GAAP Measures
We believe that certain non-US GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted EBITDA is a non-GAAP financial measure used in our Consumer Products (“Adjusted EBITDA - Consumer Products”) and Energy (“Adjusted EBITDA - Energy”) segments and one of the measures used for determining Spectrum Brands and Compass’ debt covenant compliance. “Insurance AOI” is a non-US GAAP financial measure frequently used throughout the insurance industry and is an economic measure the Insurance segment uses to evaluate financial performance each period.
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
Insurance AOI is calculated by adjusting the Insurance segment’s net income to eliminate (i) the impact of net investment gains, including other-than-temporary impairment losses recognized in operations, but excluding gains and losses on derivatives; (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability; (iii) the impact of certain litigation reserves; and (iv) impairments and bad debt expense in subsidiaries. All adjustments to Insurance AOI are net of the corresponding value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations and together with net income, we believe Insurance AOI provides meaningful financial metric that helps investors understand our underlying results and profitability.
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
Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported net income:	2015	2014	2015	2014
Reported net income - Consumer Products segment	$27.9	$33.9	$77.9	$88.3
Add back:
Interest expense	49.2	47.4	93.6	104.4
Income tax expense	8.1	10.5	28.6	23.3
Purchase accounting fair value adjustment	2.2	—	3.0	—
Restructuring and related charges	4.4	7.9	11.8	12.3
Acquisition and integration related charges	11.9	6.3	20.0	11.8
Other	1.7	—	1.8	—
Adjusted EBIT - Consumer Products segment	105.4	106.0	236.7	240.1
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	18.7	18.7	37.1	36.5
Amortization of intangibles	21.2	20.5	41.7	40.7
Stock-based compensation	13.8	11.3	19.4	17.9
Adjusted EBITDA - Consumer Products segment	$159.1	$156.5	$334.9	$335.2
Our Consumer Products segment's Adjusted EBITDA increased slightly to $159.1 million as compared to $156.5 million in the Fiscal 2014 Quarter primarily due to sales growth due to acquisitions partially offset by the negative impact of foreign exchange. Adjusted EBITDA margin represented 14.9% of sales as compared to 15.3% in the Fiscal 2014 Quarter.
Our Consumer Products segment's Adjusted EBITDA decreased marginally to $334.9 million as compared to $335.2 million for the Fiscal 2014 Six Months primarily due to the negative impact of foreign exchange offset by the sales growth discussed above. Adjusted EBITDA margin represented 15.7% of sales as compared to 15.8% in the Fiscal 2014 Six Months.

Adjusted Operating Income — Insurance
The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in millions):

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported net (loss) income :	2015	2014	2015	2014
Reported net (loss) income - Insurance segment:	$(112.7)	$43.1	$(104.0)	$96.3
Effect of investment losses (gains), net of offsets	50.4	(4.6)	50.5	(8.6)
Effect of change in FIA embedded derivative discount rate, net of offsets	16.7	11.8	38.7	(4.1)
Impairments and bad debt expense from subsidiary	62.6	—	62.6	—
Effect of class action litigation reserves, net of offsets	—	1.1	(0.5)	1.1
Adjusted operating income - Insurance segment	$17.0	$51.4	$47.3	$84.7
For the Fiscal 2015 Quarter, Insurance AOI decreased $34.4 million to $17.0 million, or 66.9%, from $51.4 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Six Months, Insurance AOI decreased $37.4 million to $47.3 million, or 44.2%, from $84.7 million for the Fiscal 2014 Six Months. The decreases were primarily due to a $35.0 million benefit from a tax planning strategy, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position during the Fiscal 2014 Quarter and Fiscal 2014 Six Months.
Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net loss of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal Quarter		Fiscal Six Months
Reconciliation to reported net loss:	2015	2014	2015	2014
Reported net loss - Energy segment	$(160.5)	$(82.5)	$(200.0)	$(84.6)
Interest expense	4.4	3.9	8.9	8.6
Depreciation, amortization and depletion	12.5	10.2	26.0	21.4
EBITDA - Energy segment	(143.6)	(68.4)	(165.1)	(54.6)
Accretion of discount on asset retirement obligations	0.7	0.5	1.3	1.0
Impairments and bad debt expense	146.6	81.0	336.6	81.0
Gain on remeasurement of investment to fair value	—	—	(141.2)	—
Non-recurring other operating items	1.3	—	2.3	—
(Gain) loss on derivative financial instruments	(5.3)	6.8	(24.0)	10.2
Cash settlements on derivative financial instruments	5.5	(3.5)	7.9	(3.3)
Stock based compensation expense	0.3	—	0.6	0.1
Adjusted EBITDA - Energy segment	$5.5	$16.4	$18.4	$34.4
The Adjusted EBITDA-Energy for the Fiscal 2015 Quarter was $5.5 million, a decrease of $10.9 million from the Fiscal 2014 Quarter. The Adjusted EBITDA-Energy for the Fiscal 2015 Six Months was $18.4 million, a decrease of $16.0 million from the Fiscal 2014 Six Months. The decreases were primarily attributable to the decline in average sales price for oil during the Fiscal 2015 Quarter and Fiscal 2015 Six Months coupled with natural production declines, partially offset by the impact of the acquisition of EXCO's interest in Compass in October 2014.

Liquidity and Capital Resources

HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Notes due 2019 (the "7.875% Notes") and the 7.75% Notes due 2022 (the "7.75% Notes") (approximately $109.3 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2015 Six Months, we received $37.0 million in cash dividends from our Consumer Products, Insurance, Energy and Asset Management segments ($19.6 million, $6.0 million, $10.0 million and $1.4 million, respectively). The dividends received to date are before giving effect to $4.5 million of interest payments made by HRG on behalf of HGI Energy with respect to the Affiliate Notes (as defined below). During Fiscal 2015, we expect to receive approximately $76.8 million of dividends from our subsidiaries' distributable earnings (inclusive of the $37.0 million already received during the Fiscal 2015 Six Months) before giving effect to $9.0 million of interest payments made and expected to be made by HRG on behalf of HGI Energy with respect to the Affiliate Notes. The decrease in expected dividends from our subsidiaries is attributable to the recent instability in oil and gas prices and recent changes impacting our Asset Management segment. Assuming oil and gas pricing remains at the current depressed levels, Compass is expected to use its available free cash flow from its operations to reduce its current level of debt, rather than provide HRG with additional dividends over the remaining two quarters of Fiscal 2015.
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). In addition, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary's ability to make upstream cash distributions.
HRG’s liquidity may also be impacted by the capital needs of HRG’s current and future subsidiaries. Such entities may require additional capital to acquire other business, maintain or grow their businesses, or make payments on their indebtedness, and/or make upstream cash distributions to HRG. For example, and as discussed further before, Compass may require additional capital if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenant in Compass’ financing agreement. As another example, Front Street, has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At March 31, 2015, HRG’s corporate cash, cash equivalents and investments were $252.6 million.
We expect such dividends along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, oil and gas commodity prices, operating needs or acquisition size and terms, HRG and its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG. We seek to service any such new additional debt through increasing the dividends we receive, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.

As discussed in Note 8, Debt, as a result of the recent decline in commodity prices, Compass' consolidated funded indebtedness to consolidated total of earnings before tax, interest, depreciation, depletion and amortization and exploration expenses ("EBITDAX") exceeded the maximum ratio allowed under the Compass Credit Agreement. On May 7, 2015, Compass entered into an amendment to the Compass Credit Agreement and concurrently with such amendment HGI Funding, a wholly-owned subsidiary of the Company, entered into an agreement pursuant to which it provided a limited unconditional and irrevocable guarantee for the full and prompt payment when due of certain present and future payment obligations under the Compass Credit Agreement, which obligations are secured by a pledge of certain of HGI Funding's assets as collateral. Pursuant to this agreement, HGI Funding has agreed to provide debt or equity contributions to Compass following the October 2015 redetermination in an aggregate amount not to exceed the amount of any borrowing base deficiency that may exist at such time. HGI Funding’s aggregate obligations in connection with such guaranty and such contributions shall not exceed $80.0 million (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time (the “Secured Amount”). The Secured Amount is secured by a pledge of assets chosen by HGI Funding that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 33.3% of fair market value (measured as the 20 day volume weighted average price of such marketable securities). At May 7, 2015, HGI Funding had pledged marketable securities valued at $240.0 million under this guarantee. The expiration date of the guarantee occurs upon the closing of the Compass' next scheduled borrowing base redetermination in October 2015. As a result of these amendments to the Compass Credit Agreement Compass returned to good standing under the covenants specified in the Compass Credit Agreement. Compass is presently current on all obligations related to the Compass Credit Agreement. No losses have been experienced by HGI Funding under this guarantee.
As discussed below, on April 28, 2015, Spectrum Brands entered into an Agreement and Plan of Merger (the “AAG Merger Agreement”) to acquire Armored AutoGroup Parent, Inc. (“AAG”). Spectrum Brands plans to fund the AAG Acquisition and associated fees and expenses through a combination of new debt and equity, including equity to be purchased by HRG. HRG expects to finance such purchase of Spectrum Brands’ equity through a combination of new debt and available cash on hand.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal year 2015 through a combination of cash on hand ($87.8 million at March 31, 2015), cash flows from operations and available borrowings under asset based lending revolving credit facility (the “ABL Facility”). Spectrum Brands expects its capital expenditures for fiscal year 2015 will be approximately $75.0 million to $85.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands' debt agreements, including the ABL Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs. While Spectrum Brands' cash flow from operations for the Fiscal 2015 Six Months is negative, Spectrum Brands expects the full fiscal year 2015 to be positive from normal operating performance and seasonal reductions in working capital, which is consistent with the previous full fiscal years.
At March 31, 2015, there are no significant foreign cash balances available for repatriation. During the full fiscal year 2015, Spectrum Brands expects to generate between $75.0 million and $125.0 million of foreign cash that it anticipates will be repatriated for general corporate purposes.
From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

Financing Related to the AAG Acquisition
On April 28, 2015, Spectrum Brands entered into the AAG Merger Agreement to acquire AAG. AAG is a consumer products company consisting primarily of Armor All® and STP® products, which are brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the A/C PRO® brand of do-it-yourself automotive air conditioner recharge products. Spectrum Brands plans to fund the AAG Acquisition and associated fees and expenses through a combination of new debt and equity, including equity to be purchased by HRG. As part of the AAG Acquisition, Spectrum Brands received financing commitments from Credit Suisse, Deutsche Bank and Jefferies, pursuant to which, and subject to certain conditions, the financial institutions committed to provide to Spectrum Brands “back stop” bridge facilities in an aggregate amount of $1,500.0 million (the “Bridge Facility”). The obligations of the financial institutions to provide debt financing under the Bridge Facility are subject to a number of conditions, including, without limitation, (i) that since February 28, 2015 through the date of the AAG Merger Agreement and since the date of the AAG Merger Agreement, there has not been material adverse change in AAG, (ii) the execution and delivery of definitive documentation with respect to the Bridge Facilities consistent with the debt commitment letter, (iii) the accuracy of certain specified representations and warranties in the loan documents and in the AAG Merger Agreement, (iv) consummation of the acquisition of AAG substantially in accordance with the terms and conditions of the AAG Merger Agreement concurrently with the initial funding of the Bridge Facilities, (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate) and certain financial statements of AAG and (vi) payment of applicable costs, fees and expenses. The final termination date for the debt commitment letter is the earlier of (i) the termination of the AAG Merger Agreement, (ii) Spectrum Brands’ receipt of an aggregate $1,500.0 million in gross proceeds from equity and/or debt offerings and (iii) June 30, 2015.

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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of March 31, 2015, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

Financial Condition
The types of assets in which the Insurance segment may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, the Insurance segment invests in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations. The Insurance segment’s investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of March 31, 2015 and September 30, 2014, the carrying value of the Company’s investment portfolio was approximately $19.8 billion and $19.3 billion, respectively, and was divided among the following asset classes (in millions):

	March 31, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$9,843.1	49.8%	$9,795.8	50.9%
Residential mortgage-backed securities	2,194.3	11.1%	2,114.0	11.0%
Asset-backed securities	1,931.2	9.8%	1,792.9	9.3%
Municipals	1,435.6	7.3%	1,259.8	6.5%
Hybrids	1,357.3	6.9%	1,316.1	6.9%
Commercial mortgage-backed securities	729.3	3.7%	636.9	3.3%
Equities (a)	671.7	3.4%	768.1	4.0%
Asset-based loans	660.2	3.3%	811.6	4.2%
U.S. Government	319.8	1.6%	296.0	1.5%
Derivatives	268.3	1.4%	296.3	1.5%
Other (primarily policy loans and other invested assets)	341.8	1.7%	165.0	0.9%
Total investments	$19,752.6	100.0%	$19,252.5	100.0%
_________
(a) Includes investment grade non-redeemable preferred stocks ($523.1 million and $538.4 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($36.6 million and $38.4 million, respectively).
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
As of March 31, 2015 and September 30, 2014, FGL’s fixed maturity available-for-sale portfolio was approximately $17.8 billion and $17.2 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (in millions):

	March 31, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,599.7	9.0%	$1,568.1	9.1%
AA	2,032.1	11.4%	1,909.2	11.1%
A	4,060.4	22.8%	3,873.0	22.5%
BBB	7,400.6	41.6%	7,032.5	40.9%
BB (a)	713.7	4.0%	759.6	4.4%
B and below (b)	2,004.1	11.2%	2,069.1	12.0%
Total	$17,810.6	100.0%	$17,211.5	100.0%
_________
(a) Includes $51.7 million and $47.1 million at March 31, 2015 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,793.1 million and $1,677.3 million at March 31, 2015 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.

As of March 31, 2015 and September 30, 2014, included in the Insurance segment's fixed maturity available-for-sale securities portfolio were the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio with fair value of $0.9 billion and $1.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of the Front Street Cayman fixed income portfolio (in millions):

	March 31, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$109.5	11.7%	$92.4	8.8%
AA	88.5	9.5%	92.5	8.8%
A	103.5	11.1%	95.1	9.0%
BBB	308.7	33.1%	304.2	28.9%
BB	115.5	12.4%	86.1	8.2%
B and below	208.3	22.2%	382.0	36.3%
Total	$934.0	100.0%	$1,052.3	100.0%

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

The table below presents FGL's fixed maturity securities by NAIC designation as of March 31, 2015 and September 30, 2014 (in millions):

	March 31, 2015			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,667.6	$10,235.1	57.5%	$9,224.0	$9,675.8	56.2%
2	6,581.0	6,915.4	38.8%	6,302.3	6,569.1	38.2%
3	441.2	437.7	2.4%	523.3	549.4	3.2%
4	218.9	214.1	1.2%	336.3	335.3	1.9%
5	8.5	8.3	0.1%	82.8	81.9	0.5%
	$16,917.2	$17,810.6	100.0%	$16,468.7	$17,211.5	100.0%
The table below presents the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio by NAIC designation included in our fixed maturity available-for-sale securities as of March 31, 2015 and September 30, 2014 (in millions).

	March 31, 2015			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$390.0	$396.7	42.5%	$360.9	$378.1	35.9%
2	276.0	277.6	29.7%	270.5	275.0	26.1%
3	99.1	97.5	10.4%	47.7	47.8	4.6%
4	156.6	153.7	16.5%	272.1	270.6	25.7%
5	8.7	8.5	0.9%	81.4	80.8	7.7%
	$930.4	$934.0	100.0%	$1,032.6	$1,052.3	100.0%
Investment Industry Concentration:
The tables below summarize the Insurance segment’s top 10 industries concentration of its available-for-sale securities, including the fair value and percent of total available-for-sale securities' fair value as of March 31, 2015 and September 30, 2014 (in millions):

Top 10 Industry Concentration	March 31, 2015	Percent of Total Fair Value
Banking	$2,273.6	12.4%
ABS Other	1,935.4	10.5%
Municipal	1,461.9	7.9%
Life	1,104.4	6.0%
Electric	934.0	5.1%
Commercial MBS	904.2	4.9%
Whole Loan CMO Other	833.0	4.4%
P&C	802.4	4.5%
Other Financial Inst	749.4	4.1%
Pipelines	571.3	3.1%
Total	$11,569.6	62.9%

Top 10 Industry Concentration	September 30, 2014	Percent of Total Fair Value
Banking	$2,240.3	13.0%
ABS Other	1,755.9	10.2%
Municipal	1,313.3	7.6%
Life	1,086.7	6.3%
Electric	958.8	5.6%
Commercial MBS	836.1	4.9%
P&C	832.1	4.8%
Whole Loan CMO Other	806.5	4.7%
Other Financial Inst	726.1	4.2%
Pipelines	561.2	3.3%
Total	$11,117.0	64.6%
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
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $562.5 million and $1,213.2 million as of March 31, 2015, respectively, and $567.6 million and $1,131.6 million as of September 30, 2014, respectively.
The following table summarizes FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2015 and September 30, 2014:

March 31, 2015						September 30, 2014
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	99.3%	AAA	4.0%	2008	0.3%	1	97.6%	AAA	4.2%	2008	0.3%
2	0.7%	AA	0.6%	2007	22.0%	2	1.4%	AA	0.7%	2007	23.8%
3	—%	A	3.9%	2006	38.5%	3	0.8%	A	4.5%	2006	35.4%
4	—%	BBB	1.9%	2005 and prior	39.2%	4	0.2%	BBB	2.2%	2005 and prior	40.5%
5	—%	BB and below	89.6%		100.0%	5	—%	BB and below	88.4%		100.0%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%
Asset-backed securities exposure
As of March 31, 2015, FGL's asset-backed securities ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 86.7% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL's ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.

The following tables summarize FGL's ABS exposure as of March 31, 2015 and September 30, 2014 (in millions):

	March 31, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized Loan Obligations	$1,674.9	86.7%	$1,628.2	90.8%
Other	233.3	12.1%	141.1	7.9%
Car Loans	22.9	1.2%	18.0	1.0%
Home Equity	—	—%	2.6	0.1%
Utility	0.1	—%	3.0	0.2%
Total asset-backed securities	$1,931.2	100.0%	$1,792.9	100.0%
The non-CLO exposure as of March 31, 2015 represents 13.3% of total ABS assets, or 1.3% of total invested assets. As of March 31, 2015, the CLO and non-CLO positions were trading at a net unrealized loss position of $10.5 million and a net unrealized gain position of $2.1 million, respectively. The non-CLO exposure as of September 30, 2014 represented 9.2% of total ABS assets, or 0.9%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $8.7 million and the non-CLO positions were trading at a net unrealized gain position of $0.8 million.
Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2015 and September 30, 2014 were as follows (in millions, except for number of securities):

	March 31, 2015				September 30, 2014
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$119.6	$(0.1)	$119.5	6	$120.4	$(1.4)	$119.0
United States Government sponsored agencies	20	25.6	(0.2)	25.4	19	24.8	(0.1)	24.7
United States municipalities, states and territories	30	190.8	(1.8)	189.0	41	271.2	(6.3)	264.9
Corporate securities:
Finance, insurance and real estate	45	407.8	(11.4)	396.4	89	675.6	(13.3)	662.3
Manufacturing, construction and mining	43	428.2	(27.4)	400.8	39	352.5	(14.0)	338.5
Utilities and related sectors	51	379.0	(15.7)	363.3	55	386.0	(9.0)	377.0
Wholesale/retail trade	21	143.7	(4.7)	139.0	31	250.8	(4.2)	246.6
Services, media and other	35	330.7	(15.4)	315.3	42	328.4	(8.4)	320.0
Hybrid securities	17	312.6	(19.6)	293.0	41	563.4	(15.2)	548.2
Non-agency residential mortgage-backed securities	127	705.4	(21.6)	683.8	83	462.4	(11.0)	451.4
Commercial mortgage-backed securities	21	60.5	(0.8)	59.7	24	162.7	(2.0)	160.7
Asset-backed securities	144	1,053.0	(18.5)	1,034.5	134	1,132.8	(18.8)	1,114.0
Equity securities	11	88.1	(2.9)	85.2	25	240.4	(5.1)	235.3
	567	$4,245.0	$(140.1)	$4,104.9	629	$4,971.4	$(108.8)	$4,862.6

The gross unrealized loss position on the portfolio as of March 31, 2015, was $140.1 million, an increase of $31.3 million from $108.8 million as of September 30, 2014. The increase was primarily due to weakness in the energy sector which negatively impacted security pricing in related industries, construction and mining segment. As a result, the unrealized loss in this segment almost doubled during the period, increasing from $14.0 million to $27.4 million. Additionally, FGL's non-agency RMBS securities, which are primarily floating rate, also showed price deterioration of $10.6 million primarily due to a decline in interest rates during the year. However, the increase in the gross unrealized loss position of the portfolio was offset by a $195.8 million increase in the gross unrealized gain position of the portfolio primarily due to a decline in US Treasury rates during the year. As of March 31, 2015, the portfolio was in a net unrealized gain position of $925.2 million.
FGL's municipal bond exposure is a combination of general obligation bonds (fair value of $355.5 million and an amortized cost of $319.1 million as of March 31, 2015) and special revenue bonds (fair value of $1,080.1 million and amortized cost of $961.7 million as of March 31, 2015). Across all municipal bonds, the largest issuer represented 7.0% of the category, and the largest single municipal bond issuer represented less than 0.6% of the entire portfolio and was rated NAIC 1. FGL's focus within municipal bonds is on NAIC 1 rated instruments, and 99.0% of the municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2015 and September 30, 2014, were as follows (in millions, except for number of securities):

	March 31, 2015				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	1	$14.9	$11.5	$(3.4)	—	$—	$—	$—
Twelve months or greater	3	13.1	9.8	(3.3)	2	0.7	0.1	(0.6)
Total investment grade	4	28.0	21.3	(6.7)	2	0.7	0.1	(0.6)

Below investment grade:
Less than six months	—	—	—	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.1	0.1	—
Twelve months or greater	3	—	—	—	4	0.4	—	(0.4)
Total below investment grade	3	—	—	—	5	0.5	0.1	(0.4)

Total	7	$28.0	$21.3	$(6.7)	7	$1.2	$0.2	$(1.0)
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments.
At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the asset's amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which is believed to have a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At March 31, 2015 and September 30, 2014, FGL's watch list included nine securities in an unrealized loss position with an amortized cost of $28.1 million and $1.3 million, unrealized losses of $6.8 million and $1.1 million, and a fair value of $21.3 million and $0.2 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the March 31, 2015 and September 30, 2014 carrying values were fully recoverable.
There were seven and nine structured securities on the watch list to which FGL had potential credit exposure as of March 31, 2015 and September 30, 2014. FGL's analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2015 and September 30, 2014 carrying values were fully recoverable.
Exposure to European Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt as of March 31, 2015 or September 30, 2014.
Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of March 31, 2015, refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
Net Investment Income and Net investment (losses) gains
For discussion regarding FGL’s net investment income and net investment gains refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
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

HGI Energy
Cash flows from operations are the principal sources of cash to meet Compass’ obligations, including interest payments under the Compass Credit Agreement, and to pay dividends to HGI Energy, HRG’s wholly-owned subsidiary that directly holds HRG’s interest in Compass. Compass' capital expenditure program for 2015 is primarily focused on recompletion projects in North Louisiana and the Permian Basin. Compass' program attempts to target programs expected to have high probability of success and can provide acceptable rates of return in the current commodity price environment. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.
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
The Compass Credit Agreement sets forth the term and conditions under which Compass is permitted to pay a cash distribution to the holders of its equity interests and provides that Compass may declare and pay a cash distribution to the extent of available cash, as defined in the Compass Credit Agreement, so long as, in each case, on the date of and after giving effect to such distributions, (i) no default exists, (ii) borrowing base usage, as defined in the Compass Credit Agreement, is not greater than 90%, and (iii) Compass is in compliance with the financial covenants.
As of March 31, 2015, total borrowings under the Compass Credit Agreement were $327.0 million. Based upon the results of the quarter ended March 31, 2015 and the inclusion of those results in the trailing four quarter total EBITDAX, Compass' Consolidated total indebtedness to EBITDAX ratio exceeded the maximum ratio allowed under the Compass Credit Agreement of 4.5 to 1.0. In addition, based on the semi-annual borrowing base redetermination, the borrowing base under the Compass Credit Agreement was adjusted by the lender group from $400.0 million to $340.0 million.
On May 7, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a) modification of the Company's  Consolidated Leverage Ratio whereby the Consolidated Leverage Ratio covenant is not tested for the period ending March 31, 2015 and the permitted ratio limit is increased to 5.75 to 1.0 for the periods ending June 30, 2015 and September 30, 2015, and b) an additional financial covenant added in the form of Consolidated Cash Interest Coverage Ratio,  whereby as of the periods ending June 30, 2015 and September 30, 2015 the Consolidated EBITDAX to Consolidated Interest Expense for the trailing four quarters will not be less than 3.50 to 1.0. Concurrently with such amendment, HGI Funding, a wholly-owned subsidiary of the Company, provided a guarantee of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur at the beginning of the fourth quarter of calendar 2015) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined based on the amount of the borrowing base at such time, which amount shall not exceed $80.0 (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time. As a result of these amendments to the Compass Credit Agreement, Compass returned to good standing under the covenants specified in the Compass Credit Agreement, as amended. Compass is presently current on all obligation related to the Compass Credit Agreement.
There are certain risks and uncertainties that could further negatively impact Compass' results of operations and financial condition. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact Compass' liquidity and Compass may have to seek alternative sources of capital which may not be available on favorable terms, or at all. Accordingly, Compass is carefully monitoring their capital budget and may implement further initiatives to provide additional liquidity. These initiatives may include suspending distributions to partners in order to focus on reducing outstanding borrowings.
Compass' ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the Compass Credit Agreement, is computed based on the trailing twelve month period. As a result, Compass' ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and FSR, which are subsidiaries of HRG (the “Affiliate Notes”). Interest on the Affiliate Notes has historically been funded by HRG. During the Fiscal 2015 Six Months, HRG funded $4.5 million. HGI Energy was in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.

The following table presents Compass’ liquidity and financial position as of March 31, 2015 (in millions):

March 31, 2015
Borrowings under the Compass Credit Agreement	$327.0
Less: Cash	11.9
Net debt	$315.1
Borrowing base	$400.0
Unused borrowing base (1)	71.9
Unused borrowing base plus cash (1)	83.8
(1) Net of $1.1 million in letters of credit for Compass as of March 31, 2015.
Capital Expenditures
Compass' primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement. The Fiscal 2015 Six Months capital expenditures for Compass were $14.0 million which primarily consisted of recompletion activities and capital expenditures associated with Compass' transition to independent operations. Compass' capital program was focused on recompletion projects primarily targeting the Wolfcamp formation in the Permian Basin and the Hosston formation in East Texas/North Louisiana.
The following table presents Compass’ capital expenditures for the Fiscal 2015 Six Months and fiscal year 2015 (in millions):

	Fiscal Six Months	April-September Forecast	Full Year Forecast
	2015	2015	2015
Capital expenditures:
Development capital	$9.3	$6.9	$16.2
Gas gathering and water pipelines	—	0.1	0.1
Corporate and other	4.7	2.2	6.9
Total	$14.0	$9.2	$23.2
Derivative financial instruments
Compass uses oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices. These transactions limit exposure to declines in commodity prices, but also limit the benefits Compass would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of its derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if Compass terminates a contract prior to its expiration. Compass does not designate these instruments as hedging instruments for financial reporting purposes and, as a result, Compass recognizes the change in the respective instruments' fair value in earnings.
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net gain of $5.3 million for the Fiscal 2015 Quarter and $24.0 million for the Fiscal 2015 Six Months and net losses of $6.8 million for the Fiscal 2014 Quarter and $10.2 million for the Fiscal 2014 Six Months. The net gains during both the Fiscal 2015 Quarter and the Fiscal 2015 Six Months were primarily the result of decreased natural gas prices. Based on the nature of Compass' derivative contracts, increases in the related commodity price typically result in a decrease to the value of Compass' derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
Compass' total cash receipts for the Fiscal 2015 Quarter were $5.5 million, or $0.68 per Mcfe, compared with cash payments of $3.6 million, or $0.56 per Mcfe for the Fiscal 2014 Quarter. Compass' total cash receipts for the Fiscal 2015 Six Months were $7.9 million, or $0.50 per Mcfe, compared to cash payments of $3.3 million, or $0.25 per Mcfe for the Fiscal 2014 Six Months. As noted above, the significant fluctuations between settlements on Compass' derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass' natural gas equivalent prices, before and after the impact of the cash settlements (payments) of its derivative financial instruments.

	Fiscal Quarter		Fiscal Six Months
Average realized pricing:	2015	2014	2015	2014
Natural gas equivalent per Mcfe	$3.23	$6.16	$3.81	$5.64
Cash settlements (payments) on derivative financial instruments, per Mcfe	0.68	(0.56)	0.50	(0.25)
Net price per Mcfe, including derivative financial instruments	$3.91	$5.60	$4.31	$5.39
As of March 31, 2015, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Natural gas:
Swaps:
April - December 2015	8,250	$3.95	188	$94.98
Three way collars:
April - October 2015	4,280
Short call		3.27
Long put		2.85
Short put		2.10
Compass' natural gas and oil derivative instruments are comprised of swap and three-way collar contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Collar contracts allow us to receive a market price if the market price settles within the call/put spread portion of the contract, to receive the put price if the market settles below the purchased put or a market price plus the difference between the purchased and sold puts, should the settlement price be below the sold put threshold.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months
Cash provided by (used in):	2015	2014	Increase / (Decrease)
Operating activities	$(274.4)	$(81.9)	$(192.5)
Investing activities	(823.9)	(1,380.0)	556.1
Financing activities	1,070.6	883.2	187.4
Effect of exchange rate changes on cash and cash equivalents	(11.9)	(1.2)	(10.7)
Net decrease in cash and cash equivalents	$(39.6)	$(579.9)	$540.3

Operating Activities
Cash used in operating activities totaled $274.4 million for the Fiscal 2015 Six Months as compared to cash used of $81.9 million for the Fiscal 2014 Six Months. The $192.5 million increase in cash used was the result of (i) a $63.0 million decrease in cash provided by the Insurance segment; (ii) a $70.4 million increase in cash used by the Corporate and Other segment; (iii) a $17.6 million increase in cash used by the Asset Management segment; (iv) a $23.6 million increase in cash used by the Consumer Products segment; and (v) a $17.9 million decrease in cash provided by the Energy segment.
The $70.4 million increase in cash used by the Corporate and Other segment was mainly due to the severance payments associated with the resignation of Philip Falcone as the Company's CEO; higher interest payments as a result of increase in debt outstanding and an increase in cash payments related to deferred compensation plans during the Fiscal 2015 Six Months.
The $63.0 million decrease in cash provided by the Insurance segment was primarily as a result of $60.9 million increase in acquisition costs due to higher sales during the current period; a $29.8 million decrease in cash and short-term collateral received from the Insurance segment's derivative counterparties; higher death claims payments on reinsured policies; and higher payments of income taxes during the Fiscal 2015 Six Months as compared to the Fiscal 2014 Six Months. These decreases in cash provided were offset by a $64.1 million increase of investment income receipts period over period.
The $23.6 million increase in cash used by operating activities in the Consumer Products segment was primarily due to cash used for working capital and other items of $35.3 million driven by increases in inventory, accounts receivable and other working capital accounts, partially offset by a decrease in accounts payable; and lower cash payments for interest and income taxes of $7.1 million and $5.4 million, respectively.
The $17.9 million decrease in cash provided by the Energy segment was primarily due to lower cash earnings as a result of the decline in average sales price for oil, natural gas and natural gas liquids during the Fiscal 2015 Six Months.
The $17.6 million increase in cash used by the Asset Management segment was primarily due to cash used for working capital, higher selling, general and administrative expenses and lower revenues in the Fiscal 2015 Six Months as compared to the Fiscal 2014 Six Months.
Investing Activities
Cash used in investing activities was $823.9 million for the Fiscal 2015 Six Months primarily driven by (i) $410.3 million of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments; (ii) $421.5 million of cash used in the acquisition of approximately 25.5% interest in Compass, Spectrum Brands' acquisitions of Salix, European IAMS and Eukanuba, Tell and Front Street's acquisition of Ability Re; and (iii) capital expenditures of $45.1 million. Partially offsetting these cash outflows was cash provided by the net repayment of asset-based loans of $52.7 million.
Cash used in investing activities was $1.4 billion for the Fiscal 2014 Six Months related to (i) $1.2 billion of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments that was as a result of the Insurance segment's deployment of cash during the period; (ii) $137.1 million of net cash used in originating asset-based loans; and (iii) capital expenditures of $48.7 million.
Financing Activities
Cash provided by financing activities was $1.1 billion for the Fiscal 2015 Six Months primarily driven by (i) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $721.8 million; (ii) proceeds from issuance of debt, net of financing costs of $427.1 million; and (iii) $42.0 million from borrowing under Spectrum Brands' ABL revolving credit facility. Partially offsetting these cash inflows was cash used for (i) purchases of Spectrum Brands and FGL stock of $42.0 million; (ii) $23.3 million used for repayment of debt; (iii) common stock repurchases of $22.2 million; (iv) share based award tax withholding payments of $19.1 million; and (v) $15.6 million of cash used for the payment of dividends by Spectrum Brands and FGL to holders of noncontrolling interest.
Cash provided by financing activities was $883.2 million for the Fiscal 2014 Six Months primarily driven by (i) proceeds from issuance of debt, net of financing costs of $734.4 million to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $424.6 million; (iii) $171.9 million of cash provided by the FGL initial public offering; and (iv) $167.5 million of cash provided from the borrowing under Spectrum Brands' ABL revolving credit facility. Partially offsetting these cash inflows was cash used for (i) repayment of debt, including tender and call premiums of $532.4 million; (ii) share based award tax withholding payments of $32.1 million; (iii) cash repayment of revolving credit facility related to the Compass Credit Agreement of $20.1 million; and (iv) payment of dividends on preferred stock of $16.5 million.

Debt Financing Activities
Spectrum Brands
In December 2014, Spectrum Brands issued the 6.125% Notes and entered into the New Term Loan Facility. See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the Company and its subsidiaries' debt activity during the Fiscal 2015 Quarter and the Fiscal 2015 Six Months.
At March 31, 2015, Spectrum Brands was in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Senior Notes due 2021 (the "6.375% Notes") and the 6.625% Senior Notes due 2022 (the "6.625% Notes"), the indenture governing the 6.75% Senior Notes due 2020 (the "6.75% Notes") and the credit agreement governing Spectrum Brands' ABL Facility.
Compass
At March 31, 2015, the aggregate amount outstanding under the Compass Credit Agreement was $327.0 million. See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements for additional information regarding Compass' debt activity during the Fiscal 2015 Quarter and the Fiscal 2015 Six Months. The agreement that contains certain restrictions that require Compass to maintain certain financial covenants was amended subsequent to March 31, 2015, see Note 17, Subsequent Events to our Condensed Consolidated Financial Statements, for additional information regarding the amended agreement and Compass' compliance with the financial covenants under the Compass Credit Agreement.

Equity Financing Activities
During the Fiscal 2015 Six Months, we granted shares and restricted stock awards representing approximately 1.9 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $25.2 million, a portion of which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
During the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, we purchased 0.2 million shares and 1.7 million shares for an aggregate $3.2 million and $22.2 million, respectively, under the $100.0 million repurchase program authorized by our Board of Directors in May 2014.

Contractual Obligations
At March 31, 2015, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except for the following events:

•
Spectrum Brands' issuance of $250.0 million aggregate principal amount of 6.125% Notes and Spectrum Brands' new term loan facility in an aggregate principal amount of €150.0 million. See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements for additional information.

•
As a result of the recent decline in commodity prices, at March 31, 2015, Compass' consolidated funded indebtedness to consolidated EBITDAX exceeded the maximum ratio allowed under the Compass Credit Agreement. The agreement that contains certain restrictions that require Compass to maintain certain financial covenants was amended subsequent to March 31, 2015, see Note 17, Subsequent Events to our Condensed Consolidated Financial Statements, for additional information regarding the amended agreement and Compass' compliance with the financial covenants under the Compass Credit Agreement.

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
Fair value of goodwill and intangible assets
For the Fiscal 2015 Six Months, we concluded that an interim impairment tests was necessary for FOH reporting unit. This conclusion was based on certain indicators of impairment, primarily related to the resignation of Company’s CEO in December of 2014 and subsequent change in strategic direction of FOH since our acquisition of the business in May of 2014. During the Fiscal 2015 Six Months, we recorded an impairment charge of $60.2 million, related to goodwill and indefinite lived intangible assets. We did not identify indicators of impairment in any of our other reporting units.
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
As discussed in Note 17, Subsequent Events to our Condensed Consolidated Financial Statements, effective April 19, 2015, FOH commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. See discussion in Note 17.

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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the Variable Interest Entity ("VIE") model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this ASU on its financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. The Company currently recognizes debt issuance costs as assets on the Condensed Consolidated Balance Sheets. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the provisions of ASU 2015-03 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate a portion of the risk from such exposures, when appropriate. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Through Compass, we are exposed to a risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings. Compass may use derivative financial instruments to mitigate a portion of the risk from exposures to changes in oil and natural gas prices, when appropriate. Through Salus, we are exposed to credit risk due to non-performance of the asset-based loans originated, and to foreign currency risk on foreign currency-denominated loans. Additionally, HRG is exposed to market risk with respect to its investments. While our subsidiaries or we may enter into derivative contracts to attempt to manage a portion of an underlying market risk, our subsidiaries or we may not be successful managing the intended risk and/or our subsidiaries or we may reduce or eliminate such arrangements at any time.
FGL’s Enterprise Risk Management
FGL has established a dedicated risk management function with responsibility for the formulation of its risk appetite, strategies, policies and limits. FGL attempts to align its risk appetite with how its businesses are managed and how it anticipates future regulatory developments.

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

Equity Price Risk
HRG
HRG is exposed to equity price risk since, at times, it uses a portion of its excess cash to acquire marketable equity securities, which as of March 31, 2015, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HRG follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire.
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
See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by FGL's net investment spread earnings and future income. For the six months ended March 31, 2015, the annual index credits to policyholders on their anniversaries were $174.5 million. Proceeds received at expiration on options related to such credits were $152.1 million. This shortfall is funded by futures income and FGL's net investment spread earnings.
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
Compass
At March 31, 2015, Compass’ exposure to interest rate changes related primarily to borrowings under the Compass Credit Agreement. Interest is payable on borrowings under the Compass Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements. At March 31, 2015, HRG’s outstanding borrowings under the Compass Credit Agreement was approximately $327.0 million.
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
Credit Risk
FGL
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s insurance operations portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity portfolio totaled $17.8 billion and $17.2 billion at March 31,

2015 and September 30, 2014, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of March 31, 2015, no allowance for uncollectible amounts was recorded.
Salus
Salus is exposed to the risk that some of its borrowers may be unable to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce Salus’ earnings.
Salus’ asset-based loans are a financing tool where the loans are primarily based on the value of the borrowers’ available collateral, which is typically accounts receivable, inventory or other such assets. This collateral is viewed as the primary source of repayment of the loans, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. Salus utilizes a loan structure and collateral monitoring process that focuses on the value of the available collateral, which is designed to reduce the risk of loss associated in delayed intervention and/or asset recovery.
Salus has developed a variety of process to value and monitor the collateral related to its loans, and maintains its lien position in the collateral securing its loans. However, there can be no assurance that Salus will not suffer a partial or complete loss if its loans became non-performing for any reason. As of March 31, 2015, $167.1 million of Salus’ outstanding loan with RadioShack was classified as doubtful. This loan was placed on nonaccrual status during the quarter and was reserved to reflect the amounts Salus expected to recover through the RadioShack bankruptcy process, not giving effect to the ongoing litigation. See Note 4, Investments to our Condensed Consolidated Financial Statements for additional information. The carrying value of the outstanding loans represented approximately 75.2% of the eligible collateral for the loans, without the impaired loan, it would have been 70.3%. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.

Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of March 31, 2015, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $7.8 million adverse impact on HRG’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $60.6 million, its derivative investments to decrease by approximately $13.2 million based on equity positions as of March 31, 2015, and its FIA embedded derivative liability to decrease by approximately $26.5 million. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Interest Rate Risk
Spectrum Brands
At March 31, 2015, the potential change in fair value of Spectrum Brands' outstanding interest rate derivative instruments assuming a one percentage point unfavorable shift in interest rates would be a loss of $2.0 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands' variable rate Term Loan would be a net loss of $2.0 million.
FGL
FGL assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase one percentage point from levels at March 31, 2015, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $1,054.7 million, of which $47.0 million relates to the Front Street Cayman fixed income portfolio. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $465.6 million in accumulated other comprehensive income and a decrease of $442.3 million in stockholders’ equity. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Compass
A one percentage point change in interest rates (100 bps) based on the variable-rate borrowings outstanding as of March 31, 2015 of $327.0 million would result in an increase or decrease in Compass’ interest expense of $3.3 million per year. The interest Compass pays on its borrowings is set periodically based upon market rates.

Foreign Exchange Risk
Spectrum Brands
As of March 31, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35.9 million. The net impact on reported earnings, after also including the effect of the change on one year's underlying foreign currency-denominated exposures, would be a net gain of $21.0 million.
Salus
As of March 31, 2015, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $6.0 million.
Commodity Price Risk
Spectrum Brands
As of March 31, 2015, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.7 million.
Compass
Compass’ use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the six months ended March 31, 2015, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement receipts (or a decrease in settlements received) of approximately $8.6 million. The ultimate settlement amount of Compass’ outstanding derivative financial instrument contracts is dependent on future commodity prices. Compass may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly known as Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (NYSE: FGL) and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in the Asset Managers) and, where applicable, its consolidated subsidiaries; “Asset Managers” refers collectively to CorAmerica Capital, LLC (“CorAmerica”), Energy & Infrastructure Capital, LLC (“EIC”), and Salus Capital Partners, LLC (“Salus”), and, where applicable their respective consolidated subsidiaries, and each referred to individually as an “Asset Manager”; “Fiscal” refers to the fiscal year ended September 30 of each applicable year; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Harbinger Capital” refers to Harbinger Capital Partners LLC; “HCP Stockholders” refers, collectively, to Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC, which holds our interests in Compass; “Compass” refers to our oil and gas business, which we conduct through Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and their subsidiaries; “EXCO” refers to EXCO Resources, Inc. and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC, and where applicable, its consolidated subsidiaries; “HGI Global” refers to HGI Global Holdings, LLC (which holds our interests in, among other things, Frederick’s of Hollywood Group Inc. (“FOH”)) and, where applicable, its consolidated subsidiaries; “Russell Hobbs” refers to Russell Hobbs, Inc. and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. (NYSE: SPB) and, where applicable, its consolidated subsidiaries. For a glossary of certain defined terms relating to Compass’ operations, please see “Part I. Item 1. Business - Our Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” of our Annual Report on Form 10-K for fiscal year ended September 30, 2014 (the “10-K”).
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries and affiliates (including target businesses). Forward-looking statements include information concerning possible or assumed future actions, events, results, strategies and expectations and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will” “could,” “might,” or “continues” or similar expressions. Factors that could cause actual results, events and developments to differ include, without limitation: the ability of HRG’s subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, HRG’s and its subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of acquired or target businesses with HRG or HRG subsidiaries, completing future acquisitions and dispositions, litigation and other regulatory matters, potential and contingent liabilities, management’s plans, changes in regulations and taxes.
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

HRG
HRG’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

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

•
the impact of covenants in the indenture governing our 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”), the covenants in the indenture governing our 7.750% Senior Notes due 2022 (the “7.750% Notes”), the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock (the “Certificate of Designation”), and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

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

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or any of them ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition or disposition targets or business opportunities that are not consummated;

•	our ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our common stock; and

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions, including the AAG Acquisition;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

•	the performance of third-parties, including distributors, technology service providers, providers of outsourced services and FGL’s third-party asset managers;

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

•	FGL’s ability to protect its intellectual property;

•	difficulties arising from FGL and Front Street’s outsourcing relationships;

•	the impact on FGL and Front Street of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

•	the adverse consequences if the independent contractor status of FGL’s independent insurance marketing organizations is successfully challenged;

•	the adverse tax consequence to FGL if FGL generates passive income in excess of operating expenses;

•	the operating and financial restrictions applicable to FGL and Front Street, which may prevent FGL or Front Street from capitalizing on business opportunities;

•	FGL’s, Front Street’s and their subsidiaries’ abilities to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends;

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

•
their respective abilities to address a variety of operational risks, including reputational risk, legal and compliance risk (including with respect to Salus' and CorAmerica's compliance with regulations applicable to registered investment advisors), the risk of fraud or theft, operational errors and systems malfunctions.

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

•
the impact of Compass' substantial indebtedness on its business, financial condition and results of operations and Compass' ability to stay in compliance with the applicable positive and negative covenants contained therein;

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
When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K and last quarterly report on Form 10-Q ("Form 10-Q"), as well as the risk factor below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item IA, of our Form 10-Q.

Risks Related to HRG
We and our subsidiaries may not be successful in identifying and consummating suitable acquisition, disposition or other business opportunities; our and our subsidiaries’ current or future acquired businesses may not enhance our or our subsidiaries’ business or financial condition.
The successful implementation of our and our subsidiaries’ business strategy depends on our and our subsidiaries’ ability to identify and consummate suitable acquisitions, dispositions or other business opportunities. However, there is no assurance that we or our subsidiaries will be successful in identifying or consummating suitable acquisitions, dispositions or other business opportunities at favorable valuations and terms, at desired times, or at all. Furthermore, attractive business opportunities may be limited or prohibited by applicable regulatory regimes. Any future acquisition, disposition or business opportunity may also require a substantial amount of our or our subsidiaries’ management’s time and may be difficult to successfully execute, and in the case of acquisitions, integrate, which could adversely affect our or our subsidiaries management’s ability to identify and consummate other acquisitions or business opportunities. Any such failure could have a material adverse effect on our or our subsidiaries’ results of operations and financial condition and our or our subsidiaries’ ability to service our debt.
Even if we or our subsidiaries do execute our acquisitions, dispositions and/or other business opportunities, there is no assurance that we or our subsidiaries will be successful in enhancing our or our subsidiaries’ business or financial condition or that such transaction will be successful.
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
Our participation in any joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We have in the past, and we may in the future, make acquisitions of partial ownership interests in businesses or otherwise acquire businesses jointly or partner with others in our existing businesses such that we are not the sole and/or majority equity owner. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding such business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These holdings may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their shares of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future, we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner, in which case, we may be liable in the event such partner defaults on its guarantee obligation.
We could consume resources in researching acquisitions, dispositions, business opportunities or financings and capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.
We anticipate that the investigation of each specific acquisition, disposition or business opportunity and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transaction, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity or financing and capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, disposition, investment or financing, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
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

In addition, we have, and may in the future, directly or indirectly through one or more of our subsidiaries, provide additional capital investments or credit support to our existing or future operating companies. Such additional capital investments or credit support have the effect of increasing our economic exposure and risk to the performance and prospects of such operating companies.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us.
Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions or disposition, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about the transaction until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction. Any such transaction could materially change the nature of our or our subsidiaries’ business, financial statement, performance, risk profile or liquidity. Even if a stockholder vote is required for any of our future acquisitions, our amended and restated certificate of incorporation and our bylaws allow for our stockholders to approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.
Risks Related to Spectrum Brands’ Business
The AAG Acquisition may not be consummated, and if such acquisition is not consummated, Spectrum Brands may be subject to monetary or other damages under the AAG Merger Agreement.
On April 28, 2015, Spectrum Brands entered into an Agreement and Plan of Merger (the “AAG Merger Agreement”) with Armored AutoGroup Parent Inc. (“AAG”), Ignite Merger Sub, Inc., a direct wholly owned subsidiary of Spectrum Brands, Inc., and Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of AAG. Under the AAG Merger Agreement, Spectrum Brands will acquire AAG for a purchase price of approximately $1,400.0 million (subject to customary adjustments for cash, debt, net working capital and transaction-related expenses described in the AAG Merger Agreement), which will be paid entirely in cash (the “AAG Acquisition”). Completion of this acquisition is subject to certain limited conditions, including the accuracy of AAG’s representations and warranties, material compliance by AAG with certain pre-closing covenants, regulatory review and no material adverse change in AAG since the date of the AAG Merger Agreement.
Spectrum Brands expects the AAG Acquisition to close by the end of its fiscal third quarter. There can be no assurance, however, that all closing conditions for the acquisition will be satisfied. The AAG Merger Agreement may be terminated by the mutual consent of the parties and under certain other circumstances, including by either party if the closing of the acquisition has not occurred by June 30, 2015.
The representations, warranties and covenants made by AAG in the AAG Merger Agreement do not survive the closing and are not subject to indemnification. Therefore, in the event that AAG breaches the representations, warranties and covenants made by AAG in the AAG Merger Agreement, except in respect of those covenants and agreements that by their terms apply or are to be performed in whole or in part at or after the closing, Spectrum Brands will have no recourse to AAG’s former shareholders other than for actual fraud. Spectrum Brands has elected to self-insure against such risk.
Spectrum Brands plans to fund the AAG Acquisition and associated fees and expenses through a combination of new debt and equity, including equity to be purchased by HRG. However, Spectrum Brands’ ability to obtain financing is subject to certain conditions that may not be satisfied at the closing of the AAG Acquisition. If Spectrum Brands is unable to obtain sufficient financing or experiences a significant diminution of its existing cash and cash equivalents or other sources of capital, and as a result Spectrum Brands does not have sufficient funds to complete the AAG Acquisition or otherwise does not consummate the AAG Acquisition, Spectrum Brands may be subject to monetary or other damages under the AAG Merger Agreement as a result of Spectrum Brands’ failure to complete the AAG Acquisition. Spectrum Brands’ ability to obtain financing is not a condition to closing under the AAG Merger Agreement.
Failure to complete the AAG Acquisition could impact Spectrum Brands’ stock price and Spectrum Brands’ future business and financial results.
If the AAG Acquisition is not completed or Spectrum Brands’ financing for the AAG Acquisition becomes unavailable, Spectrum Brands’ ongoing business and financial results may be adversely affected and Spectrum Brands will be subject to a number of risks, including the following:

•
depending on the reasons for the failure to complete the AAG Acquisition, Spectrum Brands could be liable to AAG or its current owners for monetary or other damages in connection with the termination or breach of the merger agreement;

•	Spectrum Brands has dedicated significant time and resources, financial and otherwise, in planning for the AAG Acquisition and the associated integration;

•	Spectrum Brands is responsible for certain transaction costs relating to the AAG Acquisition, whether or not the acquisition is completed;

•
while the AAG Merger Agreement is in force, Spectrum Brands is subject to certain restrictions on the conduct of its business, including Spectrum Brands’ ability to make certain other significant acquisitions, which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the AAG Acquisition (including integration planning) may require substantial commitments of time and resources by Spectrum Brands’ management, whether or not the acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to Spectrum Brands.

In addition, if the AAG Acquisition is not completed, Spectrum Brands may experience negative reactions from the financial markets and from its customers and employees. Spectrum Brands may also be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against Spectrum Brands to perform its obligations under the merger agreement. If the acquisition is not completed, these risks may materialize and may adversely affect Spectrum Brands’ business, financial results and financial condition, as well as the price of its common stock.
Spectrum Brands faces significant risks from the AAG Acquisition similar to risks generally associated with Spectrum Brands’ acquisition and expansion strategy.
The AAG Acquisition subjects Spectrum Brands to significant risks generally associated with its acquisition and expansion strategy. Significant costs have been incurred and are expected to be incurred in connection with the AAG Acquisition and Spectrum Brands’ integration of AAG with its business, including legal, accounting, financial advisory and other costs. Spectrum Brands may also not realize the anticipated benefits of, and synergies from, the AAG Acquisition and will be responsible for certain liabilities and integration costs as a result of the AAG Acquisition. As a result of the AAG Acquisition and other acquisitions, Spectrum Brands may also not be able to retain key personnel or recruit additional qualified personnel, which could require Spectrum Brands to incur substantial additional costs to recruit replacement personnel. General customer uncertainty, including Spectrum Brands’ and AAG’s customers, related to the AAG Acquisition could also harm Spectrum Brands. Each of these risks, which is described in more detail in HRG’s Form 10-K, could result in the AAG Acquisition having a material adverse effect on Spectrum Brands’ business.
Spectrum Brands and AAG have similar major customers and the loss of any significant customer may adversely affect Spectrum Brands’ results of operations.
A limited number of the same customers represents a large percentage of Spectrum Brands’ and AAG’s respective net sales. One of Spectrum Brands’ largest customers accounted for approximately 23% of AAG’s net sales for the twelve months ended December 31, 2014. AAG’s next largest customer accounted for approximately 12% of net sales for the same period and no other customer accounted for more than 10% of AAG’s net sales for the same period. The success of Spectrum Brands’ and AAG’s businesses depend, in part, on Spectrum Brands’ ability to maintain its level of sales and product distribution through high-volume distributors, retailers, super centers and mass merchandisers.
Currently, neither Spectrum Brands nor AAG have long-term supply agreements with a substantial number of Spectrum Brands’ retail customers, including Spectrum Brands’ largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by Spectrum Brands’ major customers, whether before or after the AAG Acquisition, to discontinue or decrease the amount of products purchased from Spectrum Brands, sell a national brand on an exclusive basis or change the manner of doing business with Spectrum Brands could reduce Spectrum Brands’ revenues and materially adversely affect Spectrum Brands’ results of operations. See “Risk Factors-Risks Related to Spectrum Brands’ Business-Consolidation of retailers and Spectrum Brands’ dependence on a small number of key customers for a significant percentage of its sales may negatively affect its business, financial condition and results of operations,” contained in HRG’s Form 10-K.
If Armored AutoGroup Inc. (“AAG Sub”), which is a wholly owned subsidiary of AAG, fails to maintain adequate internal controls over financial reporting, its business could be materially and adversely affected.
In connection with the preparation of AAG Sub’s financial statements for the year ended December 31, 2014, certain significant deficiencies in internal control became evident to its management that, in the aggregate, represent a material weakness. The significant deficiencies included:

•
Inadequate Revenue Recognition Process. There was a lack of communication between operations and finance personnel, as well as an inadequate control design which failed to detect shipments that were delayed in ports on the west coast of the United States, due to the work slowdown of the International Longshore and Warehouse Union during the fourth quarter of 2014.

•
Inadequate review of material contracts. The control designed to ensure that all material contracts are reviewed by finance personnel did not operate as intended. Specifically, a contract related to AAG Sub’s third party logistics provider was executed during the fourth quarter and the required review and accounting assessment was not performed by finance personnel on a timely basis.

•
Inadequate Accounting for Shared Services Process. In connection with the acquisition by AAG of IDQ Sub, AAG Sub entered into a Shared Services Agreement with IDQ and AAG, pursuant to which certain services are provided by one party to another, as agreed by AAG Sub, AAG and IDQ Sub, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ Sub and AAG Sub. In one instance there was a lack of proper review of invoices to properly attribute costs, assets and liabilities to IDQ Sub, AAG, or AAG Sub.

•
Inadequate controls around inventory. Procedures and controls were not adequately designed and did not operate effectively related to the inventory process. Specifically, management of AAG Sub failed to adequately document the procedures and controls around inventory cycle counts. Additionally, controls around the approval of inventory adjustments, monthly inventory reconciliations, and product cost roll ups, were not consistently performed or documented throughout the year.

AAG Sub has reported that it has implemented certain remediation measures and is in the process of designing and implementing additional remediation measures to address the material weakness, and AAG Sub expects to remediate the material weakness as soon as practicable.  However, upon consummation of the AAG Acquisition, we may conclude that these remedial measures were insufficient, or we may identify additional material weaknesses or significant deficiencies in AAG Sub’s internal control over financial reporting, which, in either case, may result in AAG Sub’s or our business and financial condition being adversely impacted.
A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on the ability of IDQ Holdings, Inc. (“IDQ Sub”), which is a wholly owned subsidiary of AAG, to sell its aftermarket A/C products.
The refrigerant R-134a is a critical component of IDQ Sub’s aftermarket A/C products and is used in products which comprised approximately 90% of its gross sales in 2014. Older generation refrigerants such as R-12 (Freon)

have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.
The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, IDQ Sub has reported that it cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full-scale commercial production and therefore would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, the future market for IDQ Sub’s products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.
In addition, regulations may be enacted governing the packaging, use and disposal of IDQ Sub’s products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. While IDQ Sub has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or its inability to sell its products in those markets, which could have a material adverse impact on its results of operations, financial condition and cash flows. Several companies in the refrigerant industry are in the process of developing or have developed future alternatives to R-134a. For example, HFO-1234yf is the leading long term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles. In 2010, the EPA approved the use of HFO-1234yf in new vehicles and there are several 2013 and newer models that now include HFO-1234yf in their A/C systems. Additionally, in 2013, the EPA also finalized a SNUR for HFO-1234yf that effectively permits future use by DIY consumers, should the refrigerant ever gain widespread use. If other substitutes for R-134a become widely used in A/ C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on IDQ Sub’s results of operations, financial condition and cash flows. In addition, the cost of HFO-1234yf will likely be higher than that of R-134a. If HFO-1234yf becomes widely used and IDQ Sub is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.
All of IDQ Sub’s products are produced at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on its results of operations.
IDQ Sub’s manufacturing facility consists of one site which is located in Garland, Texas and thus it is dependent upon the continued safe operation of this facility. Its facility is subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at IDQ Sub’s facility due to any of these hazards could cause a disruption in the production of its products. IDQ Sub may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve IDQ Sub’s throughput or to upgrade or repair its production lines. IDQ Sub’s insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate IDQ Sub for the cost of replacement for any such damage and any loss from business interruption. As a result, IDQ Sub may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations, which could have a material adverse effect on IDQ Sub’s relationships with its customers and on its results of operations, financial condition or cash flows in any given period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2015, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HRG’s board of directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock.
The following table sets forth repurchase of our common stock during the fiscal quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (in thousands)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value (in millions) of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2015 through January 31, 2015	239.1	$13.49	239.1	$12.3
February 1, 2015 through February 28, 2015	—	—	—	—
March 1, 2015 through March 31, 2015	—	—	—	—
Quarter ended March 31, 2015	239.1	$13.49	239.1	$12.3

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

3.1
Certificate of Ownership and Merger filed with the Delaware Secretary of State on March 9, 2015 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 11, 2015 ((File No. 1-4219)).

3.2	Amended Bylaws of HRG Group, Inc., amended as of March 9, 2015 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 11, 2015 ((File No. 1-4219))

4.1
Registration Rights Agreement, dated as of April 14, 2015, by and between HRG Group, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 15, 2015 (File No. 1-4219)).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	May 8, 2015	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)