Form 10-Q
period 2015-06-30
HRG GROUP, INC.
filed 2015-08-06
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 201,360,586 shares of the registrant’s common stock outstanding as of August 3, 2015.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities	$17,723.6	$17,211.5
Equity securities	621.5	768.1
Derivatives	220.4	296.3
Asset-based loans	490.0	811.6
Other invested assets	442.4	165.0
Total investments	19,497.9	19,252.5
Cash and cash equivalents	1,293.2	1,319.2
Receivables, net	754.7	585.1
Inventories, net	903.7	635.2
Accrued investment income	165.8	184.9
Reinsurance recoverable	2,382.2	2,397.6
Deferred tax assets	275.9	186.7
Properties, including oil and natural gas properties, net	855.8	908.6
Goodwill	2,498.7	1,524.8
Intangibles, including deferred acquisition costs and value of business acquired, net	3,386.0	2,683.7
Other assets	956.1	421.9
Total assets	$32,970.0	$30,100.2

LIABILITIES AND EQUITY
Insurance reserves:
Contractholder funds	$17,703.9	$16,463.5
Future policy benefits	4,059.2	3,655.5
Liability for policy and contract claims	60.3	58.1
Funds withheld from reinsurers	37.7	38.0
Total insurance reserves	21,861.1	20,215.1
Debt	6,832.7	5,157.8
Accounts payable and other current liabilities	927.2	1,033.0
Employee benefit obligations	78.5	86.2
Deferred tax liabilities	611.7	533.3
Other liabilities	787.0	817.8
Total liabilities	31,098.2	27,843.2

Commitments and contingencies

HRG Group, Inc. stockholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,463.5	1,472.3
Accumulated deficit	(690.0)	(276.3)
Accumulated other comprehensive income	64.2	243.6
Total HRG Group, Inc. stockholders' equity	839.7	1,441.6
Noncontrolling interest:	1,032.1	815.4
Total permanent equity	1,871.8	2,257.0
Total liabilities and equity	$32,970.0	$30,100.2
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Net consumer and other product sales	$1,249.7	$1,133.2	$3,425.0	$3,255.5
Oil and natural gas	24.3	37.6	84.6	112.3
Insurance premiums	17.8	13.3	44.0	42.0
Net investment income	231.6	210.9	687.4	618.5
Net investment gains	5.7	184.6	53.8	367.4
Insurance and investment product fees and other	24.4	19.8	68.6	54.9
Total revenues	1,553.5	1,599.4	4,363.4	4,450.6
Operating costs and expenses:
Cost of consumer products and other goods sold	791.3	714.9	2,210.3	2,096.4
Oil and natural gas direct operating costs	22.3	17.7	66.1	50.9
Benefits and other changes in policy reserves	56.3	265.1	493.0	696.3
Selling, acquisition, operating and general expenses	395.6	332.2	1,113.5	978.4
Impairments and bad debt expense	113.9	(0.3)	613.4	82.5
Amortization of intangibles	99.6	40.7	149.6	121.5
Total operating costs and expenses	1,479.0	1,370.3	4,645.9	4,026.0
Operating income (loss)	74.5	229.1	(282.5)	424.6
Interest expense	(154.0)	(77.9)	(320.1)	(239.1)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	—	38.0	—	(12.7)
Gain on contingent purchase price reduction	3.0	—	8.5	0.5
Other income (expense), net	36.8	6.0	223.3	(10.5)
(Loss) income from continuing operations before income taxes	(39.7)	195.2	(370.8)	162.8
Income tax expense	1.7	53.7	14.5	78.7
Net (loss) income	(41.4)	141.5	(385.3)	84.1
Less: Net income attributable to noncontrolling interest	34.2	43.2	28.4	88.1
Net (loss) income attributable to controlling interest	(75.6)	98.3	(413.7)	(4.0)
Less: Preferred stock dividends and accretion	—	49.3	—	73.6
Net (loss) income attributable to common and participating preferred stockholders	$(75.6)	$49.0	$(413.7)	$(77.6)

Net (loss) income per common share attributable to controlling interest:
Basic	$(0.38)	$0.28	$(2.09)	$(0.52)
Diluted	$(0.38)	$0.28	$(2.09)	$(0.52)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net (loss) income	$(41.4)	$141.5	$(385.3)	$84.1

Other comprehensive (loss) income
Foreign currency translation gains (losses)	9.5	8.4	(68.6)	5.6
Net unrealized loss on derivative instruments
Changes in derivative instruments before reclassification adjustment	(7.8)	(3.0)	9.3	(3.9)
Net reclassification adjustment for (gains) losses included in net income	(8.1)	1.3	(19.9)	2.2
Changes in derivative instruments after reclassification adjustment	(15.9)	(1.7)	(10.6)	(1.7)
Deferred tax effect	3.9	0.2	2.0	0.1
Net unrealized loss on derivative instruments	(12.0)	(1.5)	(8.6)	(1.6)
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(1.1)	0.2	2.6	(0.4)
Net reclassification adjustment for losses included in cost of goods sold	0.2	0.2	0.5	0.4
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.1	0.2	0.6	0.7
Changes in actuarial adjustments to pension plans	(0.8)	0.6	3.7	0.7
Changes in deferred income tax asset/liability	0.2	(0.2)	(0.9)	(0.2)
Net actuarial adjustments to pension plans	(0.6)	0.4	2.8	0.5
Unrealized investment (losses) gains:
Changes in unrealized investment (losses) gains before reclassification adjustment	(522.8)	350.6	(420.5)	727.2
Net reclassification adjustment for (gains) losses included in net income	(48.3)	(71.5)	13.8	(89.8)
Changes in unrealized investment (losses) gains after reclassification adjustment	(571.1)	279.1	(406.7)	637.4
Adjustments to intangible assets	211.5	(86.1)	141.5	(191.2)
Changes in deferred income tax asset/liability	127.4	(68.8)	93.1	(156.4)
Net unrealized (losses) gains on investments	(232.2)	124.2	(172.1)	289.8
Net change to derive comprehensive (loss) income for the period	(235.3)	131.5	(246.5)	294.3
Comprehensive (loss) income	(276.7)	273.0	(631.8)	378.4
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net income	34.2	43.2	28.4	88.1
Other comprehensive (loss) income	(46.2)	28.0	(64.5)	58.0
	(12.0)	71.2	(36.1)	146.1
Comprehensive (loss) income attributable to the controlling interest	$(264.7)	$201.8	$(595.7)	$232.3
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(385.3)	$84.1
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	100.6	92.1
Amortization of intangibles	149.6	121.5
Impairment of intangible assets and goodwill	60.2	—
Impairment of oil and gas properties	439.4	81.0
Loan provision and bad debt expense	113.8	1.5
Stock-based compensation	71.9	67.1
Amortization of debt issuance costs	13.8	14.7
Amortization of debt discount	3.1	2.2
Write-off of debt issuance costs and (premiums) discounts on retired debt	12.9	9.2
Deferred income taxes	(32.2)	(1.4)
Gain on contingent purchase price reduction	(8.5)	(0.5)
Interest credited/index credits to contractholder account balances	390.6	585.1
Collateral (paid) received	(31.5)	80.1
Amortization of fixed maturity discounts and premiums	(42.8)	(29.6)
Net recognized gains on investments and derivatives	(295.2)	(341.5)
Charges assessed to contractholders for mortality and administration	(50.4)	(34.4)
Deferred policy acquisition costs	(251.6)	(172.5)
Non-cash increase to cost of goods sold due to acquisition inventory step up	7.7	—
Non-cash restructuring and related charges	16.1	4.0
Changes in operating assets and liabilities:	(447.1)	(398.3)
Net change in cash due to operating activities	(164.9)	164.4
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	4,162.1	4,754.5
Cost of investments acquired	(4,965.6)	(5,929.7)
Acquisitions, net of cash acquired	(1,322.0)	(25.8)
Net asset-based loan repayments (originations)	242.2	(102.0)
Capital expenditures	(71.6)	(69.1)
Proceeds from sales of assets	20.7	9.1
Other investing activities, net	(0.9)	(0.1)
Net change in cash due to investing activities	(1,935.1)	(1,363.1)
Cash flows from financing activities:
Proceeds from issuance of new debt	3,691.0	748.3
Repayment of debt, including tender and call premiums	(2,429.7)	(571.9)
Revolving credit facility activity	47.5	89.9
Repayments of debt	(211.9)	—
Debt issuance costs	(45.8)	(11.0)
Purchases of subsidiary stock, net	(48.2)	(8.3)
Contractholder account deposits	2,123.6	1,778.9
Contractholder account withdrawals	(1,257.2)	(1,360.8)
Dividend paid by subsidiary to noncontrolling interest	(24.8)	(20.7)
Dividends paid on preferred stock	—	(20.4)
Share based award tax withholding payments	(20.3)	(32.1)
Net proceeds from issuance subsidiary common stock	281.1	172.6
Common stock repurchased	(22.2)	(12.1)
Other financing activities, net	3.9	2.5
Net change in cash due to financing activities	2,087.0	754.9
Effect of exchange rate changes on cash and cash equivalents	(13.0)	—
Net change in cash and cash equivalents	(26.0)	(443.8)
Cash and cash equivalents at beginning of period	1,319.2	1,899.7
Cash and cash equivalents at end of period	$1,293.2	$1,455.9
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share and unit measures or as otherwise specified)

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
On November 4, 2014, Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of HRG, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited (“Ability Re Holdings”) for $19.2 in cash. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. See Note 3, Acquisitions.
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
On December 31, 2014, Spectrum Brands completed a $115.7 cash acquisition, net of working capital adjustments, of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands ("European IAMS and Eukanuba"), leading premium brands for dogs and cats. See Note 3, Acquisitions.
On January 16, 2015, Spectrum Brands completed a $148.3 cash acquisition, net of working capital adjustments, of Salix Animal Health LLC ("Salix"), the world's leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. See Note 3, Acquisitions.
On March 6, 2015, the Company appointed Omar Asali, its then President, to the additional position of Chief Executive Officer.
On April 6, 2015, the Company, announced that it is exploring strategic alternatives for Fidelity & Guaranty Life ("FGL"). Following such announcement, FGL began a strategic review process for the Company. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction, if pursued, will be consummated. The exploration of strategic alternatives may be terminated at any time and without notice. Neither the Company, nor any of its affiliates intend to disclose developments with respect to this process unless and until a definitive specific transaction or final course of action has been approved or determined.
On April 14, 2015, the Company issued $100.0 aggregate principal amount of 7.875% senior secured notes due 2019 (the "7.875% Notes") at 104.5% of par plus accrued interest from January 15, 2015. See Note 8, Debt.

On April 19, 2015, FOHG Holdings, LLC and its subsidiaries (together, “FOHG”) commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. Prior to the bankruptcy, three of the Company’s consolidated subsidiaries were lenders to FOHG. Upon filing for bankruptcy, the Company deconsolidated FOHG from the Condensed Consolidated Financial Statements in the third fiscal quarter of 2015 and such loans are no longer eliminated in consolidation. The Company recorded a $38.5 gain on the deconsolidation, reported in "Other income (expense), net", on the Condensed Consolidated Statements of Operations and $16.3 of impairments related to the loans with FOHG. On June 3, 2015, following receipt of court approval, FOHG sold (the "ABG Sale") its brand and inventory to Authentic Brands Group Inc. ("ABG"), a third party licensing company, with the majority of the proceeds used to repay a portion of the loans with the Company.
On May 19, 2015, the Company issued $160.0 aggregate principal amount of 7.875% Notes at 104.50% of par plus accrued interest from January 15, 2015 and $140.0 aggregate principal amount of 7.75% Senior Notes due 2022 (the “7.75% Notes”) at 98.51% of par plus accrued interest from January 15, 2015. See Note 8, Debt.
On May 21, 2015, Spectrum Brands completed its approximately $1,400.0 acquisition (the “AAG Acquisition”) of Armored AutoGroup Parent Inc. (“AAG”), a consumer products company consisting primarily of Armor All and STP products, two brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products. See Note 3, Acquisitions. Spectrum Brands funded the AAG Acquisition with the proceeds of its offering of an aggregate principal amount of $1,000.0 of 5.75% senior notes due 2025 (the "5.75% Notes") and Spectrum Brands' registered offering of $575.0 of shares of Spectrum Brands' common stock (the "Equity Offering"). See Note 8, Debt. In the Equity Offering, HRG acquired 49% of the common stock offered thereby.
In June 2015, the Company received $61.6 from OM Group (UK) Limited ("OMGUK") for the settlement of a $50.0 purchase price adjustment in connection with HRG's acquisition of FGL's subsidiaries on April 6, 2011, plus interest and attorney's fees and net of $7.6 for the settlement of a counterclaim related to the financing of certain statutory reserves. See Note 13, Commitments and Contingencies.
Also in June 2015, Compass completed the sale of certain oil and natural gas properties in Northern Louisiana for $19.2.
On June 23, 2015, Spectrum Brands refinanced all of its outstanding indebtedness under its existing term loans and asset based lending revolving credit facility (the “Existing Facilities”) with a new senior secured credit facility consisting of term loans in the amount of $1,450.0, €300.0 and CAD$75.0 and a $500.0 revolving credit facility (the “New Facilities”). The proceeds from the Term Loan and draws on the Revolver Facility were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Loan”), repay Spectrum Brands’ outstanding 6.75% senior unsecured notes (the "6.75% Notes"), repay the Spectrum Brands’ then-existing asset based revolving loan facility (the “Prior Revolver Facility”), and to pay fees and expenses in connection with the refinancing and for general corporate purposes. See Note 8, Debt.
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 21, 2014 (the "Form 10-K"). The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2015.
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
At June 30, 2015, the non-controlling interest component of total equity primarily represents the 42.5% share of Spectrum Brands and the 19.3% of FGL not owned by HRG.

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
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. As of June 30, 2015, the trailing 12 month period month reference prices were $3.39 per Million British Thermal Units ("Mmbtu") for natural gas at Henry Hub ("HH"), and $71.68 per barrel ("Bbl") of oil for West Texas Intermediate at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $27.58 per Bbl and was based on the trailing 12 month period month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
For the three months ended June 30, 2015, Compass recognized impairments to its proved oil and natural gas properties of $102.8 primarily due to a decline in oil and natural gas prices. During the nine months ended June 30, 2015, Compass recognized impairments of $439.4 to its proved oil and natural gas properties. The impairments for the nine months ended June 30, 2015 were due to the sharp decline in oil and natural gas prices as well as the acquisition by HGI Energy of EXCO's interest in Compass. As further discussed in Note 3, Acquisitions, HGI Energy's acquisition of EXCO's remaining interest in Compass triggered the remeasurement of the Company's initial basis in Compass at fair value which increased Compass' full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange ("NYMEX") futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass' full cost pool exceeded its ceiling test limitation at December 31, 2014 resulting in an impairment. Compass did not recognize an impairment to its proved oil and natural gas properties for the three months ended June 30, 2014. Compass recognized an impairment of $81.0 for the nine months ended June 30, 2014 primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation.

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
Insurance Subsidiary Financial Information and Regulatory Matters
Fidelity & Guaranty Life Insurance Company's ("FGL Insurance") statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $232.5 and $251.3 at June 30, 2015 and September 30, 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $8.1 and $18.8 at June 30, 2015 and September 30, 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $48.8 and negative $81.3 as of June 30, 2015 and September 30, 2014, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as "NAIC-1." If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc's consent. FGL Insurance's carrying value of Raven Re at June 30, 2015 and September 30, 2014 was $191.7 and $188.8, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity ("FIA") index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an $19.7 increase to statutory capital and surplus at June 30, 2015. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid-in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  Accounting Standards Update ("ASU")ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project.  The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date. Prior LIHTC investments will continue to be accounted for under the effective-yield method. This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.

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
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December

15, 2015 and interim periods within those years. Current U.S. GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this ASU, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. Early adoption is permitted. The amendments in this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not adopt this standard early and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Inventory (Topic 330), Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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
Significant Acquisition
AAG
On May 21, 2015, Spectrum Brands completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products.

The following table summarizes the preliminary consideration paid for AAG:

Negotiated purchase price	$1,400.0
Preliminary working capital and other adjustments	71.4
Indebtedness acquired	(540.0)
Preliminary purchase price, net of indebtedness acquired	$931.4
The results of AAG's operations since May 21, 2015 are included in the Company’s unaudited Condensed Consolidated Statements of Operations and are reported in the Consumer Products segment.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the AAG Acquisition have been measured at their fair values at May 21, 2015 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The preliminary fair values recorded were determined based upon a valuation, and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities, residual goodwill and income taxes.
Spectrum Brands has evaluated and continues to evaluate pre-acquisition contingencies relating to the AAG Acquisition that existed as of the acquisition date. Based on the evaluation to date, Spectrum Brands has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, Spectrum Brands has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets acquired and liabilities assumed in the acquisition of AAG. Spectrum Brands continues to gather information relating to all pre-acquisition contingencies that it has assumed from the acquisition of AAG. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
The preliminary fair values recorded for the assets acquired and liabilities assumed for AAG were as follows:

Preliminary Valuation
Purchase price allocation	May 21, 2015
Cash and cash equivalents	$30.9
Receivables, net	156.1
Inventories, net	84.5
Properties, net	42.2
Intangibles, net	429.0
Other assets	26.0
Total assets acquired	768.7
Total liabilities assumed	803.0
Total identifiable net assets less goodwill	(34.3)
Goodwill	965.7
Total identifiable net assets	$931.4
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name, customer relationships, licensing agreements and proprietary technology at May 21, 2015. A summary of the significant inputs to the valuation is as follows:
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
The indefinite-lived trade names - The income approach was used, specifically the relief from royalty method was used. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $299.0 under this approach.
Technology - The income approach was applied, specifically the relief from royalty method was applied. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which were 8 to 10 years. The technology assets were valued at $45.0 under this approach.
Licensing agreements - The income approach was used for determining the fair value of licensing agreements. Under this method, the asset value was determined by estimating the revenue stream over the implied life of the agreements, which have an average life of 8 to 10 years. Licensing agreements were valued at $19.0 under this approach.
Customer relationships - Customer relationships were valued using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after- tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 2.0% to 12.1%. Spectrum Brands assumed a customer retention rate of approximately 95.0%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 9.5%. The customer relationships were valued at $66.0 under this approach and will be amortized over 15 years.
Supplemental Pro Formal Information (Unaudited)
The following reflects the Company’s pro forma results had the results of AAG been included for all periods presented.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net sales:
Reported net consumer and other product sales	$1,249.7	$1,133.2	$3,425.0	$3,255.5
AAG adjustment	88.1	157.1	275.9	307.8
Pro forma net consumer and other product sales	$1,337.8	$1,290.3	$3,700.9	$3,563.3

Net (loss) income:
Reported net (loss) income	$(41.4)	$141.5	$(385.3)	$84.1
AAG adjustment (a)	4.4	4.9	(7.4)	(3.0)
Pro forma net (loss) income	$(37.0)	$146.4	$(392.7)	$81.1
(a) The AAG adjustment for the three and nine months ended June 30, 2015 excludes non-recurring debt extinguishment expense of $35.7 related to the retirement of AAG debt in relation with the AAG Acquisition and acquisition related costs incurred by AAG prior to May 21, 2015 of $25.2. The AAG adjustment for the nine months ended June 30, 2015 also excludes a non-recurring tradename impairment of $7.0.
Insignificant Acquisitions
Compass
On October 6, 2014, HGI Energy entered into an agreement to buy from EXCO their remaining 25.5% economic interest in Compass for $118.8. The transaction closed on October 31, 2014 resulting in HGI Energy owning an economic interest of 99.8% in Compass and 100% of the ownership interests in the general partner of Compass. As a result of this transaction, Compass became a consolidated subsidiary of the Company. At the closing, EXCO and Compass terminated the existing operating and administrative services agreements and entered into a customary transition services agreement pursuant to which EXCO provided certain transition services to Compass following the closing date. This transition services agreement was terminated during the three months ended June 30, 2015.
In accordance with ASC 805-10, if the acquirer holds a noncontrolling equity investment in the acquiree immediately before obtaining control, the acquirer must remeasure its investment to fair value as of the acquisition date and recognize any remeasurement gains or losses in earnings. Subsequent to the acquisition, the Company is the majority owner of Compass and the holder of a controlling interest. As a result, upon gaining a controlling interest the Company revalued its existing equity-method investment, recognizing a gain on the initial investment of $141.2. This increase was primarily due to the valuation of proved developed and undeveloped oil and natural gas properties which increased by $145.4.
The following table presents a summary of the fair value of assets and liabilities on October 31, 2014, which was the date the Company acquired control of Compass through HGI Energy's acquisition of the additional interest from EXCO:

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
Ability Re
On November 3, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings for $19.2 in cash. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities.
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
European IAMS and Eukanuba
On December 31, 2014, Spectrum Brands completed the acquisition of European IAMS and Eukanuba, premium brands for dogs and cats. The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $115.7.
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
The preliminary fair values recorded for the assets acquired and liabilities assumed for European IAMS and Eukanuba were as follows:

Preliminary Valuation
December 31, 2014
Inventories	$15.1
Prepaid expense	1.3
Other current assets	2.6
Property, plant and equipment, net	58.3
Intangible assets	40.5
Total assets acquired	117.8
Total liabilities assumed	5.6
Total identifiable net assets less goodwill	112.2
Goodwill	3.5
Total identifiable net assets	$115.7
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade names and customer relationships at December 31, 2014. A summary of the significant inputs to the valuation is as follows:

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
Technology assets - Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 8 years. The technology assets were valued at $3.6 under this approach.
Intangible assets - trade names - Spectrum Brands valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of European IAMS and Eukanuba, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $26.7 under this approach.
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

Salix
On January 16, 2015, Spectrum Brands completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $148.3.
Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Salix acquisition have been measured at their fair values at January 16, 2015, as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Salix were as follows:

Preliminary Valuation
January 16, 2014
Cash	$0.5
Accounts receivable	9.9
Inventories	17.0
Prepaid expense	2.4
Property, plant and equipment, net	1.2
Intangible assets	58.5
Total assets acquired	89.5
Total liabilities assumed	11.3
Total identifiable net assets less goodwill	78.2
Goodwill	70.1
Total identifiable net assets	$148.3
Preliminary Valuation Adjustments
Spectrum Brands performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade names, customer relationships and non-compete agreement at January 16, 2015. A summary of the significant inputs to the valuation is as follows:
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
Technology assets - Spectrum Brands valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 17 years. The technology assets were valued at $2.1 under this approach.
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
Intangible assets - definite-lived trade names - Spectrum Brands valued definite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. The trade names were valued at $1.0 under this approach and will be amortized over 13 years.
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

(4) Investments
The Company’s consolidated investments are summarized as follows:

	June 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,906.7	$4.9	$(24.1)	$1,887.5	$1,887.5
Commercial mortgage-backed securities	814.2	14.4	(7.0)	821.6	821.6
Corporates	9,378.5	346.2	(173.6)	9,551.1	9,551.1
Hybrids	1,223.6	46.4	(28.9)	1,241.1	1,241.1
Municipals	1,378.5	91.9	(19.8)	1,450.6	1,450.6
Residential mortgage-backed securities	2,099.5	100.6	(24.7)	2,175.4	2,175.4
U.S. Government	587.5	9.2	(0.4)	596.3	596.3
Total fixed maturities	17,388.5	613.6	(278.5)	17,723.6	17,723.6
Equity securities
Available-for-sale	561.1	22.9	(4.4)	579.6	579.6
Held for trading	18.7	23.2	—	41.9	41.9
Total equity securities	579.8	46.1	(4.4)	621.5	621.5
Derivatives	211.9	47.0	(38.5)	220.4	220.4
Asset-based loans	490.0	—	—	490.0	490.0
Other invested assets	442.4	—	—	442.4	442.4
Total investments	$19,112.6	$706.7	$(321.4)	$19,497.9	$19,497.9

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Residential mortgage-backed securities	1,984.8	140.3	(11.1)	2,114.0	2,114.0
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed-maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	141.2	8.2	(44.9)	104.5	104.5
Total equity securities	786.9	31.2	(50.0)	768.1	768.1
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Other invested assets	164.9	0.1	—	165.0	165.0
Total investments	$18,409.8	$1,001.1	$(158.4)	$19,252.5	$19,252.5
Included in accumulated other comprehensive income ("AOCI") were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities at June 30, 2015 and September 30, 2014, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $15,964.0 and $15,009.3 at June 30, 2015 and September 30, 2014, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.
FGL and Front Street Re (Delaware) Ltd. and its subsidiaries ("Front Street") held no material non-income producing investments during the three and nine months ended June 30, 2015 and 2014.
In accordance with FGL Insurance's Federal Home Loan Bank of Atlanta (“FHLB”) funding agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB agreement liabilities. The collateral investments had a fair value of $540.0 and $573.2 at June 30, 2015 and September 30, 2014, respectively.
Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2015
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$203.2	$205.7
Due after one year through five years	2,113.2	2,153.2
Due after five years through ten years	2,955.1	3,015.0
Due after ten years	6,623.3	6,804.1
Subtotal	11,894.8	12,178.0
Other securities which provide for periodic payments:
Asset-backed securities	1,906.7	1,887.5
Commercial-mortgage-backed securities	814.2	821.6
Structured hybrids	673.3	661.1
Residential mortgage-backed securities	2,099.5	2,175.4
Total fixed maturity available-for-sale securities	$17,388.5	$17,723.6
Securities in an Unrealized Loss Position
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$725.9	$(10.2)	$597.4	$(13.9)	$1,323.3	$(24.1)
Commercial-mortgage-backed securities	318.9	(6.9)	56.8	(0.1)	375.7	(7.0)
Corporates	2,832.7	(127.3)	893.8	(46.3)	3,726.5	(173.6)
Equities	59.9	(1.3)	94.6	(3.1)	154.5	(4.4)
Hybrids	174.1	(5.2)	360.9	(23.7)	535.0	(28.9)
Municipals	339.4	(12.8)	210.9	(7.0)	550.3	(19.8)
Residential mortgage-backed securities	496.2	(12.7)	246.2	(12.0)	742.4	(24.7)
U.S. Government	349.9	—	59.3	(0.4)	409.2	(0.4)
Total available-for-sale securities	$5,297.0	$(176.4)	$2,519.9	$(106.5)	$7,816.9	$(282.9)
Total number of available-for-sale securities in an unrealized loss position		783		300		1083

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Residential mortgage-backed securities	298.5	(5.8)	177.6	(5.3)	476.1	(11.1)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629
At June 30, 2015 and September 30, 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At June 30, 2015 and September 30, 2014, securities with a fair value of $66.7 and $0.2, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
For the three and nine months ended June 30, 2015 and 2014, the Company recognized no material impairment losses on available-for-sale fixed maturity and equity securities. The portion of other-than-temporary impairments recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income.
Asset-based Loans
Salus Capital Partners, LLC (“Salus”) portfolio of asset-based loans receivable, included in “Asset-based loans” in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, consisted of the following:

	June 30, 2015	September 30, 2014
Asset-based loans, net of deferred fees, by major industry:
Apparel	$171.2	$191.6
Jewelry	81.4	100.1
Electronics	70.8	245.4
Home Furnishings	55.8	71.7
Manufacturing	49.8	56.9
Other	105.4	153.1
Total asset-based loans	534.4	818.8
Less: Allowance for credit losses	44.4	7.2
Total asset-based loans, net	$490.0	$811.6

Salus establishes its allowance for credit losses through a provision for credit losses based on its evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and nine months ended June 30, 2015 and 2014:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Allowance for credit losses:
Balance at beginning of period	$33.8	$7.0	$7.2	$5.2
Provision for credit losses	10.6	(0.3)	113.8	1.5
Charge-offs	—	—	(76.6)	—
Balance at end of period	$44.4	$6.7	$44.4	$6.7
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of June 30, 2015, there were four loans representing $91.3 that were considered delinquent by Salus, placed on nonaccrual status and categorized as doubtful. It is Salus' policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During the nine months ended June 30, 2015, the Company recognized charge-offs of $76.6. For the three and nine months ended June 30, 2015, the Company recorded additional net increases in the provision of credit losses of $10.6 and $37.2, respectively for a total recognized bad debt expense of $10.6 and $113.8, respectively. The internal risk rating of three delinquent loans was categorized as doubtful during the three months ended June 30, 2015. Salus has assessed the adequacy of its allowance for loan assets and believes the level of allowance for loan losses to be adequate to mitigate inherent losses in the portfolio. As of September 30, 2014, there were no outstanding loans that had been individually considered impaired.
During the nine months ended June 30, 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. ("RadioShack") approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $150.0 after giving effect to non-qualifying participation of $100.0 loan to RadioShack held by a third party. During the three months ended June 30, 2015, the $100.0 held by a third party had been repaid in full. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales, only some of which have been completed to date, and ongoing litigation.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015	$126.7	$44.9	$271.5	$91.3	$534.4
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
Commercial Mortgage Loans on Real Estate
Included in Other invested assets on the unaudited Condensed Consolidated Balance Sheets were commercial mortgage loans ("CMLs") of $403.9 and $136.2, or approximately 2.1% and 0.7% of the Company's total investments as of June 30, 2015 and September 30, 2014, respectively. FGL Insurance primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. FGL Insurance diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, FGL Insurance continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Office	$128.9	31.9%	$44.6	32.7%
Retail	128.9	31.9%	5.8	4.3%
Industrial - Warehouse	66.9	16.6%	48.0	35.2%
Multifamily	56.8	14.1%	37.8	27.8%
Hotel	12.5	3.1%	—	—%
Industrial - General	9.2	2.2%	—	—%
Funeral Home	0.7	0.2%	—	—%
Total	$403.9	100.0%	$136.2	100.0%

US Region:
East North Central	$113.3	28.1%	$27.8	20.4%
Middle Atlantic	81.3	20.1%	10.9	8.0%
Pacific	81.2	20.1%	61.5	45.1%
South Atlantic	55.7	13.8%	—	—%
Mountain	41.8	10.3%	—	—%
West South Central	19.6	4.9%	30.2	22.2%
West North Central	5.6	1.4%	5.8	4.3%
New England	5.4	1.3%	—	—%
Total	$403.9	100.0%	$136.2	100.0%
At June 30, 2015 and September 30, 2014, FGL Insurance had a CML portfolio with 100% of all CMLs having a loan-to-value ("LTV") ratio of less than 75%. As of June 30, 2015 all CMLs were current and have not experienced credit or other events which would require the recording of an impairment loss. FGL Insurance had not established a collective or specific CML valuation allowance as of June 30, 2015.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2015 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A (a)
June 30, 2015
LTV Ratios:
Less than 50%	$93.2	$—	$0.7	$93.9	23.3%	$93.9	23.3%
50% to 60%	128.4	19.6	—	148.0	36.6%	148.0	36.6%
60% to 75%	162.0	—	—	162.0	40.1%	162.0	40.1%
Total mortgage loans on real estate	$383.6	$19.6	$0.7	$403.9	100.0%	$403.9	100.0%
September 30, 2014
LTV Ratios:
Less than 50%	$44.6	$—	$0.8	$45.4	33.3%	$45.4	33.3%
50% to 60%	19.9	—	—	19.9	14.6%	19.9	14.6%
60% to 75%	70.9	—	—	70.9	52.1%	70.9	52.1%
Total mortgage loans on real estate	$135.4	$—	$0.8	$136.2	100.0%	$136.2	100.0%
(a) N/A - Current financial information not available.
FGL Insurance recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2015, FGL Insurance had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of FGL Insurance's CMLs on real estate:

	June 30, 2015	September 30, 2014
Current to 30 days	$403.9	$136.2
Total carrying value	$403.9	$136.2
As of June 30, 2015, FGL Insurance's CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Fixed maturity available-for-sale securities	$209.6	$192.1	$623.8	$568.1
Equity available-for-sale securities	10.2	7.1	27.9	16.7
Asset-based loans	9.7	16.7	36.2	44.5
Other investments	7.3	1.8	13.8	3.5
Gross investment income	236.8	217.7	701.7	632.8
External investment expense	(5.2)	(6.8)	(14.3)	(14.3)
Net investment income	$231.6	$210.9	$687.4	$618.5
For mortgage-backed securities, included in the fixed maturity available-for-sale securities portfolios, FGL recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income’’.
During the three months ended June 30, 2015, FGL received notice that FGL is entitled to receive a settlement as a result of its ownership of certain residential mortgage-backed securities that were issued by Countrywide, an entity which was later acquired by Bank of America. FGL has estimated the expected recovery from this settlement to be between $15.0 and $20.0, with a best estimate of $18.6. In compliance with FGL's accounting policy described above, FGL updated its cash flow projections for FGL's best estimate of the recovery as of June 30, 2015 and will accrete it prospectively over the remaining life of the related securities through FGL's effective yield and recognize the impact within "Net investment income." This change to cash flow projections had an immaterial impact on "Net investment income" during the three and nine months ended June 30, 2015. As of June 30, 2015, the weighted average remaining life on the affected securities was approximately six years.
Net investment gains
“Net investment gains” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net realized gains on fixed maturity available-for-sale securities	$54.6	$74.4	$60.5	$92.1
Realized (losses) gains on equity securities	(1.5)	3.0	(4.7)	13.8
Net realized gains on securities	53.1	77.4	55.8	105.9
Realized gains on certain derivative instruments	41.0	62.7	129.2	173.3
Unrealized (losses) gains on certain derivative instruments	(48.6)	38.9	(99.3)	78.2
Change in fair value of other embedded derivatives	(0.5)	0.3	0.5	0.3
Change in fair value of derivatives	(8.1)	101.9	30.4	251.8
Realized (losses) gains on other invested assets and funds withheld receivables	(39.3)	5.3	(32.4)	9.7
Net investment gains	$5.7	$184.6	$53.8	$367.4
For the three and nine months ended June 30, 2015, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,863.9 and $3,669.7, respectively, gross gains on such sales totaled $59.8 and $79.6, respectively, and gross losses totaled $6.2 and $50.7, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and nine months ended June 30, 2015. For the three and nine months ended June 30, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,724.6 and $4,352.5, respectively, gross gains on such sales totaled $74.6 and $96.8, respectively, and gross losses totaled $1.7 and $4.2, respectively. The proceeds from the sale of fixed maturity available-for sale securities exclude maturities and repayments for the three and nine months ended June 30, 2014.
Cash flows from consolidated investing activities by security classification were as follows:

	Nine months ended June 30,
	2015	2014
Proceeds from investments sold, matured or repaid:
Available-for-sale	$3,860.6	$4,402.1
Trading (acquired for holding)	—	54.9
Derivatives and other	301.5	297.5
	$4,162.1	$4,754.5
Cost of investments acquired:
Available-for-sale	$(4,495.3)	$(5,594.5)
Trading (acquired for holding)	—	(67.8)
Derivatives and other	(470.3)	(267.4)
	$(4,965.6)	$(5,929.7)
Concentrations of Investments
As of June 30, 2015 and September 30, 2014, the Company’s most significant investment in one industry, excluding U.S. Government securities, was the Company’s investment securities in the banking industry with a fair value of $1,982.0 or 10.2% and $2,240.3, or 11.6%, of the Company's invested assets portfolio, respectively. The Company’s holdings in this industry includes investments in 78 different issuers with the top 10 investments accounting for 40.3% of the total holdings in this industry. As of June 30, 2015 and September 30, 2014, the Company had investments in 14 and 4 issuers that exceeded 10% of the Company's stockholders’ equity with a fair value of $1,513.5 and $768.5, or 7.8% and 4.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of June 30, 2015 and September 30, 2014, had a fair value of $175.1, or 0.9% and $250.0, or 1.3%, respectively, of the Company's invested assets portfolio.

(5) Derivative Financial Instruments
The fair value of outstanding derivative contracts recorded in the accompanying unaudited Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	June 30, 2015	September 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$5.9	$12.0
Interest rate contracts	Other assets	—	0.6
Commodity contracts	Receivables, net	—	1.3
Foreign exchange contracts	Cash and cash equivalents	0.3	0.3
Total asset derivatives designated as hedging instruments		6.2	14.2
Derivatives not designated as hedging instruments:
Call options	Derivatives	220.1	296.3
Commodity contracts	Receivables, net	10.3	1.9
Futures contracts	Derivatives	0.3	—
Other embedded derivatives	Other invested assets	11.7	11.2
Foreign exchange contracts	Receivables, net	—	0.5
Total asset derivatives		$248.6	$324.1

Liability Derivatives	Classification	June 30, 2015	September 30, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable and other current liabilities	$1.8	$1.8
Interest rate contracts	Other liabilities	0.4	—
Commodity contracts	Accounts payable and other current liabilities	1.5	0.1
Commodity contracts	Other liabilities	0.1	—
Foreign exchange contracts	Accounts payable and other current liabilities	0.4	—
Foreign exchange contracts	Other liabilities	0.4	—
Total liability derivatives designated as hedging instruments		4.6	1.9
Derivatives not designated as hedging instruments:
FIA embedded derivative	Contractholder funds	2,173.7	1,908.1
Foreign exchange	Accounts payable and other current liabilities	0.2	0.1
Futures contracts	Other liabilities	—	0.5
Commodity contracts	Other liabilities	—	0.3
Total liability derivatives		$2,178.5	$1,910.9
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

During the three and nine months ended June 30, 2015 and 2014, the Company recognized the following gains and losses on these derivatives:

		Three months ended June 30,		Nine months ended June 30,
Classification	Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Revenues:
Net investment (losses) gains	Call options	$(7.6)	$91.1	$25.6	$226.6
	Futures contracts	—	10.5	4.3	24.9
	Change in fair value of other embedded derivatives	(0.5)	0.3	0.5	0.3
Operating costs and expenses:
Benefits and other changes in policy reserves	FIA embedded derivatives	$(43.7)	$145.8	$265.6	$320.1
Cost of consumer products and other goods sold	Commodity contracts	—	0.1	—	—
Other income and expense:
Other (expense) income , net	Oil and natural gas commodity contracts	$(2.7)	$(2.2)	$21.3	$(12.4)
	Foreign exchange contracts	5.0	(0.2)	(2.4)	0.4
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	Equity conversion feature of preferred stock	—	38.0	—	(12.7)
Additional Disclosures
Cash Flow Hedges
When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At both June 30, 2015 and September 30, 2014, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net loss on these contracts recorded in AOCI by Spectrum Brands at June 30, 2015 and September 30, 2014 was $1.0 and $0.4, respectively, net of tax and noncontrolling interest. At June 30, 2015 and September 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by Spectrum Brands over the next 12 months was $0.8 and $0.8, respectively, net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to "Net consumer and other product sales" or purchase price variance in "Cost of consumer products and other goods sold." At June 30, 2015, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2016 with a contract value of $293.8. The derivative net gain on these contracts recorded in AOCI at June 30, 2015 was $2.2, net of tax expense of $0.9. At June 30, 2015, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next twelve months was $2.4, net of tax.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2015, Spectrum Brands had a series of zinc swap contracts outstanding through September 2016 for 7.8 thousand metric tons with a contract value of $17.0. At June 30, 2015, Spectrum Brands had a series of brass swap contracts outstanding through March 2017 for 1.7 thousand metric tons with a contract value of $8.1. The derivative net loss on these contracts recorded in AOCI at June 30, 2015 was $0.8, net of tax benefit of $0.1. At June 30, 2015, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next twelve months is $0.7, net of tax.
Fair Value Contracts
Spectrum Brands
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2015 and September 30, 2014, Spectrum Brands had $139.2 and $108.9, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At June 30, 2015, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 10 thousand troy ounces with a contract value of $0.2. At September 30, 2014, Spectrum Brands had a series of such swap contracts outstanding through September 2015 for 25 thousand troy ounces with a contract value of $0.4.
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
Settlements in the normal course of maturities of derivative financial instrument contracts result in cash receipts from, or cash disbursements to, Compass' derivative contract counterparties. Changes in the fair value of Compass' derivative financial instrument contracts, which includes both cash and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the unaudited Condensed Consolidated Balance Sheets fair value amounts. Compass' natural gas and oil commodity contract derivative instruments are comprised of swap contracts, collars and three-way collars.
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
The following table presents Compass’ volumes and fair value of the oil derivative financial instrument as of June 30, 2015 (presented on a calendar-year basis):

(in millions, except volumes and prices)	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at June 30, 2015
Natural gas:
Swaps:
July - December 2015	5,520	$3.95	$5.8
Three-way collars:
July - October 2015	2,460		0.2
Short call		3.27
Long put		2.85
Short put		2.10
Total natural gas	7,980		$6.0
Oil:
Swaps:
July - December 2015	125	$94.98	$4.3
Collars:
July - December 2015	55		$—
Short call		67.50
Long put		50.00
Three-way collars:
January - December 2016	110		$—
Short call		80.00
Long put		60.00
Short put		45.00
Total oil	290		$4.3
Total oil and natural gas derivatives			$10.3
At September 30, 2014, Compass had outstanding derivative contracts to mitigate price volatility covering 6,821 Billion British Thermal Units ("Mmbtus") of natural gas and 254 Thousand Barrels ("Mbbls") of oil. At June 30, 2015, the average forward NYMEX oil prices per Bbl for the remainder of 2015 was $60.38, and the average forward NYMEX natural gas prices per Mmbtu for 2015 was $2.92. Compass derivative financial instruments covered approximately 64% and 58% of production volumes for the three and nine months ended June 30, 2015, respectively, and 68% and 74% of production volumes for the three and nine months ended June 30, 2014, respectively.
Other Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which was based on the actual return of the fund. At June 30, 2015 the fair value of the embedded derivative was $11.7. At maturity of the fund-linked note, FGL Insurance will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities" within the accompanying unaudited Condensed Consolidated Balance Sheets.
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
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,438.4	$58.7	$14.9	$43.8	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A/A3/BBB+	2,660.1	71.8	39.4	32.4	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A1/A	3,746.8	88.3	64.5	23.8	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A-	127.0	1.3	—	1.3	258.0	10.6	—	10.6
Total		$8,972.3	$220.1	$118.8	$101.3	$7,602.6	$296.3	$188.0	$108.3
(a) An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2015 and September 30, 2014, counterparties posted $118.8 and $188.0 of collateral, of which $103.9 and $135.5, respectively, is included in "Cash and cash equivalents," with an associated payable for this collateral included in "Other liabilities" in the unaudited Condensed Consolidated Balance Sheets. The remaining $14.9 and $52.5 of non-cash collateral was held by a third-party custodian at June 30, 2015 and September 30, 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $101.3 and $108.3 at June 30, 2015 and September 30, 2014, respectively. FGL held 1,819 and 2,348 futures contracts at June 30, 2015 and September 30, 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $8.3 and $10.8 at June 30, 2015 and September 30, 2014, respectively.

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	June 30, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Contingent purchase price reduction receivable	$—	$—	$—	$—	$—	$—	$41.5	$41.5
Derivatives:
Interest rate contracts	—	—	—	—	—	0.6	—	0.6
Commodity contracts	—	10.3	—	10.3	—	3.2	—	3.2
Foreign exchange contracts	—	6.2	—	6.2	—	12.8	—	12.8
Call options and futures contracts	—	220.4	—	220.4	—	296.3	—	296.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,854.4	33.1	1,887.5	—	1,755.9	37.0	1,792.9
Commercial mortgage-backed securities	—	681.5	140.1	821.6	—	553.8	83.1	636.9
Corporates	—	8,634.2	916.9	9,551.1	—	8,945.8	850.0	9,795.8
Hybrids	—	1,241.1	—	1,241.1	—	1,316.1	—	1,316.1
Municipals	—	1,413.1	37.5	1,450.6	—	1,222.6	37.2	1,259.8
Residential mortgage-backed securities	—	2,175.4	—	2,175.4	—	2,114.0	—	2,114.0
U.S. Government	413.4	182.9	—	596.3	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	26.7	546.9	6.0	579.6	59.2	598.4	6.0	663.6
Trading	41.9	—	—	41.9	104.5	—	—	104.5
Other invested assets	—	—	14.5	14.5	—	2.1	11.2	13.3
Funds withheld receivable (a)	45.8	595.9	—	641.7	—	154.4	—	154.4
Total financial assets	$527.8	$17,562.3	$1,148.1	$19,238.2	$279.3	$17,156.4	$1,066.0	$18,501.7
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,173.7	$2,173.7	$—	$—	$1,908.1	$1,908.1
Front Street future policyholder benefit liability	—	—	594.6	594.6	—	—	151.3	151.3
Foreign exchange contracts	—	1.0	—	1.0	—	0.1	—	0.1
Futures contracts	—	—	—	—	—	0.5	—	0.5
Commodity contracts	—	1.6	—	1.6	—	0.4	—	0.4
Interest rate contracts	—	2.2	—	2.2	—	1.8	—	1.8
Total financial liabilities	$—	$4.8	$2,768.3	$2,773.1	$—	$2.8	$2,059.4	$2,062.2
(a) included in other assets in the accompanying unaudited condensed Consolidated Balance Sheets.
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

Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market-approach valuation technique is employed, is yields for comparable securities. Increase (decrease) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of June 30, 2015 and September 30, 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Funds Withheld Receivables and Future Policy Holder Benefits Reserve
Front Street elected to apply the Fair Value Option to account for its Funds Withheld Receivables, non-Funds Withheld assets and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-Funds Withheld assets held by Front Street, backing the Future Policy Holder Benefits Reserve, are measured at fair value per the accounting methodology for given asset class. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
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
Spectrum Brands' derivative financial instruments are generally based on quoted or observed market prices and classified as Level 2.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2015 and September 30, 2014 were as follows:

	Fair Value at				Range (Weighted average)
Assets	June 30, 2015	September 30, 2014	Valuation Technique	Unobservable Input(s)	June 30, 2015	September 30, 2014
Contingent purchase price reduction receivable	$—	$41.5	Discounted cash flow	Probability of collection	—	88% - 96% (92%)
				Expected term	—	4.5 months
				Discount rate	—	1%
				Credit insurance risk premium	—	12%
Asset-backed securities	33.1	37.0	Broker-quoted	Offered quotes	100% - 107% (101%)	100% - 109% (101%)
Commercial mortgage-backed securities	140.1	83.1	Broker-quoted	Offered quotes	100% - 122% (113%)	105% - 121% (118%)
Corporates	883.8	848.0	Broker-quoted	Offered quotes	60% - 120% (102%)	62% - 120% (100%)
Corporates	33.1	2.0	Matrix Pricing	Quoted prices	104% - 144% (105%)	142%
Municipal	37.5	37.2	Broker-quoted	Offered quotes	108%	107%
Equity	6.0	6.0	Broker-quoted	Quoted prices	100%	100%
Other invested assets	11.7	11.2	Black Scholes model	Market value of AnchorPath Fund	100%	100%
Other invested assets	2.8	—	Discounted cash flow	Probability of collection	50%	—
				Discount rate	10%	—
Total	$1,148.1	$1,066.0
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,173.7	$1,908.1	Discounted cash flow	Market value of option	0% - 41% (2%)	0% - 50% (3%)
				SWAP rates	2%	2% - 3% (2%)
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (7%)	0.50% - 75% (7%)
				Non-performance risk spread	0.25%	0.25%
Front Street future policyholder benefit liability	594.6	151.3	Discounted cash flow	Non-performance risk spread	0.50% - 1.50%	0.50% - 1.50%
				Risk margin to reflect uncertainty	1%	0.50%
Total	$2,768.3	$2,059.4
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

The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2015 and September 30, 2014, was based on the 2000 and 1983 annuity tables, respectively, and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2015 and 2014. This summary excludes any impact of amortization of value of business acquired ("VOBA") and deferred acquisition costs ("DAC"). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$47.0	$3.0	$—	$—	$—	$(50.0)	$—	$—
Fixed maturity securities available-for-sale:
Asset-backed securities	34.3	—	(0.1)	—	—	(0.1)	(1.0)	33.1
Commercial mortgage-backed securities	142.5	—	(1.9)	—	—	(0.5)	—	140.1
Corporates	941.1	—	(20.0)	—	(1.6)	(2.6)	—	916.9
Municipals	39.8	—	(2.1)	—	—	(0.2)	—	37.5
Equity securities - available-for-sale	6.0	—	—	—	—	—	—	6.0
Other invested assets	12.2	(16.8)	—	—	—	—	19.1	14.5
Total assets at fair value	$1,222.9	$(13.8)	$(24.1)	$—	$(1.6)	$(53.4)	$18.1	$1,148.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,217.4	$(43.7)	$—	$—	$—	$—	$—	$2,173.7
Front Street future policyholder benefit liability	584.5	(31.7)	—	77.6	—	(35.8)	—	594.6
Total liabilities at fair value	$2,801.9	$(75.4)	$—	$77.6	$—	$(35.8)	$—	$2,768.3
(a) During the three months ended June 30, 2015, the net transfers out of Level 3 were exclusively to Level 2 and the net transfer to Level 3 was related to a loan receivable previously eliminated upon consolidation.

	Nine months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$8.5	$—	$—	$—	$(50.0)	$—	$—
Fixed maturity securities available-for-sale:
Asset-backed securities	37.0	0.1	(0.1)	6.7	—	(0.2)	(10.4)	33.1
Commercial mortgage-backed securities	83.1	—	0.4	57.7	—	(1.1)	—	140.1
Corporates	850.0	2.3	3.3	122.4	(1.6)	(35.4)	(24.1)	916.9
Municipals	37.2	—	0.7	—	—	(0.4)	—	37.5
Equity securities - available-for-sale	6.0	—	—	—	—	—	—	6.0
Other invested assets	11.2	(15.8)	—	—	—	—	19.1	14.5
Total assets at fair value	$1,066.0	$(4.9)	$4.3	$186.8	$(1.6)	$(87.1)	$(15.4)	$1,148.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908.1	$265.6	$—	$—	$—	$—	$—	$2,173.7
Front Street future policyholder benefit liability	151.3	(25.3)	—	514.6	—	(46.0)	—	594.6
Total liabilities at fair value	$2,059.4	$240.3	$—	$514.6	$—	$(46.0)	$—	$2,768.3
(a) During the nine months ended June 30, 2015, the net transfers out of Level 3 were exclusively to Level 2 and the net transfer to Level 3 was related to a loan receivable previously eliminated upon consolidation.

	Three months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$—	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	10.7	—	—	—	—	—	(4.8)	5.9
Commercial mortgage-backed securities	—	—	0.1	83.8	—	—	—	83.9
Corporates	657.0	—	14.4	88.9	(1.0)	—	(14.1)	745.2
Municipals	35.6	—	0.9	—	—	—	—	36.5
Equity securities- trading	10.8	1.2	—	1.5	—	(13.5)	—	—
Equity securities- available for sale	—	—	0.5	5.5	—	—	—	6.0
Other invested assets	—	0.3	—	11.3	—	—	—	11.6
Total assets at fair value	$755.6	$1.5	$15.9	$191.0	$(1.0)	$(13.5)	$(18.9)	$930.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,718.7	$145.8	$—	$—	$—	$—	$—	$1,864.5
Front Street future policyholder benefit liability	151.0	5.1	—	—	—	(1.2)	—	154.9
Equity conversion feature of preferred stock	364.8	(38.0)	—	—	—	(326.8)	—	—
Total liabilities at fair value	$2,234.5	$112.9	$—	$—	$—	$(328.0)	$—	$2,019.4
(a) The net transfers out of Level 3 for the three months ended June 30, 2014 were exclusively to Level 2.

	Nine months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.3)	5.0	—	—	(3.8)	5.9
Commercial mortgage-backed securities	5.7	—	0.4	83.8	—	—	(6.0)	83.9
Corporates	461.1	—	18.4	283.2	(1.0)	(2.4)	(14.1)	745.2
Municipals	—	—	1.5	35.0	—	—	—	36.5
Equity securities- trading	10.7	1.3	—	1.5	—	(13.5)	—	—
Equity securities- available-for-sale	—	—	0.5	5.5	—	—	—	6.0
Other invested assets	—	0.3	—	11.3	—	—	—	11.6
Total assets at fair value	$523.5	$2.1	$20.5	$425.3	$(1.0)	$(15.9)	$(23.9)	$930.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$320.1	$—	$—	$—	$—	$—	$1,864.5
Front Street future policyholder benefit liability	—	8.1	—	150.6	—	(3.8)	—	154.9
Equity conversion feature of preferred stock	330.8	12.7	—	—	—	(343.5)	—	—
Total liabilities at fair value	$1,875.2	$340.9	$—	$150.6	$—	$(347.3)	$—	$2,019.4
(a) The net transfers out of Level 3 for the nine months ended June 30, 2014 were exclusively to Level 2. There was a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from Level 3 to Level 2.
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and nine months ended June 30, 2015 and 2014.
Primary market issuance and secondary market activity for certain asset-backed securities during the three and nine months ended June 30, 2015 and 2014 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company's conclusion that there was sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of June 30, 2015 and 2014. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $1.0 and $34.5 related to asset-backed securities and corporate securities during the three and nine months ended June 30, 2015, respectively, and of $18.9 and $23.9 related to asset-backed securities, corporate securities and commercial mortgage-backed securities during the three and nine months ended June 30, 2014, respectively.
Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). See Note 7, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the unaudited Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,293.2	$—	$—	$1,293.2	$1,293.2
Asset-based loans	—	—	490.0	490.0	490.0
Other invested assets	—	—	427.9	427.9	427.9
Total financial assets	$1,293.2	$—	$917.9	$2,211.1	$2,211.1

Liabilities (a)
Total debt (b)	$—	$6,941.9	$65.4	$7,007.3	$6,832.7
Investment contracts, included in contractholder funds	—	—	14,016.1	14,016.1	15,530.1
Total financial liabilities	$—	$6,941.9	$14,081.5	$21,023.4	$22,362.8

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,319.2	$—	$—	$1,319.2	$1,319.2
Asset-based loans	—	—	811.6	811.6	811.6
Other invested assets	—	—	151.7	151.7	151.7
Total financial assets	$1,319.2	$—	$963.3	$2,282.5	$2,282.5

Liabilities (a)
Total debt (b)	$—	$5,308.5	$—	$5,308.5	$5,157.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$5,308.5	$13,108.8	$18,417.3	$19,713.2

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.

Valuation Methodology
Asset-based loans
The fair value of the asset-based loans originated by Salus approximate their carrying value. Such loans carry a variable rate that are typically revolving in nature and can be settled at the demand of either party. Nonaccrual loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. As the loans are collateral dependent, Salus measures such impairment based on the estimated fair value of eligible proceeds. This is generally based on estimated market prices from an independently prepared appraisal. The impaired loan balance represents those nonaccrual loans for which impairment was recognized during the quarter.
Other Invested Assets - Commercial Mortgage Loans on Real Estate
The fair value of CMLs is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for CMLs in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The carrying value for impaired CMLs is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of the CMLs are classified as Level 3 within the fair value hierarchy.
Other Invested Assets - Policy Loans
Also included in other invested assets are policy loans. Fair values for policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations.
Investment Contracts Included in Contractholder Funds
Investment contracts include deferred annuities, FIAs, indexed universal life ("IUL") and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2015, this resulted in higher fair value reserves relative to the carrying value, and at September 30, 2014, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.

(7) Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including DAC and VOBA balances, are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2014	$1,524.8	$1,215.9	$917.2	$86.8	$463.8	$2,683.7
Acquisitions	1,046.4	349.7	191.7	—	—	541.4
Impairments	(28.3)	(31.9)	—	—	—	(31.9)
Deconsolidation in connection to bankruptcy of a subsidiary	(16.2)	(9.9)				(9.9)
Deferrals	—	—	—	—	251.4	251.4
Less: Components of amortization
Periodic amortization	—	—	(64.0)	(49.2)	(59.3)	(172.5)
Interest	—	—	—	9.2	16.2	25.4
Unlocking	—	—	—	2.4	(4.9)	(2.5)
Adjustment for unrealized investment (gains), net	—	—	—	49.1	92.4	141.5
Effect of translation	(28.0)	(22.0)	(18.6)	—	—	(40.6)
Balance at June 30, 2015	$2,498.7	$1,501.8	$1,026.3	$98.3	$759.6	$3,386.0

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Definite lived intangible assets include customer relationships, proprietary technology intangibles and certain trade names that are amortized using the straight-line method over their estimated useful lives of ranging from 2 to 20 years.
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests. During the three months ended December 31, 2014, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its FOH reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the resignation of the Company’s then CEO in December of 2014 and subsequent change in strategic direction of FOH. The revised plan changed the focus from expansion to rationalization of the existing business and was expected to result in lower revenues and profitability with a reduced level of investment from levels originally contemplated under prior management at the time of the acquisition in May of 2014. There were no other indicators of impairment for the Company's other reporting units. As discussed in Note 1, Description of Business, effective April 19, 2015, FOH commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and as a result FOH was deconsolidated from the Company's Condensed Consolidated Financial Statements.
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
Goodwill Impairment Test
As noted above, during the three months ended December 31, 2014, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the FOH reporting unit. The Company estimated the fair value of the FOH reporting unit using a combination of the income and market multiple approaches. Under the income approach, the Company calculated the fair value of the FOH reporting unit based on the present value of estimated future cash flows. The Company's estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, projected costs of closures, including the costs of exiting leases. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the FOH's ability to execute on the projected cash flows. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s reporting units. Collectively, these evaluations were management’s best estimate of projected fair values.
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
Both the goodwill impairment charge and the intangible assets impairment charge, totaling $60.2, were reflected in “Impairments and bad debt expense” on the accompanying unaudited Condensed Consolidated Statements of Operations. There were no additional goodwill or intangible impairments for the three months ended June 30, 2015.

Definite Lived Intangible Assets
Definite lived intangible assets are summarized as follows:

	June 30, 2015			September 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Amortizable Life
Customer relationships	$992.0	$(234.4)	$757.6	$877.1	$(204.6)	$672.5	2 to 20 years
Trade names	171.6	(73.2)	98.4	171.1	(61.0)	110.1	3 to 13 years
Technology assets	242.6	(72.3)	170.3	192.2	(57.6)	134.6	4 to 17 years
	$1,406.2	$(379.9)	$1,026.3	$1,240.4	$(323.2)	$917.2
Amortization expense for definite lived intangible assets was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Customer relationships	$12.9	$11.7	$37.0	$35.0
Trade names	4.1	4.1	12.3	12.3
Technology assets	5.3	4.7	14.7	13.9
	$22.3	$20.5	$64.0	$61.2
The Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will approximate $90.0 per year.
Amortization of DAC and VOBA
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment losses/gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of June 30, 2015 and September 30, 2014, the VOBA balance included cumulative adjustments for net unrealized investment gains of $114.9 and $164.2, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $36.9 and $55.5, respectively.
Amortization expense for VOBA and DAC was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Amortization expense for VOBA	$23.6	$10.8	$37.6	$34.9
Amortization expense for DAC	53.7	9.4	48.0	25.4

Accumulated amortization of VOBA as of June 30, 2015 and September 30, 2014 was $364.0 and $338.4, respectively. The above DAC balances include $51.1 and $32.7 of deferred sales inducements (“DSI”), net of shadow adjustments, as of June 30, 2015 and September 30, 2014, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$9.8
2016	37.1
2017	31.3
2018	25.2
2019	20.3
Thereafter	89.5

(8) Debt
The Company’s consolidated debt consists of the following:

	June 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate	Interest rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$604.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	750.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due September 4, 2017 (Tranche A)*	—	—%	648.4	3.0%	Variable rate, see below
Term Loan, due September 4, 2019 (Tranche C)*	—	—%	509.9	3.6%	Variable rate, see below
Term Loan, due June 23, 2022**	1,450.0	3.8%	—	—%	Variable rate, see below
CAD Term Loan, due December 17, 2019*	—	—%	34.2	5.1%	Variable rate, see below
CAD Term Loan, due June 23, 2022**	60.9	4.5%	—	—%	Variable rate, see below
Euro Term Loan, due September 4, 2019 (Tranche A)*	—	—%	283.3	3.8%	Variable rate, see below
Euro Term Loan, due June 23, 2022**	336.2	3.5%	—	—%	Variable rate, see below
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.75% Senior Notes, due March 15, 2020	—	—%	300.0	6.8%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	—	—%	Fixed rate
Revolver Facility, expiring June 23, 2020	47.5	5.3%	—	—%	Variable rate, see below
Other notes and obligations	31.0	13.6%	36.6	8.8%	Various
Capitalized lease obligations	88.7	5.9%	94.7	6.1%	Various
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%	Fixed rate
FGL Credit Agreement	—	5.3%	—	5.3%	Variable rate, see below
Compass
Compass Credit Agreement, due February 14, 2018	327.0	2.7%	243.2	2.7%	Variable rate, see below
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	113.4	10.0%	193.0	6.7%	Variable rate, see below
Secured borrowings under non-qualifying loan participations	11.2	9.4%	106.8	10.8%	Fixed rate
Total	6,860.3		5,194.5
Original issuance discounts on debt, net of premiums	(27.6)		(36.7)
Total debt	6,832.7		5,157.8
Less current maturities and short-term debt	51.4		96.7
Non-current portion of debt	$6,781.3		$5,061.1
________________________
*Together, defined as the "Prior Term Loan"
** Together, defined as the "Term Loan"
HRG
April Secured Notes
On April 14, 2015, the Company issued $100.0 aggregate principal amount of additional 7.875% Notes (the "April Secured Notes"). The April Secured Notes were priced at 104.5% of par plus accrued interest from January 15, 2015. Interest on the 7.875% Notes is payable semi-annually, in January and July. In connection with the April Secured Notes offering, the Company recorded $2.0 of fees during the three and nine months ended June 30, 2015. These fees were classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015, and are being amortized to interest expense utilizing the effective interest method over the term of the April Secured Notes. The April Secured Notes were issued under the Company's existing indenture governing the 7.875% Notes.

May Secured Notes
On May 19, 2015, the Company issued $160.0 aggregate principal amount of additional 7.875% Notes (the "May Secured Notes"). The May Secured Notes were priced at 104.5% of par plus accrued interest from January 15, 2015. Interest on the 7.875% Notes is payable semi-annually, in January and July. In connection with the May Secured Notes offering, the Company recorded $2.5 of fees during the three and nine months ended June 30, 2015. These fees were classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015, and are being amortized to interest expense utilizing the effective interest method over the term of the May Secured Notes. The May Secured Notes were issued under the Company's existing indenture governing the 7.875% Notes.
May Unsecured Notes
On May 19, 2015, the Company issued $140.0 aggregate principal amount of additional 7.75% Notes (the "May Unsecured Notes"). The May Unsecured Notes were priced at 98.51% of par plus accrued interest from January 15, 2015. Interest on the 7.75% Notes is payable semi-annually, in January and July. In connection with the May Unsecured Notes offering, the Company recorded $2.2 of fees during the three and nine months ended June 30, 2015. These fees were classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015, and are being amortized to interest expense utilizing the effective interest method over the term of the May Unsecured Notes. The May Unsecured Notes were issued under the Company's existing indenture governing the 7.75% Notes.
Spectrum Brands
Interest terms
Certain of Spectrum Brands’ debt instruments are subject to variable interest rates. The variable rates are weighted averages based on outstanding debt balances and corresponding rates in effect as of the period end. At June 30, 2015, Spectrum Brands’ variable interest rate terms were as follows: in the case of the U.S. dollar denominated term loan facility (the "USD Term Loan"), either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 3.0% per annum, or base rate plus 2% per annum; in the case of the Canadian dollar ("CAD") denominated term loan facility (the "CAD Term Loan"), either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor (0.99% at June 28, 2015) plus 3.5% per annum, or base rate plus 2.5% per annum; in the case of Euro denominated term loan facility (the "Euro Term Loan"), EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available; and in the case of cash flow based revolving credit facility (the “Revolver Facility”), either adjusted LIBOR plus 3.0% per annum or base rate plus 2.0% per annum.
Term Loan
On June 23, 2015, Spectrum Brands, Inc., a subsidiary of Spectrum Brands ("SBI") entered into term loan facilities pursuant to a Senior Credit Agreement consisting of a $1,450.0 USD Term Loan due June 23, 2022, a $75.0 CAD Term Loan due June 23, 2022 and a €300.0 Euro Term Loan due June 23, 2022 (together, the "Term Loan") and entered into a $500.0 Revolver Facility due June 23, 2020. The proceeds from the Term Loan facilities and draws on the Revolver Facility were used to repay Spectrum Brands’ then-existing senior term credit facility, repay Spectrum Brands’ outstanding 6.75% senior unsecured notes due 2020, repay and replace the Spectrum Brands’ then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.
Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity. The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement. Pursuant to a guarantee agreement, Spectrum Brands' wholly owned subsidiary, SB/RH Holdings, LLC and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH Holdings, LLC has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness. In addition, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2015.
The USD Term Loan, the CAD Term Loan and the Euro Term Loan were issued at a 0.25%, 1.0% and 0.25% discount, respectively and were recorded net of the $3.6, $0.8 and €0.8 , respectively. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the respective loans. Spectrum Brands previously issued €150.0 of term debt in the three months ended December 31, 2014 and repaid the same term debt in the three months ended June 30, 2015 in connection with the issuance of the Euro Term Loan incurring Spectrum Brands recorded $2.6 of fees for the three months ended June 30, 2015. In connection with the issuance costs of the USD Term Loan, the CAD Term Loan and the Euro Term Loan, Spectrum Brands recorded $12.4, $0.6 and $4.9 of fees, respectively, of which $4.5, $0.4 and $2.6, respectively, are classified as "Other assets" in the accompanying Condensed Consolidated Balance Sheets and are amortized as an adjustment to interest expense over the remaining life of the respective loans with the remainder of reflected as an increase to interest expense for the three and nine months ended June 30, 2015. Spectrum Brands recorded accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the refinancing of the USD Term Loan, the CAD Term Loan and the Euro Term Loan of $5.1, $0.4 and $2.3, respectively, as an increase to interest expense for the three and nine months ended June 30, 2015.
6.125% Notes
On December 4, 2014, Spectrum Brands issued $250.0 aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the “6.125% Notes”). The 6.125% Notes are guaranteed by SB/RH Holdings, LLC, as well as by Spectrum Brands' existing and future domestic subsidiaries.
Spectrum Brands may redeem all or a part of the 6.125% Notes, at any time on or after December 15, 2019, at specified redemption prices. In addition, prior to December 15, 2019, Spectrum Brands may redeem the notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. Spectrum Brands is also entitled to redeem up to 35% of the aggregate principal amount of the notes before December 15, 2017 with an amount of cash equal to the net proceeds that Spectrum Brands raises in equity offerings at specified redemption prices.
Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in the 2024 Indenture.
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
Spectrum Brands recorded $4.6 of fees in connection with the offering of the 6.125% Notes for the nine months ended June 30, 2015. The fees were classified as "Other assets" within the accompanying unaudited Condensed Consolidated Financial Statements and are amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.
5.75% Notes
On May 20, 2015, in connection with the acquisition of the AAG Business, Spectrum Brands issued $1,000.0 aggregate principal amount of 5.75% Notes at par value, due July 15, 2025 (the "5.75% Notes"). The 5.75% Notes are guaranteed by SB/RH Holdings, LLC, as well as by Spectrum Brands' existing and future domestic subsidiaries.

Spectrum Brands may redeem all or a part of the 5.75% Notes, at any time on or after July 15, 2020, at specified redemption prices. In addition, prior to July 15, 2020, Spectrum Brands may redeem the notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. Spectrum Brands is also entitled to redeem up to 35% of the aggregate principal amount of the notes before July 15, 2018 with an amount of cash equal to the net proceeds that Spectrum Brands raises in equity offerings at specified redemption prices. Further, the indenture governing the 5.75% Notes (the “2025 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in the 2025 Indenture.
The 2025 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes.
Spectrum Brands recorded $19.5 of fees in connection with the offering of the 5.75% Notes for the three and nine months ended June 30, 2015. The fees are classified as "Other assets" within the accompanying Condensed Consolidated Balance Sheets and are amortized as an adjustment to interest expense over the remaining life of the 5.75% Notes.
6.75% Notes
On June 23, 2015 Spectrum Brands called its $300.0 outstanding aggregate principal amount of 6.75% senior unsecured notes due 2020 (“the 6.75% Notes”). In connection with the call, Spectrum Brands paid the trustee principal, interest and a call premium sufficient to redeem the $300.0 of 6.75% Notes outstanding. The trustee under the indenture governing the 6.75% Notes accepted those funds in trust for the benefit of the holders of the 6.75% Notes and has acknowledged the satisfaction and discharge of the 6.75% Notes and the indenture governing the 6.75% Notes. On July 23, 2015 the Trustee redeemed the 6.75% Notes.
In connection with the call, Spectrum Brands recorded $15.2 of fees and expenses as a cash charge to interest expense for the three and nine months ended June 30, 2015. In connection with the satisfaction and discharge process, Spectrum Brands recorded cash charges of $1.7 to interest expense for the three and nine months ended June 30, 2015. In addition, $4.1 of debt issuance costs related to the 6.75% Notes were written off as a non-cash charge to interest expense for the three and nine months ended June 30, 2015.
Revolver Facility
As noted above, on June 23, 2015, Spectrum Brands entered into a new Revolver Facility under the Senior Credit Agreement for $500.0 of aggregate commitment maturing on June 23, 2020. In connection with the new Revolver Facility, the Company incurred $5.7 of fees all of which are classified as "Other assets" within the accompanying Condensed Consolidated Balance Sheets and are amortized as an adjustment to interest expense over the remaining life of the Revolver Facility. Spectrum Brands recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the Prior Revolver Facility totaling $1.1 as an increase to interest expense for the three and nine months ended June 30, 2015. As a result of borrowings and payments under the Revolver Facility, at June 30, 2015, Spectrum Brands had aggregate borrowing availability of approximately $419.3, net of outstanding letters of credit of $33.2.
FGL
As of June 30, 2015, FGL had a borrowing base of $150.0 under their three-year unsecured revolving credit facility (the "FGL Credit Agreement") with no unfunded investment commitments. If FGL were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for U.S. dollar loans in the U.S. for such day as the "U.S. Prime Rate", and (c) the Eurodollar rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of June 30, 2015, the interest rate would be equal to 5.25%, had FGL drawn on the revolver.
Compass
As of June 30, 2015, Compass had $327.0 of outstanding indebtedness under the revolving credit agreement entered into by Compass (the "Compass Credit Agreement"). The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or Alternate Base Rate ("ABR") plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On June 30, 2015, the one month LIBOR was 0.2% which resulted in an interest rate of approximately 2.7%.
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
On May 7, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a) modification of the Compass' Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the permitted ratio limit was increased to 5.75 to 1.0 for the periods ending June 30, 2015 and September 30, 2015, and b) an additional financial covenant added in the form of Consolidated Cash Interest Coverage Ratio (as defined in the Compass Credit Agreement),  whereby as of the periods ending June 30, 2015 and September 30, 2015 the ratio of consolidated earnings before tax, interest, depreciation, depletion, amortization and exploration expenses ("EBITDAX") (as defined in the Compass Credit Agreement) to consolidated interest expense for the trailing four quarters will not be less than 3.50 to 1.0. Concurrently with such amendment, HGI Funding, a wholly-owned subsidiary of the Company, provided a guarantee of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur at the beginning of the fourth quarter of calendar 2015) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined based on the amount of the borrowing base at such time, which amount shall not exceed $80.0 (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time. As a result of these amendments to the Compass Credit Agreement, Compass returned to good standing under the covenants specified in the Compass Credit Agreement, as amended. Compass is presently current on all obligation related to the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a "participating interest" as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of June 30, 2015, Salus had $11.2 of such secured borrowings to co-lenders outstanding related to non-qualifying "participating interests."
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation ("CLO") securitization of up to $578.5 notional aggregate principal amount that was $463.9 at June 30, 2015. The CLO was funded with $331.1 of the asset-based loan receivables that Salus had initially originated, of which $113.4 remains taken up by unaffiliated entities. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and carry a variable interest rate ranging from LIBOR plus 2.25% to LIBOR plus 11.50%. During the third quarter of 2015, Salus initiated a restructuring of the CLO pursuant to a special redemption of outstanding senior debt tranches in order to reduce the CLO’s outstanding leverage and borrowing costs.

(9) Reinsurance
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,				Nine months ended June 30,
	2015		2014		2015		2014
	Insurance premiums	Benefits and other changes in policy reserves	Insurance premiums	Benefits and other changes in policy reserves	Insurance premiums	Benefits and other changes in policy reserves	Insurance premiums	Benefits and other changes in policy reserves
Direct	$68.2	$144.1	$65.6	$324.0	$195.5	$698.2	$200.3	$876.8
Assumed	—	(43.9)	8.8	12.0	17.4	(14.8)	27.6	27.3
Ceded	(50.4)	(43.9)	(61.1)	(70.9)	(168.9)	(190.4)	(185.9)	(207.8)
Net	$17.8	$56.3	$13.3	$265.1	$44.0	$493.0	$42.0	$696.3
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2015 and 2014, FGL and Front Street Cayman did not write off any reinsurance balances. During the three and nine months ended June 30, 2015 and 2014, FGL did not commute any ceded reinsurance.
FGL and Front Street Cayman also assume policy risks from other insurance companies.
FGL
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
Effective April 1, 2015 Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed by FGL and simultaneously ceded to Wilton Re.
Front Street
As discussed in Note 3, Acquisitions, during the nine months ended June 30, 2015, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. The fair value of the assumed liabilities upon the acquisition was $346.9. Front Street Cayman manages the assets supporting reserves in accordance with the internal investment policy of Ability Re and applicable law.

(10) Stock Compensation
The Company recognized consolidated stock compensation expense of $26.4 and $19.7 during the three months ended June 30, 2015 and 2014, respectively, and $71.9 and $67.1 during the nine months ended June 30, 2015 and 2014, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.

A summary of stock options outstanding as of June 30, 2015 and related activity during the nine months then ended, under HRG, Fidelity & Guaranty Life Holdings, Inc. ("FGH"), and FGL’s respective incentive plans are as follows (option amounts in thousands):

	HRG			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	4,624	$8.14	$3.28	225	$46.19	242	$17.00
Granted	900	13.27	5.19	—	—	206	24.40
Exercised	(600)	6.54	2.54	(75)	44.89	(3)	17.00
Forfeited or expired	(204)	10.87	4.44	(1)	49.45	(16)	20.81
Stock options outstanding at June 30, 2015	4,720	9.21	3.69	149	46.81	429	20.41
Stock options vested and exercisable at June 30, 2015	2,298	8.12	3.24	123	46.23	221	19.52
Stock options outstanding and expected to vest	2,422	10.24	4.12	25	46.79	199	20.41
A summary of restricted stock, restricted stock units and performance restricted stock units outstanding as of June 30, 2015 and related activity during the nine months then ended, under HRG, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HRG		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2014	5,438	$9.75	172	$18.18
Granted	1,885	13.36	325	23.57
Exercised / Released	(2,710)	8.92	(227)	21.61
Forfeited	(343)	11.44	(18)	21.62
Restricted stock units released as restricted stock awards	7	11.84	—	—
Nonvested restricted stock outstanding at June 30, 2015	4,277	11.74	252	21.91

	HRG		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2014	7	$11.84	827	$67.66	26	$49.55
Granted	48	12.46	551	90.44	—	—
Exercised / Released	(7)	11.84	(705)	68.29	(14)	49.55
Forfeited	—	—	(29)	85.39	(1)	49.45
Restricted stock units outstanding at June 30, 2015	48	12.46	644	85.65	11	49.57

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2014	578	$17.37
Granted, including 8 additional units based on 2014 financial performance	40	20.36
Vested	(45)	17.00
Forfeited	(72)	17.00
Nonvested performance restricted stock units outstanding at June 30, 2015	501	17.69

A summary of warrants outstanding as of June 30, 2015 and related activity during the nine months then ended, under HRG's incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2014	3,000	$13.13	$3.22
Forfeited	(600)	13.13	3.22
Warrants outstanding at June 30, 2015	2,400	13.13	3.22
Warrants vested and exercisable at June 30, 2015	600	13.13	3.22
Warrants outstanding and expected to vest	1,800	13.13	3.22
HRG
HRG granted stock option awards and restricted stock unit awards representing approximately 78 thousand and 42 thousand shares during the three months ended June 30, 2015, respectively. HRG granted no restricted stock awards during the three months ended June 30, 2015. During the nine months ended June 30, 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 900 thousand, 1,885 thousand and 48 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to three years. The total fair value of the stock grants during the nine months ended June 30, 2015 on their respective grant dates was approximately $30.5. During the nine months ended June 30, 2015 stock option awards and restricted stock awards with a total fair value of $31.4 vested. The total intrinsic value of share options exercised during the nine months ended June 30, 2015 was $3.9, for which HRG received cash of $3.9 in settlement.
During the three months ended June 30, 2014, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 30 thousand, 10 thousand and 7 thousand shares, respectively. During the nine months ended June 30, 2014, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 1,356 thousand, 3,313 thousand and 7 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a periods of one year to three years. The total fair value of the stock grants during the nine months ended June 30, 2014 on their respective grant dates was approximately $46.6. During the nine months ended June 30, 2014 stock option awards and restricted stock awards with a total fair value of $14.8 vested. The total intrinsic value of share options exercised during the nine months ended June 30, 2014 was $3.6, for which HRG received cash of $2.5 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2015, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2016, and to vest, either immediately, or between one year and three years from the grant date.
As of June 30, 2015, there was approximately $22.2 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.54 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

	2015	2014
Risk-free interest rate	1.57% to 1.87%	1.46% to 1.75%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 6.5 years	5.3 to 6.0 years
Volatility	37.1% to 39.0%	41.2%

The weighted-average remaining contractual term of outstanding stock option awards and warrants at June 30, 2015 was 7.60 years.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 22 thousand and 551 thousand shares during the three and nine months ended June 30, 2015. The 551 thousand restricted stock units granted during the nine months ended June 30, 2015 include 133 thousand restricted stock units that vested immediately and 141 thousand time-based restricted stock units that vest over a period ranging from 1 to 3 years. The remaining 277 thousand restricted stock units are performance and time-based and vest over a period ranging from 1 to 2 years. The total market value of the restricted stock units on the dates of the grants was approximately $49.8. The remaining unrecognized pre-tax compensation cost related to restricted stock units at June 30, 2015 was $36.3.
Spectrum Brands granted restricted stock units representing approximately 10 thousand and 440 thousand shares during the three and nine months ended June 30, 2014, respectively. Of these grants, 90 thousand restricted stock units vested immediately and 60 thousand restricted stock units are time-based and vest over a period of 1 year. The remaining 290 thousand restricted stock units are performance and time-based and vest over a period of 2 years. The total market value of the restricted shares on the date of the grant was approximately $30.6.
The fair value of restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.
FGL
During the nine months ended June 30, 2015, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 206 thousand, 325 thousand and 40 thousand shares (including 8 additional units based on 2014 financial performance), respectively. The stock option and restricted stock awards vest over a period of three years. The performance restricted stock units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during nine months ended June 30, 2015 on their respective grant dates was approximately $9.5.
During the nine months ended June 30, 2014, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 171 thousand and 541 thousand shares, respectively. The stock option and restricted stock awards vest over a period of three years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value the stock grants during the nine months ended June 30, 2014 on their respective grant dates was approximately $13.4. Additionally, on December 12, 2013, FGL granted 58 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0. FGL made no grants of stock option awards, restricted stock awards or performance restricted stock awards during the three months ended June 30, 2014.
On March 31, 2015, FGL entered into an agreement with its former Chief Executive Officer in connection with his resignation pursuant to which the vesting for certain FGL and FGLH equity awards to the former Chief Executive Officer were accelerated. The former Chief Executive Officer forfeited two-thirds of the performance restricted stock units granted in fiscal year 2014, and all other previously awarded equity grants became vested as of June 30, 2015. The exercise date of the outstanding stock options was extended to December 31, 2015. No other terms of the equity awards were modified. FGL recognized total incremental compensation expense of $1.6 as a result of these modifications.

The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model for the former Chief Executive Officer's modified stock options and based on the value of FGL's common stock:

2015
Weighted average fair value per option granted	$2.53
Risk-free interest rate	0.2%
Assumed dividend yield	1.2%
Expected option term	0.75 years
Volatility	25%
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
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of June 30, 2015 totaled $12.6 and will be recognized over a weighted-average period of 1.5 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of FGL's common stock on the grant date. The fair value of stock options awarded by FGL during the nine months ended June 30, 2015 and 2014 is determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2015	2014
Weighted average fair value per option granted	$4.23 - $5.02	$3.76
Risk-free interest rate	1.4%	1.4%
Assumed dividend yield	1.2%	1.5%
Expected option term	4.5 years	4.5 years
Volatility	25%	25%

(11) Income Taxes
For the three and nine months ended June 30, 2015, the Company's effective tax rates of (4.3)% and (3.9)%, respectively, differed from the expected U.S. statutory tax rate of 35% and were impacted by pretax losses including significant impairment and bad debt expense in the Company's Insurance, Energy, Asset Management and Corporate and Other segments in the U.S., income earned outside the U.S. that is subject to statutory rates lower than 35% and certain pretax losses from domestic jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The nine months ended June 30, 2015 included recognition of a nonrecurring net income tax benefit of $12.3 attributable to tax impact related to the impairment of certain FOH indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded. In addition, for the three and nine months ended June 30, 2015, the Company recognized a $31.0 income tax benefit from the reversal of a portion of Spectrum Brands' U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG. As a result of the business combination, Spectrum determined that a portion of its pre-existing deferred tax assets are more likely than not to be realized by the combined entity and a portion of the valuation allowance should be eliminated. The discrete tax benefits related to the reversal of Spectrum valuation allowance and impairments at FOH reduced the Company’s income tax expense for the three and nine months ended June 30, 2015.
For the three and nine months ended June 30, 2014, the Company's effective tax rates of 27.5% and 48.3%,

respectively differed from the U.S. Federal statutory tax rate of 35% and were impacted by the following: (i) increased profitability of FGL's life insurance business, which files its own consolidated Federal income tax return; (ii) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles. The nine months ended June 30, 2014 included the release of U.S. valuation allowances totaling $35.0 on capital loss deferred tax assets that FGL had determined are more-likely-than-not-realizable due to viable tax planning strategies.
The majority of U.S. net operating loss ("NOL"), capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to valuation allowances, as the Company concluded all or a portion of the related tax benefits are not more likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code ("IRC") Sections 382 and 383. Such limitations result from ownership changes of more than 50 percentage points over a three-year period.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") (share amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to common and participating preferred stockholders	$(75.6)	$49.0	$(413.7)	$(77.6)

Participating common shares at end of period	197,083	201,043	197,083	201,043

Net (loss) income attributable to common shares - basic and diluted	$(75.6)	$49.0	$(413.7)	$(77.6)

Weighted-average common shares outstanding - basic	196,878	172,967	197,920	150,675
Dilutive effect of unvested restricted stock and restricted stock units	—	3,798	—	—
Dilutive effect of stock options	—	1,281	—	—
Weighted-average shares outstanding - diluted	196,878	178,046	197,920	150,675

Net (loss) income per common share attributable to controlling interest:
Basic	$(0.38)	$0.28	$(2.09)	$(0.52)
Diluted	$(0.38)	$0.28	$(2.09)	$(0.52)
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.
For the three and nine months ended June 30, 2015, there were 3.0 million and 2.7 million, respectively weighted-average shares of the unvested restricted stock and stock units; 1.3 million and 1.4 million, respectively weighted-average shares of stock options; and 2.4 million weighted-average shares of the warrants that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units and stock options would have been anti-dilutive for the three and nine months ended June 30, 2015.
For the three and nine months ended June 30, 2014, there were 28.9 million and 51.0 million, respectively weighted-average shares issuable upon the conversion of the Company's preferred stock that were excluded from the calculation of "diluted net loss per common share attributable to controlling interest" because the as-converted effect of the preferred stock would have been anti-dilutive for the three and nine months ended June 30, 2014. In addition, for the nine months ended June 30, 2014, there were 2.4 million weighted average shares of the unvested restricted stock and stock units and 1.3 million weighted-average shares of stock options that were excluded from the calculation of "diluted net loss per common share attributable to controlling interest" because the as-converted effect of the unvested restricted stock and stock units and stock options would have been anti-dilutive for the three and nine months ended June 30, 2014. Also excluded from the calculation were 3.0 million warrants because the exercise price of $13.13 per share was above the average stock price for the three and nine months ended June 30, 2014.

(13) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $12.8 at June 30, 2015. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
Legal and Environmental Matters
HRG
HRG is a nominal defendant, and members of its Board are named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System in the Delaware Court of Chancery.  Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HRG, are also named as defendants in the complaint. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. The complaint seeks, among other things, an unspecified award of compensatory damages and costs and disbursements. While the Company believes the allegations are without merit, it may determine to resolve this matter if it believes a resolution is advantageous.
HRG is a nominal defendant, and members of its Board are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. HCP is also named as a defendant. The plaintiff alleges that HRG's acquisition of HCP shares of Spectrum Brands in exchange for shares of common stock of HRG from HRG was financially unfair to HRG and its public stockholders and seeks unspecified damages and the rescission of the transaction. While the Company believes the allegations are without merit, it may determine to settle this matter if it believes a settlement is advantageous. On June 26, 2015, the parties filed a Memorandum of Understanding with the court to document an agreement in principle for the settlement of the action. Under the terms of the Memorandum of Understanding, HCP and the Company’s insurer would pay a total of $3.8 into a settlement fund that will, net of distribution and notice costs and any fee award to plaintiff’s counsel, be distributed to stockholders of the Company other than stockholders affiliated with HCP, the then members of the Company’s board of directors and certain other persons. Under the Memorandum of Understanding, HRG is not required to contribute any payment to the settlement fund. A final settlement is conditional upon reasonable discovery by the plaintiff and court approval.
As previously reported, on March 18, 2015, HRG prevailed in its lawsuit before the U.S. District Court for the Southern District of New York against OM Group (UK) Limited (“OMGUK”) for a $50.0 purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries on April 6, 2011 under a Stock Purchase Agreement (“SPA”).  The court awarded the $50.0 purchase price adjustment plus pre- and post-judgment interest and attorneys’ fees because it determined, following a trial in October 2014, that the Maryland Insurance Administration did not approve a certain contemplated reinsurance transaction notwithstanding FGL’s best efforts to seek approval in good faith. As also previously reported, on May 27, 2014, the court granted OMGUK’s motion for summary judgment as to a counterclaim related to the financing of reserves referred to as the Commissioner's Annuity Reserve Method ("CARVM"). On March 18, 2015, the court determined damages for CARVM are $5.9 and awarded pre- and post-judgment interest and attorneys’ fees as to the counterclaim to OMGUK.
In lieu of final judgment, on June 1, 2015, HRG, FGL, and OMGUK entered into a global settlement agreement and mutual releases of all claims and obligations arising out of the litigation and the SPA.  Under the terms of the settlement agreement, and the Assignment and Assumption Agreement entered into on August 23, 2013 between HRG and FGL pursuant to which FGL assigned to HRG all rights under the litigation, on June 5, 2015, OMGUK paid HRG $61.6 fully resolving all claims in the litigation.
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
Spectrum Brands
Spectrum Brands has accrued approximately $4.5 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability which may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2015, FGL has accrued $3.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $3.9.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File ("Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits. FGL established a contingency of $1.8 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $1.7 has been paid through June 30, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. The implementation shall commence on or about August 10, 2015. The parties will advise the Court when the settlement is complete.
At June 30, 2015, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $8.6 and with a liability for the unpaid portion of the estimate of $2.7. FGL has incurred and paid

$3.9 related to legal fees and other costs and $2.0 related to settlement costs as of June 30, 2015. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL has been seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement (the "F&G Stock Purchase Agreement") between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net on the accompanying Condensed Consolidated Statements of Operations in the caption "Benefits and other changes in policy reserves." During the third quarter of 2015, FGL, the Company and OMGUK reached a global settlement which resolves all prior outstanding claims, including the Cressy litigation, which resulted in FGL receiving $3.6 of the OMGUK settlement noted above.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. (“Ludwick”) and docked at 4:15-CV-00014-DGK. The complaint asserts claims of violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO") requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid at least $0.2 for her annuity. FGL, HRG and the other defendants believe that they have meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the defendants joined in the filing of a joint motion to dismiss the complaint. The motion has been fully briefed and is pending before the Court. As of June 30, 2015, FGL did not have sufficient information to determine that FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $0.9, which was accrued during the three months ended June 30, 2015.
In light of the inherent uncertainties involved in the matters described above and uncertainties in litigation generally, there can be no assurance that the matters described above, or any other pending or future litigation, will not have a material adverse effect on FGL's business, financial condition, or results of operations in a quarterly period.

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

See Note 8, Debt for details of the limited unconditional and irrevocable guarantee for the full and prompt payment when due of present and future payment obligations under the Compass Credit Agreement that was provided by HGI Funding by pledging certain of its assets as a collateral.
The F&G Stock Purchase Agreement included a Guarantee and Pledge Agreement (the "Guarantee and Pledge Agreement") which created a security interest in the equity of FGH and FGH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. During the three months ended June 30, 2015, and in connection with the settlement of the litigation amongst the Company, FGH and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder.
Commitments
FGL and Front street have unfunded investment commitments as of June 30, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	June 30, 2015
Fixed maturities	$35.0
Other invested assets	156.6
Other assets	23.8
Total	$215.4
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At June 30, 2015, the notional amount of unfunded, legally binding lending commitments was approximately $168.1, of which $98.0 expires in 1 year or less, and the remainder expires between 1 and 5 years.

(14) Related Party Transactions
In November 2012, the Company had entered a reciprocal services agreement (the “Services Agreement”) with HCP, a related party of the Company, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. On December 1, 2014, in accordance with the Services Agreement, the Company gave HCP ninety days advance written notice of the termination of the Services Agreement effective as of March 1, 2015. The Company recognized $0.7 and $3.3 expenses for the three and nine months ended June 30, 2015, respectively, and $1.5 and $4.4 of expenses for the three and nine months ended June 30, 2014, respectively.
In connection with Mr. Falcone’s resignation, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which Mr. Falcone was paid $20.5 as a one-time payment, $16.5, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3, which constituted a pro-rata bonus for fiscal year 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s resignation, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving the Company, (ii) seek representation or control of the Board or affairs of the Company, (iii) purchase or acquire additional securities of the Company, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing.
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
During the three and nine months ended June 30, 2015, Jefferies LLC ("Jefferies"), a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of common stock, acted as (i) one of the initial purchasers for the Company's issuance of the April Secured Notes, May Secured Notes and May Unsecured Notes; (ii) one of the initial purchasers for Spectrum Brands' issuance of the 5.75% Notes; and (iii) one of the underwrites for Spectrum Brands' Equity Offering and one of the financing institutions that committed to provide to Spectrum Brands "back top" bridge facilities in aggregate amount of $1,500 in connection with the financing of the AAG Acquisition.
The Company, through FGL invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC ("Fortress"), which has acquired interests greater than 10% ownership in HRG as of June 30, 2015.
The Company’s consolidated related party investments as of June 30, 2015 and September 30, 2014 are summarized as follows:

		June 30, 2015			September 30, 2014
Issuer	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress	Fixed maturities	$202.8	$2.2	$205.0	$194.9	$1.9	$196.8
The Company's related net investment income for the three and nine months ended June 30, 2015 is summarized as follows:

		Three months ended		Nine months ended
Issuer	Investment Income Classification	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fortress	Net investment income	$1.9	$0.9	$6.2	$0.9
Leucadia	Net investment income	—	1.3	—	1.3
Jefferies	Net investment income	—	0.9	—	2.6

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
The following schedules present the Company’s segment information for the three and nine months ended June 30, 2015 and 2014.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Revenues:
Consumer Products	$1,247.5	$1,128.5	$3,382.3	$3,250.8
Insurance	253.3	419.5	725.1	1,066.7
Energy	24.3	37.6	84.6	112.3
Asset Management	7.2	11.3	20.3	25.6
Intersegment elimination (a)	19.0	(2.2)	108.4	(9.5)
Consolidated segment revenues	1,551.3	1,594.7	4,320.7	4,445.9
Corporate and Other	2.2	4.7	42.7	4.7
Total revenues	1,553.5	$1,599.4	4,363.4	$4,450.6

Operating income (loss):
Consumer Products	$135.7	$148.7	$339.7	$366.3
Insurance	90.9	108.6	53.7	220.2
Energy	(114.3)	8.6	(470.6)	(57.2)
Asset Management	(14.2)	3.1	(82.7)	3.2
Intersegment elimination (a)	17.5	(2.0)	66.8	(9.7)
Total segment operating income (loss)	115.6	267.0	(93.1)	522.8
Corporate and Other and eliminations	(41.1)	(37.9)	(189.4)	(98.2)
Consolidated operating income (loss)	74.5	229.1	(282.5)	424.6
Interest expense	(154.0)	(77.9)	(320.1)	(239.1)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	—	38.0	—	(12.7)
Gain on contingent purchase price reduction	3.0	—	8.5	0.5
Other income (expense), net	36.8	6.0	223.3	(10.5)
(Loss) income from continuing operations before income taxes	$(39.7)	$195.2	$(370.8)	$162.8
(a) The Intersegment eliminations represent the reversal and reclassification of impairments recorded in our Insurance Segment, as well as normal intercompany transactions for the period. For the three and nine months ended June 30, 2015 the Insurance segment eliminations include the reversal of intercompany asset impairments of $16.2 and $58.6, respectively. For the nine months ended June 30, 2015, the Insurance segment eliminations also include a reclassification of $40.0 of impairments resulting from the RadioShack bankruptcy from Net investment losses to Bad debt expense and the reversal of impairments of $24.8 already reflected in the Asset Management segment.

	Nine months ended June 30,
Net change in cash due to operating activities	2015	2014
Consumer Products	$(158.8)	$(50.9)
Insurance	82.7	279.4
Energy	9.8	34.8
Asset Management	(6.4)	(1.2)
Net change in cash due to segment operating activities	(72.7)	262.1
Net change in cash due to corporate and other operating activities, including intersegment eliminations	(92.2)	(97.7)
Consolidated change in cash due to operating activities	$(164.9)	$164.4

(16) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheet information at June 30, 2015 and September 30, 2014, and consolidating statements of operations information for the nine months ended June 30, 2015 and 2014. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of FOH for the nine months ended June 30, 2015. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

June 30, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$19,423.7	$—	$303.4	$41.9	$(271.1)	$19,497.9
Investments in subsidiaries and affiliates	—	(66.3)	—	—	2,239.9	(2,173.6)	—
Affiliated loans and receivables	—	108.1	—	0.8	0.1	(109.0)	—
Cash and cash equivalents	107.2	676.7	31.8	125.7	351.8	—	1,293.2
Receivables, net	721.4	0.4	21.4	1.1	10.4	—	754.7
Inventories, net	903.7	—	—	—	—	—	903.7
Accrued investment income	—	164.3	—	2.1	—	(0.6)	165.8
Reinsurance recoverable	—	2,382.2	—	—	—	—	2,382.2
Deferred tax assets	44.9	229.8	—	0.1	1.1	—	275.9
Properties, including oil and natural gas properties, net	500.1	13.8	339.5	1.3	1.1	—	855.8
Goodwill	2,488.0	—	—	10.7	—	—	2,498.7
Intangibles, including DAC and VOBA, net	2,528.1	857.9	—	—	—	—	3,386.0
Other assets	178.8	733.4	2.1	7.2	34.6	—	956.1
Total assets	$7,472.2	$24,524.0	$394.8	$452.4	$2,680.9	$(2,554.3)	$32,970.0

Liabilities and Equity:
Insurance reserves	$—	$21,861.1	$—	$—	$—	$—	$21,861.1
Debt	4,345.7	300.0	327.0	123.6	1,736.4	—	6,832.7
Accounts payable and other current liabilities	751.3	37.2	30.7	9.2	98.3	0.5	927.2
Employee benefit obligations	74.5	—	—	—	4.0	—	78.5
Deferred tax liabilities	601.9	—	—	—	1.1	8.7	611.7
Other liabilities	27.5	694.3	38.8	25.0	0.9	0.5	787.0
Affiliated debt and payables	—	0.9	100.0	311.0	0.5	(412.4)	—
Total liabilities	5,800.9	22,893.5	496.5	468.8	1,841.2	(402.7)	31,098.2
Total stockholders’ equity	935.8	1,329.7	(101.7)	(12.2)	839.7	(2,151.6)	839.7
Noncontrolling interests	735.5	300.8	—	(4.2)	—	—	1,032.1
Total permanent equity	1,671.3	1,630.5	(101.7)	(16.4)	839.7	(2,151.6)	1,871.8
Total liabilities and equity	$7,472.2	$24,524.0	$394.8	$452.4	$2,680.9	$(2,554.3)	$32,970.0

September 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$18,820.7	$—	$584.6	$93.7	$(246.5)	$19,252.5
Investment in subsidiaries and affiliates	—	68.2	—	—	2,237.9	(2,306.1)	—
Affiliated loans and receivables	—	157.2	—	28.5	—	(185.7)	—
Cash and cash equivalents	194.6	633.8	14.2	53.5	423.1	—	1,319.2
Receivables, net	515.3	2.1	23.7	0.9	43.1	—	585.1
Inventories, net	624.5	—	—	—	10.7	—	635.2
Accrued investment income	—	181.8	—	3.7	—	(0.6)	184.9
Reinsurance recoverable	—	2,397.6	—	—	—	—	2,397.6
Deferred tax assets	46.7	139.0	—	—	1.1	(0.1)	186.7
Properties, including oil and natural gas properties, net	428.9	11.4	464.4	1.4	2.5	—	908.6
Goodwill	1,469.6	—	—	10.7	44.5	—	1,524.8
Intangibles, including DAC and VOBA, net	2,091.5	550.4	—	—	41.8	—	2,683.7
Other assets	141.9	233.6	2.5	9.2	34.7	—	421.9
Total assets	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

Liabilities and Equity:
Insurance reserves	$—	$20,215.1	$—	$—	$—	$—	$20,215.1
Debt	2,990.9	300.0	243.2	298.7	1,325.0	—	5,157.8
Accounts payable and other current liabilities	816.2	71.9	31.3	8.5	104.6	0.5	1,033.0
Employee benefit obligations	81.9	—	—	—	4.3	—	86.2
Deferred tax liabilities	516.0	—	—	—	17.2	0.1	533.3
Other liabilities	21.2	748.9	27.3	19.3	1.1	—	817.8
Affiliated debt and payables	—	7.8	102.3	286.5	34.8	(431.4)	—
Total liabilities	4,426.2	21,343.7	404.1	613.0	1,487.0	(430.8)	27,843.2
Temporary equity	—	—	—	—	—	—	—
Total stockholders’ equity	612.4	1,526.9	100.7	68.2	1,441.6	(2,308.2)	1,441.6
Noncontrolling interests	474.4	325.2	—	11.3	4.5	—	815.4
Total permanent equity	1,086.8	1,852.1	100.7	79.5	1,446.1	(2,308.2)	2,257.0
Total liabilities and equity	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Nine months ended June 30, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$3,382.3	$—	$—	$—	$42.7	$—	$3,425.0
Oil and natural gas	—	—	84.6	—	—	—	84.6
Insurance premiums	—	44.0	—	—	—	—	44.0
Net investment income	—	678.3	—	20.2	—	(11.1)	687.4
Net investment (losses) gains	—	(65.7)	—	—	—	119.5	53.8
Insurance and investment product fees and other	—	68.5	—	0.1	—	—	68.6
Total revenues	3,382.3	725.1	84.6	20.3	42.7	108.4	4,363.4
Operating costs and expenses:
Cost of consumer products and other goods sold	2,179.4	—	—	—	30.9	—	2,210.3
Oil and natural gas direct operating costs	—	—	66.1	—	—	—	66.1
Benefits and other changes in policy reserves	—	493.0	—	—	—	—	493.0
Selling, acquisition, operating and general expenses	799.2	92.8	49.7	30.8	141.0	—	1,113.5
Impairments and bad debt expense	—	—	439.4	72.2	60.2	41.6	613.4
Amortization of intangibles	64.0	85.6	—	—	—	—	149.6
Total operating costs and expenses	3,042.6	671.4	555.2	103.0	232.1	41.6	4,645.9
Operating income (loss)	339.7	53.7	(470.6)	(82.7)	(189.4)	66.8	(282.5)
Equity in net losses of subsidiaries	—	(80.7)	—	—	(247.1)	327.8	—
Interest expense	(206.5)	(17.8)	(7.3)	—	(88.5)	—	(320.1)
Affiliated interest expense	—	—	(6.8)	(14.8)	(2.9)	24.5	—
Gain on contingent purchase price reduction	—	—	—	—	8.5	—	8.5
Other income (expense), net	(5.6)	—	162.8	(1.4)	71.5	(4.0)	223.3
(Loss) income from continuing operations before income taxes	127.6	(44.8)	(321.9)	(98.9)	(447.9)	415.1	(370.8)
Income tax expense	4.8	15.3	—	—	(13.2)	7.6	14.5
Net (income) loss	122.8	(60.1)	(321.9)	(98.9)	(434.7)	407.5	(385.3)
Less: Net income (loss) attributable to noncontrolling interest	51.3	17.1	(0.8)	(18.2)	(21.0)	—	28.4
Net income (loss) attributable to controlling interest	$71.5	$(77.2)	$(321.1)	$(80.7)	$(413.7)	$407.5	$(413.7)

Nine months ended June 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$3,250.8	$—	$—	$—	$4.7	$—	$3,255.5
Oil and natural gas	—	—	112.3	—	—	—	112.3
Insurance premiums	—	42.0	—	—	—	—	42.0
Net investment income	—	602.9	—	25.6	—	(10.0)	618.5
Net investment gains	—	366.9	—	—	—	0.5	367.4
Insurance and investment product fees and other	—	54.9	—	—	—	—	54.9
Total revenues	3,250.8	1,066.7	112.3	25.6	4.7	(9.5)	4,450.6
Operating costs and expenses:
Cost of consumer products and other goods sold	2,092.9	—	—	—	3.5	—	2,096.4
Oil and natural gas operating costs	—	—	50.9	—	—	—	50.9
Benefits and other changes in policy reserves	—	696.3	—	—	—	—	696.3
Selling, acquisition, operating and general expenses	730.4	89.9	37.6	21.1	99.4	—	978.4
Impairments and bad debt expense	—	—	81.0	1.3	—	0.2	82.5
Amortization of intangibles	61.2	60.3	—	—	—	—	121.5
Total operating costs and expenses	2,884.5	846.5	169.5	22.4	102.9	0.2	4,026.0
Operating income (loss)	366.3	220.2	(57.2)	3.2	(98.2)	(9.7)	424.6
Equity in net (loss) income of subsidiaries	—	(1.8)	—	—	159.8	(158.0)	—
Interest expense	(151.7)	(16.9)	(5.9)	—	(64.6)	—	(239.1)
Affiliated interest expense	—	0.2	(6.8)	(4.4)	(0.5)	11.5	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(12.7)	—	(12.7)
Gain on contingent purchase price reduction	—	—	—	—	0.5	—	0.5
Other income (expense), net	(4.4)	—	(12.4)	(0.7)	11.1	(4.1)	(10.5)
(Loss) income from continuing operations before income taxes	210.2	201.7	(82.3)	(1.9)	(4.6)	(160.3)	162.8
Income tax expense	43.8	35.2	—	(0.1)	—	(0.2)	78.7
Net (loss) income	166.4	166.5	(82.3)	(1.8)	(4.6)	(160.1)	84.1
Less: Net income attributable to noncontrolling interest	69.0	19.7	—	—	(0.6)	—	88.1
Net (loss) income attributable to controlling interest	97.4	146.8	(82.3)	(1.8)	(4.0)	(160.1)	(4.0)
Less: Preferred stock dividends and accretion	—	—	—	—	73.6	—	73.6
Net (loss) income attributable to common and participating preferred stockholders	$97.4	$146.8	$(82.3)	$(1.8)	$(77.6)	$(160.1)	$(77.6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HRG Group, Inc. (formerly Harbinger Group Inc., "HRG," "we," "us," "our" and, collectively with its subsidiaries, the "Company") should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the "SEC") on November 21, 2014 (the "Form 10-K"). Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and nine months ended June 30, 2015 as the "Fiscal 2015 Quarter" and the "Fiscal 2015 Nine Months", respectively, and the three and nine months ended June 30, 2014 as the "Fiscal 2014 Quarter" and the "Fiscal 2014 Nine Months," respectively.
HRG Overview
We are a diversified holding company focused on owning and acquiring businesses that we believe can, in the long term, generate sustainable free cash flows or attractive returns on investments. We are a holding company and our principal operations are conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life,“FGL”, formerly Harbinger F&G LLC), reinsurance (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management (Salus Capital Partners, LLC, (“Salus”), Energy & Infrastructure Capital (“EIC”) and CorAmerica Capital, LLC (“CorAmerica”)), branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) such as batteries, small appliances, pet supplies, home and garden control products, personal care products and hardware and home improvement products. We also hold oil and natural gas properties through an investment in Compass Production GP, LLC and Compass Production Partners, LP, collectively, and together with their respective subsidiaries, “Compass”, through our wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. While we search for additional acquisition opportunities, we manage a portion of our available cash and acquire interests in possible acquisition targets through our wholly-owned subsidiary, HGI Funding, LLC ("HGI Funding").
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
Energy Segment
Through Compass, we own and operate conventional oil and natural gas properties. With its headquarters in Dallas, Texas, Compass' primary business objective is to generate stable cash flows over time and to target projects that are expected to have a higher probability of success and that can provide acceptable rates of return in the current commodity price environment. Given the inherent decline in the production potential of its existing assets base, Compass also intends to pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuant to acquisition, dispositions and issuance of debt and equity securities.
On February 14, 2013, EXCO Resources, Inc. ("EXCO") and HGI Energy formed Compass. EXCO contributed to Compass its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. On October 31, 2014, HGI Energy acquired the approximately 25.5% remaining interests it did not already hold in Compass from EXCO. The transaction resulted in HRG owning an economic interest of 99.8% in Compass.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset managers, EIC and CorAmerica. During the Fiscal 2014 Nine Months, Five Island Asset Management, LLC's only asset management agreement was terminated by Front Street.
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. An asset-based loan is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. As a result, asset-based financing emphasizes the monitoring of the collateral that secures the asset-based loan. Salus’ loans are funded through capital commitments from Salus' equity, funds committed by FGL Insurance and Front Street Re (Cayman) Ltd. (“Front Street Cayman”) as participants and funds committed by Salus’ collateralized loan obligation ("CLO") securitization. As of June 30, 2015, Salus, along with its co-lenders FGL Insurance and Front Street Cayman, have funded loans totaling $534.4 million aggregate principal amount outstanding on a consolidated basis. As of June 30, 2015, $91.3 million of Salus’ loans were delinquent in payment. While Salus has developed processes to value and monitor the collateral related to its loans and maintain its lien position in the collateral securing its loans, there can be no assurance that Salus will not suffer a partial or complete loss if any of the loans become non-performing. During the Fiscal Quarter 2015, certain organizational changes were made at Salus, which resulted in a decision to cease underwriting new loans. Salus will continue to monitor and service existing loans, however, Salus’s operations are expected to diminish as the existing loan portfolio runs-off.
EIC is a debt capital investment manager specializing in direct lending to companies in the global energy and infrastructure sectors. EIC commenced operations on April 3, 2014 and intends to provide customized financing solutions by bringing together capital, domain expertise and investment experience to structure customized financing solutions. EIC intends to assist customers in various types of transactions, including project and construction financing, capital expenditures, working capital, drilling and expansion financing, acquisition financing and refinancing. The firm intends to explore opportunities in global energy and infrastructure lending while principally focusing on power and renewables, oil and gas, regulated utilities, transportation, water and telecoms.

CorAmerica is a commercial real estate lender which originates and acquires both senior and subordinated mortgage loans for commercial and multi-family properties located in the U.S. CorAmerica commenced operations in 2009 and originates and acquires loans on various types of income-producing properties, including apartments, industrial properties, manufactured housing, mixed-use properties, office buildings and retail properties. CorAmerica manages commercial mortgage loans, as well as fixed-income assets based on its assessment of risk-adjusted returns and inefficiencies in the marketplace.

Highlights for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months
Significant Transactions and Activity
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

•
On December 31, 2014, Spectrum Brands completed the $115.7 million acquisition, net of working capital adjustments, of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands ("European IAMS and Eukanuba"), leading premium brands for dogs and cats.

•
On January 16, 2015, Spectrum Brands completed the $148.3 million acquisition, net of working capital adjustments, of Salix Animal Health LLC ("Salix"), the world's leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.

•	On May 20, 2015, Spectrum Brands issued $1.0 billion aggregate principal amount of 5.75% unsecured notes due 2024 at par (the “5.75% Notes”).

•
On May 21, 2015, Spectrum Brands acquired Armored AutoGroup Parent Inc ("AAG"), the leader in the US automotive aftermarket appearance category. Spectrum financed the acquisition through a combination of the 5.75% Notes issued and a registered offering of $575 million of Spectrum Brands common stock. In the registered offering, HRG acquired 49% of the common stock offered thereby.

•
On June 23, 2015, Spectrum Brands refinanced all of its outstanding indebtedness under its existing term loans and asset based lending revolving credit facility (the “Existing Facilities”) with a new senior secured credit facility consisting of term loans in the amount of $1,450.0 million, €300.0 million and CAD $75.0 million (collectively defined as the "Term Loan") and a $500.0 million revolving credit facility (the "Revolver Facility" and together with the Term Loan, the “New Facilities”). The proceeds from the Term Loan and draws on the Revolver Facility were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Loan”), repay Spectrum Brands’ outstanding 6.75% senior unsecured notes (the "6.75% Notes"), repay the Spectrum Brands’ then-existing asset based revolving loan facility (the “Prior Revolver Facility”), and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Insurance segment

•	In November 2014, Front Street Cayman, a wholly-owned subsidiary of HRG, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for $19.2 million.

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

Asset Management segment

•
During the Fiscal 2015 Nine Months, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. ("RadioShack") approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 million term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $150.0 million giving effect to a non-qualifying participation of $100.0 million held by a third party that was fully repaid in the Fiscal 2015 Quarter. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales, only some of which have been completed to date, and ongoing litigation. The expected recovery on the RadioShack loan, excluding any additional proceeds from ongoing litigation, resulted in an impairment of $105.0 million recognized across our Insurance segment ($40.0 million, after eliminations) and Asset Management segment ($65.0 million) for the Fiscal 2015 Nine Months. Salus also recorded additional provision for credit losses of $10.6 million in the Fiscal 2015 Quarter primarily related to three delinquent loans where the underlying collateral was underperforming.

•
During the Fiscal 2015 Quarter, Salus initiated restructuring of its Collateralized Loan Obligation ("CLO") vehicle via a special redemption of outstanding senior debt tranches in order to reduce the CLO’s outstanding leverage and borrowing costs.

•	During the Fiscal 2015 Quarter, we acquired additional 34% ownership in CorAmerica for $5.2 million, bringing our total ownership to 51%.
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

•
During the Fiscal 2015 Nine Months our Energy segment recorded impairments to its oil and natural gas properties of $439.4 million based on the ceiling test limitation under full cost method of accounting. The impairments were primarily due to the decline in oil and natural gas prices as well as the increased full cost pool that resulted from the remeasurement of our initial basis in Compass and the acquisition of EXCO's interest on October 31, 2014.

•	In June 2015, Compass completed the $19.2 million sale of certain oil and natural gas properties in Northern Louisiana.
Corporate and Other segment

•
On November 25, 2014, the Company announced that Philip Falcone, HRG's then Chief Executive Officer and Chairman of the board of directors (“the Board”) had, effective December 1, 2014, resigned from his positions with the Company. In connection with his resignation, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement pursuant to which Mr. Falcone was paid $20.5 million as a one-time payment, $16.5 million, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 million, which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014, based on anticipated results.

•
During the Fiscal 2015 Nine Months, we changed our view of the strategic direction of Frederick's of Hollywood ("FOH") following the resignation of the Company's former Chief Executive Officer ("CEO") during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and the intangible assets. On April 19, 2015, FOH commenced a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Delaware.

•
As a result of FOHG's bankruptcy filing, the Company deconsolidated FOHG from the Condensed Consolidated Financial Statements in the third fiscal quarter of 2015. We recorded a $38.5 million gain on the deconsolidation, reported in "Other income (expense), net," mainly as a result of eliminating FOH's cumulative historical losses through April 19, 2015. On June 3, 2015, following receipt of court approval, FOHG sold its brand and inventories to licensing company Authentic Brands Group Inc. with the majority of the proceeds used to repay the loan held by an affiliate, the CLO.

•	On March 6, 2015, HRG appointed Omar Asali, our then President, to the additional position of CEO.

•	On April 14, 2015, HRG issued $100.0 million aggregate principal amount of 7.875% secured notes due 2019 (the "7.875% Notes").

•
On May 19, 2015, HRG issued $160.0 million aggregate principal amount of 7.875% Notes at 104.50% of par plus accrued interest from January 15, 2015 and $140.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “7.75% Notes”) at 98.51% of par plus accrued interest from January 15, 2015.

•
During the Fiscal 2015 Quarter, the Company received $61.6 million from OM Group (UK) Limited ("OMGUK") for the settlement of a $50.0 million purchase price adjustment in connection with HRG's acquisition of FGL's subsidiaries on April 6, 2011, plus interest and attorney's fees and net of $7.6 million for the settlement of a counterclaim related to the financing of certain statutory reserves.

Key financial highlights

•
Basic and diluted net loss attributable to common and participating preferred stockholders decreased to $0.38 per basic and diluted common share attributable to controlling interest in the Fiscal 2015 Quarter, compared to basic and diluted net income attributable to common and participating preferred stockholders of $0.28 per basic and diluted common share attributable to controlling interest in the Fiscal 2014 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $393.7 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2015 Quarter decreased $13.0 million, or 8.7%, to $135.7 million from $148.7 million for the Fiscal 2014 Quarter. The decline in operating income was primarily driven by the transaction costs associated with the AAG Acquisition. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA- Consumer Products") increased by $33.9 million, or 16.8%, to $236.2 million versus the Fiscal 2014 Quarter driven by the AAG Acquisition coupled with increased profitability in the Home and Garden product line as a result of an increase in net sales to external customers and product cost improvements initiatives. Adjusted EBITDA margin represented 18.9% of sales as compared to 17.9% in the Fiscal 2014 Quarter.

•
Our Insurance segment’s operating income for the Fiscal 2015 Quarter decreased $17.7 million, or 16.3% to $90.9 million from $108.6 million for the Fiscal 2014 Quarter. The decline in operating profit was primarily due to increased amortization of intangibles resulting from higher gross margins, partially offset by an increase in net investment income. Our Insurance segment’s adjusted net income (“Insurance AOI”) decreased by $11.2 million, or 29.1%, to $27.3 million versus $38.5 million for the Fiscal 2014 Quarter primarily due to unfavorable mortality experience in the immediate annuity product line, as well as favorable intangible amortization in the Fiscal 2014 Quarter.

•
Our Energy segment’s operating loss for the Fiscal 2015 Quarter was $114.3 million compared to operating income of $8.6 million in the Fiscal 2014 Quarter. The increase in operating loss was primarily driven by ceiling test impairments of $102.8 million recorded in the Fiscal 2015 Quarter and lower oil and gas prices. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA - Energy") for the Fiscal 2015 Quarter was $5.8 million, a decrease of $9.5 million from the Fiscal 2014 Quarter. The decrease was primarily attributable to the decrease in average sales prices during the Fiscal 2015 Quarter.

•
Our Asset Management segment recorded an operating loss of $14.2 million for the Fiscal 2015 Quarter compared to an operating income of $3.1 million for the Fiscal 2014 Quarter. The decline in operating profit was mainly as a result of increases in provision for credit losses, as well as higher legal and consulting fees.

•
During the Fiscal 2015 Nine Months, we received dividends of approximately $51.4 million from our respective subsidiaries, including $29.9 million, $9.2 million, $10.0 million and $2.3 million from our Consumer Products, Insurance, Energy and Asset Management segments, respectively, which does not give effect to the net impact from interest payments made by HRG on behalf of our Energy segment with respect to certain intercompany notes.

Results of Operations
Fiscal 2015 Quarter and Fiscal 2015 Nine Months Compared to the Fiscal 2014 Quarter and Fiscal 2014 Nine Months
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Revenues:
Consumer Products	$1,247.5	$1,128.5	$119.0	$3,382.3	$3,250.8	$131.5
Insurance	253.3	419.5	(166.2)	725.1	1,066.7	(341.6)
Energy	24.3	37.6	(13.3)	84.6	112.3	(27.7)
Asset Management	7.2	11.3	(4.1)	20.3	25.6	(5.3)
Intersegment elimination (a)	19.0	(2.2)	21.2	108.4	(9.5)	117.9
Consolidated segment revenues	1,551.3	1,594.7	(43.4)	4,320.7	4,445.9	(125.2)
Corporate and Other	2.2	4.7	(2.5)	42.7	4.7	38.0
Total revenues	$1,553.5	$1,599.4	$(45.9)	$4,363.4	$4,450.6	$(87.2)

Operating income (loss):
Consumer Products	$135.7	$148.7	$(13.0)	$339.7	$366.3	$(26.6)
Insurance	90.9	108.6	(17.7)	53.7	220.2	(166.5)
Energy	(114.3)	8.6	(122.9)	(470.6)	(57.2)	(413.4)
Asset Management	(14.2)	3.1	(17.3)	(82.7)	3.2	(85.9)
Intersegment elimination (a)	17.5	(2.0)	19.5	66.8	(9.7)	76.5
Total segment operating income (loss)	115.6	267.0	(151.4)	(93.1)	522.8	(615.9)
Corporate and Other and eliminations	(41.1)	(37.9)	(3.2)	(189.4)	(98.2)	(91.2)
Consolidated operating income (loss)	74.5	229.1	(154.6)	(282.5)	424.6	(707.1)
Interest expense	(154.0)	(77.9)	(76.1)	(320.1)	(239.1)	(81.0)
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock	—	38.0	(38.0)	—	(12.7)	12.7
Gain on contingent purchase price reduction	3.0	—	3.0	8.5	0.5	8.0
Other income (expense), net	36.8	6.0	30.8	223.3	(10.5)	233.8
(Loss) income from continuing operations before income taxes	(39.7)	195.2	(234.9)	(370.8)	162.8	(533.6)
Income tax expense	1.7	53.7	(52.0)	14.5	78.7	(64.2)
Net (loss) income	(41.4)	141.5	(182.9)	(385.3)	84.1	(469.4)
Less: Net income attributable to noncontrolling interest	34.2	43.2	(9.0)	28.4	88.1	(59.7)
Net (loss) income attributable to controlling interest	(75.6)	98.3	(173.9)	(413.7)	(4.0)	(409.7)
Less: Preferred stock dividends and accretion	—	49.3	(49.3)	—	73.6	(73.6)
Net (loss) income attributable to common and participating preferred stockholders	$(75.6)	$49.0	$(124.6)	$(413.7)	$(77.6)	$(336.1)
(a) The Intersegment eliminations represent the reversal and reclassification of impairments recorded in our Insurance Segment, as well as normal intercompany transactions for the period. For the Fiscal 2015 Quarter and Fiscal 2015 Nine Months, the Insurance segment eliminations include the reversal of intercompany assets impairments of $16.2 million and $58.6 million, respectively. For the Fiscal 2015 Nine Months, the Insurance segment eliminations also include a reclassification of $40.0 million of impairments resulting from the RadioShack bankruptcy from Net investment losses to Bad debt expense and the reversal of impairments of $24.8 million already reflected in the Asset Management segment.
Revenues. Revenues for the Fiscal 2015 Quarter decreased $45.9 million, or 2.9%, to $1,553.5 million from $1,599.4 million for the Fiscal 2014 Quarter. Revenues for the Fiscal 2015 Nine Months decreased $87.2 million or 2.0%, to $4,363.4 million from $4,450.6 million for the Fiscal 2014 Nine Months. The decreases were primarily due to lower realized and unrealized gains on futures contracts and call options, the negative impact of foreign exchange in the Consumer Product segment and lower sales in the Energy segment as a result of the decrease in oil and gas prices. Partially offsetting these decreases was sales growth driven by acquisitions in the Consumer Products segment coupled with higher net investment income.
Consolidated operating income (loss). Consolidated operating income for the Fiscal 2015 Quarter decreased by $154.6 million, or 67.5%, to $74.5 million from operating income of $229.1 million for the Fiscal 2014 Quarter. The decrease was primarily due to ceiling test impairment and lower commodity prices in our Energy segment coupled with higher acquisition costs in our Consumer Product segment and increased amortization of intangibles in our Insurance segment.
Consolidated operating income (loss) for the Fiscal 2015 Nine Months decreased by $707.1 million, or 166.5%, to an operating loss of $282.5 million from operating income of $424.6 million for the Fiscal 2014 Nine Months. The decrease was mainly due to impairments in our Insurance, Energy, Asset Management and Corporate and Other segments; an increase of the FIA present value of future credits and guarantee liability in our Insurance segment; severance payments associated with the resignation of the Company's former CEO; and increased costs and lower revenues in our Asset Management segment.
Interest Expense. Interest expense increased $76.1 million to $154.0 million for the Fiscal 2015 Quarter from $77.9 million for the Fiscal 2014 Quarter and $81.0 million to $320.1 million for the Fiscal 2015 Nine Months from $239.1 million for the Fiscal 2014 Nine Months. These increases were primarily due to $58.8 million of one-time costs incurred related to the financing of the AAG Acquisition and the refinancing of the Term Loan, Revolver Facility and redemption of the 6.75% Notes. Expenses related to the financing of the AAG Acquisition included $14.1 million of costs related to bridge financing commitments and $4.5 million of costs related to interest on the acquired AAG senior notes from the date of the acquisition through the time of payoff. Expenses related to the refinancing of the Term Loan, Revolver Facility and redemption of the 6.75% Notes included: (i) $16.9 million of cash costs related to the call premium and pre-paid interest on the 6.75% Notes; (ii) $10.4 million of cash costs related to fees associated with the refinancing of the Term Loan; (iii) $8.8 million of non-cash costs for the write-off of unamortized deferred financing fees and original issue discount on the Prior Term Loan and Prior Revolver Facility; and (iv) $4.1 million of non-cash costs for the write off of unamortized deferred financing fees on the 6.75% Notes. Also contributing to the increases in interest expense were higher overall debt levels in the Consumer Products segment and Corporate and Other offset in part by refinancing to lower rate debt during fiscal year 2014.
Gain (loss) from the change in the fair value of the equity conversion feature of preferred stock. The gain from the change in the fair value of the equity conversion feature of the preferred stock of $38.0 million during the Fiscal 2014 Quarter was principally due to a decrease in the market price of our common stock from $12.23 to $11.69 per share during the Fiscal 2014 Quarter through the date of the conversion of our issued and outstanding Series A Participating Convertible Preferred Stock and all of our issued and outstanding Series A-2 Participating Convertible Preferred Stock (together, the "Preferred Stock") on May 15, 2014. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $12.7 million for the Fiscal 2014 Nine Months was principally due to an increase in the market price of our common stock from $10.37 to $11.69 per share during the Fiscal 2014 Nine Months through the date of the conversion of our Preferred Stock on May 15, 2014.
Other income (expense), net. Other income increased $30.8 million to $36.8 million for the Fiscal 2015 Quarter from $6.0 million for the Fiscal 2014 Quarter. The increase was primarily due to the gain recognized on the deconsolidation of FOH that was mainly as a result of eliminating FOH's cumulative historical losses.
Other income was $223.3 million for the Fiscal 2015 Nine Months compared to other expense of $10.5 million for the Fiscal 2014 Nine Months. The change was primarily due to $141.2 million gain on remeasurement to fair value of our holdings in Compass triggered by our acquisition of the approximately 25.5% remaining interest we did not already hold in Compass, the gain on deconsolidation of FOH, realized and unrealized gains on our holdings in HC2 Holdings Inc. ("HC2") and oil and natural gas derivative gains as a result of declining oil and natural gas prices.
Income Taxes. For the Fiscal 2015 Quarter and Fiscal 2015 Nine Months our effective tax rates of (4.3)% and (3.9)%, respectively, differed from the expected U.S. statutory tax rate of 35% and were impacted by pretax losses including significant impairment and bad debt expense in our Insurance, Energy, Asset Management and Corporate and Other segments in the U.S., income earned outside the U.S. that is subject to statutory rates lower than 35% and certain pretax losses from foreign jurisdictions for which we concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The Fiscal 2015 Nine Months included recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain FOH indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded. In addition, for the three and nine months ended June 30, 2015, we recognized a $31.0 million income tax benefit from the reversal of a portion of Spectrum Brands' U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG. As a result of the business combination, Spectrum Brands determined that a portion of its pre-existing deferred tax assets are more likely than not to be realized by the combined entity and portion of the valuation allowance should be eliminated. The discrete tax benefits related to the reversal of Spectrum Brands' valuation allowance and FOH, reduced our income tax expense for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months.
For the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months our effective tax rates of 27.5% and 48.3%, respectively, differed from the expected U.S. Federal statutory rate of 35% and were negatively impacted by: (i) the profitability of FGL’s life insurance business; (ii) net operating losses in the U.S. and some foreign jurisdictions for which the tax benefits are offset by valuation allowances; and (iii) tax amortization of certain indefinite lived intangibles. The Fiscal 2014 Nine Months included the release of U.S. valuation allowance totaling $35.0 million on capital loss deferred tax assets that FGL has determined are more-likely-than-not-realizable due to viable tax planning strategies.
The majority of U.S. net operating loss ("NOL"), capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to valuation allowances, as we concluded all or a portion of the related tax benefits are not more likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code ("IRC") Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net consumer and other product sales	$1,247.5	$1,128.5	$119.0	$3,382.3	$3,250.8	$131.5
Cost of consumer products and other goods sold	789.5	711.5	78.0	2,179.4	2,092.9	86.5
Consumer products segment gross profit	458.0	417.0	41.0	1,202.9	1,157.9	45.0
Selling, acquisition, operating and general expenses	300.0	247.8	52.2	799.2	730.4	68.8
Amortization of intangibles	22.3	20.5	1.8	64.0	61.2	2.8
Operating income - Consumer Products segment	$135.7	$148.7	$(13.0)	$339.7	$366.3	$(26.6)
Revenues. Net consumer products sales for the Fiscal 2015 Quarter increased $119.0 million, or 10.5%, to $1,247.5 million from $1,128.5 million for the Fiscal 2014 Quarter. The increase in net consumer product sales in the Fiscal 2015 Quarter was primarily due to the impact of the acquisitions of AAG, European IAMS and Eukanuba, Salix and Tell that accounted for $140.5 million, as well as growth is sales in the home and garden control, small appliances, personal care, and hardware and home improvement product lines. These increases were partially offset by the negative impact of foreign exchange of $63.6 million and a decrease in consumer battery sales.
The increase in home and garden control sales was driven by distribution gains and strong sales at existing customers, as well as the timing of the peak season. Personal care sales improved domestically as a result of product display location changes at a major customer, promotional activity and growth of Spectrum Brands' ecommerce channel; in Mexico and throughout the Latin American region due to customer gains; and in Europe as a result of new product sales and continued expansion into Eastern European markets. Hardware and home improvement sales increased due to growth in domestic security and plumbing sales in the retail channel. Small appliances sales improved due to promotions at current customers and customer gains in Europe and continued success of new product launches in North America. The decrease in consumer battery sales was mainly due to continued competitor discounting coupled with the bankruptcy of RadioShack, a retail customer of Spectrum Brands.
Net consumer products sales for the Fiscal 2015 Nine Months increased $131.5 million, or 4.0%, to $3,382.3 million from $3,250.8 million for the Fiscal 2014 Nine Months. The increase in net consumer product sales in the Fiscal 2015 Nine Months was driven by the impact of the acquisitions during the Fiscal 2015 Nine Months and the growth in sales across the home and garden control, small appliances, personal care, and hardware and home improvement product lines as discussed above, as well as the full period impact of the acquisition of The Liquid Fence Company which occurred during the second fiscal quarter of 2014. These increases were partially offset by the negative impact of foreign exchange of $156.1 million and a decrease in consumer battery sales mainly due to the factors discussed above.
The following tables details the principal components of the change in net sales from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter and from the Fiscal 2014 Nine Months to the Fiscal 2015 Nine Months (in millions):

Net Sales
Fiscal 2014 Quarter Net consumer and other product sales	$1,128.5
Increase in global pet supplies	64.4
Increase in global auto care	64.4
Increase in home and garden control products	27.7
Increase in personal care products	15.3
Increase in hardware and home improvement	11.5
Increase in small appliances	10.5
Decrease in consumer batteries	(11.2)
Foreign currency impact, net	(63.6)
Fiscal 2015 Quarter Net Sales	$1,247.5

Net Sales
Fiscal 2014 Nine Months Net consumer and other product sales	$3,250.8
Increase in global pet supplies	117.0
Increase in global auto care	64.4
Increase in home and garden control products	42.8
Increase in small appliances	35.1
Increase in hardware and home improvement	34.6
Increase in personal care products	25.2
Decrease in consumer batteries	(31.5)
Foreign currency impact, net	(156.1)
Fiscal 2015 Nine Months Net Sales	$3,382.3

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
Product line net sales	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Hardware and home improvement products	$313.5	$306.9	$6.6	$874.1	$852.2	$21.9
Pet supplies	208.4	152.2	56.2	538.8	440.7	98.1
Home and garden control products	202.3	174.6	27.7	365.7	322.9	42.8
Consumer batteries	178.3	213.4	(35.1)	600.3	689.2	(88.9)
Small appliances	161.3	163.9	(2.6)	536.7	533.2	3.5
Personal care products	119.3	117.5	1.8	402.3	412.6	(10.3)
Global auto care	64.4	—	64.4	64.4	—	64.4
Total net sales to external customers	$1,247.5	$1,128.5	$119.0	$3,382.3	$3,250.8	$131.5
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2015 Quarter was $458.0 million compared to $417.0 million for the Fiscal 2014 Quarter. Gross profit margin for the Fiscal 2015 Quarter was down slightly to 36.7% from 37.0% in the Fiscal 2014 Quarter due to a $4.7 million one-time non-cash increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of AAG.
Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2015 Nine Months was $1,202.9 million compared to $1,157.9 million for the Fiscal 2014 Nine Months. Gross profit margin for the Fiscal 2015 Nine Months remained flat at 35.6% in the Fiscal 2014 Nine Months. Acquisition activity during the Fiscal 2015 Nine Months resulted in a $7.7 million one-time non-cash increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisitions of AAG, Salix and European IAMS and Eukanuba. Furthermore, the impact of foreign currency exchange negatively impacted gross profit margin by 10 basis points for the Fiscal 2015 Nine Months.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $52.2 million, or 21.1%, to $300.0 million for the Fiscal 2015 Quarter, from $247.8 million for the Fiscal 2014 Quarter. Activity from AAG accounted for a $17.6 million increase in operating expenses. Also contributing to this increase in operating expenses during the Fiscal 2015 Quarter was a $21.5 million increase in acquisition and related charges, a $7.4 million increase in restructuring and related charges and a $7.3 million increase in stock based compensation expense. The $21.5 million increase in acquisition and integration related charges was primarily attributable to costs related to the continued integration of European IAMS and Eukanuba and Salix and the acquisition of AAG during the Fiscal 2015 Quarter. The increase in restructuring and related charges was primarily due to an increase of activity related to business rationalization initiatives in the hardware & home improvement product line.
Selling, acquisition, operating and general expenses increased by $68.8 million, or 9.4%, to $799.2 million for the Fiscal 2015 Nine Months, from $730.4 million for the Fiscal 2014 Nine Months. Activity from AAG accounted for a $17.6 million increase in operating expenses. Also contributing to this increase in operating expenses during the Fiscal 2015 Nine Months was a $29.7 million increases in acquisition and related charges, a $9.2 million increase in restructuring and related charges and a $8.8 million increase in stock based compensation expense. These increases were primarily attributable to the factors discussed above for the Fiscal 2015 Quarter.
Amortization of intangibles. For the Fiscal 2015 Quarter, amortization of intangibles increased to $22.3 million from $20.5 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Nine Months, amortization of intangibles increased to $64.0 million from $61.2 million for the Fiscal 2014 Nine Months. These increases were as a result of the additional definite lived intangible assets acquired during the year.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)

Insurance premiums	$17.8	$13.3	$4.5	$44.0	$42.0	$2.0
Net investment income	226.8	202.3	24.5	678.3	602.9	75.4
Net investment (losses) gains	(15.6)	184.1	(199.7)	(65.7)	366.9	(432.6)
Insurance and investment product fees and other	24.3	19.8	4.5	68.5	54.9	13.6
Total Insurance segment revenues	253.3	419.5	(166.2)	725.1	1,066.7	(341.6)
Benefits and other changes in policy reserves	56.3	265.1	(208.8)	493.0	696.3	(203.3)
Acquisition, operating and general expenses, net of deferrals	28.8	25.6	3.2	92.8	89.9	2.9
Amortization of intangibles	77.3	20.2	57.1	85.6	60.3	25.3
Total Insurance segment operating costs and expenses	162.4	310.9	(148.5)	671.4	846.5	(175.1)
Operating income - Insurance segment	$90.9	$108.6	$(17.7)	$53.7	$220.2	$(166.5)
Insurance premiums. For the Fiscal 2015 Quarter, premiums increased $4.5 million, or 33.8% to $17.8 million from $13.3 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Nine Months, premiums increased $2.0 million, or 4.8%, to $44.0 million from $42.0 million for the Fiscal 2014 Nine Months. These increases were primarily due to an increase in life-contingent immediate annuity premiums offset by lower traditional life premium from a declining block of business.
Net investment income. For the Fiscal 2015 Quarter, net investment income increased $24.5 million, or 12.1% to $226.8 million from $202.3 million for the Fiscal 2014 Quarter. For the Fiscal 2015 Nine Months, net investment income increased $75.4 million, or 12.5%, to $678.3 million from $602.9 million for the Fiscal 2014 Nine Months. The increases were primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher average assets under management, coupled with an increase in earned yield during the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months as compared to the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively.
Average invested assets (on an amortized cost basis) increased to $19.1 billion and $18.8 billion for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months, respectively from $17.7 billion and $17.4 billion for the respective comparable prior fiscal periods driven by sales growth during the quarter and stable retention trends.
The yield earned on average invested assets was 4.7% and 4.6% (annualized) for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively, compared to interest credited and option costs of 2.7% and 2.8% (annualized), for each period, respectively. The yield earned on average invested assets was 4.8% and 4.6% (annualized) for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months, respectively, compared to interest credited and option costs of 2.8% and 2.9% (annualized), for each period, respectively. The Insurance Segment’s net investment spread is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Nine Months
	2015	2014	2015	2014
Yield on average invested assets (at amortized cost)	4.7%	4.6%	4.8%	4.6%
Less: Interest credited and option cost	2.7%	2.8%	2.8%	2.9%
Net investment spread	2.0%	1.8%	2.0%	1.7%

The net investment spread for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months was 0.2% higher and 0.3% higher than for the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months, respectively, driven by portfolio repositioning and re-investment in higher yielding fixed maturity securities over the past year and lower interest credited and option cost.

Net investment (losses) gains. For the Fiscal 2015 Quarter the Insurance Segment had net investment losses of $15.6 million compared to net investment gains of $184.1 million for the Fiscal 2014 Quarter. The period over period change was primarily due to a decline in net investment gains on certain derivative instruments resulting from the performance of the indices upon which the call options and futures contracts are based as well as timing of option purchases and expirations. The Insurance Segment utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor's 500 Index (the "S&P 500 Index") with the remainder based upon other equity and bond market indices. The S&P 500 Index decreased 0.2% and increased 4.7% during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date). In addition there was a decrease in realized gains on available-for-sale securities attributable to FGL's tax planning strategy adopted during 2014. This strategy resulted in portfolio repositioning sales in the Fiscal 2014 Quarter to trigger net unrealized built-in gains ("NUBIG") to allow utilization of capital loss carryforwards.
For the Fiscal 2015 Nine Months, the Insurance Segment had net investment losses of $65.7 million compared to net investment gains of $366.9 million for the Fiscal 2014 Nine Months. The period over period change was primarily due to the factors discussed above coupled with credit impairment losses related to investments in RadioShack discussed above. The S&P 500 Index increased 4.6% and 16.6% during the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
The components of the realized and unrealized gains (losses) on derivative instruments are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Call options:
Gain on option expiration	$38.7	$51.9	$(13.2)	$123.4	$152.0	$(28.6)
Change in unrealized (loss) gain	(46.3)	39.2	(85.5)	(97.8)	74.6	(172.4)
Futures contracts:
Gain on futures contracts expiration	2.3	10.7	(8.4)	5.8	21.2	(15.4)
Change in unrealized (loss) gain	(2.3)	(0.2)	(2.1)	(1.5)	3.7	(5.2)
	$(7.6)	$101.6	$(109.2)	$29.9	$251.5	$(221.6)
The credits for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Insurance segment to manage the cost of the options purchased to fund the annual index credits. The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Nine Months
	2015	2014	2015	2014
Average crediting rate	3.9%	5.1%	4.4%	5.6%
S&P 500 Index:
Point-to-point strategy	4.6%	4.6%	4.6%	4.8%
Monthly average strategy	4.5%	4.8%	4.6%	5.0%
Monthly point-to-point strategy	2.9%	5.4%	3.8%	6.5%
3 Year high water mark	24.3%	21.3%	24.6%	20.7%
Insurance and investment product fees and other. These revenues increased $4.5 million, or 22.7% to $24.3 million for the Fiscal 2015 Quarter from $19.8 million for the Fiscal 2014 Quarter and $13.6 million or 24.8% to $68.5 million for the Fiscal 2015 Nine Months from $54.9 million for the Fiscal 2014 Nine Months. These increases were primarily due to an increase in guaranteed minimum withdrawal benefit ("GMWB") rider fees on FIA policies as a result of FIA sales growth over the past year coupled with an increase in cost of insurance charges on indexed universal life ("IUL") due to growth in life insurance sales.
Benefits and other changes in policy reserves. Below is a summary of the major components included in benefits and other changes in policy reserves (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
FIA market value option liability	$(37.2)	$52.0	$(89.2)	$(83.7)	$102.0	$(185.7)
FIA present value future credits & guarantee liability change	(72.9)	5.9	(78.8)	7.1	(16.9)	24.0
Index credits, interest credited & bonuses	156.7	170.0	(13.3)	459.8	488.8	(29.0)
Annuity Payments	50.1	52.2	(2.1)	148.2	159.3	(11.1)
Other policy benefits and reserve movements	(40.4)	(15.0)	(25.4)	(38.4)	(36.9)	(1.5)
Total benefits and other changes in policy reserves	$56.3	$265.1	$(208.8)	$493.0	$696.3	$(203.3)
For the Fiscal 2015 Quarter, benefits and other changes in policy reserves decreased $208.8 million, or 78.8%, to $56.3 million, from $265.1 million for the Fiscal 2014 Quarter primarily due to decreases in FIA market value option liability, FIA present value of future credits and guarantee liability and other policy benefits and reserve movements. FIA market value option liability decreased $37.2 million during the Fiscal 2015 Quarter compared to an increase of $52.0 million during the Fiscal 2014 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging Insurance Segment's FIA policies. Accordingly, the period over period decrease of $89.2 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's offsetting derivative assets quarter over quarter). FIA present value of future credits and guarantee liability decreased $72.9 million during the Fiscal 2015 Quarter compared to a $5.9 million increase during the Fiscal 2014 Quarter. The period over period decrease of $78.8 million was primarily driven by an increase in longer duration risk free rates during the Fiscal 2015 Quarter, which decreased reserves by $67.6 million compared to a decrease in rates and a corresponding increase in reserves of $22.2 million during the Fiscal 2014 Quarter. The decrease in other policy benefits and reserve movements was primarily as a result of a decrease on the Front Street future policyholder benefit liability.
For the Fiscal 2015 Nine Months, benefits and other changes in policy reserves decreased $203.3 million, or 29.2%, to $493.0 million, from $696.3 million for the Fiscal 2014 Nine Months primarily due to decreases in FIA market value option liability and index credits, interest credited & bonuses, partially offset by an increase in FIA present value future credits & guarantee liability. FIA market value option liability decreased $83.7 million during the Fiscal 2015 Nine Months compared to a $102.0 million increase during the Fiscal 2014 Nine Months. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging the Insurance segment's FIA policies. Accordingly, the period over period decrease of $185.7 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of the Insurance Segment's offsetting derivative assets for the respective periods). FIA present value of future credits and guarantee liability increased $7.1 million during the Fiscal 2015 Nine Months compared to a $16.9 million decrease during the Fiscal 2014 Nine Months. The period over period increase of $24.0 million was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Nine Months, which increased reserves by $22.6 million compared to a reserve increase of $12.7 million during the Fiscal 2014 Nine Months.
Acquisition, operating and general expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, increased $3.2 million, or 12.5%, to $28.8 million for the Fiscal 2015 Quarter, from $25.6 million for the Fiscal 2014 Quarter and $2.9 million, or 3.2%, to $92.8 million for the Fiscal 2015 Nine Months from $89.9 million for the Fiscal 2014 Nine Months. The increases were mainly as a result of higher corporate project spend, employee expenses, excluding stock compensation expense, due to head count growth over the past year and higher underwriting expense due to an increase in sales volume.
Amortization of intangibles. For the Fiscal 2015 Quarter, amortization of intangibles increased $57.1 million to $77.3 from $20.2 million for the Fiscal 2014 Quarter due to the impact of the risk free rates which decreased the

FIA present value of future credits and guarantees discussed above.
For the Fiscal 2015 Nine Months, amortization of intangibles increased $25.3 million, or 42.0%, to $85.6 million from $60.3 million for the Fiscal 2014 Nine Months impacted by a higher amortization rate from changes in product mix and the amortization impact attributable to the volume and product mix of investment gains. The Fiscal 2014 Nine Months also benefited from lower amortization due to impact of the FIA reserve on estimated gross profits.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy Segment and compares the amount of change between the respective fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Oil and natural gas revenues	$24.3	$37.6	$(13.3)	$84.6	$112.3	$(27.7)
Oil and natural gas direct operating costs	22.3	17.7	4.6	66.1	50.9	15.2
Oil and natural gas operating margin	2.0	19.9	(17.9)	18.5	61.4	(42.9)
Acquisition, operating and general expenses, net of deferrals	13.5	11.3	2.2	49.7	37.6	12.1
Impairment of oil and natural gas properties	102.8	—	102.8	439.4	81.0	358.4
Operating (loss) income - Energy segment	$(114.3)	$8.6	$(122.9)	$(470.6)	$(57.2)	$(413.4)
Oil and natural gas production, revenues, and prices. Oil and natural gas revenues for the Fiscal 2015 Quarter decreased by $13.3 million, or 35.4%, to $24.3 million compared to $37.6 million for the Fiscal 2014 Quarter. Oil and natural gas revenues for the Fiscal 2015 Nine Months decreased by $27.7 million, or 24.7% to $84.6 million compared with $112.3 million for the Fiscal 2014 Nine Months. The decreases in both periods were primarily due to decreased oil, natural gas and natural gas liquids prices and natural production declines. These decreases were offset in part by additional revenues resulting from the acquisition of EXCO's remaining 25% interest in Compass on October 31, 2014.
Direct operating costs and expenses. The Energy segment's oil and natural gas direct operating costs and expenses for the Fiscal 2015 Quarter were $22.3 million, an increase of $4.6 million from $17.7 million for the Fiscal 2014 Quarter. This increase was mainly as a result of the acquisition of EXCO's remaining 25% interest in Compass. Direct operating costs and expenses for the Fiscal 2015 Quarter consisted of oil and natural gas operating costs of $14.7 million, gathering and transportation expenses of $4.5 million, and production and ad valorem taxes of $3.6 million.
The Energy segment's oil and natural gas direct operating costs and expenses for the Fiscal 2015 Nine Months were $66.1 million, an increase of $15.2 million from $50.9 million for the Fiscal 2014 Nine Months. This increase was primarily due to the acquisition of EXCO's remaining 25% interest in Compass. Direct operating costs and expenses for the Fiscal 2015 Nine Months consisted of oil and natural gas operating costs of $42.6 million, gathering and transportation expenses of $12.9 million, and production and ad valorem taxes of $10.8 million.
Acquisition, operating and general expenses, net of deferrals. The Energy segment's acquisition, operating and general expenses, net of deferrals for the Fiscal 2015 Quarter were $13.5 million, an increase of $2.2 million from $11.3 million for the Fiscal 2014 Quarter. Acquisition, operating and general expenses, net of deferrals for the Fiscal 2015 Nine Months increased by $12.1 million, or 32.2% to $49.7 million compared with $37.6 million for the Fiscal 2014 Nine Months. These increases were mainly as a result of the acquisition of EXCO's remaining 25% interest in Compass.
Impairment of oil and natural gas properties. The Energy segment recognized ceiling test impairments to its proved oil and natural gas properties of $102.8 million and $439.4 million for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, respectively. The impairments were due to the sharp decline in oil and natural gas prices as well as the acquisition of EXCO's remaining 25% interest in Compass. The Energy segment recognized an impairment of $81.0 million for the Fiscal 2014 Nine Months primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements

to the accompanying unaudited Condensed Consolidated Financial Statements for additional information regarding the ceiling test impairments.

Summary of key financial data
A summary of key financial data for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months, the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months related to the results of operations of Compass is presented below. Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100% of Compass' consolidated results.

	Fiscal Quarter			Fiscal Nine Months
(dollars in millions, except per unit prices)	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Production:
Oil (Mbbls)	116	103	13	366	302	64
Natural gas liquids (Mbbls)	151	125	26	455	390	65
Natural gas (Mmcf)	6,293	5,240	1,053	18,811	15,705	3,106
Total production (Mmcfe) (1)	7,895	6,608	1,287	23,737	19,857	3,880
Average daily production (Mmcfe)	87	73	14	87	73	14
Revenues before derivative financial instrument activities:
Oil	$6.1	$9.8	$(3.7)	$19.7	$28.3	$(8.6)
Natural gas liquids	2.7	5.1	(2.4)	10.3	17.4	(7.1)
Natural gas	15.5	22.7	(7.2)	54.6	66.6	(12.0)
Total revenues	$24.3	$37.6	$(13.3)	$84.6	$112.3	$(27.7)
Oil and natural gas derivative financial instruments:
(Loss) gain on derivative financial instruments	$(2.7)	$(2.2)	$(0.5)	$21.3	$(12.4)	$33.7
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$52.17	$94.85	$(42.68)	$53.92	$93.62	$(39.70)
Natural gas liquids (per Bbl)	17.60	41.26	(23.66)	22.55	44.72	(22.17)
Natural gas (per Mcf)	2.47	4.32	(1.85)	2.90	4.24	(1.34)
Natural gas equivalent (per Mcfe)	3.07	5.69	(2.62)	3.56	5.66	(2.10)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.87	$1.65	$0.22	$1.79	$1.58	$0.21
Production and ad valorem taxes	0.45	0.53	(0.08)	0.45	0.49	(0.04)
Gathering and transportation	0.57	0.50	0.07	0.54	0.50	0.04
Depletion	1.17	1.32	(0.15)	1.43	1.48	(0.05)
Depreciation and amortization	0.10	0.06	0.04	0.08	0.06	0.02
General and administrative	0.29	0.26	0.03	0.49	0.29	0.20
Interest expense	0.65	0.62	0.03	0.59	0.64	(0.05)

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management Segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Asset Management segment revenues	$7.2	$11.3	$(4.1)	$20.3	$25.6	$(5.3)
Asset Management segment operating costs and expenses	21.4	8.2	13.2	103.0	22.4	80.6
Operating (loss) income - Asset Management segment	$(14.2)	$3.1	$(17.3)	$(82.7)	$3.2	$(85.9)
Asset Management segment revenues. Revenues for the Fiscal 2015 Quarter decreased $4.1 million to $7.2 million from $11.3 million in the Fiscal 2014 Quarter and $5.3 million to $20.3 million in the Fiscal 2015 Nine Months compared to $25.6 million in the Fiscal 2014 Nine Months. The decreases were primarily due to the lower interest revenue on Salus' retained interest in the RadioShack loan for the Fiscal 2015 Quarter as compared to the Fiscal 2014 Quarter coupled with the overall decline in average loans outstanding in the Asset Management segment as a result of pay down on existing loans and no new loan originations during the quarter.
Asset Management segment operating costs and expenses. Operating expenses for the Fiscal 2015 Quarter increased $13.2 million to $21.4 million compared $8.2 million for the Fiscal 2014 Quarter and $80.6 million to$103.0 million for the Fiscal 2015 Nine Months from $22.4 million for the Fiscal 2014 Nine Months. The increases in operating expenses were primarily due to impairments and bad debt expense of $9.6 million for the Fiscal 2015 Quarter and $72.2 million, including $62.6 million related to RadioShack, for the Fiscal 2015 Nine Months, coupled with increased legal and consulting fees.

Corporate and Other Segment

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net consumer and other product sales	$2.2	$4.7	$(2.5)	$42.7	$4.7	$38.0
Cost of consumer products and other goods sold	1.8	3.5	(1.7)	30.9	3.5	27.4
Corporate and Other gross profit	0.4	1.2	(0.8)	11.8	1.2	10.6
Selling, acquisition, operating and general expenses	41.5	39.1	2.4	141.0	99.4	41.6
Impairments of goodwill and intangibles	—	—	—	60.2	—	60.2
Operating income - Corporate and Other segment	$(41.1)	$(37.9)	$(3.2)	$(189.4)	$(98.2)	$(91.2)
Net consumer and other product sales. Net consumer and other product sales represents sales of $2.2 million and $42.7 million for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, respectively, from FOH, which was acquired in the third fiscal quarter of 2014 and subsequently deconsolidated in the third fiscal quarter of 2015 following the declaration of bankruptcy in May 2015.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit of $0.4 million and $11.8 million represents FOH sales less consumer products cost of goods sold for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, respectively, representing a gross profit margin of 18.2% and 27.6%, respectively.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $2.4 million to $41.5 million for the Fiscal 2015 Quarter from $39.1 million for the Fiscal 2014 Quarter and increased $41.6 million to $141.0 million for the Fiscal 2015 Nine Months from $99.4 million for the Fiscal 2014 Nine Months.
The $2.4 million increase in corporate expenses for the Fiscal 2015 Quarter when compared to the Fiscal 2014 Quarter was primarily due to additional costs incurred as a result of FOHG's Chapter 11 bankruptcy, partially offset by a $6.1 million contingency reserve recorded in the Fiscal 2014 Quarter, reimbursement of legal fees as part of the settlement with OMGUK and a decrease in bonus expense discussed below.
The $41.6 million increase in corporate expenses for the Fiscal 2015 Nine Months when compared to the Fiscal 2014 Nine Months was primarily due to the severance costs associated with the departure of the Company's former CEO and selling, acquisition, operating and general expenses related to FOH subsequent to its acquisition in May 2014, partially offset by the factors discussed above for the Fiscal 2015 Quarter.
HRG's Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HRG's corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HRG's net asset value ("Compensation NAV") in excess of a 7% hurdle rate. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HRG's performance. HRG's accrual for these bonus compensation expenses decreased by $1.6 million and $18.1 million during the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, respectively, as compared to the respective comparable prior fiscal periods driven by the underlying performance and lower growth in the Compensation NAV. Compensation NAV increased by approximately 0.1% and 11.7% in the Fiscal

2015 Quarter and the Fiscal 2015 Nine Months, respectively as compared to 2.6% and 35.2% growth during the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively.

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
Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter			Fiscal Nine Months
Reconciliation to reported net income:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Reported net income - Consumer Products segment	$44.9	$78.0	$(33.1)	$122.8	$166.4	$(43.6)
Add back:
Interest expense	112.9	47.3	65.6	206.5	151.7	54.8
Income tax expense	(23.8)	20.6	(44.4)	4.8	43.8	(39.0)
Purchase accounting fair value adjustment	4.7	—	4.7	7.7	—	7.7
Restructuring and related charges	10.5	3.7	6.8	22.3	16.0	6.3
Acquisition and integration related charges	24.2	2.7	21.5	44.2	14.5	29.7
Other	2.1	—	2.1	3.9	—	3.9
Adjusted EBIT - Consumer Products segment	175.5	152.3	23.2	412.2	392.4	19.8
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	21.6	19.9	1.7	58.7	56.4	2.3
Amortization of intangibles	22.3	20.5	1.8	64.0	61.2	2.8
Stock-based compensation	16.8	9.6	7.2	36.3	27.5	8.8
Adjusted EBITDA - Consumer Products segment	$236.2	$202.3	$33.9	$571.2	$537.5	$33.7
Our Consumer Products segment's Adjusted EBITDA increased to $236.2 million as compared to $202.3 million in the Fiscal 2014 Quarter driven by $19.2 million attributable to AAG's operations coupled with increased profitability in the Home and Garden product line as a result of an increase in net sales to external customers and product cost improvements initiatives. Adjusted EBITDA margin represented 18.9% of sales as compared to 17.9% in the Fiscal 2014 Quarter.
Our Consumer Products segment's Adjusted EBITDA increased to $571.2 million as compared to $537.5 million for the Fiscal 2014 Nine Months primarily due to the factors discussed above. Adjusted EBITDA margin represented 16.9% of sales as compared to 16.5% in the Fiscal 2014 Nine Months.

Adjusted Operating Income — Insurance
The table below shows the adjustments made to the reported net income (loss) of the Insurance segment to calculate Insurance AOI (in millions):

	Fiscal Quarter			Fiscal Nine Months
Reconciliation to reported net income :	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Reported net income (loss) - Insurance segment:	$43.9	$70.2	$(26.3)	$(60.1)	$166.5	$(226.6)
Effect of investment (gains) losses, net of offsets	(2.1)	(40.7)	38.6	48.4	(49.3)	97.7
Effect of change in FIA embedded derivative discount rate, net of offsets	(24.1)	9.1	(33.2)	14.6	5.0	9.6
Impairments and bad debt expense from subsidiary	9.6	—	9.6	72.2	—	72.2
Effect of class action litigation reserves, net of offsets	—	(0.1)	0.1	(0.5)	1.0	(1.5)
Adjusted operating income - Insurance segment	$27.3	$38.5	$(11.2)	$74.6	$123.2	$(48.6)
For the Fiscal 2015 Quarter, Insurance AOI decreased $11.2 million to $27.3 million, or 29.1%, from $38.5 million for the Fiscal 2014 Quarter. The Fiscal 2015 Quarter results included unfavorable mortality experience in the immediate annuity product line as well as expenses related to the ongoing strategic review process and the legacy incentive compensation plan. Results in the Fiscal 2014 Quarter reflected a $5.7 million favorable mortality experience in the immediate annuity product line as well as favorable intangible amortization of $4.7 million.
For the Fiscal 2015 Nine Months, Insurance AOI decreased $48.6 million to $74.6 million, or 39.4%, from $123.2 million for the Fiscal 2014 Nine Months. The decreases were primarily due to the factors discussed above for the quarter-over-quarter changes as well as a $35.0 million benefit from a tax planning strategy, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position during the Fiscal 2014 Nine Months.
Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net (loss) income of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal Quarter			Fiscal Nine Months
Reconciliation to reported net loss:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Reported net (loss) income - Energy segment	$(121.9)	$2.3	$(124.2)	$(321.9)	$(82.3)	$(239.6)
Interest expense	5.2	4.1	1.1	14.1	12.7	1.4
Depreciation, amortization and depletion	9.7	9.1	0.6	35.7	30.5	5.2
EBITDA - Energy segment	(107.0)	15.5	(122.5)	(272.1)	(39.1)	(233.0)
Accretion of discount on asset retirement obligations	0.8	0.5	0.3	2.1	1.5	0.6
Impairments and bad debt expense	102.8	—	102.8	439.4	81.0	358.4
Gain on remeasurement of investment to fair value	—	—	—	(141.2)	—	(141.2)
Non-recurring other operating items	0.3	—	0.3	2.6	—	2.6
Loss (gain) on derivative financial instruments	2.7	2.2	0.5	(21.3)	12.4	(33.7)
Cash settlements on derivative financial instruments	6.2	(2.9)	9.1	14.1	(6.2)	20.3
Stock based compensation expense	—	—	—	0.6	0.1	0.5
Adjusted EBITDA - Energy segment	$5.8	$15.3	$(9.5)	$24.2	$49.7	$(25.5)
The Adjusted EBITDA-Energy for the Fiscal 2015 Quarter was $5.8 million, a decrease of $9.5 million from the Fiscal 2014 Quarter. The Adjusted EBITDA-Energy for the Fiscal 2015 Nine Months was $24.2 million, a decrease of $25.5 million from the Fiscal 2014 Nine Months. The decreases were primarily attributable to the decline in average sales price for oil during the Fiscal 2015 Quarter and Fiscal 2015 Nine Months coupled with natural production declines, partially offset by the impact of the acquisition of EXCO's interest in Compass in October 2014.

Liquidity and Capital Resources

HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Notes due 2019 (the "7.875% Notes") and the 7.75% Notes due 2022 (the "7.75% Notes") (approximately $137.1 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2015 Nine Months, we received $51.4 million in cash dividends from our Consumer Products, Insurance, Energy and Asset Management segments ($29.9 million, $9.2 million, $10.0 million and $2.3 million, respectively). The dividends received to date are before giving effect to $9.0 million of interest payments made by HRG on behalf of HGI Energy with respect to the Affiliate Notes (as defined below). During Fiscal 2015, we expect to receive approximately $66.7 million of dividends from our subsidiaries' distributable earnings (inclusive of the $51.4 million already received during the Fiscal 2015 Nine Months) before giving effect to $9.0 million of interest payments made and expected to be made by HRG on behalf of HGI Energy with respect to the Affiliate Notes. The decrease in expected dividends from our subsidiaries is attributable to the recent instability in oil and gas prices and recent changes impacting our Asset Management segment. Assuming oil and gas pricing remains at the current depressed levels, Compass is expected to use its available free cash flow from its operations to reduce its current level of debt, rather than provide HRG with additional dividends over the remaining quarter of Fiscal 2015.
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
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At June 30, 2015, HRG’s corporate cash, cash equivalents and investments were $393.7 million.
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

As discussed in Note 8, Debt, on May 7, 2015, Compass entered into an amendment to the revolving credit agreement entered into by Compass (the "Compass Credit Agreement") and concurrently with such amendment HGI Funding, a wholly-owned subsidiary of the Company, entered into an agreement pursuant to which it provided a limited unconditional and irrevocable guarantee for the full and prompt payment when due of certain present and future payment obligations under the Compass Credit Agreement, which obligations are secured by a pledge of certain of HGI Funding's assets as collateral. Pursuant to this agreement, HGI Funding has agreed to provide debt or equity contributions to Compass following the October 2015 redetermination in an aggregate amount not to exceed the amount of any borrowing base deficiency that may exist at such time. HGI Funding’s aggregate obligations in connection with such guaranty and such contributions shall not exceed $80.0 million (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time (the “Secured Amount”). The Secured Amount is secured by a pledge of assets chosen by HGI Funding that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 33.3% of fair market value (measured as the 20 day volume weighted average price of such marketable securities). At June 30, 2015, HGI Funding had pledged marketable securities valued at $240.0 million under this guarantee. The expiration date of the guarantee occurs upon the closing of the Compass' next scheduled borrowing base redetermination in October 2015. Compass is presently current on all obligations related to the Compass Credit Agreement. No losses have been experienced by HGI Funding under this guarantee.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal year 2015 through a combination of cash on hand ($107.2 million at June 30, 2015), cash flows from operations and available borrowings under asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for fiscal year 2015 will be approximately $75.0 million to $85.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands' debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs. While Spectrum Brands' cash flow from operations for the Fiscal 2015 Nine Months is negative, Spectrum Brands expects the full fiscal year 2015 to be positive from normal operating performance and seasonal reductions in working capital, which is consistent with the previous full fiscal years.
At June 30, 2015, there are no significant foreign cash balances available for repatriation. During the full fiscal year 2015, Spectrum Brands expects to generate between $75.0 million and $125.0 million of foreign cash that it anticipates will be repatriated for general corporate purposes.
From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

FGL
FGL conducts all its operations through operating subsidiaries. FGL's principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. In addition, FGL may issue debt and/or equity in the future to grow its business and/or pursue acquisition activities.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. Regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the "NAIC"). As of June 30, 2015, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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
As of June 30, 2015 and September 30, 2014, the carrying value of the Company’s investment portfolio was approximately $19.5 billion and $19.3 billion, respectively, and was divided among the following asset classes (in millions):

	June 30, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$9,551.1	49.0%	$9,795.8	50.9%
Residential mortgage-backed securities	2,175.4	11.2%	2,114.0	11.0%
Asset-backed securities	1,887.5	9.7%	1,792.9	9.3%
Municipals	1,450.6	7.4%	1,259.8	6.5%
Hybrids	1,241.1	6.4%	1,316.1	6.9%
Commercial mortgage-backed securities	821.6	4.2%	636.9	3.3%
Equities (a)	621.5	3.2%	768.1	4.0%
U.S. Government	596.3	3.1%	296.0	1.5%
Asset-based loans	490.0	2.4%	811.6	4.2%
Derivatives	220.4	1.1%	296.3	1.5%
Other (primarily policy loans and other invested assets)	442.4	2.3%	165.0	0.9%
Total investments	$19,497.9	100.0%	$19,252.5	100.0%
_________
(a) Includes investment grade non-redeemable preferred stocks ($509.8 million and $538.4 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($36.1 million and $38.4 million, respectively).

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
As of June 30, 2015 and September 30, 2014, the Insurance segment’s fixed maturity available-for-sale portfolio was approximately $17.7 billion and $17.2 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (in millions):

	June 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,875.9	10.6%	$1,568.1	9.1%
AA	1,833.3	10.3%	1,909.2	11.1%
A	4,070.3	23.0%	3,873.0	22.5%
BBB	7,165.0	40.4%	7,032.5	40.9%
BB (a)	699.6	4.0%	759.6	4.4%
B and below (b)	2,079.5	11.7%	2,069.1	12.0%
Total	$17,723.6	100.0%	$17,211.5	100.0%
_________
(a) Includes $61.8 million and $47.1 million at June 30, 2015 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,788.0 million and $1,677.3 million at June 30, 2015 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of June 30, 2015 and September 30, 2014, included in the Insurance segment's fixed maturity available-for-sale securities portfolio were the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio with fair value of $1.0 billion and $1.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of the Front Street Cayman fixed income portfolio (in millions):

	June 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$102.9	10.0%	$92.4	8.8%
AA	64.3	6.3%	92.5	8.8%
A	82.6	8.1%	95.1	9.0%
BBB	306.7	29.9%	304.2	28.9%
BB	164.8	16.1%	86.1	8.2%
B and below	303.4	29.6%	382.0	36.3%
Total	$1,024.7	100.0%	$1,052.3	100.0%

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
The table below presents the Insurance segment's fixed maturity securities by NAIC designation as of June 30, 2015 and September 30, 2014 (in millions):

	June 30, 2015			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,086.9	$10,346.8	58.4%	$9,224.0	$9,675.8	56.2%
2	6,466.5	6,560.9	37.0%	6,302.3	6,569.1	38.2%
3	518.4	508.2	2.8%	523.3	549.4	3.2%
4	285.8	276.9	1.6%	336.3	335.3	1.9%
5	30.5	30.4	0.2%	82.8	81.9	0.5%
6	0.4	0.4	—%	—	—	—%
	$17,388.5	$17,723.6	100.0%	$16,468.7	$17,211.5	100.0%
The table below presents the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio by NAIC designation included in our fixed maturity available-for-sale securities as of June 30, 2015 and September 30, 2014 (in millions).

	June 30, 2015			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$363.1	$360.1	35.1%	$360.9	$378.1	35.9%
2	282.7	264.0	25.8%	270.5	275.0	26.1%
3	155.4	152.1	14.8%	47.7	47.8	4.6%
4	224.8	218.9	21.4%	272.1	270.6	25.7%
5	29.9	29.6	2.9%	81.4	80.8	7.7%
	$1,055.9	$1,024.7	100.0%	$1,032.6	$1,052.3	100.0%

Investment Industry Concentration:
The tables below summarize the Insurance segment’s top 10 industries concentration of its available-for-sale securities, including the fair value and percent of total available-for-sale securities' fair value as of June 30, 2015 and September 30, 2014 (in millions):

Top 10 Industry Concentration	June 30, 2015	Percent of Total Fair Value
Banking	$1,982.0	10.8%
Asset-backed securities CLO	1,590.8	8.7%
Municipal	1,533.5	8.4%
Life Insurance	1,011.5	5.5%
Whole Loan Commercial Mortgage Obligation Other	906.0	4.9%
CMBS	890.9	4.9%
Electric	871.5	4.8%
Property and Casualty Insurance	793.3	4.3%
Other Financial Institutions	695.5	3.8%
Pipelines	542.7	3.0%
Total	$10,817.7	59.1%

Top 10 Industry Concentration	September 30, 2014	Percent of Total Fair Value
Banking	$2,240.3	12.5%
Asset-backed securities Other	1,755.9	9.8%
Municipal	1,313.3	7.3%
Life Insurance	1,086.7	6.1%
Electric	958.8	5.4%
CMBS	836.1	4.7%
Property and Casualty Insurance	832.1	4.7%
Whole Loan Commercial Mortgage Obligation Other	806.5	4.5%
Other Financial Institutions	726.1	4.1%
Pipelines	561.2	3.1%
Total	$11,117.0	62.2%
Non-Agency RMBS exposure
In late 2011 and 2012, following stabilization in the housing market and a review of the loss severity methodology utilized by the NAIC, which took into account home price appreciation vectors rather than NRSRO ratings criteria, FGL began to increase exposure to non-agency RMBS securities across the spectrum. These investment decisions were driven by rigorous analysis of the underlying collateral, as well as considerations of structural characteristics associated with these positions.
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
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $509.8 million and $1,266.4 million as of June 30, 2015, respectively, and $567.6 million and $1,131.6 million as of September 30, 2014, respectively.

The following table summarizes FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2015 and September 30, 2014:

June 30, 2015						September 30, 2014
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	99.3%	AAA	3.6%	2007	23.3%	1	97.6%	AAA	4.2%	2008	0.3%
2	0.7%	AA	0.6%	2006	41.1%	2	1.4%	AA	0.7%	2007	23.8%
3	—%	A	3.8%	2005 and prior	35.6%	3	0.8%	A	4.5%	2006	35.4%
4	—%	BBB	1.3%		100.0%	4	0.2%	BBB	2.2%	2005 and prior	40.5%
5	—%	BB and below	90.7%			5	—%	BB and below	88.4%		100.0%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%
Asset-backed securities exposure
As of June 30, 2015, FGL's asset-backed securities ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 84.3% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL's ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize FGL's ABS exposure as of June 30, 2015 and September 30, 2014 (in millions):

	June 30, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized Loan Obligations	$1,590.8	84.3%	$1,628.2	90.8%
Other	274.1	14.5%	141.1	7.9%
Car Loans	21.6	1.1%	18.0	1.0%
Credit Card	1.0	0.1%	—	—%
Utility	—	—%	3.0	0.2%
Home Equity	—	—%	2.6	0.1%
Total asset-backed securities	$1,887.5	100.0%	$1,792.9	100.0%
The non-CLO exposure as of June 30, 2015 represents 15.7% of total ABS assets, or 1.5% of total invested assets. As of June 30, 2015, the CLO and non-CLO positions were trading at a net unrealized loss position of $18.8 million and $0.4 million, respectively. The non-CLO exposure as of September 30, 2014 represented 9.2% of total ABS assets, or 0.9%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $8.7 million and the non-CLO positions were trading at a net unrealized gain position of $0.8 million.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2015 and September 30, 2014 were as follows (in millions, except for number of securities):

	June 30, 2015				September 30, 2014
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$409.6	$(0.4)	$409.2	6	$120.4	$(1.4)	$119.0
United States Government sponsored agencies	20	24.9	(0.2)	24.7	19	24.8	(0.1)	24.7
United States municipalities, states and territories	78	570.1	(19.8)	550.3	41	271.2	(6.3)	264.9
Corporate securities:
Finance, insurance and real estate	149	1,282.4	(34.3)	1,248.1	89	675.6	(13.3)	662.3
Manufacturing, construction and mining	69	502.2	(39.9)	462.3	39	352.5	(14.0)	338.5
Utilities and related sectors	135	878.1	(40.9)	837.2	55	386.0	(9.0)	377.0
Wholesale/retail trade	90	386.2	(15.8)	370.4	31	250.8	(4.2)	246.6
Services, media and other	114	851.2	(42.7)	808.5	42	328.4	(8.4)	320.0
Hybrid securities	41	563.9	(28.9)	535.0	41	563.4	(15.2)	548.2
Non-agency residential mortgage-backed securities	135	742.2	(24.5)	717.7	83	462.4	(11.0)	451.4
Commercial mortgage-backed securities	50	382.7	(7.0)	375.7	24	162.7	(2.0)	160.7
Asset-backed securities	174	1,347.4	(24.1)	1,323.3	134	1,132.8	(18.8)	1,114.0
Equity securities	25	158.9	(4.4)	154.5	25	240.4	(5.1)	235.3
	1,083	$8,099.8	$(282.9)	$7,816.9	629	$4,971.4	$(108.8)	$4,862.6
The gross unrealized loss position on the portfolio as of June 30, 2015, was $282.9 million, an increase of $174.1 million from $108.8 million as of September 30, 2014. Corporate bonds represented 71.6% or $124.7 million of this increase as spreads were wider in most corporate sectors. The services/media sector and the utilities sector experienced the largest increase in unrealized losses, growing from $8.4 million to $42.7 million and from $9.0 million to $40.9 million, respectively.
FGL's municipal bond exposure is a combination of general obligation bonds (fair value of $337.6 million and an amortized cost of $321.8 million as of June 30, 2015) and special revenue bonds (fair value of $1,112.9 million and amortized cost of $1,056.7 million as of June 30, 2015). Across all municipal bonds, the largest issuer represented 6.8% of the category, and the largest single municipal bond issuer represented less than 0.5% of the entire portfolio and was rated NAIC 1. FGL's focus within municipal bonds is on NAIC 1 rated instruments, and 97.8% of the municipal bond exposure is rated NAIC 1.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2015 and September 30, 2014, were as follows (in millions, except for number of securities):

	June 30, 2015				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	—	$—	$—	$—
Six months or more and less than twelve months	7	65.2	48.8	(16.4)	—	—	—	—
Twelve months or greater	1	5.3	4.2	(1.1)	2	0.7	0.1	(0.6)
Total investment grade	8	70.5	53.0	(17.5)	2	0.7	0.1	(0.6)

Below investment grade:
Less than six months	1	13.2	9.8	(3.4)	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.1	0.1	—
Twelve months or greater	2	4.9	3.9	(1.0)	4	0.4	—	(0.4)
Total below investment grade	3	18.1	13.7	(4.4)	5	0.5	0.1	(0.4)

Total	11	$88.6	$66.7	$(21.9)	7	$1.2	$0.2	$(1.0)
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize impairments. At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an other-than-temporary impairment (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the asset's amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other-than-temporary impairments and related credit losses to be recognized in operations. A security which is believed to have a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At June 30, 2015 and September 30, 2014, FGL's watch list included fourteen and nine securities, respectively, in an unrealized loss position with an amortized cost of $88.8 million and $1.3 million, unrealized losses of $22.0 million and $1.1 million, and a fair value of $66.8 million and $0.2 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the June 30, 2015 and September 30, 2014 carrying values were fully recoverable.
There were four and nine structured securities on the watch list to which FGL had potential credit exposure as of June 30, 2015 and September 30, 2014. FGL's analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2015 and September 30, 2014 carrying values were fully recoverable.
Exposure to Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt, including Greece, as of June 30, 2015 or September 30, 2014. As of June 30, 2015 or September 30, 2014, FGL had no material exposure risk related to financial investments in Puerto Rico.

Available-For-Sale Securities
For additional information regarding FGL’s available-for-sale securities, including the amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities as well as the amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities as of June 30, 2015, refer to Note 4, Investments, to our Condensed Consolidated Financial Statements.
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

HGI Energy
Cash flows from operations are the principal sources of cash to meet Compass’ obligations, including interest payments under the Compass Credit Agreement, and to pay dividends to HGI Energy, HRG’s wholly-owned subsidiary that directly holds HRG’s interest in Compass. Compass' capital expenditure program for 2015 is primarily focused on recompletion projects in North Louisiana and the Permian Basin. Compass' program attempts to target projects expected to have high probability of success and can provide acceptable rates of return in the current commodity price environment. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.
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

As of June 30, 2015, total borrowings under the Compass Credit Agreement were $327.0 million. Based on the semi-annual borrowing base redetermination, the borrowing base under the Compass Credit Agreement was adjusted by the lender group from $400.0 million to $340.0 million.
On May 7, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a) modification of the Company's  Consolidated Leverage Ratio whereby the Consolidated Leverage Ratio covenant is not tested for the period ending June 30, 2015 and the permitted ratio limit is increased to 5.75 to 1.0 for the periods ending June 30, 2015 and September 30, 2015, and b) an additional financial covenant added in the form of Consolidated Cash Interest Coverage Ratio, whereby as of the periods ending June 30, 2015 and September 30, 2015 the consolidated earnings before tax, interest, depreciation, depletion, amortization and exploration expenses ("EBITDAX") to consolidated interest expense for the trailing four quarters will not be less than 3.50 to 1.0. Concurrently with such amendment, HGI Funding, a wholly-owned subsidiary of the Company, provided a guarantee of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur at the beginning of the fourth quarter of calendar 2015) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined based on the amount of the borrowing base at such time, which amount shall not exceed $80.0 million (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time. As a result of these amendments to the Compass Credit Agreement, Compass returned to good standing under the covenants specified in the Compass Credit Agreement, as amended. Compass is presently current on all obligation related to the Compass Credit Agreement.
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
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and Front Street, which are subsidiaries of HRG (the “Affiliate Notes”). Interest on the Affiliate Notes has historically been funded by HRG. During the Fiscal 2015 Nine Months, HRG funded $9.0 million. HGI Energy was in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.
The following table presents Compass’ liquidity and financial position as of June 30, 2015 (in millions):

June 30, 2015
Borrowings under the Compass Credit Agreement	$327.0
Less: Cash	31.6
Net debt	$295.4
Borrowing base	$340.0
Unused borrowing base (1)	11.9
Unused borrowing base plus cash (1)	43.5
(1) Net of $1.1 million in letters of credit for Compass as of June 30, 2015.
Capital Expenditures
Compass' primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement. The Fiscal 2015 Nine Months capital expenditures for Compass were $18.9 million which primarily consisted of recompletion activities and capital expenditures associated with Compass'

transition to independent operations. Compass' capital program was focused on recompletion projects primarily targeting the Wolfcamp formation in the Permian Basin and the Hosston formation in East Texas/North Louisiana.
The following table presents Compass’ capital expenditures for the Fiscal 2015 Nine Months and fiscal year 2015 (in millions):

	Fiscal Nine Months	July-September Forecast	Full Year Forecast
	2015	2015	2015
Capital expenditures:
Development capital	$13.0	$2.7	$15.7
Gas gathering and water pipelines	—	0.5	0.5
Corporate and other	5.9	0.5	6.4
Total	$18.9	$3.7	$22.6
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
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net loss of $2.7 million for the Fiscal 2015 Quarter and a net gain of $21.3 million for the Fiscal 2015 Nine Months and net losses of $2.2 million for the Fiscal 2014 Quarter and $12.4 million for the Fiscal 2014 Nine Months. The net gain during the Fiscal 2015 Nine Months was primarily the result of decreased natural gas prices. Based on the nature of Compass' derivative contracts, increases in the related commodity price typically result in a decrease to the value of Compass' derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
Compass' total cash receipts for the Fiscal 2015 Quarter were $6.2 million, or $0.79 per Mcfe, compared with cash payments of $2.9 million, or $0.43 per Mcfe for the Fiscal 2014 Quarter. Compass' total cash receipts for the Fiscal 2015 Nine Months were $14.1 million, or $0.59 per Mcfe, compared to cash payments of $6.2 million, or $0.31 per Mcfe for the Fiscal 2014 Nine Months. As noted above, the significant fluctuations between settlements on Compass' derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass' natural gas equivalent prices, before and after the impact of the cash settlements (payments) of its derivative financial instruments.

	Fiscal Quarter		Fiscal Nine Months
Average realized pricing:	2015	2014	2015	2014
Natural gas equivalent per Mcfe	$3.07	$5.69	$3.56	$5.65
Cash settlements (payments) on derivative financial instruments, per Mcfe	0.79	(0.43)	0.59	(0.31)
Net price per Mcfe, including derivative financial instruments	$3.86	$5.26	$4.15	$5.34

As of June 30, 2015, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
July - December 2015	5,520	$3.95	125	$94.98
Collars:
July - December 2015			55
Short call				67.50
Long put				50.00
Three way collars:
July - October 2015	2,460		110
Short call		3.27		80.00
Long put		2.85		60.00
Short put		2.10		45.00
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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in):	2015	2014	Increase / (Decrease)
Operating activities	$(164.9)	$164.4	$(329.3)
Investing activities	(1,935.1)	(1,363.1)	(572.0)
Financing activities	2,087.0	754.9	1,332.1
Effect of exchange rate changes on cash and cash equivalents	(13.0)	—	(13.0)
Net decrease in cash and cash equivalents	$(26.0)	$(443.8)	$417.8
Operating Activities
Cash used in operating activities totaled $164.9 million for the Fiscal 2015 Nine Months as compared to cash provided of $164.4 million for the Fiscal 2014 Nine Months. The $329.3 million decrease in cash provided was the result of (i) a $196.7 million decrease in cash provided by the Insurance segment; (ii) a $107.9 million increase in cash used by the Consumer Products segment; (iii) a $25.0 million decrease in cash provided by the Energy segment; (iv) a $5.5 million decrease in cash used by the Corporate and Other segment; and (v) a $5.2 million increase in cash used by the Asset Management segment.
The $196.7 million decrease in cash provided by the Insurance segment was primarily as a result of a $111.6 million decrease in cash and short-term collateral received from the Insurance segment's derivative counterparties as well as a $79.1 million increase in acquisition costs due to higher sales during the Fiscal 2015 Nine Months.
The $107.9 million increase in cash used by operating activities in the Consumer Products segment was primarily due to cash used for working capital and other items of $58.9 million driven by increases in inventory and other working capital accounts, and a decrease in accounts payable, partially offset by a decrease in accounts receivable; and higher cash payments for interest, acquisition and integration and restructuring related costs of $89.4 million and $19.4 million, respectively. These increases in cash used were partially offset by cash generated by higher earnings of $33.7 million, and lower cash payments for income taxes of $24.0 million.

The $25.0 million decrease in cash provided by the Energy segment was primarily due to lower cash earnings as a result of the decline in average sales price for oil, natural gas and natural gas liquids during the Fiscal 2015 Nine Months.
Investing Activities
Cash used in investing activities was $1.9 billion for the Fiscal 2015 Nine Months primarily driven by (i) $1,322.0 million of cash used in the acquisition of approximately 25.5% interest in Compass, Spectrum Brands' acquisitions of AAG, Salix, European IAMS and Eukanuba, Tell and Front Street's acquisition of Ability Re; (ii) $803.5 million of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments; and (iii) capital expenditures of $71.6 million. Partially offsetting these cash outflows was cash provided by the net repayment of asset-based loans of $242.2 million.
Cash used in investing activities was $1.4 billion for the Fiscal 2014 Nine Months related to (i) $1.2 billion of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments that was as a result of the Insurance segment's deployment of cash during the period; (ii) $102.0 million of net cash used in originating asset-based loans; and (iii) capital expenditures of $69.1 million.
Financing Activities
Cash provided by financing activities was $2.1 billion for the Fiscal 2015 Nine Months primarily driven by (i) proceeds from issuance of debt, net of financing costs of $3.7 billion; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $866.4 million; (iii) 281.1 million from the issuance of Spectrum Brands' stock in relation to the funding of the AAG acquisition, net of issuance costs and $281.8 million of the issuance taken up by the Company; and (iv) $47.5 million from borrowing under Spectrum Brands' ABL revolving credit facility. Partially offsetting these cash inflows was cash used for the (i) repayment of debt of $2.6 billion; (ii) purchases of Spectrum Brands and FGL stock and an additional member interest in CorAmerica of $48.2 million; (iii) payment of dividends by Spectrum Brands and FGL to holders of noncontrolling interest of $24.8 million (iv) common stock repurchases of $22.2 million; and (v) share based award tax withholding payments of $20.3 million.
Cash provided by financing activities was $754.9 million for the Fiscal 2014 Nine Months primarily driven by (i) proceeds from issuance of debt, net of financing costs of $737.3 million to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $418.1 million; (iii) $172.6 million of cash provided by the FGL initial public offering; and (iv) $110.0 million of cash provided from the borrowing under Spectrum Brands' ABL revolving credit facility. Partially offsetting these cash inflows was cash used for (i) repayment of debt, including tender and call premiums of $571.9 million; (ii) share based award tax withholding payments of $32.1 million; (iii) payment of dividends by subsidiaries to noncontrolling interest of $20.7 million; (iv) payment of dividends on preferred stock of $20.4 million; and (v) cash repayment of revolving credit facility related to the Compass Credit Agreement of $20.1 million.

Debt Financing Activities
HRG issued $100.0 million aggregate principal amount of additional 7.875% Notes in April 2015 as well as $160.0 million aggregate principal amount of additional 7.875% Notes and $140.0 million of additional 7.75% Notes in May 2015. At June 30, 2015, HRG was in compliance with the covenants in the indentures governing the 7.875% Notes and the 7.75% Notes.
In December 2014 Spectrum Brands issued the 6.125% Notes and entered into the New Term Loan Facility. In May 2015 Spectrum Brands issued the 5.75% Notes. In June 2015, Spectrum Brands replaced the Existing Facilities with the New Facilities. The proceeds from the Term Loan and draws on the Revolver Facility were used to repay the Prior Term Loan, the 6.75% Notes, and the Prior Revolver Facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes. At June 30, 2015, Spectrum Brands was in compliance with all covenants under its senior credit agreements and senior unsecured indentures.

At June 30, 2015, the aggregate amount outstanding under the Compass Credit Agreement was $327.0 million. The agreement that contains certain restrictions that require Compass to maintain certain financial covenants was amended during the Fiscal 2015 Quarter. At June 30, 2015, Compass was in compliance with the amended covenants under the Compass Credit Agreement.
See the discussion in Note 8, Debt, to our Condensed Consolidated Financial Statements, for additional information regarding the Company and its subsidiaries' debt activity during the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months.

Equity Financing Activities
During the Fiscal 2015 Nine Months, we granted shares and restricted stock awards representing approximately 1.9 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $25.2 million, a portion of which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
During the Fiscal 2015 Nine Months, we purchased 1.7 million shares for an aggregate of $22.2 million, respectively, under the $100.0 million repurchase program authorized by our Board of Directors in May 2014.

Contractual Obligations
At June 30, 2015, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except for the following events:

•	Spectrum Brands' issuance of the the 6.125% Notes in December 2014;

•	Spectrum Brands' New Term Loan Facility entered into in December 2014;

•	HRG's issuance of $100.0 million of additional 7.875% Notes in April 2015;

•	The agreement that contains certain restrictions that require Compass to maintain certain financial covenants was amended in May 2015;

•	HRG's issuance of $160.0 million of additional 7.875% Notes in May 2015;

•	HRG's issuance of $140.0 million of additional 7.75% Notes in May 2015;

•	Spectrum Brands' issuance of the 5.75% Notes in May 2015; and

•
Spectrum Brands' refinancing of the Existing Facilities with the New Facilities including the repayment of the Prior Term Loan, the 6.75% Notes and the Prior Revolver Facility, all of which took place in June 2015.

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

Fair value of goodwill and intangible assets
For the Fiscal 2015 Nine Months, we concluded that an interim impairment tests was necessary for FOH reporting unit. This conclusion was based on certain indicators of impairment, primarily related to the resignation of Company’s CEO in December of 2014 and subsequent change in strategic direction of FOH since our acquisition of the business in May of 2014. During the Fiscal 2015 Nine Months, we recorded an impairment charge of $60.2 million, related to goodwill and indefinite lived intangible assets. We did not identify indicators of impairment in any of our other reporting units.
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
As discussed in Note 1, Description of Business to our Condensed Consolidated Financial Statements, effective April 19, 2015, FOHG filed for Chapter 11 bankcruptcy in the United States Bankruptcy Court for the District of Delaware. Prior to the bankruptcy, three of the Company’s consolidated subsidiaries were lenders to FOHG, which loans were fully eliminated upon consolidation. As a result of FOHG's Chapter 11 cases, the Company deconsolidated FOHG from the Condensed Consolidated Financial Statements in the third fiscal quarter of 2015.
Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. In July 2015, the FASB voted to issue a final ASU that will defer the effective date by one year to annual reporting periods beginning after December 15, 2017 and the interim periods within that year, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and the interim periods within that year. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, if we do not early adopt. The Company has not selected a method for adoption, nor determined the potential effects on our consolidated financial statements.
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
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Inventory (Topic 330), Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate a portion of the risk from such exposures, when appropriate. Through FGL, we are primarily exposed to interest rate risk and equity price risk and also have exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Through Compass, we are exposed to a risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings. Compass may use derivative financial instruments to mitigate a portion of the risk from exposures to changes in oil and natural gas prices, when appropriate. Through Salus, we are exposed to credit risk due to non-performance of the asset-based loans originated, and to foreign currency risk on foreign currency-denominated loans. Additionally, HRG is exposed to market risk with respect to its investments. While our subsidiaries or we may enter into derivative contracts to attempt to manage a portion of an underlying market risk, our subsidiaries or we may not be successful managing the intended risk and/or our subsidiaries or we may reduce or eliminate such arrangements at any time.
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

Equity Price Risk
HRG
HRG is exposed to equity price risk since, at times, it uses a portion of its excess cash to acquire marketable equity securities, which as of June 30, 2015, are all classified as trading within “Investments – Equity securities” in the Condensed Consolidated Balance Sheets. HRG follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire.
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
See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by FGL's net investment spread earnings and future income. For the nine months ended June 30, 2015, the annual index credits to policyholders on their anniversaries were $256.1 million. Proceeds received at expiration on options related to such credits were $211.6 million. This shortfall is funded by futures income and FGL's net investment spread earnings.
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
Compass
At June 30, 2015, Compass’ exposure to interest rate changes related primarily to borrowings under the Compass Credit Agreement. Interest is payable on borrowings under the Compass Credit Agreement based on a floating rate as more fully described in Note 8, Debt, to our Condensed Consolidated Financial Statements.
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
As of June 30, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $39.1 million. The net impact on reported earnings, after also including the effect of the change on one year's underlying foreign currency-denominated exposures, would be a net gain of $14.5 million.
Salus
Salus is subject to foreign exchange risks on asset-based loans originated in foreign currencies where Salus has retained the foreign currency risk. Foreign currency loans are made primarily in Canadian Dollars. As of June 30, 2015, Salus had $141.9 million of Canadian Dollar loans, of which $55.6 million that Salus has retained the foreign currency risk.
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

Credit Risk
The Insurance Segment
The Insurance segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in the Insurance segment’s insurance operations portfolios of debt and similar securities. The carrying value of the Insurance segment’s fixed maturity available-for-sale portfolio totaled $17.7 billion and $17.2 billion at June 30, 2015 and September 30, 2014, respectively. The Insurance segment’s credit risk materializes primarily as impairment losses. The Insurance segment is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where the Insurance segment expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
The Insurance segment seeks to manage the risk of default and rating migration by applying credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, the Insurance segment diversifies its exposure by issuer and country, using rating based issuer and country limits. The Insurance segment also sets investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, the Insurance segment has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, the Insurance segment is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. The Insurance segment has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. The Insurance segment’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of “A-” or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements for additional information regarding FGL’s exposure to credit loss.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of June 30, 2015, no allowance for uncollectible amounts was recorded.
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

Salus has developed a variety of process to value and monitor the collateral related to its loans, and maintains its lien position in the collateral securing its loans. However, there can be no assurance that Salus will not suffer a partial or complete loss if its loans became non-performing for any reason. As of June 30, 2015, $91.3 million of Salus’ outstanding loans were classified as doubtful. These loans were placed on nonaccrual status during the quarter and were reserved to reflect the amounts Salus expected to recover through the normal recovery process, not giving effect to the ongoing litigation. The carrying value of the outstanding loans represented approximately 73.0% of the eligible collateral for the loans, without the impaired loan, it would have been 67.3%. See Note 4, Investments, to our Condensed Consolidated Financial Statements, for further details on Salus’ asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of June 30, 2015, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $4.2 million adverse impact on HRG’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $58.3 million, its derivative investments to decrease by approximately $5.9 million based on equity positions as of June 30, 2015, and its FIA embedded derivative liability to decrease by approximately $21.4 million. Because FGL’s equity investments are classified as available-for-sale, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Interest Rate Risk
Spectrum Brands
At June 30, 2015, the potential change in fair value of Spectrum Brands' outstanding interest rate derivative instruments assuming a 100 basis points unfavorable shift in interest rates would be a loss of $1.5 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands' variable rate Term Loan would be a net loss of $1.5 million.
FGL
FGL assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase one percentage point from levels at June 30, 2015, the estimated fair value of fixed maturity securities of FGL would decrease by approximately $1,111.2 million, of which $55.1 million relates to the Front Street Cayman fixed income portfolio. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $642.6 million in accumulated other comprehensive income and a decrease of $615.3 million in stockholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2015, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $168.9 million.
The actuarial models used to estimate the impact of a 100 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Compass
A 100 basis points change in interest rates based on the variable-rate borrowings outstanding as of June 30, 2015 of $327.0 million would result in an increase or decrease in Compass’ interest expense of $3.3 million per year. The interest Compass pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
Spectrum Brands
As of June 30, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $39.1 million. The net impact on reported earnings, after also including the effect of the change on one year's underlying foreign currency-denominated exposures, would be a net gain of $14.5 million.
Salus
As of June 30, 2015, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $5.7 million.
Commodity Price Risk
Spectrum Brands
As of June 30, 2015, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.4 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.7 million.
Compass
Compass’ use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For the nine months ended June 30, 2015, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement receipts (or a decrease in settlements received) of approximately $14.2 million. The ultimate settlement amount of Compass’ outstanding derivative financial instrument contracts is dependent on future commodity prices. Compass may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
AAG Acquisition
On May 21, 2015, Spectrum Brands completed the acquisition of AAG. As permitted by the guidelines established by the staff of the SEC for newly acquired businesses, management has excluded AAG and its subsidiaries from its assessment of the effectiveness of our internal control over financial reporting. As previously reported, in connection with the preparation of the financial statements of Armored AutoGroup Inc. (“AAG Sub”), a subsidiary of AAG, for the year ended December 31, 2014, certain significant deficiencies in AAG Sub’s internal controls became evident to its management that, in the aggregate, represent a material weakness. None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, were reflected in AAG’s consolidated financial statements for the year ended December 31, 2014. In connection with the AAG Acquisition, Spectrum Brands was aware of and reviewed these deficiencies as part of their due diligence process and determined that they were not material to them at the time. Spectrum Brands will continue to evaluate and monitor these deficiencies as they integrate AAG into its control environment following the acquisition.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions, including, but not limited to the AAG Acquisition, at the level of financial performance anticipated;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the accuracy of FGL and Front Street’s assumptions and estimates;

•	the accuracy of FGL and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	The outcome of FGL's strategic process or its ability to identify or consummate any strategic transaction;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL and Front Street’s abilities to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

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

•	Compass’ ability to operate successfully as an independent business following our purchase of EXCO's interest in Compass;

•	Compass’ ability to replace or enter into new natural gas marketing arrangements;

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
When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K and our quarterly reports on Form 10-Q for fiscal 2015 ("Form 10-Qs"), as well as the risk factor below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item IA, of our Form 10-Qs.
Risks Related to Spectrum Brands’ Business
Spectrum Brands faces significant risks from the AAG acquisition similar to risks generally associated with Spectrum Brands’ acquisition and expansion strategy.
The AAG acquisition subjects Spectrum Brands to significant risks generally associated with its acquisition and expansion strategy. Significant costs have been incurred and are expected to be incurred in connection with the AAG acquisition and Spectrum Brands’ integration of AAG with its business, including legal, accounting, financial advisory and other costs. Spectrum Brands may also not realize the anticipated benefits of, and synergies from, the AAG acquisition and will be responsible for certain liabilities and integration costs as a result of the AAG acquisition. As a result of the AAG acquisition and other acquisitions, Spectrum Brands may also not be able to retain key personnel or recruit additional qualified personnel, which could require Spectrum Brands to incur substantial additional costs to recruit replacement personnel. General customer uncertainty, including Spectrum Brands’ and AAG’s customers, related to the AAG acquisition could also harm Spectrum Brands. Each of these general risks for acquisition and expansion activities, which are described in more detail in our Form 10-K, could result in the AAG acquisition having a material adverse effect on Spectrum Brands’ business.
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
Currently, neither Spectrum Brands nor AAG have long-term supply agreements with a substantial number of Spectrum Brands’ retail customers, including Spectrum Brands’ largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by Spectrum Brands’ major customers to discontinue or decrease the amount of products purchased from Spectrum Brands, sell a national brand on an exclusive basis or change the manner of doing business with Spectrum Brands, could reduce Spectrum Brands’ revenues and materially adversely affect Spectrum Brands’ results of operations. See “Risk Factors-Risks Related to Spectrum Brands’ Business-Consolidation of retailers and Spectrum Brands’ dependence on a small number of key customers for a significant percentage of its sales may negatively affect its business, financial condition and results of operations,” contained in HRG’s Form 10-K.
A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on IDQ Sub’s ability to sell its aftermarket A/C products.
The refrigerant R-134a is a critical component of IDQ Sub’s aftermarket A/C products and is used in products which comprised approximately 90% of its gross sales in its fiscal year ended December 31, 2014. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.
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
In addition, regulations may be enacted governing the packaging, use and disposal of IDQ Sub’s products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. While IDQ Sub has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or its inability to sell its products in those markets, which could have a material adverse impact on its results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on IDQ Sub’s results of operations, financial condition and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a. If HFO-1234yf becomes widely used and IDQ Sub is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.
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
Risks Related to FGL’s Business
As previously publicly disclosed, FGL has begun a strategic process involving a potential company sale. There can be no assurance that it will be successful in identifying or consummating a strategic transaction.
As previously publicly disclosed, FGL began a strategic process involving a potential company sale. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or if any such transaction is consummated, its timing or terms or the effects thereof on FGL's shareholders and other stakeholders. This process may, at times, require the attention and resources of management and FGL, which may be disruptive to FGL's business and operations. FGL cannot provide guidance on the timing of such action, if any, at this time. The exploration of strategic alternatives may be terminated, modified or suspended at any time and without notice. Neither FGL nor any of its affiliates (including HRG) intend to disclose developments with respect to this process unless and until the FGL Board of Directors has approved a specific transaction or course of action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2015, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HRG’s board of directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the fiscal quarter ended June 30, 2015 we did not repurchase any of our common stock. At June 30, 2015, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s board of directors.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

3.1
Certificate of Incorporation of HRG Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 11, 2015 (File No. 1-4219); and Exhibit 3.1 to the Company’s Current Report on form 8-K filed July 15, 2015 (File No. 1-4219)).

3.2	Restated Bylaws of HRG Group, Inc., amended as of July 13, 2015 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 15, 2015 ((File No. 1-4219)).

4.1
Registration Rights Agreement, dated as of April 14, 2015, by and between HRG Group, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 15, 2015 (File No. 1-4219)).

4.2
Registration Rights Agreement, dated as of May 19, 2015, by and between HRG Group, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 26, 2015 (File No. 1-4219)).

4.3
Registration Rights Agreement, dated as of May 19, 2015, by and between HRG Group, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 26, 2015 (File No. 1-4219)).

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

HRG GROUP, INC. (Registrant)

Dated:	August 6, 2015	By:	/S/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)