Form 10-K
period 2015-09-30
HRG GROUP, INC.
filed 2015-11-20
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4219

HRG Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Park Avenue, 29th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 906-8555
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Harbinger Group Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2015, was approximately $1,398.8 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant.  Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the Company, as defined by applicable securities laws.
There were 201,397,256 shares of the registrant’s common stock outstanding as of November 16, 2015.
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to January 28, 2016.

HRG GROUP, INC.

PART I
Unless otherwise indicated in Part I of this annual report on Form 10-K (this “Form10-K”) or the context requires otherwise, in this Form 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “Asset Managers” refers collectively to the business conducted by CorAmerica, EIC, and Salus (each referred to individually as an “Asset Manager”);“Compass” refers to our oil and gas business, which we conduct through Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and, where applicable, their subsidiaries;“CorAmerica” refers to CorAmerica Capital, LLC and, where applicable, its consolidated subsidiaries; “EIC” refers to Energy & Infrastructure Capital, LLC and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013;“Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016;“Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in CorAmerica, EIC and Salus) and, where applicable, its consolidated subsidiaries; “HGI Energy” refers to HGI Energy Holdings, LLC (which holds our interests in Compass) and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries;“Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries. For a glossary of certain defined terms relating to Compass’ operations, please see Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” in this Form 10-K.

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This document contains, and certain oral statements made by our representatives from time to time may contain, forward-looking statements that are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries and affiliates (including target businesses). Forward-looking statements include information concerning possible or assumed future actions, events, results, strategies and expectations, including plans and expectations regarding future acquisitions, dispositions, distributions, and similar activities, and are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions.
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HRG's management and the management of HRG's subsidiaries (including target businesses). Factors that could cause actual results, events and developments to differ include, without limitation: the ability of HRG's subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the HRG subsidiaries' boards to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board; HRG's liquidity, which may be impacted by a variety of factors, including the capital needs of HRG's current and future subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG's and its subsidiaries' ability to identify, pursue or complete any suitable future acquisition or disposition opportunities, including realizing such transaction's expected benefits, efficiencies/cost avoidance or savings, income and margins, growth, economies of scale, streamlined/combined operations, economic performance and conditions to, and the timetable for, completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management's plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG.
We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. All forward-looking statements described herein are qualified by these cautionary statements and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. HRG does not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results, except as required by law.
In addition, you should understand that the following important factors, in addition to those discussed in Part I, Item IA. “Risk Factors” of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating the business of the Company and our subsidiaries.

HRG
HRG’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our debt and other obligations;

•
the decision of our subsidiaries’ boards to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board;

•	our and our subsidiaries’ liquidity, which may be impacted by a variety of factors, including the capital needs of us and our current and future subsidiaries;

•	limitations on our ability to successfully identify suitable acquisition, disposition and investment opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•
the impact of covenants in the indenture governing our 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”), the covenants in the indenture governing our 7.750% Senior Notes due 2022 (the “7.750% Notes”) and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of our business strategy;

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

•
the impact on us and/or our subsidiaries from interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition or disposition targets or business opportunities that are not consummated;

•	our ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our shares of Common Stock (“Common Stock”);

•	the impact on the holders of our Common Stock if we issue additional shares of our Common Stock or preferred stock; and

•
the effect of price fluctuations in our Common Stock caused by general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly-held subsidiaries.

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ materially from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•
the ability to satisfy the closing conditions, including regulatory approvals, contained in the Agreement and Plan of Merger (the “FGL Merger Agreement” and such merger, the “FGL Merger”), by and among FGL, Anbang

Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”);

•	impact on the stock price, business, financial condition and results of operations if the FGL Merger is not consummated or not consummated timely;

•	the impact of the operating restrictions in the FGL Merger Agreement and their impact on FGL;

•	litigation arising from the FGL Merger;

•	the accuracy of FGL’s and Front Street’s assumptions and estimates;

•	the accuracy of FGL’s and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL’s and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s and Front Street’s ability to defend themselves against or respond to, potential litigation, enforcement investigations or increased regulatory scrutiny;

•	FGL’s and Front Street’s ability to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

•
regulatory changes or actions, including those relating to regulation of financial services, affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of FGL’s and Front Street’s insurance subsidiaries to make cash distributions to FGL or Front Street, as applicable (including dividends or payments on surplus notes FGL’s subsidiaries issue to FGL);

•	the impact of potential litigation, including class action litigation;

•
the impact of FGL’s reinsurers failing to meet or timely meet their assumed obligations, increasing their reinsurance rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to FGL at consistent and economical terms;

•	restrictions on FGL’s ability to use captive reinsurers;

•	FGL being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of interest rate fluctuations on FGL and Front Street and withdrawal demands in excess of FGL’s and Front Street’s assumptions;

•	the impact of market and credit risks;

•	equity market volatility;

•	credit market volatility or disruption;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of FGL’s products;

•	the performance of third parties, including independent distributors, underwriters, actuarial consultants and other service providers;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	the continued availability of capital required for FGL’s and Front Street’s insurance subsidiaries to grow;

•	the impact on FGL’s or Front Street’s business of new accounting rules or changes to existing accounting rules;

•	the risk that FGL’s or Front Street’s exposure to unidentified or unanticipated risk is not adequately addressed by their risk management policies and procedures;

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	FGL’s ability to protect its intellectual property;

•	difficulties arising from FGL’s and Front Street’s outsourcing relationships;

•	the impact on FGL’s and Front Street’s business of natural and of man-made catastrophes, pandemics, computer viruses, network security breaches, and malicious and terrorist acts;

•	FGL’s and Front Street’s ability to compete in a highly competitive industry;

•	FGL’s and Front Street’s ability to maintain competitive policy expense costs;

•	adverse consequences if the independent contractor status of FGL’s independent insurance marketing organizations (“IMOs”) is successfully challenged;

•	FGL’s ability to attract and retain national marketing organizations and independent agents;

•	the potential adverse tax consequences to FGL if FGL generates passive income in excess of operating expenses;

•	the significant operating and financial restrictions contained in FGL’s debt agreements, which may prevent FGL from capitalizing on business opportunities;

•	the inability of FGL’s and Front Street’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	conflicts of interest between HRG or its affiliates;

•	the impact on FGL of non-performance of loans originated by Salus;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends; and

•	the ability to maintain or obtain approval of the Iowa Insurance Division (“IID”) and other regulatory authorities as required for FGL’s operations and those of its insurance subsidiaries.

The Asset Managers
The Asset Managers’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	their respective abilities, as applicable, to recover amounts that are contractually owed to them by their borrowers;

•	their respective abilities to continue to find attractive business opportunities;

•	their respective abilities to address a number of issues to implement their respective business strategies;

•	the impact on these businesses resulting from deterioration in economic conditions;

•	their respective abilities to compete with traditional competitors and new market entrants; and

•	their respective abilities to address a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions.

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

•	Compass’ ability to operate successfully as an independent business;

•	Compass’ ability to replace natural gas marketing services upon the expiration of the current arrangements with EXCO;

•	the impact on Compass if it is unable to successfully execute or consummate one or more disposition, acquisition or reserve development opportunities;

•
Compass’ ability to market and sell its oil, natural gas liquids and natural gas and its exposure to the credit risk of its customers, working interest owners and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that Compass will be unable to identify or complete, or complete on economically attractive terms, suitable disposition and/or acquisition opportunities of oil and gas properties;

•	Compass' ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	Compass' ability to effectively mitigate the impact of commodity price volatility from its cash flows with its hedging strategy;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of Compass’ products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry, including acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to Compass’ gathering and transportation pipelines.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.         Business
OVERVIEW
HRG
We are a diversified holding company focused on owning businesses that we believe can generate sustainable free cash flow or attractive returns on investment. As of September 30, 2015, our principal operating subsidiaries include the following assets: (i) Spectrum Brands, our subsidiary that provides global branded consumer products; (ii) FGL, our subsidiary that provides life insurance and annuity products; (iii) Front Street, our subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities; (iv) HAMCO, which, through its subsidiaries, provides financing and engages in asset management across a range of industries; and (v) Compass, our subsidiary that is engaged in the business of owning, operating, acquiring, exploiting and developing conventional oil and natural gas assets.
We currently operate our business in four reporting segments: Consumer Products, Insurance, Energy, and Asset Management. For the results of operations by segment and other segment data, see Part IV, Item 15. “Note 26, Segment and Geographic Data to HRG’s Consolidated Financial Statements” included elsewhere in this report.
On October 8, 2015, Compass Energy Operating, LLC (“Compass Energy” or “MLP LLC”), a wholly owned subsidiary, entered into a purchase agreement with a third-party (the “Compass Asset Buyer”), pursuant to which the Compass Asset Buyer agreed to purchase certain of Compass Energy’s oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana for a cash purchase price of $160.0 million, subject to adjustments for title and environmental defects and revenues and expenses attributable to periods after July 1, 2015. Proceeds from the transaction are expected to be used to reduce borrowings under Compass Energy’s existing credit facility. The transaction is subject to customary closing conditions and is expected to close, subject to satisfaction of such closing conditions, on or about December 1, 2015. The parties may terminate the purchase agreement at any time following December 31, 2015 if closing has not occurred by such date.
On November 8, 2015, FGL, Anbang, AB Infinity, and Merger Sub entered into the FGL Merger Agreement. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang. Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger, each issued and outstanding share of FGL common stock will be cancelled and converted automatically into the right to receive $26.80 in cash, without interest, other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be cancelled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s equity plans and those shares of common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. See Part I, Item I. “Business-Our Operating Subsidiaries-FGL-the FGL Merger.”
For detailed information about revenues, operating income and total assets of HRG and its operating subsidiaries, see the financial statements beginning on page F-1 and S-1, respectively, of this report.
We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. Effective March 9, 2015, we changed our name from Harbinger Group Inc. to HRG Group, Inc. Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 29th Floor, New York, New York 10022.

Strategy
We intend to maximize value for our stockholders by seeking businesses that we believe can generate sustainable free cash flow or attractive returns on investment. We intend to take a long-term view and have a disciplined approach. We intend to seek to acquire businesses that we believe are undervalued or fairly valued with attractive financial or strategic characteristics. We intend to dispose of businesses based on an assessment of a variety of factors, including availability of other opportunities for us to deploy our capital or otherwise maximize shareholder value, synergies amongst our existing businesses and other financial or strategic considerations. We may pursue these strategies directly at HRG or indirectly through one or more of our operating subsidiaries. Accordingly, we and our subsidiaries are continuously evaluating potential strategic opportunities, including acquisition, disposition or restructuring opportunities, each of which may, in the near or long term, have a significant impact on our, and our subsidiaries’ overall business, liquidity and/or financial results.
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
Competition
In identifying, evaluating and selecting strategic opportunities, we may encounter intense competition from other entities having similar business objectives, such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting transactions directly or through affiliates. Many of these competitors may possess greater human and other resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in contrast to our competitors.
Employees
At September 30, 2015, HRG employed 22 persons and HRG’s subsidiaries employed approximately 15,900 persons. In the normal course of business, HRG and its subsidiaries use contract personnel to supplement their employee base to meet business needs. As of September 30, 2015, none of HRG’s employees were represented by labor unions or covered by collective bargaining agreements. See the remainder of this report for additional information regarding the employees of HRG’s subsidiaries. HRG believes that its overall relationship with its employees is good.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.hrggroup.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Commission.
You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics, Code of Ethics for our Chief Executive and Senior Financial Officers and Executive Sessions policy are available at our website at www.hrggroup.com under “Investor Relations-Corporate Governance.” Copies will also be provided to any HRG stockholder upon written request to Investor Relations, HRG Group, Inc. at 450 Park Avenue, 29th Floor, New York, NY 10022 or via electronic mail at investorrelations@hrggroup.com, or by contacting Investor Relations by telephone at (212) 906-8560. See Part I, Item 1. “Business-Our Operating Subsidiaries-Spectrum Brands-Available Information” for additional information regarding Spectrum Brands and Part I, Item 1. “Business-Our Operating Subsidiaries-FGL-Available Information” for additional information regarding FGL.
OUR OPERATING SUBSIDIARIES
Spectrum Brands
Spectrum Brands, a Delaware corporation and a subsidiary of HRG, is a diversified global branded consumer products company. Spectrum Brands is a wholly owned subsidiary of Spectrum Brands. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2015, HRG owned approximately 57.6% of Spectrum Brands’ common stock.
Spectrum Brands manufactures, markets and/or distributes its products in approximately 160 countries in the North America, Europe, Middle East & Africa (“MEA”), Latin America and Asia-Pacific regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies, and hearing aid professionals, and enjoy strong name recognition in Spectrum Brands’ regions under Spectrum Brands’ various brands and patented technologies. Spectrum Brands’ diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care. Spectrum Brands manages the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies, (iii) Home and Garden, (iv) Hardware & Home Improvement and (v) Global Auto Care. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment.
The following table summarizes the respective product types, brands, and regions for each of the segments:

Segment	Products	Brands	Regions
Global Batteries & Appliances
Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: small kitchen and home appliances.
Personal Care: electric shaving and grooming products, hair care appliances and accessories.
		Consumer batteries: Rayovac, VARTA. Small appliances:Black & Decker, George Foreman, Russell Hobbs, Juiceman, Breadman, and Toastmaster. Personal Care: Remington.	North America Europe/MEA Latin America Asia-Pacific
Hardware & Home Improvement
Hardware and home improvement: Residential locksets and door hardware including hinges, security hardware, screen and storm door products, garage hardware, window hardware and floor protection; commercial doors, locks, and hardware; kitchen, bath and shower faucets and plumbing products.
		Hardware and home improvement: Kwikset, Weiser, Baldwin, National Hardware, Stanley, Tell, Pfister.	North America Europe/MEA Latin America Asia-Pacific
Global Pet Supplies	Pet supplies: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products; aquariums and aquatic health supplies.	Pet Supplies: 8-in-1, Dingo, Nature's Miracle, Wild Harvest, Littermaid, Tetra, Marineland, Whisper, Jungle, Instant Ocean, FURminator, IAMs, Eukanuba, Healthy-Hide, Digest-eeze.	North America Europe/MEA Latin America Asia-Pacific
Home and Garden	Home and garden: Household insecticides; insect and animal repellent products; insect and weed control solutions.	Home and garden: Cutter, Repel, Spectracide, Garden Safe, Liquid Fence, Hot Shot, Black Flag.	North America Latin America
Global Auto Care	Auto care: Aftermarket appearance products; performance chemicals & additives; do-it-yourself air conditioner recharge products.	Auto care: Armor All, STP, A/C PRO.	North America Europe/MEA Latin America Asia-Pacific
Spectrum Brands’ operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; Spectrum Brands’ overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by Spectrum Brands’ competitors’ advertising and promotional activities and pricing strategies.
On May 21, 2015, Spectrum Brands completed the acquisition of Armored AutoGroup Parent, Inc. (“AAG”), a consumer products company consisting primarily of Armor All and STP products, two well recognizable brands in the automotive aftermarket appears products and performance chemicals categories, respectively; and the A/C Pro Brand of do-it-yourself automotive air conditioner recharge products.

Spectrum Brands’ Products
Net sales of each product category sold, as a percentage of net sales of Spectrum Brands consolidated operations for Fiscal 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Hardware and home improvement products	26%	26%	21%
Consumer batteries	18%	22%	23%
Small appliances	16%	16%	18%
Pet supplies	16%	14%	15%
Personal care products	11%	12%	13%
Home and garden products	10%	10%	10%
Auto care products	3%	—%	—%
	100%	100%	100%
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
In the hardware and home improvement product category, on October 1, 2014, Spectrum Brands acquired privately owned Tell Manufacturing, Inc. (“Tell”), a leading U.S. manufacturer and distributor of commercial doors, locks and hardware. Tell will provide the Hardware and Home Improvement segment with an established commercial security sales position through the SmartKey and Kevo residential lock technologies. Tell also adds doors and hollow metal door manufacturing capabilities, a strategically important adjacent category. Furthermore, Spectrum Brands provides kitchen, bath and shower faucets as well as other plumbing products through its Pfister brand. Pfister seeks to bring showroom styles to the mass market at affordable prices and offers a lifetime warranty on all of its products. Pfister seeks to differentiate itself from competition through its breadth of styles and finishes designed to meet consumer, plumber and builder needs.
Consumer Batteries
Spectrum Brands markets and sells a full line of alkaline batteries to both retail and industrial customers. Spectrum Brands’ alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. Spectrum Brands also manufactures alkaline batteries for third parties who sell the batteries under their own private labels. Spectrum Brands’ zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low and medium drain battery powered devices. Spectrum Brands also sells Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands.
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
Spectrum Brands also offers a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. Spectrum Brands sells its portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties. Recently, Rayovac introduced an outdoor portable charging line including the RescuerTM, the AdventurerTM and the rechargeable Power Pack duo, consisting of the DayTripperTM and WeekenderTM Power Packs.
Small Appliances
Spectrum Brands markets and sells a broad range of products in the branded small household appliances category under the George Foreman, Black & Decker, Russell Hobbs, Juiceman and Breadman brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. Spectrum Brands also markets small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands.

Pet Supplies
In the pet supplies product category, Spectrum Brands markets and sells a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. Spectrum Brands has a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Spectrum Brands’ largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. Spectrum Brands also sells a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Spectrum Brands’ largest specialty pet brands include FURminator, 8 in 1, Dingo, Nature’s Miracle, Wild Harvest, and Littermaid.
In the pet supplies product category, on December 31, 2014, Spectrum Brands completed the acquisition of Procter & Gamble’s European pet food business, consisting of the complementary IAMS and Eukanuba premium brands for dogs and cats which are in an adjacent category to Spectrum Brands’ global pet business. The acquired business provides access to the growing European dog and cat food market. On January 16, 2015, Spectrum Brands acquired privately owned Salix Animal Health, LLC, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks, offering a comprehensive line of chews made from beef hides, pork, chicken, beef and other various proteins.
Personal Care Products
Spectrum Brands’ electric personal care products, marketed and sold under the Remington brand name, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.
Spectrum Brands markets and sells a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.
Home and Garden Products
In the home and garden products category, Spectrum Brands currently sells and markets a variety of leading insect and weed control products, including household insecticides, insect repellents, and lawn insect and weed control solutions. Spectrum Brands offers a broad array of household pest control solutions such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Spectrum Brands also offers powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse.
This business segment also manufactures and markets a complete line of insect repellent products that provide protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents available in a variety of formulas (such as aerosols, lotions, pump sprays and wipes) to match consumers’ dynamic needs, as well as area repellents (such as yard sprays, citronella candles and patio lanterns) that let consumers enjoy the outdoors without bothersome pests. In addition to providing pest solutions, Spectrum Brands’ line of outdoor insect and weed control solutions allows consumers to conquer bugs and weeds, and tackle their biggest lawn and landscaping projects themselves
Auto Care Products
On May 21, 2015, Spectrum Brands completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the A/C Pro Brand of do-it-yourself automotive air conditioner recharge products.
Armor All is a leading automotive aftermarket appearance product brand in the United States with a comprehensive line of products. Spectrum Brands believes that Armor All has distinguished itself a leader in the automotive aftermarket appearance products, category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation. Armor All’s current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces.
The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships. Spectrum Brands believes the STP brands’ fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes. Spectrum Brands believes that the strong brand equity of STP also provides for attractive licensing opportunities that augment its presence in its core performance categories.
As a result of this acquisition, Spectrum Brands has entered into a new segment, Global Auto Care, and incorporated the acquired products and brands into its diversified portfolio. The results of AAG’s operations are included within Spectrum Brands’ consolidated performance as of the acquisition date of May 21, 2015 for the year ended September 30, 2015.

Sales and Distribution
Spectrum Brands sells its products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs. Spectrum Brands’ sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products that Spectrum Brands markets have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Spectrum Brands’ sales to its largest customer represented approximately 15% of its consolidated net sales for Fiscal 2015. No other customer accounted for more than 10% of Spectrum Brands’ consolidated net sales in Fiscal 2015.
Segment information as it relates to revenues, profits and total assets as well as information concerning Spectrum Brands’ revenues and long-lived assets by geographic location is set forth in.
Global Batteries & Appliances
Spectrum Brands manages its Global Batteries & Appliances sales force by geographic region and product group. Spectrum Brands’ sales team is divided into four major geographic territories: North America, Latin America, Europe and Asia-Pacific. Within each major geographic territory, Spectrum Brands has additional subdivisions designed to meet its customers’ needs.
Spectrum Brands manages its sales force in North America by distribution channel. Spectrum Brands maintains separate sales groups to service (i) its retail sales and distribution channel, (ii) its hearing aid professionals channel and (iii) its industrial distributors and OEM sales and distribution channel. In addition, Spectrum Brands utilizes a network of independent brokers to service participants in selected distribution channels. Spectrum Brands manages its sales force in Latin America by distribution channel and geographic territory. Spectrum Brands sells primarily to large retailers, wholesalers, distributors, food and drug chains and retail outlets. In countries where Spectrum Brands does not maintain a sales force, Spectrum Brands sells to distributors who market its products through all channels in the market.
The sales force serving Spectrum Brands’ customers in Europe and Asia-Pacific is supplemented by an international network of distributors to promote the sale of its products. Spectrum Brands’ sales operations throughout Europe and Asia/Pacific are organized by geographic territory and the following sales channels: (i) food/retail, which includes mass merchandisers, discounters and drug and food stores; (ii) specialty trade, which includes clubs, consumer electronics stores, department stores, photography stores and wholesalers/distributors; and (iii) industrial, government, hearing aid professionals and OEMs.
Global Pet Supplies
Spectrum Brands’ Global Pet Supplies sales force is aligned by customer, geographic region and product group. Spectrum Brands sells pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.
Home and Garden
The Home and Garden business sales force is geographically aligned with Spectrum Brands’ key customers. Spectrum Brands sells primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers primarily in the U.S.
Hardware & Home Improvement
The sales force of the Hardware & Home Improvement business is aligned by customer and geographic region. Spectrum Brands sells primarily to large retailers, non-retail distributors, home improvement centers, hardware stores, home builders and other retailers.
Global Auto Care
The Global Auto Care business sales force is geographically aligned with key customers. Spectrum Brands sells primarily to big box auto, auto specialty retail, mass retailers, food and drug retailers, and convenience retailers. Spectrum Brands markets its products in the United States through a number of channels and uses a number of sales strategies. Sales personnel call directly on major accounts and have support teams for supply and marketing. Spectrum Brands’ small regional and convenience store customers are serviced by brokers and distributors. International distribution varies by region and is often executed on a country-by-country basis. A majority of international sales are completed using distributors.

Manufacturing, Raw Materials and Suppliers
The principal raw materials used in manufacturing Spectrum Brands’ products are zinc, electrolytic manganese dioxide, brass and steel that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Spectrum Brands has regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs Spectrum Brands expects to incur over the next 12 to 24 months.
Substantially all of Spectrum Brands’ rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and its electric shaving and grooming products and small appliances are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. Spectrum Brands maintains ownership of most of the tooling and molds used by its suppliers.
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
During Fiscal 2015, 2014 and 2013, Spectrum Brands invested $51.3 million, $47.9 million and $43.3 million, respectively, in product research and development.
Patents and Trademarks
Spectrum Brands also uses and maintain a number of trademarks in its business, including, among others, RAYOVAC, VARTA, REMINGTON, GEORGE FOREMAN, RUSSELL HOBBS, FARBERWARE, TOASTMASTER, BREADMAN, JUICEMAN, BLACK & DECKER, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, LITTERMAID, BIRDOLA, HEALTHY HIDE, DIGEST-EEZE, IAMS, EUKANUBA, SPECTRACIDE, CUTTER, HOT SHOT, REAL KILL, ULTRA KILL, BLACK FLAG, LIQUID FENCE, RID-A-BUG, TAT, GARDEN SAFE, REPEL, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE, FANAL, PFISTER, TELL, ARMOR ALL, STP, and A/C PRO. Spectrum Brands seeks trademark protection in the U.S. and in foreign countries.
Spectrum Brands owns or licenses from third parties a significant number of patents and patent applications throughout the world relating to products Spectrum Brands sells and manufacturing equipment Spectrum Brands uses. Spectrum Brands holds a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom Spectrum Brands pays a royalty.
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
As a result of the common origins of the Remington Products, L.L.C. (“Remington Products”) business Spectrum Brands acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the REMINGTON trademark is owned by Spectrum Brands and by Remington Arms each with respect to its principal products as well as associated products. Accordingly, Spectrum Brands owns the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. Spectrum Brands retains the REMINGTON trademark for nearly all products which Spectrum Brands believes can benefit from the use of the brand name in its distribution channels.

Spectrum Brands licenses the Black and Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Spectrum Brands has licensed the Black and Decker brand since 1998 for use in marketing various household small appliances. In July 2014, Spectrum Brands and The Black and Decker Corporation (“BDC”) extended the trademark license agreement through December 2018. Under the agreement as extended, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the end of the transition period following termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.
Through the acquisition of the residential Hardware and Home Improvement business (the “HHI Business”), Spectrum Brands owns the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.
Spectrum Brands owns a 56% interest in Shaser Biosciences, Inc. Through this ownership Spectrum Brands has patented technology that is used in its i-Light Reveal product line.
Competition
In Spectrum Brands’ retail markets, it competes for limited shelf space and consumer acceptance. Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies.
Global Batteries & Appliances
The consumer battery product category consists of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt, specialty batteries, which include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries; and portable lighting products. The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (“Energizer”) (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (“Procter & Gamble”) (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). Spectrum Brands also faces competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.
In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand, which is typically defined as a product that offers comparable performance at a lower price. In Europe, the VARTA brand is competitively priced with other premium brands. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced.
Products in Spectrum Brands’ small appliances category consist of small electrical appliances primarily in the kitchen and home product categories. Primary competitive brands in the small appliance category include Hamilton Beach, Proctor Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal. The key competitors in this market in the U.S. and Canada include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In addition, Spectrum Brands competes with retailers who use their own private label brands for household appliances (for example, Wal-Mart).
Spectrum Brands also operates in the personal care product category, consisting of electric shavers and accessories, electric grooming products and hair care appliances and accessories. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under its Remington brand. Electric grooming products include beard and mustache trimmers, nose and ear trimmers, body groomers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, styling irons and hair-setters. Europe and North America account for the majority of Spectrum Brands’ electric personal care product category sales.
Spectrum Brands’ primary competitors in the personal products category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of Procter & Gamble, which sells and markets foil shavers. Through its Remington brand, Spectrum Brands sells both foil and rotary shavers. Other major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Health of Troy Limited (“Helen of Troy”).

Global Pet Supplies
Spectrum Brands’ global pet supplies segment comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supplies product category is highly fragmented with over 500 manufacturers in the U.S. alone, with no competitor holding a market share greater than twenty percent and consists primarily of small companies with limited product lines. Spectrum Brands believes that its brand positioning, including the leading global aquatics brand in Tetra, its diverse array of innovative and attractive products and its strong retail relationships and global infrastructure will allow Spectrum Brands to remain competitive in this fast growing industry.
Spectrum Brands’ largest competitors in this category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products Spectrum Brands offers. Mars sells primarily aquatics products.
Home and Garden
Products in Spectrum Brands’ home and garden segment are sold primarily in the U.S. market under the major brand names Spectracide, Hot Shot, Cutter, Repel, Black Flag, Garden Safe and Liquid Fence. Spectrum Brands manufactures and markets outdoor and indoor insect control products, rodenticides, herbicides, insect repellents and lawn maintenance products. In addition, Spectrum Brands produces and markets several private-label brands for many major retailers. Spectrum Brands’ marketing position is primarily that of a value brand, enhanced and supported by innovative products of outstanding quality and appealing packaging that is designed to drive sales at the point of purchase. Spectrum Brands’ commitment to quality and value has earned the trust of consumers and the confidence of retailers, who count on Spectrum Brands to deliver the fast-selling products, merchandising solutions and quality service they require. Products Spectrum Brands sells in the home and garden category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup, Miracle-Gro, and Tomcat brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.
Products Spectrum Brands sells in the household insect control product category face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.
Hardware & Home Improvement
Competition in the Hardware & Home Improvement industry varies based on location as well as product segment. The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of Allegion, and private label import brands such as Defiant and Gatehouse. Major competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, and the private label brands of The Home Depot and Lowe’s.
Global Auto Care
During Fiscal 2015, Spectrum Brands entered the Global Auto Care segment with its acquisition of AAG, which consists of Armor All and STP products. Products Spectrum Brands sells in the auto care product category compete with other widely advertised brands and with private label brands, including Valvoline, Prestone, Turtle Wax, Black Magic and private label brands. Spectrum Brands also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies, including Mothers, Meguiars, Lucas, and Sea Foam.
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
Seasonality
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted among its quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Small appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Sales for hardware and home improvement products increase during the spring and summer construction period (Spectrum Brands’ third and fourth fiscal quarters). Sales for pet supplies products remain fairly constant throughout the year. Sales for home and garden control products typically peak during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Demand for auto care products is generally at its highest during the period from March to June (Spectrum Brands’ second and third fiscal quarters) based upon historical customer seasonal purchasing patterns and timing of promotional activities. The seasonality of Spectrum Brands’ sales as a percentage of annual sales during Fiscal 2015, 2014 and 2013 were as follows:

Percentage of Annual Net Consumer Products Sales	Fiscal
Fiscal Quarter Ended	2015	2014	2013
First Quarter	23%	25%	21%
Second Quarter	23%	23%	24%
Third Quarter	26%	25%	27%
Fourth Quarter	28%	27%	28%
Governmental Regulations and Environmental Matters
Due to the nature of Spectrum Brands’ operations, its facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with the releases of hazardous substances at Spectrum Brands’ facilities. Spectrum Brands believes that compliance with the federal, state, local and foreign laws and regulations to which it is subject will not have a material effect upon Spectrum Brands’ capital expenditures, financial condition, earnings or competitive position.
From time to time, Spectrum Brands has been required to address the effect of historic activities on the environmental condition of its properties. Spectrum Brands has not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of its facilities and the nature of its operations, it is possible that material liabilities may arise in the future in connection with Spectrum Brands’ current or former facilities. If previously unknown contamination of property underlying or in the vicinity of its manufacturing facilities is discovered, Spectrum Brands could incur material unforeseen expenses, which could have a material adverse effect on its financial condition, capital expenditures, earnings and competitive position. Although Spectrum Brands is currently engaged in investigative or remedial projects at some of its facilities, Spectrum Brands does not expect that such projects, taking into account established accruals, will cause Spectrum Brands to incur expenditures that are material to its business, financial condition or results of operations; however, it is possible that its future liability could be material.
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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $4.4 million for estimated liabilities at September 30, 2015 should not be material to its business or financial condition.
Electronic and electrical products that Spectrum Brands sells in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of Spectrum Brands’ batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. Spectrum Brands believes that compliance with RoHS will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, Spectrum Brands has partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation Spectrum Brands currently expects its compliance system to be sufficient to meet such requirements. Spectrum Brands current estimated costs associated with compliance with WEEE are not significant based on its current market share. However, Spectrum Brands continues to evaluate the impact of the WEEE legislation as EU member states implement guidance and as its market share changes and, as a result, actual costs to Spectrum Brands could differ from its current estimates and may be material to its business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. Spectrum Brands currently believes that compliance with the Battery Directive will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. Spectrum Brands will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.
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
Employees
Spectrum Brands had approximately 15,500 full-time employees worldwide as of September 30, 2015. Approximately 16% of its total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during Spectrum Brands’ Fiscal 2016, which cover approximately 60% of the labor force under collective bargaining agreements, or approximately 10% of its total labor force. Spectrum Brands believes that its overall relationship with its employees is good.
Available Information
For information regarding Spectrum Brands, see the remaining section of this report. Interested parties may also read Spectrum Brands’ Annual Report on Form 10-K for Fiscal 2015, a copy of which may be obtained on the SEC’s website.
Spectrum Brands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through Spectrum Brands’ website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission.
The information on Spectrum Brands’ website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HRG or Spectrum Brands makes with the Commission and Spectrum Brands’ reports are not and shall not be deemed to be part of this report. You may read and copy any materials Spectrum Brands files with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public

Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website that contains Spectrum Brands’ reports, proxy statements and other information at www.sec.gov.
FGL
The FGL Business
FGL, a Delaware corporation and subsidiary of HRG, is a provider of various types of fixed annuities and life insurance products in the U.S. Based in Des Moines, Iowa, and Baltimore, Maryland, FGL operates its annuity and life insurance operations in the U.S. through its subsidiaries FGH, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). For over 50 years, FGL has been helping middle-income Americans prepare for retirement and unexpected loss of life. FGL’s focus on the middle-income market gives it access to significant, underserved market niches and drives FGL’s product development. As of September 30, 2015, FGL had approximately 700,000 policyholders counting on the safety and protection features of FGL’s fixed annuity and life insurance products, and FGL constantly seeks to innovate its products to meet their evolving needs.
FGL offers various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which FGL’s customers rely on for principal protection and predictable income streams. In addition, FGL’s life insurance products provide its customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, FGL’s most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. The benefit of FIAs to FGL’s customers is to provide a portion of the gains of an underlying market index while providing principal protection. FGL believes this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, FGL also sells indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2015, FIAs generated approximately 86% of FGL’s total sales and the remaining 14% of sales was primarily generated from fixed annuity sales during the year. FGL invests the annuity premiums in fixed income securities and options and hedge FGL’s risk, predominantly using call options on the S&P 500 Index, for the pass through of the market index returns to its policyholders. The majority of FGL’s products contain provisions that permit FGL to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, FGL’s annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
The FGL Merger
On November 8, 2015, FGL, Anbang, AB Infinity and AB Merger Sub entered into the FGL Merger Agreement. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang.
Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger, each issued and outstanding share of FGL common stock will be cancelled and converted automatically into the right to receive $26.80 in cash, without interest (the “FGL Merger Consideration”), other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be cancelled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s Equity Plan (as defined in the FGL Merger Agreement) and those shares of common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. The FGL Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its Common Stock prior to the closing of the transaction in an amount not in excess of $0.065 per share, per quarter (the per share amount of FGL’s most recently declared quarterly dividend).
At the effective time of the FGL Merger, each (i) option to purchase shares of common stock (a “FGL Stock Option”), (ii) restricted share of common stock and (iii) performance-based restricted stock unit relating to shares of common stock (an “FGL RSU”), in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for FGL RSUs, determined at the target performance level) multiplied by (2) the FGL Merger Consideration (less the exercise price per share in the case of FGL Stock Options). In addition, at the effective time of the FGL Merger, each stock option (“FGH Stock Option”) and restricted stock unit relating to shares of FGH whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGH stock subject to the award multiplied by (B) $152.44 (less the exercise price in the case of such FGH Stock Options), and each dividend equivalent held in respect of a share of FGH stock ( “FGL DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such FGL DER.
Following execution of the FGL Merger Agreement, FS Holdco II Ltd. (“FS Holdco”), which is a wholly-owned subsidiary of the Company holding a majority of the issued and outstanding shares of FGL’s common stock, executed and delivered to FGL a written consent (the “Consent”), approving and adopting the FGL Merger Agreement and the transactions contemplated thereby, including the FGL Merger. As a result of the execution and delivery of the Consent, the holders of at least a majority of the outstanding shares of FGL’s common stock have adopted and approved the FGL Merger Agreement.
Pursuant to the FGL Merger Agreement, the consummation of the FGL Merger is subject to satisfaction or waiver of certain closing conditions, including, among others: (i) the information statement to be filed by FGL with the SEC in connection with the FGL Merger shall have been cleared by the SEC and shall have been sent to stockholders of FGL (in accordance with Regulation 14C under the Exchange Act at least twenty (20) days prior to the closing); (ii) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the FGL Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the FGL Merger; and (iii) obtaining the requisite approvals from the IID, New York State Department of Financial Services (“NYDFS”), Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. The FGL Merger Agreement does not contain any financing condition or contingency.
The FGL Merger Agreement includes customary representations, warranties and covenants of FGL, Anbang, AB Infinity and Merger Sub. Among other things, FGL and its subsidiaries are required to conduct their respective businesses and operations in the ordinary course of business until the FGL Merger is consummated. Pursuant to the FGL Merger Agreement, Anbang has agreed to cause the full and complete performance by AB Infinity of all of its obligations pursuant to the terms of the FGL Merger Agreement and in the event AB Infinity does not fulfill all of its obligations pursuant to the terms of the FGL Merger Agreement, Anbang will unconditionally and irrevocably perform such unperformed obligations of AB Infinity pursuant to the terms of the FGL Merger Agreement.
The FGL Merger Agreement contains certain provisions giving each of AB Infinity and FGL rights to terminate the FGL Merger Agreement under certain circumstances. Upon termination of the FGL Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to AB Infinity of $51.45 million.
The foregoing description of the FGL Merger Agreement and the transactions contemplated thereby does not purport to be complete. Interested parties should review the FGL Merger Agreement any other information or statement filed or furnished by FGL with the SEC.
Strategy
FGL seeks to grow its business by pursuing a set of strategies aimed at delivering sustainable and profitable growth for shareholders including:

•
Increase Sales in FGL’s Existing Market. FGL believes that increasing demand for retirement and principal protection products combined with an evolving competitive landscape present FGL with significant opportunities to grow sales with the market. FGL will continue to pursue opportunities to increase shelf space in the IMO market.

•
Diversify FGL’s Distribution Channels. FGL will leverage its strong capital position and target higher ratings to develop broader relationships with broker-dealers, banks and financial planning professionals, thereby increasing the ways in which FGL reaches its customers and eventually reaching its customers directly. Effective implementation will require phased investment over a number of years in institutional relationships, systems, marketing, wholesaling, and product development.

•
Bottom-line, Profit-oriented Objectives. FGL focuses on initiatives that FGL expects will deliver target profits and avoid markets and products when industry pricing makes it difficult to achieve targeted profit margins.

Competition
FGL’s ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain stable relationships with its contracted IMOs, its ability to maintain low unit costs and its maintenance of adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of FGL’s products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of its insurance subsidiaries and financial stability.
Products
FGL’s experience designing and developing annuities and life insurance products is expected to allow FGL to continue to introduce innovative products and solutions designed to meet customers’ changing needs. FGL works hand-in-hand with its distributors to devise the most suitable product solutions for the ever-changing market. FGL believes that, on a practical basis, FGL has a unique understanding of the safety, accumulation, protection, and income needs of middle-income Americans.
FGL’s current most popular product line is FIAs. Most FIAs have two phases-accumulation and payout. During accumulation, a policyholder’s money is credited with interest linked to specific market indices, while providing principal protection. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase. During the payout or distribution phase, the policyholder will receive periodic pay from the annuity. The policyholders are guaranteed minimum values based on state regulation.
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
Deferred Annuities
FIAs
FGL’s FIAs allow contract owners the possibility of earning interest based on the performance of a specified market index, predominantly the S&P 500 Index, without risk to principal. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy.
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
Approximately 88.5% of the FIA sales for Fiscal 2015 involved “premium bonuses” or vesting bonuses. For premium bonuses, FGL increased the initial annuity deposit by a specified premium bonus of 2.0% to 3.0% and a vesting bonus of 1.0% to 10.0%. The vesting bonuses are earned over time, which increases the account value when the bonus is settled. FGL made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
As of September 30, 2015, 38.9% of FGL’s FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3.5% to 10.0%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that FGL offers include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0.1% to 1.1%.
As of September 30, 2015, the distribution of the FIA account values by cap rate and by strategy was as follows (dollars in millions):

Cap rate	0% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 22%	Total
1 year gain trigger	$0.7	$180.8	$156.7	$78.6	$20.4	$437.2
1-2 year monthly average	—	216.0	322.6	497.3	342.4	1,378.3
1-3 year monthly point-to-point	2,905.3	806.4	277.9	12.6	—	4,002.2
1-3 year annual point-to-point	—	605.4	688.9	1,256.7	511.4	3,062.4
3 year step forward	—	—	0.3	18.4	134.5	153.2
Total	$2,906.0	$1,808.6	$1,446.4	$1,863.6	$1,008.7	$9,033.3
Fixed Rate Annuities
Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by FGL have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL has the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities (“MYGAs”) are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at its discretion. For Fiscal 2015, FGL sold $26.2 million in fixed rate annual reset annuities and $258.8 million of fixed rate MYGAs. As of September 30, 2015, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 1.5% to 6.0% and (ii) MYGAs ranged from 1.0% to 5.7%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2015, was 3.4%.

As of September 30, 2015, the distribution of the fixed rate annuity account values by crediting rate was as follows (dollars in millions):

Crediting Rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account Value	$43.8	$209.9	$2,364.0	$471.2	$74.6
As of September 30, 2015, the MYGAs expiring guaranty account values, net of reinsurance by year were as follows:

Multi-Year Rate Guaranteed Annuities
Duration by Year:	Account Value
2016	$134.4
2017	676.9
2018	284.8
2019	760.3
2020	214.5
Thereafter	76.6
Total	$2,147.5
Withdrawal Options for Deferred Annuities
After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0.0% to 15.0% of the contract value for FIAs and 0.0% to 14.0% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8.7% for FGL’s FIAs and 5.5% for FGL’s fixed rate annuities as of September 30, 2015.
The following table summarizes FGL’s deferred annuity account values and surrender charge protection as of September 30, 2015 (dollars in millions):

SURRENDER CHARGE EXPIRATION BY YEAR:	Fixed and Fixed-Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
Out of surrender charge	$1,980.0	14.0%	—%
2015	268.4	1.9%	2.9%
2016 - 2017	2,116.0	14.9%	4.6%
2018- 2019	2,518.0	17.8%	7.4%
2020 - 2021	1,429.4	10.1%	9.5%
Thereafter	5,842.3	41.3%	11.2%
	$14,154.1	100.0%
The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a GMWB. These riders provide a GMWB, regardless of index performance, for the life of the contract. However, the benefit may vary based on performance.
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

The following table presents the deposits (also known as “sales”) on annuity policies issued by FGL for the fiscal years ended September 30, 2015, 2014, and 2013 as well as reserves required by accounting principles generally accepted in the United States of America (“U.S. GAAP Reserves”) as of September 30, 2015, 2014 and 2013 (dollars in millions):

	September 30, 2015		September 30, 2014		September 30, 2013
Products	Deposits on Annuity Policies	GAAP Reserves	Deposits on Annuity Policies	GAAP Reserves	Deposits on Annuity Policies	GAAP Reserves
Fixed Indexed Annuities	$2,184.7	$12,093.5	$1,451.4	$10,766.6	$983.1	$9,985.9
Fixed Rate Annuities	210.5	3,248.7	707.9	3,192.3	38.0	2,708.2
Single Premium Immediate Annuities	15.5	2,956.4	9.7	3,201.6	7.3	3,491.6
Total	$2,410.7	$18,298.6	$2,169.0	$17,160.5	$1,028.4	$16,185.7
Life Insurance
FGL currently offers IUL insurance policies and has previously sold term and whole life insurance products. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”).
As of September 30, 2015, the distribution of the IUL account values by cap rate and by strategy was as follows (dollars in millions):

Cap rate	2.5% - 5%	5% - 7.5%	7.5% - 10%	10% - 12.5%	12.5% +	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$18.0	$18.0
1 year monthly point-to-point, S&P Index	30.2	—	—	—	—	30.2
1 year annual point-to-point with 100% par rate, S&P Index	15.3	5.8	15.7	96.9	37.8	171.5
1 year annual point-to-point with 140% par rate, S&P Index	3.4	2.5	13.5	—	—	19.4
Total	$48.9	$8.3	$29.2	$96.9	$55.8	$239.1
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
Within this business model, FGL offers its products through a network of approximately 200 IMOs, representing approximately 30,000 agents, and identifies its most important IMOs, those who are able to meet certain production targets and qualify for extra-contractual production bonuses, as “Power Partners.” FGL currently has 31 Power Partners, comprised of 18 annuity IMOs and 13 life insurance IMOs. During Fiscal 2015, these Power Partners accounted for approximately 91.0% of its annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 14 years.
FGL’s Power Partners play an important role in the development of its products. Over the last ten years, the majority of FGL’s best-selling products have been developed with its Power Partners. FGL intends to continue to have the Power Partners play an important role in the development of its products in the future, which FGL believes it provides it with integral feedback throughout the development process and assists FGL with competing for “shelf space” of new design launches.
The top five states for the distribution of FGL Insurance products in 2015 were California, Texas, Florida, New Jersey and Michigan, which together accounted for nearly 46.1% of FGL Insurance’s premiums.

Investments
FGL embraces a long-term conservative investment philosophy, investing nearly all the insurance premiums FGL receives in a wide range of fixed income interest-bearing securities.
FGL’s internal asset management team manages the bulk of the investment portfolio, and with respect to certain asset classes, FGL utilizes experienced third party companies, including FGL’s affiliates. As of September 30, 2015, 66.5% of FGL’s $17.7 billion fixed maturity investment portfolio was managed by its employees, with the 33.5% balance managed by third parties. FGL’s investment strategy is designed to (i) achieve strong absolute returns; (ii) provide consistent yield and investment income; and (iii) preserve capital.
In addition to active management of assets, FGL’s Investments department is also responsible for defining portfolio strategy, managing its asset/liability profile and hedging its product guarantees.
The types of assets in which FGL may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, FGL defines risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds.
FGL’s investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS") and commercial mortgage loans (“CMLs”). FGL also maintains holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is FGL’s expectation that its investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. FGL also has a small amount of equity holdings through its funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, FGL continued to work with its internal asset management team and third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids and structured securities including ABS.
Derivatives
FGL’s FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. FGL purchases derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one-, two-, three-, or five-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
FGL outsources the following functions to third-party service providers:

•	new business administration;

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	call centers;

•	information technology development and maintenance;

•	investment accounting and custody; and

•	hosting of financial systems.
FGL closely manages its outsourcing partners and integrates their services into its operations. FGL believes that outsourcing such functions allows it to focus capital and FGL employees on its core business operations and perform differentiating functions, such as investment, actuarial, product development and risk management functions. In addition, FGL believes an outsourcing model provides predictable pricing, service levels and volume capabilities and allows it to benefit from technological developments that enhance its customer self-service and sales processes.
FGL outsources its new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages all of FGL’s call center and processing requirements. FGL’s current agreement expires in June 2016.
FGL has partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to implement FGL’s life insurance underwriting policies. Under the terms of the arrangement, Hooper Holmes has assigned FGL a team of underwriters with Fellow Life Management Institute designations. Underwriting guidelines for each product are established by FGL’s Chief Underwriting Officer in collaboration with FGL’s actuarial department. FGL’s Chief Underwriting Officer and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by FGL’s Chief Underwriting Officer as well as the Hooper Holmes lead underwriter. Every three years, underwriting audits are conducted by FGL’s reinsurers. FGL’s current agreement with Hooper Holmes expires in December 2016.
FGL believes that it has a good relationship with its principal outsource service providers.
Ratings
FGL’s access to funding and its related cost of borrowing, the attractiveness of certain of its products to customers and requirements for derivatives collateral posting are affected by FGL’s credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products.
As of September 30, 2015, Moody’s Investors Service (“Moody’s), Fitch Ratings, Inc. (“Fitch”), Standard & Poor’s Ratings Service (“S&P”) and A.M. Best Company (“A.M. Best”) issued financial strength credit and/or ratings and outlook statements regarding FGH and its wholly owned insurance subsidiaries, FGL Insurance and FGL NY Insurance. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Following the announcement of the proposed FGL Merger, the rating organizations have undertaken a review of FGL’s debt ratings and FGL’s insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative, and their actions may not be known until the FGL Merger closes.
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered, or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a “stable” outlook to indicate that the rating is not expected to change, but a “stable” outlook does not preclude a rating agency from changing a rating at any time without notice.
A.M. Best, Fitch, Moody’s and S&P review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, FGL believes if its ratings were to be negatively adjusted for any reason, FGL could experience a material decline in the sales of its products and the persistency of its existing business. See Part I, Item 1A. “Risk Factors-Risks Related to FGL’s and Front Street’s Businesses.”
Potential Impact of a Ratings Downgrade
Under some of its International Swaps and Derivatives Association, Inc. (“ISDA”) agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate the ISDA agreement, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate ISDA agreements at any time. As of September 30, 2015, the amount at risk for the ISDA agreement which could be terminated based upon its current ratings was $80.7 million, which equals the fair value to FGL of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk-FGL.”
In certain transactions, FGL and its counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, $7.0 million and $188.0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $73.7 million and $108.3 million at September 30, 2015 and 2014, respectively.
If FGL’s insurance subsidiaries held net short positions against a counterparty, and such subsidiaries’ financial strength ratings were below the levels required in ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of FGL’s derivatives as of September 30, 2015 and 2014, FGL holds no net short positions against a counterparty; therefore, there is currently no potential exposure for FGL to post collateral.
Risk Management
Risk management is a critical part of FGL’s business. FGL seeks to assess risk to its business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) development of risk appetite statements that establish what the company is willing to accept in terms of risks to achieving its goals and objectives, (iii) identifying the levers that control the risk appetite of the company, (iv) establishing the overall limits of risk acceptable for a given risk driver, (v) establishing operational risk limits that are aligned with the tolerances, (vi) assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups, (vii) analyzing the potential qualitative and quantitative impact of individual risks, (viii) mitigating risks by appropriate actions and (ix) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is assigned first to FGL’s management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the board of directors.
 Reinsurance
FGL both cedes reinsurance and assumes reinsurance from other insurance companies. FGL uses reinsurance both to diversify risks and manage loss exposures. For instance, FGL has sought reinsurance coverage in order to limit its exposure to mortality losses and enhance FGL’s capital position. The portion of risks exceeding FGL’s retention limit is reinsured with other insurers. The use of reinsurance permits FGL to write policies in excess of amounts FGL would typically seek to retain, and also to write a larger volume of new business.
In instances where FGL is the ceding company, FGL pays a premium to a reinsurer in exchange for the reinsurer assuming a portion of FGL’s liabilities under the policies it issued. Use of reinsurance does not discharge FGL’s liability as the ceding company because FGL remains directly liable to its policyholders and is required to pay the full amount of FGL’s policy obligations in the event that FGL’s reinsurers fail to satisfy their obligations. FGL collects reimbursement from its reinsurers when FGL pays claims on policies that are reinsured. In instances where FGL assumes reinsurance from another insurance company, FGL accepts, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
FGL monitors the credit risk related to the ability of its reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, FGL generally diversifies its exposures among many reinsurers and limits the amount of exposure to each based on financial strength ratings.
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the FGH Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, and IUL insurance policies.
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
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with Front Street Cayman. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman

reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1.5 billion. As of September 30, 2015, ceded reserves are $1.3 billion. Under the terms of the Cayman Reinsurance Agreement, Front Street Cayman paid an initial ceding allowance of $15.0 million which was determined to be fair and reasonable according to an independent third-party actuarial firm. The Cayman Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. The effects of this transaction were eliminated in FGL’s consolidated financial statements for the period January 1, 2013 through August 9, 2013.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with Front Street Cayman whereby FGL Insurance ceded 30% of any new business of its MYGA block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015 but will remain in effect for policies ceded to Front Street Cayman with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to Front Street Cayman.
Reserve Facilities
Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
The CARVM Facility
On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company (“Raven Re”), a wholly owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295.0 million letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6.3 million. As of September 30, 2015, there was $226.3 million available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2014, Raven Re’s statutory capital and surplus was $21.9 million in excess of the minimum level required under the Reimbursement Agreement. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk-FGL.”
Regulation
Overview
FGL Insurance, FGL NY Insurance and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the Raven Reinsurance Agreement (“CARVM Treaty”). Following its re-domestication to Iowa, FGL Insurance’s principal insurance regulatory authority is the IID. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The NYDFS regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
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

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and

•	regulating the type, amounts, and valuations of investments permitted, transactions with affiliates, and other matters.
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
The National Association of Insurance Commissioners ("NAIC") has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the Model Audit Rule) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGL Insurance and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The Maryland Insurance Administration (“MIA”) completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS completed a routine financial examination of FGL NY for the three-year period ended December 31, 2009, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is in the process of completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2012.
Additionally, the Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. It found no material deficiencies and proposed no adjustments to the financial statements as filed.
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
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required risk-based capital (“RBC”) ratio. Dividends may only be paid out of statutory earned surplus.
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See Part I, Item 1A. “Risk Factors-Risks Relating to FGL’s and Front Street’s Businesses-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make its products less attractive and increase its cost of capital, and thereby adversely affect its financial condition and results of operations”.
FGL NY Insurance has historically not paid dividends. Except that, in 2012, FGL NY Insurance paid a $4.4 million dividend to FGL Insurance after a determination that, as a result of capital contributions by FGL Insurance, FGL NY Insurance was overcapitalized.
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

Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve FGL’s financial strength ratings. FGL’s historical RBC ratios are presented in the table below. See Part I, Item 1A. “Risk Factors-Risks Relating to FGL’s and Front Street’s Businesses- A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make its product offerings less attractive and increase FGL’s cost of capital, and thereby adversely affect FGL’s financial condition and results of operations”.

RBC Ratio
As of:
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
December 31, 2011	371%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2014, FGL Insurance, FGL NY Insurance and Raven Re each had two ratios outside the usual range. FGL Insurance’s and Raven Re’s IRIS ratio for change in premiums was outside the usual range. FGL Insurance and FGL NY Insurance’s IRIS ratio for change in reserving was outside the usual range. In addition, FGL NY Insurance and Raven Re’s adequacy of investment income also fell outside of the usual range.
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
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.
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
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HRG, FGL, FGH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of HRG’s voting securities or that of HRG, FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
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
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. FGL believes that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2015 complied in all material respects with such regulations.
Privacy Regulation
FGL’s operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. FGL’s operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. In addition, FGL’s ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers and its uses of certain personal information, including consumer report information, are regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
FIAs
In recent years, the SEC and state securities regulators have questioned whether FIAs, such as those sold by FGL, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause FGL to seek additional marketing relationships for these products, any of which may impose significant restrictions on its ability to conduct operations as currently operated. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. FGL expects that the types of FIAs FGL Insurance and FGL NY Insurance sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
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
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, its competitors or those entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including, but not limited to:

•	placing FGL at a competitive disadvantage relative to FGL’s competition or other financial services entities;

•	changing the competitive landscape of the financial services sector or the insurance industry;

•	making it more expensive for FGL to conduct its business;

•	requiring the reallocation of significant company resources to government affairs;

•	increasing FGL’s legal and compliance related activities and the costs associated therewith; or

•	otherwise having a material adverse effect on the overall business climate as well as FGL’s financial condition and results of operations.
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

In 1993, the U.S. Supreme Court issued an opinion in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank, holding that certain contractholder funds held by John Hancock Mutual Life Insurance Company in its general account under a participating group annuity contract were “plan assets”, and therefore, subject to ERISA’s fiduciary provisions. However, under Section 401(b)(2) of ERISA, if an insurance company issues a guaranteed benefit policy to a plan, the assets of the plan are deemed to include the policy, but do not, solely by reason of the issuance of the policy, include any assets of the insurance company. Section 401(b)(2)(B) of ERISA defines the term “guaranteed benefit policy” to mean an insurance policy or contract to the extent such policy or contract provides for benefits the amount of which is guaranteed by the insurer. FGL and its insurance subsidiaries intend that their annuity contracts and life insurance policies qualify as guaranteed benefit policies as defined by Section 401(b)(2)(B) as further interpreted by court decisions and the U.S. Department of Labor ("DOL").
Employees
As of September 30, 2015, FGL had approximately 220 employees. As of September 30, 2015, none of FGL’s employees were represented by labor unions or covered by any collective bargaining agreements. FGL believes that it has a good relationship with its employees.
FGL Available Information
For information regarding FGL see the remaining section of this report. Interested parties may also read FGL’s Annual Report on Form 10-K for Fiscal 2015, a copy of which may be obtained on the SEC’s website. FGL’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available free of charge on or through FGL’s website at home.fglife.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.
The information on FGL’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HRG or FGL makes with the SEC and FGL’s reports are not and shall not be deemed to be part of this report. You may read and copy any materials FGL files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains FGL’s reports and other information at www.sec.gov.
Front Street
Front Street, a Delaware corporation and a subsidiary of HRG, holds all of the equity of Front Street Re Ltd., a Bermuda company (“Front Street Bermuda”) and Front Street Cayman, an exempted company incorporated under the laws of the Cayman Islands and subsidiary of HRG. Front Street Bermuda was formed in March 2010 to act as a long-term reinsurer. Front Street Cayman was formed in the Cayman Islands and on October 24, 2012, received from the Cayman Islands Monetary Authority a license to carry on business as an Unrestricted Class “B” Insurer that permits Front Street Cayman to conduct offshore direct and reinsurance business. Front Street Bermuda and Front Street Cayman seek to enter into asset-intensive, long-duration, life and annuity liability reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector.
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
On December 18, 2013, Front Street Cayman closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 million of its annuity business to Front Street Cayman. The agreement, which was approved by the State of Florida Office of Insurance Regulation, is retroactive to November 30, 2013, and was Front Street Re’s inaugural reinsurance transaction with a non-affiliated party.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with Front Street Cayman whereby FGL Insurance ceded 30% of any new business of its MYGAs block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015 but will remain in effect for policies ceded to Front Street Cayman with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to Front Street Cayman. In November 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for $19.2 million. The Ability Re acquisition consisted of two closed block long-term care reinsurance agreements and the associated capital. During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties.
Strategy
Front Street aims to build a flexible and diversified portfolio by pursuing a range of life and annuity reinsurance opportunities. Front Street may also conduct hedging and other investment activities. Front Street may, from time to time, selectively pursue other opportunities, including acquisition, and/or disposition opportunities.

Competition
The reinsurance industry is highly competitive. Front Street competes with major reinsurers, most of which are well established and have significant operating histories, strong financial strength ratings and long-standing client relationships. Front Street’s competitors include Athene Life Re Ltd., Global Atlantic Financial Group Limited, Guggenheim Life and Annuity Company, Reinsurance Group of America, Incorporated, Beechwood Reinsurance, Ltd., Legal & General Reinsurance Company Ltd., and Resolution Life Holdings, Inc., as well as smaller companies and other niche reinsurers. Front Street directly competes with these larger companies due to the breadth of their coverage across the reinsurance market in substantially all lines of business.
HAMCO
HAMCO, a Delaware limited liability company and subsidiary of HRG, is the holding company by which HRG holds its interests in the Asset Managers. The Asset Managers are comprised of Salus, EIC and CorAmerica. During Fiscal 2015, the only asset management agreement of Five Island Asset Management, LLC, another one of our asset managers, was terminated by Front Street and the operations of Five Island Asset Management, LLC were wound down.
Salus
Salus, a Delaware limited liability company and subsidiary of HAMCO, is a direct originator of secured asset-based loans to the middle market across a variety of industries. Salus commenced operations in December 2011 and provides secured asset-based loans to the middle market. Asset-based finance is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. Collateral is viewed as the primary source of repayment, while a borrower’s creditworthiness is viewed a secondary source of repayment. While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its lien position in the collateral securing its loans, there can be no assurance that Salus will not suffer a partial or complete loss if any of the loans become non-performing.
As of September 30, 2015, Salus’ loans were funded through capital commitments from Salus' equity, funds committed by FGL Insurance and Front Street Cayman as participants and funds committed by Salus’ collateralized loan obligation (“CLO”) securitization. As of September 30, 2015, Salus, along with its co-lenders FGL Insurance and Front Street Cayman, have funded loans totaling $395.9 million aggregate principal amount outstanding on a consolidated basis. As of September 30, 2015, $125.5 million of Salus’ loans were delinquent in payment and the loan loss allowance established for these loans was $56.6 million.
In Fiscal 2013 and February 2015, Salus completed a CLO securitization of up to $578.5 notional aggregate principal amount. During the fourth quarter of 2015, Salus completed a restructuring of the CLO pursuant to a special redemption of the unaffiliated outstanding senior debt tranches, which reduced the CLO debt by $152.6 million. At September 30, 2015, the outstanding notional aggregate principal amount was $357.7 million, of which $40.4 million was taken up by unaffiliated entities and consisted entirely of subordinated debt. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2015 the CLO was not accruing interest on the subordinated debt.
During Fiscal 2015, following certain organizational changes at Salus, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and not to underwrite any new loans after March 31, 2015. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complementary to its efforts to collect on its existing loans. It is expected that Salus’ operations will significantly diminish as it collects on the loan in its portfolio.
CorAmerica
CorAmerica, a Delaware limited liability company and subsidiary of HAMCO, is a commercial real estate lender which originates and acquires both senior and subordinated mortgage loans for commercial and multi-family properties located in the U.S. CorAmerica commenced operations in 2009 and originates and acquires loans on various types of income-producing properties, including apartments, industrial properties, manufactured housing, mixed-use properties, office buildings and retail properties.
EIC
EIC, a Delaware limited liability company and subsidiary of HAMCO, is a debt capital investment manager specializing in direct lending to companies in the North America energy and infrastructure sectors. EIC commenced operations on April 3, 2014 and seeks to provide customized financing solutions by bringing together capital, domain expertise and investment experience to structure customized financing solutions.
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

Strategy
CorAmerica and EIC seek to grow their respective businesses sustainably and profitably, by focusing on their core area of expertise, while also, from time to time, pursuing additional opportunities that they may consider to be strategically advantageous or complementary to their existing operations. They may also seek additional capital through debt or equity financing activities and may, from time to time, selectively pursue acquisitions that are compatible with their existing operations. Salus seeks to focus its efforts primarily on the monitoring, servicing and collecting of its existing loans, but it may, from time to time, pursue other opportunities that it may consider strategically advantageous or complimentary to the efforts to collect on its existing loans.
Employees
As of September 30, 2015, HAMCO collectively employed 46 persons. As of September 30, 2015, none of HAMCO’s employees were represented by labor unions or covered by collective bargaining agreements. Each Asset Manager believes that its overall relationship with its employees is good.
Compass
Compass GP, a Delaware limited liability company and a subsidiary of HRG, is engaged in the ownership, operation, acquisition, exploitation and development of conventional oil and natural gas assets in the U.S. Compass GP is the sole general partner of the Compass Limited Partnership. Compass GP owns a 2% general partner interest in the Compass Limited Partnership and all of the incentive distribution rights in the Compass Limited Partnership. Compass Limited Partnership owns a 100% membership interest in each of Compass Production Services, LLC (“EmployeeCo”) and Compass Energy Operating, LLC (formerly, EXCO/HGI JV Assets, LLC, “Compass Operating”), which owns a 100% membership interest in Compass Gathering, LLC.
For a glossary of selected oil and natural gas terms, see Part I, Item 1. “Business-Our Operating Subsidiaries-Compass-Glossary of selected oil and natural gas terms” below.
Formation of Compass and Recent Events
Compass was formed on February 14, 2013 as a joint venture between HGI Energy and EXCO Resources, Inc. (“EXCO”). Thereafter, and until October 31, 2014, HGI Energy owned a 73.5% limited partnership interest in Compass Limited Partnership and a 50% limited liability company membership interest in Compass GP. The remaining interests in Compass GP and Compass Limited Partnership were owned by EXCO.
HGI Energy acquired its initial interest in Compass pursuant to a Unit Purchase and Contribution Agreement, dated as of November 5, 2012, as amended, pursuant to which it acquired, effective in economic terms as of July 1, 2012, from EXCO certain conventional oil, gas and mineral leases and wells located in shallow depths in the Permian Basin in West Texas and in East Texas/North Louisiana and certain contracts, easements, permits and rights-of-way, tangible assets, data and records, in each case, relating to such oil and gas properties. The EXCO Contributed Properties were acquired for $725.0 million of total consideration and adjusted pursuant to certain customary closing adjustments in the amount of $30.5 million for a net purchase price of $694.5 million. At the closing, HGI Energy contributed approximately $349.8 million in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date) to Compass, and EXCO and its subsidiary contributed $694.5 million of net assets in exchange for cash of $574.8 million, and retained an interest of $119.1 million in Compass.
On March 5, 2013, Compass acquired from BG US Production Company, LLC (“BG Production”) pursuant to a Purchase and Sale Agreement dated as of February 14, 2013, certain conventional oil and natural gas assets in the Danville, Waskom and Holly fields in East Texas and North Louisiana, including and above the Cotton Valley formation from BG Production for $130.9 million, after customary preliminary closing adjustments. The economic effective date of the transactions was January 1, 2013, and the properties acquired from BG Production represented an incremental working interest properties acquired from EXCO.
On October 6, 2014, HGI Energy entered into a purchase agreement with EXCO and certain of its affiliates and certain subsidiaries of Compass Limited Partnership, pursuant to which EXCO agreed to transfer to HGI Energy all of its remaining interests in Compass Limited Partnership and Compass GP in exchange for a cash payment of $118.75 million (the “2014 Compass Acquisition”). The 2014 Compass Acquisition from EXCO closed on October 31, 2014, upon which HGI Energy became the owner of 99.8% of the economic interest in Compass. In connection with the transaction, EXCO and Compass entered into a transition services agreement pursuant to which EXCO and certain of its affiliates agreed to provide transition services to Compass for a period of six months following the closing. Compass terminated the transitions services agreement on April 30, 2015 and became a standalone operating company at that time. In connection with the closing, Compass entered into several short-term agreements with EXCO, under which EXCO would continue to market and sell Compass’ natural gas production from Vernon and Waskom fields.  These short-term agreements have terms ending on December 31, 2015 and January 1, 2016, respectively. Compass also entered into a long-term agreement under which EXCO will continue to market and sell Compass’ natural gas production from portions of the Holly field until November 30, 2020. Compass expects to enter into new contracts with other natural gas marketing companies prior to the expiration of its current arrangements with EXCO.  If Compass fails to replace these contracts prior to their expiration dates, Compass will market its natural gas production internally.

On October 8, 2015, Compass Operating entered into a purchase agreement with the Compass Asset Buyer, pursuant to which the Compass Asset Buyer agreed to purchase certain of Compass Operating’s oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana for a cash purchase price of $160.0 million (the “Compass Asset Sale”). The purchase price is subject to customary closing adjustments, including adjustments for title and environmental defects and revenues and expenses attributable to periods after July 1, 2015. Proceeds from the transaction are expected to be used to reduce borrowings under Compass’ existing credit facility. The transaction is subject to customary closing conditions and is expected to close, subject to satisfaction of such closing conditions, on or about December 1, 2015. The parties may terminate the Purchase Agreement at any time following December 31, 2015 if closing has not occurred by such date.
Strategy
Compass’ primary business objective is to generate stable cash flows through the efficient and profitable operations of its oil and natural gas assets and to reduce its debt through one or more opportunistic disposition or acquisition opportunities. In addition, Compass may pursue economic development of its proved undeveloped drilling inventory, low risk recompletion inventory and to perform cost-reducing and production-enhancing operations to maintain its production on a cost effective basis. Compass may also use oil and natural gas derivatives and financial risk management instruments to manage its exposure to commodity prices.
Competition
Compass operates in a highly-competitive environment, including competition in the efficient and cost effective operations, the marketing and sale of oil, natural gas and natural gas liquids, the securing of qualified personnel and disposing and acquiring of properties. Many of Compass’ competitors are large companies that possess and employ substantially greater financial, technical and personnel resources, which can be particularly important in the areas in which Compass operates and in the pursuit and consummation of disposition and acquisition opportunities. Compass can also be affected by competition for drilling rigs, completion rigs, workover rigs, completion services and the availability of related equipment.
Marketing, Customers and Transportation
Compass markets the majority of the oil, natural gas and NGL production from properties it operates for both Compass’ account and the account of the other working interest owners in these properties. Oil, natural gas and NGL purchasers are generally selected on the basis of price, credit quality and service reliability, with the exception that in connection with our 2014 transaction with EXCO, Compass entered into several short-term agreements with EXCO, under which EXCO continues to market and sell Compass’ natural gas production from the Vernon and Waskom fields. These short-term agreements have terms ending on December 31, 2015 and January 1, 2016, respectively. Compass also entered into a long-term agreement under which EXCO will continue to market and sell Compass’ natural gas production from portions of the Holly field until November 30, 2020. Production from Compass’ properties is marketed using methods that are consistent with industry practice. Sales prices for oil, natural gas and NGL production under new contracts are negotiated based on factors normally considered in the industry, such as index or spot price, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. Compass’ oil production is sold to crude oil processors, transporters and refining and marketing companies in the area where it is produced. Compass’ natural gas production is sold to utilities, marketing and midstream companies and industrial users. Compass’ NGL production is typically sold to natural gas processors or users of NGLs.
Compass normally sells production to a relatively small number of customers, as is customary in the exploration, development and production business. However, based on the current demand for oil and natural gas, and the availability of other purchasers, Compass believes that the loss of any one or all of its major purchasers would not have a material adverse effect on Compass’ financial condition and results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Compass incurs gathering and transportation expenses to move its production from the wellhead and tanks to purchaser specified delivery points. These expenses vary based on volume, distance shipped and the fee charged by the third-party gatherers and transporters. Compass attempts to balance sales, storage and transportation positions, which can include purchase of commodities from third parties for resale, to satisfy transportation commitments. In some instances, Compass’ oil is transported from the wellhead to tank batteries by Compass’s or a third party’s gathering system. The oil is then transported by the purchaser by truck to a tank farm or by pipeline. Compass’ natural gas is generally transported from the wellhead to the purchaser’s pipeline interconnection point through Compass’ or a third party’s gathering system.
Compass’ Oil and Natural Gas Reserves
The following table summarizes the Proved Reserves of Compass and does not give effect to the Compass Asset Sale. The reserves at September 30, 2015 and 2014 represented 100.0% of Compass’ consolidated results and our 74.4% proportionate interest in Compass, respectively. This information was prepared in accordance with the rules and regulations of the SEC.

	As of September 30,
	2015	2014
Oil (Mbbls)
Developed	4,085	3,356
Undeveloped	153	334
Total	4,238	3,690
Natural Gas Liquids (Mbbls)
Developed	5,403	5,145
Undeveloped	8	1,075
Total	5,411	6,220
Natural Gas (Mmcf)
Developed	329,485	304,628
Undeveloped	44	4,812
Total	329,529	309,440
Natural Gas Equivalent Reserves (Mmcfe)
Developed	386,409	355,634
Undeveloped	1,007	13,266
Total	387,416	368,900
PV-10 (in millions) (1)
Developed	$226.6	$407.5
Undeveloped	1.5	3.7
Total	$228.1	$411.2
Standardized Measure (in millions) (2)	$228.1	$345.8

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

	Average spot prices
	Natural gas (per Mmbtu)	Oil (per Bbl)	Natural gas liquid (per Bbl)
September 30, 2015	$3.06	$59.21	$21.50
September 30, 2014	4.24	99.08	43.58

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

The following table provides a reconciliation of our PV-10 to our Standardized Measure (in millions):

	As of September 30,
	2015	2014
PV-10	$228.1	$411.2
Future income taxes	—	(136.2)
Discount of future income taxes at 10% per annum	—	70.8
Standardized Measure	$228.1	$345.8
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
The estimates of Proved Reserves and future net cash flows as of September 30, 2015 and 2014 have been prepared by Lee Keeling and Associates, Inc. (“Lee Keeling”). Lee Keeling is an independent petroleum engineering firm that performs a variety of reserve engineering and valuation assessments for public and private companies, financial institutions and institutional investors. Compass’ internal technical employees responsible for reserve estimates and interaction with its independent engineers include corporate officers with petroleum and other engineering degrees, professional certifications and industry experience similar to those of our independent engineering firms. The estimates of future plugging and abandonment costs necessary to compute PV-10 and Standardized Measure were computed internally.
Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's extensive visits, collection of any and all required geological, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and current capital costs. Compass also makes assumptions relating to availability of funds and timing of capital expenditures for development of its Proved Undeveloped Reserves. These reports should not be construed as the current market value of Compass’ Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, no assurance can be provided that the Proved Reserves will ultimately be realized. Compass’ actual results could differ materially. See Part I, Item 1.”Business-Our Operating Subsidiaries-Compass-Supplemental information relating to oil and natural gas producing activities” for additional information regarding our oil and natural gas reserves and the Standardized Measure.
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
Proved Undeveloped Reserves
The following table summarizes the changes in Compass’ Proved Undeveloped Reserves, all of which are expected to be developed within five years, for the year ended September 30, 2015:

Mmcfe
Proved Undeveloped Reserves at September 30, 2014	13,266
New discoveries and extensions (1)	1,007
Other Revisions of previous estimates of Proved Undeveloped Reserves (2)	(13,266)
Proved Undeveloped Reserves at September 30, 2015	1,007
(1) All of the discoveries and extensions of Proved Undeveloped Reserves during the period occurred in the Permian region.
(2) The net downward revisions are primarily due to scheduling and changes in prices and costs resulting from decreased oil and natural gas average prices.

Production, Sales Prices, and Production Cost
Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100.0% of Compass’ consolidated results. The table below does not give effect to the Compass Asset Sale. The following table sets forth Compass’ production, sales prices and production costs (in millions, except for volumes and unit sales prices).

	Fiscal		Period from Inception to September 30,
	2015	2014	2013
Oil
Production sold (Mbbls)	479	414	283
Average sales price (per Bbl)	$51.42	$91.92	$94.63
Natural Gas Liquids
Production sold (Mbbls)	606	521	300
Average sales price (per Bbl)	$21.15	$43.49	$38.11
Natural Gas
Production sold (Mmcf)	24,934	20,882	14,570
Average sales price (per Mcf)	$2.80	$4.13	$3.57
Cost and Expenses
Average production cost per Mcfe (excluding severance and ad valorem taxes)	$1.77	$1.63	$1.50
General and administrative expenses per Mcfe	0.50	0.31	0.27
Depletion per Mcfe	1.31	1.45	1.67
Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100.0% of Compass’ consolidated results. The table below does not give effect to the Compass Asset Sale. The following table provides additional information related to Compass’ interest in its Vernon, Holly and Permian fields, each of which exceeded 15% of our total Proved Reserves as of September 30, 2015.

	Fiscal		Period from Inception to September 30,
	2015	2014	2013
Permian Area:
Oil production sold (Mbbls)	354	316	217
NGL production sold (Mbbls)	420	379	224
Natural gas production (Mmcf)	1,811	1,681	1,120
Vernon Area:
Oil production sold (Mbbls)	9	3	2
Natural gas production (Mmcf)	11,720	10,670	7,482
Holly Field:
Oil production sold (Mbbls)	16	15	10
NGL production sold (Mbbls)	134	103	75
Natural gas production (Mmcf)	6,075	4,789	3,178

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

	At September 30, 2015
	Gross wells (1)			Net wells
Areas	Oil	Natural gas	Total	Oil	Natural gas	Total
East Texas/North Louisiana	52	829	881	50	757	807
Permian and other	370	49	419	364	49	413
Total	422	878	1,300	414	806	1,220
(1) As of September 30, 2015, Compass was the operator of 1,300 gross (1,220 net) wells, which represented approximately 99% of its proved developed producing reserves.
Drilling Activities
The drilling activities of Compass have been primarily focused on developmental wells in the Permian region. The following table summarizes Compass’ approximate gross and net interests in the development wells it drilled during the periods indicated. Compass has drilled no exploratory wells. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to Compass of productive wells compared to the costs of dry holes.

	Development wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Fiscal 2015	1	—	1	1	—	1
Fiscal 2014	7	3	10	5	2	7
Period from inception to September 30, 2013	15	1	16	10	1	11
As of September 30, 2015, Compass was not in the process of drilling any wells.
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

	At September 30, 2015
	Developed		Undeveloped
Area	Gross	Net	Gross	Net
East Texas/North Louisiana	95,593	84,797	3,493	1,798
Permian and other	63,537	57,684	1,606	1,251
Total	159,130	142,481	5,099	3,049
The primary terms of Compass’ oil and natural gas leases expire at various dates. Much of its undeveloped acreage is held-by-production, which means that these leases are active as long as Compass produces oil or natural gas from the acreage or complies with certain lease terms. Upon ceasing production, these leases will expire.
As of September 30, 2015, based on contractual lease maturities, approximately 2 gross (2 net) undeveloped acres will expire in the fiscal year ending September 30, 2016 and no undeveloped acreage will expire in the fiscal years ending September 30, 2017 to September 30, 2020.
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
CERCLA, also known as the Superfund law, and comparable state laws, impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA (and, in some instances, third parties) to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Compass generates materials in the course of its operations that may be regulated as hazardous substances.

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
Compass’ injection well facilities may be regulated under the Underground Injection Control (“UIC”), program established under the Safe Water Drinking Act (“SDWA”). The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude all hydraulic fracturing activities other than those using diesel from the definition of underground injection. Congress has from time to time considered bills to repeal this exemption. Further, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Texas and Louisiana have each adopted regulations requiring drilling operators conducting hydraulic fracturing activities to publicly disclose the chemicals that are used.
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
Hydraulic Fracturing Regulation
Over the past few years, there has been an increased focus on environmental aspects of hydraulic fracturing activities in the United States. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. While hydraulic fracturing is typically regulated by state oil and natural gas commissions in the United States, there have recently been a number of regulatory initiatives at the federal and local levels as well as by other state agencies.
The SDWA currently exempts from regulation the injection of fluids or propping agents (other than diesel fuels) for hydraulic fracturing operations. Congress has periodically considered legislation to amend the federal SDWA to remove the exemption from regulation and permitting that is applicable to hydraulic fracturing operations and to require reporting and disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of bills previously introduced before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Many states have considered or adopted legislation regulating hydraulic fracturing, including the disclosure of chemicals used in the process. These bills, or similar legislation, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance.
In addition, the EPA has recently been taking action to assert federal regulatory authority over hydraulic fracturing using diesel under the SDWA's Underground Injection Control Program and has issued guidance regarding its authority over the permitting of these activities. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. In December 2012, the EPA issued a progress report on its hydraulic fracturing study; a final draft has not been released. The agency also announced that one of its enforcement initiatives for 2014 to 2016 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny or further legislative or regulatory action regarding hydraulic fracturing or similar production operations that could make it difficult to perform hydraulic fracturing and increase Compass’ costs of compliance or significantly impact Compass’ business, results of operations, cash flows, financial position and future growth.
Additionally, the Bureau of Land Management has proposed regulations on hydraulic fracturing activities on Federal land. The EPA has also announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals, and is working on regulations governing wastewater generated by hydraulic fracturing. In addition, state, local and river basin conservancy districts have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. Regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include, but not be limited to, the following:
•requirement that logs and pressure test results are included in disclosures to state authorities;
•disclosure of hydraulic fracturing fluids, chemicals, proppants and the ratios of same used in operations;
•specific disposal regimens for hydraulic fracturing fluid;
•replacement/remediation of contaminated water assets; and
•minimum depth of hydraulic fracturing.

Local regulations, which may be preempted by state and federal regulations, have included the following which may extend to all operations including those beyond hydraulic fracturing:
•noise control ordinances;
•traffic control ordinances;
•limitations on the hours of operations; and
•mandatory reporting of accidents, spills and pressure test failures.
If in the course of Compass’ routine oil and natural gas operations, surface spills and leaks occur, including casing leaks of oil or other materials, Compass may incur penalties and costs for waste handling, remediation and third party actions for damages. Moreover, Compass is only able to directly control the operations of the wells that it operates. Notwithstanding Compass’ lack of control over the wells it owns that are operated by others, the failure of the operator to comply with applicable environmental regulations may be attributable to Compass and may impose legal liabilities upon Compass.
If substantial liabilities to third parties or governmental entities are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of Compass’ properties. Although Compass maintains insurance coverage it considers to be customary in the industry, Compass is not fully insured against all of these risks. Accordingly, Compass may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premiums or for other reasons. The imposition of any of these liabilities or compliance obligations on Compass may have a material adverse effect on Compass’ financial condition and results of operations.
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
Employees
As of September 30, 2015, Compass had 148 employees. As of the date of this report, none of Compass’ employees were represented by labor unions or covered by any collective bargaining agreements. Compass believes that its overall relationship with its employees is good.

Glossary of selected oil and natural gas terms
The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and this report.
Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil, NGLs or other liquid hydrocarbons.
Bcfe. One billion cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas. This ratio of Bbl to Mcf is commonly used in the oil and natural gas industry and represents the approximate energy equivalent of natural gas to oil or NGLs, and does not represent the sales price equivalent of natural gas to oil or NGLs. Currently the sales price of a Bbl or NGL is significantly higher than the sales price of six Mcf of natural gas.
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
Mmcfe. One million cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas. This ratio of Bbl to Mcf is commonly used in the oil and natural gas industry and represents the approximate energy equivalent of natural gas to oil or NGLs, and does not represent the sales price equivalent of natural gas to oil or NGLs. Currently the sales price of a Bbl or NGL is significantly higher than the sales price of six Mcf of natural gas.
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
Risks Related to HRG
We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.
As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2015, excluding cash, cash equivalents and investments held by our subsidiaries, we had approximately $331.3 million in cash, cash equivalents and investments, which includes $33.2 million held by our wholly-owned subsidiary, HGI Funding. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will continue to be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The boards of directors of our subsidiaries may consider a range of factors and consider their stockholders’ constituencies (including public stockholders) as a whole when making decisions about dividends or other payments. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our liquidity and ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited.
As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. The terms of Spectrum Brands’ indebtedness may limit its ability to pay dividends to Spectrum Brands and to us. See Part I, Item IA.“Risk Factors-Risks Related to Spectrum Brands’ Business-SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness” and Part I, Item IA.“Risk Factors-Risks Related to Spectrum Brands’ Business- Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.”
Our subsidiary, FGL, is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable FGL to meet its obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries. See Part I, Item 1.“Business-Our Operating Subsidiaries-FGL-Regulation-Financial Regulation-Dividend and Other Distribution Payment Limitations” in this report. See Part I, Item 1A.“Risk Factors-Risks Related to FGL’s and Front Street’s Businesses-The agreements and instruments governing FGL’s indebtedness contain significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.” As discussed elsewhere herein, while the agreements governing the FGL Merger permit FGL to pay a regular quarterly cash dividend on its Common Stock in an amount not in excess of $0.065 per share, per quarter, FGL may not pay any other dividends without the consent of Anbang. In addition, if the FGL Merger is consummated, while we will receive the proceeds from the sale of our shares of FGL common stock, we will no longer receive dividends from FGL.
Additionally, the terms of Compass’ indebtedness and recent declines in oil and gas prices may adversely affect its cash flow and may limit its ability to pay distributions to us. Compass may also require additional equity infusions or other support. In November 2015, HGI Funding provided a limited guaranty with respect to a portion of Compass’ indebtedness. See Part I, Item 1A.“Risk Factors-Risks Related to Compass-Compass has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us.”

In addition, our liquidity and ability to pursue business opportunities may be impacted by the capital needs of our subsidiaries. Such entities may require additional capital to maintain or grow their businesses, make payments on their indebtedness or other commitments, and/or make upstream cash distributions. For example, given the recent declines in oil and gas prices, Compass may require capital contributions if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenants in Compass’ financing agreement. As another example, Front Street will require additional capital in order to engage in reinsurance transactions, and may require additional capital to meet regulatory capital requirements.
Furthermore, these restrictions on our subsidiaries ability to pay dividends or distributions may limit our ability to incur additional indebtedness or refinance our existing indebtedness in the future as well. Our ability to refinance our indebtedness will depend on our ability to generate future cash flow, and we are dependent on our subsidiaries’ ability to pay dividends or pay distributions to us in order for us to generate cash flow.
We and our subsidiaries may determine not to or may not be successful in identifying, consummating and integrating any additional suitable acquisition, disposition or other business opportunities.
We and/or one or more of our subsidiaries may determine not to pursue additional acquisitions, dispositions or other business opportunities and/or, if we or our subsidiaries determine to pursue such opportunities, we may not be successful in identifying and consummating suitable acquisitions, dispositions or other business opportunities at favorable valuations and other terms. Furthermore, attractive business opportunities may be limited or prohibited by applicable regulatory regimes. Any future acquisition, disposition or business opportunity may also require a substantial amount of our or our subsidiaries’ management’s time and may be difficult to successfully execute, and in the case of acquisitions, integrate, which could adversely affect our or our subsidiaries’ management’s ability to identify and consummate other acquisitions, dispositions or business opportunities. Any such failure could have a material adverse effect on our or our subsidiaries’ results of operations and financial condition and our or our subsidiaries’ ability to service our debt.
Even if we or our subsidiaries do execute our acquisitions, dispositions and/or other business opportunities, there is no assurance that we or our subsidiaries will be successful in enhancing our or our subsidiaries’ business or financial condition or that such transaction will be successful.
We are dependent on certain key personnel.
We are dependent upon the skills, experience and efforts of, our President and Chief Executive Officer, Omar M. Asali and David M. Maura, our Executive Vice President of Investments. As a result of their positions with our Company, Mr. Asali and Mr. Maura have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. The loss of Mr. Asali or Mr. Maura or other key personnel, or limitations on their involvement in our business, could have a material adverse effect on our and our subsidiaries’ business or operating results.
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
Future acquisitions or dispositions or other business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.
We have in the past, and may in the future, make acquisitions or dispositions or pursue other business activities, directly or indirectly through our subsidiaries, that involve a number of risks. In the case of acquisitions, those risks may relate to the particular industry in which the business or acquisition targets operate, including risks in industries with which we are not familiar or experienced with, risks that are unknown to us and the financial, legal and operational risks related to such acquisition. In the case of disposition, those risks may relate to employment matters, counterparties, regulators and other stakeholders in the disposed business, risks unknown to us and risks related to the management of our business and the financial, legal and operational risks related to such disposition. Any such risks may result in one or more costly disputes or litigation. Although we intend to conduct extensive business, financial, operational and legal due diligence in connection with the evaluation any such opportunity, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. The realization of any such risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of such acquisition, disposition or other business activity, which could adversely affect our financial condition and liquidity and our ability to service our debt.
We could consume resources in pursuing acquisitions, business opportunities, dispositions, financings or capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.
We anticipate that the investigation of each specific acquisition, disposition, financing or capital market transaction, and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transaction, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific transaction, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other transactions.
Covenants in certain of our material instruments limit, and other future instruments may limit our ability to operate our business.
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
Finally, Spectrum Brands’ and FGL’s stock are, directly or indirectly, pledged as collateral under our 7.875% Notes, and foreclosure on a sufficient number of Spectrum Brands stock or FGL stock pledged as collateral would constitute a change of control under certain of SBI’s debt documents or FGL’s debt documents, as applicable. Upon a change of control under those debt documents, SBI or FGL, as applicable, is required to offer to repurchase their notes at a price equal to 101% of the principal amount of their notes, plus accrued interest. In the event holders of the SBI Notes (as defined below) or FGH Notes exercise remedies in connection with a default, their claims to SBI’s or FGH’s assets, respectively, would have priority over the holders of our 7.875% Notes.
Financing covenants could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. As of September 30, 2015, our total outstanding indebtedness was $1.8 billion. As of September 30, 2015, the total liabilities of Spectrum Brands were approximately $5.7 billion, including trade payables. As of September 30, 2015, the total liabilities of FGL were approximately $23.4 billion, including approximately $17.8 billion in annuity contractholder funds, approximately $3.5 billion in future policy benefits and approximately $300.0 million of indebtedness under the FGL Notes. As of September 30, 2015, the total liabilities of HAMCO were approximately $1.4 million and were approximately $379.4 million when consolidated with Salus, EIC and CorAmerica. As of September 30, 2015, the total liabilities of HGI Energy (including the debt at Compass) were $501.9 million. Our and our subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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
Our ability to make payments on our financial obligations may depend upon the future performance of our operating subsidiaries and their ability to generate cash flow in the future, which are subject to general economic, industry, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from our operating subsidiaries, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our financial obligations or to fund our other liquidity needs. If the cash flow from our operating subsidiaries is insufficient, we may take actions, such as delaying or reducing investments or acquisitions, attempting to restructure or refinance our financial obligations prior to maturity, selling assets or operations or seeking additional equity capital to supplement cash flow. However, we may be unable to take any of these actions on commercially reasonable terms, or at all.
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

We and our subsidiaries rely extensively on our information technology (IT) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or vendors, to assist in conducting our and our subsidiaries’ businesses.
Our and our subsidiaries IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We and our subsidiaries continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for us and our subsidiaries, and our respective third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we or our subsidiaries may face difficulties in anticipating and implementing adequate preventative measures. To date, we and our subsidiaries have not experienced a material impact on our businesses or operations from these attacks; however, there can be no guarantee that our security efforts will prevent breaches or breakdowns to ours, our subsidiaries’ or our third-party providers’ databases or systems. If the IT systems, networks or service providers we and our subsidiaries rely upon fails to function properly, or if we, our subsidiaries or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our and our subsidiaries’ businesses continuity plans do not effectively address these failures on a timely basis, we and/or our subsidiaries may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
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
We have incurred substantial costs in connection with our prior acquisitions and dispositions and expect to incur substantial costs in connection with any other transaction we complete in the future which will reduce the amount of our available cash and could adversely affect our financial results and liquidity.
We have incurred substantial costs in connection with our prior acquisitions and dispositions expect to incur substantial costs in connection with any other transaction we complete in the future. These costs will reduce the amount of cash otherwise available to us and our and our subsidiaries’ ability to carry out our respective business plans. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.
Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HRG securities, could adversely affect our financial results and liquidity.
Leucadia National Corporation (“Leucadia”), CF Turul LLC, an affiliate of funds managed by Fortress Investment Group LLC or its affiliates (“CF Turul”) and funds affiliated with Harbinger Capital Partners LLC (“HCP”), beneficially own a significant portion of our outstanding Common Stock. Because of this, such persons may exercise significant influence over our business and affairs, including over matters submitted to a vote of our stockholders, such as the election of directors, the removal of directors, and approval of significant corporate transactions. This influence and actual control may have the effect of discouraging offers to acquire HRG because any such transaction would likely require the consent of Leucadia and CF Turul. See also Part I,

Item 1A.“Risk Factors- Provisions in our organizational documents and applicable regulations may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.”
Matters not directly related to us can nevertheless affect Leucadia’s, CF Turul’s and HCP’s respective decisions to maintain, decrease or increase their investments in us. Leucadia, CF Turul and HCP may at any time decide to dispose of all or a portion of their investment in us. The sale or other disposition of a certain portion of our voting stock could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ equity awards and other obligations and/or allow certain counterparties to terminate their agreements. Among other things, such a change of control could result in a “change of control” under the Indentures, requiring us to offer to repurchase our 7.875% Notes or our 7.750% Notes or to redeem our preferred stock from the holders thereof. No assurance can be provided that upon the occurrence of such an event, the Company will be able to obtain the required waivers, repay its indebtedness or secure alternative arrangements. See also Part I, Item IA.Risk Factors-Future sales of substantial amounts of our Common Stock may adversely affect our market price.”
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
In the course of their other business activities, certain conflicts of interest may arise with respect to HRG, its subsidiaries, investees and their respective directors, officers and affiliates.
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
In addition, HRG currently has a number of, and may in the future acquire, additional subsidiaries and investees (“HRG Entities”), some of which engage in business dealings with each other and HRG from time to time. As a result, conflicts of interest could arise with respect to transactions involving business dealings between HRG and the HRG Entities or between and among the HRG Entities, including potential business transactions and potential acquisitions of businesses or properties. It may not be possible to equally favor each of the HRG Entities in these business dealings, and the resolution of these conflicts may not always be equally in the best interest of all HRG Entities, which could have a material effect on HRG’s and one or more HRG Entities’ financial condition and results of operations.
Future acquisitions or dispositions may not require a stockholder vote and may be material to us.
Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our Common Stock. In any event, depending upon the size and structure of any acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future and stockholders are generally not expected to the opportunity to vote on these transactions. Even if a stockholder vote is required for any future transactions, our amended and restated certificate of incorporation and our restated bylaws allow for our stockholders to approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.
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
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. They could also have the effect of discouraging others from making tender offers for our Common Stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of Common Stock above the prevailing market prices. These provisions include:

•	the authority of the Company’s Board of Directors (the “Board”) to issue, without stockholder approval, up to 10,000,000 shares of our preferred stock with such terms as our Board may determine;

•	special meetings of our stockholders may be called only by the Chairman of our Board or by our Corporate Secretary

upon delivery of a written request executed by three directors (or, if there are fewer than three directors in office at that time, by all incumbent directors);

•	a staggered Board, as a result of which only one of the three classes of directors is elected each year;

•	advance notice requirements for nominations for election to our Board, or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	the absence of cumulative voting rights;

•	subject to any special rights of the holders of our preferred stock may have to elect directors, removal of incumbent directors only for cause.
Our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined therein) or that may otherwise have the effect of preventing or delaying a change of control of our company. Our Board has waived the application of this provision to Leucadia and CF Turul. In addition, in our amended and restated certificate of incorporation, the term “Interested Stockholder” excludes Harbinger Holdings, LLC (“Harbinger Holdings”) and any affiliates, including HCP and any other entity controlled or managed, directly or indirectly, by Philip A. Falcone. Also see Part I, Item IA. “Risk Factors-HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforwards” for the restrictions on certain transfer our Common Stock.
Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of HRG, FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator, prohibiting the voting of those securities and/or other actions determined by the relevant insurance regulator. Any such investors will need to obtain approval to divest of their controlling interest, except for Leucadia, CF Turul and HCP, each of whom has obtained the necessary regulatory approval.
Our restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as Spectrum Brands, subjects us to risks inherent in business operations outside of the U.S. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt. For risks related to Spectrum Brands, see Part I, Item IA. “Risk Factors-Risks Related to Spectrum Brands’ Business” below.
Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We may, through one or more series of acquisitions or dispositions, acquire partial ownership interests in businesses or participate in joint ventures with third parties. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present where a third party is not involved, including the possibility that partners might become insolvent or fail to fund their shares of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future, we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner, in which case, we may be liable in the event such partner defaults on its guarantee obligation.
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
HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforward; restrictions in HRG’s certificate of incorporation intended to protect net operating losses and other tax attributes may limit transfer of HRG’s securities
As of September 30, 2015, HRG and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $815.3 million and $894.5 million, respectively that, if unused, will expire through year 2034. HRG and Spectrum Brands had tax benefits related to U.S. state NOL carryforwards of approximately $109.8 million and $68.7 million, respectively, at September 30, 2015, that, if unused, will expire through year 2034. As of September 30, 2015, HRG had approximately $77.8 million of U.S. Federal capital loss carryforwards that, if unused, will expire through year 2020; and Spectrum Brands had foreign loss carryforwards of approximately $127.6 million, which will expire beginning in Fiscal 2016. As of September 30, 2015, FGL had U.S. Federal NOL carryforwards of approximately $92.2 million that, if unused, will expire in years 2026 through 2035 and had capital loss carryforwards of approximately $216.9 million that, if unused, will expire through year 2019. In addition, any future subsidiary that HRG or its subsidiaries may acquire may also have significant Federal, state, local and foreign NOL carryforwards. Both HRG and Spectrum Brands have established full valuation allowances for these deferred tax assets, and FGL has established a partial valuation allowance, based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.
The ability of HRG and its subsidiaries (including any future subsidiary) to utilize their NOL and other tax carryforwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration. Additionally, the ability of HRG and its subsidiaries (including any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. HRG and its subsidiaries (including Spectrum Brands and FGL) have experienced ownership changes that have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes. Future ownership changes, including transfers or dispositions of our stock by HCP or other stockholders and conversions or redemptions of our preferred stock, could, depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on the utilization of these tax assets under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, HRG and/or its subsidiaries (including any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carryforwards. Such limitations could have a material adverse effect on HRG and/or its subsidiaries’ results of operations, cash flows or financial condition.
In order to reduce the likelihood that future transactions in our Common Stock will result in an ownership change under Section 382 of the Code (“Section 382”), on July 13, 2015, following receipt of stockholder approval, we filed an amendment to our amended and restated certificate of incorporation (the “Charter”). The Charter amendment is designed to reduce the likelihood of an “ownership change” under U.S. federal tax laws by restricting certain direct and indirect acquisitions and dispositions of our Common Stock. The restrictions imposed under the amendment apply to any direct and indirect holders of, or persons who would become holders of, 4.9% or more of our Common Stock (and certain other interests in the Company that are treated as stock for U.S. federal tax purposes). As of July 13, 2015, which is the date of the adoption of the Charter amendment, any direct or indirect transfer of our shares of Common Stock (or such other Company securities) in violation of the restrictions will be void as of the date of the purported transfer as to the purported transferee, and the purported transferee will not be recognized as the owner of such securities for any purpose, including for purposes of voting and receiving dividends or other distributions. Our Board will have the power to determine and interpret, in its sole discretion, all matters necessary for assessing compliance with the provisions of the Charter transfer restrictions. These matters include (i) the identification of a 4.9% stockholder, (ii) whether a transfer is a prohibited transfer, (iii) the percentage stock ownership interest in the Company of any person for the purposes of Section 382, (iv) whether an instrument constitutes a security of the Company, (v) the amount or fair market value due to a purported transferee pursuant to the alternate procedure described in the Charter, (vi) the interpretation of the provisions of the Charter amendment and (vii) any other matters which our Board determines to be relevant. To the extent permitted by law, the good faith determination of the Board on such matters will be conclusive and binding on all persons and entities for purposes of the Charter transfer restrictions.
In connection with its consideration of the Charter transfer restrictions, the Board has provided to CF Turul, the beneficial owner of 16.4% of our issued and outstanding Common Stock as of November 2, 2015, its approval, as required under the Charter transfer restrictions, to make, subject to specified limitations and other terms and conditions, one or more distributions of our shares of Common Stock on a substantially pro rata basis to the members of CF Turul (and by such members and their affiliates to the ultimate owners who are not entities sponsored or organized by Fortress Investment Group LLC). In addition, the Board has also provided the funds affiliated with HCP, the beneficial owner of approximately 10.3% of our issued and outstanding Common Stock as of November 2, 2015, its approval, as required under the Charter transfer restrictions, to sell, subject to specified limitations and other terms and conditions, the shares of Common Stock currently held by HCP.
While the Charter amendment is intended protect the benefits of our NOLs and other tax assets, there can be no assurance that we will not experience future transactions in our Common Stock that results in some or all of our NOLs attributes being lost or limited. For example, (i) our Board can permit a transfer to an acquirer that results in or contributes to an ownership change if it determines that such transfer is in our or our stockholders’ best interests; (ii) a court could find that part or all of the charter transfer restrictions are not enforceable, either in general or as applied to a particular stockholder or fact situation; (iii) certain changes in relationships among our stockholders or other events not proscribed under the Charter amendment could contribute to or cause an ownership change under Section 382; and (iv) an ownership change could be caused or contributed to as a result of our own actions, such as issuing, repurchasing or redeeming shares of our Common Stock, which we remain free to do if our Board determines that it is in our or our stockholders’ best interests to do so.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition.
We may in the future discover areas of our internal controls that need improvement, particularly with respect to our or our subsidiaries or businesses that we or our subsidiaries may acquire in the future, and newly formed businesses or entities. For instance, Compass has only recently transitioned to a stand-alone independent company with, among other things, its own reporting process and internal controls over financial reporting, and certain of our less significant subsidiaries may become more material to us and may have a greater impact on the effectiveness of our controls if the FGL Merger is consummated. We cannot be certain that we or our subsidiaries (including Compass) will develop, implement, and maintain adequate internal controls over financial reporting in the future.
In addition, we or our subsidiaries may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with U.S. GAAP or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity directly or through us. We or our subsidiaries may incur significant additional costs in order to ensure, that after such acquisition, HRG or our subsidiaries continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which, in turn, would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our or our subsidiaries reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us or our subsidiaries to fail to meet our reporting obligations. To the extent any of these newly-acquired entities or any existing entities have deficiencies in their internal controls, it may impact our internal controls.
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
As permitted by Delaware law, we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our restated bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified.

In addition, we may, by action of our Board, provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of the Company, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our restated bylaws.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 2, 2015, we had 201,397,256 shares of our common stock outstanding. In addition, as of November 2, 2015, we have 9,087,965 shares of common stock remaining for issuance pursuant to the Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended and 1,800,000 shares of common stock remaining for issuance pursuant to the Harbinger Group Inc. 2014 Warrant Plan.
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
The trading price of our Common Stock may be highly-volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and the performance of our subsidiaries and their competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Commission;

•	changes in general economic conditions;

•	actions of our historical equity investors, including sales of common stock by HCP, our directors and our executive officers; and

•	actions by institutional investors trading in our stock.
In addition, the trading price of our Common Stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as Spectrum Brands and FGL, which are publicly traded.
Future sales of substantial amounts of our Common Stock may adversely affect our market price.
We have granted registration rights to Leucadia, CF Turul, HCP and certain of their transferees under a registration rights agreement, to facilitate the resale of their shares of our Common Stock. Under this registration rights agreement, Leucadia, CF Turul, HCP and certain of their transferees have the right, subject to certain conditions, to require us to register the sale of their shares or their permitted transferees’ shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, Leucadia, CF Turul, HCP and their permitted transferees could cause the prevailing market price of our Common Stock to decline. We have filed several registration statements on Form S-3 that have registered the sale of a substantial amount of our Common Stock, from time to time, in secondary offerings by the stockholders listed therein. Furthermore, the shares of our Common Stock owned by Leucadia, CF Turul, HCP may also be sold in the public market under Rule 144 of the Securities Act. We have, in the past, issued a substantial amount of shares of preferred stock, the majority of which were subsequently converted into shares of our Common Stock. We may issue a substantial amount of preferred stock in the future. If these rights are exercised in full, it might adversely affect the market price of our Common Stock.
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
We and our subsidiaries are or may become parties to legal proceedings related to our or their current or prior businesses for which, depending on the circumstances, a reserve may not have been established or otherwise provided for or insured against.  There can be no assurance that we will prevail in any litigation in which we or our subsidiaries may become involved, or that our or their insurance coverage will be adequate to cover any or all potential losses. In addition, from time to time, we may decide to settle litigation involving us or our subsidiaries for a variety of reasons and regardless of our perceived merits of the claims related to such litigation. Such settlements may include non-monetary, as well as monetary terms. To the extent that we or our subsidiaries sustain losses from such proceeding which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected. See Part I, Item 3. “Legal Proceedings.”
Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.
HRG is the successor to Zapata Corporation, which was a holding company engaged, through its subsidiaries, in a number of business activities. The activities of our predecessor company and its subsidiaries may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us and our subsidiaries. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources. In addition, throughout our history, our predecessor company entered into numerous transactions relating to the sale, disposal or spinoff of its partially and wholly-owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. See Part I, Item 3. “Legal Proceedings.”
Risks Related to Spectrum Brands’ Business
Spectrum Brands is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries, including SBI. Spectrum Brands conducts most of its business operations through its subsidiaries and its primary source of cash is and will be distributions from its subsidiaries.
Accordingly, Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands’ and SBI’s subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands’ and SBI’s subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, SBI’s term loan facility (the “SBI Term Loan Facility”), SBI’s asset-based revolving credit facility (the “SBI ABL Facility,” and, together with the SBI Term Loan Facility, the “SBI Senior Secured Facilities”), the indentures governing SBI’s 6.375% Senior Notes due 2020 (the “SBI 2020 Notes”), SBI’s 6.625% Senior Notes due 2022 (the “SBI 2022 Notes”), SBI’s 6.125% Senior Notes due 2024 (the “SBI 2024 Notes”) and SBI’s 5.750% Senior Notes due 2025 (the “SBI 2025 Notes,” and, together with the SBI 2020 Notes, the SBI 2022 Notes and the SBI 2024 Notes, the “SBI Notes,” and, such indentures governing the SBI Notes, the “SBI Indentures”).

Spectrum Brands’ substantial indebtedness may limit its financial and operating flexibility, and Spectrum Brands may incur additional debt, which could increase the risks associated with its substantial indebtedness.
SBI has, and expects to continue to have, a significant amount of indebtedness. As of September 30, 2015, SBI had total indebtedness under the SBI Senior Secured Facilities, the SBI Notes and other debt instruments of approximately $3 billion. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

•
require Spectrum Brands to dedicate a large portion of its cash flow to pay principal and interest on its indebtedness, which will reduce the availability of its cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which Spectrum Brands operates;

•	restrict its ability to make strategic acquisitions, dispositions or to exploit business opportunities;

•	places Spectrum Brands at a competitive disadvantage compared to its competitors that have less debt; and
limit its ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.
Under the SBI Senior Secured Facilities and the SBI indentures governing the Notes (together, the “Indentures”), SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that Spectrum Brands now faces would increase.
Furthermore, a substantial portion of SBI’s debt bears interest at variable rates. If market interest rates increase, the interest rate on SBI’s variable rate debt will increase and will create higher debt service requirements, which would adversely affect SBI’s cash flow and could adversely impact SBI’s results of its operations. While SBI may enter into agreements limiting SBI’s exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.
The SBI Senior Secured Facilities and the SBI Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The SBI Senior Secured Facilities and the SBI Indentures also contain customary events of default. These covenants could, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully. In addition, the SBI Senior Secured Facilities and the SBI Indentures require SBI to dedicate a portion of cash flow from operations to payments on debt and the SBI Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such requirements and covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under SBI Senior Secured Facilities could terminate their commitments and the lenders under the SBI Senior Secured Facilities or the holders of the SBI Notes could accelerate repayment of its outstanding borrowings and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If SBI is unable to repay outstanding borrowings when due, the lenders under the SBI Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the SBI Senior Secured Facilities are accelerated, SBI cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HRG, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing the Spectrum Brands’ debt.
HRG owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under certain of the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the SBI’s Senior Secured Facilities, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to obtain an amendment to these agreements to avoid a default. If Spectrum Brands was unable to obtain such an amendment, the lenders could accelerate the maturity of each of Spectrum Brands’ Term Loan and the Revolver Facility. In addition, under the Indentures, upon a change of control of Spectrum Brands, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing Spectrum Brands to lose market share and sales.
The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, Spectrum Brands’ primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, Spectrum Brands’ primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, Spectrum Brands’ primary competitors are Mars, Hartz and Central Garden & Pet. In the home and garden business, Spectrum Brands’ principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Spectrum Brands’ principal national competitors within its small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., (d/b/a HWI Breville) NACCO Industries, Inc. (Hamilton Beach ) and SEB S.A. In the hardware and home improvement industry, Spectrum Brands’ principal competitors are Schlage, a division of Allegion, Masco, Fortune Brands, Kohler and American Standard. In the global auto care business, Spectrum Brands’ primary competitors are Valvoline, Prestone, Turtle Wax, Black Magic and Store brands.
In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of Spectrum Brands’ product lines, it competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect Spectrum Brands’ business, financial condition and results of Spectrum Brands’ operations.
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

•	Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for Spectrum Brands’ products.

•	Consumer purchasing behavior may shift to distribution channels, including to online retailers, where Spectrum Brands and its customers do not have a strong presence.

•	Consumer preferences may change to lower margin products or products other than those Spectrum Brands’ markets.

•
Spectrum Brands may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to its existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with Spectrum Brands. As a result of this competition, Spectrum Brands could lose market share and sales, or be forced to reduce its prices to meet competition. If Spectrum Brands’ product offerings are unable to compete successfully, its sales, results of operations and financial condition could be materially and adversely affected. In addition, Spectrum Brands may be unable to implement changes to its products or otherwise adapt to changing consumer trends. If Spectrum Brands is unable to respond to changing consumer trends, its operating results and financial condition could be adversely affected.
Sales of certain of Spectrum Brands’ products are seasonal and may cause its operating results and working capital requirements to fluctuate.
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum Brands’ third and fourth fiscal quarters) and demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for auto care products is generally at its highest during the period from March to June (Spectrum Brands’ second and third fiscal quarters) based upon historical customer seasonal purchasing patterns and timing of promotional activities. As a result of this seasonality,

Spectrum Brands’ inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.
Adverse weather conditions during Spectrum Brands’ peak selling seasons for its home and garden control and auto care products could have a material adverse effect on its home and garden business and auto care business.
Weather conditions have a significant impact on the timing and volume of sales of certain of its lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. Adverse weather conditions during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on its home and garden business and its financial results during such period. Weather can influence customer behavior for our auto care products, especially with appearance products, which sell best during warm, dry weather. There could be a material adverse effect on the auto care segment if the weather is cold or wet, especially during peak sales season.
Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 40% of Spectrum Brands’ net sales for Fiscal 2015 were to customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Spectrum Brands’ international operations are subject to risks including, among others:

•
currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real, Canadian Dollar, Australian Dollar, Japanese Yen and the Mexican Peso;

•	changes in the economic conditions or consumer preferences or demand for its products in these markets;

•
the risk that because its brand names may not be locally recognized, Spectrum Brands must spend significant amounts of time and money to build brand recognition without certainty that Spectrum Brands will be successful;

•	labor unrest;

•	political and economic instability, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting Spectrum Brands’ ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law; and

•	adverse tax consequences.
The foregoing factors may have a material adverse effect on Spectrum Brands’ ability to increase or maintain its supply of products, financial condition or results of operations.
Spectrum Brands’ products utilize certain key raw materials; any significant increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on its business, financial condition and profits.
The principal raw materials used to produce Spectrum Brands’ products-including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)-are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during the years 2012 and 2013, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, Spectrum Brands may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.

Spectrum Brands regularly engages in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs it expects to incur over the next 12 to 24 months. However, Spectrum Brands’ hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in its business, no longer be useful for Spectrum Brands. In addition, for certain of the principal raw materials Spectrum Brands uses to produce its products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose Spectrum Brands to above average costs for an extended period of time, and Spectrum Brands is unable to pass its raw materials costs on to its customers, Spectrum Brands’ future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. Spectrum Brands may be unable to pass these fuel surcharges on to its customers, which may have an adverse effect on its profitability and results of operations.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 15% of its consolidated net sales for Fiscal 2015. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
Although Spectrum Brands has long-established relationships with many of its customers, Spectrum Brands does not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of Spectrum Brands’ customers or if any of Spectrum Brands’ customers were to leave the business, could have a material adverse effect on Spectrum Brands’ sales and profitability.
In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, Spectrum Brands may be required to shorten its lead-time for production and more closely anticipate its retailers’ and customers’ demands, which could in the future requires it to carry additional inventories and increase its working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if its retailers significantly change their inventory management strategies, Spectrum Brands may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on its business.
Furthermore, Spectrum Brands primarily sells branded products and a move by one or more of its large customers to sell significant quantities of private label products, which Spectrum Brands does not produce on their behalf and which directly compete with its products, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
As a result of its international operations, Spectrum Brands faces a number of risks related to exchange rates and foreign currencies.
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During Fiscal 2015, approximately 40% of Spectrum Brands’ net sales and operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect Spectrum Brands’ cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on Spectrum Brands’ business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from, and loans to, its subsidiaries, as well as sales to, purchases from, and provided bank lines of credit with, its customers, suppliers and creditors that are denominated in foreign currencies.
Spectrum Brands sources many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, Spectrum Brands may experience fluctuations in Spectrum Brands’ results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.
While Spectrum Brands may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and Spectrum Brands may not be able to successfully hedge its exposure to currency fluctuations. Further, Spectrum Brands may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, its results of operations may be adversely impacted.
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
Spectrum Brands is subject to three EU Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment; Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as Spectrum Brands. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:

•
Although contracts with its suppliers address related compliance issues, Spectrum Brands may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into its product procurement processes without compromising quality and/or harming its cost structure.

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
In Spectrum Brands’ Global Batteries & Appliances segment, Spectrum Brands licenses the use of the Black and Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, BDC extended the license agreement through December 2018. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms for the period following December 2018 could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations. Additionally, in connection with Spectrum Brands’ acquisition of the HHI Business, it received a limited right to use certain Stanley Black and Decker trademarks, brand names and logos in marketing Spectrum Brands’ products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black and Decker granted Spectrum Brands the right to use the “Stanley” and “Black and Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the HHI Business acquisition in connection with certain products and services. With Spectrum Brands’ right to use these Stanley Black and Decker trademarks, brand names and logos expires, Spectrum Brands may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to its new brand, Spectrum Brands’ reputation among its customers could be adversely affected, and its revenue and profitability could decline.
Claims by third parties that Spectrum Brands is infringing their intellectual property and other litigation could adversely affect its business.
From time to time in the past Spectrum Brands has been subject to claims that it is infringing the intellectual property of others. Spectrum Brands currently is the subject of such claims and it is possible that third parties will assert infringement claims against Spectrum Brands in the future. An adverse finding against Spectrum Brands in these or similar trademark or other intellectual property litigations may have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require Spectrum Brands to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require Spectrum Brands to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If Spectrum Brands is deemed to be infringing a third party’s intellectual property and is unable to continue using that intellectual property as it had been, its business and results of operations could be harmed if it is unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject Spectrum Brands to significant liability, as well as require Spectrum Brands to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on Spectrum Brands’ proprietary or licensed intellectual property that impedes its ability to develop and commercialize its products could have a material adverse effect on its business, financial condition and results of operations.
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

•
the terms and conditions upon which it purchases products from its suppliers, including applicable exchange rates, transport and other costs, its suppliers’ willingness to extend credit to Spectrum Brands to finance its inventory purchases and other factors beyond its control;

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
Spectrum Brands manufactures the majority of its foil cutting systems for its shaving product lines, using specially designed machines and proprietary cutting technology, at its Portage, Wisconsin facility. In addition, Spectrum Brands also manufactures the majority of its residential door locks at its Subic Bay, Philippines facility. Spectrum Brands’ home and garden products are mainly manufactured from its St. Louis, Missouri, facility. Damage to these facilities, or prolonged interruption in the operations of these facilities whether for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on its ability to manufacture and sell its foil shaving, residential door locks and home and garden products, which could in turn harm its business, financial condition and results of operations.
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
In addition, the Dodd-Frank Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause Spectrum Brands to incur costs to certify that its supply chain is conflict free and Spectrum Brands may face difficulties if its suppliers are unwilling or unable to verify the source of their materials. Spectrum Brands’ ability to source these minerals and metals may also be adversely impacted. In addition, Spectrum Brands’ customers may require that it provides them with a certification and its inability to do so may disqualify it as a supplier.
Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on Spectrum Brands’ business, financial condition and results of operations.
Spectrum Brands and certain of its officers and directors have been named in the past, and, may be named in the future, as defendants of class action and derivative action lawsuits. In the past, Spectrum Brands has also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to Spectrum Brands, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on its business, financial condition and results of operations.
Spectrum Brands may be exposed to significant product liability claims which its insurance may not cover and which could harm its reputation.
In the ordinary course of its business, Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on Spectrum Brands’ business, results of operations and financial condition if it is unable to successfully defend against or settle these matters or if its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters. Although Spectrum Brands has product liability insurance coverage and an excess umbrella policy, its insurance policies may not provide coverage for certain, or any, claims against Spectrum Brands or may not be sufficient to cover all possible liabilities. Additionally, Spectrum

Brands does not maintain product recall insurance. Spectrum Brands may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against Spectrum Brands, even if the claims were not successful, could adversely affect the reputation and sales of its products. In particular, product recalls or product liability claims challenging the safety of Spectrum Brands’ products may result in a decline in sales for a particular product and could damage the reputation or the value of the related brand. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.
Spectrum Brands may incur material capital and other costs due to environmental liabilities.
Spectrum Brands is subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:
•discharges to the air, water and land;
•the handling and disposal of solid and hazardous substances and wastes; and

•	remediation of contamination associated with release of hazardous substances at its facilities and at off-site disposal locations.
Risk of environmental liability is inherent in Spectrum Brands’ business. As a result, material environmental costs may arise in the future. In particular, it may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Spectrum Brands’ international operations may expose Spectrum Brands to risks related to compliance with the laws and regulations of foreign countries. See Part I, Item 1A. “Risk Factors-Risks Related to Spectrum Brands’ Business-Spectrum Brands’ international operations may expose Spectrum Brands to risks related to compliance with the laws and regulations of foreign countries.”
Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for Spectrum Brands’ products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made Spectrum Brands may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although Spectrum Brands believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, Spectrum Brands may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
Certain of Spectrum Brands’ products sold through, and facilities operated under, each of its business segments are regulated by the EPA the FDA or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain, or the cancellation of, any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but it may not always be able to avoid or minimize these risks.
As a distributor of consumer products in the U.S., certain of Spectrum Brands’ products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require it to repair, replace or refund the purchase price of one or more of its products, or it may voluntarily do so. Any additional repurchases or recalls of Spectrum Brands’ products could be costly to Spectrum Brands and could damage the reputation or the value of its brands. If Spectrum Brands is required to remove, or Spectrum Brands voluntarily removes its products from the market, its reputation or brands could be tarnished and it may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against Spectrum Brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which Spectrum Brands sells its products, and more restrictive laws and regulations may be adopted in the future.
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
Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (“UL”), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Spectrum Brands’ products may not meet the specifications required by these authorities. A determination that any of its products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.
Public perceptions that some of the products Spectrum Brands produces and markets are not safe could adversely affect Spectrum Brands.
On occasion, Spectrum Brands’ customers have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of its products are not safe, whether justified or not, could impair Spectrum Brands’ reputation, damage its brand names and have a material adverse effect on its business, financial condition and results of operations. In addition, Spectrum Brands relies on certain third party trademarks, brand names and logos which it does not have exclusive use of. Public perception that any such third party trademarks, brand names and logos used by Spectrum

Brands are not safe, whether justified or not, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
If Spectrum Brands is unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, Spectrum Brands may experience an increased risk of labor disruptions and its results of operations and financial condition may suffer.
Approximately 16% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during its fiscal year ending September 30, 2016, which cover approximately 60% of the labor force under collective bargaining agreements, or approximately 10% of Spectrum Brands’ total labor force. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Spectrum Brands’ increased exposure to collective bargaining agreements, whether on terms more or less favorable than its existing collective bargaining agreements, could adversely affect the operation of its business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.
Significant changes in actual investment return on pension assets, discount rates and other factors could affect Spectrum Brands’ results of operations, equity and pension contributions in future periods.
Spectrum Brands’ results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. U.S. GAAP requires that Spectrum Brands calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions Spectrum Brands uses to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, Spectrum Brands is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash Spectrum Brands would contribute to pension plans as required under ERISA.
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
The steps required by U.S. GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; Spectrum Brands’ internal expectations with regard to future revenue growth and the assumptions Spectrum Brands makes when performing impairment reviews; a significant decrease in the market price of Spectrum Brands’ assets; a significant adverse change in the extent or manner in which Spectrum Brands’ assets are used; a significant adverse change in legal factors or the business climate that could affect Spectrum Brands’ assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, Spectrum Brands may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on Spectrum Brands’ business, financial condition and operating results.
If Spectrum Brands is unable to protect the confidentiality of its proprietary information and know-how, the value of Spectrum Brands’ technology, products and services could be harmed significantly.
Spectrum Brands relies on trade secrets, know-how and other proprietary information in operating its business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to its proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in Spectrum Brands’ favor. The risk that other parties may breach confidentiality agreements or that Spectrum Brands’ trade secrets become known or independently discovered by competitors, could harm Spectrum Brands by enabling its competitors, who may have greater experience and financial resources, to copy or use Spectrum Brands’ trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of Spectrum Brands’ trade secrets would impair its competitive position, thereby weakening demand for its products or services and harming Spectrum Brands’ ability to maintain or increase its customer base.
Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future business acquisitions and the integration of such acquired businesses with Spectrum Brands into a combined company, including legal, accounting, financial advisory and other costs.
Spectrum Brands expects to incur one-time costs in connection with integrating Spectrum Brands’ operations, products and personnel and those of the businesses Spectrum Brands acquires into a combined company, in addition to costs related directly to completing such acquisitions. Spectrum Brands would expect similar costs to be incurred with any future acquisition. These costs may include expenditures for:
•employee redeployment, relocation or severance;
•integration of operations and information systems;
•combination of research and development teams and processes; and
•reorganization or closures of facilities.
In addition, Spectrum Brands expects to incur a number of non-recurring costs associated with combining its operations with those of acquired businesses. Additional unanticipated costs may yet be incurred as Spectrum Brands integrates its business with acquired businesses. Although Spectrum Brands expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of its operations with those of acquired businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while Spectrum Brands expects to benefit from leveraging distribution channels and brand names among Spectrum Brands and its acquired businesses, Spectrum Brands cannot assure you that it will achieve such benefits.
Spectrum Brands may not realize the anticipated benefits of, and synergies from, its business acquisitions and may become responsible for certain liabilities and integration costs as a result.
Business acquisitions involve the integration of new businesses that have previously operated independently from Spectrum Brands. The integration of Spectrum Brands’ operations with those of acquired businesses is frequently expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which Spectrum Brands will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands will often be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. In some instances, Spectrum Brands and certain acquired businesses have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with the integration of acquired businesses could have a material adverse effect on Spectrum Brands’ business.
Spectrum Brands may also acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by Spectrum Brands, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that Spectrum Brands will acquire businesses or product distribution rights that will contribute positively to its earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.
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

Integrating Spectrum Brands’ business with acquired businesses may divert its management’s attention away from operations.
Successful integration of acquired businesses’ operations, products and personnel with Spectrum Brands may place a significant burden on its management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm its business, financial condition and operating results.
General customer uncertainty related to Spectrum Brands’ business acquisitions could harm Spectrum Brands.
Spectrum Brands’ customers may, in response to the announcement or consummation of a business acquisition, delay or defer purchasing decisions. If Spectrum Brands’ customers delay or defer purchasing decisions, its revenues could materially decline or any anticipated increases in revenue could be lower than expected.
Spectrum Brands is required to supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the HHI Business acquisition. Our provision of products and services under these agreements require us to dedicate resources of the HHI Business and may result in unfavorable results to us.
Certain products and services currently used by Stanley Black and Decker are produced and provided using equipment of the HHI Business which includes the acquired Tong Lung Metal Industry Co. Ltd. (the “TLM Business”) that Spectrum Brands acquired or certain equipment belonging to Stanley Black and Decker and its subsidiaries that will continue to be located for a period of time after the completion of the HHI Business acquisition at facilities operated by the HHI Business and the TLM Business and maintained by Spectrum Brands pursuant to certain specifications. Spectrum Brands and Stanley Black and Decker entered into supply agreements (each, a “Supply Agreement”) whereby Spectrum Brands provides Stanley Black and Decker and its subsidiaries with certain of these products and services for a period of time. This requires Spectrum Brands to dedicate resources of the HHI Business and the TLM Business towards the provision of these products and services and may result in unfavorable results to Spectrum Brands. These Supply Agreements are an accommodation to Stanley Black and Decker and its subsidiaries as part of the HHI Business acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black and Decker and its subsidiaries than it would be in the ordinary course of business.
Spectrum Brands faces significant risks from the AAG acquisition similar to risks generally associated with its acquisition and expansion strategy.
The AAG acquisition subjects Spectrum Brands to significant risks generally associated with its acquisition and expansion strategy. Significant costs have been incurred and are expected to be incurred in connection with the AAG acquisition and Spectrum Brands’ integration of AAG with its business, including legal, accounting, financial advisory and other costs. Spectrum Brands may also not realize the anticipated benefits of, and synergies from, the AAG acquisition and will be responsible for certain liabilities and integration costs as a result of the AAG acquisition. As a result of the AAG acquisition and other acquisitions, Spectrum Brands may also not be able to retain key personnel or recruit additional qualified personnel, which could require Spectrum Brands to incur substantial additional costs. Each of these general risks for acquisition and expansion activities, which are described in more detail herein, could result in the AAG acquisition having a material adverse effect on Spectrum Brands’ business.
Risks Related to FGL’s and Front Street’s Businesses
The FGL Merger is subject to various closing conditions, including regulatory approvals
The completion of the FGL Merger is subject to various closing conditions, including, but not limited to, (1) the information statement to be filed by FGL with the SEC in connection with the FGL Merger shall have been cleared by the SEC and shall have been sent to stockholders of FGL (in accordance with Regulation 14C under the Exchange Act at least 20 days prior to the closing), (2) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the FGL Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the FGL Merger and (3) obtaining the requisite approvals from the IID, NYDFS, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. A number of the closing conditions are outside of FGL’s control and it cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite FGL’s best efforts, FGL may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the FGL Merger could be prevented or delayed.
Failure to timely complete the FGL Merger could adversely impact FGL’s stock price, business, financial condition and results of operations
A failure to complete the FGL Merger on a timely basis or at all could result in negative publicity and cause the price of FGL’s common stock to decline, in particular because FGL’s current stock price reflects a market assumption that the FGL Merger will occur. In addition, as a result of the announcement of the FGL Merger Agreement, trading in FGL’s stock has increased substantially. If the FGL Merger is not consummated, the investment goals of FGL’s stockholders may be materially different than those of FGL’s stockholders on a pre-Merger announcement basis. In addition, FGL will remain liable for significant transaction costs that will be payable even if the FGL Merger is not completed and could also be required to pay a termination fee to Anbang in certain specific circumstances.
The FGL Merger and operating restrictions contained in the FGL Merger Agreement could adversely affect FGL’s business and operations
The FGL Merger and certain interim operating covenants in the FGL Merger Agreement that govern the conduct of FGL’s business during the pendency of the FGL Merger could cause disruptions to FGL’s business and business relationships, which could have an adverse impact on FGL’s results of operations, liquidity and financial condition. For example, the attention of FGL’s management may be directed to Merger-related considerations, FGL’s current and prospective employees may experience uncertainty about their future roles with FGL, which may adversely affect FGL’s ability to retain and hire key personnel, and parties with which FGL has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with FGL in a manner that negatively impacts FGL.
Shareholder litigation against FGL, its directors and/or Anbang could delay or prevent the FGL Merger and cause FGL to incur significant costs and expenses
Transactions such as the FGL Merger are often subject to lawsuits by shareholders. Conditions to the closing of the FGL Merger require that no law or order must have been enacted, issued or enforced and in effect, that would make the consummation of the FGL Merger illegal, prevent, prohibit, restrain or enjoin the consummation of the FGL Merger. FGL cannot provide assurance as to the outcome of any potential lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of lawsuits.
FGL’s and Front Street’s results of operations and financial condition depend on the accuracy of a broad range of assumptions and estimates made by their respective management teams.
FGL and Front Street make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to their businesses and anticipated results. FGL and Front Street rely on these assumptions and estimates to determine the amounts of DAC and VOBA policy liabilities and accruals, future earnings and various components of their consolidated balance sheets. These assumptions are also used in making decisions crucial to the operation of their business, including the pricing of products and expense structures related to products. The calculations FGL and Front Street use to estimate various components of their balance sheets and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. To the extent their actual experience and changes in estimates differ from original estimates and assumptions, FGL’s and Front Street’s businesses, Consolidated Statements of Operations and financial condition may be materially adversely affected. Accordingly, their results may be adversely affected by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
FGL has minimal experience to date on policyholder behavior for its GMWB products which it began issuing in 2008; as a result, future experience could lead to significant changes in their assumptions. If emerging experience deviates from FGL’s assumptions on GMWB utilization, it could have a significant effect on FGL’s reserve levels and related results of operations. See Part I, Item I. “Business-Our Operating Subsidiaries-FGL-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.”
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
For example, expectations that FGL’s investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. FGL has non-agency RMBS holdings of $2.2 billion as of September 30, 2015. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on FGL’s holdings of these types of securities. This could lead to potential future other than temporary impairments ("OTTI") within FGL’s portfolio of RMBS, CMBS, and ABS. In addition, expectations that FGL’s investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through FGL’s normal credit surveillance process. It is possible that issuers of corporate securities in which FGL has invested will perform worse than current expectations. Such events may lead FGL to recognize potential future OTTI within its portfolio of corporate securities. FGL recorded OTTI charges of approximately $81.4 million and $0.7 million for the fiscal years ended Fiscal 2015 and Fiscal 2014, respectively. It is also possible that unanticipated events would lead FGL to dispose of certain of those holdings and recognize the effects of any market movements in FGL’s financial statements.
A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including FGL’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in FGL’s products, its ability to market its products and its competitive position. Any downgrade or other negative action by a rating agency with respect to the financial strength ratings of FGL’s insurance subsidiaries could have a materially adverse effect on FGL in many ways, including the following:

•	adversely affecting relationships with distributors, IMOs and sales agents, which could result in reduction of sales;
•increasing the number or amount of policy lapses or surrenders and withdrawals of funds;

•	requiring a reduction in prices for FGL’s insurance products and services in order to remain competitive;

•	adversely affecting FGL’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all; and

•	requiring FGL to collateralize reserves, balances or obligations under reinsurance and derivatives agreements.
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models and may do so in the future in ways that negatively impact the financial strength ratings of FGL’s insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of FGL would have additional adverse ratings consequences, which could have a material adverse effect on FGL’s results of operations, financial condition and liquidity. FGL may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause FGL’s business and operations to suffer. If the financial strength ratings of FGL’s insurance subsidiaries are downgraded, FGL anticipates that its sales of new policies will be adversely impacted and that FGL could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, FGL’s insurance subsidiaries may limit the amount of dividends that they would otherwise pay to FGL. In that regard, FGL may, among other things, implement business strategies to improve the RBC ratio of FGL’s insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve FGL’s current rating. If FGL is unable to achieve this level, FGL may limit dividend payments from FGL Insurance to the extent necessary. FGL cannot guarantee these measures will be successful, and if FGL Insurance fails to maintain such a target RBC ratio, its financial strength rating could suffer. FGL cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect FGL’s financial condition and results of operations.
Following the announcement of the proposed FGL Merger, the rating organizations have undertaken a review of FGL’s debt ratings and FGL’s insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative, and their actions may not be known until the FGL Merger closes.
FGH is required to maintain minimum ratings as a matter of routine practice under FGH’s over-the-counter derivative agreements on forms promulgated by ISDA Under some ISDA agreements, FGH has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGH or the counterparty would be dependent on the market value of the underlying derivative contracts. FGH’s current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2015, the amount at risk for ISDA agreements which could be terminated based upon FGH’s current ratings was $80.7 million, which equals the fair value to FGH of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGH and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, $7.0 million and $188.0 million, respectively, of collateral was posted by FGH’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGH were to incur if parties to the call options failed completely to perform according to the terms of the contracts was $73.7 million and $108.3 million at September 30, 2015 and 2014, respectively.

Additionally, under certain insurance reserve financing arrangements, if FGH were to take certain actions without the counterparties consent, and such actions resulted in a specified financial strength ratings downgrade, FGH would be in default. See Part II, Item 7A.“Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk-FGL.”
The amount of regulatory capital that FGL’s and Front Street’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time due to a number of factors outside of their control.
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
In extreme equity market declines, the amount of additional statutory reserves, FGL’s insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the market value of the invested assets. This mismatch could result in a reduction of the capital, surplus or RBC ratio of FGL’s insurance subsidiaries. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, FGL may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If FGL is unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
While the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, and this analysis of cash flow testing is altered by rising or falling interest rates and widening credit spreads.
The failure of any of FGL’s insurance subsidiaries to meet its applicable RBC regulatory capital requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on FGL’s business, results of operations and financial condition. A decline in RBC ratios also limits the ability of an insurance subsidiary to make dividends or distributions to FGL and could be a factor in causing rating agencies to downgrade the insurer’s financial strength ratings, which could have a material adverse effect on FGL’s business, results of operations and financial condition.
FGL’s businesses are highly regulated and subject to numerous legal restrictions and regulations.
State Regulation
FGL’s businesses are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and discretionary, authority with respect to many aspects of FGL’s businesses which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareholders. At any given time, FGL and its insurance subsidiaries may be the subject of a number of ongoing financial or market conduct examinations, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could, if determined adversely, have a material impact on FGL’s businesses.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The NYDFS issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states have enacted laws which will impose requirements on insurers to periodically compare their in-force life insurance policies and annuities against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. FGL has received notice of escheatment audits from several states. FGL has filed suit in federal and state court to challenge the audit policies of the California controller and the applicability of California’s unclaimed property laws to FGL generally. It is possible that these requirements will result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws or administrative penalties and expenses. While FGL believes that it has established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified given the ongoing regulatory developments, the effects of which could be significant and could have a material adverse effect on FGL’s results of operations in any one period.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, MIA completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and is completing December 31, 2012, and the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of ten ongoing market conduct examinations or inquiries in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance will become subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
Front Street is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA has statutory powers that enable it to use its discretion to require Front Street to conducts its operations in accordance with general or specific conditions which may be imposed by CIMA or may be agreed between CIMA and Front Street. Generally, such matters are set out in the business plan which Front Street files with CIMA and, amongst others, includes reference to the risks assumed and retained by Front Street, the premium finding and capitalization levels, and Front Street’s investment policies.
NAIC
Although FGL’s business is subject to regulation in each state in which FGL conducts business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on FGL’s business, operations and financial condition. FGL is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. FGL cannot predict the amount or timing of any such future assessments. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL to change its views regarding the actions FGL needs to take from a legal risk management perspective, which could necessitate changes to FGL’s practices that may, in some cases, limit its ability to grow and improve profitability.
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves with respect to which it may take action as early as late 2015. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.
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
Federal Regulation
FGL may also be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. In April 2015, the DOL released a notice of proposed rulemaking to revamp the ERISA conflict of interest rules. The proposed rule would impose fiduciary duties on anyone getting paid for advice related to a retirement investment decision, which would include insurance agents. In addition, FGL became aware that in April 2015, U.S. Senator Elizabeth Warren sent letters to fifteen annuity providers, which inquired about perquisites and other incentives they give to third-party brokers, dealers and agents who sell their products. FGL did not receive such a letter, however, FGL cannot predict the outcome of Ms. Warren’s inquiry. Severe penalties are imposed for breaches of duty under ERISA, and FGL cannot predict whether the proposed DOL rule will ultimately be adopted, what changes may be made to it prior to adoption, or how the rule would impact FGL’s business if it were adopted.
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
Dodd-Frank Act
In addition, the Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, its competitors or those entities with which they do business, including, but not limited to:

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
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance and reinsurance industry, FGL, its competitors or those entities with which they do business, which may impact FGL and Front Street by, among other things:

•	placing FGL at a competitive disadvantage relative to their competition or other financial services entities;

•	changing the competitive landscape of the financial services sector or the insurance or reinsurance industry;

•	making it more expensive for FGL to conduct its business;

•	requiring FGL to reallocate significant company resources to government affairs;

•	increasing FGL’s legal and compliance-related activities and the costs associated therewith; or

•	otherwise having a material adverse effect on the overall business climate, as well as FGL’s financial condition and results of operations.
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
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in FGL’s or Front Street’s failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against FGL and Front Street, which could result, among other things, in suspension or revocation of FGL’s or Front Street’s licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm FGL’s or Front Street’s results of operations and financial condition. If FGL or Front Street fail to address, or appear to fail to address, appropriately any of these matters, FGL’s or Front Street’s reputation could be harmed and FGL or Front Street could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against them or subject them to enforcement actions, fines and penalties. See Part I, Item I, “Business-Our Operating Subsidiaries-FGL-Regulation” for further discussion of the impact of regulations on FGL’s and Front Street’s business.
FGL and Front Street cannot predict what form any future changes in these or other areas of regulation affecting the insurance and reinsurance industry might take or what effect, if any, such proposals might have on FGL or Front Street if enacted into law. In addition, because FGL’s and Front Street’s activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on FGL or Front Street as compared to other more diversified insurance companies.
Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.
FGL and Front Street, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. Although FGL and Front Street do not believe that the outcome of any such litigation or arbitration will have a material adverse effect on their financial condition, it is possible that their results of operations and cash flows could be materially affected by an unfavorable outcome. More generally, FGL and Front Street operate in industries in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, FGL sells its products through IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions and other matters. Such lawsuits can result in substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
FGL’s reinsurers, including Wilton Re and Front Street Cayman, could fail to meet assumed obligations, increase their rates, or become subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations.
FGL’s insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and Front Street Cayman. As of September 30, 2015, the amount recoverable from Wilton Re and Front Street Cayman was $1,493.0 million and $1,226.7 million, respectively. Given FGL’s significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on FGL’s financial position. See Part I, Item 1. “Business-Our Operating Subsidiaries-FGL-Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations. To mitigate the counterparty risk for the Front Street Cayman transaction, the assets are held on FGL Insurance’s balance and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, FGL monitors the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, ("CCIB"), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, FGL believes the counterparty risk is low. See Part I, Item 1A.“Business-Our Operating Subsidiaries-FGL-Reinsurance-Wilton Re Transaction”.

FGL’s ability to compete is dependent on the availability of reinsurance or other substitute financing solutions, both of which could involve the use of reinsurance affiliates referred to generally as “captives”. Premium rates charged by FGL are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges FGL for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable on commercially reasonable terms or at all, if alternatives to reinsurance were not available to FGL, if the use of captives were materially restricted through regulation, including certain general proposals currently under consideration by the NAIC, FGL’s business, financial condition and results of operations could be materially adversely affected.
The credit for reinsurance taken by FGL’s insurance subsidiaries under offshore reinsurance agreements is, under certain conditions, dependent upon the offshore reinsurers ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying letters of credit issued by qualifying lending banks. The cost of letters of credit, when available, continues to be very expensive in the current economic environment. Loss of reserve credit by an insurance subsidiary would require it to establish additional reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on FGL’s profitability, results of operations and financial condition.
In recent years, access to reinsurance has become more costly for members of the insurance industry, including FGL. In addition, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market resulted in increased concentration of risk for insurers, including FGL. If the reinsurance market further contracts, FGL’s ability to continue to offer FGL’s products on terms favorable to it could be negatively impacted, resulting in adverse consequences to FGL’s business, operations and financial condition.
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
The NAIC and state insurance regulators continue to review life insurance companies’ use of affiliated captive reinsurers or off-shore entities. On June 4, 2014, Rector & Associates, a consulting firm commissioned by the NAIC, presented a revised report (the “Rector Report”) to the Principle-Based Reserving Implementation Task Force of the NAIC which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business, and recommends, among other things, placing limitations on the types of assets that may be used to finance reserves associated with XXX and AXXX business and making an individual state’s adoption of the new regulations contemplated by the report an NAIC accreditation standard. On August 17, 2014, the NAIC Executive (EX) Committee adopted the regulatory framework proposed by the Rector Report, including recommendations to have various NAIC technical subgroups propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. On October 9, 2014, the NAIC’s Principle-Based Reserving Implementation Task Force voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the amount of assets that may be supported by different asset classes in connection with certain transactions involving captive reinsurance companies.
If state insurance regulators restrict the use of captive reinsurers or if FGL otherwise is unable to continue to use captive reinsurers in the future, FGL’s ability to write certain products, to manage the associated risks and to deploy capital efficiently, could be adversely affected, or FGL may need to increase prices on those products, which could adversely impact its competitive position and its results of operations.
Interest rate fluctuations and withdrawal demands in excess of FGL’s and Front Street’s assumptions could negatively affect their business, financial condition and results of operations.
FGL and Front Street offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, FGL and Front Street manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of FGL’s and Front Street’s assets are relatively illiquid. There can be no assurance that withdrawal demands will match FGL’s and Front Street’s estimation of withdrawal demands. As interest rates increase, FGL and Front Street are exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGL and Front Street to liquidate assets in an unrealized loss position. If FGL and Front Street experience unexpected withdrawal activity, whether as a result of interest rate movements financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on FGL’s and Front Street’s business, financial condition and results of operations. Additionally, FGL and Front Street may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.

Interest rates are subject to volatility and fluctuations. For the past several years interest rates have trended downwards to historically low levels. In order to meet its policy and contractual obligations, FGL and Front Street must earn a sufficient return on its invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose FGL and Front Street to the risk of not achieving sufficient return on its invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of FGL’s and Front Street’s contracts. Both rising and declining interest rates can negatively affect FGL’s and Front Street’s interest earnings and spread income (the difference between the returns FGL and Front Street earn on their investments and the amounts they must credit to policyholders and contractholders). While FGL and Front Street develop and maintain asset liability management (“ALM”) programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect FGL’s or Front Street’s businesses, financial conditions and results of operations.
FGL’s expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period. An extended period of declining interest rates or a prolonged period of low interest rates may also cause FGL or Front Street to change its long-term view of the interest rates that it can earn on its investments. Such a change in FGL’s or Front Street’s view would cause them to change the long-term interest rate that it assumes in their calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
Additionally, FGL’s and Front Street’s ALM programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates and relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors. The effectiveness of FGL’s and Front Street’s ALM programs and procedures may be negatively affected whenever actual results differ from these assumptions.
Changes in interest rates may also affect the attractiveness of certain of FGL’s products. For example, lower interest rates may result in decreased sales of certain of FGL’s insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency or a higher percentage of insurance policies remaining in force from year to year during a period when FGL’s investments carry lower returns. As a result, FGL could become unable to earn its desired level of spread income.
During periods of increasing market interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and FGL may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of FGL’s products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of FGL’s investment portfolio which will decrease FGL’s accumulated other comprehensive income and shareholders’ equity. FGL’s gross unrealized loss on FGL’s available for sale ("AFS") portfolio was $498.4 million as of September 30, 2015 compared to $109.8 million as of September 30, 2014.
FGL’s and Front Street’s investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
FGL’s and Front Street’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could have a material adverse impact on FGL’s and Front Street’s results of operations or financial condition.
The value of FGL’s and Front Street’s mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. FGL and Front Street are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities FGL and Front Street own may differ from their expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within FGL’s and Front Street’s mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on FGL’s and Front Street’s business, results of operations and financial condition.

Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments and declines in general economic conditions, either alone or in combination, could have a material adverse impact on FGL’s or Front Street’s results of operations, financial condition or cash flows through realized losses, OTTI, changes in unrealized loss positions and increased demands on capital. As of September 30, 2015 and 2014, FGL had gross unrealized losses on its AFS portfolio of $498.4 million and $109.8 million, respectively. In addition, FGL’s investment portfolio is concentrated in certain industries. As of September 30, 2015 and 2014, FGL’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $1,979.1 million and $2,240.3 million, or 10.4% and 11.6%, respectively, of the invested assets portfolio. FGL’s holdings in this industry include investments in 83 and 85 different issuers as of September 30, 2015 and 2014, respectively, with the top ten investments accounting for 39.0% and 40% of the total holdings in this industry as of September 30, 2015 and 2014, respectively. In addition, market volatility can make it difficult for FGL and Front Street to value certain of their assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on FGL’s and Front Street’s results of operations or financial condition.
FGL is exposed to credit loss in the event of non-performance by its counterparties on call options. FGL seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that FGL will not suffer losses in the event of counterparty non-performance. As of September 30, 2015 and 2014, $7.0 million and $188.0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $73.7 million and $108.3 million at September 30, 2015 and 2014, respectively. See "Note 5. Derivative Financial Instruments" to FGL’s audited consolidated financial statements for further discussion of credit risk.
Equity market volatility could negatively impact FGL’s or Front Street’s business.
Equity market volatility can negatively affect FGL’s or Front Street’s revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in their products. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s or Front Street’s revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, hence materially and adversely impacting FGL’s or Front Street’s results of operations and financial condition.
Credit market volatility or disruption could adversely impact FGL’s or Front Street’s financial condition or results of operations.
Significant volatility or disruption in credit markets could have a material adverse effect on FGL’s or Front Street’s business, financial condition and results of operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in FGL’s and Front Street’s investment portfolios. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in FGL’s or Front Street’s investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within FGL’s or Front Street’s investment portfolio.
Changes in federal or state tax laws may affect sales of FGL’s products and profitability.
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

FGL and Front Street may be required to increase their valuation allowance against their deferred tax assets, and may face restrictions on FGL’s and Front Street’s ability to fully utilize such assets which could materially adversely affect FGL’s and Front Street’s capital position, business, operations and financial condition.
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
Based on FGL’s and Front Street’s current assessment of future taxable income, including available tax planning opportunities, FGL and Front Street anticipate that it is more likely than not that FGL and Front Street will generate sufficient taxable income to realize all of their deferred tax assets as to which FGL and Front Street do not have a valuation allowance. If future events differ from FGL’s and Front Street’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on FGL’s and Front Street’s capital position, business, operations and financial condition.
FGL’s and Front Street’s business models depend on the performance of various third parties, including independent distributors, underwriters, actuarial consultants and other service providers.
FGL and Front Street rely significantly on various third parties to provide services for their business operations. As such, their results may be affected by the performance of those other parties. For example, FGL is dependent upon independent distribution channels to sell its products, third parties to perform policy administration and underwriting functions, and independent consultants to perform actuarial analyses and asset managers to manage certain of FGL’s assets. Additionally, FGL’s and Front Street’s operations are dependent on various service providers and on various technologies, some of which are provided or maintained by certain key outsourcing partners and other parties.
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
The third parties upon which FGL and Front Street depend may default on their obligations to FGL or Front Street due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. Such defaults could have a material adverse effect on FGL’s or Front Street’s financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of FGL or represent FGL in various capacities. Consequently, FGL may be held responsible for obligations that arise from the acts or omissions of these other parties
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm FGL’s or Front Street’s business.
FGL and Front Street are highly dependent on automated and information technology systems to record and process their internal transactions and transactions involving their customers, as well as to calculate reserves, value-invested assets and complete certain other components of their U.S. GAAP and statutory financial statements. FGL or Front Street could experience a failure of one of these systems, their employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or their employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, FGL’s and Front Street’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. FGL or Front Street may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond their control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where FGL and Front Street rely on outside vendors, including Dell, to provide services to FGL and Front Street, to provide services to them and their customers. The failure of any one of these systems for any reason, or errors made by FGL’s or Front Street’s employees or agents, could in each case cause significant interruptions to their respective operations, which could harm their reputations, adversely affect their internal controls over financial reporting, or have a material adverse effect on FGL’s or Front Street’s business, results of operations and financial condition.
FGL retains confidential information in its information technology systems and those of its business partners, and it relies on industry standard commercial technologies to maintain the security of those systems. Despite its implementation of network security measures, FGL’s servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with their computer systems. While FGL performs annual penetration tests and has adopted a number of measures to protect the security of customer and company data and have not experienced a successful cyberattack, there is no guaranty that such an attack will not occur or be successful in the future. Anyone who is able to circumvent FGL’s security measures and penetrate its information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of FGL’s information technology systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage FGL’s reputation in the marketplace, deter purchases of its products, subject FGL to heightened regulatory scrutiny or significant civil and criminal liability and require FGL to incur significant technical, legal and other expenses.
In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, FGL’s or Front Street’s information technology systems may be inaccessible to their employees, customers, or business partners for an extended period of time. Even if FGL’s or Front Street’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if their data or systems are disabled or destroyed. Any such occurrence could materially adversely affect FGL’s or Front Street’s business, operations and financial condition.
FGL’s and Front Street’s insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
FGL’s and Front Street’s insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support their long-term capital requirements, FGL, Front Street and their insurance subsidiaries may need to increase or maintain their statutory capital and surplus through financings, which could include debt, equity, financing arrangements or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. Neither FGL nor Front Street are obligated, and they may choose not or may be unable, to provide financing or make any capital contribution to their insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to FGL or Front Street or their insurance subsidiaries. If FGL’s or Front Street’s insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, or reinsurance treaties (each as applicable), and such action could materially adversely affect FGL’s or Front Street’s business, operations and financial condition.
Accounting rules, changes to accounting rules, or the grant of permitted accounting practices to competitors could negatively impact FGL and Front Street.
FGL and Front Street are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the FASB and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. FGL nor Front Street cannot assure you that future changes to U.S. GAAP will not have a negative impact on FGL or Front Street. U.S. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in FGL’s and Front Street’s consolidated financial statements.
In addition, FGL’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and in particular actuarial reserving methodology are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently, or have previously been, pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect FGL’s insurance subsidiaries. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. FGL cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect FGL. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. FGL cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of FGL and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. FGL can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on FGL.

FGL’s and Front Street’s risk management policies and procedures could leave them exposed to unidentified or unanticipated risks, which could negatively affect their businesses or result in losses.
FGL and Front Street have developed risk management policies and procedures and expect to continue to enhance these in the future. Nonetheless, their policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing FGL or Front Street. Additional risks and uncertainties not currently known to FGL or Front Street, or that either of them currently deem to be immaterial, may adversely affect their business, financial condition or operating results. For example, FGL hedges its FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. In addition, FGL’s FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets.
FGL may not be able to protect its intellectual property and may be subject to infringement claims.
FGL relies on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its intellectual property. Although FGL uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. FGL may have to litigate to enforce and protect its copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of FGL’s intellectual property assets could adversely impact its business and its ability to compete effectively.
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
In addition to services provided by third-party asset managers and actuarial consultants, FGL outsources the following functions to third-party service providers, and expect to continue to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) servicing of existing policies, (iv) information technology development and maintenance, (v) call centers and (vi) underwriting administration of life insurance applications. If FGL does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, it may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, FGL’s reliance on third-party service providers that it does not control does not relieve FGL of its responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in FGL becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain.
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
Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect FGL’s or Front Street’s results of operations. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of FGL’s business or its reinsurers, including Front Street. For instance, a significant expansion of the scope and intensity of the recent Ebola crisis beyond its current geographic regions, especially within the United States, could adversely affect the mortality and morbidity experience of FGL’s or Front Street’s business. Claims arising from such events could have a material adverse effect on FGL’s or Front Street’s business, operations and financial condition, either directly or as a result of their effect on FGL’s reinsurers including Front Street or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While FGL and Front Street have taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.
In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of FGL’s or Front Street’s business within such geographic areas or the general economic climate, which in turn could have an adverse effect on FGL’s or Front Street’s business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect FGL’s or Front Street’s asset portfolio.
FGL’s ability to maintain competitive policy expense costs is dependent upon the level of new sales and persistency of existing business.
FGL’s ability to maintain competitive policy expense costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher policy expense costs.
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
FGL sells its products through a network of approximately 200 IMOs representing approximately 30,000 independent agents and managing general agents. FGL currently treats these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If FGL is unable to attract and retain national marketing organizations and independent agents, sales of FGL’s products may be reduced.
FGL must attract and retain its network of IMOs and independent agents to sell its products. Insurance companies compete vigorously for productive agents. FGL competes with other life insurance companies for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL does. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships FGL develops with them. FGL’s most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. FGL currently has 31 Power Partners that accounted for approximately 91% of FGL’s Fiscal 2015 sales volume. There can be no guaranty that such relationships will continue in the future. If FGL is unable to attract and retain sufficient marketers and agents to sell its products, FGL’s ability to compete and its revenues would suffer.
FGL may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if it generates passive income in excess of operating expenses (subject to certain exclusions relating to FGL’s life insurance subsidiaries).
Section 541 of the Code subjects a corporation (not including a life insurance corporation) that is a “personal holding company” (“PHC”) to a 20% tax on “undistributed personal holding company income” in addition to a corporation’s normal income tax. A corporation (not including a life insurance corporation) is also generally is considered to be a PHC if (i) at least 60% of its adjusted ordinary gross income (excluding dividends paid by any non-consolidated life insurance subsidiary) is PHC Income (defined below) and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income (but does not include non-passive income such as insurance premiums or dividends paid by any non-consolidated life insurance subsidiary) plus, under certain circumstances, personal service income.
So long as individuals and their affiliates hold (directly or by attribution) more than 50% in value of FGL’s outstanding Common Stock, including through ownership of the outstanding Common Stock of HRG at any time during any future tax year, it is possible that FGL will be a PHC if at least 60% of its adjusted ordinary gross income consists of PHC Income (taking into account the rules and exclusions discussed above). In the past, FGL has not incurred the PHC tax. However, there can be no assurance that FGL will not be subject to this tax in the future, which, in turn, may materially and adversely impact its financial position, results of operations, cash flows and liquidity.
The agreements and instruments governing FGL’s debt contain significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.
The indenture governing the 6.375% senior notes due 2021 (the “Senior Notes”) issued by FGH and the three-year $150.0 million unsecured revolving credit facility (the “Credit Agreement”); each contains various restrictive covenants which limit, among other things, FGH’s ability to:

•	incur additional indebtedness;

•	pay dividends or certain other distributions on its capital stock other than as allowed under the indenture and the Credit Agreement;

•	make certain investments or other restricted payments;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	change FGH’s accounting policies;

•	enter into restrictive agreements;

•	guarantee indebtedness; and

•	create liens.
In addition, if FGL or FGH undergoes a “change of control” as defined in the indenture, each holder of FGH Senior Notes will have the right to require FGL to repurchase their FGL Senior Notes at a price equal to 101% of the principal amount and any accrued but unpaid interest.
As a result of these restrictions and their effect on FGL, FGL may be limited in how it conducts its business and FGL may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness FGL or its subsidiaries may incur could include more restrictive covenants.
FGL’s subsidiaries may not be able to generate sufficient cash to service all of their obligations and may be forced to take other actions to satisfy their obligations, which may not be successful.
FGL’s subsidiaries’ ability to make scheduled payments on or to refinance their debt obligations, including the FGH Senior Notes, depends on their financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond their control. FGL’s subsidiaries may not be able to maintain a level of cash flows from operating activities sufficient to permit them to pay the principal, premium, if any, and interest on indebtedness.
If FGL’s subsidiaries’ cash flows and capital resources are insufficient to fund its subsidiaries’ obligations, FGL could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance indebtedness. FGL’s ability to restructure or refinance its subsidiaries’ debt will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of FGL’s subsidiaries’ debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict its business operations. The terms of existing and future debt instruments may restrict FGL from adopting some of these alternatives. In addition, any failure to make payments on outstanding obligations on a timely basis would likely result in a reduction of FGL’s ratings, which could harm FGL’s ability to conduct its business and to incur additional indebtedness. In the face of such substantial liquidity problems, FGL may be required to dispose of material assets or operations to meet its obligations. FGL may not be able to consummate those dispositions and these proceeds may not be adequate to meet any obligations then due.
FGL has entered into business transactions with unaffiliated third-party borrowers through Salus and would be adversely affected if third-party borrowers were unable to meet their obligations.
FGL maintains exposure to senior secured asset-based loans to unaffiliated third-party borrowers through loans originated by Salus, a company indirectly owned by HRG. FGL Insurance has not participated in any new originations to asset-based loans through Salus since October 2014, and this portfolio has been winding down as exposures mature and borrowers refinance. As of September 30, 2015, $109.3 million of such loans were outstanding. FGL currently estimates that this portfolio will be largely paid down by the end of calendar year 2017.
FGL is a holding company with no operations of its own. As a consequence, FGL’s ability to pay dividends on its stock will depend on the ability of its subsidiaries to pay dividends to FGL, which may be restricted by law.
FGL is a holding company with limited business operations of its own. Its primary subsidiaries are insurance subsidiaries that own substantially all of its assets and conduct substantially all of its operations. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable

FGL to meet its obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries.
FGL’s insurance subsidiaries are subject to various statutory and regulatory restrictions and the ability of its insurance subsidiaries to pay dividends is limited by applicable insurance laws and regulations. See Part I, Item 1A.“Business-Our Operating Subsidiaries-FGL-Regulation-Dividend and Other Distribution Payment Limitations”. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. This could limit both FGL’s ability to receive cash flow from its direct wholly owned subsidiary, FGH and FGH’s ability to receive cash flow from its direct wholly owned subsidiary, FGL Insurance, and FGL Insurance’s ability to receive cash flow from its direct wholly owned subsidiary, FGL NY Insurance.
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
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. In addition, Delaware law may impose requirements that may restrict FGL’s ability to pay dividends to holders of FGL’s common stock. FGL Insurance has not paid out extraordinary dividends since 2008, and in the future FGL Insurance may be required to request approval to pay an extraordinary dividend and there is no guarantee such a request would be approved by the Iowa Commissioner.
It is possible that in the future, FGL’s insurance subsidiaries may be unable to pay dividends or distributions to FGL in an amount sufficient to meet its obligations or to pay dividends due to a lack of sufficient statutory net gain from operations, a diminishing statutory policyholders surplus, changes to the Iowa or New York insurance laws or regulations or for some other reason. Further, the covenants in the agreement governing the existing indebtedness of FGH significantly restrict its ability to pay dividends, which further limits FGL’s ability to obtain cash or other assets from FGL’s subsidiaries. If FGL’s subsidiaries cannot pay sufficient dividends or distributions to FGL in the future, FGL would be unable to meet its obligations or to pay dividends. This would negatively affect FGL’s business and financial condition as well as the trading price of FGL’s common stock.
FGL and Front Street operate in highly competitive industries, which could limit their abilities to gain or maintain their respective positions in the industries and could materially adversely affect their business, financial condition and results of operations.
FGL and Front Street operate in highly competitive industries. FGL encounters significant competition in all of its product lines from other insurance companies. Front Street faces significant competition from other reinsurance providers. Many of FGL’s and Front Street’s competitors have greater financial resources and, with respect to FGL, higher financial strength ratings, which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than FGL or Front Street, as applicable. Competition could result in, among other things, lower sales or higher lapses of existing products.
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
FGL’s ability to compete is dependent upon, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate financial strength ratings from rating agencies. FGL’s ability to compete is also dependent upon, among other things, its ability to attract and retain distribution channels to market its products, the competition for which is vigorous. FGL competes for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL does. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships FGL develops with them. If FGL is unable to attract and retain sufficient marketers and agents to sell its products, its ability to compete and FGL’s revenues will suffer.
Front Street’s ability to successfully compete will be dependent on its ability to successfully enter into additional reinsurance agreements and its ability to achieve its anticipated investment returns. Front Street has historically done business with other affiliates of HRG and may in the future enter into similar arrangements. There can be no assurance, however, that such arrangements will occur or that they will be successful. Front Street may not find opportunities with desired returns in primary markets. As a result, Front Street may have to turn to opportunities with more risk, such as foreign markets or other product markets, such as long-term care.
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
During Fiscal 2015, following certain organizational changes at Salus, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and not to underwrite any new loans. after March 31, 2015. The success of Salus’ business strategy is primarily dependent on its ability to recover amounts owed to it by its borrowers. While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its position in the collateral securing its loans, there can be no assurance that it will not suffer a partial or complete loss if the loan becomes non-performing. Such loss may arise from a variety of reasons, including, the risk profile of the borrower and the complex nature of the transaction; Salus not being provided with complete and accurate disclosure of all material information concerning the borrower and its business or Salus may, even if it receives complete and accurate information, misinterpret or incorrectly analyze such information; the failure of results or developments to materialize as anticipated or mistakes in interpreting data, assumptions, analyses, and financial forecasts prepared for Salus by its employees or third parties; or Salus’ inability to timely detect operational or financial problems of the borrower that could result in a substantial impairment or loss of the value of the collateral and Salus’ loan. Furthermore, while most of Salus’ loans are secured by a first lien on specified collateral, there is no assurance that Salus has obtained or properly perfected its liens or will be able to seize and liquidate the collateral prior to diminution in value. Any such losses, particularly recognizing that many of Salus’ loans individually represent a significant percentage of its total loans, could adversely affect the adequacy of Salus’ reserves for credit losses and have a material adverse effect on Salus’ business, results of operations, and financial position. For example, during Fiscal 2015, RadioShack Corp. ("RadioShack"), the borrower of Salus’ largest loan to date, filed for Chapter 11 bankruptcy. Salus was the lender under RadioShack’s $250.0 million term loan placed in December 2013 with a net exposure to Salus and its affiliates of $150.0 million after giving effect to a non-qualifying participation of $100.0 million held by a third party that was fully repaid. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales, only some of which have been completed to date, and ongoing litigation. As of September 30, 2015, the expected recovery on the RadioShack loan, excluding any additional proceeds from ongoing litigation, resulted in an impairment of $101.0 million recognized Salus and its affiliates. Aside from the RadioShack loan, during Fiscal 2015, Salus recorded additional provision for credit losses of $24.8 million primarily related to nine delinquent loans where the underlying collateral was underperforming. CorAmerica’s business strategy includes the origination and acquisition of commercial real estate loans and EIC’s investment strategy includes lending to borrowers in the energy and infrastructure sectors. These investment strategies each have substantial credit risk associated with them. Defaults on these loans and other credit-related investments could have a material adverse effect on these Asset Managers’ financial condition, results of operations or cash flows.
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
Among operational issues, EIC and CorAmerica must continuously originate new products and services to attract new business, and each Asset Manager must service its existing portfolio and adopt appropriate policies, procedures, and systems. In addition, in accordance with its business strategy, Salus is focused on collecting on the loans in its existing portfolio and reducing the size of its business over time. There is no assurance that any of the Asset Managers will be able to implement their strategic decisions effectively, and it may be necessary to refine, supplement, or modify their business plans and strategies in significant ways. If any Asset Manager is unable to fully implement its business plan and strategy, such inability could have a material adverse effect on its business, results of operations and financial position.
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
Each Asset Manager is subject to a variety of laws and regulations, including laws and regulations applicable to registered investment advisers. In order to conduct their operations in compliance with these laws and regulations, the Asset Managers have incurred and are expected to continue to incur substantial costs in order to comply with these laws and regulations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on an Asset Manager’s results of operations, cash flows and financial condition.
The Asset Managers’ businesses are dependent on their ability to process a large number of complex transactions. If an Asset Manager’s financial, accounting, or other data processing systems fail or have other significant shortcomings, that Asset Manager could be materially adversely affected. Each Asset Manager is similarly dependent on their employees. For example, as Salus collects on its existing portfolio of loans it is expected that Salus’ operations will significantly diminish and its number of employees will be significantly reduced. As a result, Salus will increasingly be dependent on a small number of employees. Salus and the other Asset Managers could be materially adversely affected by the loss of their key employees and/or if one of their employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems.
An Asset Manager may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornadoes, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to the Asset Manager. In addition, there is the risk that an Asset Manager’s controls and procedures, as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems an Asset Manager and others use could be vulnerable to unforeseen problems. These problems may arise in both an Asset Manager’s internally developed systems and the systems of third-party service providers. In addition, an Asset Manager’s computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect the Asset Manager’s operations and could materially adversely affect its results of operations by requiring it to expend significant resources to correct the defect, as well as by exposing it to litigation or losses not covered by insurance. Although the Asset Managers have business continuity plans and other safeguards in place, an Asset Manager’s business operations may be adversely affected by significant and widespread disruption to its physical infrastructure or operating systems that support its businesses and clients.

EIC has a limited operating history. There can be no assurance that EIC will be able to successfully enter into investment management agreements or other investments or arrangements in the future, that such activities will be successful, or that EIC will be able to achieve its anticipated investment returns.
Accordingly, no assurance may be provided that the Asset Managers will be successful in managing their assets, achieving their investment objectives or that the value of their assets will not decline substantially.
Risks Related to Compass’ Business
Oil, natural gas and NGL prices are volatile and have recently declined significantly. If oil, natural gas and NGL prices do not improve or if they decline further, Compass’ business, financial condition and results of operations may be materially and adversely affected.
The future financial condition, access to capital, cash flow and results of operations of Compass will depend upon the prices it receives for its oil, natural gas, and NGLs. Compass will be particularly dependent on prices for natural gas because a large portion of the proved reserves attributable to its properties are natural gas. Historically, oil, natural gas and NGL prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of Compass. Factors that affect the prices Compass will receive for its oil and natural gas include:

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
Recently, oil, natural gas and NGL prices have declined significantly. On November 16, 2015, the WTI posted price for crude oil was $41.68 per barrel and the Henry Hub spot market price of natural gas was $2.02 per MMBtu, representing decreases of 75% and 61%, respectively, from the high of $107.95 per barrel of oil and $8.15 per MMBtu for natural gas during 2014. Likewise, NGLs have suffered significant recent declines in realized prices. A further or extended decline in commodity prices could materially and adversely affect Compass’ business, financial condition and results of operations and its ability to secure an adequate borrowing capacity, repay indebtedness and obtain additional capital on attractive terms. Lower oil natural gas and NGL prices may not only decrease Compass’ revenues on a per unit basis but also may reduce the amount of oil, natural gas and NGLs that it can economically produce. A reduction in production could result in a shortfall in expected cash flows and require a reduction in capital spending or require additional borrowing. Without the ability to fund capital expenditures, Compass would be unable to replace reserves, which would negatively affect its future rate of growth.
Compass has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us. HGI Funding has provided credit support for such indebtedness in the past but may choose not to do so in the future.
Compass’ borrowing base under the Partnership Credit Facility was $320.0 million as of November 13, 2015, and as of such date $307.0 million was drawn under the Partnership Credit Facility. Additionally, under the Partnership Credit Facility, the amount available under the borrowing base is determined semi-annually by the lenders using the lenders’ valuation of Compass’ assets. If the borrowing base is decreased below the amount of indebtedness then outstanding, Compass may have to repay its borrowings under the Partnership Credit Facility in order to conform to the new borrowing base. As of the November 2015 redetermination, the lenders determined that Compass’ existing assets were insufficient to support a $320.0 million borrowing base. The lenders agreed to provide for a $320.0 million borrowing base only on the condition that HGI Funding agrees to guarantee up to $110.0 million of the Partnership Credit Facility and commit to make certain equity contributions to repay the borrowings under the Partnership Credit Facility to the extent a shortfall persisted as of the next scheduled redetermination. If Compass’ assets are determined by the lenders to be insufficient to support the outstanding loans under the Partnership Credit Facility at a future redetermination, HGI Funding may determine not to provide any additional guarantees or equity commitments (or the lenders may decline to agree to maintain the borrowing base in exchange for the same), in which case Compass may be required to repay borrowings under the Partnership Credit Facility. To service its indebtedness, Compass will be required to generate a significant amount of cash. Compass’ ability to generate cash depends on many factors beyond its control, and any failure to meet its debt obligations could harm its business, financial condition and results of operations. In particular, Compass’ reserves, borrowing base, production and cash flows can be negatively impacted by declines in natural gas prices. If Compass’ operating cash flow and other capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, the Partnership Credit Facility contains affirmative and negative covenants imposing operating and financial restrictions on Compass’ business, including restrictions on, among other things, asset dispositions, mergers and acquisitions, dividends, other restricted payments, indebtedness, loans and investments, liens, affiliate transactions and amendments to organizational documents. The Partnership Credit Facility also requires the satisfaction of certain financial tests, including, among other things, a minimum consolidated current ratio and a maximum consolidated leverage ratio. Defaults under the maximum consolidated leverage ratio covenant for each fiscal quarter through the fiscal quarter ending September 30, 2016 may be cured by HGI Funding, to the extent it elects to increase the amount of its guarantee of the Partnership Credit Facility. If such election is made, HGI Funding will be required to make an equity contribution to Compass in the amount of such elected guaranty within eleven business days of the delivery of Compass’s compliance certificate under the Partnership Credit Agreement for the period ending September 30, 2016.
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
Drilling involves numerous risks, including the risk that Compass will not encounter commercially productive oil or natural gas reservoirs. The cost of identifying and acquiring properties and drilling and completing wells is also expensive. Additionally, seismic and other technology will not allow Compass to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. We have experienced, and Compass may in the future experience, some delays in contracting for drilling rigs, and obtaining fracture stimulation crews and materials, which result in increasing costs to drill wells. All of these risks could adversely affect Compass’ results of operations, cash flows and financial condition.
Prior to April 30, 2105, Compass relied on EXCO to perform certain critical transition services. Compass has only operated as a stand-alone company since April 30, 2015 and while Compass has an experienced management team there can be no assurance that, as a new company, Compass will be able to effectively and efficiently implement its business strategy and operations.
Compass terminated its transition services agreement with EXCO on April 30, 2015 and thereafter began operating as a stand-alone company. Compass currently handles all accounting, environmental, engineering, information technology and marketing administration services internally. Although Compass has employed an experienced management team, along with a full staff of employees, there can be no assurances that Compass will be able to perform these services as efficiently or effectively or at the same cost level at which such services were performed by EXCO. Significant disruption in these services, or unanticipated costs related to these services, could materially and adversely affect Compass’ business, financial condition and results of operations. In addition, if Compass cannot successfully operate as a stand-alone company, with all appropriate systems and personnel, it may be unable to continue running its business as it is presently operated or at the same cost.
Compass may be unable to successfully execute one or more disposition opportunities.
Compass has made and continues to pursue disposition opportunities of its assets and properties, both to reduce its indebtedness and to increase its cash position. These disposition opportunities can consist of asset sales and/or the sale of stock of one or more of entities affiliated with Compass. There are no assurances that Compass will be able to identify suitable disposition opportunities in the future or that Compass will be able to complete such dispositions on favorable terms. Further, any such dispositions may not result in improved results of operations for Compass and significant dispositions may change the nature of Compass’s operations and business.
The successful disposition of assets and properties requires an assessment of numerous factors, some of which are beyond Compass’ control, including, without limitation, estimated recoverable reserves, exploration and development potential, prevailing oil and natural gas prices, operating costs, potential seller indemnification obligations, the creditworthiness of the buyer, the satisfaction of closing conditions that may be beyond the control of Compass and potential environmental and other liabilities. In connection with such an assessment, Compass performs a review of the subject properties that its management team believes to be generally consistent with industry practices. The resulting assessments are inexact and their accuracy uncertain, and such a review may not reveal all existing or potential benefits associated with a property, nor will it necessarily permit Compass to become sufficiently familiar with the properties to fully assess their merits and deficiencies within the time frame required to complete the transactions. Sellers typically retain certain liabilities or indemnify buyers for certain matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release Compass from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, Compass may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.
Compass relies on EXCO to provide certain natural gas marketing services, and there can be no assurance that Compass can replace those services.
Prior to October 31, 2014, Compass’ natural gas production was marketed and sold by EXCO. Upon the closing of the 2014 Acquisition from EXCO, Compass entered into several short-term agreements with EXCO, under which EXCO would continue to market and sell Compass’ natural gas production from Vernon and Waskom fields. These short-term agreements have terms ending on December 31, 2015 and January 1, 2016, respectively. Compass also entered into a long-term agreement under which EXCO will continue to market and sell Compass’ natural gas production from portions of the Holly field until November 30, 2020. Compass expects to enter into new contracts with other natural gas marketing companies prior to the expiration of its current arrangements with EXCO. If Compass fails to replace these contracts prior to their expiration dates, Compass will market its natural gas production internally. There is no assurance that Compass will be able to enter into replacement natural gas contracts on favorable terms or at all. Compass’ business, results of operations and financial condition may be materially and adversely affected if it is unable to replace the natural gas marketing services currently provided by EXCO on favorable terms.
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
Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond Compass’ control. This report contains estimates of the proved oil and natural gas reserves attributable to the properties acquired by Compass. These estimates are based upon reports of independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the SEC as to oil and natural gas prices, drilling and operating expenses, capital expenditures, ad valorem and state severance taxes and availability of funds. These estimates should not be construed as the current market value of Compass’ estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, the estimates are inherently imprecise evaluations of reserve quantities and future net revenue. In addition, as described in more detail in notes to the financial statements, Compass recognized an impairment of $485.1 million based on the excess of unamortized costs over fair value, which was primarily caused by the significant decline in commodity prices. The actual future production, revenues, taxes, development expenditures, operating expenses and quantities of Compass’ recoverable oil and natural gas reserves may vary substantially from those that have been assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves, or the amount of PV-10 and Standardized Measure

(which is a measure recognized under U.S. GAAP) of the reserves, and Compass’ financial condition. In addition, Compass’ reserves, the amount of PV-10 and Standardized Measure, may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for Compass’ production can adversely impact the estimated volumes and values of its reserves. Similarly, a decline in market prices for oil or natural gas may adversely affect its PV-10 and Standardized Measure. Any of these negative effects on Compass’ reserves or PV-10 and Standardized Measure may decrease the value of HGI Energy’s interests in Compass or the ability of Compass to pay distributions.
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
As is customary in the oil and gas production industry, Compass is insured against some, but not all, of these risks. Such insurance may not be adequate to cover these potential losses or liabilities. Furthermore, insurance coverage may not continue to be available at commercially acceptable premium levels or at all. Due to cost considerations, from time to time Compass may decline to obtain coverage for certain losses and liabilities, including drilling activities. Losses and liabilities arising from uninsured or under-insured events could require Compass to make large un-budgeted cash expenditures that could adversely impact its results of operations, cash flow and financial condition.
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
President Obama’s proposed budgets for fiscal year 2011 through 2015 have included proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, such as Compass. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the associated tax benefits otherwise available to Compass or HRG. Consequently, such changes could materially reduce the net return on investment from Compass-related properties.
Climate change regulations could result in increased operating costs and reduced demand for Compass’ oil and natural gas production.
Greenhouse gases (“GHGs”), including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, may be contributing to the warming of the Earth’s atmosphere, resulting in climatic changes. Federal, state and regional initiatives to reduce GHG emissions may adversely affect Compass’ operations. For example, the EPA’s so-called GHG tailoring rule imposes federal prevention of significant deterioration (PSD) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Such permitting requirements could require Compass to install controls or implement other measures to reduce GHG emissions from new or modified sources. In addition, the EPA requires certain petroleum and natural gas sources to monitor, document and annually report their GHG emissions. Also see Part I, Item 1. “Business - Our Operating Subsidiaries- Compass -Environmental and Occupational Health and Safety Matters” and Part I, Item 1. “Business - Our Operating Subsidiaries-Compass - Other Regulation of the Oil and Natural Gas Industry”. These existing requirements, or any future GHG laws, regulations or permit requirements, could result in increased compliance costs or reduced demand for Compass’ oil and gas production, which could negatively affect Compass’ results of operations, cash flows and financial condition.
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
In addition, Compass could incur substantial expenditures to comply with current or future environmental laws, regulations and permits. Such environmental requirements have grown more stringent over time. For example, federal and state regulators have become increasingly focused on air emissions associated with the oil and gas industry. On August 16, 2012, the EPA published a rule that subjects oil and gas operations to new and amended requirements under both the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs of the Clean Air Act. Among other things, the revised requirements imposed emission reduction measures on natural gas processing plants and other oil and gas operations, added reduced emission completion standards applicable to hydraulically fractured gas wells and established maximum achievable control technology standards for certain glycol dehydrators and storage vessels. These requirements will result in increased operating and compliance costs and increased regulatory burdens. Also see Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Environmental and Occupational Health and Safety Matters” and Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Other Regulation of the Oil and Natural Gas Industry”.

The liabilities and expenditures of Compass relating to environmental matters could have a material adverse effect on Compass’ results of operations, cash flows and financial condition.
Compass may experience a financial loss if any of its significant customers fail to pay it for its oil or natural gas.
Compass’ ability to collect the proceeds from the sale of oil and natural gas from its customers is dependent on the payment ability of its customer base, which includes several significant customers. If any one or more of its significant customers fails to pay it for any reason, Compass could experience a material loss. In addition, in recent years, it has become more difficult for oil and gas producers to maintain and grow a customer base of credit-worthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for oil and natural gas production. As a result, Compass may experience a material loss as a result of the failure of its customers to pay it for prior purchases of its oil or natural gas.
Competition in Compass’ industry can be intense and it may be unable to compete in acquiring properties, contracting for drilling equipment and hiring experienced personnel.
The oil and natural gas industry is highly-competitive. Compass faces strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and headcount substantially larger than Compass’. As a result, Compass’ competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than Compass’ financial or personnel resources will permit. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant expense/cost increases. Compass may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. It is not possible to predict when, or if, such shortages may again occur or how such shortages and price increases will affect Compass’ development and exploitation program. Competition can also be strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. In addition, competition can be strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. Compass may be outbid by competitors in its attempts to acquire properties or companies.
If pipelines or other facilities interconnected to Compass’ gathering and transportation pipelines and processing facilities become unavailable to transport or process natural gas, Compass’ revenues and cash flow could be adversely affected.
Compass has entered into contracts with third parties to obtain access to pipelines and other facilities for the gathering, processing and transportation of its oil and natural gas. Much of the natural gas transported by Compass’ pipelines must be treated or processed before delivery into a pipeline for natural gas. If the processing and treating plants to which Compass delivers natural gas were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, Compass’ customers would be unable to deliver natural gas to end markets.
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
If Compass determines to pursue acquisition or reserve development opportunities, Compass may not identify all risks associated with such opportunities, which may result in unexpected liabilities and costs to it.
If Compass determines to pursue acquisition opportunities, it will be required to assess recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental risks and liabilities, potential tax and ERISA, liabilities, and other liabilities and other similar factors. As is common in the industry and depending on the size of the acquisition, it may not be feasible for Compass to review in detail every individual property involved in an acquisition. For example, for larger acquisitions, the review efforts of Compass may be focused on the higher-valued properties. Even a detailed review of properties and records may not reveal material existing or potential issues or provide Compass with sufficient information to assess fully their deficiencies and capabilities. Such issues, including deficiencies in the mechanical integrity of equipment or environmental conditions, may require significant remedial expenditures and could result in material liabilities and costs that negatively impact Compass’ results of operations, cash flow and financial condition. Even if we or Compass are able to identify such issues with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable and may be limited by floors and caps on such indemnity.

If Compass determines to pursue reserve development opportunities, it will faces a number of challenges that may limit its ability to develop or acquire additional oil and gas reserves, including competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale. If Compass is unable to conduct successful development activities or acquire properties containing proved reserves, its total proved reserves will generally decline as a result of production. Also, its production will generally decline. If Compass’ reserves and production decline, then the amount it will be able to borrow under the Partnership Credit Facility will also decline, which may further limit its ability to successfully acquire or develop additional reserves. Compass may be unable to locate additional reserves, drill economically productive wells or acquire properties containing proved reserves. If it fails to replace reserves through drilling or acquisitions, its level of production and cash flows will be adversely affected.
If Compass determines engage in acquisition, exploration, development and exploitation activities, it may not identify all the risks associated with such activities, which may result in unexpected liabilities and costs to it.
If Compass determines engage in acquisition, exploration, development and exploitation activities, it will need to assess data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations, which could significantly reduce Compass’ ability to generate cash needed to service its debt, to fund its capital program and other working capital requirements and to pay distributions to us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
HRG
HRG leases its headquarters at 450 Park Avenue, 29th Floor, New York, NY 10022. HRG’s lease expires in November 2022. Certain of HRG’s subsidiaries lease office space through HRG’s wholly-owned subsidiary, HGI Funding, at 64 Wooster Street, 3rd Floor, New York, NY 10012. The lease expires in October 2018.
HRG and its subsidiaries, as applicable, believe their existing facilities are suitable and adequate for their present purposes.
Spectrum Brands
The following table lists Spectrum Brands’ principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2015:
Global Batteries and Appliances

Location	Function / Use	Owned / Leased
U.S. Locations
Fennimore, Wisconsin	Battery Manufacturing	Owned
Portage, Wisconsin	Battery Manufacturing	Owned
Dixon, Illinois	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Dischingen, Germany	Battery Manufacturing	Leased
Washington, UK	Battery Manufacturing	Leased
Guatemala City, Guatemala	Battery Manufacturing	Owned
Jaboatao, Brazil	Battery Manufacturing	Owned
Ellwangen-Neunheim, Germany	Distribution	Leased
Manchester, England	Distribution	Owned
Wolverhampton, England	Distribution	Owned

Home & Hardware Improvement

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing & Distribution	Owned
Mira Loma, California	Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Elkhart, Indiana	Distribution	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Non-U.S. Locations
Brockville, Canada	Distribution	Leased
Cobourg, Canada	Distribution	Owned
Mexicali, Mexico	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Leased
Shenzhen, China	Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiolan, China	Manufacturing	Leased
Pet Supplies

Location	Function / Use	Owned / Leased
U.S. Locations
Noblesville, Indiana	Manufacturing	Owned
Bridgeton, Missouri	Manufacturing	Leased
Blacksburg, Virginia	Manufacturing	Owned
Edwardsville, Illinois	Distribution	Leased
Daleville, Virginia	Distribution	Leased
Non-U.S. Locations
Melle, Germany	Manufacturing	Owned
Melle, Germany	Distribution	Leased
Phnom Penh, Cambodia	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing	Owned
Bogota, Colombia	Manufacturing	Leased
Leon, Mexico	Manufacturing	Leased
Ambato, Ecuador	Manufacturing	Leased
Home & Garden

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased

Global Auto Care

Location	Function / Use	Owned / Leased
U.S. Locations
Garland, Texas	Manufacturing & Distribution	Leased
Mentor, Ohio	Manufacturing & Distribution	Leased
Painesville, Ohio	Manufacturing & Distribution	Owned
Non-U.S. Locations
Ebbw Vale, Gwent, Wales	Manufacturing & Distribution	Leased
Brentford, Middlesex, England	Distribution	Leased
Tonbridge, Kent, England	Distribution	Leased
Spectrum Brands also owns, operates or contracts with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of its business. Spectrum Brands leases its administrative headquarters and primary research and development facility located in Middleton, Wisconsin.
Spectrum Brands believes that its existing facilities are suitable and adequate for its present purposes and that the productive capacity in such facilities is substantially being utilized or Spectrum Brands has plans to utilize it.
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
HAMCO
Salus leases its headquarters at 197 First Avenue, Needham Heights, Massachusetts. This lease expires in April 2019. Salus believes its existing facilities are suitable and adequate for its present purposes.
EIC leases its headquarters at 262 Harbor Drive, Stamford, CT 06902. This lease expires in October 2018. EIC believes its existing facilities are suitable and adequate for its present purposes.
CorAmerica leases its headquarters at 1960 E. Grand Avenue, Suite 240, El Segundo, CA 90245. This lease expires in October 2016. CorAmerica believes its existing facilities are suitable and adequate for its present purposes.
Compass
The principal offices of Compass are located at 15601 Dallas Parkway, Suite 900, Dallas, TX 75001. The lease expires in June 2021. Compass believes that its existing facilities are suitable and adequate for its present purposes.
Please see Part I, Item 1. “Business-Our Operating Subsidiaries-Compass” for information regarding HGI Energy’s oil and natural gas properties, oil and natural gas preserves, acreage, wells, production and drilling activity.

Item 3.	Legal Proceedings
See Part IV, Item 15. “HRG Group, Inc. and Subsidiaries Index of Consolidated Financial Statements-Note 22-Commitments and Contingencies — Legal and Environmental Matters to HRG’s Consolidated Financial Statements” included elsewhere in this report.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II
Unless otherwise indicated in Part II of this annual report on Form 10-K (this “Form 10-K”) or the context requires otherwise, in this 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “Compass” refers to our oil and gas business, which we conduct through Compass Production GP, LLC and Compass Production Partners, LP and their subsidiaries; “CorAmerica” refers to CorAmerica Capital, LLC and where applicable, its consolidated subsidiaries; “EIC” refers to Energy & Infrastructure Capital, LLC and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2011” refers to the fiscal year ended September 30, 2011; “Fiscal 2012” refers to the fiscal year ended September 30, 2012; “Fiscal 2013” refers to the fiscal year ended September 30, 2013;“Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC ( which holds our interests in Compass) and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries. For a glossary of certain defined terms relating to Compass’ operations, please see “Part I. Item 1. Business - Compass’ Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” in this 10-K.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Fiscal 2015
First Quarter	$14.32	$12.06
Second Quarter	14.22	11.51
Third Quarter	13.69	11.55
Fourth Quarter	14.73	11.16
Fiscal 2014
First Quarter	$12.14	$9.71
Second Quarter	13.25	11.07
Third Quarter	13.34	10.60
Fourth Quarter	13.40	11.53
We have not declared any dividends since our board of directors discontinued dividend payments in 1998 and we do not anticipate paying dividends on our common stock in the foreseeable future.
As of November 16, 2015, there were approximately 1,590 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	10,895	$6.22	9,198
Equity compensation plans not approved by security holders	—	—	—
Total	10,895	$6.22	9,198
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
Share Repurchases
On August 8, 2013, we announced that our board of directors had authorized a share repurchase program of up to 50 million shares of our common stock, subject to certain restrictions and provisions. In Fiscal 2013, we repurchased a total of 1.7 million shares under the program, at an aggregate purchase price of $12.3 million.
On May 8, 2014, our board of directors authorized us to enter into a new repurchase program, which replaced our prior share repurchase program. The new share repurchase program authorized us to repurchase up to 100 million shares of our common stock, subject to certain restrictions and provisions. During Fiscal 2015, HRG purchased 1.7 million shares of its outstanding common stock for an aggregate purchase price of $22.2 million under this program. As of September 30, 2015, we had repurchased a total of 6.9 million shares of our common stock, at an aggregate repurchase price of $87.7 million under this program with $12.3 million remaining value of the shares that may yet to be purchased. This program does not have an expiration date, but may be suspended, discontinued, modified and/or reinstated at any time and without prior notice.
2014 Warrant Plan
In March 2014, the Company awarded warrants to its former Chief Executive Officer, representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.125 per share. These warrants were granted following receipt of approval from our stockholders in May 2014. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest in equal installments on March 10, 2015, 2016, 2017 and 2018. At September 30, 2015, there were 1.8 million warrants outstanding and not yet vested.
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

	Year ended September 30,
	2015 (1)	2014	2013 (2)	2012	2011 (3)
Income Statement Data:
Revenues	$5,815.9	$5,963.0	$5,543.4	$4,480.7	$3,477.8
Operating (loss) income (4)(5)	(227.8)	569.5	737.4	409.5	163.7
Net (loss) income (6)	(512.4)	101.7	(69.0)	110.7	7.4
Net (loss) income attributable to common and participating preferred stockholders (6)	(556.8)	(83.9)	(94.2)	29.9	22.2
Restructuring and related charges —
Cost of goods sold (7)	2.1	3.7	10.0	9.8	7.8
Selling, general and administrative expenses (7)	26.6	19.2	24.0	9.8	20.8
Interest expense (8)	(429.7)	(321.9)	(511.9)	(251.0)	(249.3)
(Loss) gain from the change in the fair value of the equity conversion feature of preferred stock	—	(12.7)	(101.6)	(156.6)	27.9
Bargain purchase gain from business acquisition	—	—	—	—	158.3
Gain on contingent purchase price reduction	8.5	0.5	—	41.0	—
Gain upon gaining control of equity method investment	141.2	—	—	—	—
Gain upon deconsolidation of subsidiary (5)	38.5	—	—	—	—
Per Share Data:
Net (loss) income per common share:
Basic	$(2.81)	$(0.51)	$(0.67)	$0.15	$0.11
Diluted (9)	(2.81)	(0.51)	(0.67)	0.15	0.09
Weighted average common shares outstanding:
Basic	198.1	162.9	139.9	139.4	139.2
Diluted (9)	198.1	162.9	139.9	139.8	158.4
Cash Flow and Related Data:
Net cash provided by operating activities	$283.6	$607.9	$522.3	$622.5	$155.5
Capital expenditures	116.2	98.2	100.1	53.5	38.2
Depreciation and amortization	263.7	302.6	358.7	268.3	95.5
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,197.0	$1,319.2	$1,899.7	$1,470.7	$1,137.4
Total assets	32,334.1	30,100.2	27,908.8	25,200.5	23,590.9
Total long-term debt, net of current portion	6,340.1	5,061.1	4,793.2	2,150.6	2,127.7
Total debt	6,382.7	5,157.8	4,896.1	2,167.0	2,143.8
Total shareholders’ equity	1,588.1	2,257.0	1,133.5	1,177.6	895.4

(1)
Fiscal 2015 includes the results of the Armored AutoGroup business’ operations since May 21, 2015. The Armored AutoGroup business contributed $160.5 million in revenues and recorded an operating profit of $21.8 million for the period from May 21, 2015 through September 30, 2015. Fiscal 2015 also includes $62.1 million of acquisition and integration-related charges, a portion of which was associated with the Armored AutoGroup business acquisition.

(2)
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

(3)
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

(4)
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass was required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2013, but requested, and received, an exemption from the SEC to exclude the acquisition of these oil and gas properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates. During the ceiling test exemption period, Compass assessed the properties for potential impairment due to an other than temporary trend that would negatively impact the fair value. Compass evaluated these properties for impairment using discounted cash flow models based on internally generated oil and natural gas reserves as of September 30, 2013. The pricing utilized in these models was based on NYMEX futures in a manner consistent with the aforementioned pricing for acquisitions. As a result of this evaluation, Compass recognized an impairment of $54.3 million to proved oil and natural gas properties based on the excess of unamortized costs over the fair value of September 30, 2013. The impairment was primarily due to downward revisions in the oil and natural gas reserves due to recent drilling results, modifications to our development plans, and a decline in natural gas futures prices. The ceiling test exemption expired during Fiscal 2014 and Compass recognized impairments of $81.0 million to its proved oil and natural gas properties. For Fiscal 2015, Compass recognized a ceiling test impairment of $485.1 million to its proved oil and natural gas properties, primarily due to the decrease in oil and natural gas prices.

(5)
In Fiscal 2015, HRG recorded bad debt expense of $129.5 million related to deterioration in Salus’ asset-based loan portfolio, including $101.0 million related to the RadioShack bankruptcy. HRG also recorded impairments of $60.2 million to goodwill and the intangible assets as a result of the change of strategic direction of FOH. In April 2015, FOH filed for bankruptcy, and any remaining assets and liabilities were deconsolidated. Upon deconsolidation HRG recognized a gain of $38.5 million, primarily resulting from the elimination of FOH’s cumulative historical losses. In Fiscal 2011, Spectrum Brands conducted its annual impairment testing of goodwill and indefinite-lived intangible assets pursuant to the guidance in Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other”, and as a result of these analyses, Spectrum Brands recorded non-cash pretax impairment charges of approximately $32.5 million.

(6)
Fiscal 2015, Fiscal 2013 and Fiscal 2011 income tax expense of $71.6 million, $187.3 million, and $50.6 million, respectively, include non-cash charges of approximately $328.6 million, $151.8 million and $72.3 million, respectively, resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2014 and Fiscal 2012 income tax expense (benefit) of $111.5 million and $(85.3) million, respectively, includes non-cash benefits of approximately $47.4 million and $139.6 million, respectively, resulting from a decrease in the valuation allowance against certain net deferred tax assets.

(7)	See Note 20, Restructuring and Related Charges, to our Consolidated Financial Statements included elsewhere in this report for further discussion.

(8)
Fiscal 2015, 2014, 2013, 2012 and 2011 interest expense includes charges totaling $58.8 million, $9.2 million, $210.1 million, $31.7 million and $37.5 million, respectively, relating to the refinancing, prepayment and/or amendment of various senior debt. Such charges include cash fees and expenses of $46.0 million, $0.0 million, $181.2 million, $26.4 million and $5.6 million, respectively, and non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium of $12.8 million, $9.2 million, $28.9 million, $5.3 million and $31.9 million respectively.

(9)
For Fiscal 2015, there were 2.7 million and 1.3 million weighted-average shares of HRG’s common stock, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted, unvested restricted stock and stock units, and stock options would have been anti-dilutive for Fiscal 2015. Also excluded from the calculation were 1.8 million shares of HRG common stock issuable upon the exercise of warrants awarded in Fiscal 2015 because the exercise price of $13.125 per share was above the average stock price for the year. In Fiscal 2014, diluted weighted average common shares outstanding do not reflect any conversion effect of the Series A Participating Convertible Preferred Stock (“Series A Preferred Shares") and the Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares", together with the Series A Preferred Shares, the "Preferred Stock") for the portion of the period that these were outstanding, or the exercise of dilutive common stock equivalents as both would be antidilutive. In Fiscal 2013, diluted weighted average common shares outstanding do not reflect any conversion effect of the preferred stock or the exercise of dilutive common stock equivalents as both would be antidilutive. For Fiscal 2012, diluted weighted average common shares outstanding assumes only the exercise of dilutive common stock equivalents as the conversion effect of preferred stock would be antidilutive. See Note 21, Earnings per Share, to our Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in Item 8 of this Form 10-K. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
HRG Overview
We are a diversified holding company focused on owning businesses that we believe can, in the long term, generate sustainable free cash flows or attractive returns on investments. As of September 30, 2015, our principal operations were conducted through subsidiaries that offer life insurance and annuity products (FGL), reinsurance services (Front Street), financing and asset management services (Salus, EIC and CorAmerica) and branded consumer products and related businesses (Spectrum Brands), and own and operate oil and natural gas properties (Compass). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiary, HGI Funding.
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which includes FGL and Front Street; (iii) Energy, which includes Compass; and (iv) Asset Management, which includes Salus, EIC and CorAmerica.
Consumer Products Segment
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric personal care products, hardware and home improvement and global auto care.
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
Energy Segment
Through Compass, we own and operate conventional oil and natural gas properties. With its headquarters in Addison, Texas, Compass' primary business objective is to generate stable cash flows over time. Given the inherent decline in the production potential of its existing assets base, Compass also intends to pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuant to acquisition, dispositions and issuance of debt and equity securities.
On February 14, 2013, EXCO Resources, Inc. (“EXCO”) and HGI Energy formed Compass. EXCO contributed to Compass its conventional assets in and above the Canyon Sand formation in the Permian Basin in West Texas as well as in the Holly, Waskom, Danville and Vernon fields in East Texas and North Louisiana. On October 31, 2014, HGI Energy acquired the approximately 25.5% remaining interests it did not already hold in Compass from EXCO. The transaction resulted in HRG owning an economic interest of 99.8% in Compass.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset managers, EIC and CorAmerica. During Fiscal 2014, the only asset management agreement of Five Island Asset Management, LLC (“FIAM”), another of our asset managers, was terminated by Front Street and the operations of FIAM were wound down.
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. An asset-based loan is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its lien position in the collateral securing its loans, there can be no assurance that Salus will not suffer a partial or complete loss if any of the loans become non-performing. As of September 30, 2015, Salus’ loans were funded through capital commitments from Salus' equity, funds committed by FGL Insurance and Front Street Cayman as participants and funds committed by Salus’ collateralized loan obligation (“CLO”) securitization. As of September 30, 2015, Salus, along with its co-lenders FGL Insurance and Front Street Cayman, have funded loans totaling $395.9 million aggregate principal amount outstanding on a consolidated basis. As of September 30, 2015, $125.5 million of Salus’ loans were delinquent in payment and the loan loss allowance established for these loans was $56.6 million. During Fiscal 2015, following certain organizational changes at Salus, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and not to underwrite any new loans. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans. It is expected that Salus’ operations will significantly diminish as it collects on the loan in its portfolio.
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
EIC is a debt capital investment manager specializing in direct lending to companies in the North America energy and infrastructure sectors. EIC commenced operations on April 3, 2014 and seeks to provide customized financing solutions by bringing together capital, domain expertise and investment experience to structure customized financing solutions.

Highlights for Fiscal 2015:
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

•
On December 31, 2014, Spectrum Brands completed the $115.7 million acquisition, net of working capital adjustments, of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands (“European IAMS and Eukanuba”), leading premium brands for dogs and cats.

•
On January 16, 2015, Spectrum Brands completed the $146.8 million acquisition, net of working capital adjustments, of Salix Animal Health LLC (“Salix”), the world's leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.

•	On May 20, 2015, Spectrum Brands issued $1.0 billion aggregate principal amount of 5.75% unsecured notes due 2024 at par (the “5.75% Notes”).

•
On May 21, 2015, Spectrum Brands acquired Armored AutoGroup Parent Inc (“AAG”), the leader in the US automotive aftermarket appearance category. Spectrum financed the acquisition through a combination of the 5.75% Notes issued and a registered offering of $575 million of Spectrum Brands common stock. In the registered offering, HRG acquired 49% of the common stock offered thereby.

•
On June 23, 2015, Spectrum Brands refinanced all of its outstanding indebtedness under its existing term loans and asset based lending revolving credit facility (the “Existing Facilities”) with a new senior secured credit facility consisting of term loans in the amount of $1,450.0 million, €300.0 million and CAD $75.0 million (collectively defined as the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver Facility” and together with the Term Loan, the “New Facilities”). The proceeds from the Term Loan and draws on the Revolver Facility were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Loan”), repay Spectrum Brands’ outstanding 6.75% senior unsecured notes (the “6.75% Notes”), repay the Spectrum Brands’ then-existing asset based revolving loan facility (the “Prior Revolver Facility”), and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Insurance segment

•	In November 2014, Front Street Cayman, a wholly-owned subsidiary of HRG, purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited for $19.2 million.

•	During Fiscal 2015 Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties.

•
In Fiscal 2015, FGL began a strategic review process for the company. On November 8, 2015, Anbang Insurance Group Co., Ltd. (“Anbang”) entered into a definitive merger agreement to acquire FGL for $26.80 per share (the “FGL Merger”). Pursuant to this agreement, Anbang will acquire all of the outstanding shares of FGL. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47 million shares, or 80.5% of FGL.

Asset Management segment

•
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 million term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $57.0 million and $93.0 million, respectively after giving effect to a non-qualifying participation of $100.0 million held by a third party that was fully repaid in Fiscal 2015. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales, only some of which have been completed to date, and ongoing litigation. The expected recovery on the RadioShack loan, excluding any additional proceeds from ongoing litigation, resulted in an impairment of $101.0 million recognized across our Insurance segment ($40.0 million, after eliminations) and Asset Management segment ($61.0 million) for Fiscal 2015. Salus also recorded additional specific impairments of $32.3 million in Fiscal 2015 primarily related to nine loans where the underlying collateral was underperforming.

•
During Fiscal 2015, Salus initiated restructuring of its CLO vehicle via a special redemption of outstanding unaffiliated senior debt tranches in order to reduce the CLO’s outstanding leverage and borrowing costs.

•	During Fiscal 2015, we acquired additional 34% ownership in CorAmerica for $5.2 million, bringing our total ownership to 51%.

Energy segment

•
On October 31, 2014, our wholly-owned subsidiary, HGI Energy acquired approximately 25.5% interests in Compass from EXCO for $118.8 million in cash, resulting in HGI Energy’s ownership interest in Compass increasing to 99.8%. The change in control resulting from the acquisition of EXCO's interest in Compass resulted in the remeasurement of our initial basis in Compass at fair value which increased the Compass' full cost pool by $145.4 million primarily due to the valuation of proved developed and undeveloped oil and natural gas properties.

•
During Fiscal 2015, our Energy segment recorded impairments to its oil and natural gas properties of $485.1 million based on the ceiling test limitation under full cost method of accounting. The impairments were primarily due to the decline in oil and natural gas prices as well as the increased full cost pool that resulted from the remeasurement of our initial basis in Compass and the acquisition of EXCO's interest on October 31, 2014.

•	In June 2015, Compass completed the $19.2 million sale of certain oil and natural gas properties in Northern Louisiana.

•
In October, subsequent to the fiscal year end, Compass entered into an agreement to sell its Holly, Waskom, and Danville assets to a third party for $160.0 million in cash, subject to customary closing conditions and adjustments. The transaction is expected to close on December 1, 2015. Proceeds from the sale are expected to be used to reduce Compass’ outstanding debt.

Corporate and Other segment

•
On November 25, 2014, the Company announced that Philip Falcone, HRG's then Chief Executive Officer (“CEO”) and Chairman of the board of directors (“the Board”) had, effective December 1, 2014, resigned from his positions with the Company. In connection with his departure, on November 25, 2014, the Company and Mr. Falcone entered into a Separation and General Release Agreement pursuant to which Mr. Falcone was paid $20.5 million as a one-time payment, $16.5 million, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 million, which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014, based on anticipated results.

•	On March 6, 2015, HRG appointed Omar Asali, our then President, to the additional position of CEO.

•
During Fiscal 2015, we changed our view of the strategic direction of Frederick's of Hollywood (“FOH”) following the departure of the Company's former CEO during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and the intangible assets. On April 19, 2015, FOH commenced a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Delaware.

•
As a result of FOHG Holdings, LLC and its subsidiaries (together, “FOHG”) bankruptcy filing, the Company deconsolidated FOHG from the Consolidated Financial Statements in the third fiscal quarter of 2015. We recorded a $38.5 million gain on the deconsolidation, mainly as a result of eliminating FOH's cumulative historical losses through April 19, 2015. On June 3, 2015, following receipt of court approval, FOHG sold its brand and inventories to licensing company Authentic Brands Group Inc. with the majority of the proceeds used to repay the loan held by an affiliate.

•	On April 14, 2015, HRG issued $100.0 million aggregate principal amount of 7.875% secured notes due 2019 (the “April 2015 7.875% Notes”).

•
On May 19, 2015, HRG issued $160.0 million aggregate principal amount of 7.875% secured notes due 2019 (the May 2015 7.875% Notes”) at 104.50% of par plus accrued interest from January 15, 2015 and $140.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “May 2015 7.75% Notes”) at 98.51% of par plus accrued interest from January 15, 2015.

•
During Fiscal 2015, the Company received $61.6 million from OM Group (UK) Limited (“OMGUK”) for the settlement of a $50.0 million purchase price adjustment in connection with HRG’s acquisition of FGL's subsidiaries on April 6, 2011, plus interest and attorney's fees and net of $7.6 million for the settlement of a counterclaim related to the financing of certain statutory reserves. The pre-tax income recognized in the Consolidated Statements of Operations for Fiscal 2015 as a result of the settlement was $24.5 million.

Key financial highlights

•
Basic and diluted net loss attributable to common and participating preferred stockholders increased $472.9 million to $556.8 million, or $2.81 per basic and diluted common share attributable to controlling interest in Fiscal 2015, compared to basic and diluted net loss attributable to common and participating preferred stockholders of $83.9 million, or $0.51 per basic and diluted common share attributable to controlling interest in Fiscal 2014.

•	We ended the year with corporate cash and investments of approximately $331.3 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for Fiscal 2015 decreased $7.8 million, or 1.6%, to $474.1 million from $481.9 million for Fiscal 2014. The decrease in operating income was primarily driven by the transaction costs associated with the AAG Acquisition. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Consumer Products”) increased by $76.2 million, or 10.5%, to $800.6 million versus Fiscal 2014 driven by the AAG Acquisition coupled with increased profitability in the home and garden control product line as a result of an increase in sales and product cost improvement initiatives. Adjusted EBITDA margin represented 17.1% of sales as compared to 16.4% in Fiscal 2014.

•
Our Insurance segment’s operating income for Fiscal 2015 decreased $241.3 million, to $43.5 million from $284.8 million for Fiscal 2014. The decline in operating profit was primarily due to the impairment on the RadioShack loan and related intercompany investments in preferred equity interest in Salus as a result of the RadioShack bankruptcy discussed above, coupled with higher realized gains on available-for-sale (“AFS”) securities sold in Fiscal 2014 as part of FGL’s Tax Planning Strategy and an increase of the FIA present value of future credits due to a decrease of risk free rates. Partially offsetting these decreases was an increase in net investment income in Fiscal 2015 as well as a decrease in amortization of intangibles resulting from lower gross margins and annual actuarial assumption updates made during the fourth fiscal quarter of 2015. Our Insurance segment’s adjusted net income (“Insurance AOI”) decreased by $43.3 million, or 28.0%, to $111.2 million versus $154.5 million for Fiscal 2014, primarily due to a $40.1 million benefit from a tax planning strategy, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position during Fiscal 2014, as well as unfavorable mortality experience in the immediate annuity product line and favorable intangible amortization in Fiscal 2014.

•
Our Energy segment’s operating loss for Fiscal 2015 was $526.6 million compared to $53.7 million for Fiscal 2014. The increase in operating loss was primarily driven by ceiling test impairments of $485.1 million recorded in Fiscal 2015 and lower oil and natural gas prices. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Energy”) for Fiscal 2015 was $28.9 million, a decrease of $34.4 million from Fiscal 2014 as a result of depressed energy commodity prices.

•
Our Asset Management segment recorded an operating loss of $103.1 million for Fiscal 2015 compared to an operating income of $0.7 million for Fiscal 2014. The decline in operating profit was mainly as a result of the impairment on the RadioShack loan, increases in provision for credit losses on other loans classified as doubtful and higher legal and consulting fees.

•
During Fiscal 2015, we received dividends of approximately $65.7 million from our respective subsidiaries, including $41.2 million, $12.2 million, $10.0 million, $2.3 million from our Consumer Products, Insurance, Energy and Asset Management segments, respectively, which does not give effect to the net impact from interest payments made by HRG on behalf of our Energy segment with respect to certain intercompany notes.

Results of Operations
Fiscal 2015 Compared to Fiscal 2014, and Fiscal 2014 Compared to Fiscal 2013
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Revenues:
Consumer Products	$4,690.4	$4,429.1	$4,085.6	$261.3	$343.5
Insurance	836.2	1,349.7	1,348.4	(513.5)	1.3
Energy	107.4	147.0	90.2	(39.6)	56.8
Asset Management	22.2	34.2	28.9	(12.0)	5.3
Intersegment elimination (a)	117.0	(17.1)	(9.7)	134.1	(7.4)
Consolidated segment revenues	5,773.2	5,942.9	5,543.4	(169.7)	399.5
Corporate and Other	42.7	20.1	—	22.6	20.1
Total revenues	$5,815.9	$5,963.0	$5,543.4	$(147.1)	$419.6

Operating (loss) income:
Consumer Products	$474.1	$481.9	$351.2	$(7.8)	$130.7
Insurance	43.5	284.8	522.9	(241.3)	(238.1)
Energy	(526.6)	(53.7)	(45.2)	(472.9)	(8.5)
Asset Management	(103.1)	0.7	10.4	(103.8)	(9.7)
Intersegment elimination (a)	75.2	(17.7)	(10.9)	92.9	(6.8)
Total segments	(36.9)	696.0	828.4	(732.9)	(132.4)
Corporate and Other and eliminations	(190.9)	(126.5)	(91.0)	(64.4)	(35.5)
Consolidated operating (loss) income	(227.8)	569.5	737.4	(797.3)	(167.9)
Interest expense	(429.7)	(321.9)	(511.9)	(107.8)	190.0
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(12.7)	(101.6)	12.7	88.9
Gain on deconsolidation of subsidiary	38.5	—	—	38.5	—
Gain upon gaining control of equity method investment	141.2	—	—	141.2	—
Other income (expense), net	37.0	(21.7)	(5.6)	58.7	(16.1)
Consolidated (loss) income from continuing operations before income taxes	(440.8)	213.2	118.3	(654.0)	94.9
Income tax expense	71.6	111.5	187.3	(39.9)	(75.8)
Net (loss) income	(512.4)	101.7	(69.0)	(614.1)	170.7
Less: Net income (loss) attributable to noncontrolling interest	44.4	112.0	(23.2)	(67.6)	135.2
Net loss attributable to controlling interest	(556.8)	(10.3)	(45.8)	(546.5)	35.5
Less: Preferred stock dividends and accretion	—	73.6	48.4	(73.6)	25.2
Net loss attributable to common and participating preferred stockholders	$(556.8)	$(83.9)	$(94.2)	$(472.9)	$10.3
(a) The Intersegment eliminations represent the reversal and reclassification of impairments recorded in our Insurance segment, as well as intercompany transactions for the period. For Fiscal 2015, the Insurance segment eliminations include the reversal of intercompany assets impairments of $57.1 million. For Fiscal 2015, the Insurance segment eliminations also include a reclassification of $40.0 million of impairments resulting from the RadioShack bankruptcy from Net investment losses to Bad debt expense and the reversal of impairments of $35.4 million already reflected in the Asset Management segment.
Revenues. Revenues for Fiscal 2015 decreased $147.1 million, or 2.5%, to $5,815.9 million from $5,963.0 million for Fiscal 2014. The decrease was primarily due to lower realized and unrealized gains on call options and futures contracts and lower realized gains on the sale of AFS securities in the Insurance segment; the negative impact of foreign exchange in the Consumer Product segment; and lower sales in the Energy segment as a result of the decrease in oil and natural gas prices. Partially offsetting these decreases was sales growth driven by acquisitions in the Consumer Products segment coupled with higher net investment income in the Insurance segment primarily due to asset growth.
Revenues for Fiscal 2014 increased $419.6 million, or 7.6%, to $5,963.0 million from $5,543.4 million for Fiscal 2013. The increase was primarily due to (i) the full period effect of the inclusion of sales from Spectrum Brands’ residential hardware and home improvement (“HHI”) business that was acquired in Fiscal 2013, coupled with increases in sales of Spectrum Brands’ HHI (for comparable periods), home and garden products and consumer batteries product lines, (ii) the full period effect of the inclusion of our proportionate share of oil and natural gas revenues from Compass, and (iii) new sales revenue generated by FOH (acquired during our Fiscal 2014 third quarter) in our Corporate and Other segment. Revenues from our Insurance segment were essentially unchanged, resulting from the offset between higher net investment income (driven by deployment of cash to higher yielding investments and a generally more favorable investing environment), and lower realized net investment gains during Fiscal 2014 (driven by the completion of portfolio repositioning trading activity that occurred during Fiscal 2013 which had generated higher realized investment gains).
Operating (loss) income. Operating loss for Fiscal 2015 was $227.8 million compared to operating income of $569.5 million for Fiscal 2014. The $797.3 million decrease in operating income was mainly due to impairments in our Insurance, Energy, Asset Management and Corporate and Other segments; an increase of the FIA present value of future credits in our Insurance segment; severance payments associated with the departure of the Company's former CEO; and increased costs and lower revenues in our Energy and Asset Management segments.
Operating income for Fiscal 2014 decreased $167.9 million, or 22.8%, to $569.5 million from $737.4 million for Fiscal 2013. The decrease was primarily due to lower operating income originating from our Insurance segment as a result of the conclusion of Fiscal 2013 portfolio repositioning that had resulted in higher realized investment gains in Fiscal 2013, higher corporate expenses primarily due to higher stock based compensation and bonus expense amortization, and the recognition of higher impairment charges in our Energy segment. These decreases in operating income were offset in part by our Consumer Products segment as a result of the full period impact of the HHI acquisition in December 2013, and an overall decrease in acquisition and integration related charges.
Interest expense. Interest expense increased $107.8 million to $429.7 million for Fiscal 2015 from $321.9 million for Fiscal 2014. The increase was primarily due to $58.8 million of non-recurring costs incurred related to the financing of the AAG Acquisition and the refinancing of the Term Loan, Revolver Facility and redemption of the 6.75% Notes. Expenses related to the financing of the AAG Acquisition included $14.1 million of costs related to bridge financing commitments and $4.5 million of costs related to interest on the acquired AAG senior notes from the date of the acquisition through the time of payoff. Expenses related to the refinancing of the Term Loan, Revolver Facility and redemption of the 6.75% Notes included: (i) $16.9 million of cash costs related to the call premium and pre-paid interest on the 6.75% Notes; (ii) $10.4 million of cash costs related to fees associated with the refinancing of the Term Loan; (iii) $8.8 million of non-cash costs for the write-off of unamortized deferred financing fees and original issue discount on the Prior Term Loan and Prior Revolver Facility; and (iv) $4.1 million of non-cash costs for the write off of unamortized deferred financing fees on the 6.75% Notes. Also contributing to the increases in interest expense were higher overall debt levels in the Consumer Products segment and Corporate and Other segment offset in part by refinancing to lower rate debt during fiscal year 2014.
Interest expense decreased $190.0 million to $321.9 million for Fiscal 2014 from $511.9 million for Fiscal 2013. The decrease was primarily due to: (i) the non-recurrence of $181.1 million in penalties, fees and deferred financing fee write-offs incurred in Fiscal 2013 relating to debt refinancing at HRG and Spectrum Brands, and costs incurred by Spectrum Brands associated with the financing of the HHI acquisition; (ii) refinancing to lower interest rate debt during the course of Fiscal 2013, which was offset in part by (iii) higher overall average level of borrowings.
Loss from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of the preferred stock of $12.7 million for Fiscal 2014 was primarily due to an increase in the market price of our common stock from $10.37 to $11.69 per share during Fiscal 2014 through the date of the conversion of our preferred stock on May 15, 2014.
The loss from the change in the fair value of the equity conversion feature of the preferred stock of $101.6 million for Fiscal 2013 was primarily due to an increase in the market price of our common stock from $8.43 to $10.37 per share during Fiscal 2013.
Gain on deconsolidation of subsidiary. The deconsolidation of FOH resulted in a gain of $38.5 million upon the elimination of FOH's cumulative historical losses through April 19, 2015, the date FOHG was filed for bankruptcy.
Gain upon gaining control of equity method investment. The remeasurement to fair value of our holdings in Compass, triggered by our acquisition of the approximately 25.5% remaining interest we did not already hold in Compass, resulted in a gain of $141.2 million.
Other income (expense), net. Other income was $37.0 million for Fiscal 2015 compared to other expense of $21.7 million for Fiscal 2014. The $58.7 million increase was primarily due to oil and natural gas derivative gains as a result of declining oil and natural gas prices coupled with a gain on contingent purchase price reduction and associated interest income as a result of the settlement with OMGUK.
Other expense increased $16.1 million to $21.7 million for Fiscal 2014 from $5.6 million for Fiscal 2013. The change resulted from an increase in losses on certain foreign exchange denominated asset-based loans and unrealized losses on oil and natural gas derivatives. Partially offsetting these increases was a decrease in unrealized losses on HGI Funding's investment portfolio, as compared to Fiscal 2013.

Income Taxes. Our tax rates are affected by many factors, including our mix of worldwide earnings related to operations in various taxing jurisdictions, changes in tax legislation and the character of our income.
For Fiscal 2015, our effective tax rate of (16.2)% differed from the expected U.S. statutory tax rate of 35% and was primarily driven by: (i) pretax losses in certain foreign and U.S. entities and jurisdictions, book revaluation and impairments and bad debt expense in our Insurance, Energy, Asset Management and Corporate and Other segments in the U.S. for which we concluded that a majority of the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances and (ii) profitability of FGL’s life insurance subsidiaries which files its own consolidated Federal income tax return. Partially offsetting these items in Fiscal 2015 included: (i) income earned outside the U.S. that is subject to statutory rates lower than 35%; and (ii) recognition of a $22.8 million income tax benefit from the reversal of a portion of Spectrum Brands' U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG. As a result of the AAG Acquisition, Spectrum Brands determined that a portion of its pre-existing deferred tax assets are more likely than not to be realized by the combined entity and a portion of the historical valuation allowance was no longer required. In addition, we recognized a nonrecurring net income tax benefit of $11.7 million attributable to the tax impact related to the impairment of certain FOH indefinite lived intangible assets for which a deferred tax liability was previously recorded. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets.
For Fiscal 2014, our effective tax rate of 52.3%, differed from the expected U.S. statutory tax rate of 35% and was primarily driven by: (i) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (ii) the profitability of our life insurance group, which files its own consolidated Federal income tax return. Partially offsetting these items in Fiscal 2014 included: (i) income earned outside the U.S. that is subject to statutory rates lower than 35%; and (ii) the partial release of U.S. valuation allowances related to the life insurance group totaling $40.1 million attributed to the implementation of a tax planning strategy that will allow for the utilization of capital loss carryforwards that management previously concluded were more-likely-than-not unrealizable.
For Fiscal 2013, our effective tax rate of 158.3%, differed from the expected U.S. statutory rate of 35% and was primarily driven by: (i) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more likely-than-not realizable, resulting in valuation allowances; and (ii) the profitability of FGL’s life insurance business; (iii) an increase in the fair value of the equity conversion feature of the Preferred Stock with no tax benefit; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the U.S. due to its tax loss position. Partially offsetting these items was a partial release of U.S. valuation allowances as a result of a recent acquisition by Spectrum Brands.
The majority of U.S. net operating loss (“NOL”), capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to valuation allowances, as we concluded all or a portion of the related tax benefits are not more likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG, Spectrum Brands and FGL are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year cumulative period. These limitations are based on a number of factors, including the value of HRG, FGL and Spectrum Brands’ stock (as defined for tax purposes) on the date of the ownership change, the net unrealized gain position (as defined for tax purposes) of each company on that date, the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent ownership changes, if any. While we believe that the consummation of the FGL Merger will result in the reversal of a significant portion of the valuation allowance previously recognized on tax attribute carryforwards that will be realized to offset the expected taxable gain, we cannot provide any assurance of such outcome. See Part I. Item 1A. Risk Factor - Risks Related to HRG - “HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforward; restrictions in HRG’s Certificate of Incorporation intended to protect net operating losses and other tax attributes may limit transfer of HRG’s Securities.”
Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest reflects the share of the net income (loss)of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary's net income or loss for the period and the percentage interest not owned by HRG.
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
On May 15, 2014, the Company elected to exercise its option to convert all but one share of the remaining outstanding preferred stock into shares of its common stock. Upon converting the outstanding preferred stock, the Company recognized a loss of $43.9 million. As a result of the conversion of the preferred stock, the Company ceased recognizing any additional dividends and accretion, and is no longer required to compute the Preferred Stock NAV.

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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net consumer and other product sales	$4,690.4	$4,429.1	$4,085.6	$261.3	$343.5
Cost of consumer products and other goods sold	3,020.0	2,860.3	2,695.3	159.7	165.0
Consumer products segment gross profit	1,670.4	1,568.8	1,390.3	101.6	178.5
Selling, acquisition, operating and general expenses	1,108.5	1,005.2	961.3	103.3	43.9
Amortization of intangibles	87.8	81.7	77.8	6.1	3.9
Operating income - Consumer Products segment	$474.1	$481.9	$351.2	$(7.8)	$130.7
Revenues. Net consumer products sales for Fiscal 2015 increased $261.3 million, or 5.9%, to $4,690.4 million from $4,429.1 million for Fiscal 2014. The increase in net consumer product sales was primarily due to the impact of the acquisitions of AAG, European IAMS and Eukanuba, Salix and Tell that accounted for $400.0 million, as well as growth in sales in the global pet supplies, small appliances, home and garden control, personal care, and hardware and home improvement product lines. These increases were partially offset by the negative impact of foreign exchange of $229.8 million and a decrease in consumer battery sales. The following table details the principal components of the change in the Consumer Products segment net sales from Fiscal 2014 to Fiscal 2015 (in millions):

Net Sales
Fiscal 2014 Net consumer and other product sales	$4,429.1
Increase in pet supplies	184.3
Increase in global auto care	160.5
Increase in home and garden control products	42.2
Increase in personal care products	35.5
Increase in hardware and home improvement	60.1
Increase in small appliances products	51.3
Decrease in consumer batteries	(42.8)
Foreign currency impact, net	(229.8)
Fiscal 2015 Net consumer and other product sales	$4,690.4
In addition to $200.1 million of sales driven by the European IAMS and Eukanuba and Salix acquisitions, global pet supplies grew its pet companion products sales primarily in international markets. $39.4 million of the increase in the hardware and home improvement sales was due to the acquisition of Tell with the remaining increase primarily due to growth in domestic security and plumbing sales in the retail channel. Small appliances sales improved due to promotions at current customers and customer gains in Europe and the Asia-Pacific region and continued success of new product launches in North America. The increase in home and garden control sales was driven by distribution gains and strong sales at existing customers and market share gains on certain brands. Personal care sales improved domestically as a result of product display location changes at a major customer, promotional activity and growth of Spectrum Brands’ e-commerce channel; in Mexico and throughout the Latin American region due to customer gains; and in Europe as a result of new product sales and continued expansion into Eastern European markets. The decrease in consumer battery sales was mainly due to continued competitor discounting coupled with the bankruptcy of RadioShack, a retail customer of Spectrum Brands, partially offset by an increase in the European sales in alkaline batteries attributed to customer gains and increased volume at existing retailers and private label customers.
Net consumer products sales for Fiscal 2014 increased $343.5 million, or 8.4%, to $4,429.1 million from $4,085.6 million for Fiscal 2013. The increase was primarily due to the full period effect of the inclusion of sales from the HHI acquisition that occurred in Fiscal 2013, and to a lesser extent, increases in sales of Spectrum Brands’ HHI, home and garden products and consumer batteries product lines.

The following table details the principal components of the change in the Consumer Products segment net sales from Fiscal 2013 to Fiscal 2014 (in millions):

Net Sales
Fiscal 2013 Net consumer and other product sales	$4,085.6
Increase in hardware and home improvement	296.4
Increase in home and garden control products	41.4
Increase in consumer batteries	28.5
Increase in personal care products	12.1
Decrease in small appliances	(4.5)
Decrease in pet supplies	(22.7)
Foreign currency impact, net	(7.7)
Fiscal 2014 Net consumer and other product sales	$4,429.1
On a pro forma basis, as if the acquisition of the HHI business had occurred at the beginning of Fiscal 2013, HHI sales would increase $104.8 million, or 9.8%, to $1,166.0 million in Fiscal 2014 versus $1,061.2 million in Fiscal 2013. This increase was attributable to the residential security category which accounted for $90.7 million of the increase due to strong retail positioning in North America coupled with the continued recovery of the U.S. housing market. The growth in home and garden products was attributable to increases in repellent product sales and lawn and garden control sales driven by market share gains, the extended selling season due to favorable weather and the acquisition of The Liquid Fence Company (“Liquid Fence”). The increase in consumer batteries sales was primarily due to increased retailer distribution gains, new customers and products, successful promotion activities and geographic expansion. The increases in net consumer sales were offset in part by the decrease in global pet supply sales primarily due to the decline in aquatic sales coupled with a one-time negative impact from product registration issues in Russia during the third quarter of Fiscal 2014 and the planned exit of marginally profitable small appliances products.
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal			Increase (Decrease)
Product line net sales	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Hardware and home improvement products	$1,205.5	$1,166.0	$869.6	$39.5	$296.4
Consumer batteries	829.5	957.8	931.7	(128.3)	26.1
Pet supplies	758.2	600.5	621.8	157.7	(21.3)
Small appliances	734.6	730.8	740.3	3.8	(9.5)
Personal care products	528.1	542.1	531.7	(14.0)	10.4
Home and garden control products	474.0	431.9	390.5	42.1	41.4
Global auto care	160.5	—	—	160.5	—
Total net sales to external customers	$4,690.4	$4,429.1	$4,085.6	$261.3	$343.5
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for Fiscal 2015 was $1,670.4 million compared to $1,568.8 million for Fiscal 2014. Gross profit margin for Fiscal 2015 increased to 35.6% from 35.4% in Fiscal 2014 primarily driven by higher margin sales and continuing cost improvements.
Consumer products segment gross profit, representing net consumer products sales minus consumer products costs of goods sold, for Fiscal 2014 was $1,568.8 million compared to $1,390.3 million for Fiscal 2013. The increase in gross profit was primarily attributable to an increase in sales, particularly the shift towards higher margin sales and continuing cost improvements. Gross profit margin for Fiscal 2014 increased to 35.4% from 34.0% in Fiscal 2013. The increase in gross profit margin was driven by the non-recurrence of a $30.5 million increase to cost of goods sold due to the sale of inventory during Fiscal 2013 that was revalued in connection with the HHI acquisition.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $103.3 million, or 10.3%, to $1,108.5 million for Fiscal 2015, from $1,005.2 million for Fiscal 2014 primarily attributable to an increase of $59.7 million in selling and general and administrative expenses as a result of increased sales and increased acquisition and integration costs of $38.7 million as a result of the acquisitions of AAG, Salix, European IAMS and Eukanuba, and Tell during Fiscal 2015.
Selling, acquisition, operating and general expenses increased by $43.9 million, or 4.6%, to $1,005.2 million for Fiscal 2014 from $961.3 million for Fiscal 2013. The $43.9 million increase was primarily due to the full year inclusion of the HHI operations, partially offset by a decrease in acquisition and related charges as a result of the HHI acquisition in Fiscal 2013.
Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.
Amortization of intangibles. For Fiscal 2015, amortization of intangibles increased $6.1 million, or 7.5%, to $87.8 million from $81.7 million for Fiscal 2014. For Fiscal 2014, amortization of intangibles increased $3.9 million, or 5.0%, to $81.7 million from $77.8 million for Fiscal 2013. The increases were as a result of the additional definite lived intangible assets acquired during Fiscal 2015 and 2014.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Insurance premiums	$59.8	$56.6	$58.8	$3.2	$(2.2)
Net investment income	918.3	824.5	715.5	93.8	109.0
Net investment (losses) gains	(235.0)	395.9	511.6	(630.9)	(115.7)
Insurance and investment product fees and other	93.1	72.7	62.5	20.4	10.2
Total Insurance segment revenues	836.2	1,349.7	1,348.4	(513.5)	1.3
Benefits and other changes in policy reserves	625.5	852.7	531.8	(227.2)	320.9
Selling, acquisition, operating and general expenses	125.4	114.7	111.4	10.7	3.3
Amortization of intangibles	41.8	97.5	182.3	(55.7)	(84.8)
Total Insurance segment operating costs and expenses	792.7	1,064.9	825.5	(272.2)	239.4
Operating income - Insurance segment	$43.5	$284.8	$522.9	$(241.3)	$(238.1)
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
For Fiscal 2015, premiums increased $3.2 million, or 5.7%, to $59.8 million from $56.6 million for Fiscal 2014 primarily due to an increase in life-contingent immediate annuity premiums offset by lower traditional life premium from a declining block of business.
For Fiscal 2014, premiums decreased $2.2 million, or 3.7%, to $56.6 million from $58.8 million for Fiscal 2013 primarily due to the non-recurrence of a partial rescission of a coinsurance agreement in Fiscal 2013 which resulted in return of $4.5 million of premiums previously ceded.
Net investment income. For Fiscal 2015, net investment income increased $93.8 million, or 11.4%, to $918.3 million from $824.5 million for Fiscal 2014. The increase was primarily due to higher investment income on fixed maturity and equity AFS securities and commercial mortgage loans driven by higher average assets under management, coupled with an increase in earned yield during Fiscal 2015 as compared to Fiscal 2014. The increase in average assets under management from Fiscal 2014 to Fiscal 2015 was primarily driven by FIA sales growth over the year and stable retention trends.
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
Average invested assets (on an amortized cost basis) were $18.9 billion, $17.6 billion and $16.6 billion, and the average yield earned on average invested assets was 4.8%, 4.7% and 4.2% for Fiscal 2015, 2014 and 2013, respectively, compared to interest credited and option costs of 2.8%, 2.9% and 3.0% for each such Fiscal year, respectively.

The Insurance segment’s net investment spread is summarized as follows:

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Average yield on invested assets	4.8%	4.7%	4.2%	0.1%	0.5%
Less: Interest credited and option cost	2.8%	2.9%	3.0%	(0.1)%	(0.1)%
Net investment spread	2.0%	1.8%	1.2%	0.2%	0.6%
The increase in net investment spread for Fiscal 2015 was primarily attributable to portfolio repositioning and re-investment in higher-yielding fixed maturity securities over the past year and lower interest credited and option cost. The increase in net investment spread for Fiscal 2014 was primarily attributable to the re-investment strategy discussed above, which resulted in a decrease in excess liquidity held in low yielding cash and short-term investments and an increase in earned yield and net investment income.
Net investment (losses) gains. For Fiscal 2015, the Insurance segment had net investment losses of $235.0 million compared to net investment gains of $395.9 million for Fiscal 2014. The period over period decrease was primarily due to a $384.8 million decline in net investment gains on call options and futures contracts resulting from the performance of the indices upon which the call options and futures contracts are based as well as timing of call option purchases and expirations. The Insurance segment utilizes a combination of static (call options) and dynamic (long futures contracts) instruments in its hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor’s 500 Index (the “S&P 500 Index”) with the remainder based upon other equity and bond market indices. In addition, during Fiscal 2015, the Insurance segment recorded credit impairment losses primarily related to direct and indirect investments in RadioShack discussed in the introduction section above. There was also a decrease in realized gains on AFS securities attributable to FGL’s tax planning strategy adopted during 2014. This strategy resulted in portfolio repositioning sales in Fiscal 2014 to trigger net unrealized built-in gains (“NUBIG”) to allow utilization of capital loss carryforwards.
For Fiscal 2014, the Insurance segment had net investment gains of $395.9 million compared to $511.6 million for Fiscal 2013. The period over period decrease was primarily driven by a $227.8 million decrease of net investment gains on fixed maturity and equity AFS securities from Fiscal 2013 to Fiscal 2014. This decrease was primarily a result of the Insurance segment’s portfolio repositioning trading activity during Fiscal 2013, pursuant to which the Insurance segment sold certain investments during the first quarter of Fiscal 2013 and utilized pre-acquisition tax benefits (carryforwards), which resulted in tax free capital gains. Partially offsetting this decrease was an increase in net realized and unrealized gains on futures contracts and call options of $102.4 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based.
The components of the realized and unrealized gains on call options and futures contracts are as follows (in millions):

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Call options:
Gain on option expiration	$124.5	$208.4	$131.2	$(83.9)	$77.2
Change in unrealized gain	(230.8)	37.6	20.4	(268.4)	17.2
Futures contracts:
(Loss) gain on futures contracts expiration	(5.9)	25.4	17.4	(31.3)	8.0
Change in unrealized gain	(1.1)	0.1	0.1	(1.2)	—
	$(113.3)	$271.5	$169.1	$(384.8)	$102.4

Change in S&P 500 Index during the period	(2.7)%	17.3%	16.7%
The credits for Fiscal 2015, 2014 and 2013 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in Fiscal 2015 and 2013 compared to the S&P 500 Index growth for issue dates in Fiscal 2014.

Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Insurance segment to manage the cost of the options purchased to fund the annual index credits. The average index credits to policyholders were as follows:

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Average Crediting Rate	3.8%	5.7%	5.1%	(1.9)%	0.6%
S&P 500 Index:
Point-to-point strategy	4.1%	4.8%	5.3%	(0.7)%	(0.5)%
Monthly average strategy	4.3%	5.0%	5.0%	(0.7)%	—%
Monthly point-to-point strategy	3.0%	6.8%	4.6%	(3.8)%	2.2%
3 Year high water mark	23.9%	22.2%	23.3%	1.7%	(1.1)%
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These fees increased $20.4 million, or 28.1%, to $93.1 million for Fiscal 2015 from $72.7 million for Fiscal 2014 and increased $10.2 million, or 16.3%, to $72.7 million for Fiscal 2014 from $62.5 million for Fiscal 2013 primarily due to an increase in guaranteed minimum withdrawal benefit (“GMWB”) rider fees on FIA policies as a result of FIA sales growth over the past year coupled with an increase in cost of insurance charges on indexed universal life (“IUL”) due to growth in life insurance sales.
Benefits and other changes in policy reserves. Below is a summary of the major components included in benefits and other changes in policy reserves for Fiscal 2015, 2014 and 2013 (in millions):

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
FIA market value option liability	$(237.9)	$56.9	$12.2	$(294.8)	$44.7
FIA present value of future credits and guarantee liability change	109.8	(20.2)	(215.6)	130.0	195.4
Index credits, interest credited and bonuses	562.0	649.4	572.7	(87.4)	76.7
Annuity payments	194.7	209.1	225.2	(14.4)	(16.1)
Other policy benefits and reserve movements	(3.1)	(42.5)	(62.7)	39.4	20.2
Total benefits and other changes in policy reserves	$625.5	$852.7	$531.8	$(227.2)	$320.9
For Fiscal 2015, benefits and other changes in policy reserves decreased $227.2 million, or 26.6%, to $625.5 million, from $852.7 million for Fiscal 2014 principally due to decreases in the FIA market value option liability and index credits, interest credited and bonuses, partially offset by an increase in the FIA present value of future credits and guarantee liability. The FIA market value option liability decreased $237.9 million during Fiscal 2015 compared to a $56.9 million increase during Fiscal 2014. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging the Insurance segment's FIA policies. Accordingly, the period over period decrease of $294.8 million was primarily due to the equity market movements during these respective periods (see the net investment gain discussion above for details on the change in market value of the Insurance segment's offsetting derivative assets for the respective periods). The FIA present value of future credits and guarantee liability increased $109.8 million during Fiscal 2015 compared to a $20.2 million decrease during Fiscal 2014. The period over period increase of $130.0 million was primarily driven by a decrease in longer duration risk free rates during Fiscal 2015, which increased reserves by $87.5 million compared to $13.6 million during Fiscal 2014. Additionally, the increase during Fiscal 2015 includes an $18.9 million increase in reserves related to annual actuarial assumption update which impacted the FIA embedded derivative reserve calculation. Index credits, interest credited and and bonuses decreased $87.4 million period over period primarily due to lower index credits on FIA policies in Fiscal 2015 due to the unfavorable performance of the S&P 500. Comparatively, realized gains on options and futures increased from Fiscal 2013 to Fiscal 2014 which accounted for the increase in FIA index credits year over year. Sales growth of new FIA and deferred annuity policies during Fiscal 2014 also contributed to the year over year increase.
For Fiscal 2014, benefits and other changes in policy reserves increased $320.9 million, or 60.3%, to $852.7 million, from $531.8 million for Fiscal 2013 primarily due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in the FIA market value liability. The FIA present value of future credits and guarantee liability decreased $20.2 million during Fiscal 2014 compared to a $215.6 million decrease during Fiscal 2013. The period over period increase of $195.4 million was primarily driven by an increase in risk free rates during Fiscal 2013, which reduced reserves by $96.8 million compared to a decrease in risk free rates and corresponding reserve increase of $13.6 million during Fiscal 2014. Additionally, annual assumption and model changes were made to the surrender rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $84.3 million during the fourth quarter of Fiscal 2013 compared to a reserve decrease of $3.0 million during the fourth quarter of Fiscal 2014. Lastly, index credits, interest credited and bonuses increased $76.7 million period over period primarily due to increased sales of new FIA and deferred annuity policies during Fiscal 2014.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment, increased $10.7 million, or 9.3%, to $125.4 million for Fiscal 2015, from $114.7 million for Fiscal 2014 primarily due to FGL’s strategic review, incentive compensation plans and higher non-deferred acquisition expenses resulting from FIA and IUL sales growth period over period.
Selling, acquisition, operating and general expenses of the Insurance segment increased $3.3 million, or 3.0%, to $114.7 million for Fiscal 2014, from $111.4 million for Fiscal 2013 primarily due to an increase in stock compensation expense as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with FGL’s initial public offering. Additionally, the stock compensation expense related to the 2011 and 2012 FGH Plans increased as a result of the appreciation of the FGL’s share price since the initial public offering. This increase was partially offset by a one-time $10.3 million settlement in Fiscal 2013 of future trail commissions to one of FGL’s long-standing IMOs in Fiscal 2013.
Amortization of intangibles. For Fiscal 2015, amortization of intangibles decreased $55.7 million, or 57.1%, to $41.8 million from $97.5 million for Fiscal 2014. Fiscal 2015 results included favorable unlocking and amortization adjustments of $40.0 million primarily related to annual actuarial assumption updates made during the fourth quarter. Also contributing to the year over year decrease was lower overall gross margins in Fiscal 2015 primarily due to the year over year decrease in net investment (losses) gains.
For Fiscal 2014, amortization of intangibles decreased $84.8 million, or 46.5%, to $97.5 million from $182.3 million, for Fiscal 2013 primarily due to higher product gross margins in Fiscal 2013, which was driven by trading gains on fixed maturity and equity AFS securities and the lower embedded derivative liability, which increased amortization.

Energy Segment
Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100.0% of Compass’ consolidated results. Presented below is a table that summarizes the results of operations of our Energy segment and compares the amount of change between the respective fiscal periods (in millions):

	Fiscal		From Inception to Period Ended September 30,	Increase/ (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Oil and natural gas revenues	$107.4	$147.0	$90.2	$(39.6)	$56.8
Oil and natural gas direct operating costs	85.9	69.6	44.0	16.3	25.6
Oil and natural gas operating margin	21.5	77.4	46.2	(55.9)	31.2
Selling, acquisition, operating and general expenses	63.0	50.1	37.1	12.9	13.0
Impairment of oil and natural gas properties	485.1	81.0	54.3	404.1	26.7
Operating loss - Energy segment	$(526.6)	$(53.7)	$(45.2)	$(472.9)	$(8.5)
Oil and natural gas production, revenues, and prices. During Fiscal 2015, oil and natural gas revenues decreased by $39.6 million, or 26.9%, to $107.4 million compared to $147.0 million for Fiscal 2014. The decrease was primarily due to lower prices of oil, natural gas and natural gas liquids and natural production declines. The decrease was offset in part by additional reported revenues resulting from the acquisition of EXCO’s remaining 25.5% interest in Compass on October 31, 2014.
For Fiscal 2014, oil and natural gas revenues increased by $56.8 million, or 63.0%, to $147.0 million compared to $90.2 million for the period from inception to September 30, 2013. The increase was primarily due to the full year inclusion of Compass’ results in Fiscal 2014 partially offset by natural production declines.
Direct operating costs and expenses. The Energy segment’s oil and natural gas direct operating costs and expenses for Fiscal 2015 were $85.9 million, an increase of $16.3 million from $69.6 million for Fiscal 2014. The increase was primarily due to the acquisition of EXCO’s remaining 25.5% interest in Compass partially offset by lower production and ad valorem taxes driven by the declines in production discussed above.
The Energy segment’s oil and natural gas direct operating costs and expenses for Fiscal 2014 were $69.6 million, an increase of $25.6 million from $44.0 million for the period from inception to September 30, 2013. This increase was primarily due to the full year inclusion of Compass’ results in Fiscal 2014 and partially offset by the implementation of numerous cost savings initiatives, including reducing the Energy segment’s salt-water disposal costs and modifying their chemical treating programs for Fiscal 2014.

Direct operating costs and expenses for Fiscal 2015, Fiscal 2014 and from inception to period ended September 30, 2013 are presented as follows (in millions):

	Fiscal		From Inception to Period Ended September 30,	Increase/ (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Oil and natural gas operating costs	$55.5	$43.2	$27.1	$12.3	$16.1
Gathering and transportation costs	17.1	13.2	7.0	3.9	6.2
Production and ad valorem taxes	13.3	13.2	9.9	0.1	3.3
Total	$85.9	$69.6	$44.0	$16.3	$25.6
Selling, acquisition, operating and general expenses. The Energy segment’s selling, acquisition, operating and general expenses for Fiscal 2015 were $63.0 million, an increase of $12.9 million from $50.1 million for Fiscal 2014 mainly due to the higher reported general and administrative expenses as a result of the acquisition of EXCO’s remaining 25.5% interest in Compass, which were partially offset by a lower depletion rate discussed below.
The Energy segment’s selling, acquisition, operating and general expenses for Fiscal 2014 were $50.1 million, an increase of $13.0 million from $37.1 million for the period from inception to September 30, 2013 primarily due to reporting a full period of expense in Fiscal 2014 versus eight month period in Fiscal 2013, which was partially offset by a decrease in depletion rate caused by the impairments of the oil and natural gas properties, which lowered the Energy segment's depletable base.
Impairment of oil and natural gas properties. The Energy segment recognized ceiling test impairments to its proved oil and natural gas properties of $485.1 million for Fiscal 2015 primarily due to the sharp decline in oil and natural gas prices as well as the acquisition of EXCO’s remaining 25.5% interest in Compass.
The Energy segment recognized a ceiling test impairment of $81.0 million for Fiscal 2014 primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, to the accompanying Consolidated Financial Statements for additional information regarding the ceiling test impairments in Fiscal 2015 and 2014.
Impairments of oil and natural gas properties were $54.3 million for the period from inception to September 30, 2013, primarily due to downward revisions in the oil and natural gas reserves due to drilling results, modifications to the Energy segment’s development plans, and a decline in natural gas futures prices.

Summary of key financial data
A summary of key financial data for Fiscal 2015, Fiscal 2014 and the period from inception to September 30, 2013 related to the results of operations of Compass is presented below.

(dollars in millions, except per unit prices)	Fiscal		For the period from inception to September 30,	Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Production:
Oil (Mbbls)	479	414	283	65	131
Natural gas liquids (Mbbls)	606	521	300	85	221
Natural gas (Mmcf)	24,934	20,882	14,570	4,052	6,312
Total production (Mmcfe) (1)	31,447	26,492	18,068	4,955	8,424
Average daily production (Mmcfe)	86	73	79	13	(6)
Revenues before derivative financial instrument activities:
Oil	$24.6	$38.0	$26.8	$(13.4)	$11.2
Natural gas liquids	12.9	22.7	11.4	(9.8)	11.3
Natural gas	69.9	86.3	52.0	(16.4)	34.3
Total revenues	$107.4	$147.0	$90.2	$(39.6)	$56.8
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$25.3	$(6.6)	$(1.3)	$31.9	$(5.3)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$51.42	$91.92	$94.63	$(40.50)	$(2.71)
Natural gas liquids (per Bbl)	21.15	43.49	38.11	(22.34)	5.38
Natural gas (per Mcf)	2.80	4.13	3.57	(1.33)	0.56
Natural gas equivalent (per Mcfe)	3.41	5.55	4.99	(2.14)	0.56
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.77	$1.63	$1.50	$0.14	$0.13
Production and ad valorem taxes	0.42	0.50	0.55	(0.08)	(0.05)
Gathering and transportation	0.54	0.50	0.39	0.04	0.11
Depletion	1.31	1.45	1.67	(0.14)	(0.22)
Depreciation and amortization	0.08	0.06	0.05	0.02	0.01
Interest expense	0.53	0.63	0.57	(0.10)	0.06
General and administrative	0.50	0.31	0.27	0.19	0.04

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase/(Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Asset Management segment revenues	$22.2	$34.2	$28.9	$(12.0)	$5.3
Asset Management segment operating costs and expenses	125.3	33.5	18.5	91.8	15.0
Operating (loss) income - Asset Management segment	$(103.1)	$0.7	$10.4	$(103.8)	$(9.7)
Asset Management segment revenues. Revenues for Fiscal 2015 decreased $12.0 million to $22.2 million from $34.2 million in Fiscal 2014, primarily due to lower interest revenue on Salus’ retained interest in the RadioShack loan for Fiscal 2015 as compared to Fiscal 2014, and coupled with the overall decline in average loans outstanding in the Asset Management segment as a result of paydowns on existing loans and limited origination of new loans during Fiscal 2015. Partially offsetting these decreases was an increase in asset management revenues from CorAmerica and EIC driven by loan origination.
Revenues for Fiscal 2014 increased $5.3 million to $34.2 million from $28.9 million in Fiscal 2013 as a result of an increase in asset-based loans originated and serviced by the operations of Salus during Fiscal 2014.

Asset Management segment operating costs and expenses. Operating expenses for Fiscal 2015 increased $91.8 million to $125.3 million compared to $33.5 million for Fiscal 2014, primarily due to impairments and bad debt expense of $87.9 million for Fiscal 2015, including $61.0 million related to the RadioShack bankruptcy, and increased legal and consulting fees.
Operating expenses for Fiscal 2014 increased $15.0 million to $33.5 million, from $18.5 million during Fiscal 2013. The increase in operating expenses during Fiscal 2014 was primarily due to an increase in salary and benefits expenses resulting from the addition of employees, start-up costs associated with the formation of EIC and the acquisition of CorAmerica, and to a lesser extent an increase in other overhead costs due to growth in operations, offset in part by higher revenues.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net consumer and other product sales	$42.7	$20.1	$—	$22.6	$20.1
Cost of consumer products and other goods sold	30.9	15.3	—	15.6	15.3
Corporate and Other gross profit	11.8	4.8	—	7.0	4.8
Selling, acquisition, operating and general expenses	142.5	131.3	91.0	11.2	40.3
Impairments of goodwill and intangibles	60.2	—	—	60.2	—
Operating loss - Corporate and Other segment	$(190.9)	$(126.5)	$(91.0)	$(64.4)	$(35.5)
Net consumer and other product sales. Net consumer and other product sales for Fiscal 2015 and 2014 represents sales from FOH which was acquired in the third quarter of Fiscal 2014 and subsequently deconsolidated in the third quarter of Fiscal 2015 following FOH’s declaration of bankruptcy in May 2015.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit for Fiscal 2015 and 2014 of $11.8 million and $4.8 million, respectively, represent FOH sales less consumer products cost of goods sold for Fiscal 2015, representing a gross profit margin of 27.6% and 23.9%, respectively.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased $11.2 million to $142.5 million for Fiscal 2015 from $131.3 million for Fiscal 2014. The increase was primarily due to the severance costs associated with the departure of the Company’s former CEO and other employees of $34.1 million and increased costs related to FOH’s bankruptcy filing, partially offset by (i) a decrease in bonus expense of $31.7 million as discussed below; (ii) the non-recurrence of a $6.1 million contingency reserve recorded in Fiscal 2014; (iii) a $2.9 million decrease in acquisition and integrations costs; and (iv) a $2.8 million of reimbursement of legal fees as part of the settlement with OMGUK.
Selling, acquisition, operating and general expenses increased $40.3 million to $131.3 million for Fiscal 2014 from $91.0 million for Fiscal 2013. The $40.3 million increase in corporate expenses for Fiscal 2014 was primarily due to (i) a $15.3 million increase in amortization of unearned stock-based compensation for awards in the current and prior years; (ii) a $11.3 million increase in payroll costs due to the FOH acquisition and increased employee headcount at HRG; (iii) a $6.1 million increase in estimated legal contingency reserve resulting from the OMGUK Summary Judgment related to financing of reserves referred to as “CARVM” matter; (iv) a $5.2 million increase in performance-based bonus expense resulting from exceeding HRG’s net asset value (“Compensation NAV”) targets determined in accordance with the criteria established by HRG’s Compensation Committee (as discussed further below); and (v) an increase in other expenses due to the expansion of our overall operations during Fiscal 2014, including selling, acquisition, operating and general expenses for the operations of FOH subsequent to its acquisition in May 2014. These increases were partly offset by decreases in acquisition and integration related charges, and the cost of directors and officers insurance.
HRG’s Compensation Committee has established annual salary, bonus and equity-based compensation arrangements with certain of HRG’s corporate employees, including performance-based bonus targets based on the achievement of personal performance goals, and performance-based bonus targets based on performance measured in terms of the change in the value of HRG’s Compensation NAV in excess of a 7% hurdle rate. Performance-based bonuses paid based on the growth of the Compensation NAV allow management to participate in a portion of HRG’s performance. HRG’s accrual for these bonus compensation expenses for Fiscal 2015, 2014 and 2013, resulted in a decrease in expense recognized of $31.7 million between Fiscal 2015 and 2014, and a $5.2 million increase between Fiscal 2014 and 2013. These changes reflect the underlying performance of the Compensation NAV, which declined 3.8% in Fiscal 2015 and grew approximately 41.5% and 58.3% in Fiscal 2014 and 2013, respectively.
Impairments of goodwill and intangibles. Impairments of goodwill and intangibles of $60.2 million was recognized in Fiscal 2015. The impairments were due to a change in view of the strategic direction of FOH following the departure of the Company's former CEO during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and the intangible assets.

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
Insurance AOI is calculated by adjusting the Insurance segment’s net income to eliminate (i) the impact of net investment gains, including other-than-temporary impairment losses recognized in operations, but excluding gains and losses on derivatives; (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability; (iii) the impact of certain litigation reserves; and (iv) impairments and bad debt expense in subsidiaries. All adjustments to Insurance AOI are net of the corresponding value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and income tax impact (using an effective tax rate of 35.0% related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of the Insurance segment, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations and together with net income, we believe Insurance AOI provides a meaningful financial metric that helps investors understand our underlying results and profitability.
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

Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income (loss) of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal
Reconciliation to reported net income (loss):	2015	2014	2013
Reported net income (loss) - Consumer Products segment	$149.4	$214.5	$(55.3)
Add back:
Interest expense	271.9	202.1	375.6
Income tax expense	43.9	59.0	27.4
Purchase accounting fair value adjustment	21.7	—	31.0
Pre-acquisition earnings of HHI Business	—	—	30.3
Restructuring and related charges	28.7	22.9	34.0
Acquisition and integration related charges	58.8	20.1	48.4
Venezuela devaluation	2.5	—	2.0
Other	6.1	1.3	—
Adjusted EBIT - Consumer Products segment	583.0	519.9	493.4
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	82.2	76.0	62.0
Amortization of intangibles	87.8	81.7	77.8
Stock-based compensation	47.6	46.8	43.9
Adjusted EBITDA - Consumer Products segment	$800.6	$724.4	$677.1
For Fiscal 2015, our Consumer Products segment’s Adjusted EBITDA increased $76.2 or 10.5% to $800.6 million as compared to $724.4 million for Fiscal 2014 driven by $47.3 million attributable to AAG's operations coupled with increased profitability in the Home and Garden product line as a result of an increase in net sales to external customers and product cost improvements initiatives. Adjusted EBITDA margin represented 17.1% of sales as compared to 16.4% in Fiscal 2014.
Our Consumer Products segment’s Adjusted EBITDA increased $47.3 million, or 7.0%, to $724.4 million for Fiscal 2014 from $677.1 million for Fiscal 2013 (including pre-acquisition earnings of the Hardware acquisition of $30.3 million). The increase in Adjusted EBITDA was primarily a result of (i) the increase in net sales in the HHI, consumer batteries, personal care and home and garden product lines; coupled with (ii) cost and operating expense improvements in the consumer batteries, pet supplies, personal care and home and garden product lines. These increases were partially offset by (i) unfavorable product mix and pricing pressures in the U.S. and Europe for the consumer batteries and small appliances product lines; and (ii) decreased sales and unfavorable product mix in the pet supplies and product line.
Adjusted Operating Income — Insurance
The table below shows the adjustments made to the reported net (loss) income of the Insurance segment to calculate Insurance AOI (in millions):

	Fiscal
Reconciliation to reported net (loss) income :	2015	2014	2013
Reported net (loss) income - insurance segment	$(93.7)	$202.3	$350.2
Effect of investment losses (gains), net of offsets	77.9	(54.5)	(161.2)
Effect of change in FIA embedded derivative discount rate, net of offsets	39.5	5.7	(34.8)
Impairments and bad debt expense from subsidiary, net of offsets	87.9	—	—
Effects of certain litigation reserves, net of offsets	(0.4)	1.0	—
Adjusted operating income - Insurance segment	$111.2	$154.5	$154.2
Insurance AOI decreased $43.3 million to $111.2 million for Fiscal 2015, or 28.0%, from $154.5 million for Fiscal 2014 primarily due to a $40.1 million benefit from the aforementioned tax planning strategy, which reduced the deferred tax valuation allowance previously offsetting the Company's capital loss carry forward position in Fiscal 2014. Partially offsetting this decrease were approximately $16.1 million of net favorable adjustments primarily related to annual actuarial assumption review and prepayment income. Also included in Fiscal 2015 results were net unfavorable adjustments of $14.8 million primarily related to mortality experience on life contingent immediate annuity polices as well as incentive compensation and strategic review related expenses.
For Fiscal 2014, Insurance AOI increased $0.3 million to $154.5 million, or 0.2%, from $154.2 million for Fiscal 2013. In Fiscal 2014, Insurance AOI was positively impacted by an increase in net investment income of $70.9 million, as well as the valuation allowance release of $40.1 million discussed above. Insurance AOI remained relatively flat compared to prior year as Fiscal

2013 results were also positively impacted by (i) annual assumption changes made to the surrender rates, earned rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $56.2 million during the fourth quarter of Fiscal 2013, net of related DAC and VOBA amortization and unlocking impact; (ii) immediate annuity mortality gains of $23.6 million during Fiscal 2013 caused by large case death; and (iii) a valuation allowance release of $15.9 million.
Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net loss of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

Reconciliation to reported net loss:	Fiscal 2015	Fiscal 2014	Period from inception to September 30, 2013

Reported net loss- Energy segment	$(378.6)	$(76.9)	$(56.8)
Interest expense	18.9	16.7	10.3
Depreciation, amortization and depletion	43.4	39.9	31.0
EBITDA - Energy segment	(316.3)	(20.3)	(15.5)
Accretion of discount on asset retirement obligations	2.8	2.0	1.2
Impairments and bad debt expense	485.1	81.0	54.3
Gain on remeasurement of investment to fair value	(141.2)	—	—
Non-recurring other operating items	2.6	0.2	0.1
(Gain) loss on derivative financial instruments	(25.3)	6.6	1.3
Cash settlements on derivative financial instruments	20.6	(6.2)	(1.8)
Stock based compensation expense	0.6	—	—
Adjusted EBITDA - Energy segment	$28.9	$63.3	$39.6
The Adjusted EBITDA-Energy for Fiscal 2015 was $28.9 million, a decrease of $34.4 million from Fiscal 2014. The decrease was primarily attributable to the decline in average sales price for oil and natural gas during Fiscal 2015 coupled with natural production declines, offset in part by our higher ownership in Compass subsequent to purchasing the remaining 25.5% interest from EXCO.
The Adjusted EBITDA-Energy for Fiscal 2014 was $63.3 million, an increase of $23.7 million for the period from inception to September 30, 2013 primarily due to the full year inclusion of Compass’ results in Fiscal 2014.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Notes due 2019 (the “7.875% Notes”) and the 7.75% Notes due 2022 (the “7.75% Notes”) (approximately $137.1 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During Fiscal 2015, we received $65.7 million in cash dividends from our Consumer Products, Insurance, Energy and Asset Management segments ($41.2 million, $12.2 million, $10.0 million and $2.3 million, respectively). The dividends received to date are before giving effect to $9.0 million of interest payments made by HRG on behalf of HGI Energy with respect to the Affiliate Notes (as defined below). We expect to receive approximately $51.3 million of dividends from our subsidiaries’ distributable earnings before giving effect to the $9.0 million of interest payments to be made by HRG on behalf of HGI Energy, during Fiscal 2016, with respect to the Affiliate Notes. The decrease in expected dividends from our subsidiaries is attributable to the recent instability in oil and gas prices, recent changes impacting our Asset Management segment, and the expected closing of the FGL Merger in the third quarter of Fiscal 2016.
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). As discussed elsewhere herein, while the agreements governing the FGL Merger permit FGL to pay out a regular quarterly cash dividend on its common stock in an amount not in excess of $0.065 per share, per quarter, FGL may not pay any other dividends without the consent of Anbang. In addition, if the FGL Merger is consummated, while we will receive the proceeds from the sale of our shares of FGL common stock, we will no longer receive dividends from FGL. Furthermore, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary's ability to make upstream cash distributions.
HRG’s liquidity may also be impacted by the capital needs of HRG’s current and future subsidiaries. Such entities may require additional capital to acquire other business, maintain or grow their businesses, or make payments on their indebtedness, and/or make upstream cash distributions to HRG. For example, and as discussed further before, Compass may require additional capital if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenant in Compass’ financing agreement. As another example, Front Street, has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus, has required, and may in the future require, additional capital in order to operate its business and execute on its strategy to collect its existing loans and not underwrite any additional loans.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At September 30, 2015, HRG’s corporate cash, cash equivalents and investments were $331.3 million.
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
As a result of the recent decline in commodity prices, Compass’ consolidated funded indebtedness to its forecasted fiscal year 2016 consolidated total of earnings before tax, interest, depreciation, depletion and amortization and exploration expenses (“EBITDAX”) is projected to exceed (prior to giving effect to the Compass Asset Sale) the maximum ratio (the “Debt to EBITDAX Covenant”) that would be allowed under the Compass Credit Agreement during such fiscal year. As discussed in Note 29, Subsequent Events, on November 13, 2015, Compass entered into an amendment to the revolving credit agreement entered into by Compass (the “Compass Credit Agreement”) and concurrently with such amendment HGI Funding, a wholly-owned subsidiary of the Company, entered into an agreement pursuant to which it continued to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur in the third fiscal quarter of calendar 2016) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined (subject to the cap described below) based on the amount of the borrowing base at such time (the “Initial Secured Amount”). The guarantee was also amended to provide that HGI Funding may at its option cure defaults under the Debt to EBITDAX Covenant by voluntarily guaranteeing (the “Optional Guarantee”) an additional portion of the outstanding debt under the Compass Credit Agreement (the “Optional Secured Amount” and together with the Initial Secured Amount, the “Secured Amount”). HGI Funding is required to make a debt or equity contribution to Compass in the amount (if any) of the Optional Guarantee outstanding at such time within eleven business days of the delivery of Compass’s compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016 (the “Optional Guarantee Payment Date”). The Secured Amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 50.0% of fair market value through January 3, 2016 and 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities).
Through December 15, 2015 (or the Compass Asset Sale close date, whichever occurs first), HGI Funding’s aggregate obligations in connection with the Initial Guarantee and related contributions are not to exceed $110.0 million. HGI Funding’s aggregate obligations in connection with the Initial Guarantee subsequent to December 15, 2015 and through the June 2016 borrowing base redetermination date are (i) not to exceed $30.0 million upon closing the Compass Asset Sale and the corresponding reduction of the borrowing base under the Compass Credit Agreement by $145.0 million ; or (ii) not to exceed $65.0 million prior to the closing of the Compass Asset Sale in conjunction with a reduction of the borrowing base under the Compass Credit Agreement by $45.0 million if the Compass Asset Sale has not closed by December 15, 2015.
The expiration date of the Initial Guarantee occurs upon the closing of Compass’ scheduled borrowing base redetermination in June 2016. The expiration date of the Optional Guarantee occurs upon the making of all required payments on the Optional Guarantee Payment Date. Compass is presently current on all obligations related to the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due in Fiscal 2016 through a combination of cash on hand ($247.9 million at September 30, 2015), cash flows from operations and available borrowings under the asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2016 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
At September 30, 2015, based on Spectrum Brands’ current tax strategy, there are no significant foreign cash balances available for repatriation. For Fiscal 2016, Spectrum Brands expects to generate between $75.0 million and $125.0 million of foreign cash that it anticipates will be repatriated for general corporate purposes.
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
The ability of FGL’s subsidiaries to pay dividends and to make such other payments is limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. In that regard, FGL may limit dividend payments from its major insurance subsidiary to the extent necessary for its risk based capital ratio to be at a level anticipated by the ratings agencies to maintain or improve its current rating. FGL’s insurance subsidiaries paid no dividends in Fiscal 2015. Regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries and, in turn, to us. FGL monitors its insurance subsidiaries’ compliance with the risk based capital requirements specified by the National Association of Insurance Commissioners (the “NAIC”). As of September 30, 2015, each of FGL’s insurance subsidiaries has exceeded the minimum risk based capital requirements.

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
As of September 30, 2015 and 2014, the carrying value of the Company’s investment portfolio was approximately $19.1 billion and $19.3 billion, respectively, and was divided among the following asset classes (in millions):

	September 30, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$9,544.7	49.9%	$9,795.8	50.9%
Residential mortgage-backed securities	2,162.5	11.3%	2,114.0	11.0%
Asset-backed securities	1,860.5	9.7%	1,792.9	9.3%
Municipals	1,607.6	8.4%	1,259.8	6.5%
Hybrids	1,213.3	6.3%	1,316.1	6.9%
Commercial mortgage-backed securities	882.2	4.6%	636.9	3.3%
Equities (a)	649.4	3.4%	768.1	4.0%
Commercial mortgage loans	489.6	2.6%	136.2	0.7%
Asset-based loans	335.8	1.9%	811.6	4.2%
U.S. Government	244.0	1.3%	296.0	1.5%
Derivatives	81.9	0.4%	296.3	1.5%
Other (primarily policy loans and other invested assets)	39.6	0.2%	28.8	0.2%
Total investments	$19,111.1	100.0%	$19,252.5	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($523.2 million and $538.4 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($35.5 million and $38.4 million, respectively).
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

 As of September 30, 2015 and 2014, the Insurance segment’s fixed maturity AFS portfolio was approximately $17.5 billion and $17.2 billion, respectively. The increase in B and below securities from September 30, 2014 to September 30, 2015 was primarily due to the additional investment in non-agency residential mortgage-backed securities (“RMBS”) securities that carry a NAIC investment grade designation.
The following table summarizes the credit quality, by NRSRO rating, of FGL’s fixed income portfolio (in millions):

	September 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,451.1	8.3%	$1,568.1	9.1%
AA	1,930.2	11.0%	1,909.2	11.1%
A	4,140.6	23.6%	3,873.0	22.5%
BBB	7,237.5	41.3%	7,032.5	40.9%
BB (a)	688.9	4.0%	759.6	4.4%
B and below (b)	2,066.5	11.8%	2,069.1	12.0%
Total	$17,514.8	100.0%	$17,211.5	100.0%

(a) Includes $66.4 million and $47.1 million at September 30, 2015 and 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,787.6 million and $1,677.3 million at September 30, 2015 and 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of September 30, 2015 and 2014, included in the Insurance segment's fixed maturity AFS securities portfolio were the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio with fair value of $1.0 billion and $1.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of the Front Street Cayman fixed income portfolio (in millions):

	September 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$88.5	8.9%	$92.4	8.8%
AA	68.6	6.9%	92.5	8.8%
A	86.6	8.7%	95.1	9.0%
BBB	293.0	29.5%	304.2	28.9%
BB	167.9	16.9%	86.1	8.2%
B and below	287.2	29.1%	382.0	36.3%
Total	$991.8	100.0%	$1,052.3	100.0%
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
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities (“CMBS”). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper (“Alt-A”), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of FGL's RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, FGL presents the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The table below presents the Insurance segment's fixed maturity securities by NAIC designation as of September 30, 2015 and 2014 (in millions):

	September 30, 2015			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,880.4	$10,141.1	57.9%	$9,224.0	$9,675.8	56.2%
2	6,650.3	6,581.8	37.6%	6,302.3	6,569.1	38.2%
3	572.2	535.3	3.1%	523.3	549.4	3.2%
4	251.8	224.0	1.3%	336.3	335.3	1.9%
5	36.4	32.1	0.1%	82.8	81.9	0.5%
6	0.4	0.5	—%	—	—	—%
	$17,391.5	$17,514.8	100.0%	$16,468.7	$17,211.5	100.0%
The table below presents the collateral assets of the funds withheld coinsurance agreement with Front Street Cayman fixed income portfolio by NAIC designation included in our fixed maturity AFS securities as of September 30, 2015 and 2014 (in millions):

	September 30, 2015			September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$356.6	$351.7	35.5%	$360.9	$378.1	35.9%
2	281.7	250.2	25.2%	270.5	275.0	26.1%
3	170.3	158.0	15.9%	47.7	47.8	4.6%
4	219.2	201.7	20.3%	272.1	270.6	25.7%
5	33.8	30.2	3.1%	81.4	80.8	7.7%
	$1,061.6	$991.8	100.0%	$1,032.6	$1,052.3	100.0%
Investment Industry Concentration:
The tables below summarize the Insurance segment’s top 10 industries concentration of its AFS, including the fair value and percent of total AFS’ fair value as of September 30, 2015 and 2014 (in millions):

Top 10 Industry Concentration	September 30, 2015	Percent of Total Fair Value
Banking	$1,979.1	10.9%
Municipal	1,796.4	9.9%
Asset-backed securities CLO	1,565.6	8.6%
Whole loan collateralized mortgage obligation	1,430.5	7.9%
Life insurance	973.0	5.4%
CMBS	877.3	4.8%
Electric	858.2	4.7%
Property and casualty insurance	798.1	4.4%
Other financial institutions	690.7	3.8%
Pipelines	495.9	2.7%
Total	$11,464.8	63.1%

Top 10 Industry Concentration	September 30, 2014	Percent of Total Fair Value
Banking	$2,240.3	12.5%
Asset-backed securities CLO (a)	1,755.9	9.8%
Municipal	1,313.3	7.3%
Life insurance	1,086.7	6.1%
Electric	958.8	5.4%
CMBS	836.1	4.7%
Property and casualty insurance	832.1	4.7%
Whole loan collateralized mortgage obligation (a)	806.5	4.5%
Other financial institutions	726.1	4.1%
Pipelines	561.2	3.1%
Total	$11,117.0	62.2%
(a) Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The fair value of FGL’s investments in subprime and Alt-A RMBS securities was $521.9 million and $1,240.4 million as of September 30, 2015, respectively, and $567.6 million and $1,131.6 million as of September 30, 2014, respectively.
The following table summarizes FGL’s exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2015 and 2014:

September 30, 2015						September 30, 2014
NAIC Designation		NRSRO		Percent of Total Fair Value		NAIC Designation		NRSRO		Percent of Total Fair Value
1	99.2%	AAA	2.0%	2008	—%	1	97.6%	AAA	4.2%	2008	0.3%
2	0.8%	AA	0.6%	2007	25.5%	2	1.4%	AA	0.7%	2007	23.8%
3	—%	A	3.8%	2006	40.9%	3	0.8%	A	4.5%	2006	35.4%
4	—%	BBB	1.2%	2005 and prior	33.6%	4	0.2%	BBB	2.2%	2005 and prior	40.5%
5	—%	BB and below	92.4%		100.0%	5	—%	BB and below	88.4%		100.0%
6	—%		100.0%			6	—%		100.0%
	100.0%						100.0%
Asset-backed securities exposure
As of September 30, 2015, FGL’s asset-backed securities (“ABS”) exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 84.1% of all ABS holdings. These exposures, are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of FGL’s ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.

The following table summarize FGL’s ABS exposure as of September 30, 2015 and 2014 (in millions):

	September 30, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
Collateralized loan obligations	$1,565.6	84.1%	$1,628.2	90.8%
Car loans	19.1	1.0%	18.0	1.0%
Other	275.8	14.9%	146.7	8.2%
Total asset-backed securities	$1,860.5	100.0%	$1,792.9	100.0%
The non-CLO exposure as of September 30, 2015 represents 15.9% of total ABS assets, or 1.5% of total invested assets. As of September 30, 2015, the CLO and non-CLO positions were trading at a net unrealized loss position of $42.5 million and unrealized gain of $0.4 million, respectively. The non-CLO exposure as of September 30, 2014 represented 9.2% of total ABS assets, or 0.9% of total invested assets. As of September 30, 2014, the CLO and non-CLO positions were trading at a net unrealized loss position of $8.7 million and a net unrealized gain position of $0.8 million, respectively.
Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2015 and 2014 were as follows (in millions, except for number of securities):

	September 30, 2015				September 30, 2014
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	0	$—	$—	$—	6	$120.4	$(1.4)	$119.0
United States Government sponsored entities	21	31.1	(0.5)	30.6	19	24.8	(0.1)	24.7
United States municipalities, states and territories	60	428.0	(15.1)	412.9	41	271.2	(6.3)	264.9
Corporate securities:
Finance, insurance and real estate	129	1,135.8	(51.8)	1,084.0	89	675.6	(13.3)	662.3
Manufacturing, construction and mining	77	587.8	(104.6)	483.2	39	352.5	(14.0)	338.5
Utilities, energy and related sectors	151	996.8	(95.8)	901.0	55	386.0	(9.0)	377.0
Wholesale/retail trade	94	399.3	(26.4)	372.9	31	250.8	(4.2)	246.6
Services, media and other	126	905.0	(75.5)	829.5	42	328.4	(8.4)	320.0
Hybrid securities	46	672.0	(42.3)	629.7	41	563.4	(15.2)	548.2
Non-agency Residential mortgage-backed securities	135	712.2	(25.8)	686.4	83	462.4	(11.0)	451.4
Commercial mortgage-backed securities	50	404.0	(9.4)	394.6	24	162.7	(2.0)	160.7
Asset-backed securities	192	1,484.0	(47.1)	1,436.9	134	1,132.8	(18.8)	1,114.0
Equity securities	22	146.7	(4.0)	142.7	25	240.4	(5.1)	235.3
	1,103	$7,902.7	$(498.3)	$7,404.4	629	$4,971.4	$(108.8)	$4,862.6
The gross unrealized loss position on the AFS fixed maturity and equity securities portfolio as of September 30, 2015, was $498.3 million, an increase of $389.5 million from $108.8 million at September 30, 2014. Corporate bonds represented 78.4% or $305.2 million of this increase as spreads were wider in most corporate sectors, with high grade spreads increasing to 169 percentage basis points (“bps”) from 145 bps in Fiscal 2015, and high yield spreads increasing to 630 bps from 476 bps in the same time period. The manufacturing, construction and mining sector and the utilities and energy sector experienced the largest increase in unrealized losses, growing from $14.0 million to $104.6 million and from $9.0 million to $95.8 million, respectively. Weakness in commodity sensitive positions was the largest component of the increase in the unrealized loss position, with holdings in the manufacturing, construction and mining segment comprising 20.8% of the gross unrealized loss, up from 12.9% in the prior period.
FGL’s municipal bond portfolio exposure is a combination of general obligation bonds (fair value of $356.2 million and an amortized cost of $337.9 million as of September 30, 2015) and special revenue bonds (fair value of $1,251.3 million and amortized cost of $1,181.7 million as of September 30, 2015). Across all municipal bonds, the largest issuer represented

7.0% of the category, less than 0.6% of the entire portfolio and was rated NAIC 1. FGL’s focus within municipal bonds is on NAIC 1 rated instruments, and 97.0% of the municipal bond exposure was rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding United States Government and United States Government sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2015 and 2014, were as follows (in millions, except for number of securities):

	September 30, 2015				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	35	$279.3	$200.4	$(78.9)	—	$—	$—	$—
Six months or more and less than twelve months	2	30.7	17.5	(13.2)	—	—	—	—
Twelve months or greater	—	—	—	—	2	0.7	0.1	(0.6)
Total investment grade	37	310.0	217.9	(92.1)	2	0.7	0.1	(0.6)

Below investment grade:
Less than six months	29	125.7	84.2	(41.5)	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.1	0.1	—
Twelve months or greater	1	—	—	—	4	0.4	—	(0.4)
Total below investment grade	30	125.7	84.2	(41.5)	5	0.5	0.1	(0.4)

Total	67	$435.7	$302.1	$(133.6)	7	$1.2	$0.2	$(1.0)
Other-Than-Temporary Impairments and Watch List
FGL has a policy and process in place to identify securities in its investment portfolio each quarter for which it should recognize evaluate for an other-than-temporary impairment (“OTTI”). At each balance sheet date, FGL identifies invested assets which have characteristics that create uncertainty as to FGL's future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, FGL reviews not only a change in current price relative to the asset’s amortized cost but the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically for corporate issues, FGL evaluates the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues it owns. On a quarterly basis, FGL reviews structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which is believed to have a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as FGL's watch list. At September 30, 2015 and 2014, FGL’s watch list included seventy and nine securities, respectively, in an unrealized loss position with an amortized cost of $435.8 million and $1.3 million, unrealized losses of $133.6 million and $1.1 million, and a fair value of $302.2 million and $0.2 million, respectively. FGL’s analysis of these securities, which included cash flow testing results, demonstrated the September 30, 2015 and 2014 carrying values were fully recoverable.
There were five and nine structured securities on the watch list to which FGL had potential credit exposure as of September 30, 2015 and 2014, respectively. FGL’s analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2015 and 2014 carrying values were fully recoverable.
Exposure to Sovereign Debt
FGL’s investment portfolio had no direct exposure to European sovereign debt as of September 30, 2015 or 2014. As of September 30, 2015 or 2014, FGL also had no material exposure risk related to financial investments in Puerto Rico.
AFS Securities
For additional information regarding FGL’s AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2015 refer to Note 5, Investments, to our Consolidated Financial Statements.

Net investment income and Net investment (losses) gains
For discussion regarding FGL’s Net investment income and Net investment (losses) gains refer to Note 5, Investments, to our Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding FGL’s concentration of financial instruments refer to Note 3, Significant Risks and Uncertainties, to our Consolidated Financial Statements.
Derivatives
FGL is exposed to credit loss in the event of non-performance by its counterparties on call options. FGL attempts to reduce this credit risk by purchasing such options from large, well-established financial institutions.
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

HGI Energy
Cash flows from operations are the principal sources of cash to meet Compass’ obligations, including interest payments under the Compass Credit Agreement, and to pay dividends to HGI Energy, HRG’s wholly-owned subsidiary that directly holds HRG’s interest in Compass. Compass’ budgeted capital expenditure program for fiscal year 2016 is primarily focused on recompletion projects in North Louisiana and the Permian Basin. Compass’ program attempts to target projects expected to have high probability of success and can provide acceptable rates of return in the current commodity price environment. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.
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
Borrowings under the Compass Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80.0% of the engineered value, as defined in the Compass Credit Agreement, of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. Compass is permitted to have derivative financial instruments covering no more than 100.0% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90.0% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85.0% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
The Compass Credit Agreement sets forth the term and conditions under which Compass is permitted to pay a cash distribution to the holders of its equity interests and provides that from and after the Optional Guarantee Payment Date, Compass may declare and pay a cash distribution to the extent of Available Cash, as defined in the Compass Credit Agreement, so long as, in each case, on the date of and after giving effect to such distributions, (i) no default exists, (ii) borrowing base usage, as defined in the Compass Credit Agreement, is not greater than 90.0%, and (iii) Compass is in compliance with the financial covenants.
As of September 30, 2015, total borrowings under the Compass Credit Agreement were $327.0 million and the borrowing base was $340.0 million. As discussed in Note 29, Subsequent Events to the accompanying Consolidated Financial Statements, on October 6, 2015, Compass repaid $20.0 million of the total borrowings and the outstanding balance was reduced to $307.0 million. Based on the November semi-annual borrowing base redetermination, the borrowing base under the Compass Credit Agreement was adjusted by the lender group from $340.0 million to $320.0 million.
On May 7, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included (i) modification of the Company's Consolidated Leverage Ratio whereby the permitted ratio limit is increased to 5.75 to 1.0 for the periods ending June 30, 2015 and September 30, 2015, and (ii) an additional financial covenant added in the form of Consolidated Cash Interest Coverage Ratio, whereby as of the periods ending June 30, 2015 and September 30, 2015 the consolidated earnings before tax, interest, depreciation, depletion, amortization and exploration expenses ("EBITDAX") to consolidated interest expense for the trailing four quarters will not be less than 3.50 to 1.0.
Compass' ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the Compass Credit Agreement, is computed based on the trailing twelve month period. As a result, Compass' ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.

On November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a modification of the Compass’ Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the permitted ratio limit was increased to 6.00 to 1.0 for the end of each fiscal quarter through September 30, 2016. Additionally, a provision was added to allow defaults under the Consolidated Leverage Ratio to be cured by means of an equity contribution or increase in the amount of the guarantee (the “Optional Guarantee”) of the Compass Credit Agreement by HGI Funding (a wholly owned subsidiary of HRG), the amount of which would be applied to reduce the amount of indebtedness that Compass is deemed to have outstanding as of the relevant Consolidated Leverage Ratio test date.
Concurrently with such amendment, HGI Funding, continued to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur in the third fiscal quarter of calendar 2016) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined (subject to the cap described below) based on the amount of the borrowing base at such time (the “Initial Secured Amount”). The guarantee was also amended to provide that HGI Funding is required to make a debt or equity contribution to Compass in the amount (if any) of the Optional Guarantee (the “Optional Secured Amount” and together with the Initial Secured Amount, the “Secured Amount”) within eleven business days of the delivery of Compass’s compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016 (the “Optional Guarantee Payment Date”). The Secured Amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 50.0% of fair market value through January 3, 2016 and 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). Through December 15, 2015 (or the Compass Asset Sale close date, whichever occurs first), HGI Funding’s aggregate obligations in connection with the Initial Guarantee and related contributions are not to exceed $110.0 million. HGI Funding’s aggregate obligations in connection with the Initial Guarantee subsequent to December 15, 2015 and through the June 2016 borrowing base redetermination date are (i) not to exceed $30.0 million upon closing the Compass Asset Sale and the corresponding reduction of the borrowing base under the Compass Credit Agreement by $145.0 million; or (ii) not to exceed $65.0 million, prior to the closing of the Compass Asset Sale in conjunction with a reduction of the borrowing base under the Compass Credit Agreement by $45.0 million if the Compass Asset Sale has not closed by December 15, 2015.
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
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and Front Street, which are subsidiaries of HRG (the “Affiliate Notes”). Interest on the Affiliate Notes has historically been funded by HRG. During Fiscal 2015, HRG funded $9.0 million of interest payments on the Affiliate Notes. As of the date of this report, HGI Energy was in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.
The following table presents Compass’ liquidity and financial position as of September 30, 2015 (in millions):

September 30, 2015
Borrowings under the Compass Credit Agreement	$327.0
Less: Cash	34.0
Net debt	$293.0
Borrowing base (1)	$340.0
Unused borrowing base (2)	11.9
Unused borrowing base plus cash (2)	45.9
(1) Based on the November semi-annual borrowing base redetermination, the borrowing base under the Compass Credit Agreement was adjusted by the lender group from $340.0 million to $320.0 million.
(2) Net of $1.1 million in letters of credit for Compass as of September 30, 2015.
Capital Expenditures
Compass' primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement. Fiscal 2015 capital expenditures for Compass were $21.7 million which primarily consisted of recompletion activities and capital expenditures associated with Compass’ transition to independent operations. Compass' capital program was focused on recompletion projects primarily targeting the Wolfcamp formation in the Permian Basin and the Hosston formation in East Texas/North Louisiana.

Compass’ capital expenditures for Fiscal 2015, Fiscal 2014 and for the period from inception to September 30, 2013 are presented below (in millions). Prior to October 31, 2014, Compass results represented our 74.4% proportionate interest. Results after October 31, 2014 represent 100.0% of Compass’ consolidated results.

	Fiscal		From Inception to Period Ended September 30,
	2015	2014	2013
Capital expenditures:
Development capital	$15.8	$15.4	$15.9
Gas gathering and water pipelines	—	0.1	0.1
Lease acquisitions and seismic	—	0.2	—
Corporate and other	5.9	3.4	2.1
Total	$21.7	$19.1	$18.1
HRG’s Proportionate 74.4% Share	N/A	$14.2	$13.5
Derivative financial instruments
Compass periodically uses oil and natural gas derivatives financial instruments to manage its exposure to commodity prices. These transactions limit exposure to declines in commodity prices, but also limit the benefits Compass would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of its derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of its derivative financial instruments. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if Compass terminates a contract prior to its expiration. Compass does not designate these instruments as hedging instruments for financial reporting purposes and, as a result, Compass recognizes the change in the respective instruments' fair value in earnings.
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net gain of $25.3 million for Fiscal 2015. The net gain during Fiscal 2015 was primarily the result of both decreased natural gas and crude oil prices. Based on the nature of Compass’ derivative financial instruments, increases in the related commodity price typically result in a decrease to the value of Compass’ derivative financial instruments. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The impacts on HRG’s proportionate 74.4% share of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net loss of $6.6 million and $1.3 million for Fiscal 2014 and for the period from inception to September 30, 2013, respectively. The increase in net losses during Fiscal 2014 as compared to prior year was primarily the result of increased natural gas prices.
Compass' production is generally sold at prevailing market prices. However, Compass periodically enters into derivative financial instruments for a portion of its production when market conditions are deemed favorable and oil and natural gas prices exceed Compass' minimum internal price targets.
Compass' objective in entering into derivative financial instruments is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with Compass' operations. These transactions limit Compass' exposure to declines in prices, but also limit the benefits Compass would realize if commodity prices increase.
Compass’ total cash receipts for Fiscal 2015, 2014 and for the period from inception to September 30, 2013 were $20.6 million, or $0.66 per Mcfe, and net cash payments of $6.2 million, or $0.23 per Mcfe, and $1.8 million or $0.10 per Mcfe, respectively. As noted above, the significant fluctuations between settlements on Compass' derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass' natural gas equivalent prices, before and after the impact of the cash settlements (payments) of its derivative financial instruments.

	Fiscal		Period from inception to September 30,
Average realized pricing:	2015	2014	2013
Natural gas equivalent per Mcfe	$3.41	$5.55	$4.99
Cash settlements on derivative financial instruments, per Mcfe	0.66	(0.23)	(0.10)
Net price per Mcfe, including derivative financial instruments	$4.07	$5.32	$4.89

As of September 30, 2015, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

(in millions, except volumes and prices)	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at September 30, 2015
Natural gas swaps (October - December 2015)	2,760	$3.95	$3.7
Natural gas three-way collars (October 2015)	620		0.2
Short call		3.27
Long put		2.85
Short put		2.10
Total natural gas	3,380		$3.9

Oil swaps (October - December 2015)	62	$94.98	$3.1
Oil collars (October - December 2015)	28		0.1
Short call		67.50
Long put		50.00
Oil three-way collars (January - December 2016)	183		0.8
Short call		76.00
Long put		56.00
Short put		42.00
Total oil	273		$4.0
Total oil and natural gas derivatives			$7.9
Compass’ derivative financial instruments are comprised of swap and three-way collar contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Collar contracts allow Compass to receive a market price if the market price settles within the call/put spread portion of the contract, to receive the put price if the market settles below the purchased put or a market price plus the difference between the purchased and sold puts, should the settlement price be below the sold put threshold.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Cash provided by (used in):	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Operating activities	$283.6	$607.9	$522.3	$(324.3)	$85.6
Investing activities	(2,003.9)	(1,920.6)	(2,010.8)	(83.3)	90.2
Financing activities	1,627.8	740.4	1,922.0	887.4	(1,181.6)
Effect of exchange rate changes on cash and cash equivalents	(29.7)	(8.2)	(4.5)	(21.5)	(3.7)
Net (decrease) increase in cash and cash equivalents	$(122.2)	$(580.5)	$429.0	$458.3	$(1,009.5)
Operating Activities
Cash provided by operating activities totaled $283.6 million for Fiscal 2015 as compared to cash provided of $607.9 million for Fiscal 2014. The $324.3 million decline was the result of (i) a $274.5 million decrease in cash provided by the Insurance segment; (ii) a $32.3 million decrease in cash provided by the Energy segment; (iii) a $19.0 million increase in cash used by the Asset Management segment; and (iv) a $10.9 million increase in cash used by the Corporate and Other segment; offset by a $12.4 million increase in cash provided by the Consumer Products segment.
The $274.5 million decrease in cash provided by the Insurance segment was primarily as a result of a $191.9 million decrease in cash and short-term collateral received from the Insurance segment's derivative counterparties as well as a $81.2 million increase in acquisition costs due to higher sales during Fiscal 2015.
The $32.3 million decrease in cash provided by the Energy segment was primarily driven by lower cash earnings as a result of the decline in average sales price for oil, natural gas and natural gas liquids during Fiscal 2015.

Cash provided by operating activities totaled $607.9 million for Fiscal 2014 as compared to cash provided of $522.3 million for Fiscal 2013. The $85.6 million improvement was the result of (i) a $176.2 million increase in cash provided by the Consumer Products segment; and (ii) a $7.1 million increase in cash provided by the Energy segment; offset by (i) a $48.1 million decrease in cash provided by the Insurance segment; (ii) a $33.0 million increase in cash used by the Corporate and Other segment; and (iii) a $16.6 million increase in cash used by the Asset Management segment.
The $176.2 million increase in cash provided by operating activities in the Consumer Products segment was primarily due to higher earnings of $79.0 million; (ii) $66.0 million increase in cash generated from working capital and other items driven by lower accounts receivable and inventory, partially offset by lower accounts payable and other working capital items; (iii) lower cash payments for interest of $46.0 million; and (iv) lower cash acquisition, integration and restructuring related costs of $14.0 million. These increases in cash provided by operating activities were partially offset by higher cash payments for income taxes of $31.0 million.
The Insurance segment’s $48.1 million decrease in cash provided by operating activities was primarily due to higher policy acquisition costs resulting from an increase in product sales from Fiscal 2013 to Fiscal 2014 and income taxes paid, partially offset by higher net investment income receipts.
The $33.0 million increase in cash used by the operating activities in the Corporate and Other segments was primarily due to increase in interest cash payments of $33.0 million driven by higher outstanding debt levels in Fiscal 2014 as compared to Fiscal 2013.
Investing Activities
Cash used in investing activities during Fiscal 2015 was $2.0 billion primarily driven by (i) $1.3 billion used for the acquisitions of AAG, European IAMS and Eukanuba, Salix and Tell in the Consumer Products segment and the acquisition of EXCO’s remaining 25.5% interest in Compass; (ii) $944.6 million of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments driven by investments of the proceeds from FIA sales; and (iii) $116.2 million of capital expenditures. Partially offsetting these outflows were net proceeds of $357.0 million from the repayment of asset-based loans.
Cash used in investing activities during Fiscal 2014 was $1.9 billion primarily driven by (i) $1.6 billion of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments, that was as a result of the Insurance segment investment strategy of significant sales of investments during the first fiscal quarter of 2013 and reinvesting the sales proceeds in September 2013 and into the first fiscal quarter of 2014; (ii) $190.6 million cash used to originate asset-based loans; (iii) $98.2 million of capital expenditures; and (iv) the acquisitions of Liquid Fence, FOH and CorAmerica.
Cash used in investing activities during Fiscal 2013 was $2.0 billion primarily driven by the $1.4 billion acquisition of the HHI Business, including Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (“TLM Taiwan”), the $517.5 million acquisition of equity interest in Compass, and the acquisitions of Shaser Biosciences, Inc. (“Shaser”) and our equity interest in the shallow Cotton Valley oil and natural gas properties, as well as $386.6 million cash used to originate asset-based loans and $100.1 million of capital expenditures. These cash outflows were partially offset by $491.4 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments.
Financing Activities
Cash provided by financing activities during Fiscal 2015 was $1.6 billion primarily driven by (i) proceeds from issuance of debt, net of financing costs of $3.7 billion to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $877.8 million; and (iii) $281.0 million of cash provided by the issuance of Spectrum Brands common stock in relation to the funding for the acquisition of AAG. Partially offsetting these cash inflows was cash used for (i) the repayment of debt, including tender and call premiums of $3.1 billion; (ii) $61.0 million used for the purchases of shares of Spectrum Brands and FGL as well as additional interest in CorAmerica; (iii) payment of dividends by our partially owned subsidiaries to non-controlling interest holders of $33.9 million (iv) common stock repurchases of $22.2 million; and (v) share based award tax withholding payments of $21.0 million.
Cash provided by financing activities during Fiscal 2014 was $740.4 million primarily driven by (i) proceeds from issuance of debt, net of financing costs of $922.3 million to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $604.4 million; and (iii) $172.6 million of cash provided by the FGL initial public offering (“IPO”). Partially offsetting these cash inflows was cash used for (i) repayment of debt, including tender and call premiums of $770.9 million; (ii) common stock repurchases of $65.6 million; (iii) Share based award tax withholding payments of $31.5 million; (iv) payment of dividends on preferred stock of $28.6 million; (v) payment of dividends by our partially owned subsidiaries to non-controlling interest holders of $28.3 million; and (vi) cash repayment of the revolving credit facility primarily related to the Compass Credit Agreement of $27.5 million.
Cash provided by financing activities during Fiscal 2013 was $1.9 billion primarily driven (i) by proceeds from issuance of debt of $4.4 billion to fund certain acquisitions, organic growth and refinance debt with lower interest rates and borrowings under the Compass Credit Agreement of $271.2 million, partially offset by $1.6 billion of cash used for repayment of debt, including tender and call premiums; (ii) $571.1 million of cash repayment of Spectrum Brands’ credit facilities; (iii) $350.7 million of cash used for the payment of contractholder account withdrawals, net of contractholder account deposits; (iv) $100.4 million of cash used for the payment of debt issuance costs; (v) $77.1 million of cash used for the purchase of Spectrum Brands stock; and (vi) $33.4 million of cash used for payment of dividends on preferred stock.

Debt Financing Activities
HRG
At September 30, 2015, the Company’s total outstanding indebtedness of $1,754.4 million consisted of $864.4 million 7.875% Senior Secured Notes, due July 15, 2019 and $890.0 million 7.75% Senior Unsecured Notes, due January 15, 2022.
Spectrum Brands
On May 20, 2015, in connection with the acquisition of AAG, Spectrum Brands issued $1,000.0 million aggregate principal amount of the 5.75% Notes. On June 23, 2015, Spectrum Brands entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450.0 million USD Term Loan due June 23, 2022, (ii) a $75.0 million CAD Term Loan due June 23, 2022 and (iii) a €300.0 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500.0 million Revolver Facility due June 23, 2020 (the “Revolver”). The proceeds from the Term Loans and draws on the Revolver were used to repay our then-existing senior term credit facility, repay our outstanding 6.75% Notes, repay and replace our then-existing asset based revolving loan facility and to pay fees and expenses in connection with the refinancing and for general corporate purposes.
In Fiscal 2014, Spectrum Brands amended its then-existing senior term credit facility, issuing two tranches maturing September 4, 2019 which provide for borrowings in the principal amounts of $215.0 million and €225.0 million. The proceeds from the amendment were used to refinance a portion of the then-existing senior term credit facility which was scheduled to mature December 17, 2019, in an amount outstanding of $513.3 million prior to refinancing. The $215.0 million U.S. dollar denominated portion was combined with the then-existing Tranche C maturing September 4, 2019. These loans were refinanced in the Fiscal 2015 as described above.
FGL
As of September 30, 2015, FGL’s total outstanding indebtedness consisted of a $300.0 million 6.375% Senior Notes, due April 1, 2021 and a borrowing base of $150.0 million under their three-year unsecured revolving credit facility (the "FGL Credit Agreement") with no unfunded investment commitments.
Compass
At September 30, 2015, the aggregate amount outstanding under the Compass Credit Agreement was $327.0 million. The agreement that contains certain restrictions that require Compass to maintain certain financial covenants was amended during Fiscal 2015.
At September 30, 2015, HRG and its subsidiaries were in compliance with their respective covenants under their senior credit agreements and senior unsecured indentures. See Note 14, Debt, to our Consolidated Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during Fiscal 2015 and 2014.

Equity Financing Activities
During Fiscal 2015, we granted shares and restricted stock awards representing approximately 1.9 million shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $25.2 million, a portion of which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise. During Fiscal 2015, we repurchased 1.7 million of our outstanding common stock for an aggregate $22.2 million under the $100.0 million repurchase program authorized by our Board in May 2014. During Fiscal 2014, we repurchased 5.2 million shares of our outstanding common stock for an aggregate $65.5 million under the $100.0 million repurchase program.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions) and excludes certain other obligations that have been reflected on our Consolidated Balance Sheets as of September 30, 2015 included in this report.

	Payments Due by Period
	Total	2016	2017 to 2018	2019 to 2020	After 2020
Annuity, universal life, and long-term products (a)	$31,562.5	$2,427.6	$5,292.7	$4,694.5	$19,147.7
Debt, excluding capital lease obligations (b)	6,320.2	35.4	357.8	895.2	5,031.8
Interest payments, excluding capital lease obligations (b)	2,389.4	370.0	728.6	645.4	645.4
Capital lease obligations (c)	119.7	11.1	20.2	17.1	71.3
Operating lease obligations (d)	183.0	45.5	71.7	40.1	25.7
Employee benefit obligations (e)	125.8	10.8	22.6	24.9	67.5
Letters of credit (f)	33.1	24.7	8.0	0.4	—
Unfunded asset-based lending commitments (g)	103.6	64.8	31.4	7.4	—
Other unfunded lending commitments (h)	144.9	27.4	—	50.5	67.0
Other liabilities (i)	29.7	23.6	5.7	0.4	—
Total contractual obligations	$41,011.9	$3,040.9	$6,538.7	$6,375.9	$25,056.4

(a)
Consists of projected payments through the year 2030 that the Insurance segment is contractually obligated to pay to annuity, universal life, and long-term care policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on historical experience, but actual amounts will differ.

(b)	For more information concerning debt, see Note 14, Debt, to our Consolidated Financial Statements.

(c)	Capital lease payments due by fiscal year include executory costs and imputed interest.

(d)	For more information concerning operating leases, see Note 22, Commitments and Contingencies, to our Consolidated Financial Statements.

(e)
Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans through fiscal year 2024 based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 16, Employee Benefit Obligations, to our Consolidated Financial Statements.

(f)	Consists of standby letters of credit that back the performance of certain entities under various credit facilities, insurance policies and lease arrangements.

(g)	Consists entirely of unfunded asset-based lending commitments of Salus.

(h)	Consists of unfunded investment commitments related to securities classified as fixed maturity AFS, commercial mortgage loans, other invested assets and other assets.

(i)
At September 30, 2015, our Consolidated Balance Sheets included $16.1 million of reserves for uncertain tax positions. It is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table. However, it is reasonably possible the amount of unrecognized tax benefits would be reduced up to $2.0 million within the next twelve months.

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
FGL
As of August 26, 2014, FGH, a wholly owned subsidiary of FGL, as borrower and the Company as guarantor, entered into a three-year $150.0 million unsecured revolving credit facility with certain lenders, with RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC acting as joint lead arrangers.
From time to time, FGL has unfunded investment commitments as result of the timing of when its investments are executed compared to the timing of when they are required to be funded. See Note 22, Commitments and Contingencies for a more complete discussion on unfunded investment commitments.

Seasonality
On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories within our Consumer Products and Energy segments tend to be seasonal. Revenues of our other segments are generally not seasonal.

Consumer Products
Sales in the consumer battery and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (our first fiscal quarter). Small appliance sales peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Sales for hardware and home improvement products increases during the spring and summer construction period (our third and fourth fiscal quarters). Sales for pet supplies products remains fairly constant throughout the year. Sales for home and garden control products typically peaks during the first six months of the calendar year (our second and third fiscal quarters). Demand for auto care products is generally at its highest during the period from March to June (our second and third fiscal quarters) based upon historical customer seasonal purchasing patterns and timing of promotional activities.
The seasonality of our net consumer product sales during the last three fiscal years was as follows:

Percentage of Annual Net Consumer Products Sales	Fiscal
Fiscal Quarter Ended	2015	2014	2013
First Quarter	23%	25%	21%
Second Quarter	23%	23%	24%
Third Quarter	26%	25%	27%
Fourth Quarter	28%	27%	28%
Energy
Historically the demand for natural gas generally decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price Compass receives for its natural gas production. Seasonal anomalies such as mild winters or hot summers can reduce this fluctuation, extremely cold winters and extremely hot summers may increase this fluctuation.

Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also required additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgement, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application only being for us beginning in the first quarter of our fiscal year ending September 30, 2018. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about the Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a period of one year from the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. If any event occurs in future periods that could affect our ability to continue as going concern, the Company will provide appropriate disclosure as required by ASU No. 2014-15.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the VIE model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, this ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, this ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that this ASU is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the its Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. The Company currently recognizes debt issuance costs as assets on its Consolidated Balance Sheets. ASU No. 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the provisions of ASU No. 2015-03 to determine the potential impact the new standard will have on its Consolidated Financial Statements.
Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangements, which provides for guidance on the accounting for fees paid in cloud computing arrangements. The ASU provides guidance to customers about whether the cloud computing arrangement includes a software license, which could be accounted for as a separate element of the arrangement similar to the acquisition of other software licenses. The absence of a software license would result in recognizing the arrangement as a service contract. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU No. 2015-05 is effective beginning in the first quarter of the fiscal year September 30, 2017, with early adoption permitted. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current U.S. GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this ASU, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. Early adoption is permitted. The amendments in this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not adopt this standard early and is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU No. 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU No. 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments require that an acquirer (i) recognize measurement period adjustments to estimated amounts in the reporting period in which the adjustment amounts are determined; (ii) in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date; and (iii) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017, with early adoption permitted. The amendments are applied to adjustments to provision amounts that occur after the effective date and the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements will depend on the future business combination activity.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain. Actual results could differ materially from those estimates. Except for the matter discussed below, there have been no material changes to the critical accounting policies and estimates.
General
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, Income Taxes.
The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting guidance requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.
In accordance with ASC 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more likely than not that the deferred tax assets will not be realized. We base these judgments on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2015, our consolidated valuation allowance was $1,019.9 million. Increase or decreases in our of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2015, 2014 and 2013, we recorded a net benefit (charge), respectively, due to changes in valuation allowances of $328.6 million, $(47.4) million and $151.8 million, respectively.
We also apply the accounting guidance for uncertain tax positions under ASC 740 which prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Our reserve for uncertain tax positions totaled $16.1 million and $12.6 million as of September 30, 2015 and 2014, respectively. See further discussion in Note 19, Income Taxes, to our Consolidated Financial Statements.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $11.3 million we have accrued as of September 30, 2015, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in Note 22, Commitments and Contingencies, to our Consolidated Financial Statements.
Goodwill, Intangible Assets and Other Long-Lived Assets
Our goodwill, intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives.
We evaluate certain long-lived assets to be held and used, such as properties and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted on an annual basis or at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not support the carrying value of the asset. The estimation of such amounts requires management’s judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.
On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we use a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital, and perpetuity growth rate, among other variables. We tested the aggregate estimated fair value of our consumer products reporting units for reasonableness by comparison to Spectrum Brands’ total market capitalization, which includes both its equity and debt securities.
In addition to goodwill, we have indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief from royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others.
We also review other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value.
A considerable amount of judgment and assumptions is required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. While we believe that our judgments and assumptions are reasonable, different assumptions could change the estimated fair value and therefore, additional impairment changes could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.
In Fiscal 2015, 2014 and 2013, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, there were no impairment charges in Fiscal 2014 and 2013. See “Corporate and Other” section below for impairments recorded in Fiscal 2015.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net, to our Consolidated Financial Statements for more information about our asset impairment determinations.
Revenue Recognition
We recognize revenue from product sales generally upon delivery to the customer or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and ability to collect is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of “Net consumer and other product sales” in our Consolidated Statements of Operations.
We enter into promotional arrangements, primarily with retail customers, that entitle such retailers to earn cash rebates from us, which require us. These arrangements require us to estimate and accrue the costs of these programs, which are treated as a reduction of “Net consumer and other product sales” in our Consolidated Statements of Operations.
We also also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of “Net consumer and other product sales” or an increase of “Cost of consumer products and other goods sold,” based on the type of promotional program. We monitor these commitments under all promotion arrangements and use various measures, including past experience, to estimate the earned, but unpaid, promotional costs. The terms of the our customer-related promotional arrangements and programs are tailored to each customer and documented through written contracts, correspondence or other communications with the individual customers. The income statement presentation of our promotional arrangements complies with ASC Topic 605: “Revenue Recognition.”
We also enter into various arrangements, primarily with retail customers, which require us to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. We capitalize slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. Capitalized slotting payments is treated as a reduction of “Net consumer and other product sales” in our Consolidated Statements of Operations and a corresponding asset is reported in “Other assets” in our Consolidated Balance Sheets.
Acquisition Accounting
The fair value of the consideration we pay for each new acquisition is allocated to tangible assets, and identifiable intangible assets, liabilities assumed, any non-controlling interest in the acquired entity and goodwill. The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models. Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. See Note 4, Acquisitions to our Consolidated Financial Statements for further discussion of business combination accounting valuation methodology and assumptions.
Restructuring and Related Charges
Restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred.
Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by us to exit certain activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities.
Restructuring and related charges associated with manufacturing and related initiatives are reported in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented. Restructuring and related charges associated with administrative functions are reported in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.
While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan. See Note 20, Restructuring and Related Charges to our Consolidated Financial Statements for further discussion of our restructuring initiatives and related costs.
Consumer Products Segment
Goodwill, Intangible Assets and Other Long-Lived Assets
Spectrum Brands has reporting units that are also consistent with Spectrum Brands’ product lines: global batteries & appliances, hardware and home improvement, global pet supplies, home & garden, and global auto care. The fair value of global batteries & appliances, hardware and home improvement, global pet supplies, and home & garden reporting units exceeded the carrying value by 54%, 38%, 29% and 66%, respectively. As a result of the AAG acquisition in the third quarter of Fiscal 2015, a new reporting unit was established. Due to the recent closing of the acquisition and the measurement of net assets acquired to fair value, a qualitative assessment of the carrying value of goodwill was performed for this reporting unit. This included the evaluation of factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit factors, among others. Based on its qualitative assessment, management concluded that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount, and a quantitative impairment test of the acquired goodwill for the global auto care reporting unit was not deemed necessary.
The fair value of Spectrum Brands’ tradenames exceeded the carrying values as of the date of the latest annual impairment testing resulting in no impairment of Spectrum Brands’ indefinite lived intangible assets for Fiscal 2015.
There were no triggering events identified during the year that would require the need for an impairment test over Spectrum Brands’ definite-lived intangible assets or tangible fixed assets.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 3, Significant Risks and Uncertainties to our Consolidated Financial Statements for a more complete discussion.
Insurance Segment
Valuation of AFS Securities, Derivatives and Other Invested Assets
Our fixed maturity and equity securities classified as AFS are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive (loss) income (“AOCI”), net of associated intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our AFS securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of AFS securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.
We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The following table presents the fair value of AFS fixed maturity and equity securities, and other invested assets, by pricing source and hierarchy level as of September 30, 2015 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Priced via third party pricing services	$86.5	$16,844.0	$—	$16,930.5
Priced via independent broker quotations	—	—	1,103.9	1,103.9
Priced via other methods	—	—	97.0	97.0
Total	86.5	16,844.0	1,200.9	18,131.4
Other invested assets:
Priced via other methods	—	—	13.0	13.0
Total	$86.5	$16,844.0	$1,213.9	$18,144.4
% of total	0.5%	92.8%	6.7%	100.0%
FGL’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. FGL generally obtains one value from its primary external pricing service. In situations where a price is not available from the independent pricing service, FGL may obtain broker quotes or prices from additional parties recognized to be market participants. FGL believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques. See Note 8, Fair Value of Financial Instruments, for further discussion.
FGL validates external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list.
FGL FIA contracts permit the holder to elect to receive a credit based on an interest rate or the performance of a market index. FGL hedges certain portions of our exposure to equity market risk by entering into derivative transactions. In doing so, FGL purchases derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the majority of the index credits due to contractholders under the FIA contracts. The call options are one-, two-, three-, or five-year call options, purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one-, two-, three-, or five-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of the FIA contracts, which permit changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. FGL is exposed to credit loss in the event of non-performance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.
All of FGL’s derivative instruments are recognized as either assets or liabilities at fair value in our Consolidated Balance Sheets. The change in fair value of our derivative assets is recognized in “Net investment (losses) gains” in the Consolidated Statements of Operations.
Certain FIA products contain an embedded derivative-a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what FGL would expect to receive or pay at the balance sheet date if FGL canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, FGL is largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in FGL’s FIA contracts are derived using market value of options, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of FGL’s FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For Fiscal 2015, the nonperformance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies.
See Note 5, Investments, Note 6, Derivative Financial Instruments and Note 8, Fair Value of Financial Instruments, to our Consolidated Financial Statements for a more complete discussion.
Evaluation of OTTI
FGL has a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not FGL would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities and asset backed securities. An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
When assessing FGL’s intent to sell a security or if it is more likely than not FGL will be required to sell a security before recovery of its amortized cost basis, FGL evaluates facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
FGL determines whether OTTI losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, FGL does not consider these investments to be OTTI. For equity securities, we recognize an OTTI in the period in which FGL does not have the intent and ability to hold the securities until recovery of cost or FGL determines that the security will not recover to book value within a reasonable period of time. FGL determines what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using FGL’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. During Fiscal 2015, FGL recognized impairment losses in operations totaling $30.1 million, including credit impairments of $20.1 million, and change-of-intent impairments of $10.0 million, related to AFS fixed maturity securities and other invested assets with an amortized cost of $268.0 million and a fair value of $237.9 million at September 30, 2015. During Fiscal 2014 and 2013, FGL recognized no material impairment losses on AFS fixed maturity and equity securities.
FGL also has a policy and process in place to evaluate mortgage loans held in their investment portfolio to assess whether any of the loans are impaired. Mortgage loans on real estate are all commercial mortgage loans (“CMLs”). Mortgage loans are evaluated by FGL’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. FGL’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt. If a mortgage loan is determined to be impaired (i.e. when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted on the loan’s original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. FGL also establishes a valuation allowance for estimated probable credit losses for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 5, Investments, to our Consolidated Financial Statements for a more complete discussion.
Deferred Policy Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
Acquisition costs that are incremental, direct costs of contract acquisition, as well as certain costs that are directly related to successful acquisition activities are capitalized as DAC. DAC consists principally of commissions and certain costs of policy issuance that are directly related to the successful acquisition of new business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred.
VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in-force at the acquisition date.
DAC and VOBA are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.
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

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. FGL uses a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, which require considerable judgment.

FGL performs sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA. The following table (in millions) presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC and VOBA. The effects, increase or (decrease) presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

September 30, 2015
A change to the long-term interest rate assumption of - 50 basis points	$54.0
A change to the long-term interest assumption of +50 basis points	45.4
An assumed 10% increase in surrender rate	(3.0)
Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

•	Lower assumed interest rates or higher assumed annuity surrender rates tend to decrease the balances of DAC and VOBA, thus decreasing income before income taxes.

•	Higher assumed interest rates or lower assumed annuity surrender rates tend to increase the balances of DAC and VOBA, thus increasing income before income taxes.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, Note 3, Significant Risks and Uncertainties and Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net, to our Consolidated Financial Statements for a more complete discussion.

Reserves for Future Policy Benefits and Product Guarantees
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on FGL’s experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. FGL reviews overall policyholder experience at least annually and updates these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. These changes in assumptions will also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect FGL’s reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. FGL utilizes a combination of actual and industry experience when setting its mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by FGL due to nonpayment of premiums. FGL makes estimates of expected full and partial surrenders of its fixed annuity products. FGL’s surrender rate experience in Fiscal 2015 on the fixed annuity products averaged 5.9% which is within FGL’s assumed ranges. FGL’s best estimate of surrender behavior incorporates actual experience over the entire period, as FGL believes that, over the duration of the policies, FGL will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on FGL’s reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, FGL determines the present value of the cost of the GMWB rider benefits in excess of benefits that are funded by the account value. FGL also calculates the expected value of the future rider charges for providing for these benefits. FGL accumulates a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and FGL updates these assumptions as experience emerges when required. FGL has minimal experience to date on policyholder behavior for its GMWB products which FGL began issuing in 2008, as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from FGL’s assumptions on GMWB utilizations, such deviations could have a significant effect on its reserve levels and related results of operations.
The Insurance segment’s aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2015 are summarized as follows (in millions):

	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$12,093.5	$—	$12,093.5
Fixed rate annuities	3,248.7	(70.6)	3,178.1
Immediate annuities	2,956.4	(134.2)	2,822.2
Universal life	1,324.6	(1,065.8)	258.8
Traditional life	1,614.1	(1,081.3)	532.8
Total	$21,237.3	$(2,351.9)	$18,885.4
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to our Consolidated Financial Statements for a more complete discussion.
Funds Withheld Receivables and Future Policy Holder Benefits Reserve
Front Street elected to apply the fair value option to account for its Funds Withheld Receivables, non-Funds Withheld assets and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-Funds Withheld assets held by Front Street, backing the Future Policy Holder Benefits Reserve, are measured at fair value. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.

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
The accounting for, and disclosure of, oil and natural gas producing activities require that Compass choose between two GAAP alternatives; the full cost method or the successful efforts method. Compass elected to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once Compass incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Compass’ unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $20.2 million for the Fiscal 2014, and are not subject to depletion. No unproved property costs were incurred in the Fiscal 2015. Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass evaluated these properties based on recent drilling results and impaired approximately $21.9 million , $6.1 million and $10.3 million of undeveloped properties which were transferred to the depletable portion of the full cost pool during Fiscal 2015, 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties. Compass capitalizes the portion of general and administrative costs that is attributable to our exploration, exploitation and development activities.
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
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass is required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2015 and 2014. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of Compass’ oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from its proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For Fiscal 2015, the trailing 12 month period month reference prices were $3.06 per Million British Thermal Units (“Mmbtu”) for natural gas at Henry Hub (“HH”), and $59.21 per barrel (“Bbl”) of oil for West Texas Intermediate at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $21.50 per Bbl and was based on the trailing 12 month period month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
For Fiscal 2015, Compass recognized impairments to its proved oil natural gas properties of $485.1 million primarily due to the sharp decline in oil and natural gas prices as well as the acquisition by HGI Energy of EXCO’s interest in Compass. As further discussed in Note 4, Acquisitions, HGI Energy’s acquisition of EXCO’s remaining interest in Compass triggered the remeasurement of the Company’s initial basis in Compass at fair value which increased Compass’ full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass full cost pool exceeded its ceiling test limitation at September 30, 2015 resulting in an impairment. Compass recognized a ceiling test impairment of $81.0 million for Fiscal 2014 primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation.
As a result of recent decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in Fiscal 2016 if prices do not rise. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
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
Asset Management
Allowance for Credit Losses on Asset Based Loans
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2015, there were nine loans with a net carrying value of $106.3 million considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During Fiscal 2015, the Company recognized charge-offs of $76.6 million. For Fiscal 2015, the Company recorded additional net increases in the allowance for credit losses of $52.9 million for a total provision for credit losses of $129.5 million across our Insurance and Asset Management segments. The internal risk rating of nine delinquent loans was categorized as doubtful during Fiscal 2015. Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio. As of September 30, 2014, there were no outstanding loans that had been individually considered impaired.
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 million term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $57.0 million and $93.0 million, respectively, after giving effect to a non-qualifying participation of $100.0 million held by a third party. During Fiscal 2015, the $100.0 million held by a third party was repaid in full because this third party had the right of first out in the case of a bankruptcy under an intercreditor agreement with Salus. During Fiscal 2015, Salus recognized charge-offs of $76.6 million and an additional net increase in the provision of credit losses of $24.8 million related to the loan with RadioShack. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales and ongoing litigation.
Corporate and Other Segment
Goodwill, Intangible Assets
As discussed in Note 1, Basis of Presentation and Nature of Operations to our Consolidated Financial Statements, effective April 19, 2015, FOHG filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. Prior to the bankruptcy, three of the Company’s consolidated subsidiaries were lenders to FOHG, which loans were fully eliminated upon consolidation. As a result of FOHG's Chapter 11 cases, the Company deconsolidated FOHG from the Consolidated Financial Statements in the third fiscal quarter of 2015.
For Fiscal 2015, we concluded that an impairment test was necessary for the FOH reporting unit. This conclusion was based on certain indicators of impairment, primarily related to the departure of Company’s CEO in December of 2014 and subsequent change in strategic direction of FOH since our acquisition of the business in May of 2014. During Fiscal 2015, we recorded an impairment charge of $60.2 million, related to goodwill of $28.3 million and indefinite lived intangible assets of $31.9 million. We did not identify indicators of impairment in any of our other reporting units.
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
Valuation of Embedded Derivative
Prior to exercising its option to convert substantially all of its outstanding preferred stock on May 15, 2014, the Company’s two series of outstanding preferred stock each contained a conversion feature (see Note 1, Basis of Presentation and Nature of Operations, to our Consolidated Financial Statements). If the Company were to have issued certain equity securities at a price lower than the conversion price of the respective preferred stock, the conversion price would have been adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). In accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature was considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative was bifurcated from the host contracts as of the respective issuance dates, marked to fair value with the change in fair value shown separately in the Consolidated Statements of Operations.

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
FGL has implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits; and

•	Investment and derivative guidelines.
FGL manages its risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a range of moderate to extreme capital markets stress scenarios, of the excess of available statutory capital above the minimum required under the NAIC regulatory Risk-Based Capital (“RBC”) methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations over a 30 year time horizon under the same moderate to extreme capital markets stress scenario. Maintaining a consistent level of earnings helps FGL to finance its operations, support capital requirements and provide funds to pay dividends to stockholders.

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
Equity Price Risk
HRG
HRG is exposed to equity price risk since, at times, it uses a portion of its excess cash to acquire marketable equity securities, which as of September 30, 2015, are all classified as trading within “Investments – Equity securities” in the Consolidated Balance Sheets. HRG follows a trading policy approved by its board of directors which sets certain restrictions on the amounts and types of securities it may acquire.

FGL
FGL is primarily exposed to equity price risk through certain insurance products, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of FIA contracts with crediting strategies linked to the performance of indices, such as the S&P 500 index, Dow Jones Industrials or the National Association of Securities Dealers Automated Quotation (“NASDAQ”) 100 index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed call option proceeds received at expiration related to such credits, any shortfall is funded by FGL's net investment spread earnings and future income. For Fiscal 2015, the annual index credits to policyholders on their anniversaries were $296.4 million. Proceeds received at expiration on call options related to such credits were $271.1 million. This shortfall is funded by FGL's net investment spread earnings.
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
Interest Rate Risk
FGL
Interest rate risk is FGL’s primary market risk exposure. FGL defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from FGL’s holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of FGL’s investments, as the majority of FGL’s insurance liabilities are backed by fixed maturity securities.
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
As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. FGL’s asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. FGL uses these simulations to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Duration measures the price sensitivity of a security to a small change. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks, as of September 30, 2015, is summarized as follows:

Duration	Amortized Cost	% of Total
0-4	$7,043.5	38.0%
5-9	6,298.8	34.0%
10-14	4,425.5	23.8%
15-20	782.7	4.2%
Total	$18,550.5	100.0%
 Spectrum Brands
A substantial portion of Spectrum Brands’ debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands’ variable rate debt will increase and will create higher debt service requirements, which would adversely affect Spectrum Brands’ cash flow and could adversely impact its results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general levels of United States, Canadian and European Union interest rates, London Interbank Offered rate ("LIBOR"), Canadian Dollar Offered rate ("CDOR") and Euro LIBOR affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rate change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.
At September 30, 2015, Spectrum Brands had $1,549.0 million, or 38.9%, of its total debt subject to variable interest rates, the majority related to its term loan of $1,538.4 million subject to a 0.75% floor. After inclusion of $300.0 million interest rate swaps fixing a portion of the variable rate debt, $1,249.0 million, or 31.4% of Spectrum Brands’ debt is subject to variable rates. Assuming an increase to market rates of 1.0% as of September 30, 2015, Spectrum Brands would incur an increase to interest expense of $5.6 million.
Compass
At September 30, 2015, Compass’ exposure to interest rate changes related primarily to borrowings under the Compass Credit Agreement. Interest is payable on borrowings under the Compass Credit Agreement based on a floating rate as more fully described in Note 14, Debt, to our Consolidated Financial Statements.
Foreign Exchange Risk
Spectrum Brands
Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars

and Brazilian Reals. Spectrum Brands manages its foreign exchange exposure from such sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.
At September 30, 2015, Spectrum Brands had $350.0 million equivalent of debt denominated in foreign currencies. Other than Spectrum Brands Euro-denominated term loan in the equivalent of $255.8 million recorded in a U.S. Dollar function entity, the remaining debt is recorded in countries with the same function currency as the debt. The foreign currency exposure from the Euro-denominated term loan is substantially offset by a Euro-denominated intercompany loan receivable recorded in a U.S. Dollar function entity.
Salus
Salus is subject to foreign exchange risks on asset-based loans originated in foreign currencies where Salus has retained the foreign currency risk. Foreign currency loans are made primarily in Canadian Dollars. As of September 30, 2015, Salus had $48.7 million of Canadian Dollar loans, of which $42.7 million that Salus has retained the foreign currency risk.
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
Credit Risk
The Insurance Segment
The Insurance segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in the Insurance segment’s portfolios of debt and similar securities. The carrying value of the Insurance segment’s fixed maturity AFS portfolio totaled $17.5 billion and $17.2 billion at September 30, 2015 and 2014, respectively. The Insurance segment’s credit risk materializes primarily as impairment losses. The Insurance segment is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where the Insurance segment expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
The following table presents FGL’s reinsurance recoverable balances and financial strength ratings for its four largest reinsurance recoverable balances as of September 30, 2015 (in millions):

		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reassurance	$1,493.0	A	Not Rated	Not Rated
Security Life of Denver	144.0	A	A	A2
Scottish Re	142.2	Not Rated	Not Rated	Not Rated
London Life	107.5	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of September 30, 2015, no allowance for uncollectible amounts was recorded.
Asset-Based Loans (Insurance and Asset Management Segments)
Salus and our Insurance segment are exposed to the risk that some of its borrowers may be unable to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce the Company’ earnings.
The Company’s asset-based loans are a financing tool where the loans are primarily based on the value of the borrowers’ available collateral, which is typically accounts receivable, inventory or other such assets. This collateral is viewed as the primary source of repayment of the loans, while the borrowers’ creditworthiness is viewed as a secondary source of repayment. The Company utilizes a loan structure and collateral monitoring process that focuses on the value of the available collateral, which is designed to reduce the risk of loss associated in delayed intervention and/or asset recovery.
The Company has developed a variety of processes to value and monitor the collateral related to its loans, and maintains its lien position in the collateral securing its loans. However, there can be no assurance that the Company will not suffer a partial or complete loss if its loans became non-performing for any reason. As of September 30, 2015, $125.5 million of the Company’s outstanding loans were classified as doubtful. Most of these loans were placed on nonaccrual status during the year and all were reserved to reflect the amounts the Company expected to recover through the normal recovery process, not giving effect to any ongoing litigation. The carrying value of all outstanding loans represented approximately 72.7% of the eligible collateral for the loans, without the impaired loan, it would have been 61.8%. See Note 5, Investments, to our Consolidated Financial Statements, for further details on the Company’s asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price Risk — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. As of September 30, 2015, assuming all other factors are constant, we estimate that a 10% decline in equity market prices would have an $3.3 million adverse impact on HRG’s trading portfolio of marketable equity securities.
Equity Price Risk — Other
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $62.0 million, its derivative investments to decrease by less than $0.1 million based on equity positions as of September 30, 2015, and its FIA embedded derivative liability to decrease by approximately $8.6 million. Because FGL’s equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing DAC and VOBA.
Interest Rate Risk
Spectrum Brands
At September 30, 2015, the potential change in fair value of Spectrum Brands' outstanding interest rate derivative instruments assuming a 100 basis points decline in interest rates would be a loss of $0.6 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands' variable rate Term Loan would be a net loss of $0.6 million.
FGL
FGL assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase one percentage point from levels at September 30, 2015, the estimated fair value of FGL’s fixed maturity securities would decrease by approximately $1,128.4 million, of which $52.2 million relates to the Front Street Cayman fixed income portfolio. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $726.5 million in accumulated other comprehensive income and a decrease of $701.8 million in stockholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2015, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $150.7 million.
The actuarial models used to estimate the impact of a 100 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an OTTI) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Compass
A 100 basis points change in interest rates based on the variable-rate borrowings outstanding as of September 30, 2015 of $327.0 million would result in an increase or decrease in Compass’ interest expense of $3.3 million per year. The interest Compass pays on its borrowings is set periodically based upon market rates.
Foreign Exchange Risk
Spectrum Brands
As of September 30, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34.2 million. The net impact on reported earnings, after also including the effect of the change on one year's underlying foreign currency-denominated exposures, would be a net gain of $17.2 million.
Salus
As of September 30, 2015, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $4.3 million.
Commodity Price Risk
Spectrum Brands
As of September 30, 2015, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% decline in the underlying commodity prices, would be a loss of $2.5 million. The impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.6 million.
Compass
Compass’ use of derivative financial instruments could have the effect of reducing its revenues and the value of its securities. For Fiscal 2015, a $1.00 increase (decrease) in the average commodity price per Mcfe would have resulted in an increase (decrease) in cash settlement receipts (or a decrease (increase) in settlements received) of approximately $19.3 million. The ultimate settlement amount of Compass’ outstanding derivative financial instrument contracts is dependent on future commodity prices. Compass may incur significant unrealized losses in the future from its use of derivative financial instruments to the extent market prices increase and its derivatives contracts remain in place.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Controls Over Financial Reporting
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
The Company’s management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2015 in accordance with the COSO criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. Management excluded the auto care business acquired in the acquisition of AAG, which was completed on May 21, 2015, from its assessment of the effectiveness of internal control over financial reporting. The total assets of $1,543.1 million and the total net sales of $160.5 million associated with AAG are included in the consolidated financial statements of the Company as of and for the Fiscal 2015. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed in the following paragraph.
In August 2015, FGL insourced the valuation of derivatives used to hedge the equity market risk of the FGL’s indexed annuity contracts. FGL management implemented internal controls to support this new internal process and hired new personnel with relevant prior experience in derivatives trading and valuation.
AAG Acquisition
On May 21, 2015, Spectrum Brands completed the acquisition of AAG. As permitted by the guidelines established by the staff of the SEC for newly acquired businesses, management has excluded AAG and its subsidiaries from its assessment of the effectiveness of our internal control over financial reporting. As previously reported, in connection with the preparation of the financial statements of Armored AutoGroup Inc. (“AAG Sub”), a subsidiary of AAG, for Fiscal 2014, certain significant deficiencies in AAG Sub’s internal controls became evident to its management that, in the aggregate, represent a material weakness. None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, were reflected in AAG’s consolidated financial statements for Fiscal 2014. In connection with the AAG Acquisition, Spectrum Brands was aware of and reviewed these deficiencies as part of their due diligence process and determined that they were not material to them at the time. Spectrum Brands will continue to evaluate and monitor these deficiencies as they integrate AAG into its control environment following the acquisition and have taken steps to mitigate and address the deficiencies.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information
Appointment of Chief Accounting Officer
On November 19, 2015, the Company appointed George C. Nicholson, 56, to the position of Chief Accounting Officer of the Company. Mr. Nicholson has been employed by HGI Asset Management, a subsidiary of the Company, since May 2013. Prior to that, Mr. Nicholson served as Vice President and Controller of FGL Insurance from August 2007 through May 2013. Prior to joining FGL Insurance, Mr. Nicholson served as Chief Accounting Officer of Capital Bank Corporation from September 2005 to August 2007 and previously held executive positions at Nationwide Mutual Insurance Company and London Pacific Life & Annuity Company. Mr. Nicholson spent 10 years with Ernst & Young ending as a Senior Manager specializing in the energy and financial services industry. Mr. Nicholson is a Certified Public Accountant and holds a Master of Business Administration degree from the University of Kentucky and a Bachelor of Business Administration degree from Eastern Kentucky University.
In connection with this appointment, on November 19, 2015, the Company entered into an employment agreement with Mr. Nicholson, effective as of November 19, 2015 (the “Effective Date”). Mr. Nicholson’s annual base salary will initially be $275,000. Mr. Nicholson will also be eligible for an annual bonus with a target amount equal to $275,000. Mr. Nicholson shall be paid a one-time signing and relocation bonus of $100,000, which will be paid in connection with such relocation or such earlier time as determined by the Company’s Chief Executive Officer.
The employment agreement provides that Mr. Nicholson’s employment with the Company is at-will and his employment thereunder may be terminated at any time with or without notice. If during the term of the employment agreement, the Company terminates Mr. Nicholson’s employment without “Cause” or if Mr. Nicholson terminates his employment for “Good Reason”, subject to receiving a signed separation agreement and general release of claims from Mr. Nicholson, the Company shall pay or provide Mr. Nicholson with (i) severance equal to twelve months base salary in accordance with the terms of the Company’s then current severance plan and (ii) payment of any portion of the annual bonus for the prior year which was earned but unpaid.

In addition, the Company shall pay Mr. Nicholson any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.
Mr. Nicholson is also subject to certain non-competition restrictions for six (6) months post termination of employment and certain non-solicitation restrictions for six (6) months post termination of employment, as well as perpetual confidentiality provisions. Mr. Nicholson is subject to a perpetual non-disparagement covenant and, subject to Mr. Nicholson signing a release, the non-disparagement covenant will be mutual.
The description of Mr. Nicholson’s employment agreement does not purport to be a complete description of the terms thereof and is qualified in its entirety by reference to the complete text of the agreement, a copy of which is attached as Exhibit 10.21 to this report and is incorporated herein by reference. Interested parties should read that document in its entirety.
Cancellation of the Certificate of the Series A-2 Participating Convertible Preferred Stock
On November 19, 2015, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) of the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Shares”) with the Secretary of State of the State of Delaware to eliminate the Series A-2 Preferred Shares.
The Certificate of Elimination, effective upon filing, had the effect of eliminating from the Company’s certificate of incorporation all provisions relating to the terms of the Series A-2 Preferred Shares, which were initially set forth in the Certificate of Designation of Series A-2 Participating Convertible Preferred Stock, dated August 5, 2011.
The foregoing is a summary of the Certificate of Elimination. The summary does not purport to be complete and is qualified in its entirety by reference to the Certificate of Elimination, a copy of which is attached as Exhibit 3.1 to this report and incorporated herein by reference.

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

LIST OF EXHIBITS
(b) List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.
Effective March 9, 2015, we changed our name from Harbinger Group Inc. to HRG Group, Inc.

Exhibit No.	Description of Exhibit
3.1*
Certificate of Incorporation of HRG Group, Inc. as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 11, 2015 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on form 8-K filed July 15, 2015 (File No. 1-4219); and Certificate of Elimination of Series A-2 Participating Convertible Preferred Stock, dated November 19, 2015, filed herewith).

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

4.7
Registration Rights Agreement, dated as of May 19, 2015, by and between HRG Group, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 26, 2015 (File No. 1-4219)).

4.8
Registration Rights Agreement, dated as of May 19, 2015, by and between HRG Group, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 26, 2015 (File No. 1-4219)).

4.9
Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc., adopted on May 12, 2011 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

4.10
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

Exhibit No.	Description of Exhibit
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

10.6
Letter Agreement, dated March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2014 (File No. 1-4219)).

10.7
Registration Rights Acknowledgment, dated March 18, 2014, by and among Harbinger Group Inc., Leucadia National Corporation, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 19, 2014 (File No. 1-4219)).

10.8
Registration Rights Agreement, dated as of December 18, 2013, by and between Fidelity & Guaranty Life and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 7, 2014 (File No: 1-4219)).

10.9†
Form of Indemnification Agreement, by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).

10.10†
Employment Agreement, dated February 11, 2014, by and between Omar Asali and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

10.11†
Employment Agreement, dated February 11, 2014, by and between David Maura and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

10.12†
Employment Agreement, dated February 11, 2014, by and between Thomas Williams and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

10.13†
Employment Agreement, dated as of November 1, 2012, by and between Harbinger Group Inc. and Michael Sena (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2012 (File No. 1-4219)).

10.14†
Separation and General Release Agreement, dated as of November 25, 2014, by and between Harbinger Group Inc. and Philip A. Falcone (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2014 (File No. 001-4219)).

10.15†
Retention and Release Agreement, dated as of August 6, 2015, by and between HRG Group, Inc. and Thomas A. Williams (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2015 (File No. 1-4219)).

10.16†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan, adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.17†
First Amendment to Harbinger Group Inc. 2011 Omnibus Equity Award Plan, (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).

10.18†
Harbinger Group Inc. 2011 Omnibus Equity Award Plan Forms of Restricted Stock Award Agreement (Non-Employee Directors), Restricted Stock Unit Agreement, Stock Award Agreement, Employee Nonqualified Option Award Agreement and Restricted Stock Award Agreement (Employees) (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed November 21, 2014 (File No. 1-4219)).

10.19†	The Harbinger Group Inc. 2014 Warrant Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).
10.20†
Common Stock Purchase Warrant Agreement, dated March 10, 2014, by and between Harbinger Group Inc. and Philip Falcone (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (File No: 1-4219)).

10.21*†	Employment Agreement, dated as of November 19, 2015, by and between HRG Group, Inc. and George C. Nicholson.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers.
31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	September 30, 2015 Report of Lee Keeling and Associates, Inc.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	November 20, 2015	By:	/s/ THOMAS A. WILLIAMS
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

Signature	Title	Date

/s/ OMAR M. ASALI Omar M. Asali	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2015

/s/ THOMAS A. WILLIAMS Thomas A. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 20, 2015

/s/ GEORGE NICHOLSON George Nicholson	Chief Accounting Officer (Principal Accounting Officer)	November 20, 2015

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Chairman of the Board of Directors	November 20, 2015

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	November 20, 2015

/s/ CURTIS GLOVIER Curtis Glovier	Director	November 20, 2015

/s/ FRANK IANNA Frank Ianna	Director	November 20, 2015

/s/ GERALD LUTERMAN Gerald Luterman	Director	November 20, 2015

/s/ DAVID M. MAURA David M. Maura	Director	November 20, 2015

/s/ ANDREW WHITTAKER Andrew Whittaker	Director	November 20, 2015

Financial Statements

HRG GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HRG Group, Inc.:
We have audited the accompanying consolidated balance sheets of HRG Group, Inc. and subsidiaries (formerly Harbinger Group Inc. - the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HRG Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HRG Group, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
November 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HRG Group, Inc.:

We have audited HRG Group, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HRG Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on HRG Group, Inc.’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of HRG Group, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, HRG Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
HRG Group, Inc.’s consolidated subsidiary - Spectrum Brands Holdings, Inc. acquired Armored AutoGroup Parent, Inc. during 2015, and management excluded from its assessment of the effectiveness of HRG Group, Inc.’s internal control over financial reporting as of September 30, 2015, Armored AutoGroup Parent Inc.’s internal control over financial reporting associated with total assets of $1,543.1 million and total net sales of $160.5 million included in the consolidated financial statements of HRG Group, Inc. and subsidiaries as of and for the year ended September 30, 2015. Our audit of internal control over financial reporting of HRG Group, Inc. also excluded an evaluation of the internal control over financial reporting of Armored AutoGroup Parent, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HRG Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, along with the financial statement schedules I to IV, and our report dated November 20, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ KPMG LLP
New York, New York
November 20, 2015

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share and share amounts)

	September 30,
	2015	2014
ASSETS
Investments (Note 5):
Fixed maturities	$17,514.8	$17,211.5
Equity securities	649.4	768.1
Derivatives	81.9	296.3
Asset-based loans	335.8	811.6
Commercial mortgage loans	489.2	136.2
Other invested assets	39.6	28.8
Total investments	19,110.7	19,252.5
Cash and cash equivalents	1,197.0	1,319.2
Receivables, net (Note 9)	632.9	585.1
Inventories, net (Note 10)	780.8	635.2
Accrued investment income	192.0	184.9
Reinsurance recoverable (Note 17)	2,351.9	2,397.6
Deferred tax assets (Note 19)	285.0	186.7
Properties, including oil and natural gas properties, net (Note 11)	812.8	908.6
Goodwill (Note 12)	2,487.4	1,524.8
Intangibles, including DAC and VOBA, net (Note 12)	3,528.9	2,683.7
Other assets	954.7	421.9
Total assets	$32,334.1	$30,100.2

LIABILITIES AND EQUITY
Insurance reserves:
Contractholder funds	$17,769.8	$16,463.5
Future policy benefits	4,096.8	3,655.5
Liability for policy and contract claims	55.3	58.1
Funds withheld from reinsurers	9.8	38.0
Total insurance reserves	21,931.7	20,215.1
Debt (Note 14)	6,382.7	5,157.8
Accounts payable and other current liabilities (Note 13)	1,137.7	1,033.0
Employee benefit obligations (Note 16)	92.9	86.2
Deferred tax liabilities (Note 19)	613.6	533.3
Other liabilities	587.4	817.8
Total liabilities	30,746.0	27,843.2

Commitments and contingencies (Note 22)

HRG Group, Inc. shareholders' equity:
Common stock, $0.01 par; 500,000.0 thousand shares authorized; 201,383.8 thousand and 202,295.6 thousand shares issued and outstanding at September 30, 2015 and 2014, respectively.	2.0	2.0
Additional paid-in capital	1,458.5	1,472.3
Accumulated deficit	(833.1)	(276.3)
Accumulated other comprehensive (loss) income	(40.7)	243.6
Total HRG Group, Inc. shareholders' equity	586.7	1,441.6
Noncontrolling interest	1,001.4	815.4
Total shareholders’ equity	1,588.1	2,257.0
Total liabilities and equity	$32,334.1	$30,100.2
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year ended September 30,
	2015	2014	2013
Revenues:
Net consumer and other product sales	$4,733.1	$4,449.2	$4,085.6
Oil and natural gas	107.4	147.0	90.2
Insurance premiums	59.8	56.6	58.8
Net investment income	927.2	842.2	734.7
Net investment (losses) gains	(104.7)	395.3	511.6
Insurance and investment product fees and other	93.1	72.7	62.5
Total revenues	5,815.9	5,963.0	5,543.4
Operating costs and expenses:
Cost of consumer products and other goods sold	3,050.9	2,875.6	2,695.3
Oil and natural gas direct operating costs	85.9	69.6	44.0
Benefits and other changes in policy reserves	625.5	852.7	531.8
Selling, acquisition, operating and general expenses	1,476.5	1,332.5	1,216.6
Impairments and bad debt expense	675.3	83.9	58.2
Amortization of intangibles	129.6	179.2	260.1
Total operating costs and expenses	6,043.7	5,393.5	4,806.0
Operating (loss) income	(227.8)	569.5	737.4
Interest expense	(429.7)	(321.9)	(511.9)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(12.7)	(101.6)
Gain on deconsolidation of subsidiary	38.5	—	—
Gain upon gaining control of equity method investment	141.2	—	—
Other income (expense), net	37.0	(21.7)	(5.6)
(Loss) income from continuing operations before income taxes	(440.8)	213.2	118.3
Income tax expense	71.6	111.5	187.3
Net (loss) income	(512.4)	101.7	(69.0)
Less: Net income (loss) attributable to noncontrolling interest	44.4	112.0	(23.2)
Net loss attributable to controlling interest	(556.8)	(10.3)	(45.8)
Less: Preferred stock dividends, accretion and loss on conversion	—	73.6	48.4
Net loss attributable to common and participating preferred stockholders	$(556.8)	$(83.9)	$(94.2)

Net loss per common share attributable to controlling interest:
Basic	$(2.81)	$(0.51)	$(0.67)
Diluted	$(2.81)	$(0.51)	$(0.67)

See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year ended September 30,
	2015	2014	2013
Net (loss) income	$(512.4)	$101.7	$(69.0)

Other comprehensive income (loss):
Foreign currency translation losses	(112.9)	(32.5)	(6.6)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	11.4	13.1	(2.0)
Net reclassification adjustment for (gains) losses included in net income	(27.5)	2.6	(0.9)
Changes in derivative instruments after reclassification adjustment	(16.1)	15.7	(2.9)
Changes in deferred income tax asset/liability	5.2	(4.2)	(0.2)
Deferred tax valuation allowance adjustments	(2.2)	—	0.6
Net unrealized (loss) gain on hedging derivative instruments	(13.1)	11.5	(2.5)
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(13.6)	(8.7)	9.6
Net reclassification adjustment for losses included in cost of goods sold	0.7	0.6	1.6
Net reclassification adjustment for gains included in selling and general and administrative expenses	0.7	0.8	(0.2)
Changes in actuarial adjustments to pension plans	(12.2)	(7.3)	11.0
Changes in deferred income tax asset/liability	3.6	2.2	(5.1)
Deferred tax valuation allowance adjustments	(3.1)	(0.6)	(0.1)
Net actuarial adjustments to pension plans	(11.7)	(5.7)	5.8
Unrealized investment (losses) gains:
Changes in unrealized investment (losses) gains before reclassification adjustment	(643.8)	627.5	(490.5)
Net reclassification adjustment for losses (gains) included in net income	28.8	(101.0)	(333.4)
Changes in unrealized investment (losses) gains after reclassification adjustment	(615.0)	526.5	(823.9)
Adjustments to intangible assets	219.7	(156.8)	327.3
Changes in deferred income tax asset/liability	138.7	(129.0)	173.1
Net unrealized (loss) gain on investments	(256.6)	240.7	(323.5)
Net change to derive comprehensive (loss) income for the period	(394.3)	214.0	(326.8)
Comprehensive (loss) income	(906.7)	315.7	(395.8)
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net income (loss)	44.4	112.0	(23.2)
Other comprehensive (loss) income	(108.0)	32.6	(2.2)
	(63.6)	144.6	(25.4)
Comprehensive (loss) income attributable to the controlling interest	$(843.1)	$171.1	$(370.4)

See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at September 30, 2012	140.2	$1.4	$861.2	$(98.2)	$413.2	$1,177.6	$421.3	$1,598.9
Net loss	—	—	—	(45.8)	—	(45.8)	(23.2)	(69.0)
Unrealized investment gains, net	—	—	—	—	(323.5)	(323.5)	—	(323.5)
Other unrealized losses	—	—	—	—	(1.5)	(1.5)	(1.0)	(2.5)
Actuarial adjustments to pension plans	—	—	—	—	4.1	4.1	1.7	5.8
Translation adjustment	—	—	—	—	(3.7)	(3.7)	(2.9)	(6.6)
Comprehensive income						(370.4)	(25.4)	(395.8)
Repurchase of common stock	(1.7)	—	(12.3)	—	—	(12.3)	—	(12.3)
Purchases of subsidiary stock	—	—	(58.8)	—	(0.9)	(59.7)	(17.4)	(77.1)
Stock compensation	3.1	—	44.5	—	—	44.5	13.1	57.6
Restricted stock surrendered for tax withholding	—	—	(13.8)	—	—	(13.8)	(8.5)	(22.3)
Preferred stock dividends and accretion	—	—	—	(48.4)	—	(48.4)	—	(48.4)
Conversion of preferred stock	0.8	—	7.2	—	—	7.2	—	7.2
NCI in acquired subsidiary	—	—	—	—	—	—	43.0	43.0
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(17.3)	(17.3)
Balances at September 30, 2013	142.4	1.4	828.0	(192.4)	87.7	724.7	408.8	1,133.5
Net income	—	—	—	(10.3)	—	(10.3)	112.0	101.7
Unrealized investment losses, net	—	—	—	—	197.7	197.7	43.0	240.7
Other unrealized gains	—	—	—	—	6.8	6.8	4.7	11.5
Actuarial adjustments to pension plans	—	—	—	—	(4.0)	(4.0)	(1.7)	(5.7)
Translation adjustment	—	—	—	—	(19.1)	(19.1)	(13.4)	(32.5)
Comprehensive income						171.1	144.6	315.7
Repurchase of common stock	(5.2)	(0.1)	(65.5)	—	—	(65.6)	—	(65.6)
Proceeds from public offering of subsidiary shares	—	—	(58.5)	—	(25.5)	(84.0)	256.6	172.6
Purchases of subsidiary stock	—	—	(11.1)	—	—	(11.1)	2.8	(8.3)
Exercise of stock options	—	—	2.8	—	—	2.8	—	2.8
Stock compensation	3.2	0.1	72.3	—	—	72.4	20.6	93.0
Restricted stock surrendered for tax withholding	(0.1)	—	(21.1)	—	—	(21.1)	(10.4)	(31.5)
Preferred stock dividends, accretion and loss on conversion	—	—	—	(73.6)	—	(73.6)	—	(73.6)
Conversion of preferred stock	62.0	0.6	725.4	—	—	726.0	—	726.0
NCI in acquired subsidiary	—	—	—	—	—	—	20.7	20.7
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(28.3)	(28.3)
Balances at September 30, 2014	202.3	2.0	1,472.3	(276.3)	243.6	1,441.6	815.4	2,257.0
Net income	—	—	—	(556.8)	—	(556.8)	44.4	(512.4)
Unrealized investment losses, net	—	—	—	—	(206.1)	(206.1)	(50.5)	(256.6)
Other unrealized losses	—	—	—	—	(7.5)	(7.5)	(5.6)	(13.1)
Actuarial adjustments to pension plans	—	—	—	—	(7.0)	(7.0)	(4.7)	(11.7)
Translation adjustment	—	—	—	—	(65.7)	(65.7)	(47.2)	(112.9)
Comprehensive income						(843.1)	(63.6)	(906.7)
Repurchase of common stock	(1.7)	(0.1)	(22.1)	—	—	(22.2)	—	(22.2)
Proceeds from public offering of subsidiary shares, net	—	—	29.9	—	1.3	31.2	249.8	281.0
Purchases of subsidiary stock	—	—	(76.8)	—	0.7	(76.1)	15.1	(61.0)
Exercise of stock options	0.7	—	4.1	—	—	4.1	—	4.1
Stock compensation	1.4	0.1	71.0	—	—	71.1	18.9	90.0
Restricted stock surrendered for tax withholding	(1.3)	—	(19.9)	—	—	(19.9)	(1.1)	(21.0)
NCI in acquired subsidiary	—	—	—	—	—	—	0.8	0.8
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(33.9)	(33.9)
Balances at September 30, 2015	201.4	$2.0	$1,458.5	$(833.1)	$(40.7)	$586.7	$1,001.4	$1,588.1
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year ended September 30,
	2015	2014	2013

Cash flows from operating activities:
Net (loss) income	$(512.4)	$101.7	$(69.0)
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	134.1	123.4	98.6
Amortization of intangibles	129.6	179.2	260.1
Intangible asset impairment	60.2	—	—
Loan provision and bad debt expense	130.6	—	—
Impairment of oil and natural gas properties	485.1	81.0	54.3
Stock compensation	91.8	91.1	61.5
Amortization of debt issuance costs	22.1	21.0	18.1
Amortization of debt discount	4.8	4.6	3.0
Write-off of discount (premium) and debt issuance costs on retired debt	12.8	9.2	29.3
Deferred income taxes	27.0	(5.5)	170.7
Gain on contingent purchase price reduction	(8.5)	(0.5)	—
Gain on deconsolidation of subsidiary	(38.5)	—	—
Gain upon gaining control of equity method investment	(141.2)	—	—
Interest credited/index credits to contractholder account balances	451.5	711.6	375.0
Collateral received	(128.4)	63.5	72.0
Amortization of fixed maturity discounts and premiums	(65.4)	(43.0)	16.7
Net recognized gains on investments and derivatives	62.5	(365.5)	(411.8)
Charges assessed to contractholders for mortality and administration	(69.0)	(45.8)	(31.5)
Deferred policy acquisition costs	(320.1)	(239.0)	(147.4)
Non-cash increase to cost of goods sold due to the sale of inventory revalued in acquisition	21.7	—	31.0
Non-cash restructuring and related charges	20.1	9.2	—
Changes in operating assets and liabilities:	(86.8)	(88.3)	(8.3)
Net change in cash due to operating activities	283.6	607.9	522.3

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	5,453.7	5,609.2	9,432.2
Cost of investments acquired	(6,398.3)	(7,221.4)	(8,940.8)
Acquisitions, net of cash acquired	(1,320.0)	(27.2)	(2,014.8)
Net asset-based loan repayments (originations)	357.0	(190.6)	(386.6)
Capital expenditures	(116.2)	(98.2)	(100.1)
Proceeds from sales of assets	20.8	9.4	—
Other investing activities, net	(0.9)	(1.8)	(0.7)
Net change in cash due to investing activities	(2,003.9)	(1,920.6)	(2,010.8)

Cash flows from financing activities:
Proceeds from issuance of new debt	3,697.9	941.6	4,444.0
Repayment of debt, including tender and call premiums	(3,050.5)	(770.9)	(1,608.5)
Revolving credit facility activity	—	(27.5)	(299.9)
Debt issuance costs	(46.5)	(19.3)	(100.4)
Purchases of subsidiary stock, net	(61.0)	(9.3)	(77.1)
Contractholder account deposits	2,582.5	2,387.9	1,361.8
Contractholder account withdrawals	(1,704.7)	(1,783.5)	(1,712.5)
Dividend paid by subsidiary to noncontrolling interest	(33.9)	(28.3)	(17.4)
Dividends paid on preferred stock	—	(28.6)	(33.4)
Share based award tax withholding payments	(21.0)	(31.5)	(22.3)
Common stock repurchased	(22.2)	(65.6)	(12.3)
Net proceeds from issuance subsidiary common stock	281.0	172.6	—
Other financing activities, net	6.2	2.8	—
Net change in cash due to financing activities	1,627.8	740.4	1,922.0
Effect of exchange rate changes on cash and cash equivalents	(29.7)	(8.2)	(4.5)
Net change in cash and cash equivalents	(122.2)	(580.5)	429.0
Cash and cash equivalents at beginning of period	1,319.2	1,899.7	1,470.7
Cash and cash equivalents at end of period	$1,197.0	$1,319.2	$1,899.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$424.3	$305.2	$450.4
Cash paid for taxes, net	99.0	114.6	53.4

See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit measures or as otherwise specified)

(1) Basis of Preparation and Nature of Operations
HRG Group, Inc. (“HRG”, formerly Harbinger Group Inc., and collectively with its respective subsidiaries, the “Company”) is a diversified holding company focused on owning businesses that the Company believes can, in the long term, generate sustainable free cash flow or attractive returns on investment. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
As of September 30, 2015, HRG’s principal operations were conducted through subsidiaries that offer life insurance and annuity products (Fidelity & Guaranty Life, “FGL”, formerly Harbinger F&G LLC), reinsurance services (Front Street Re (Delaware) Ltd., “Front Street”), financing and asset management services (Salus Capital Partners, LLC, “Salus”, Energy & Infrastructure Capital, LLC (“EIC”), and CorAmerica Capital, LLC (“CorAmerica”)), and branded consumer products (Spectrum Brands Holdings, Inc., “Spectrum Brands”) and own and operate oil and natural gas properties (Compass Production GP, LLC and Compass Production Partners, LP (collectively, and together with their respective subsidiaries, “Compass”, and formerly referred to as “EXCO/HGI JV”)). HRG also owns 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. From time to time, the Company manages a portion of its available cash and engages in other activities through its wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”).
In December 2013, FGL, a then wholly-owned subsidiary of HRG, announced an initial public offering of 9.8 million shares of common stock at a price to the public of $17.00 per share. The shares began trading on the NYSE on December 13, 2013 under the ticker symbol “FGL”. FGL also granted the underwriters an option to purchase an additional 1.5 million shares of common stock that was subsequently exercised. HRG was not a selling shareholder in the offering. Subsequent to the offering HRG held 47.0 million shares of FGL's outstanding common stock, representing an 80.5% interest as of September 30, 2015.
Also in December 2013, Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of HRG, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman on a funds withheld basis.
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
In January 2014, Spectrum Brands completed the $35.8 acquisition of The Liquid Fence Company, Inc. (“Liquid Fence”), a producer of animal repellents. See Note 4, Acquisitions.
Also in January 2014, HRG issued $200.0 aggregate principal amount of 7.75% senior unsecured notes due 2022 at par (the “7.75% Notes”). See Note 14, Debt.
In May 2014, HRG exercised its option to convert all but one of its issued and outstanding shares of Series A Participating Convertible Preferred Stock (“Series A Preferred Shares”) and all of its outstanding Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares”, together with the Series A Preferred Shares, the “Preferred Stock”) into common stock of the Company, par value $0.01 per share. Upon converting the outstanding Preferred Stock, the Company recognized a loss of $43.9, representing the difference between the fair value of the common stock issued on the conversion date and the aggregate recorded value of the Preferred Stock and the fair value of the equity conversion option as of the conversion date.
Also in May 2014, HRG exchanged $320.6 of its outstanding 7.875% senior secured notes due 2019 (“7.875% Notes”) for $350.0 aggregate principal amount of new 7.75% Notes. See Note 14, Debt.
In addition, in May 2014, HGI Funding completed the $13.5 acquisition of Frederick's of Hollywood Group Inc. (“FOH”), a retailer of women's apparel and related products. See Note 4, Acquisitions.
In August 2014, Fidelity & Guaranty Life Holdings, Inc. (“FGH”), a wholly owned subsidiary of FGL, as borrower, and FGL as guarantor, entered into a three-year $150.0 unsecured revolving credit facility. See Note 14, Debt.
In September 2014, HRG issued additional $200.0 aggregate principal amount of 7.75% Notes at par. See Note 14, Debt.
On October 1, 2014, Spectrum Brands completed a $30.3 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks and hardware. See Note 4, Acquisitions.
On October 31, 2014, HGI Energy Holdings, LLC (“HGI Energy”) acquired approximately 25.5% interests in Compass that it did not previously own from EXCO Resources, Inc. (“EXCO”) for $118.8 in cash. Prior to this acquisition, the HGI Energy’s ownership of Compass represented 74.4%. See Note 4, Acquisitions.

On November 4, 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited (“Ability Re Holdings”) for $19.2 in cash. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. See Note 4, Acquisitions.
On November 25, 2014, the Company’s then Chief Executive Officer (“Former CEO”) and Chairman of the board of directors (the “Board”) and the Company entered into a Separation and Release Agreement, pursuant to which on December 1, 2014, our Former CEO resigned from his positions with the Company. In connection with his departure, the Company paid Mr. Falcone the payments described in Note 25, Related Party Transactions. In addition, the warrants to acquire common stock of HRG that were previously awarded to Mr. Falcone will continue to vest in accordance with their existing vesting schedule.
In December 2014, Spectrum Brands issued $250.0 aggregate principal amount of 6.125% unsecured notes at par value, due December 15, 2024 (the “6.125% Notes”) and entered into a New Term Loan facility in an aggregate principal amount of €150.0 (the “Euro Term Loan Tranche B”). See Note 14, Debt.
On December 31, 2014, Spectrum Brands completed a $115.7 cash acquisition, net of working capital adjustments, of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands (“European IAMS and Eukanuba”), leading premium brands for dogs and cats. See Note 4, Acquisitions.
On January 16, 2015, Spectrum Brands completed a $146.8 cash acquisition, net of working capital adjustments, of Salix Animal Health LLC (“Salix”), a producer and distributor of premium, natural rawhide dog chews, treats and snacks. See Note 4, Acquisitions.
On March 6, 2015, the Company appointed Omar Asali, its then President, to the additional position of CEO.
In Fiscal 2015, FGL began a strategic review process for the Company. On November 8, 2015, Anbang Insurance Group Co., Ltd. (“Anbang”) entered into a definitive merger agreement to acquire FGL for $26.80 per share (the “FGL Merger”). See Note 29, Subsequent Events.
On April 14, 2015, the Company issued $100.0 aggregate principal amount of additional 7.875% Notes at 104.5% of par plus accrued interest from January 15, 2015. See Note 14, Debt.
On April 19, 2015, FOHG Holdings, LLC and its subsidiaries (together, “FOHG”) commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. Prior to the bankruptcy, three of the Company’s consolidated subsidiaries were lenders to FOHG. Upon filing for bankruptcy, the Company deconsolidated FOHG from the Consolidated Financial Statements and such loans are no longer eliminated in consolidation. The Company recorded a $38.5 gain on the deconsolidation, reported in “Other income (expense), net,” on the accompanying Consolidated Statements of Operations and $16.3 of impairments related to the loans with FOHG. On June 3, 2015, following receipt of court approval, FOHG sold (the “ABG Sale”) its brand and inventory to Authentic Brands Group Inc. (“ABG”), a third party licensing company, with the majority of the proceeds used to repay a portion of the loans with the Company.
On May 19, 2015, the Company issued $160.0 aggregate principal amount of additional 7.875% Notes at 104.5% of par plus accrued interest from January 15, 2015 and $140.0 aggregate principal amount of additional 7.75% Notes at 98.51% of par plus accrued interest from January 15, 2015. See Note 14, Debt.
On May 21, 2015, Spectrum Brands completed its approximately $1,400.0 acquisition (the “AAG Acquisition”) of Armored AutoGroup Parent Inc. (“AAG”), a consumer products company consisting primarily of Armor All and STP products, two brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products. Spectrum Brands funded the AAG Acquisition with the proceeds of its offering of an aggregate principal amount of $1,000.0 of 5.75% senior notes due 2025 (the “5.75% Notes”) and Spectrum Brands' registered offering of $575.0 of shares of Spectrum Brands’ common stock (the “Equity Offering”). See Note 14, Debt. In the Equity Offering, HRG acquired 49% of the common stock offered thereby. See Note 4, Acquisitions.
In June 2015, the Company received $61.6 from OM Group (UK) Limited (“OMGUK”) for the settlement of a $50.0 purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries on April 6, 2011, plus interest and attorney’s fees and net of $7.6 for the settlement of a counterclaim related to the financing of certain statutory reserves. In connection with the settlement of the litigation amongst the Company, FGH and OMGUK, certain security interests in the equity of FGH and FGH’s equity interest in Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement was terminated, and the Company was released from its obligations thereunder. See Note 22, Commitments and Contingencies.
Also in June 2015, Compass completed the sale of certain oil and natural gas properties in Northern Louisiana for $19.2.
On June 23, 2015, Spectrum Brands refinanced all of its outstanding indebtedness under its existing term loans and asset based lending revolving credit facility (the “Existing Facilities”) with a new senior secured credit facility consisting of term loans in the amount of $1,450.0, €300.0 and Canadian Dollar (“CAD”) $75.0 and a $500.0 revolving credit facility (the “New Facilities”). The proceeds from the Term Loan and draws on the Revolver Facility were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Loan”), repay Spectrum Brands’ outstanding 6.75% senior unsecured notes due 2020 (the “6.75% Notes”), repay the Spectrum Brands’ then-existing asset based revolving loan facility (the “Prior Revolver Facility”), and to pay fees and expenses in connection with the refinancing and for general corporate purposes. See Note 14, Debt.

In October 2015, subsequent to the Company’s fiscal year end, Compass signed a definitive agreement to sell its Holly, Waskom, and Danville assets to a third party for $160.0 in cash (the “Compass Asset Sale”), subject to customary closing adjustments. The transaction is expected to close in first fiscal quarter of 2016 with an effective date of July 1, 2015.
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. For the results of operations by segment, and other segment data, see Note 26, Segment and Geographic Data.
The accompanying Consolidated Financial Statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. The Company’s significant subsidiary, Spectrum Brands’ fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. The Company does not adjust for the difference in fiscal periods between Spectrum Brands and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2015, 2014 and 2013 refer to the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of HRG and all other entities in which HRG has a controlling financial interest, those variable interest entities (“VIEs”) where the Company is the primary beneficiary, and its proportionate share of the gross net assets of equity method investments in extractive industries (“Proportionate consolidation”). Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2015, the non-controlling interest component of total equity primarily represents the 42.4% share of Spectrum Brands and the 19.5% of FGL not owned by HRG.
Prior to obtaining control of Compass in Fiscal 2015 as a result of the acquisition of the 25.5% remaining interests in Compass from EXCO, the Company elected to account for its investments in extractive industries that it did not control, but over which it could exert significant influence by using the proportionate consolidation method allowed for equity-method investments in extractive industries, under Financial Accounting Standards Board (“FASB”) ASC Topic 932, Extractive Activities. Under this method, the Company consolidated its 74.4% proportionate share of the assets and liabilities of the equity method investment in Compass, using a gross presentation.
VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. A corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company, through its subsidiary, Salus, primarily uses VIEs for its securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust. See Note 7, Securitizations and Variable Interest Entities for additional information on the Company’s investment in consolidated and unconsolidated VIEs.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Investments
The Company’s investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale (“AFS”), (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value (3) investments in debt and equity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive (loss) income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net to the Company’s Consolidated Financial Statements) and deferred income taxes, and (4) originated asset-based loans that the Company intends to hold in its portfolio and which are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, which are amortized to interest income (included in “Net investment income”) over the expected life of the loan on a straight-line basis.
AFS - Other-Than-Temporary Impairments
The Company regularly reviews its AFS securities for declines in fair value that the Company determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an other-than-temporary impairment (“OTTI”) has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations. When assessing the Company’s ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For the Company’s fixed maturity AFS, the Company generally considers the following in determining whether the Company’s unrealized losses are other than temporarily impaired:

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
The Company recognizes OTTI on debt securities (including redeemable and perpetual preferred stock) in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as unrealized OTTI on AFS, as this amount is considered a non-credit (i.e., recoverable) impairment.
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
When evaluating redeemable preferred stocks for OTTI, the Company applies the accounting policy described above for debt securities. Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC OTTI Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock. After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a debt security in an OTTI evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer. Consequently, when such criteria is met the Company applies the OTTI guidance of debt securities to perpetual preferred stock.
When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or OTTI. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.
The Company includes the total OTTI recognized in “Net investment (losses) gains” on the face of the Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in Note 5, Investments to the Company’s Consolidated Financial Statements and the Consolidated Statements of Comprehensive (Loss) Income.
Mortgage Loans on Real Estate
The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an allowance with the offset recorded in “Impairments and bad debt expense” in the accompanying Consolidated Statements of Operations.
Mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.
Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 30 days past due.
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on the effective yield basis over the term of the loan.
The Company established mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including the experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. The Company evaluates and monitors loan-to-value (“LTV”) ratios and debt service coverage (“DSC”) ratios of the loans as indicators of potential risk of default in establishing our valuation allowance.

Asset-based Loans
Allowance for Credit Losses
Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2015, the Company had nine delinquent loans with a net carrying value of $106.3. The Company generally has a cash dominion provision in its loans whereby all cash generated by its borrowers is swept into a concentration account to pay down each loan on a daily or weekly basis. In instances where the Company believes that it may not be able to collect the entirety of a loan’s principal, interest payments are applied to principal.
The allowance for credit losses represents the Company’s estimate of probable losses inherent in its lending activities and is initially established upon origination of a loan. The allowance for credit losses does not include amounts related to accrued interest receivable, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The adequacy of the allowance for credit losses on a combined loan basis is being constantly evaluated. The Company will charge loans off against its allowance for credit losses when it becomes evident that the Company will not fully collect the balance of the loan. The provision for credit losses related to the loan portfolio is charged to “Selling, acquisition, operating and general expenses” in the Consolidated Statements of Operations.
Included in the allowance for credit losses are reserves that are maintained to cover uncertainties that affect the Company’s estimate of probable losses, including domestic and global economic uncertainty and large single name defaults. This collective allowance for credit losses is calculated using loss rates delineated by risk rating and loan type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. If necessary, a specific allowance is also established for loans if they are deemed to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that Company will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as potentially impaired, management measures impairment based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate. Impaired loans may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan losses.
Credit Quality Indicators
The Company monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. The Company is a non-bank asset-based lender, who uses a bank-compatible risk rating scale as a guide as to the relative risk of the loan. This scale places primary reliance on a loan’s cash-flow as a source of repayment, as compared to Company’s primary reliance on the sale or liquidation of collateral. Company’s accounting and credit teams review all substandard loans for any potential impairment on the quarterly basis.
The likelihood of collectibility in accordance with the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the specific loan. Borrowers provide the Company with financial information, in accordance with the loan agreement. Additionally, the Company performs further credit due diligence, such as conducting site visits to the borrowers, as well as obtaining collateral appraisals as a measure of safeguard against decline in loans’ collateral values. The Company internally risk rates loans based on individual criteria on at least a quarterly basis. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. The Company employs an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by industry standards for the banking industry. The internal risk rating scale is separated into the following groups:

•	Pass - Loans with standard, acceptable levels of credit risk. The Company scores these loans between 1 and 5;

•
Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in deterioration of our credit position at some future date. The Company scores these loans as a 6;

•
Substandard - Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well‑defined weakness or weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Although substandard loans in the aggregate may have a distinct potential for loss, an individual loan’s loss potential does not have to be distinct for the asset to be rated substandard. The Company scores these loans as 7; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values. The Company scores these loans as an 8.

Derivative Financial Instruments
Consumer Products Segment
Derivative financial instruments are used by the Company’s Consumer Products segment principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company’s Consumer Products segment does not hold or issue derivative financial instruments for trading purposes. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Insurance Segment
The Company’s insurance segment hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations.
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
Energy Segment
The Company’s energy segment manages certain portions of its exposure to commodity price fluctuations by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. Compass does not designate its derivative financial instruments as hedging instruments for financial reporting purposes and, as a result, recognizes the change in the respective instruments’ fair value “Other income (expense), net” in the accompanying Consolidated Statements of Operations.
Corporate and Other
Prior to exercising its option to convert substantially all of its outstanding Preferred Stock on May 15, 2014, such outstanding Preferred Stock contained a conversion feature (see Note 1, Basis of Presentation and Nature of Operations). If the Company were to have issued certain equity securities at a price lower than the conversion price of the respective Preferred Stock, the conversion price would have been adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). In accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature was considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative was bifurcated from the host contracts as of the respective issuance dates, marked to fair value with the change in fair value shown separately in the accompanying Consolidated Statements of Operations.
Limited Partnership Investment
The Company’s investment in a limited partnership is included in “Other invested assets” in the accompanying Consolidated Balance Sheets. The Company accounts for its investments in the limited partnership using the equity method to determine the carrying value. Income from the limited partnership is included in “Net investment income” in the accompanying Consolidated Statements of Operations. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the partnership’s general partner generally on a three-month delay. FGL’s management also meets quarterly with general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the limited partnership are typically received during the third quarter of each fiscal year. Accordingly, our investment income from the limited partnership investment for any fiscal-year period may not include the complete impact of the change in the underlying net assets for the partnership for that fiscal-year period.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plan and equipment are as follows:

Asset Type	Range
Building and improvements	20 to 40 years
Machinery and equipment	2 to 15 years
Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received
Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the discounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Oil and natural gas properties
Full Cost Method
The accounting for, and disclosure of, oil and natural gas producing activities require that Compass choose between two GAAP alternatives; the full cost method or the successful efforts method. Compass elected to use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once Compass incurs costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Compass’ unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $20.2 for the Fiscal 2014, and are not subject to depletion. No unproved property costs were incurred in the Fiscal 2015. Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass evaluated these properties based on recent drilling results and impaired approximately $21.9, $6.1 and $10.3 of undeveloped properties which were transferred to the depletable portion of the full cost pool during Fiscal 2015, 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties. Compass capitalizes the portion of general and administrative costs that is attributable to our exploration, exploitation and development activities.
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
Ceiling Test
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass is required to compute its ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas as of September 30, 2015 and 2014. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of Compass’ oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from its proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For Fiscal 2015, the trailing 12 month period month reference prices were $3.06 per Million British Thermal Units (“Mmbtu”) for natural gas at Henry Hub (“HH”), and $59.21 per barrel (“Bbl”) of oil for West Texas Intermediate at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $21.50 per Bbl and was based on the trailing 12 month period month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
For Fiscal 2015, Compass recognized impairments to its proved oil natural gas properties of $485.1 primarily due to the sharp decline in oil and natural gas prices as well as the acquisition by HGI Energy of EXCO’s interest in Compass. As further discussed in Note 4, Acquisitions, HGI Energy’s acquisition of EXCO’s remaining interest in Compass triggered the remeasurement of the Company’s initial basis in Compass at fair value which increased Compass’ full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass full cost pool exceeded its ceiling test limitation at September 30, 2015 resulting in an impairment. Compass recognized a ceiling test impairment of $81.0 for Fiscal 2014 primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation.
As a result of recent decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in Fiscal 2016 if prices do not rise. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
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
Deferred abandonment and asset retirement obligations
Compass applies ASC Topic 410-20, Asset Retirement and Environmental Obligations (“ASC 410-20”), to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Compass’ asset retirement obligations primarily represent the present value of the estimated amount it will incur to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.
Compass’ asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. Compass has no assets that are legally restricted for purposes of settling asset retirement obligations.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.
Consumer Products Segment
The reporting units of Spectrum Brands are consistent with the product lines for the Consumer Products segment. Impairment of goodwill is evaluated by Spectrum Brands using a two-step approach. In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of their reporting units, Spectrum Brands uses a discounted cash flow methodology, which requires the estimation of future revenues, expenses, and capital expenditures and make assumptions about Spectrum Brands’ weighted average cost of capital and perpetuity growth rate, among other variables. Spectrum Brands tests the aggregate estimated fair value of the reporting units by comparison to Spectrum Brands’ total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, step two is performed. For step two, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than its carrying value, an impairment loss would be recognized equal to that excess.
The fair values of the Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies, and Home and Garden reporting units, which are also Spectrum Brands’ segments exceeded their carrying values by 54%, 38%, 29% and 66%, respectively. As a result, a step two analysis was not required and there were no reporting units that were deemed at risk of impairment.
As a result of the AAG acquisition in the third quarter of Fiscal 2015, a new reporting unit and segment was established, Global Auto Care. Due to the recent closing of the acquisition and measurement of the net assets acquired at fair value in acquisition accounting, a qualitative assessment of the carrying value of goodwill was performed for this reporting unit. This included evaluation of factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit factors, among others. Based on its qualitative assessment, Spectrum Brands management concluded that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount, and quantitative impairment test of the acquired goodwill for Global Auto Care was not deemed necessary.
Corporate and Other
During the first fiscal quarter of 2015, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its FOH reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the departure of the Company’s then CEO in December of 2014 and subsequent change in strategic direction of FOH. The revised plan changed the focus from expansion to rationalization of the existing business and was expected to result in lower revenues and profitability with a reduced level of investment from levels originally contemplated under prior management at the time of the acquisition in May of 2014.
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
Intangibles, including deferred acquisition costs and value of business acquired, net
Intangibles with Indefinite Lives
Indefinite-lived intangible assets (certain trade name intangibles) are not amortized; but instead are tested for impairment at least annually in the fourth fiscal quarter or as triggering events or indicators of potential impairment occur.
Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief from royalty methodology, which requires management to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others.

Intangibles Impairment Test
Consumer Products
Spectrum Brands performs its annual impairment test in the fourth quarter of its fiscal year. In connection with its annual impairment testing of indefinite-lived intangible assets, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values resulting in no impairment for Fiscal 2015, 2014 and 2013.
Corporate and Other
Prior to conducting the goodwill impairment test for the FOH reporting unit discussed above, the Company first evaluated the recoverability of FOH's intangible assets. The Company valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the FOH business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Management estimated the fair value of the trade name and trademarks at $9.9 under this approach, which resulted in an impairment of $31.9.
Both the goodwill impairment charge and the intangible assets impairment charge, totaling $60.2, were reflected in “Impairments and bad debt expense” on the accompanying Consolidated Statements of Operations. As discussed in Note 1, Basis of Presentation and Nature of Operations, effective April 19, 2015, FOH commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and as a result FOH was deconsolidated from the Company's Consolidated Financial Statements.
Intangibles with Definite or Estimable Useful Lives
Intangible assets are recorded at cost or at estimated fair value if acquired in a purchase business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	8 to 17 years	11.1 years
Tradenames	4 to 18 years	16.2 years
Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during Fiscal 2015, 2014 and 2013 that necessitated an impairment test over definite-lived intangible assets.
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
Insurance Segment
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
The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as AFS and certain derivatives and embedded derivatives. For investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
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
Debt Issuance Costs
Debt issuance costs, which are capitalized within “Other assets,” and original issue discount, net of any premiums, on debt are amortized to interest expense using the effective interest method over the lives of the related debt agreements. Amortization is recognized as interest expense on the Consolidated Statements of Operations.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, Income Taxes.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense” in the accompanying Consolidated Statements of Operations.
Stock-Based compensation
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HRG’s common stock on the grant date. The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model. HRG uses the simplified method to estimate the expected option term for stock option grants, as the Company does not have a sufficient history of stock option exercises to reliably estimate the expected option term. HRG recognizes stock based compensation expense in income on a straight line basis over the requisite service period for each separately vesting portion of such stock based compensation awards. The Company classifies certain stock awards as liabilities. For these awards, the fair value is classified as a liability on the Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period, and included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
Contractholder Funds and Future Policy Benefits
The liabilities for contractholder funds for deferred annuities, IUL and universal life (“UL”) policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for fixed index annuities (“FIA”) consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Benefits and other changes in policy reserves” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are the present value of future benefits.
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
Employee Benefit Obligations
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
In October 2015, the Society of Actuaries released an updated mortality improvement scale specifically intended for use in estimating retirement plan liabilities of U.S. plans. The Company adopted the new scale for Fiscal 2015.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements issued by FGL to the FHLB.
Funding agreements were issued to the FHLB in 2012 and prior periods. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $523.9 and $525.8 at September 30, 2015 and 2014, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $482.2 and $573.2 at September 30, 2015 and 2014, respectively.
Foreign Currency Translation
Local currencies are considered the functional currencies for most of the Company’s operations outside the United States (“U.S”). Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of AOCI. Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term investment nature.
As of September 30, 2015 and 2014, accumulated losses related to foreign currency translation adjustments of $87.3 and $23.2 (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.
Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $22.5, $11.6 and $9.4 for Fiscal 2015, 2014 and 2013, respectively, are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

Revenue Recognition
Net Consumer and Other Product Sales
The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations.
The Company enters into various promotional arrangements, primarily with retail customers, that entitle such retailers to earn cash rebates from the Company. These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations.
The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of “Net consumer and other product sales” or an increase of “Cost of consumer products and other goods sold,” based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605, “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments under all promotional arrangements and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.
The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. Capitalized slotting payments are treated as a reduction of “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations and a corresponding asset is reported in “Other assets” in the accompanying Consolidated Balance Sheets.
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
For mortgage-backed and asset-backed securities, included in the fixed maturity AFS securities portfolios, FGL recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income.”
Net investment (losses) gains
Net investment (losses) gains include realized losses and gains from the sale of investments, write-downs for other-than-temporary impairments of AFS investments, and gains and losses on derivative investments. For the insurance segment, realized gains and losses on the sale of investments are determined using the specific identification method.
Product Fees
Product fee revenue from IUL insurance products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and rider fees that are assessed on a monthly basis, and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.

Oil and natural gas revenues
Compass uses the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at September 30, 2015 and 2014 were not significant.
Shipping and Handling Costs
Shipping and handling costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company’s shipping and handling costs were $272.9, $260.3 and $246.1 during Fiscal 2015, 2014 and 2013, respectively.
Advertising Costs
Advertising costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $35.1, $21.5 and $23.0 during Fiscal 2015, 2014 and 2013, respectively.
Research and Development Costs
Research and development costs are charged to “Selling, acquisition, operating and general expenses” in the period they are incurred. The Company incurred research and development costs of $51.3, $47.9 and $43.3 during Fiscal 2015, 2014 and 2013, respectively.
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
Overhead Reimbursement Fees
Compass has classified fees from overhead charges billed to working interest owners, including itself, as a reduction of “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations. Compass’ share of these charges were $9.9, $7.5 and $4.3 in Fiscal 2015, 2014 and for the period from inception to September 30, 2013, respectively, and was classified as oil and natural gas production costs.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Restructuring and Related Charges
Restructuring charges include, but are not limited to the costs of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits, impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities.
Restructuring and related charges associated with manufacturing and related initiatives are recorded in “Cost of consumer products and other goods sold”. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing components of the restructuring initiative. Restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions reflected in “Selling, acquisition, operating and general expenses”. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented.
Restructuring and related charges are reflected in “Cost of consumer products and other goods sold” and “Selling, acquisition, operating and general expenses” as applicable (see Note 20, Restructuring and Related Charges).
Acquisition and Integration Related Charges
Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of FGL’s insurance subsidiaries during 2013 through 2015 ranged from 0.0% to 6.0% for deferred annuities and FIAs, combined and 0.0% and 4.5% for IULs. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related OTTI on investment securities of the insurance segment classified as AFS. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company did not provide income taxes on currency translation adjustments prior to Fiscal 2013, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2013, earnings from international subsidiaries are no longer considered to be permanently reinvested by the Company. Net unrealized gains and losses on investment securities classified as AFS by FGL are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized (see Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net).
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
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. Accounting Standards Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project. The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date. Prior LIHTC investments will continue to be accounted for under the effective-yield method. This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.
Presentation of Financial Statements and Property, Plant and Equipment
In April, 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). This ASU changes the criteria for reporting discontinued operations where only disposals representing a strategic shift in operations should be presented as discontinued operations. Such strategic shifts should have a major effect on the organization’s operating and financial results. This new guidance also expanded the disclosure requirements about discontinued operations. This ASU was early adopted by the Company’s during Fiscal 2015.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgement, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of the fiscal year ending September 30, 2019, with early application only being for us beginning in the first quarter of the fiscal year ending September 30, 2018. The Company is currently evaluating the impact of this ASU on the Company’s Consolidated Financial Statements.
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this new accounting guidance on the Company’s Consolidated Financial Statements.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis effective for the fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with VIE relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in ASC Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This standard may be early adopted and the amendments in this Update may be applied with a modified retrospective approach or retrospective approach. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires debt issuance costs related to a recognized debt liability be reported on the Company’s Consolidated Balance Sheets as a direct deduction from the debt liability, similar to the presentation of debt discounts. The Company currently recognizes debt issuance costs as assets on the Company’s Consolidated Balance Sheets. ASU No. 2015-03 becomes effective in the first quarter of the fiscal year September 30, 2017, with early adoption permitted. The Company is currently assessing the impact this pronouncement will have on the Company’s Consolidated Financial Statements.
Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangements, which provides for guidance on the accounting for fees paid in cloud computing arrangements. The ASU provides guidance to customers about whether the cloud computing arrangement includes a software license, which could be accounted for as a separate element of the arrangement similar to the acquisition of other software licenses. The absence of a software license would result in recognizing the arrangement as a service contract. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU No. 2015-05 is effective beginning in the first quarter of the fiscal year September 30, 2017, with early adoption permitted. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current U.S. GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this ASU, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. Early adoption is permitted. The amendments in this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this new accounting guidance on the Company’s Consolidated Financial Statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU No. 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU No. 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on the Company’s Consolidated Financial Statements.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments require that an acquirer (i) recognize measurement period adjustments to estimated amounts in the reporting period in which the adjustment amounts are determined; (ii) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date.; (iii) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The ASU will become effective for us beginning in the first quarter of the fiscal year ended September 30, 2017, with early adoption permitted. The amendments are applied to adjustments to provision amounts that occur after the effective date and the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements will depend on the future business combination activity.

(3) Significant Risks and Uncertainties
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates and assumptions used.
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Note 4, Acquisitions and Note 19, Income Taxes), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Note 5, Investments, Note 6, Derivative Financial Instruments and Note 8, Fair Value of Financial Instruments), (3) OTTI of AFS investments and allowance for loan loss on asset-based loans (see Note 5, Investments), (4) estimates of accruals for loss contingencies, including litigation, regulatory and environmental accruals (see Note 22, Commitments and Contingencies), (5) valuation and impairment recognition for long-lived assets including properties, oil and gas properties, and goodwill and intangibles (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, Note 11, Properties, including oil and natural gas properties, net, net and Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net) and (6) VOBA and DAC amortization (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements and Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net), and (7) reserves for future policy benefits and product guarantees (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements).
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees and amortization of intangibles. As part of the assumption review process that occurred in the quarter ended September 2015, changes were made to the surrender rates and earned rates to bring assumptions in line with current and future experience. As part of the assumption review process in September 2014, changes were made to the earned rates and the guaranteed option costs and as part of the September 2013 review, changes were made to the surrender rates, earned rates and future index credits. The change in assumptions as of September 30, 2015 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase intangible assets of $54.1. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $18.9 during Fiscal 2015. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and a corresponding increase in “unlocking” and amortization expense and decrease to intangible assets of $2.2. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4.8 during Fiscal 2014. The change in assumptions as of September 30, 2013 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase in intangible assets of $33.1. These assumptions are also used in the FIA embedded derivatives reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45.3 during Fiscal 2013, net of related intangible amortization.
Concentrations of Credit Risk and Major Customers
Trade receivables subject the Company’s consumer products and energy segments to credit risk. Trade accounts receivable are carried at net realizable value.
Spectrum Brands extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. Spectrum Brands monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provisions for losses on uncollectible consumer products trade receivables are determined based on ongoing evaluations of Spectrum Brands’ receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer.
The Company’s consumer products segment has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 14.7%, 15.7% and 18.0% of the Company’s “Net consumer and other product sales” during Fiscal 2015, 2014 and 2013, respectively. This major customer also represented approximately 16.1% and 13.0% of the Company’s trade accounts receivable, net as of September 30, 2015 and 2014, respectively (see Note 9, Receivables, net).
Approximately 37.7%, 40.2% and 41.0% of the Company’s “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations during Fiscal 2015, 2014 and 2013, respectively, occurred outside of the U.S. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Compass sells oil, natural gas and natural gas liquids (“NGLs”) to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Compass’ trade accounts receivable are due from purchasers of oil or natural gas. Compass has the right to offset future revenues against unpaid charges related to wells which it operates. Oil and natural gas trade receivables are generally uncollateralized. The allowance for doubtful oil and natural gas accounts receivable was immaterial as of September 30, 2015. In addition, Compass has other receivables due from participants in oil and natural gas wells for which it serves as the operator.
At September 30, 2015, Salus’ portfolio of asset-based loans totaled $395.9 or 2.1% of the Company’s total investment portfolio. These loans are collateralized with accounts receivable, inventory or other assets such as real estate or intellectual property. Salus is exposed to credit risk to the extent that the carrying value of the loans exceeds the realizable value of such underlying collateral. Inventory, accounts receivable and other assets represented 51.2%, 15.9% and 32.9%, respectively, of eligible collateral underlying the asset-based loans portfolio at September 30, 2015. The largest concentration to one single borrower represented 17.9% and 0.4% of the outstanding asset-based loan balance and the total investment portfolio.

Concentrations of Financial Instruments
As of September 30, 2015 and 2014, the Company’s most significant investment in one industry was in the banking industry with a fair value of $1,979.1, or 10.4% and $2,240.3, or 11.6%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 83 different issuers with the top ten investments accounting for 39.0% of the total holdings in this industry. As of September 30, 2015 and 2014, the Company had investments in 32 and 4 issuers that exceeded 10% of stockholders’ equity with a fair value of 2,613.3 and $768.5, or 13.7% and 4.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2015 and 2014 had a fair value of $169.7 and $250.0, or 0.9% and 1.3% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 17, Reinsurance) that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of September 30, 2015 and 2014, the net amount recoverable from Wilton Re was $1,493.0 and $1,508.8. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

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
Consumer Products Segment
Significant Acquisitions
Armored AutoGroup
On May 21, 2015, Spectrum Brands completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products brands in the automotive aftermarket appearance products and performance chemicals categorizes, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Operations for Fiscal 2015.

Spectrum Brands recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 21, 2015 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including experienced research team. The calculation of purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$929.3

Purchase Price Allocation
Cash and cash equivalents	$30.9
Receivables, net	156.1
Inventories, net	84.2
Properties, net	38.3
Goodwill	972.1
Intangibles, net	418.0
Other assets	24.7
Accounts payable and other current liabilities	(116.1)
Debt	(540.0)
Other liabilities	$(138.9)
Total net assets acquired	$929.3
The purchase price allocation resulted in goodwill of $972.1 of which $4.9 is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$295.0	Indefinite
Technology	41.0	10
Licensing agreements	19.0	10
Customer relationships	63.0	15
Total intangibles acquired	$418.0
The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the May 21, 2015 acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, residual goodwill and income taxes. The following is a summary of significant inputs to the valuation:
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.
Properties - The market approach was utilized to estimate the fair value of land. The direct cost approach was utilized to estimate the fair value of property, plant and equipment.
Trade names - Spectrum Brands valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.
Technology - Spectrum Brands valued technology using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

Licensing agreements - Spectrum Brands valued licensing agreements using the income approach. Under this method, the asset value was determined by estimating the revenue stream over the implied life of the agreements.
Customer relationships - Spectrum Brands valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.0% to 12.1%. Spectrum Brands assumed a customer retention rate of approximately 95.0%, which is supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a 9.5% rate.
The following unaudited pro forma combined financial information presents the Company’s pro forma results for Fiscal 2015 and 2014 had the results of the AAG been combined as of October 1, 2013:

	Fiscal
	2015	2014
	(Unaudited)
Pro forma revenues	$6,091.8	$6,406.3
Pro forma net loss	(517.5)	(71.4)
Pro forma net loss per common share attributable to controlling interest - basic	(2.61)	(0.44)
Pro forma net loss per common share attributable to controlling interest - diluted	(2.61)	(0.44)
The Fiscal 2015 unaudited pro forma combined financial results exclude (i) a non-recurring interest expense of $35.7 related to the extinguishment of AAG debt recognized in connection with the acquisition; (ii) $47.3 of acquisition and integration related charges incurred as a result of the acquisition; and (iii) $18.8 of non-recurring expense related to the fair value adjustment to acquisition date inventory and (iv) $10.4 of accelerated share based compensation costs incurred as a result of the acquisition.
Insignificant acquisitions
Salix
On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chew, treats and snacks. The results of Salix’s operations since January 16, 2015 are included in the Consolidated Statements of Operations for Fiscal 2015.
Spectrum Brands recorded an allocation of the purchase price to the tangible and identifiable intangibles assets acquired and liabilities assumed based on their fair values as of the January 16, 2015 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$146.8
Contingent consideration	1.5
Total purchase price	148.3

Purchase Price Allocation
Cash and cash equivalents	$0.5
Receivables, net	10.7
Inventories, net	17.0
Properties, net	1.2
Goodwill	71.5
Intangibles, net	55.5
Other assets	2.5
Accounts payable and other current liabilities	(8.5)
Other liabilities	$(2.1)
Total net assets acquired	$148.3

The purchase price allocation resulted in goodwill of $71.5 of which $24.7 is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$17.0	Indefinite
Technology	1.0	13
Licensing agreements	2.1	17
Customer relationships	35.4	13
Total intangibles acquired	$55.5
The fair values were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, within the one year measurement period. Spectrum Brands performed a valuation of the acquired inventories, property, plant and equipment, tradenames, customer relationships. A summary of the significant inputs to the valuation is as follows:
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.
Properties - The cost approach was utilized to estimate the fair value of approximately 98.0% of the property, plant and equipment. The sales comparison approach was used to estimate the fair value of the remaining 2.0% of the property, plant and equipment.
Tradenames - Spectrum Brands valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.
Technology - Spectrum Brands valued technology using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.
Customer relationships - Spectrum Brands valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0.0% to 12.1%. Spectrum Brands assumed a customer retention rate of approximately 92.5%, which is supported by historical retention rates. Income taxes were estimated at 38.0% and amounts were discounted using a rate of 12.0% to 13.0%.
European IAMS and Eukanuba
On December 31, 2014, Spectrum Brands completed the acquisition of European IAMS and Eukanuba, leading premium brands for dogs and cats. The results of European IAMS and Eukanuba’s operations since December 31, 2014 are included in the Consolidated Statement of Operations for Fiscal 2015.

Spectrum Brands has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the December 31, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$115.7

Purchase Price Allocation
Inventories, net	$16.3
Properties, net	58.3
Goodwill	4.0
Intangibles, net	39.6
Other assets	2.9
Accounts payable and other accrued liabilities	(2.7)
Other liabilities	$(2.7)
Total net assets acquired	$115.7
The purchase price allocation resulted in goodwill of $4.0 which is not deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$25.5	Indefinite
Technology	3.6	8
Customer relationships	10.5	14
Total intangibles acquired	$39.6
The fair values were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the December 31, 2014 acquisition date). Spectrum Brands performed a valuation of the acquired inventories, property, plant and equipment, tradenames, technology and customer relationships. The following is a summary of significant inputs to the valuation:
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Work-in-process and finished goods inventory were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.
Properties - The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.
Tradenames - Spectrum Brands valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.
Technology - Spectrum Brands valued technology using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.
Customer relationships - Spectrum Brands valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0.0% to 5.6%. Spectrum Brands assumed a customer retention rate of approximately 90.0% to 100.0%, which was supported by historical retention rates. Income taxes were estimated at 25.0% and amounts were discounted using a rate of 12.5%.

Tell Manufacturing
On October 1, 2014, Spectrum Brands completed the acquisition of Tell, a manufacturer and distributor of commercial doors, locks, and hardware. The results of Tell’s operations since October 1, 2014 are included in the Consolidated Statement of Operations for Fiscal 2015.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 1, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$30.3

Purchase Price Allocation
Cash and cash equivalents	$1.1
Receivables. net	6.0
Inventories, net	7.2
Property, net	1.5
Intangibles. net	12.5
Goodwill	7.1
Other assets	0.6
Accounts payable and other current liabilities	(5.7)
Total net assets acquired	$30.3
The purchase price allocation resulted in goodwill of $7.1 which is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$4.0	Indefinite
Customer relationships	8.5	13
Total intangibles acquired	$12.5
Spectrum Brands performed a valuation of the acquired inventories, property, plant and equipment, tradenames and customer relationships. The following is a summary of significant inputs to the valuation:
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Finished goods were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.
Properties - The cost approach was used to estimate the fair value of approximately 97.0% of the property, plant and equipment. The sales comparison approach was utilized to estimate the fair value of the remaining 3.0% of the property, plant and equipment.
Tradenames - Spectrum Brands valued an indefinite-lived tradenames using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.
Customer relationships - Spectrum Brands valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.5% to 7.1%. Spectrum Brands assumed a customer retention rate of approximately 90.0%, which was supported by historical retention rates. Income taxes were estimated at 38.0% and amounts were discounted using a rate of 20.0%.

Liquid Fence
On January 2, 2014, Spectrum Brands completed the acquisition of Liquid Fence, a producer of animal repellents. The results of Liquid Fence’s operations since January 2, 2014 are included in the Consolidated Statements of Operations for the years ended September 30, 2015 and 2014.
Spectrum Brands has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 2, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$24.8
Promissory note	9.5
Contingent consideration	1.5
Total purchase price	$35.8

Purchase Price Allocation
Cash and cash equivalents	$0.1
Receivables. net	1.1
Inventories, net	2.1
Property, net	0.1
Goodwill	7.1
Intangibles. net	26.9
Accounts payable and other current liabilities	(1.6)
Total net assets acquired	$35.8
The purchase price included a promissory note to sellers and contingent consideration related to additional payments that may be made to the selling company subsequent to the acquisition date. The promissory note was paid in four semi-annual installments over 24 months from the close of the transaction and was paid in full during Fiscal 2015. The contingent consideration is calculated based upon the probability weighted present value of expected payments based upon the achievement of specific revenue milestones through both January 1, 2015 and January 1, 2016. A contingent liability of $1.5 was also recognized for the projected payments. The purchase price allocation resulted in goodwill of $7.1 which is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$5.1	Indefinite
Technology	20.5	17
Customer relationships	1.3	15
Total intangibles acquired	$26.9
Spectrum Brands performed a valuation of the acquired tradenames, technology and customer relationships. The following is a summary of significant inputs to the valuation:
Tradenames - Spectrum Brands valued the tradename using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and tradenames.
Technology - Spectrum Brands valued the technology assets related to formulas and processes using an income approach, the excess earnings method. Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges. In estimating the fair value of the technology, net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets. The forecasted technology earnings were discounted to present value to arrive at the fair value. The useful life was determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated.

Customer Relationships - Spectrum Brands valued customer relationships using the distributor approach. Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes (“EBIT”) that a comparable distributor would earn, further adjusted for contributory asset charges. In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows.
Insurance Segment
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
The following table summarizes the consideration paid by Front Street Cayman for Ability Re:

Purchase Price
Cash paid at November 3, 2014 close	$17.9
Cash purchase price adjustments	(1.5)
Contingent consideration premium increase benefit	2.8
Total purchase price	$19.2

Purchase Price Allocation
Cash and cash equivalents	$8.4
Investments	0.1
Funds withheld	359.5
Insurance reserves	(346.9)
Other liabilities	(1.9)
Total net assets acquired	$19.2
Funds withheld are classified in “Other assets” in the accompanying Consolidated Balance Sheets. The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
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
Energy Segment
Compass
Compass was formed on February 14, 2013 through transactions between subsidiaries of EXCO and HRG, resulting in the formation of the General Partner and the Partnership. Under the terms of the respective agreements, Compass acquired certain oil and natural gas assets from EXCO for $725.0 of total consideration, subject to certain customary closing adjustments of $30.5, or a net purchase price of $694.5. Immediately after the closing and the consummation of the transactions, the ownership in the Partnership was 73.5% by HRG and 24.5% by EXCO and 2.0% by the General Partner. In addition, HRG and EXCO each own a 50.0% member interest in the General Partner and each have equal representation on the General Partner’s board of directors. As of September 30, 2014, the ownership of the Partnership and General Partnership translated into an economic ownership of Compass of 74.4%. At the closing, HRG contributed approximately $349.8 in cash (reflecting the effect of closing adjustments and the economic benefits related to the July 1, 2012 effective date) to Compass (the “74.4% Compass Acquisition”) and EXCO contributed $694.5 of net assets in exchange for cash of $574.8, and retained an interest in the joint venture of $119.1. The payment to EXCO was funded through a combination of cash from HRG’s contribution, and borrowings under the revolving credit agreement entered into by Compass (the “Compass Credit Agreement“).
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
On October 6, 2014, HGI Energy entered into an agreement to buy from EXCO their remaining 25.5% economic interest in Compass for $118.8 (the “25.5% Compass Acquisition”). The transaction closed on October 31, 2014 resulting in HGI Energy owning an economic interest of 99.8% in Compass and 100.0% of the ownership interests in the general partner of Compass. As a result of this transaction, Compass became a consolidated subsidiary of the Company. At the closing, EXCO and Compass terminated the existing operating and administrative services agreements and entered into a customary transition services agreement pursuant to which EXCO provided certain transition services to Compass following the closing date. This transition services agreement was terminated during the three months ended June 30, 2015.
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
The following table presents a summary of the fair value of assets and liabilities on October 31, 2014, which was the date the Company acquired control of Compass through HGI Energy's acquisition of the additional interest from EXCO:

Purchase Price
Cash paid upon the acquisition of additional interest	$118.8
Fair value of equity investment in Compass prior to acquisition	346.9
Total purchase price	$465.7

Purchase Price Allocation
Cash and cash equivalents	$30.1
Receivables, net	17.8
Inventories, net	1.4
Properties, including oil and natural gas properties, net	811.1
Other assets	12.3
Debt	(327.0)
Accounts payable and other current liabilities	(42.3)
Other liabilities	(36.9)
Total net assets acquired	466.5
Non-controlling interests	(0.8)
Total net assets acquired	$465.7
The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
Properties, including oil and natural gas properties, net
Unproved oil and natural gas properties - The fair value of unproved oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves for unproved reserve categories (probable, possible and contingent). The estimated quantities of reserves utilized assumptions were based on the Company's internal geological, engineering and financial data. The Company utilized NYMEX forward strip prices to value the reserves, and then applied various discount rates depending on the classification of reserves and other risk characteristics.
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
Accounts payable and other current liabilities, and other liabilities - The fair value of the current assets and liabilities was equivalent to the carrying amount because of their short-term nature. The carrying value of long-term debt approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available for those periods. Current assets include inventory that was transferred from EXCO to Compass. The fair value of transferred inventory was primarily based on a third party pricing system which contains current market prices for certain inventory items.
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
Frederick’s of Hollywood
On May 30, 2014, HRG, through its wholly owned subsidiary HGI Funding, completed the acquisition of a 62.0% interest in FOH, a retailer of women's apparel and related products.
As discussed in Note 1, Basis of Presentation and Nature of Operations to the accompanying Consolidated Financial Statements, effective April 19, 2015, FOHG filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. As a result of FOHG's Chapter 11 cases, the Company deconsolidated FOHG from the Consolidated Financial Statements in the third fiscal quarter of 2015.
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
The calculation of purchase price and purchase price allocation is as follows:

Purchase Price
Fair value of previously held equity interest (Series B preferred stock)	$12.0
Series A preferred stock purchase	1.5
Purchase price	$13.5

Purchase Price Allocation
Cash and cash equivalents	$0.8
Receivable,net	0.7
Inventories,net	12.4
Property, net	1.2
Goodwill	43.9
Intangibles, net	41.7
Other Assets	2.8
Total liabilities assumed	(81.7)
Total net assets acquired	21.8
Non-controlling interest	(8.3)
Total net assets acquired	13.5
Prior to the transaction, FOH was a publicly listed company and HGI Funding owned all of FOH’s series B preferred stock. In May 2014, HGI Funding acquired part of FOH's Series A preferred stock for $1.5. At that point HGI Funding and certain of the FOH’s other common and preferred shareholders (together, the “Consortium”) beneficially owned 88.6% of FOH’s common stock. Shares of FOH’s shareholders who were not members of the Consortium were repurchased by FOH for $0.27 per share in cash, funded from additional debt incurred by FOH as part of the going-private transaction. Following the completion of the going-private transaction, FOH’s common stock ceased being quoted on the Over-the-Counter Bulletin Board Quarterly Trade (“OTCQB”), and FOH became a privately-held Company owned by the Consortium. The acquisition was accomplished through FOHG, an entity controlled by the Consortium that was formed for the purpose of the transaction. In exchange for their respective holdings in FOH, members of the Consortium received membership units in FOHG proportionate to their prior beneficial interests in FOH. Upon completion of the exchange, FOH became a wholly owned subsidiary of FOHG. HGI Funding exchanged its FOH series A and series B preferred shares for an 62.0% equity interest in FOHG. Immediately following the acquisition described above, the Company assigned and transferred its ownership of interest in FOHG to HGI Global Holdings, LLC, a wholly-owned subsidiary of HRG.
The results of FOH’s operations since May 30, 2014 are included in HRG’s Consolidated Statements of Operations, and are included within the “Corporate and Other” category in HRG’s segment presentation.

The Company performed a valuation of the assets and liabilities of FOH at May 30, 2014. The significant adjustments as a result of the valuation and the bases for their determination are summarized as follows:
Trademarks - The Company valued indefinite lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the FOH Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 0.25% - 8.00% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of the trademark. In estimating the fair value of the trademarks and trade names, net sales for significant trade names and trademarks were estimated to grow at a residual growth rate of 3.0%. Income taxes were estimated at 39.3% and amounts were discounted using a rate of 16.0%. Trade name and trademarks were valued at $41.7 under this approach.
Deferred taxes - An adjustment of $8.0 was recorded to deferred taxes for the fair value adjustments made in accounting for the purchase.
Leases - The Company recorded a liability associated with unfavorable leases of $1.3 and an asset associated with favorable leases for $0.4 based on lease market rates at the time of the acquisition. Favorable and unfavorable lease assets and liabilities will be amortized over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect.
Acquisition and Integration Costs
The following table summarizes acquisition and integration related charges incurred by the Company for Fiscal 2015, 2014 and 2013:

	Fiscal
	2015	2014	2013
Armored AutoGroup	$21.8	$—	$—
HHI Business	12.0	11.1	36.9
Salix	10.7	—
European IAMS and Eukanuba	9.3	—	—
Compass	1.9	0.8	9.2
Other	6.4	12.5	16.3
Total acquisition and integration related charges	$62.1	$24.4	$62.4

(5) Investments
The Company’s consolidated investments are summarized as follows:

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,902.6	$5.0	$(47.1)	$1,860.5	$1,860.5
Commercial mortgage-backed securities	877.9	13.7	(9.4)	882.2	882.2
Corporates	9,547.7	351.1	(354.1)	9,544.7	9,544.7
Hybrids	1,210.8	44.8	(42.3)	1,213.3	1,213.3
Municipals	1,519.7	103.0	(15.1)	1,607.6	1,607.6
Residential mortgage-backed securities	2,099.4	89.4	(26.3)	2,162.5	2,162.5
U.S. Government	233.4	10.6	—	244.0	244.0
Total fixed maturity securities	17,391.5	617.6	(494.3)	17,514.8	17,514.8
Equity securities
Available-for-sale	593.4	27.2	(4.0)	616.6	616.6
Held for trading	18.7	14.1	—	32.8	32.8
Total equity securities	612.1	41.3	(4.0)	649.4	649.4
Derivatives	219.0	12.4	(149.5)	81.9	81.9
Asset-based loans	335.8	—	—	335.8	335.8
Commercial mortgage loans	489.2	0.4	—	489.6	489.2
Other invested assets	39.6	—	—	39.6	39.6
Total investments	$19,087.2	$671.7	$(647.8)	$19,111.1	$19,110.7

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for-sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Residential mortgage-backed securities	1,984.8	140.3	(11.1)	2,114.0	2,114.0
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	141.2	8.2	(44.9)	104.5	104.5
Total equity securities	786.9	31.2	(50.0)	768.1	768.1
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Commercial mortgage loans	136.2	—	—	136.2	136.2
Other invested assets	28.7	0.1	—	28.8	28.8
Total investments	$18,409.8	$1,001.1	$(158.4)	$19,252.5	$19,252.5
Included in AOCI were cumulative gross unrealized gains of $0.9 and gross unrealized losses of $1.9 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities at September 30, 2015 and 2014, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $16,012.3 and $15,009.3 at September 30, 2015 and 2014, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the FGL Insurance’s legal reserve as prescribed by Iowa regulations.

The Company held no material non-income producing investments for a period greater than twelve months during September 30, 2015 and 2014.
Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity AFS by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2015
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$155.9	$158.1
Due after one year through five years	1,800.7	1,818.2
Due after five years through ten years	2,947.6	2,947.3
Due after ten years	6,909.3	7,006.7
Subtotal	11,813.5	11,930.3
Other securities which provide for periodic payments:
Asset-backed securities	1,902.6	1,860.5
Commercial mortgage-backed securities	877.9	882.2
Structured hybrids	698.1	679.3
Residential mortgage-backed securities	2,099.4	2,162.5
Total fixed maturity available-for-sale securities	$17,391.5	$17,514.8
Securities in an Unrealized Loss Position
The Company’s AFS with unrealized losses are reviewed for potential OTTI. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to, the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. The Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. The Company has concluded that the fair value of the securities presented in the table below were not OTTI as of September 30, 2015.

The fair value and gross unrealized losses of AFS, aggregated by investment category, were as follows:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$603.8	$(13.8)	$833.1	$(33.3)	$1,436.9	$(47.1)
Commercial mortgage-backed securities	262.1	(7.3)	132.5	(2.1)	394.6	(9.4)
Corporates	2,342.4	(200.6)	1,328.2	(153.5)	3,670.6	(354.1)
Equities	36.7	(0.3)	106.0	(3.7)	142.7	(4.0)
Hybrids	87.6	(3.8)	542.1	(38.5)	629.7	(42.3)
Municipals	220.5	(6.1)	192.4	(9.0)	412.9	(15.1)
Residential mortgage-backed securities	423.1	(10.3)	293.9	(16.0)	717.0	(26.3)
Total available-for-sale securities	$3,976.2	$(242.2)	$3,428.2	$(256.1)	$7,404.4	$(498.3)
Total number of available-for-sale securities in an unrealized loss position		707		396		1,103

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Residential mortgage-backed securities	298.5	(5.8)	177.6	(5.3)	476.1	(11.1)
U.S Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629
At September 30, 2015 and 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At September 30, 2015 and 2014, securities with a fair value of $302.1 and $0.2, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 2% of the carrying value of all investments.
For Fiscal 2015, the Company recognized OTTI losses in operations totaling $30.1, including credit impairments of $20.1, and change-of-intent impairments of $10.0, related to AFS fixed maturity securities and other invested assets with an amortized cost of $268.0 and a fair value of $237.9 at September 30, 2015. For Fiscal 2014 and 2013, the Company recognized no material OTTI losses on AFS fixed maturity and equity securities.

Details underlying write-downs taken as a result of OTTI that were recognized in Net (loss) income and included in Net investment (losses) gains were as follows:

	Fiscal
	2015	2014	2013
OTTI recognized in net (loss) income:
Corporates	$5.6	$—	$1.2
Municipals	0.3	0.3	—
Residential mortgage-backed securities	7.9	0.1	1.2
Other invested assets	16.3	0.3	0.5
Total	$30.1	$0.7	$2.9
Asset-based Loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and their co-lenders FGL and Front Street, included in “Asset-based loans” in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014, consisted of the following:

	September 30,
	2015	2014
Asset-based loans, net of deferred fees, by major industry:
Apparel	$91.8	$191.6
Jewelry	79.8	100.1
Electronics	70.8	245.4
Manufacturing	49.0	56.9
Home Furnishings	2.3	71.7
Other	102.2	153.1
Total asset-based loans	395.9	818.8
Less: Allowance for credit losses	60.1	7.2
Total asset-based loans, net	$335.8	$811.6
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for Fiscal 2015, 2014 and 2013:

	Fiscal
	2015	2014	2013
Allowance for credit losses:
Balance at beginning of year	$7.2	$5.2	$1.4
Provision for credit losses	129.5	2.0	3.8
Charge-offs	(76.6)	—	—
Balance at end of year	$60.1	$7.2	$5.2
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2015, there were nine loans with a net carrying value of $106.3 considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During Fiscal 2015, the Company recognized charge-offs of $76.6. For Fiscal 2015, the Company recorded additional net increases in the allowance for credit losses of $52.9 for a total provision for credit losses of $129.5. The internal risk rating of nine delinquent loans was categorized as doubtful during Fiscal 2015. Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio. As of September 30, 2014, there were no outstanding loans that had been individually considered impaired.
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $57.0 and $93.0, respectively, after giving effect to a non-qualifying participation of $100.0 held by a third party.

During Fiscal 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first out in the case of a bankruptcy under an intercreditor agreement with Salus. During Fiscal 2015, the Company recognized charge-offs of $76.6 and an additional net increase in the provision of credit losses of $24.8 related to the loan with RadioShack. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales and ongoing litigation.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015	$131.9	$40.7	$97.8	$125.5	$395.9
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
Commercial Mortgage Loans on Real Estate
Included on the Consolidated Balance Sheets were commercial mortgage loans ("CMLs") of $489.2 and $136.2, or approximately 2.6% and 0.7% of the Company's total investments as of September 30, 2015 and 2014, respectively. All of the CMLs are investments of FGL Insurance. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. FGL Insurance diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, FGL Insurance continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt.
The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$162.7	33.2%	$5.8	4.3%
Office	137.5	28.1%	44.6	32.7%
Industrial - Warehouse	75.5	15.4%	48.0	35.2%
Multifamily	64.3	13.1%	37.8	27.8%
Industrial - General	36.9	7.5%	—	—%
Hotel	12.4	2.5%	—	—%
Funeral Home	0.7	0.2%	—	—%
Total commercial mortgage loans, gross of valuation allowance	490.0	100.0%	136.2	100.0%
Valuation allowance	(0.8)		—
Total commercial mortgage loans	$489.2		$136.2

U.S. Region:
East North Central	$120.5	24.6%	$27.8	20.4%
Pacific	113.1	23.1%	61.5	45.1%
Middle Atlantic	87.2	17.8%	10.9	8.0%
South Atlantic	68.3	13.9%	—	—%
Mountain	41.6	8.5%	—	—%
West South Central	24.7	5.0%	30.2	22.2%
West North Central	13.9	2.8%	5.8	4.3%
East South Central	11.8	2.4%	—	—%
New England	8.9	1.9%	—	—%
Total commercial mortgage loans, gross of valuation allowance	490.0	100.0%	136.2	100.0%
Valuation allowance	(0.8)		—
Total commercial mortgage loans	$489.2		$136.2
At September 30, 2015 and 2014, FGL Insurance had a CML portfolio with 100% of all CMLs having a LTV ratio of less than 75%. As of September 30, 2015, all CMLs were current and had not experienced credit or other events which would require the recording of an OTTI loss.
LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments.
The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2015 and 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A (a)
September 30, 2015
LTV Ratios:
Less than 50%	$114.3	$—	$11.0	$125.3	25.6%	$125.3	25.6%
50% to 60%	161.0	19.3	—	180.3	36.8%	179.4	36.6%
60% to 75%	184.4	—	—	184.4	37.6%	184.9	37.8%
Total mortgage loans on real estate	$459.7	$19.3	$11.0	$490.0	100.0%	$489.6	100.0%
September 30, 2014
LTV Ratios:
Less than 50%	$44.6	$—	$0.8	$45.4	33.3%	$45.4	33.3%
50% to 60%	19.9	—	—	19.9	14.6%	19.9	14.6%
60% to 75%	70.9	—	—	70.9	52.1%	70.9	52.1%
Total mortgage loans on real estate	$135.4	$—	$0.8	$136.2	100.0%	$136.2	100.0%
(a) N/A - Current DSC ratio not available.
FGL Insurance establishes a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. A higher LTV ratio will result in a higher allowance. A higher DSC ratio will result in a lower allowance. FGL Insurance believes that the DSC ratio is an indicator of default risk on loans. FGL Insurance believes that the LTV ratio is an indicator of the principal recovery risk for loans that do default.

	September 30, 2015	September 30, 2014
Gross balance commercial mortgage loans	$490.0	$136.2
Allowance for loan loss	(0.8)	—
Net balance commercial mortgage loans	$489.2	$136.2
FGL Insurance recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2015, FGL Insurance had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of FGL Insurance's CMLs on real estate:

	September 30, 2015	September 30, 2014
Current to 30 days	$490.0	$136.2
Total carrying value	$490.0	$136.2
As of September 30, 2015, FGL Insurance's CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2015	2014	2013
Fixed maturity available-for-sale securities	$846.6	$767.8	$679.0
Equity available-for-sale securities	35.7	22.8	14.8
Asset-based loans	42.9	61.1	42.6
Commercial mortgage loans	11.4	3.5	1.4
Other investments	9.8	4.6	13.7
Gross investment income	946.4	859.8	751.5
External investment expense	(19.2)	(17.6)	(16.8)
Net investment income	$927.2	$842.2	$734.7

Net investment (losses) gains
“Net investment (losses) gains” reported in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2015	2014	2013
Net realized gains on fixed maturity available-for-sale securities	$48.6	$101.3	$330.0
Realized (losses) gains on equity securities	(4.0)	13.5	12.6
Net realized gains on securities	44.6	114.8	342.6
Realized gains on certain derivative instruments	118.6	233.8	148.6
Unrealized (losses) gains on certain derivative instruments	(231.9)	37.7	20.5
Change in fair value of other embedded derivatives	(1.0)	(0.1)	—
Change in fair value of derivatives	(114.3)	271.4	169.1
Realized (losses) gains on other invested assets and funds withheld receivables	(35.0)	9.1	(0.1)
Net investment (losses) gains	$(104.7)	$395.3	$511.6
For Fiscal 2015, principal repayments, tenders, and proceeds from the sale of fixed maturity AFS totaled $4,776.6, gross gains on such sales totaled $83.3 and gross losses totaled $72.5. For Fiscal 2014, principal repayments, tenders, and proceeds from the sale of fixed maturity AFS totaled $5,033.4, gross gains on such sales totaled $108.5 and gross losses totaled $4.9. For Fiscal 2013, principal repayments, tenders, and proceeds from the sale of fixed maturity AFS totaled $8,986.9, gross gains on such sales totaled $351.2 and gross losses totaled $18.3. The proceeds from the sale of fixed maturity AFS exclude maturities and repayments for Fiscal 2015, 2014 and 2013.
Cash flows from consolidated investing activities by security classification were as follows:

	Fiscal
	2015	2014	2013
Proceeds from investments sold, matured or repaid:
Available-for-sale	$4,939.3	$5,084.1	$8,986.9
Trading (acquired for holding)	70.8	54.9	92.9
Derivatives and other	443.6	470.2	352.4
	$5,453.7	$5,609.2	$9,432.2
Cost of investments acquired:
Available-for-sale	$(5,685.2)	$(6,741.2)	$(8,757.5)
Trading (acquired for holding)	—	(99.7)	(20.8)
Derivatives and other	(713.1)	(380.5)	(162.5)
	$(6,398.3)	$(7,221.4)	$(8,940.8)

(6) Derivative Financial Instruments
The fair value of outstanding “Derivatives” recorded in the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Asset Derivatives	Classification	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$0.6
Commodity swaps	Receivables, net	—	1.3
Foreign exchange contracts	Other assets	0.4	0.3
Foreign exchange contracts	Receivables, net	5.2	12.0
Total asset derivatives designated as hedging instruments		5.6	14.2
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	7.9	1.9
Call options	Derivatives	80.7	296.3
Futures contracts	Derivatives	1.2	—
Other embedded derivatives	Other invested assets	10.2	11.2
Foreign exchange contracts	Receivables, net	0.4	0.5
Total asset derivatives		$106.0	$324.1

		September 30,
Liability Derivatives	Classification	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$1.4	$1.8
Interest rate swaps	Other liabilities	1.2	—
Commodity swaps	Accounts payable and other current liabilities	4.7	0.1
Commodity swaps	Other liabilities	0.8	—
Foreign exchange contracts	Accounts payable and other current liabilities	1.5	—
Total liability derivatives designated as hedging instruments		9.6	1.9
Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and other current liabilities	0.1	—
Commodity contracts	Other liabilities	—	0.3
FIA embedded derivative	Contractholder funds	2,149.4	1,908.1
Futures contracts	Other liabilities	—	0.5
Foreign exchange	Accounts payable and other current liabilities	0.1	0.1
Total liability derivatives		$2,159.2	$1,910.9
Fair Value Contracts and Other
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. The Company recognizes all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value, including derivative instruments embedded in FIA contracts, and any changes in the fair value of the derivatives are recognized in “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations.
The following table summarizes the impact of the effective portions of cash flow hedges and the gain (loss) recognized in the Consolidated Statement of Operations for Fiscal 2015, 2014 and 2013:

Fiscal 2015	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(3.4)	$(1.9)
Commodity swaps	Cost of consumer products and other goods sold	(7.1)	(0.7)
Foreign exchange contracts	Net consumer and other product sales	0.1	0.1
Foreign exchange contracts	Cost of consumer products and other goods sold	21.8	30.0
		$11.4	$27.5

Fiscal 2014	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(1.6)	$(0.9)
Commodity swaps	Cost of consumer products and other goods sold	1.9	0.7
Foreign exchange contracts	Net consumer and other product sales	0.1	0.2
Foreign exchange contracts	Cost of consumer products and other goods sold	12.7	(2.6)
		$13.1	$(2.6)

Fiscal 2013	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Commodity swaps	Cost of consumer products and other goods sold	$(2.6)	$(0.6)
Foreign exchange contracts	Net consumer and other product sales	0.9	0.9
Foreign exchange contracts	Cost of consumer products and other goods sold	(0.3)	0.6
		$(2.0)	$0.9

The unrealized loss on derivatives in Comprehensive (loss) income expected to be recognized during Fiscal 2016 is $2.8.
During Fiscal 2015, 2014 and 2013, the Company recognized the following gains and losses on derivatives:

Classification	Derivatives Not Designated as Hedging Instruments	Amounts Recognized on Derivatives Increase / (Decrease)
		Fiscal
		2015	2014	2013
Revenues:
Net investment (losses) gains	Call options	$(106.3)	$246.0	$151.6
	Futures contracts	(7.0)	25.5	17.5
	Change in fair value of other embedded derivatives	(1.0)	(0.1)	—
Operating costs and expenses:
Benefits and other changes in policy reserves	FIA embedded derivatives	$241.3	$363.7	$(6.4)
Cost of consumer products and other goods sold	Commodity swaps	(0.1)	(0.1)	(0.1)
Other income and expense:
Other income (expense), net	Oil and natural gas commodity contracts	$25.3	$(6.6)	$(1.3)
	Foreign exchange contracts	(2.5)	3.1	(3.6)
Loss from the change in the fair value of the equity conversion feature of preferred stock	Equity conversion feature of preferred stock	—	(12.7)	(101.6)
Additional Disclosures
Interest Rate Swaps. When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. As of September 30, 2015 and 2014, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.4% for a notional principal amount of $300.0 through April 2017.
Foreign exchange contracts. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related cash flow hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related cash flow hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold,” respectively. At September 30, 2015 and 2014, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $300.6 and $226.7, respectively.
Commodity Swaps. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. Spectrum Brands had the following outstanding commodity swap contracts outstanding as of September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	10.8	$22.2	8.0	$17.4
Brass swap contracts (tons)	1.8	8.5	0.6	2.8
Foreign exchange contracts. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the foreign exchange contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2015 and 2014, Spectrum Brands had $126.8 and $108.9, respectively, of notional value for such foreign exchange contracts outstanding.
Commodity Swaps. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. Spectrum Brands had the following commodity swap contracts outstanding as of September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	25	$0.4	25	$0.4
FIA Contracts. FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s 500 Index (the “S&P 500 Index”). This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the “Liability for contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations.
FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two, three or five year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps, spreads or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment (losses) gains” in the accompanying Consolidated Statement of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Oil and natural gas commodity contracts. Compass’ natural gas and oil commodity contracts are comprised of swap contracts, collars and three-way collars (“Derivative Financial Instruments”). Swap contracts allow Compass to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. A three-way collar is a combination of options including a sold call, a purchased put and a sold put. A three-way collar allows Compass to participate in the upside of commodity prices to the ceiling of the call option and provides Compass with partial downside protection through the combination of the put options.
Compass’ primary objective in entering into Derivative Financial Instruments is to manage its exposure to commodity price fluctuations, protect its returns on investments and achieve a more predictable cash flow in connection with its operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits Compass would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of its Derivative Financial Instruments management activities consists of non-cash income or expense due to changes in the fair value of its Derivative Financial Instruments. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if Compass terminates a contract prior to its expiration. Compass does not designate its Derivative Financial Instruments as hedging instruments for financial reporting purposes and, as a result, Compass recognizes the change in the respective Derivative Financial Instruments’ fair value in earnings.
Settlements in the normal course of maturities of Derivative Financial Instruments result in cash receipts from, or cash disbursements to, Compass’ derivative contract counterparties. Changes in the fair value of Compass’ Derivative Financial Instruments, which includes both cash and non-cash changes in fair value, are included in “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations with a corresponding increase or decrease in the accompanying Consolidated Balance Sheets fair value amounts.

The following table presents Compass’ volumes and fair value of the oil and natural gas Derivative Financial Instruments as of September 30, 2015 (presented on a calendar-year basis):

(in millions, except volumes and prices)	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at September 30, 2015
Natural gas swaps (October - December 2015)	2,760	$3.95	$3.7
Natural gas three-way collars (October 2015)	620		0.2
Short call		3.27
Long put		2.85
Short put		2.10
Total natural gas	3,380		$3.9

Oil swaps (October - December 2015)	62	$94.98	$3.1
Oil collars (October - December 2015)	28		0.1
Short call		67.50
Long put		50.00
Oil three-way collars (January - December 2016)	183		0.8
Short call		76.00
Long put		56.00
Short put		42.00
Total oil	273		$4.0
Total oil and natural gas derivatives			$7.9
At September 30, 2014, Compass had outstanding derivative financial instruments to mitigate price volatility covering 6,821 Billion British Thermal Units (“Mmbtus”) of natural gas and 254 Thousand Barrels (“Mbbls”) of oil. At September 30, 2015, the average forward NYMEX oil prices per Bbl for the remainder of 2015 was $45.77, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2015 was $2.61. Compass’ Derivative Financial Instruments covered approximately 60.0% and 72.0% of production volumes for Fiscal 2015 and 2014, respectively.
Other Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the “AnchorPath Fund”) of $11.3 which was based on the actual return of the fund. At September 30, 2015 and 2014, the fair value of the embedded derivative was $10.2 and $11.2, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in “Other invested assets,” while the host is an AFS security reported in “Fixed maturities” within the accompanying Consolidated Balance Sheets.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of September 30, 2015 and 2014.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015 and 2014, there was $3.5 and less than $0.1, respectively, of posted cash collateral related to such liability positions. In addition, as of September 30, 2015 and 2014, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Consolidated Balance Sheets.
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
FGL is exposed to credit loss in the event of non-performance by its counterparties on the call options and reflects assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. FGL maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody’s/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,233.3	$16.5	$—	$16.5	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A/A3/BBB+	2,481.4	26.0	—	26.0	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A1/A	4,086.2	34.8	7.0	27.8	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A-	391.9	3.4	—	3.4	258.0	10.6	—	10.6
Total		$9,192.8	$80.7	$7.0	$73.7	$7,602.6	$296.3	$188.0	$108.3
(a) An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, counterparties posted $7.0 and $188.0 of collateral, of which $7.0 and $135.5, respectively, was included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets with an associated payable for this collateral included in “Other liabilities” in the accompanying Consolidated Balance Sheets. The remaining collateral was non-cash, held by a third-party custodian and is not included in the accompanying Consolidated Balance Sheets at September 30, 2015 and 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $73.7 and $108.3 at September 30, 2015 and 2014, respectively.
FGL held 738 and 2,348 futures contracts at September 30, 2015 and 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3.3 and $10.8 at September 30, 2015 and 2014, respectively.

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
Included within “Asset-based loans” under Investments in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014 were asset-based loans of $200.2 and $455.9, respectively, that serve as collateral to the unaffiliated obligations of the CLO of $39.6, net of discount of $0.8 and $192.0, net of discount of $1.0, respectively. The unaffiliated obligations of the CLO are included within “Debt” in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014, respectively. At September 30, 2015 and 2014, the asset-based loans receivable included $317.2 and $292.0, respectively, of seller’s interest.
For additional information related to the increase in the provision for credit losses on the asset-based loan portfolio resulting, see Note 5, Investments.

For additional information related to the restructuring of the CLO pursuant to a special redemption of the unaffiliated outstanding senior debt tranches, which reduced the CLO debt, see Note 14, Debt.
The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2015 and 2014.

	September 30,
	2015	2014
Maximum loss exposure	$200.2	$455.9

Asset-based loans receivable	$200.2	$455.9
Cash and other assets	85.8	35.5
Total assets of consolidated VIE	$286.0	$491.4

Senior, Secured	$219.2	$375.0
Subordinated	137.6	109.0
Long-term debt	356.8	484.0
Other liabilities	3.1	6.7
Total liabilities of consolidated VIE	$359.9	$490.7
Unconsolidated Variable Interest Entities
FGL Insurance participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”). Fifth Street Senior Loan Fund II (the “Fifth Street Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fifth Street Fund’s investment activities through CLOs. FGL’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $56.9 and $30.0 as of September 30, 2015 and 2014, respectively.
During Fiscal 2015, FGL invested in an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next three years.
FGL also executed a commitment of $75.0 to purchase common shares in an unaffiliated private business development company (“BDC”). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power. The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017.

(8) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Contingent purchase price reduction receivable	$—	$—	$—	$—	$—	$—	$41.5	$41.5
Derivatives:
Interest contracts	—	—	—	—	—	0.6	—	0.6
Commodity contracts	—	7.9	—	7.9	—	3.2	—	3.2
Foreign exchange contracts	—	6.0	—	6.0	—	12.8	—	12.8
Call options and futures contracts	—	81.9	—	81.9	—	296.3	—	296.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,850.4	10.1	1,860.5	—	1,755.9	37.0	1,792.9
Commercial mortgage-backed securities	—	738.6	143.6	882.2	—	553.8	83.1	636.9
Corporates	—	8,566.5	978.2	9,544.7	—	8,945.8	850.0	9,795.8
Hybrids	—	1,213.3	—	1,213.3	—	1,316.1	—	1,316.1
Municipals	—	1,569.1	38.5	1,607.6	—	1,222.6	37.2	1,259.8
Residential mortgage-backed securities	—	2,162.5	—	2,162.5	—	2,114.0	—	2,114.0
U.S. Government	60.0	184.0	—	244.0	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	26.5	559.6	30.5	616.6	59.2	598.4	6.0	663.6
Trading	32.8	—	—	32.8	104.5	—	—	104.5
Other invested assets	—	—	13.0	13.0	—	2.1	11.2	13.3
Funds withheld receivable (a)	32.8	600.3	19.2	652.3	—	154.4	—	154.4
Total financial assets	$152.1	$17,540.1	$1,233.1	$18,925.3	$279.3	$17,156.4	$1,066.0	$18,501.7

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149.4	$2,149.4	$—	$—	$1,908.1	$1,908.1
Front Street future policyholder benefit liability	—	—	629.2	629.2	—	—	151.3	151.3
Foreign exchange contracts	—	1.6	—	1.6	—	0.1	—	0.1
Commodity contracts	—	5.6	—	5.6	—	0.4	—	0.4
Futures contracts	—	—	—	—	—	0.5	—	0.5
Interest rate contracts	—	2.6	—	2.6	—	1.8	—	1.8
Total financial liabilities	$—	$9.8	$2,778.6	$2,788.4	$—	$2.8	$2,059.4	$2,062.2
(a) included in “Other assets” in the Consolidated Balance Sheets.
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation. The significant unobservable input used in the fair value measurement of equity securities AFS for which the market-approach valuation technique is employed, is yields for comparable securities. Increase (decrease) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of September 30, 2015 and 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Fair value of FGL’s AFS embedded derivative, included in “Other invested assets,” in the accompanying Consolidated Balance Sheets is based on an unobservable input, the net asset value of the AnchorPath Fund at the balance sheet date. The AFS embedded derivative is similar to a call option on the net asset value of the AnchorPath Fund with a strike price of zero since FGL will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath Fund on the maturity date. Therefore, the Black Scholes model returns the net asset value of the AnchorPath Fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model. The net asset value of the AnchorPath Fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath Fund. As the value of the AnchorPath Fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Funds Withheld Receivables and Future Policy Holder Benefits Reserve
Front Street elected to apply the fair value option to account for its Funds Withheld Receivables, non-Funds Withheld assets and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-Funds Withheld assets held by Front Street, backing the Future Policy Holder Benefits Reserve, are measured at fair value. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
Derivatives
FGL’s fair value of call option assets is based upon valuation pricing models, which represents what the FGL would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Fair values for call option assets were determined externally by an independent consulting firm for reporting periods prior to September 30, 2015 and were determined internally using similar valuation pricing models as of September 30, 2015. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represented what FGL would expect to receive or pay at the balance sheet date if it canceled the futures contract and entered into offsetting positions.
Compass evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, and reports them on a gross or net basis on the Consolidated Balance Sheets as determined by the nature of the trade with the counterparty. Net derivative asset values are determined primarily by quoted futures prices and utilization of risk-free rate curves and net derivative liabilities are determined by utilization of the risk-free rate curve. The risk-free rates of Compass’ counterparties are based on the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. Compass’ oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX West Texas Intermediate (“WTI”) oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable risk-free rate curve, as described above. Compass’ natural gas derivatives are swap contracts and three-way collar contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the option contracts.
Spectrum Brands’ derivative assets and liabilities are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices and classified as Level 2. The fair value of certain derivatives is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of Spectrum Brands’ derivative assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by Spectrum Brands, it adjusts its derivative liabilities to reflect the price at which a potential market participant would be willing to assume Spectrum Brands’ liabilities.
The Company has not changed its valuation techniques in measuring the fair value of any derivative assets and liabilities during the year.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2015 and 2014 were as follows:

	Fair Value at				Range (Weighted average)
Assets	September 30, 2015	September 30, 2014	Valuation Technique	Unobservable Input(s)	September 30, 2015	September 30, 2014
Contingent purchase price reduction receivable	$—	$41.5	Discounted cash flow	Probability of collection	—	88% - 96% (92%)
				Expected term	—	4.5 months
				Discount rate	—	1%
				Credit insurance risk premium	—	12%
Asset-backed securities	10.1	37.0	Broker-quoted	Offered quotes	100% - 108% (103%)	100% - 109% (101%)
Commercial mortgage-backed securities	143.6	83.1	Broker-quoted	Offered quotes	99% - 119% (111%)	105% - 121% (118%)
Corporates	911.7	848.0	Broker-quoted	Offered quotes	57% - 114% (101%)	62% - 120% (100%)
Corporates	66.5	2.0	Matrix Pricing	Quoted prices	105% - 142% (110%)	142%
Municipals	38.5	37.2	Broker-quoted	Offered quotes	111%	107%
Equity	24.5	—	Net Asset Value	Not applicable	100%	—%
Equity	6.0	6.0	Matrix Pricing	Quoted prices	100%	100%
Other invested assets	10.2	11.2	Black scholes model	Market value of AnchorPath Fund	100%	—
Other invested assets	2.8	—	Discounted Cash Flow	Probability of collection	50%	—%
				Discount rate	10%	—%
Funds withheld receivable	19.2	—	Discounted Cash Flow	Discount rate	6% - 12% (8%)	—%
Total	$1,233.1	$1,066.0
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149.4	$1,908.1	Discounted cash flow	Market value of option	0% - 34% (1%)	0% - 50% (3%)
				SWAP rates	1% - 2% (2%)	2% - 3% (2%)
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (10%)	0.50% - 75% (7%)
				Non-performance risk spread	0.25%	0.25%
Front Street future policyholder benefit liability	629.2	151.3	Discounted cash flow	Non-performance risk spread	0.16% - 0.46%	0.50% - 1.50%
				Risk margin to reflect uncertainty	0.50% - 1.00%	0.50%
Total	$2,778.6	$2,059.4
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

The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2015 and 2014, was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2015, 2014 and 2013. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Fiscal 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$8.5	$—	$—	$—	$(50.0)	$—	$—
Fixed maturity securities available-for-sale:
Asset-backed securities	37.0	0.1	(0.1)	14.2	—	(30.7)	(10.4)	10.1
Commercial mortgage-backed securities	83.1	—	(1.8)	63.9	—	(1.6)	—	143.6
Corporates	850.0	1.9	10.1	201.4	(1.6)	(59.5)	(24.1)	978.2
Municipals	37.2	—	1.7	—	—	(0.4)	—	38.5
Equity securities - available-for-sale	6.0	—	—	24.5	—	—	—	30.5
Other invested assets	11.2	(17.3)	—	—	—	—	19.1	13.0
Funds withheld receivable	—	—	—	19.2	—	—	—	19.2
Total assets at fair value	$1,066.0	$(6.8)	$9.9	$323.2	$(1.6)	$(142.2)	$(15.4)	$1,233.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908.1	$241.3	$—	$—	$—	$—	$—	$2,149.4
Front Street future policyholder benefit liability	151.3	24.7	—	445.4	—	7.8	—	629.2
Total liabilities at fair value	$2,059.4	$266.0	$—	$445.4	$—	$7.8	$—	$2,778.6
(a) During Fiscal 2015, the net transfers out of Level 3 were exclusively to Level 2 and the net transfer to Level 3 was related to a loan receivable previously eliminated upon consolidation.

	Fiscal 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Fixed maturity securities available-for-sale:
Asset-backed securities	5.0	—	(0.3)	36.1	—	—	(3.8)	37.0
Commercial mortgage-backed securities	5.7	—	—	83.7	(0.3)	—	(6.0)	83.1
Corporates	461.1	—	19.1	398.1	(11.8)	(2.4)	(14.1)	850.0
Municipals	—	—	2.2	35.0	—	—	—	37.2
Equity securities - trading	10.7	1.3	—	1.5	—	(13.5)	—	—
Equity securities - available-for-sale	—	—	1.2	4.8	—	—	—	6.0
Other invested assets	—	(0.1)	—	11.3	—	—	—	11.2
Total assets at fair value	$523.5	$1.7	$22.2	$570.5	$(12.1)	$(15.9)	$(23.9)	$1,066.0

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$363.7	$—	$—	$—	$—	$—	$1,908.1
Front Street future policyholder benefit liability	—	7.0	—	150.6	—	(6.3)	—	151.3
Equity conversion feature of preferred stock	330.8	12.7	—	—	—	(343.5)	—	—
Total liabilities at fair value	$1,875.2	$383.4	$—	$150.6	$—	$(349.8)	$—	$2,059.4
(a) The net transfers in and out of Level 3 during Fiscal 2014 were exclusively to or from Level 2.

	Fiscal 2013
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.2)	(10.5)	5.0
Commercial mortgage-backed securities	5.0	—	(0.3)	1.0	—	—	—	5.7
Corporates	135.3	(0.3)	(13.4)	406.0	(9.6)	(23.1)	(33.8)	461.1
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities- trading	—	—	—	10.7	—	—	—	10.7
Equity securities- available-for-sale	—	0.2	—	10.5	(10.7)	—	—	—
Total assets at fair value	$206.0	$(0.1)	$(14.0)	$428.2	$(20.3)	$(23.3)	$(53.0)	$523.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4
Equity conversion feature of preferred stock	232.0	101.6	—	—	—	(2.8)	—	330.8
Total liabilities at fair value	$1,782.8	$95.2	$—	$—	$—	$(2.8)	$—	$1,875.2
(a) The net transfers out of Level 3 during Fiscal 2013 were exclusively to Level 2.
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for Fiscal 2015 and 2014. The Company transferred $79.3 U.S. Government securities from Level 1 into Level 2 during Fiscal 2013 reflecting the level of market activity in these instruments.
Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during Fiscal 2015, 2014 and 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company’s conclusion that there was sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2015, 2014 and 2013. Accordingly, the Company’s assessment resulted in a net transfer out of Level 3 of $34.5 related to asset-backed and corporate securities during Fiscal 2015, a net transfer out of Level 3 of $23.9 related to asset-backed, commercial mortgage-backed and corporate securities during Fiscal 2014, and a net transfer out of Level 3 of $53.0 related to asset-backed, corporate and hybrid securities during Fiscal 2013.
Non-Recurring Fair Value Measurements
The carrying value of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net.
As discussed in Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, Compass reviews its unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer of unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determine that no proved reserves are attributable to such costs. Compass expects these costs to be evaluated over approximately four years and transferred to the depletable portion of the full cost pool during that time. As a result of this evaluation, Compass impaired approximately $21.9, $6.1 and $10.3 of undeveloped properties which were transferred to the depletable portion of the full cost pool during Fiscal 2015, Fiscal 2014 and the period from inception to September 30, 2013, respectively. The impairment was recorded to reflect the estimated fair value based on Compass' evaluation of potential oil and natural gas reserves from these properties.

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
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are summarized as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,197.0	$—	$—	$1,197.0	$1,197.0
Commercial mortgage loans	—	—	489.6	489.6	489.2
Other invested assets	—	—	26.4	26.4	26.6
Asset-based loans	—	—	335.8	335.8	335.8
Total financial assets	$1,197.0	$—	$851.8	$2,048.8	$2,048.6

Liabilities (a)
Total debt (b)	$—	$6,492.0	$22.3	$6,514.3	$6,382.7
Investment contracts, included in contractholder funds	—	—	14,125.7	14,125.7	15,620.4
Total financial liabilities	$—	$6,492.0	$14,148.0	$20,640.0	$22,003.1

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$1,319.2	$—	$—	$1,319.2	$1,319.2
Commercial mortgage loans	—	—	136.2	136.2	136.2
Other invested assets	—	—	15.5	15.5	15.5
Asset-based loans	—	—	811.6	811.6	811.6
Total financial assets	$1,319.2	$—	$963.3	$2,282.5	$2,282.5

Liabilities (a)
Total debt (b)	$—	$5,308.5	$—	$5,308.5	$5,157.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$5,308.5	$13,108.8	$18,417.3	$19,713.2

(a)
The carrying amounts of trade receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.
Valuation Methodology
Asset-based loans
The fair value of the asset-based loans originated by Salus approximate their net carrying value. Such loans carry a variable rate that are typically revolving in nature and can be settled at the demand of either party. Nonaccrual loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. As the loans are collateral dependent, Salus measures such impairment based on the estimated fair value of eligible proceeds. This is generally based on estimated market prices from an independently prepared appraisal. The impaired loan balance represents those nonaccrual loans for which impairment was recognized during the year.
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
Other Invested Assets- Limited Partnership Investment
Fair value of the Company’s limited partnership investment, a private equity fund, is based upon estimated net asset value information and is classified as Level 3. For further discussion about the Company’s limited partnership investment see Note 5, Investments, to our Consolidated Financial Statements.
Investment Contracts Included in Contractholder Funds
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2015 and 2014, this resulted in higher and lower, respectively, fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.

(9) Receivables, net
“Receivables, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2015	2014
Trade accounts receivable	$542.8	$508.6
Less: Allowance for doubtful trade accounts receivable	44.0	48.6
Total trade accounts receivable, net	498.8	460.0
Contingent purchase price reduction receivable (Note 22)	—	41.5
Other receivables	134.1	83.6
Total receivables, net	$632.9	$585.1
The following is an analysis of the allowance for doubtful trade accounts receivable:

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments	Balance at End of Period
Fiscal 2015	$48.6	$6.0	$(6.3)	$(4.3)	$44.0
Fiscal 2014	37.4	7.4	(2.4)	6.2	48.6
Fiscal 2013	21.9	15.5	—	—	37.4

(10) Inventories, net
“Inventories, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2015	2014
Raw materials	$132.4	$104.1
Work-in-process	37.9	35.3
Finished goods	610.5	495.8
Total inventories, net	$780.8	$635.2

(11) Properties, including Oil and Natural Gas Properties, net
Properties, including oil and natural gas properties, net, consist of the following:

	September 30,
	2015	2014
Oil and natural gas properties (full cost accounting method)
Unproved oil and natural gas properties and development costs not being amortized	$—	$20.2
Proved developed and undeveloped oil and natural gas properties	304.3	493.9
Less: Accumulated depletion	38.1	68.4
Total oil and natural gas properties, net	266.2	445.7
Other properties
Land, buildings and improvements	193.5	166.9
Gas gathering assets	20.9	21.1
Machinery, equipment and other	521.9	496.3
Capitalized leases	97.3	99.3
Construction in progress	51.8	32.3
Total other properties, at cost	885.4	815.9
Less: Accumulated depreciation	338.8	353.0
Total other properties, net	546.6	462.9
Total properties, including oil and natural gas properties, net	$812.8	$908.6

In Fiscal 2015, 2014 and the period from inception to September 30, 2013, Compass recognized impairments of $485.1, $81.0 and $54.3, respectively, to proved oil and natural gas properties. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements and Note 8, Fair Value of Financial Instruments for additional information.

(12) Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net
A summary of the changes in the carrying amounts of goodwill and intangible assets, including DAC and VOBA balances, during Fiscal 2015 and 2014 are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	VOBA	DAC	Total
Balance at September 30, 2013	$1,476.7	$1,178.1	$985.1	$225.3	$340.6	$2,729.1
Acquisitions (Note 4)	65.8	46.7	23.5	—	—	70.2
Deferrals	—	—	—	—	239.0	239.0
Less: Components of amortization -
Periodic amortization		—	(81.7)	(92.4)	(58.0)	(232.1)
Interest	—	—	—	15.0	13.6	28.6
Unlocking	—	—	—	21.6	2.7	24.3
Adjustment for unrealized investment losses, net	—	—	—	(82.7)	(74.1)	(156.8)
Effect of translation	(17.7)	(8.9)	(9.7)	—	—	(18.6)
Balance at September 30, 2014	1,524.8	1,215.9	917.2	86.8	463.8	2,683.7
Acquisitions (Note 4)	1,054.7	341.5	184.9	—	—	526.4
Impairments (Note 2)	(28.3)	(31.9)	—	—	—	(31.9)
Deconsolidation in connection to bankruptcy of a subsidiary (Note 1)	(16.2)	(9.9)	—	—	—	(9.9)
Deferrals	—	—	—	—	320.1	320.1
Less: Components of amortization -
Periodic amortization	—	—	(87.8)	(53.5)	(45.7)	(187.0)
Interest	—	—	—	12.3	21.7	34.0
Unlocking	—	—	—	19.4	4.0	23.4
Adjustment for unrealized investment (gains), net	—	—	—	164.9	54.8	219.7
Effect of translation	(47.6)	(25.3)	(24.3)	—	—	(49.6)
Balance at September 30, 2015	$2,487.4	$1,490.3	$990.0	$229.9	$818.7	$3,528.9

During Fiscal 2015 and 2014, the Company recorded additions to goodwill and intangible assets related to the acquisitions of AAG, Salix, European IAMS and Eukanuba, Tell, Liquid Fence, FOH and CorAmerica. See Note 4, Acquisitions, for further detail.
Definite Lived Intangible Assets
Amortizable intangible assets as of September 30, 2015 and 2014 consist of the following:

	September 30, 2015			September 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$985.2	$(247.4)	$737.8	$877.1	$(204.6)	$672.5
Technology assets	238.6	(78.1)	160.5	192.2	(57.6)	134.6
Trade names	165.4	(73.7)	91.7	171.1	(61.0)	110.1
	$1,389.2	$(399.2)	$990.0	$1,240.4	$(323.2)	$917.2
Amortization expense for the years ended September 30, 2015, 2014 and 2013 was $87.8, $81.7 and $77.8, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization for each of the next five years to be the following:

Fiscal Year	Estimated Amortization Expense
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9
Amortization of DAC and VOBA
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment losses/gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of September 30, 2015 and 2014, the VOBA balance included cumulative adjustments for net unrealized investment (losses)/gains of ($0.9) and $164.2, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $0.9 and $55.5, respectively.
Amortization expense for VOBA and DAC was as follows:

	Fiscal
	2015	2014	2013
Amortization expense for VOBA	$21.8	$55.8	$137.0
Amortization expense for DAC	20.0	41.7	45.3
Accumulated amortization of VOBA for Fiscal 2015 and 2014 was $348.1 and $326.3, respectively. The above DAC balances include $59.2 and $32.7 of DSI, net of shadow adjustments, as of September 30, 2015 and 2014, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2016	$40.6
2017	35.3
2018	28.4
2019	23.0
2020	18.5
2021 and thereafter	83.2

(13) Accounts Payable and Other Current Liabilities
“Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2015	2014
Accounts payable	$643.0	$535.7
Accrued expenses and other	234.9	215.8
Wages and benefits	129.4	157.5
Accrued interest	92.4	57.9
Income taxes payable	15.5	39.9
Oil and natural gas revenues and royalties payable	14.4	14.4
Restructuring and related charges	8.1	11.8
Total accounts payable and other current liabilities	$1,137.7	$1,033.0

(14) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate	Interest Rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$604.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	750.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due September 4, 2017 (Tranche A)	—	—%	648.4	3.0%	Variable rate, see below
Term Loan, due September 4, 2019 (Tranche C)	—	—%	509.9	3.6%	Variable rate, see below
Euro Term Loan, due September 4, 2019 (Tranche A)	—	—%	283.3	3.8%	Variable rate, see below
CAD Term Loan, due December 17, 2019	—	—%	34.2	5.1%	Variable rate, see below
Term Loan, due June 23, 2022	1,226.9	3.9%	—	—%	Variable rate, see below
CAD Term Loan, due June 23, 2022	55.7	4.4%	—	—%	Variable rate, see below
Euro Term Loan, due June 23, 2022	255.8	3.5%	—	—%	Variable rate, see below
6.75% Senior Notes, due March 15, 2020	—	—%	300.0	6.8%	Fixed rate
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	—	—%	Fixed rate
Revolver Facility, expiring June 23, 2020	—	—%	—	—%	Variable rate, see below
Other notes and obligations	11.2	10.2%	36.6	8.8%	Various
Obligations under capitalized leases	88.2	5.7%	94.7	6.1%	Various
FGL
6.375% Senior Notes, due April 1, 2021	300.0	6.4%	300.0	6.4%	Fixed rate
FGL Credit Agreement	—	—%	—	—%	Variable rate, see below
Compass
Compass Credit Agreement, due February 14, 2018	327.0	2.8%	243.2	2.7%	Variable rate, see below
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	40.4	—%	193.0	6.7%	Variable rate, see below
Secured borrowings under non-qualifying loan participations	8.8	10.5%	106.8	10.8%	Fixed rate
Total	6,408.4		5,194.5
Original issuance discounts on debt, net of premiums	(25.7)		(36.7)
Total debt	6,382.7		5,157.8
Less current maturities and short-term debt	42.6		96.7
Non-current portion of debt	$6,340.1		$5,061.1

Aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2015 are as follows:

Fiscal Year	Scheduled maturities of debt and capital lease obligations
	Capital lease obligations	HRG debt - Parent Only	Consolidated
2016	$7.2	$—	$42.6
2017	7.1	—	22.5
2018	6.3	—	348.8
2019	5.6	864.4	885.4
2020	5.5	—	20.9
Thereafter	56.5	890.0	5,088.2
Long-term debt	$88.2	$1,754.4	$6,408.4
HRG
7.875% Notes
In December 2012, the Company issued $700.0 aggregate principal amount 7.875% senior secured notes due 2019 (the “7.875% Notes”) at an aggregate price of 99.36% of par (the “December 2012 7.875% Notes”). In July 2013, the Company issued $225.0 aggregate principal amount of additional 7.875% Notes (the “July 2013 7.875% Notes”) which were priced at 101.5% of par plus accrued interest from July 15, 2013.
On April 14, 2015, the Company issued $100.0 aggregate principal amount of additional 7.875% Notes (the “April 2015 7.875% Notes”) at 104.5% of par plus accrued interest from January 15, 2015.
On May 19, 2015, the Company issued $160.0 aggregate principal amount of additional 7.875% Notes (the “May 2015 7.875% Notes”) at 104.5% of par plus accrued interest from January 15, 2015.
Interest on the 7.875% Notes is payable semi-annually, in January and July. The Company incurred $2.5, $2.0, $5.1 and $20.0 of deferred fees in connection with the offering of the May 2015 7.875% Notes, the April 2015 7.875% Notes, the July 2013 7.875% Notes and the December 2012 7.875% Notes, respectively. These fees were classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.875% Notes.
The Company has the option to redeem the 7.875% Notes prior to January 15, 2016 at a redemption price equal to 100.0% of the principal amount plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. At any time on or after January 15, 2016, the Company may redeem some or all of the 7.875% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2016, the Company may redeem up to 35.0% of the original aggregate principal amount of the 7.875% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 107.9% of the principal amount of the 7.875% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65.0% of the aggregate principal amount of the 7.875% Notes remains outstanding immediately thereafter.
The indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as FGL and HGI Funding. At September 30, 2015, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
7.75% Notes
In January 2014, the Company issued $200.0 aggregate principal amount of 7.75% Notes at 100.0% of par plus accrued interest from January 21, 2014 (the “January 2014 7.75% Notes”).
In May 2014, HRG exchanged $320.6 of its outstanding 7.875% Notes for $350.0 aggregate principal amount of 7.75%Notes. On May 30, 2014, participating holders received $1,091.7 principal amount of additional 7.75% Notes for each $1,000 principal amount of 7.875% Notes. As part of the exchange, the Company also received modifications to the indenture governing the 7.875% Notes, increasing the Company’s ability to make certain restricted payments, such as repurchases of the Company's common stock.
In September 2014, the Company issued $200.0 aggregate principal amount of additional 7.75% Notes (the “September 2014 7.75% Notes”) at 100.0% of par plus accrued interest from July 15, 2014.

On May 19, 2015, the Company issued $140.0 aggregate principal amount of additional 7.75% Notes (the “May 2015 7.75% Notes”) at 98.51% of par plus accrued interest from January 15, 2015.
Interest on the 7.75% Notes is payable semi-annually, in January and July. The Company incurred  $2.2, $3.7 and $5.6 of deferred fees in connection with the offering of the May 2015 7.75% Notes, the September 2014 7.75% Notes and the January 2014 7.75% Notes, respectively. These fees were classified as “Other assets” in the Consolidated Balance Sheets as of September 30, 2015 and 2014, and are being amortized to interest expense utilizing the effective interest method over the term of the 7.75% Notes.
The Company has the option to redeem the 7.75% Notes prior to January 15, 2017 at a redemption price equal to 100.0% of the principal amount plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. At any time on or after January 15, 2017, the Company may redeem some or all of the 7.75% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2017, the Company may redeem up to 35.0% of the original aggregate principal amount of the 7.75% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 107.75% of the principal amount of the 7.75% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65.0% of the aggregate principal amount of the 7.75% Notes remains outstanding immediately thereafter.
Spectrum Brands
Term Loans and Revolver Facility
On June 23, 2015, Spectrum Brands, Inc., a subsidiary of Spectrum Brands (“SBI”) entered into term loan facilities pursuant to a Senior Credit Agreement consisting of a $1,450.0 U.S. dollar denominated term loan facility due June 23, 2022 (the “USD Term Loan”), a $75.0 CAD term loan due June 23, 2022 (“CAD Term Loan”) and a €300.0 Euro denominated term loan facility due June 23, 2022 (“Euro Term Loan” and together with “USD Term Loan” and “CAD Term Loan”, the “Term Loans”) and entered into a $500.0 Revolver Facility due June 23, 2020 (the “Revolver”). The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% Notes, repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.
The Term Loans and Revolver are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted International Exchange London Interbank Offered Rate (“LIBOR”), subject to a 0.75% floor, plus 3.0% per annum, or base rate plus 2.0% per annum, (ii) the CAD Term Loan is subject to either Canadian Dollar Offered Rate (“CDOR”), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either Euro Interbank Offered Rate (“EURIBOR”), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver is subject to either adjusted LIBOR plus 3.0% per annum, or base rate plus 2.0% per annum.
Subject to certain mandatory prepayment events, the Term Loans are subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity. The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement. Additionally, the Senior Credit Agreement, solely with respect to the Revolver, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2015. SBI was in compliance with all covenants as of September 30, 2015.
Pursuant to a guarantee agreement, SB/RH Holdings, LLC (“SB/RH Holdings”) and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH Holdings has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.
The Term Loans were issued net of a $5.1 discount, which is amortized with a corresponding charge to interest expense over the remaining life of the loans. SBI incurred $18.5 of debt issuance costs of which $8.1 was capitalized as debt issuance costs and the remainder of $10.4 was recognized as interest expense during Fiscal 2015. SBI recognized accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the then-existing term loans of $7.7.
In connection with the Revolver, SBI incurred $5.7 of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver. SBI recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the previous revolver facility totaling $1.1 as an increase to interest expense during Fiscal 2015. As of September 30, 2015, SBI had aggregate borrowing availability of $467.3, net of outstanding letters of credit of $32.7.

6.375% Notes and 6.625% Notes
On December 17, 2012, in connection with the acquisition of HHI Business, Spectrum Brands assumed $520.0 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570.0 aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”). The 6.375% Notes and 6.625% Notes are unsecured and guaranteed by SB/RH Holdings, as well as by existing and future domestic restricted subsidiaries.
Spectrum Brands may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture.
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
In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.375% Notes and the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25.0% in the then aggregate outstanding principal amount of the 6.375% Notes, or the 6.625% Notes, may declare the acceleration of the amounts due under those notes.
During Fiscal 2013, Spectrum Brands recorded $12.9 and $14.1 of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively and which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.375% Notes and 6.625% Notes, respectively.
6.125% Notes
On December 4, 2014, SBI issued $250.0 aggregate principal amount of 6.125% Notes at par value. The 6.125% Notes are guaranteed by SB/RH Holdings, as well as by SBI’s existing and future domestic subsidiaries.
SBI may redeem all or a part of the 6.125% Notes, at any time on or after December 15, 2019, at specified redemption prices. Prior to December 15, 2019, SBI may redeem the notes at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium. SBI is also entitled to redeem up to 35.0% of the aggregate principal amount of the notes before December 15, 2017 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2024 Indenture.
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
During Fiscal 2015, Spectrum Brands recorded $4.6 of fees in connection with the offering of the 6.125% Notes. The fees were classified as “Other assets” within the accompanying Consolidated Financial Statements and are being amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.
5.75% Notes
On May 20, 2015, in connection with the acquisition of the AAG Business, SBI issued $1,000.0 aggregate principal amount of 5.75% Notes at par value. The 5.75% Notes are guaranteed by SB/RH Holdings, as well as by SBI’s existing and future domestic subsidiaries.

SBI may redeem all or a part of the 5.75% Notes, at any time on or after July 15, 2020, at specified redemption prices. In addition, prior to July 15, 2020, SBI may redeem the notes at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium. SBI is also entitled to redeem up to 35.0% of the aggregate principal amount of the notes before July 15, 2018 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 5.75% Notes (the “2025 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2025 Indenture.
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
In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25.0% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes.
During Fiscal 2015, Spectrum Brands recorded $19.7 of fees in connection with the offering of the 5.75% Notes. The fees are classified as “Other assets” within the accompanying Consolidated Balance Sheets and are amortized as an adjustment to interest expense over the remaining life of the 5.75% Notes.
6.75% Notes
On June 23, 2015, SBI called its $300.0 outstanding aggregate principal amount of 6.75% Notes. In connection with the call, SBI paid the trustee principal, interest and a call premium sufficient to redeem the $300.0 of 6.75% Notes outstanding. The trustee under the indenture governing the 6.75% Notes accepted those funds in trust for the benefit of the holders of the 6.75% Notes and has acknowledged the satisfaction and discharge of the 6.75% Notes and the indenture governing the 6.75% Notes. On July 23, 2015, the Trustee redeemed the 6.75% Notes.
In connection with the call, during Fiscal 2015, Spectrum Brands recorded $16.9 of fees and expenses and wrote off $4.1 of debt issuance costs as a non-cash charge to interest expense during Fiscal 2015.
FGL
In March 2013, FGH issued $300.0 aggregate principal amount of 6.375% senior notes due April 1, 2021, at par (the “FGL Senior Notes”), which FGL may elect to redeem after April 1, 2016. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013.
The indenture governing the FGL Senior Notes contains a number of covenants that, among other things, limit or restrict FGH’s ability and the ability of FGH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the FGL Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the FGL Senior Notes have investment grade ratings from both Moody’s and S&P. At September 30, 2015 FGH was in compliance with all such covenants.
As of September 30, 2015, FGL had a borrowing base of $150.0 under their three-year unsecured revolving credit facility (the “FGL Credit Agreement”) with no unfunded investment commitments. As of September 30, 2015 the Company has not drawn on the revolver. If FGL were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for U.S. dollar loans in the U.S. for such day as the “U.S. Prime Rate,” and (c) the Eurodollar rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of September 30, 2015, the interest rate would be equal to 5.25% had FGL drawn on the revolver.
The FGL Credit Agreement contains covenants similar to the FGL Senior Notes. In addition, under the Credit Agreement, FGH is required to comply with the following financial maintenance covenants at the end of each fiscal quarter: (1) our total shareholders’ equity (as defined in the Credit Agreement) shall not be less than the sum of (a) $910.0, (b) 50.0% of Consolidated Net Income (as defined in the Credit Agreement) since the closing date and (c) 50.0% of all equity issuances of FGL since the closing date and (2) debt to total capitalization (as defined in the Credit Agreement) shall not be more than 35.0%. As of the date of this filing, FGH is in compliance with all such covenants.

Compass Credit Agreement
As of September 30, 2015, Compass had $327.0 of outstanding indebtedness under the Compass Credit Agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redetermination in certain circumstances. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or Alternate Base Rate (“ABR”) plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On September 30, 2015, the one month LIBOR was 0.2% which resulted in an interest rate of approximately 3.0%.
Borrowings under the Compass Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80.0% of the engineered value, as defined in the Compass Credit Agreement, of the oil and natural gas properties evaluated by the lenders for purposes of establishing the borrowing base. Compass is permitted to have derivative financial instruments covering no more than 100.0% of the forecasted production from proved developed producing reserves (as defined in the agreement) for any month during the first two years of the forthcoming five year period, 90.0% of the forecasted production from proved developed producing reserves for any month during the third year of the forthcoming five year period and 85.0% of the forecasted production from proved developed producing reserves for any month during the fourth and fifth year of the forthcoming five year period.
On May 7, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included (i) modification of the Compass' Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the permitted ratio limit was increased to 5.75 to 1.0 for the period ending September 30, 2015, and (ii) an additional financial covenant added in the form of Consolidated Cash Interest Coverage Ratio (as defined in the Compass Credit Agreement), whereby as of the period ending September 30, 2015 the ratio of consolidated earnings before tax, interest, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) (as defined in the Compass Credit Agreement) to consolidated interest expense for the trailing four quarters will not be less than 3.50 to 1.0. Concurrently with such amendment, HGI Funding, a wholly-owned subsidiary of the Company, provided a guarantee of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which occurred on November 13, 2015) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined based on the amount of the borrowing base at such time, which amount would not exceed $80.0 (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but may be less depending on the amounts outstanding under the Compass Credit Agreement at that time. As a result of these amendments to the Compass Credit Agreement, Compass returned to good standing under the covenants specified in the Compass Credit Agreement, as amended. As of September 30, 2015, Compass was current on all obligations related to the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018. On November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a modification of the Compass’ Consolidated Leverage Ratio whereby the permitted ratio limit is increased to 6.00 to 1.0 through September 30, 2016. See Note 29, Subsequent Events, for amendments made to the Compass Credit Agreement and the associated guarantee following the November 2015 borrowing base redetermination.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2015, Salus had $8.8 of such secured borrowings to co-lenders outstanding related to non-qualifying “participating interests.”
In February 2013, September 2013 and February 2015, Salus completed a CLO securitization of up to $578.5 notional aggregate principal amount. During the fourth quarter of 2015, Salus completed a restructuring of the CLO pursuant to a special redemption of the unaffiliated outstanding senior debt tranches in order to reduce the CLO’s outstanding leverage and borrowing costs, which reduced the CLO debt by $152.6. At September 30, 2015, the outstanding notional aggregate principal amount was $357.7, of which $40.4 was taken up by unaffiliated entities and consisted entirely of subordinated debt. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and at September 30, 2014 carried a variable interest rate ranging from LIBOR plus 2.37% to LIBOR plus 11.5% for the senior tranches. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2015 the CLO was not accruing interest on the subordinated debt.

(15) Shareholders’ Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative instruments designated as cash flow hedges, amortization of deferred gains and losses associated with the Company's pension plans and unrealized gains and losses on debt and equity securities held as available for sale, net of shadow adjustments to intangibles. The foreign currency translation gains and losses for Fiscal 2015, 2014 and 2013 were primarily attributable to the impact of translation of the net assets of the Spectrum Brands’ European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Peso and Brazilian Real.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 6, Derivative Financial Instruments.
For information pertaining to the reclassification of unrealized gains and losses on AFS fixed maturity and equity securities, see Note 5, Investments, and Note 12, Goodwill and Intangibles, including deferred acquisition costs and value of business acquired, net, for the related shadow adjustments.
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Shareholders’ Equity, as of September 30, 2015 and 2014, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than- temporary Impairments	Other Unrealized Gains (Losses) — Cash Flow Hedges	Actuarial Adjustments to Pension Plans	Cumulative Translation Adjustments	Total
Cumulative components at September 30, 2015:
Gross amounts (after reclassification adjustments)	$147.2	$(1.0)	$(3.0)	$(48.4)	$(155.7)	$(60.9)
Intangible assets adjustments	(0.3)	0.4	—	—	—	0.1
Tax effects	(51.4)	0.2	(0.9)	1.3	3.5	(47.3)
Noncontrolling interest	(17.4)	—	1.3	18.6	64.9	67.4
	$78.1	$(0.4)	$(2.6)	$(28.5)	$(87.3)	$(40.7)
Cumulative components at September 30, 2014:
Gross amounts (after reclassification adjustments)	$762.2	$(1.0)	$13.1	$(36.2)	$(42.8)	$695.3
Intangible assets adjustments	(220.0)	0.4	—	—	—	(219.6)
Tax effects	(190.1)	0.2	(3.9)	0.8	3.5	(189.5)
Noncontrolling interest	(68.5)	—	(3.8)	13.6	16.1	(42.6)
	$283.6	$(0.4)	$5.4	$(21.8)	$(23.2)	$243.6
Restricted Net Assets of Subsidiaries
HRG’s equity in restricted net assets of consolidated subsidiaries was approximately $1,459.7 as of September 30, 2015, representing 248.8% of HRG’s consolidated shareholders’ equity as of September 30, 2015 and consisted of net assets of FSHoldco, Spectrum Brands and HGI Energy, less noncontrolling interest, which were restricted as to transfer to HRG in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.
Stock Repurchase Program
In May 2014, the Company’s Board of Directors authorized a stock repurchase program for an aggregate of up to $100.0 of common stock. The repurchase program authorizes purchases to be made from time to time in one or more open market or private transactions. The manner of purchase, the number of shares to be purchased and the timing of purchases are be based on the price of HRG’s common stock, general business and market conditions and applicable legal requirements, and is subject to the discretion of HRG’s management. The program does not require HRG to purchase any specific number of shares or any shares at all, and may be suspended, discontinued or re-instituted at any time without prior notice.
A summary of the stock repurchase activity under a $100.0 stock repurchase program authorized by HRG's Board of Directors in Fiscal 2015 and 2014 is summarized as follows (share amounts in thousands):

	Shares repurchased	Weighted-Average Price per Share	Amount Repurchased
Cumulative balance at September 30, 2015	6,900	$12.71	$87.7
Cumulative balance at September 30, 2014	5,197	$12.62	$65.5
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. Upon repurchase, the Company retires the stock and records the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital.

(16) Employee Benefit Obligations
Defined Benefit Plans
HRG
HRG has a noncontributory defined benefit pension plan (the “HRG Pension Plan”) covering certain former U.S. employees. During 2006, the HRG Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.
Additionally, HRG has an unfunded supplemental pension plan (the “Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of HRG. The amounts of such payments equal the difference between the amounts received under the HRG Pension Plan and the amounts that would otherwise be received if HRG Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.
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

The following tables provide additional information on the Company’s pension plans as of September 30, 2015 and 2014, which principally relate to Spectrum Brands:

	U.S. Plans		Non U.S. Plans
	2015	2014	2015	2014
Change in benefit obligation
Projected benefit obligation, beginning of year	$91.0	$85.3	$196.1	$189.2
Obligations assumed from acquisitions	—	—	0.6	—
Transfer of obligation	—	—	(1.8)	—
Service cost	0.8	0.5	2.6	3.0
Interest cost	3.7	3.8	6.2	7.4
Actuarial loss (gain)	3.1	6.7	10.6	8.6
Curtailments	—	—	(0.9)	—
Benefits paid	(5.4)	(5.3)	(11.8)	(6.2)
Foreign currency exchange rate changes	—	—	(17.3)	(5.9)
Projected benefit obligation, end of year	$93.2	$91.0	$184.3	$196.1
Change in plan assets
Fair value of plan assets, beginning of year	$78.0	$73.8	$126.5	$117.0
Actual return on plan assets	(1.0)	6.1	3.6	7.7
Employer contributions	1.0	3.4	7.8	10.4
Benefits paid	(5.4)	(5.3)	(11.8)	(6.2)
Foreign currency exchange rate changes	—	—	(9.2)	(2.4)
Fair value of plan assets, end of year	$72.6	$78.0	$116.9	$126.5
Accrued Benefit Cost / Funded Status	$(20.6)	$(13.0)	$(67.4)	$(69.6)
Weighted average assumptions:
Discount rate	3.4% to 4.3%	3.5% to 4.2%	1.8% to 13.8%	2.0% to 13.5%
Expected return on plan assets	7.0% to 7.3%	7.3% to 7.5%	3.5% to 5.3%	2.0% to 5.3%
Rate of compensation increase	N/A	N/A	2.3% to 5.5%	2.3% to 5.5%
The net underfunded status as of September 30, 2015 and 2014 of $88.0 and $82.6, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations.” Included in AOCI as of September 30, 2015 and 2014 were unrecognized net losses of $28.5, net of tax expense of $1.3 and noncontrolling interest of $18.6, and $21.8, net of tax benefit of $0.8 and noncontrolling interest of $13.6, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during the fiscal year ending September 30, 2016 (“Fiscal 2016”) is $1.4.
The following table contains the components of net periodic benefit costs during Fiscal 2015, 2014 and 2013:

	U.S. Plans			Non U.S. Plans
	Fiscal			Fiscal
	2015	2014	2013	2015	2014	2013
Components of net periodic cost:
Service cost	$0.8	$0.5	$0.6	$2.6	$3.0	$2.8
Interest cost	3.7	3.8	3.5	6.2	7.4	7.1
Expected return on assets	(5.6)	(5.2)	(4.7)	(5.2)	(5.8)	(5.0)
Curtailment gain	—	—	—	0.7	(0.1)	(0.8)
Recognized net actuarial loss (gain)	0.2	0.1	1.2	1.3	1.4	0.9
Net periodic cost	$(0.9)	$(0.8)	$0.6	$5.6	$5.9	$5.0
Weighted average assumptions:
Discount rate	3.5% to 4.2%	3.6% to 4.7%	3.8% to 4.2%	2.0% to 13.5%	2.3% to 12.5%	1.8% to 13.0%
Expected return on plan assets	7.3% to 7.5%	7.3% to 7.8%	7.3% to 7.8%	2.0% to 5.3%	4.0% to 5.8%	3.6% to 5.0%
Rate of compensation increase	N/A	N/A	N/A	2.0% to 5.5%	2.3% to 5.5%	2.3% to 5.5%
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital market in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category.

The following benefit payments were expected to be paid as of September 30, 2015 and 2014:

Fiscal Year	U.S. Plans	Non U.S. Plans
2016	$5.4	$5.4
2017	5.3	5.7
2018	5.5	6.1
2019	5.6	6.9
2020	5.6	6.8
2021 to 2025	28.1	39.4
The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The plan assets currently do not include holdings of common stock of HRG or its subsidiaries.
Below is a summary allocation of all pension plan assets as of September 30, 2015 and 2014:

	U.S. Plans		Non U.S. Plans
	2015	2014	2015	2014
Asset Type
Equity securities	62%	61%	6%	6%
Fixed income securities	35%	36%	25%	22%
Other	3%	3%	69%	72%
Total	100%	100%	100%	100%
The fair value of pension plan assets by asset category as of September 30, 2015 and 2014 were as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$18.6	$13.0	$—	$31.6
Foreign equity securities	10.5	8.4	—	18.9
Debt Securities
U.S. bonds	18.2	6.8	—	25.0
Foreign bonds	3.0	15.1	—	18.1
Foreign government bonds	—	11.2	—	11.2
Real estate	1.2	6.0	—	7.2
Life insurance contracts	—	35.5	—	35.5
Other	—	33.9	—	33.9
Foreign cash & cash equivalents	8.1	—	—	8.1
Total defined benefit plan assets	$59.6	$129.9	$—	$189.5

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$19.9	$14.3	$—	$34.2
Foreign equity securities	11.1	9.7	—	20.8
Debt Securities
U.S. bonds	4.0	20.6	—	24.6
Foreign bonds	3.1	20.5	—	23.6
Foreign government bonds	—	8.6	—	8.6
Real estate	1.2	5.9	—	7.1
Life insurance contracts	—	37.7	—	37.7
Other	—	39.7	—	39.7
Foreign cash & cash equivalents	6.4	1.8	—	8.2
Total defined benefit plan assets	$45.7	$158.8	$—	$204.5
Defined Contribution Plans
HRG, Spectrum Brands, FGL, Salus and Compass sponsor defined contributions plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. The Company makes discretionary matching contributions of eligible compensation. Spectrum Brands also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. FGL has also established a nonqualified defined contribution plan for independent agents. FGL makes contributions to the plan based on both FGL’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2015, 2014 and 2013 were $14.7, $13.9 and $12.1, respectively.
Other Postretirement Benefits
Spectrum Brands also provides postretirement life insurance and medical benefits to certain retirees under separate contributory plans. Retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. Spectrum Brands is amortizing the transition obligation over a 20-year period. The projected benefit obligation as of September 30, 2015 and 2014 was $0.4 and recognized as “Other liabilities” in the accompanying Consolidated Balance Sheets. Net periodic cost was less than $0.1 for Fiscal 2015, 2014, and 2013.

(17) Reinsurance
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for Fiscal 2015, 2014 and 2013 were as follows:

	Fiscal
	2015		2014		2013
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$260.1	$871.4	$266.8	$1,103.3	$279.2	$776.5
Assumed	(0.5)	5.3	35.9	33.0	32.8	23.3
Ceded	(199.8)	(251.2)	(246.1)	(283.6)	(253.2)	(268.0)
Net	$59.8	$625.5	$56.6	$852.7	$58.8	$531.8
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During Fiscal 2015, 2014 and 2013, FGL and Front Street Cayman did not write off any reinsurance balances. During Fiscal 2015 and 2014, FGL did not commute any ceded reinsurance. Effective June 17, 2013, FGL Insurance rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re which covers certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4 and recognized a net gain on the rescission of $1.9.
FGL Insurance and Front Street Cayman also assume policy risks from other insurance companies.
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
Effective April 1, 2015, Security Life of Denver (“SLD”) recaptured a traditional life block of business previously assumed by FGL Insurance and simultaneously ceded to Wilton Re.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to FGL’s acquisition of FGH from OMGUK (the “FGH Acquisition”). The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $11.1 and $14.3 as of September 30, 2015 and 2014, respectively.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”) and simultaneously ceded the business to Raven Reinsurance Company (“Raven Re”). The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGL under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL and OMGUK (the “F&G Stock Purchase Agreement”) to replace the letter of credit provided by Old Mutual plc no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura (the “Nomura Facility”) and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing facility is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re received a permitted practice to carry the letter of credit as an admitted asset on Raven Re’s statutory balance sheet.
As of September 30, 2015, there was $226.3 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the reimbursement agreement entered into by Raven Re to collateralize its obligations with Nomura, an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”). Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2014, Raven Re’s statutory capital and surplus was $21.9 in excess of the minimum level required under the Reimbursement Agreement.
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
As discussed in Note 4, Acquisitions, during Fiscal 2015, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. The fair value of the assumed assets and liabilities was $368.0 and $346.9, respectively. Front Street Cayman manages the assets supporting reserves in accordance with the internal investment policy of Ability Re and applicable law.
During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties. At September 30, 2015, Front Street had $146.5 of funds withheld receivable and $135.1 of future policyholder benefit liabilities related to these transactions.

(18) Stock Compensation
The Company recognized consolidated stock compensation expense of $91.8, $91.1 and $61.5 during Fiscal 2015, 2014 and 2013, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
A summary of stock options outstanding as of September 30, 2015 and related activity during the year then ended, under HRG, FGH and FGL’s respective incentive plans are as follows (option amounts in thousands):

	HRG			FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	4,624	$8.14	$3.28	225	$46.19	242	$17.00
Granted	977	13.20	5.14	—	—	206	24.40
Exercised	(623)	6.66	2.59	(137)	46.89	(113)	17.00
Forfeited or expired	(208)	10.92	4.45	(1)	49.45	(18)	20.73
Stock options outstanding at September 30, 2015	4,770	9.25	3.70	87	45.04	317	21.60
Stock options vested and exercisable at September 30, 2015	2,358	8.19	3.26	61	45.01	111	22.04
Stock options outstanding and expected to vest	2,412	10.30	4.14	25	49.65	199	21.32
A summary of restricted stock, restricted stock units and performance restricted stock units ("PRSUs") outstanding as of September 30, 2015 and related activity during the year then ended, under HRG, Spectrum Brands, FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	HRG		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2014	5,438	$9.75	172	$18.18
Granted	1,885	13.36	325	23.66
Exercised / Released	(2,710)	8.92	(231)	21.60
Forfeited	(343)	11.44	(20)	21.67
Restricted stock units released as restricted stock awards	13	11.74	—	—
Nonvested restricted stock outstanding at September 30, 2015	4,283	11.74	246	21.92

	HRG		Spectrum Brands		FGH
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2014	7	$11.84	827	$67.66	26	$49.55
Granted	48	12.46	573	92.51	—	—
Exercised / Released	(13)	12.54	(730)	69.00	(14)	49.55
Forfeited	—	—	(62)	85.16	(1)	49.57
Restricted stock units outstanding at September 30, 2015	42	12.46	608		11	49.57

	FGL
Performance Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Performance restricted stock units outstanding at September 30, 2014	578	$17.37
Granted, including 8 additional units based on 2014 financial performance	54	19.68
Vested	(45)	17.00
Forfeited	(72)	17.00
Nonvested performance restricted stock units outstanding at September 30, 2015	515	17.69
A summary of warrants outstanding as of September 30, 2015 and related activity during the year then ended, under HRG's incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2014	3,000	$13.13	$3.22
Forfeited	(1,200)	13.13	3.22
Warrants outstanding at September 30, 2015	1,800	13.13	3.22
Warrants vested and exercisable at September 30, 2015	—	—	—
Warrants outstanding and expected to vest	1,800	13.13	3.22
HRG
On September 15, 2011, the Company’s stockholders approved the 2011 Omnibus Award Plan (the “2011 HRG Plan”). The 2011 HRG Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17 million shares of common stock. Such authorization was increased by 7 million shares upon the approval of an amendment to the 2011 Plan by our shareholders at the annual meeting held on May 30, 2015. Further, at that meeting, our shareholders approved the adoption of the 2014 Warrant Award Plan, authorizing the issuance of 3 million warrants on HRG common stock to our former Chief Executive Officer, Mr. Philip Falcone. The 2011 HRG Plan, as amended, prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. As of September 30, 2015, 9,198 thousand shares were available for issuance under the 2011 HRG Plan.
During Fiscal 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 977 thousand, 1,885 thousand and 48 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during Fiscal 2015 on their respective grant dates was approximately $30.8. During Fiscal 2015, stock option awards and restricted stock awards with a total fair value of $32.0 vested. The total intrinsic value of share options exercised during Fiscal 2015 was $4.0, for which HRG received cash of $4.1 in settlement.
During Fiscal 2014, HRG granted stock option awards, restricted stock awards and restricted stock units representing approximately 1,356 thousand, 3,325 thousand and 7 thousand shares, respectively. All of these grants are time based, and vest over periods of up to 3 years. The total fair value of the stock grants during Fiscal 2014 on their respective grant dates was approximately $46.7. During Fiscal 2014, stock option awards, restricted stock awards and restricted stock units with a total fair value of $15.2 vested. The total intrinsic value of share options exercised during Fiscal 2014 was $3.6, for which HRG received cash of $2.8 in settlement.
In March 2014, the Company awarded warrants to our former Chief Executive Officer, Philip Falcone, representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.13 per share. The warrants awarded to our former Chief Executive Officer were granted following receipt of approval from our stockholders in May 2014. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest over a period of 4 years. The estimated grant date fair value of this award was $9.6.
During Fiscal 2013, HRG granted stock option awards, restricted stock awards and restricted stock units representing approximately 1,734 thousand, 3,319 thousand and 9 thousand shares, respectively. All of these grants are time based, and vest over periods of 1 month up to 4 years. The total fair value of the stock grants during Fiscal 2013 on their respective grant dates was approximately $34.6. During Fiscal 2013, stock option awards, restricted stock awards and restricted stock units with a total fair value of $7.5 vested. The total intrinsic value of share options exercised during Fiscal 2013 was $0.1, for which HRG received cash of $0.2 in settlement.

Under HRG’s executive bonus plan for the fiscal year ending September 30, 2015, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2016, and to vest, either immediately, or between one year and three years from the grant date. HRG repurchases restricted stock awards upon vesting only to cover the required minimum statutory tax withholding requirements.
As of September 30, 2015, there was approximately $17.2 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.46 years.
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2015	2014	2013
Risk-free interest rate	1.57% to 1.87%	1.37% to 1.70%	0.84% to 1.86%
Assumed dividend yield	—%	—%	—%
Expected option term	5.0 to 6.5 years	5.0 to 5.9 years	5.3 to 6.2 years
Volatility	36.3% to 39.0%	37.8% to 39.8%	41.9% to 44.0%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at September 30, 2015, was 7.39 years.
Spectrum Brands
On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). During Fiscal 2014, the 2011 Plan was amended to increase the shares issuable to 5,626 thousand shares of common stock of Spectrum Brands, net of cancellations.
Spectrum Brands measures the compensation expense of its stock-based compensation plans, which consist of restricted stock units, based on the fair value of the awards at the date of grant and recognizes these costs on a straight line basis over the requisite service period of the awards. The fair value of the restricted stock units is determined based on the market price of the Spectrum Brands’ shares of common stock on the grant date.
Spectrum Brands granted restricted stock units representing approximately 573 thousand shares during Fiscal 2015. Of these grants, 119 thousand restricted stock units vested immediately and 160 thousand restricted stock units are time-based and vest over a period of 1 year, and 294 thousand restricted stock units are performance based and vest over a period of up to 2 years. The total market value of the restricted shares on the date of the grant was approximately $52.9.
Spectrum Brands granted restricted stock units representing approximately 669 thousand shares during Fiscal 2014. Of these grants, 203 thousand restricted stock units vested immediately and 143 thousand restricted stock units are time-based and vest over a period of 1 year. The remaining 323 thousand restricted stock units are performance-based and vest over 2 years. The total market value of the restricted shares on the date of the grant was approximately $50.5.
Spectrum Brands granted restricted stock units representing approximately 700 thousand shares during Fiscal 2013. Of these grants, 48 thousand restricted stock units are time-based and vest over a period of 1 year. Of the remaining 652 thousand restricted stock units, 90 thousand are performance-based and vest over a 1 year period and 562 thousand are both performance and time-based and vest over a 1 year performance-based period followed by a 1 year time-based period. The total market value of the restricted shares on the date of the grant was approximately $32.2
FGL
In conjunction with the initial public offering, on November 7, 2013, FGL’s board of directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The FGL 2013 Stock Incentive Plan was approved by FGL's stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s compensation committee approved the granting of awards under the FGL 2013 Stock Incentive Plan to certain employees, officers and directors (other than the members of the compensation committee). In addition, FGL’s board of directors approved the granting of awards to members of FGL’s compensation committee. The awards made to members of the FGL's compensation committee were not made under the FGL 2013 Stock Incentive Plan; however, these awards will be construed and administered as if subject to the terms of the FGL 2013 Stock Incentive Plan. FGL’s board of directors and majority stockholder, HRG, also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director.
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
During Fiscal 2015, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 206 thousand, 325 thousand and 54 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during Fiscal 2015 on their respective grant dates was approximately $9.8.
During Fiscal 2014, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 179 thousand and 578 thousand shares, respectively. The stock options and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during Fiscal 2014 on their respective grant dates was approximately $14.2.
During Fiscal 2013, FGL granted stock option awards and restricted stock units representing approximately 195 thousand and 53 thousand shares, respectively. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grants and restricted stock unit grant on the grant date was $0.6, and $2.0, respectively.
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model for the former Chief Executive Officer’s modified stock options and based on the value of FGL’s common stock:

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
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of September 30, 2015 totaled $10.7 and will be recognized over a weighted-average period of 1.3 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of FGL's common stock on the grant date. The fair value of stock options awarded by FGL during Fiscal 2015 and 2014, and by FGH during Fiscal 2013, was determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2015	2014	2013
Weighted average fair value per option granted	$4.96	$3.76	$3.85
Risk-free interest rate	1.41% to 1.50%	1.40% to 1.41%	0.80%
Assumed dividend yield	1.18% to 1.19%	1.30% to 1.50%	6.00%
Expected option term	4.5 years	4.5 years	4.5 years
Volatility	25%	25%	27%

At September 30, 2015, the liability for vested or expected to vest stock options, under the FGH option awards, was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGH's common stock:

	2015	2014
Weighted average stock option fair value	$74.99	$50.63
FGH common stock fair value	$122.02	$98.28
FGL common stock value	$24.54	$21.35
Risk-free interest rate	0.48%-0.74%	0.65%-1.02%
Assumed dividend yield	1.16%	1.20%
Expected option term	1.50 - 2.25 years	2.00-2.75 years
Volatility	25.0%	25.0%
Compass
In May 2013, Compass adopted an incentive plan (“Incentive Unit Plan”) which allowed for awards to be issued that cover up to 1 million Class B Units. The plan is intended to grant phantom units that correspond to Class B Units prior to the vesting date, in tandem with dividend equivalent rights (“DER”) to participate in distributions of Compass. The phantom units vest over a range of 2 to 3 years. Upon vesting, the phantom units will be settled by either cash or the issuance of a Class B Unit to the participant. The accumulated distributions related to the DER will be paid to the participant upon the vesting of the related phantom unit. Upon termination of a participant, any unvested phantom units or DER's (including accrued distributions) will be forfeited.
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
The agreement includes a call-right on behalf of Compass and a put-right on behalf of the participant. The call-right becomes exercisable upon the termination of a participant, and gives Compass the option to repurchase any Class B Units held by the participant. The put-right becomes exercisable during the first designated window period after the participant has held the Class B Unit for a period of 6 months, and gives the participant the option to cause Compass to repurchase the participant’s Class B Units. The repurchase price under the call-right and put-rights shall be the fair market value as of the date of exercise as determined by Compass.
As of September 30, 2015, a portion of the vested shares were settled in cash resulting in a liability classification in accordance with ASC 718. The vested shares that were not settled in cash included 191 thousand Class B Units in the limited partnership issued to its CEO and CFO under Incentive Unit Plan.
As of September 30, 2015, there were 432 thousand awards available for issuance under the Incentive Unit Plan. The grant date fair value of the awards was based on Compass’ determination of the market value, with each determination occurring every six months. A summary of the activity related to the incentive unit plan was as follows (share amounts in thousands):

	Shares	Weighted average grant date fair value per share
Non-vested awards at September 30, 2014	270	$8.67
Granted	662	4.33
Vested	(322)	5.98
Terminated	(43)	4.33
Non-vested awards at September 30, 2015	568	$5.19
(1) 83 thousand and 191 thousand vested units where settled by issuance of Class B Units during the years ended September 30, 2014 and 2015, respectively. All remaining units were settled in cash.

(19) Income Taxes
Income tax expense (benefit) was calculated based upon the following components of income from continuing operations before income taxes:

	Fiscal
	2015	2014	2013
(Loss) income from continuing operations before income taxes:
United States	$(630.8)	$9.2	$(78.9)
Outside the United States	190.0	204.0	197.2
Total (loss) income from continuing operations before taxes	$(440.8)	$213.2	$118.3
The components of income tax expense were as follows:

	Fiscal
	2015	2014	2013
Current:
Federal	$(0.3)	$64.2	$(32.5)
Foreign	40.4	46.6	47.7
State	4.5	6.2	1.4
Total current	44.6	117.0	16.6
Deferred:
Federal	19.3	12.4	169.0
Foreign	11.2	(8.3)	2.1
State	(3.5)	(9.6)	(0.4)
Total deferred	27.0	(5.5)	170.7
Income tax expense	$71.6	$111.5	$187.3
The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense are summarized as follows:

	Fiscal
	2015	2014	2013
Expected income tax expense at Federal statutory rate	$(154.3)	$74.6	$41.4
State and local income taxes - net of federal income tax benefit	(7.3)	0.8	(32.2)
Valuation allowance for deferred tax assets	328.6	(47.4)	151.8
Preferred stock equity conversion feature	—	4.4	35.6
Residual tax on foreign earnings	24.8	90.9	(7.0)
Foreign rate differential	(29.0)	(23.1)	(18.8)
Foreign tax law changes	—	(7.7)	—
State tax law and rate changes	(54.5)	—	—
NOL adjustments	9.2	—	—
Gain on deconsolidation	(23.3)	—	—
Non-deductible goodwill impairment	9.9	—	—
Permanent items	14.4	7.9	7.4
Exempt foreign income	(4.7)	(5.7)	(5.9)
Unrecognized tax benefits	(1.5)	2.2	4.1
Purchase accounting benefit	(22.8)	—	—
Outside basis difference	(16.2)	—	—
Capitalized transaction costs	—	1.0	5.6
Other	(1.7)	13.6	5.3
Reported income tax expense	$71.6	$111.5	$187.3
Effective tax rate	(16.2)%	52.3%	158.3%
For Fiscal 2015, the Company’s effective tax rate of (16.2)% differed from the expected U.S. statutory tax rate of 35.0%; and was primarily driven by: (i) pretax losses in certain foreign and U.S. entities and jurisdictions, book valuations and impairments and bad debt expense in our Insurance, Energy, Asset Management and Corporate and Other segments in the U.S. for which we concluded that a majority of the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances; and (ii) FGL’s life insurance subsidiaries which files its own consolidated Federal income tax return. Partially offsetting these items in Fiscal 2015 were: (i) income earned outside the U.S. that is subject to statutory tax rates lower than 35.0%; and ii) recognition of a $22.8 income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG. As a result of the AAG Acquisition, Spectrum determined that a portion of its pre-existing deferred tax assets are more likely than not to be realized by the combined entity and a portion of the historical valuation allowance was no longer required. In addition, the Company recognized a nonrecurring net income tax benefit of $11.7 attributable to the tax impact related to the impairment of certain FOH indefinite lived intangible assets for which a deferred tax liability was previously recorded. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets.
For Fiscal 2014, the Company’s effective tax rate of 52.3% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by: (i) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances; and (ii) the profitability of FGL’s life insurance subsidiaries which files its own consolidated Federal income tax return. Partially offsetting these items in Fiscal 2014 were: (i) income earned outside the U.S. that is subject to statutory rates lower than 35.0%; and (ii) the partial release of U.S. valuation allowances by FGL’s life insurance subsidiaries, totaling $40.1, attributable to a tax planning strategy that will allow for the utilization of capital loss carryforwards, that management previously concluded were more-likely-than-not unrealizable.
For Fiscal 2013, the Company’s effective tax rate of 158.3% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by: (i) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances ; (ii)the profitability of FGL’s life insurance subsidiaries which files its own consolidated Federal income tax return ; (iii) book expense for the increase in the fair value of the equity conversion feature of Preferred Stock, for which no tax benefit is available; (iv) tax amortization of certain indefinite lived intangibles; and (v) tax expense on income in certain foreign jurisdictions that will not be creditable in the U.S. due to the Company’s U.S. taxable loss position. In addition, the Company is not permanently reinvesting income from its foreign operations, thereby subjecting unremitted earnings to the U.S. Federal statutory income tax rate of 35.0%. The Company’s effective tax rate was favorably impacted by a partial release of U.S. valuation allowances against deferred tax assets that are more-likely-than-not realizable as a result of a recent acquisition by Spectrum Brands and a change in the realizability of deferred tax assets related to FGL’s life insurance subsidiaries.

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2015	2014
Deferred tax assets:
Employee benefits	$84.2	$84.3
Restructuring	4.1	7.0
Inventories and receivables	35.3	25.6
Marketing and promotional accruals	14.4	16.0
Net operating loss, credit and capital loss carry forwards	1,040.2	930.6
Prepaid royalty	6.3	6.6
Unrealized losses on mark-to-market securities	19.9	15.0
Insurance reserves and claim related adjustments	467.5	483.8
Insurance receivables	21.2	—
Outside basis difference	217.3	43.8
Investments	24.0	—
Other	139.5	101.2
Total deferred tax assets	2,073.9	1,713.9
Less: Valuation allowance	1,019.9	778.5
Net deferred tax assets	1,054.0	935.4

Deferred tax liabilities:
Property, plant and equipment	(15.1)	(13.5)
Unrealized gains	(23.8)	(21.2)
Intangibles	(855.9)	(735.6)
Value of business acquired	(65.0)	(20.8)
Deferred acquisition costs	(209.0)	(104.2)
Investments	(87.4)	(338.3)
Insurance reserves and claim related adjustments	(14.9)	—
Redemption of long term debt	(11.8)	(10.0)
Other	(99.7)	(38.4)
Total deferred tax liabilities	(1,382.6)	(1,282.0)
Net deferred tax liability	$(328.6)	$(346.6)
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2015, 2014, and 2013, the Company had a net charge (release) of valuation allowance to earnings totaling $328.6, $(47.4) and $151.8, respectively, as more fully described below.
HRG
As a result of HRG’s cumulative losses over the past 3 years, management concluded at September 30, 2015, that a valuation allowance was required for its entire net deferred tax asset balance. HRG’s valuation allowance at September 30, 2015 and 2014 totaled $594.5 and $279.9, respectively. This resulted from the Company’s conclusion that tax benefits on its pretax losses are not more-likely-than-not realizable. At September 30, 2015 and 2014 HRG had approximately $815.3 and $497.3, respectively of gross U.S. Federal net operating loss (“NOL”) carryforwards, which, if unused, will expire in years 2030 through 2035. HRG had approximately $77.8 and $35.5 of gross U.S. Federal capital loss carryforwards at September 30, 2015 and 2014, respectively, which, if unused, will expire through 2020. At September 30, 2015 and 2014, HRG had approximately $109.8 and $16.3, respectively of tax benefits related to U.S. state NOL carryforwards at September 30, 2015, which, if unused, will expire in years 2030 through 2035. At September 30, 2015, HRG has an additional gross $17.1 of Federal and state NOLs related to share-based compensation for which tax benefits will be recognized to Additional paid-in capital when those carryforwards are used.
During Fiscal 2015, HRG increased its valuation allowance for deferred tax assets by $314.6, of which $254.2 was related to an increase in valuation allowance against U.S. federal net deferred tax assets and $60.4 was related to an increase in valuation allowance against state net deferred tax assets.  Included in the net increase for U.S. deferred tax assets was an increase of $316.4 resulted from book revaluation, impairments and bad debt expense in the Insurance, Energy, Asset Management and Corporate and Other segments. During Fiscal 2014, HRG increased its valuation allowance for deferred tax assets by $75.9, of which $98.7 was related to an increase in valuation allowance against U.S. net deferred taxes and $22.8 was related to a decrease in valuation allowance against state net deferred taxes.
On September 30, 2013, HRG triggered a change of ownership, as defined under Internal Revenue Code (the “IRC”) Section 382 which limits the utilization of HRG’s U.S. Federal and state net operating losses and other tax attributes. The amount of the limitation is based on a number of factors, including the value of HRG’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date (as defined for tax purposes), the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent changes in ownership, if any. Such factors, including the recognition of unrealized gains, may not be relied upon when assessing the realizability of HRG’s deferred tax assets on its U.S. Federal and state net operating losses. HRG has considered the impact of the 2013 Section 382 ownership change and the related limitations in assessing its need for a valuation allowance. There has been no further ownership change since the September 30, 2013, ownership change.
Spectrum Brands
At September 30, 2015, Spectrum Brands had gross U.S. Federal NOL carryforwards of $894.5 and tax effected benefits related to state NOLs of $68.7. Spectrum Brands has an additional $59.6 of gross Federal and state NOLs related to share-based compensation for which benefits will be recognized to Additional paid-in capital when those carryforwards are used. If unused, they will expire through 2035. Spectrum Brands has gross foreign loss carryforwards totaling $127.6 which will expire beginning in Fiscal 2016. Certain of the foreign net operating losses have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on use of its NOL carryforwards that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. Spectrum Brands has had multiple changes of ownership, as defined under IRC Section 382 of the Internal Revenue Code of 1986 as amended, that limits the utilization of Spectrum Brands’ U.S. Federal and state net operating losses and other tax attributes. The annual limitation is based on a number of factors, including the value of the Spectrum Brands’ stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, Spectrum Brands estimates, as of September 30, 2015, that $272.9 of U.S. Federal NOLs with a federal tax benefit of $95.5 and $16.7 of the tax benefit related to state NOLs will expire unused even if Spectrum Brands generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit Spectrum Brands’ utilization of the acquired Russell Hobbs U.S. Federal and state NOLs to future income of the Russell Hobbs subgroup. Spectrum Brands also projects, as of September 30, 2015, that $29.4 of its foreign NOLs will not be used. Spectrum Brands has provided a full valuation allowance against these deferred tax assets.
As of September 30, 2015 and 2014, Spectrum Brands’ valuation allowances totaled approximately $305.4 and $333.1, respectively. These valuation allowances were recorded on: (i) U.S. net deferred tax assets totaling $268.7 and $299.1, respectively; and (ii) foreign net deferred tax assets totaling $36.7 and $34.0, respectively. During Fiscal 2015, Spectrum decreased its valuation allowance for deferred tax assets by $27.7, of which $30.4 was related to a decrease in valuation allowance against U.S. net deferred tax assets and $2.7 related to an increase in the valuation allowance against foreign net deferred tax assets. Included in the net decrease for U.S. deferred tax assets was a decrease of $22.8 of Spectrum’s U.S. valuation allowance resulted from the AAG acquisition. During Fiscal 2014, Spectrum Brands decreased its valuation allowance for deferred tax assets by $121.5, of which $122.6 was related to a decrease in the valuation allowance against U.S. net deferred tax assets and $1.1 was related to an increase in the valuation allowance against foreign net deferred tax assets. Included in the net decrease for U.S. deferred tax assets was a decrease of $62.6 of Spectrum’s U.S. valuation allowance resulting from one time internal restructuring and debt financing activities.
Effective October 1, 2012, Spectrum Brands began recording residual U.S. and foreign taxes on current foreign earnings in accordance with its change in policy not to permanently reinvest current and certain prior period foreign earnings. To the extent necessary, Spectrum Brands intends to utilize earnings of foreign subsidiaries generated after September 30, 2011, to support the plans of Spectrum Brands to voluntarily accelerate its pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of Spectrum Brands’ non-U.S. subsidiaries after September 30, 2011 are not considered permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. Accordingly, Spectrum Brands is providing residual U.S. and foreign deferred taxes to these earnings to the extent they cannot be repatriated in a tax-free manner. For Fiscal 2015, Spectrum Brands recorded U.S. residual taxes on approximately $37.5 of distributions from foreign earnings and no earnings not yet taxed in the U.S., resulting in a decrease in income tax expense of $0.3. For Fiscal 2014, Spectrum Brands recorded residual taxes on approximately $190.5 of distributions from foreign earnings and $3.1 of earnings not yet taxed in the U.S., resulting in an increase in income tax expense of approximately $0.1.
Remaining undistributed earnings of Spectrum Brands’ foreign operations totaled approximately $183.8 at September 30, 2015, and are permanently reinvested. Accordingly, no U.S. residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, Spectrum Brands may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot reasonably estimated at this time.

FGL
At September 30, 2015, FGL’s deferred tax assets were primarily the result of U.S. NOL, capital loss and tax credit carryforwards and insurance reserves. FGL’s net deferred tax asset position at September 30, 2015 and 2014, before consideration of its recorded valuation allowance, totaled $348.7 and $256.2, respectively. Valuation allowances of $120.2 and $118.8 were recorded against its gross deferred tax asset balance at September 30, 2015 and 2014, respectively. FGL’s net deferred tax asset position at September 30, 2015 and 2014, after taking into account the valuation allowance, was $228.5 and $137.4, respectively. For Fiscal 2015 and 2014, FGL recorded a net valuation allowance increase of $1.3 (comprised of a full year valuation decrease of $4.3 related to FGL’s operating insurance subsidiaries, partially offset by an increase to valuation allowance of $5.6 related to the non-life subsidiaries) and $40.1 (comprised of a full year valuation decrease of $43.0 related to FGL’s operating insurance subsidiaries, partially offset by an increase to valuation allowance of $2.9 related to the non-life insurance subsidiaries), respectively.
FGL maintains a valuation allowance against certain IRC section 382 limited capital loss carryforwards of its operating insurance subsidiaries and the deferred tax assets of its non-life insurance subsidiaries. A valuation allowance has been recorded against capital loss carryforwards limited under IRC section 382 to reduce the associated deferred tax assets to an amount that is more-likely than not realizable. The non-life insurance subsidiaries file as part of the HRG consolidated group and have a history of losses and insufficient sources of future taxable income in order to recognize any portion of their deferred tax assets.
For Fiscal 2015, FGL’s valuation allowance of $120.2 consisted of a partial valuation allowance of $73.7 on capital loss carryforwards and a full valuation allowance of $46.5 on net deferred tax assets related to non-life insurance subsidiaries. For Fiscal 2014, FGL’s valuation allowance of $118.8 consisted of a partial valuation allowance of $78.0 on capital loss carryforwards and a full valuation allowance of $40.8 on net deferred tax assets related to non-life insurance subsidiaries.
Utilization of certain tax attributes (carryforwards) were subject to limitation under IRC sections 382 and 383 as a result of the change of ownership that occurred when FGL was acquired by HRG in 2011. On September 27, 2013, FGL triggered a subsequent change of ownership, as defined under IRC Section 382; the resulting limitation is higher than the original limitation calculated on April 6, 2011. Consequently, this limitation is not expected to impact FGL’s utilization of its tax attributes. In addition, FGL experienced cumulative losses during the three-year period preceding its acquisition. These were among the factors FGL considered in establishing a valuation allowance against FGL’s deferred tax asset position at the acquisition date.
During Fiscal 2014, market conditions changed sufficiently that FGL determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involved repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets resulted in an increase to FGL’s Section 382 limit (i.e. the “adjusted limit”), enabling FGL to utilize capital loss carryforwards that will offset NUBIG-related gains. This strategy made it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, FGL released a portion of the valuation allowance previously recorded against its deferred tax asset related to capital loss carryforwards. During Fiscal 2015, the entire $100.0 of NUBIG had been recognized, resulting in the realization of $35.0 of tax benefits. FGL currently has capital loss carryforwards of $210.5 that are set to expire on December 31, 2015. A full valuation allowance has been set against those deferred tax assets that are not more likely than not to be realized.
At September 30, 2015 and 2014, FGL had NOL carryforwards of $92.2 and $92.5, respectively, which, if unused, will expire in years 2026 through 2035. FGL had capital loss carryforwards totaling $216.9 and $259.1 at September 30, 2015 and 2014, respectively, which if unused, will expire in years 2016 through 2020. In addition, at September 30, 2015 and 2014, FGL had low income housing tax credit carryforwards totaling $54.3 and $54.3, respectively, which, if unused, will expire in years 2017 through 2035 and alternative minimum tax credits of $6.3 and $6.3, respectively that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, as defined under IRC Sections 382 and 383.
Uncertain Tax Positions
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2015 and 2014 were $16.1 and $12.6, respectively. If recognized in the future, $12.7 of UTBs would impact the effective tax rate and $3.4 of UTBs would create deferred tax assets against for which the Company would record a full valuation allowance. Consistent with the Company’s accounting policy election, when applicable the Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2015 and 2014, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $2.8 and $4.1, respectively. For Fiscal 2015 and 2014, interest and penalties increased income tax expense by $0.9 and $1.8, respectively.
At September 30, 2015, previously filed income tax returns for certain of the Company’s legal entities in various jurisdictions were undergoing income tax audits. The Company cannot predict the ultimate outcome of these examinations, but believes all matters of uncertainty have been properly recorded. However, it is reasonably possible that during the next 12 months some portion of UTBs could be recognized. Depending on the timing and final terms of actual settlements with the taxing authorities, the Company estimates that it is reasonably possible the amount of unrecognized tax benefits would be reduced up to $2.0 within the next twelve months. HRG files U.S. Federal consolidated and state and local combined and separate income tax returns. HRG’s consolidated and combined returns do not include Spectrum Brands, Front Street, or FGL (life insurance subsidiaries), each of which files their own consolidated Federal, and combined and separate state and local income tax returns. HRG’s U.S. Federal income tax returns for years prior to and including 2012 are no longer subject to audit by the taxing authorities. Except for certain immaterial jurisdictions, HRG’s state and local income tax returns are no longer subject to audit for years prior to 2012. However, the NOL related to tax years ended December 31, 2011 and prior will continue to be subject to the IRS and state taxing authority examination until the statute of limitations expires for the years in which the tax attributes are utilized by HRG.
The Company believes its income tax reserves for UTBs are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

	Fiscal
	2015	2014	2013
Unrecognized tax benefits at beginning of year	$12.6	$13.8	$5.9
Gross increase — tax positions in prior period	4.7	2.7	9.1
Gross decrease — tax positions in prior period	(1.9)	(1.4)	(0.3)
Gross increase — tax positions in current period	1.8	0.8	0.5
Settlements	(0.8)	(2.5)	(0.1)
Lapse of statutes of limitations	(0.3)	(0.8)	(1.3)
Unrecognized tax benefits at end of year	$16.1	$12.6	$13.8
The Internal Revenue Service (“IRS”) is currently conducting an examination of HRG’s 2013 federal consolidated tax return. In addition, the New York State and New York City tax returns for the 2011 through 2013 tax years are under audit. As of September 30, 2015, the Company is not aware of any significant audit matters related to the U.S federal and state examinations.
Spectrum Brands files U.S. Federal consolidated and state and local combined and separate income tax returns as well as foreign income tax returns in various jurisdictions. They are subject to ongoing examination by various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the U.S., United Kingdom and Germany.
U.S. Federal income tax returns of Spectrum Brands and Russell Hobbs are no longer subject to audit for fiscal years prior to and including 2012. However, Federal NOL carryforwards from the fiscal years ended September 30, 2012 and prior will continue to be subject to IRS examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized. Filings in various U.S. state and local jurisdictions are also subject to audit; to date, no significant audit matters have arisen.
U.S. Federal income tax returns of FGL for years prior to 2012 are no longer subject to examination by the taxing authorities. With limited exception, FGL is no longer subject to state and local income tax audits for years prior to 2012. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized. At September 30, 2015 and 2014, FGL does not have any UTBs. FGL regularly assesses the likelihood of additional tax assessments by jurisdiction to determine whether a liability for uncertain tax positions is required.

(20) Restructuring and Related Charges
During the fourth quarter of Fiscal 2014, Spectrum Brands implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement Canadian operations.
In Fiscal 2013 and 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Expense Rationalization Initiatives” and the “Global Cost Reduction Initiatives”).

The following table summarizes restructuring and related charges incurred during the Fiscal 2015, 2014 and 2013 where those charges are classified in the accompanying Consolidated Statements of Operations:

	Fiscal
Initiatives:	2015	2014	2013	Charges Since Inception	Expected Future Charges	Total Projected Costs	Expected Completion Date
Global Expense Rationalization	$17.1	$13.4	$11.3	$41.8	$3.9	$45.7	September 30, 2018
HHI Business Rationalization Initiatives	10.3	4.5	—	14.8	0.2	15.0	September 30, 2016
Global Cost Reduction	1.2	1.3	16.4	101.8	—	101.8	September 30, 2015
Other (a)	0.1	3.7	6.3
Total restructuring and related charges	$28.7	$22.9	$34.0

Classification:
Cost of consumer products and other goods sold	$2.1	$3.7	$10.0
Selling, acquisition, operating and general expenses	26.6	19.2	24.0
Total restructuring and related charges	$28.7	$22.9	$34.0
______________________________
(a) Included in “Other initiatives” in the table above, Spectrum Brands also recorded $6.2 of restructuring and related charges during Fiscal 2013, related to initiatives implemented by the HHI Business prior to the acquisition by Spectrum Brands in December 2012.

(21) Earnings Per Share
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

	Fiscal
	2015	2014	2013
Net loss attributable to common and participating preferred stockholders	$(556.8)	$(83.9)	$(94.2)
Participating shares at end of period:
Common shares outstanding	197,106	196,878	138,876
Preferred shares (as-converted basis)	—	—	61,987
Total	197,106	196,878	200,863
Percentage of loss allocated to:
Common shares	100.0%	100.0%	100.0%
Preferred shares (a)	—%	—%	—%

Net loss attributable to common shares - basic and diluted	$(556.8)	$(83.9)	$(94.2)

Weighted-average common shares outstanding - basic and diluted	198,142	162,941	139,856

Net loss per common share attributable to controlling interest:
Basic	$(2.81)	$(0.51)	$(0.67)
Diluted	$(2.81)	$(0.51)	$(0.67)
(a) Losses are not allocated to the convertible participating preferred shares since they have no contractual obligation to share in such losses.
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.
For Fiscal 2015, there were 2.7 million and 1.3 million weighted-average shares of the unvested restricted stock and stock units and stock options, respectively that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because their as-converted effect would have been anti-dilutive for Fiscal 2015. Also excluded from the calculation were 1.8 million warrants because the exercise price of $13.125 per share was above the average stock price for Fiscal 2015.

For Fiscal 2014, there were 38.0 million weighted-average shares issuable upon the conversion of the Preferred Stock, and 2.6 million and 1.3 million weighted-average shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock, unvested restricted stock and stock units, and stock options would have been anti-dilutive for Fiscal 2014. Also excluded from the calculation were 3.0 million warrants issued in Fiscal 2014 because the exercise price of $13.125 per share was above the average stock price for Fiscal 2014.
For Fiscal 2013, there were 62.4 million weighted-average shares issuable upon the conversion of the Preferred Stock, and 2.5 million and 0.6 million weighted-average shares, respectively, of the unvested restricted stock and stock units and stock options that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because their as-converted effect would have been anti-dilutive for Fiscal 2013.

(22) Commitments and Contingencies
Legal and Environmental Matters
The Company has aggregate accruals for its legal, environmental and regulatory matters of approximately $11.3at September 30, 2015. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are also involved in other litigation and claims related to their current and prior businesses and arising out of their ordinary course of business. These include claims and litigations involving HRG’s and its subsidiaries current business practices and transactions and historical claims related to certain workers compensation, environmental matters, cases in state courts and in a Federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels alleged to have been formerly owned or operated by HRG’s offshore drilling and bulk-shipping affiliates. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
As previously reported, on March 18, 2015, HRG prevailed in its lawsuit before the U.S. District Court for the Southern District of New York against OMGUK for a $50.0 purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries on April 6, 2011 under a Stock Purchase Agreement (“SPA”). The court awarded the $50.0 purchase price adjustment plus pre- and post-judgment interest and attorneys’ fees because it determined, following a trial in October 2014, that the Maryland Insurance Administration did not approve a certain contemplated reinsurance transaction notwithstanding FGL’s best efforts to seek approval in good faith. As also previously reported, on May 27, 2014, the court granted OMGUK’s motion for summary judgment as to a counterclaim related to the financing of accruals referred to as the CARVM. On March 18, 2015, the court determined damages for CARVM are $5.9 and awarded pre- and post-judgment interest and attorneys’ fees as to the counterclaim to OMGUK.
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

Spectrum Brands
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
At September 30, 2015, Spectrum Brands has accrued approximately $4.4 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability that may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands. Spectrum Brands is subject to various federal, state and local environmental laws and regulations. Spectrum Brands believe it is in substantial compliance with all such environmental laws that are applicable to its operations.
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2015, FGL has accrued $3.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $3.8 .
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, FGL incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, FGL believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states in those states and in some cases has challenged the audits. FGL established a contingency of $1.8 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $1.7 has been paid through September 30, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established accruals, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.
On July 18, 2011, a putative class action complaint was filed in the United States District Court for the Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies.
The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on defendants’ advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the Plaintiff leave to re-file the state law claims in California state court.
On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The state court complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff sought to certify a class defined as “all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment.”
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
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. FGL will implement an interest enhancement for certain policies as part of the class settlement, which began on October 12, 2015.

At September 30, 2015, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2 and established a liability for the unpaid portion of the estimate of $1.9. FGL has incurred and paid $4.0 related to legal fees and other costs and $3.3 related to settlement costs as of September 30, 2015. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL had been seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recovered from OMGUK are presented net in the accompanying Consolidated Statements of Operations in the caption "Benefits and other changes in policy reserves." During Fiscal 2015, FGL, the Company and OMGUK reached a global settlement which resolved all prior outstanding claims, resulting in FGL receiving $3.6 in settlement of its outstanding recoverable related to the Cressy litigation.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. (“Ludwick”). The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid by less than $0.1for her annuity. FGL, HRG and the other defendants believe that they have meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the defendants joined in the filing of a joint motion to dismiss the complaint that was filed by all of the defendants. The motion has been fully briefed and is pending before the Court and parties are currently engaging in document discovery. As of September 30, 2015, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.3, which was accrued during Fiscal 2015.
In light of the inherent uncertainties involved in the matter aforementioned, there can be no assurance that the litigation discussed above, or any other pending or future litigation, will not have a material adverse effect on FGL's business, financial condition, or results of operations in future periods.
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
See Note 14, Debt and Note 29, Subsequent Events for details of the limited unconditional and irrevocable guarantee for the full and prompt payment when due of present and future payment obligations under the Compass Credit Agreement that was provided by HGI Funding by pledging certain of its assets as a collateral.
The F&G Stock Purchase Agreement included a Guarantee and Pledge Agreement (the "Guarantee and Pledge Agreement"), which created a security interest in the equity of FGH and FGH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In June, 2015, in connection with the settlement of the litigation amongst the Company, FGH and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder.
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future annual minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, principally relating to Spectrum Brands, net of contractual third-party sublease, are as follows:

Fiscal Year	Operating Leases
2016	$45.5
2017	40.7
2018	31.0
2019	23.8
2020	16.3
Thereafter	25.7
Total minimum lease payments	$183.0
The Company’s total rent expense was $43.5, $46.8 and $51.3 during Fiscal 2015, 2014 and 2013, respectively.
Unfunded Asset Based Lending Commitments
FGL, Front Street and Salus have unfunded investment commitments as of September 30, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	September 30, 2015
Asset-based loans	$103.6
Other invested assets	81.2
Commercial mortgage loans	27.4
Fixed, available-for-sale	20.0
Other assets	16.3
Total	$248.5

(23) Insurance Subsidiary — Financial Information
FGL’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from U.S. GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the U.S. GAAP basis financial statements for comparable items.

FGL’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL's wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA) (b)	FGL NY Insurance (NY)
Statutory Net Income:
Year ended December 31, 2014	$104.6	$1.9
Year ended December 31, 2013	118.2	1.3
Year ended December 31, 2012	102.2	1.0

Statutory Capital and Surplus:
December 31, 2014	$1,211.6	$61.2
December 31, 2013	1,108.3	61.9

(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is not significant in relation to FGL Insurance's and FGL NY Insurance's respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of December 31, 2014 and 2013, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $121.2 to FGH in 2015 less any dividends paid during the immediately preceding 12 month period. FGL did not declare or pay any dividends to FGH during the 12 month period ended September 30, 2015. Therefore, FGL Insurance will be able to declare on or prior to December 31, 2015 an ordinary dividend up to $121.2 with respect to its 2014 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a decrease to statutory capital and surplus of $5.0 at December 31, 2014 and an increase of $11.5 at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $245.0 and $270.0 at December 31, 2014 and 2013, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $17.3 and $20.5 at December 31, 2014 and 2013, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $75.1 and $108.9 as of December 31, 2014 and 2013, respectively and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2014 and 2013 was $187.3 and $181.6, respectively.
As of December 31, 2014, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
On October 7, 2013, the New York State Department of Financial Services (“NYDFS”) announced an agreement with Philip A. Falcone, then the Chairman and Chief Executive Officer of HRG, HRG, FGH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS Commitment”). Mr. Falcone resigned as Chairman and Chief Executive Officer of HRG effective December 1, 2014. Under the NYDFS Commitment agreement, FGH agreed to maintain FGL NY Insurance’s RBC level at no less than 225% company action level RBC ratio, and established a trust account funded with $18.5 of cash or eligible securities to support that agreement.
In addition, in connection with its re-domestication to Iowa, FGL Insurance agreed to the conditions set by the Iowa Commissioner that neither Mr. Falcone nor any employees of HCP may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years). FGL has complied with these requirements.

(24) Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)
The following supplemental information relating to Compass’ oil and natural gas producing activities for Fiscal 2015, 2014 and for the period from inception to September 30, 2013 is presented in accordance with ASC 932, “Extractive Activities, Oil and Gas.”
Prior to October 31, 2014, the operating results of Compass represented the Company’s 74.4% proportionate interest. Operating results after October 31, 2014 represent 100.0% of Compass’ consolidated results. Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

	Fiscal 2015	Fiscal 2014	Period from inception to September 30, 2013
Proved property acquisition costs	$95.9	$—	$569.5
Unproved property acquisition costs	—	—	53.9
Total property acquisition costs	95.9	—	623.4
Development	17.3	11.4	11.8
Lease acquisitions and other	1.0	0.2	—
Capitalized asset retirement costs	(0.4)	0.1	0.1
Depletion per Boe	$7.84	$8.68	$10.00
Depletion per Mcfe	$1.31	$1.45	$1.67
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

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Natural Gas Equivalent (Mmcfe)
Inception
Purchase of reserves in place (1)	3,940	331,592	7,353	399,350
Discoveries and extensions (2)	188	4,416	753	10,062
Revisions of previous estimates:
Changes in price	(125)	13,116	(135)	11,556
Other factors (3)	(296)	(12,136)	(1,941)	(25,558)
Production	(283)	(14,570)	(300)	(18,068)
September 30, 2013	3,424	322,418	5,730	377,342
Discoveries and extensions (2)	112	839	173	2,549
Revisions of previous estimates:
Changes in price	233	20,815	496	25,189
Other factors (4)	335	(13,750)	342	(9,688)
Production	(414)	(20,882)	(521)	(26,492)
September 30, 2014	3,690	309,440	6,220	368,900
Purchase of reserves in place	1,252	105,297	2,116	125,502
Discoveries and extensions (2)	153	44	8	1,007
Revisions of previous estimates:
Reclassification to unproved reserves (5)	(110)	(4,954)	(63)	(5,993)
Changes in price	(964)	(51,704)	(2,860)	(74,651)
Other factors	708	(1,269)	596	6,562
Sales of reserves in place	(12)	(2,391)	—	(2,464)
Production	(479)	(24,934)	(606)	(31,447)
September 30, 2015	4,238	329,529	5,411	387,416

(1)
Purchases of reserves in place include the initial contribution of conventional assets from EXCO as of February 14, 2013, and the acquisition of shallow Cotton Valley assets from an affiliate BG Group as of March 5, 2013.

(2)	New discoveries and extensions were a result of Compass’ development in the Permian basin for Fiscal 2015, Fiscal 2014 and the period from inception to September 30, 2013.

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

(5)
Represents proved Undeveloped Reserves reclassified to unproved pursuant to the five year development rule established by the SEC. While these locations previously qualified as Proved Undeveloped Reserves as they directly offset a proved location, Compass’ planned capital programs do not support development at this time.

Estimated Quantities of Proved Developed and Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Mmcfe
Proved developed:
September 30, 2015	4,085	329,485	5,403	386,409
September 30, 2014	3,356	304,628	5,145	355,634
Proved undeveloped:
September 30, 2015	153	44	8	1,007
September 30, 2014	334	4,812	1,075	13,266

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

	September 30,
	2015	2014	2013
Future cash inflows	$1,330.1	$1,895.2	$1,638.5
Future production costs	750.8	914.9	923.7
Future development costs	160.0	164.4	156.0
Future income taxes	—	136.2	39.3
Future net cash flows	419.3	679.7	519.5
Discount of future net cash flows at 10% per annum	191.2	333.9	217.2
Standardized measure of discounted future net cash flows	$228.1	$345.8	$302.3
The reference prices at September 30, 2015, 2014 and 2013 used in the above table, were $59.21 and $99.08 and $95.04 per Bbl of oil, respectively, $3.06, $4.24 and $3.60 per Mmbtu of natural gas, respectively, and $21.50 and $43.58 and $38.64 per Bbl for NGLs, respectively. The reference prices were based on West Texas Intermediate crude oil at Cushing, Oklahoma, and natural gas at Henry Hub. These prices were further adjusted for historical differentials. The prices used for NGLs were based on the trailing 12 month average of realized prices. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period.
The following are the principal sources of change in the Standardized Measure:

	Fiscal 2015	Fiscal 2014	Period from inception to September 30, 2013
Sales and transfers of oil and natural gas produced	$(21.5)	$(77.4)	$(46.2)
Net changes in prices and production costs	(336.8)	141.8	39.2
Extensions and discoveries, net of future development and production costs	1.8	3.5	8.1
Development costs during the period	12.0	10.0	7.4
Changes in estimated future development costs	28.1	(12.0)	20.2
Revisions of previous quantity estimates	(44.9)	24.2	(50.2)
Sales of reserves in place	138.2	—	—
Purchase of reserves in place	(3.1)	—	300.6
Accretion of discount before income taxes	55.3	32.3	16.1
Changes in timing and other	(12.1)	(34.3)	27.9
Net change in income taxes	65.4	(44.6)	(20.8)
Net change	$(117.7)	$43.5	$302.3
Costs not subject to amortization
The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization by the period in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within 1 to 4 years.

	Total	Fiscal 2015	Fiscal 2014	Period from inception to September 30, 2013
Property acquisition costs	$18.9	$—	$—	$18.9
Capitalized interest	1.3	—	0.7	0.6
Total	$20.2	$—	$0.7	$19.5

(25) Related Party Transactions
In November 2012, the Company had entered a reciprocal services agreement (the “Services Agreement”) with HCP, which was at that time the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. On December 1, 2014, in accordance with the terms of the Services Agreement, the Company gave HCP ninety days advance written notice of the termination of the Services Agreement effective as of March 1, 2015. The Company recognized $3.3 and $5.7 of expenses under these Service Agreement with respect to Fiscal 2015 and 2014, respectively.
In August 2013, the Company repurchased 1.7 million shares from the Harbinger Capital Partners Special Situations Funds, L.P., one of the HCP Stockholders, for $12.3, under the terms of a publicly announced general repurchase program of the Company’s outstanding common stock.
In December 2013, FGL completed an initial public offering of 9.8 million shares of common stock, and the underwriters exercised their option to purchase from the Company an additional 1.5 million shares of common stock, at a price of $17.00 per share. Jefferies LLC ("Jefferies"), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9, a portion of which was paid to Jefferies as a participating underwriter.
On November 25, 2014, the Company and Mr. Falcone, who was at that time through HCP the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which, in connection with his resignation from HRG, Mr. Falcone was paid $20.5 as a one-time payment, $16.5, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 which constituted a pro-rata bonus for fiscal year 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s departure, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving the Company, (ii) seek representation or control of the Board or affairs of the Company, (iii) purchase or acquire additional securities of the Company, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing.
On March 18, 2014, HRG entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 in cash. Pursuant to the Letter Agreement, Leucadia have designated two directors to HRG’s board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HRG's board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HRG that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HRG’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HRG to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HRG’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HRG’s board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HRG entered into a Registration Rights Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer.
During Fiscal 2015, Jefferies acted as an initial purchaser for the Company's issuance of senior notes. In HRG’s offering of $100.0 of its April 2015 7.875% Notes, Jefferies received $0.4 in discounts and commissions as a participating initial purchaser. In HRG’s offering of $140.0 of its May 2015 7.75% Notes, Jefferies received $0.3 in discounts and commissions as a participating initial purchaser. In HRG’s offering of $160.0 of its May 2015 7.875% Notes, Jefferies received $0.3 in discounts and commissions as a participating initial purchaser.
In May 2015, Spectrum Brands, made an offering of $1,000.0 of its 5.75% Notes, whereby Jefferies received aggregate discounts and commissions paid by Spectrum Brands of approximately $2.6 as a participating initial purchaser. Jefferies also received aggregate discounts and commissions of approximately $1.5 as a participating underwriter in Spectrum Brands’ $575.0 offering of common stock in May 2015. In addition, Jefferies was one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1,500.0 in connection with the financing of the AAG Acquisition and received aggregate fees paid by Spectrum Brands of approximately $2.1.
On September 25, 2015, CorAmerica, assigned its interests under certain purchase agreements regarding outlet center developments to entities and accounts related to Fortress Investment Group LLC (“Fortress”), which, through affiliates, has acquired interests greater than 10% ownership in the Company as of September 30, 2015. The aggregate consideration for such assignment included a $0.4 fee.
On October 7, 2015, FGL, entered into an Engagement Letter with Jefferies pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
On October 9, 2015, HGI Funding entered into a Stock Purchase Agreement, by and among HGI Funding, HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35.1. Jefferies agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50. In addition, Mr. Falcone purchased through an HCP fund 540 thousand shares in the transaction at a purchase price of $7.50 per share.
On October 23, 2015, Front Street Cayman sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 in aggregate proceeds from the sale. Jefferies acted as the principal in the transaction.
The Company, through FGL invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress.
The Company’s consolidated related party investments are summarized as follows:

		September 30, 2015			September 30, 2014
Issuer	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value	Asset carrying value	Accrued Investment Income	Total carrying value
CF Turul	Fixed maturities	$181.0	$1.6	$182.6	$194.9	$1.9	$196.8
The Company’s related net investment income is summarized as follows:

		Fiscal
Issuer	Investment Income Classification	2015	2014
CF Turul	Net investment income	$8.1	$1.6
Leucadia	Net investment income	—	1.1
Jefferies	Net investment income	—	1.2

(26) Segment and Geographic Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. Refer to Note 27, Consolidating Financial Information, for disclosure of Total Assets for each segment.

	Fiscal
	2015	2014	2013
Revenues:
Consumer Products	$4,690.4	$4,429.1	$4,085.6
Insurance	836.2	1,349.7	1,348.4
Energy	107.4	147.0	90.2
Asset Management	22.2	34.2	28.9
Intersegment elimination (a)	117.0	(17.1)	(9.7)
Consolidated segment revenues	5,773.2	5,942.9	5,543.4
Corporate and Other	42.7	20.1	—
Total revenues	$5,815.9	$5,963.0	$5,543.4

Depreciation and amortization
Consumer Products	$170.0	$157.7	$139.8
Insurance	46.3	102.5	186.3
Energy	46.5	41.8	32.2
Asset Management	0.4	0.3	0.2
Total segments	263.2	302.3	358.5
Corporate	0.5	0.3	0.2
Consolidated depreciation and amortization	$263.7	$302.6	$358.7

Operating (loss) income:
Consumer Products	$474.1	$481.9	$351.2
Insurance	43.5	284.8	522.9
Energy	(526.6)	(53.7)	(45.2)
Asset Management	(103.1)	0.7	10.4
Intersegment elimination (a)	75.2	(17.7)	(10.9)
Total segment operating (loss) income	(36.9)	696.0	828.4
Corporate and Other eliminations	(190.9)	(126.5)	(91.0)
Consolidated operating (loss) income	(227.8)	569.5	737.4
Interest expense	(429.7)	(321.9)	(511.9)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(12.7)	(101.6)
Gain on deconsolidation of subsidiary	38.5	—	—
Gain upon gaining control of equity method investment	141.2	—	—
Other income (expense), net	37.0	(21.7)	(5.6)
Consolidated (loss) income from continuing operations before income taxes	$(440.8)	$213.2	$118.3
(a) The Intersegment eliminations represent the reversal and reclassification of impairments recorded in our Insurance Segment, as well as normal intercompany transactions for the period. For Fiscal 2015, the Insurance segment eliminations include the reversal of intercompany asset impairments of $57.1. For Fiscal 2015, the Insurance segment eliminations also include a reclassification of $40.0 of impairments resulting from the RadioShack bankruptcy from Net investment losses to Bad debt expense and the reversal of impairments of $35.4 already reflected in the Asset Management segment.

	Fiscal
	2015	2014	2013
Capital expenditures:
Consumer Products	$89.1	$73.4	$81.9
Insurance	7.5	9.4	4.1
Energy	18.1	13.4	13.4
Asset Management	0.2	0.9	0.3
Total segments	114.9	97.1	99.7
Corporate	1.3	1.1	0.4
Consolidated capital expenditures	$116.2	$98.2	$100.1

	September 30,
Total long-lived assets:	2015	2014
Consumer Products	$507.1	$428.9
Insurance	14.3	11.4
Energy	288.9	464.4
Asset Management	1.2	1.4
Total segments	811.5	906.1
Corporate assets	1.3	2.5
Consolidated total long-lived assets	$812.8	$908.6

	Fiscal
Net change in cash due to operating activities	2015	2014	2013
Consumer Products	$445.1	$432.7	$256.5
Insurance	13.6	288.1	336.2
Energy	12.0	44.3	37.2
Asset Management	(23.9)	(4.9)	11.7
Net change in cash due to segment operating activities	446.8	760.2	641.6
Net change in cash due to corporate operating activities, including intersegment eliminations	(163.2)	(152.3)	(119.3)
Consolidated change in cash due to operating activities	$283.6	$607.9	$522.3
The Company’s geographic data disclosures are as follows:
Net consumer and other product sales to external customers:

	Fiscal
	2015	2014	2013
United States	$2,950.6	$2,660.8	$2,411.4
Outside the United States	1,782.5	1,788.4	1,674.2
Consolidated net consumer and other product sales to external customers	$4,733.1	$4,449.2	$4,085.6
Long-lived assets:

	September 30,
	2015	2014
United States	$616.8	$733.0
Outside the United States	196.0	175.6
Consolidated long-lived assets	$812.8	$908.6

(27) Consolidating Financial Information
The following schedules present the Company’s consolidating balance sheets information at September 30, 2015 and 2014, and consolidating statements of operations information for Fiscal 2015, 2014 and 2013. These schedules present the individual segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of FOH for Fiscal 2015. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.
HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

September 30, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$19,112.7	$—	$223.9	$32.8	$(258.7)	$19,110.7
Investments in subsidiaries and affiliates	—	(94.3)	—	—	2,016.9	(1,922.6)	—
Affiliated loans and receivables	—	110.8	—	1.2	0.1	(112.1)	—
Cash and cash equivalents	247.9	521.8	34.2	94.6	298.5	—	1,197.0
Receivables, net	586.6	23.5	19.1	0.7	0.8	2.2	632.9
Inventories, net	780.8	—	—	—	—	—	780.8
Accrued investment income	—	191.2	—	1.3	—	(0.5)	192.0
Reinsurance recoverable	—	2,351.9	—	—	—	—	2,351.9
Deferred tax assets	48.4	271.3	—	0.1	2.0	(36.8)	285.0
Properties, including oil and natural gas properties, net	507.1	14.3	288.9	1.2	1.3	—	812.8
Goodwill	2,476.7	—	—	10.7	—	—	2,487.4
Intangibles, including DAC and VOBA, net	2,480.3	1,048.6	—	—	—	—	3,528.9
Other assets	170.2	743.4	2.2	6.2	32.7	—	954.7
Total assets	$7,298.0	$24,295.2	$344.4	$339.9	$2,385.1	$(2,328.5)	$32,334.1

Liabilities and Equity:
Insurance reserves	$—	$21,931.7	$—	$—	$—	$—	$21,931.7
Debt	3,971.0	300.0	327.0	48.3	1,736.4	—	6,382.7
Accounts payable and other current liabilities	993.0	48.7	33.6	7.7	54.2	0.5	1,137.7
Employee benefit obligations	88.1	—	—	—	4.8	—	92.9
Deferred tax liabilities	611.7	—	—	—	1.9	—	613.6
Other liabilities	27.3	509.3	39.1	10.3	1.1	0.3	587.4
Affiliated debt and payables	—	0.9	102.2	313.1	—	(416.2)	—
Total liabilities	5,691.1	22,790.6	501.9	379.4	1,798.4	(415.4)	30,746.0
Total stockholders’ equity	900.4	1,211.7	(157.2)	(41.8)	586.7	(1,913.1)	586.7
Noncontrolling interests	706.5	292.9	(0.3)	2.3	—	—	1,001.4
Total shareholders’ equity	1,606.9	1,504.6	(157.5)	(39.5)	586.7	(1,913.1)	1,588.1
Total liabilities and equity	$7,298.0	$24,295.2	$344.4	$339.9	$2,385.1	$(2,328.5)	$32,334.1

September 30, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Assets:
Investments	$—	$18,820.7	$—	$584.6	$93.7	$(246.5)	$19,252.5
Investment in subsidiaries and affiliates	—	68.2	—	—	2,237.9	(2,306.1)	—
Affiliated loans and receivables	—	157.2	—	28.5	—	(185.7)	—
Cash and cash equivalents	194.6	633.8	14.2	53.5	423.1	—	1,319.2
Receivables, net	515.3	2.1	23.7	0.9	43.1	—	585.1
Inventories, net	624.5	—	—	—	10.7	—	635.2
Accrued investment income	—	181.8	—	3.7	—	(0.6)	184.9
Reinsurance recoverable	—	2,397.6	—	—	—	—	2,397.6
Deferred tax assets	46.7	139.0	—	—	1.1	(0.1)	186.7
Properties, including oil and natural gas properties, net	428.9	11.4	464.4	1.4	2.5	—	908.6
Goodwill	1,469.6	—	—	10.7	44.5	—	1,524.8
Intangibles, including DAC and VOBA, net	2,091.5	550.4	—	—	41.8	—	2,683.7
Other assets	141.9	233.6	2.5	9.2	34.7	—	421.9
Total assets	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

Liabilities and Equity:
Insurance reserves	$—	$20,215.1	$—	$—	$—	$—	$20,215.1
Debt	2,990.9	300.0	243.2	298.7	1,325.0	—	5,157.8
Accounts payable and other current liabilities	816.2	71.9	31.3	8.5	104.6	0.5	1,033.0
Employee benefit obligations	81.9	—	—	—	4.3	—	86.2
Deferred tax liabilities	516.0	—	—	—	17.2	0.1	533.3
Other liabilities	21.2	748.9	27.3	19.3	1.1	—	817.8
Affiliated debt and payables	—	7.8	102.3	286.5	34.8	(431.4)	—
Total liabilities	4,426.2	21,343.7	404.1	613.0	1,487.0	(430.8)	27,843.2
Total stockholders’ equity	612.4	1,526.9	100.7	68.2	1,441.6	(2,308.2)	1,441.6
Noncontrolling interests	474.4	325.2	—	11.3	4.5	—	815.4
Total shareholders’ equity	1,086.8	1,852.1	100.7	79.5	1,446.1	(2,308.2)	2,257.0
Total liabilities and equity	$5,513.0	$23,195.8	$504.8	$692.5	$2,933.1	$(2,739.0)	$30,100.2

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Fiscal 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$4,690.4	$—	$—	$—	$42.7	$—	$4,733.1
Oil and natural gas	—	—	107.4	—	—	—	107.4
Insurance premiums	—	59.8	—	—	—	—	59.8
Net investment income	—	918.3	—	22.2	—	(13.3)	927.2
Net investment (losses) gains	—	(235.0)	—	—	—	130.3	(104.7)
Insurance and investment product fees and other	—	93.1	—	—	—	—	93.1
Total revenues	4,690.4	836.2	107.4	22.2	42.7	117.0	5,815.9
Operating costs and expenses:
Cost of consumer products and other goods sold	3,020.0	—	—	—	30.9	—	3,050.9
Oil and natural gas direct operating costs	—	—	85.9	—	—	—	85.9
Benefits and other changes in policy reserves	—	625.5	—	—	—	—	625.5
Selling, acquisition, operating and general expenses	1,108.5	125.4	63.0	37.4	142.5	(0.3)	1,476.5
Impairments and bad debt expense	—	—	485.1	87.9	60.2	42.1	675.3
Amortization of intangibles	87.8	41.8	—	—	—	—	129.6
Total operating costs and expenses	4,216.3	792.7	634.0	125.3	233.6	41.8	6,043.7
Operating (loss) income	474.1	43.5	(526.6)	(103.1)	(190.9)	75.2	(227.8)
Equity in net (losses) income of subsidiaries	—	(105.1)	—	—	(343.6)	448.7	—
Interest expense	(271.9)	(23.7)	(9.9)	—	(124.2)	—	(429.7)
Affiliated interest expense	—	—	(9.0)	(19.2)	(2.9)	31.1	—
Gain on deconsolidation of subsidiary	—	—	—	—	38.5	—	38.5
Gain upon gaining control of equity method investment	—	—	141.2	—	—	—	141.2
Other income (expense), net	(8.9)	—	25.7	(2.1)	31.9	(9.6)	37.0
(Loss) income from continuing operations before income taxes	193.3	(85.3)	(378.6)	(124.4)	(591.2)	545.4	(440.8)
Income tax expense	43.9	8.4	—	—	(13.3)	32.6	71.6
Net (loss) income	149.4	(93.7)	(378.6)	(124.4)	(577.9)	512.8	(512.4)
Less: Net income (loss) attributable to noncontrolling interest	62.7	23.1	(1.0)	(19.3)	(21.1)	—	44.4
Net loss attributable to controlling interest	$86.7	$(116.8)	$(377.6)	$(105.1)	$(556.8)	$512.8	$(556.8)

Fiscal 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$4,429.1	$—	$—	$—	$20.1	$—	$4,449.2
Oil and natural gas	—	—	147.0	—	—	—	147.0
Insurance premiums	—	56.6	—	—	—	—	56.6
Net investment income	—	824.5	—	34.2	—	(16.5)	842.2
Net investment (losses) gains	—	395.9	—	—	—	(0.6)	395.3
Insurance and investment product fees and other	—	72.7	—	—	—	—	72.7
Total revenues	4,429.1	1,349.7	147.0	34.2	20.1	(17.1)	5,963.0
Operating costs and expenses:
Cost of consumer products and other goods sold	2,860.3	—	—	—	15.3	—	2,875.6
Oil and natural gas direct operating costs	—	—	69.6	—	—	—	69.6
Benefits and other changes in policy reserves	—	852.7	—	—	—	—	852.7
Selling, acquisition, operating and general expenses	1,005.2	114.7	50.1	31.2	131.3	—	1,332.5
Impairments and bad debt expense	—	—	81.0	2.3	—	0.6	83.9
Amortization of intangibles	81.7	97.5	—	—	—	—	179.2
Total operating costs and expenses	3,947.2	1,064.9	200.7	33.5	146.6	0.6	5,393.5
Operating (loss) income	481.9	284.8	(53.7)	0.7	(126.5)	(17.7)	569.5
Equity in net (loss) income of subsidiaries	—	(6.0)	—	—	221.4	(215.4)	—
Interest expense	(202.1)	(22.5)	(7.7)	—	(89.6)	—	(321.9)
Affiliated interest (expense) income	—	—	(9.0)	(6.0)	(1.5)	16.5	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(12.7)	—	(12.7)
Other income (expense), net	(6.3)	—	(6.5)	(1.2)	(4.2)	(3.5)	(21.7)
(Loss) income from continuing operations before income taxes	273.5	256.3	(76.9)	(6.5)	(13.1)	(220.1)	213.2
Income tax expense	59.0	54.0	—	(0.1)	0.9	(2.3)	111.5
Net (loss) income	214.5	202.3	(76.9)	(6.4)	(14.0)	(217.8)	101.7
Less: Net income (loss) attributable to noncontrolling interest	88.9	27.2	—	(0.4)	(3.7)	—	112.0
Net loss attributable to controlling interest	125.6	175.1	(76.9)	(6.0)	(10.3)	(217.8)	(10.3)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	—	—	73.6	—	73.6
Net loss attributable to common and participating preferred stockholders	$125.6	$175.1	$(76.9)	$(6.0)	$(83.9)	$(217.8)	$(83.9)

Fiscal 2013	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Eliminations	Total
Revenues:
Net consumer and other product sales	$4,085.6	$—	$—	$—	$—	$—	$4,085.6
Oil and natural gas	—	—	90.2	—	—	—	90.2
Insurance premiums	—	58.8	—	—	—	—	58.8
Net investment income	—	715.5	—	28.9	—	(9.7)	734.7
Net investment (losses) gains	—	511.6	—	—	—	—	511.6
Insurance and investment product fees and other	—	62.5	—	—	—	—	62.5
Total revenues	4,085.6	1,348.4	90.2	28.9	—	(9.7)	5,543.4
Operating costs and expenses:
Cost of consumer products and other goods sold	2,695.3	—	—	—	—	—	2,695.3
Oil and natural gas direct operating costs	—	—	44.0	—	—	—	44.0
Benefits and other changes in policy reserves	—	531.8	—	—	—	—	531.8
Selling, acquisition, operating and general expenses	961.3	111.4	37.1	15.8	91.0	—	1,216.6
Impairments and bad debt expense	—	—	54.3	2.7	—	1.2	58.2
Amortization of intangibles	77.8	182.3	—	—	—	—	260.1
Total operating costs and expenses	3,734.4	825.5	135.4	18.5	91.0	1.2	4,806.0
Operating (loss) income	351.2	522.9	(45.2)	10.4	(91.0)	(10.9)	737.4
Equity in net income (losses) of subsidiaries	—	—	—	—	266.3	(266.3)	—
Interest expense	(375.6)	(11.5)	(4.7)	—	(120.1)	—	(511.9)
Affiliated interest (expense) income	—	—	(5.6)	(4.1)	—	9.7	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(101.6)	—	(101.6)
Other income (expense), net	(3.5)	(0.2)	(1.3)	—	(0.6)	—	(5.6)
(Loss) income from continuing operations before income taxes	(27.9)	511.2	(56.8)	6.3	(47.0)	(267.5)	118.3
Income tax expense	27.4	161.0	—	0.1	(1.2)	—	187.3
Net (loss) income	(55.3)	350.2	(56.8)	6.2	(45.8)	(267.5)	(69.0)
Less: Net income (loss) attributable to noncontrolling interest	(23.6)	—	—	0.4	—	—	(23.2)
Net loss attributable to controlling interest	(31.7)	350.2	(56.8)	5.8	(45.8)	(267.5)	(45.8)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	—	—	48.4	—	48.4
Net loss attributable to common and participating preferred stockholders	$(31.7)	$350.2	$(56.8)	$5.8	$(94.2)	$(267.5)	$(94.2)

(28) Quarterly Results (Unaudited)

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total revenues	$1,452.5	$1,553.5	$1,371.5	$1,438.4
Operating income	54.7	74.5	(174.0)	(183.0)
Net loss attributable to common and participating preferred stockholders	(143.1)	(75.6)	(228.3)	(109.8)
Net income (loss) per common share attributable to controlling interest:
Basic	$(0.73)	$(0.38)	$(1.16)	$(0.56)
Diluted	$(0.73)	$(0.38)	$(1.16)	$(0.56)

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 30, 2013
Total revenues	$1,512.4	$1,599.4	$1,341.2	$1,510.0
Operating income	144.9	229.1	16.2	179.3
Net (loss) income attributable to common and participating preferred stockholders	(6.3)	49.0	(87.6)	(39.0)
Net (loss) income per common share attributable to controlling interest:
Basic	$(0.03)	$0.28	$(0.63)	$(0.28)
Diluted	$(0.03)	$0.28	$(0.63)	$(0.28)

(29) Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following are the significant events which occurred subsequent to September 30, 2015 but before these financial statements were issued:
Compass Asset Sale
In October 2015, subsequent to the Company’s fiscal year end, Compass signed a definitive agreement to sell its Holly, Waskom, and Danville assets (the “Sold Properties) to a third party for $160.0 in cash, subject to adjustments for title and environmental defects and revenues and expenses attributable to periods after July 1, 2015. Proceeds are expected to be used to reduce the borrowings outstanding under the Compass Credit Agreement. The transaction is subject to satisfactory completion of title and environmental due diligence, as well as the satisfaction of customary closing conditions and receipt of applicable approvals and consents.
The transaction is expected to close in the first fiscal quarter of 2016 (the “Compass Asset Sale Close Date”) with an effective date of July 1, 2015. The Company will account for the sale in accordance with ASC Topic 932, Property, Plant and Equipment: Extractive Activities - Oil and Gas. The Company is in the process of completing the calculation of the purchase price adjustments as well as the gain resulting from the sale of the assets.
Compass Credit Agreement Amendment
On November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a modification of the Compass’ Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the permitted ratio limit was increased to 6.00 to 1.0 for the end of each fiscal quarter through September 30, 2016. Additionally, a provision was added to allow HGI Funding to cure, at its option, defaults under the Consolidated Leverage Ratio by means of an equity contribution or increase in the amount of the guarantee (the “Optional Guarantee”) of the Compass Credit Agreement. Such amount would be applied to reduce the amount of indebtedness that Compass is deemed to have outstanding as of the relevant Consolidated Leverage Ratio test date. The amendment also provided for the reduction of the borrowing base to $320.0.
Concurrently with such amendment, HGI Funding, continued to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur in the third fiscal quarter of calendar 2016) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined (subject to the cap described below) based on the amount of the borrowing base at such time (the “Initial Secured Amount”). The guarantee was also amended to provide that HGI Funding is required to make a debt or equity contribution to Compass in the amount (if any) of the Optional Guarantee (the “Optional Secured Amount” and together with the Initial Secured Amount, the “Secured Amount”) within eleven business days of the delivery of Compass’s compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016 (the “Optional Guarantee Payment Date”). The Secured Amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 50.0% of fair market value through January 3, 2016 and 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). Through December 15, 2015 (or the Compass Asset Sale close date, whichever occurs first), HGI Funding’s aggregate obligations in connection with the Initial Guarantee and related contributions are not to exceed $110.0. HGI Funding’s aggregate obligations in connection with the Initial Guarantee subsequent to December 15, 2015 and through the June 2016 borrowing base redetermination date are (i) not to exceed $30.0 upon closing the Compass Asset Sale and the corresponding reduction of the borrowing base under the Compass Credit Agreement by $145.0; or (ii) not to exceed $65.0, prior to the closing of the Compass Asset Sale in conjunction with a reduction of the borrowing base under the Compass Credit Agreement by $45.0 if the Compass Asset Sale has not closed by December 15, 2015.
Subsequent to the amendments to the Compass Credit Agreement, Compass continued to be in good standing under the covenants specified in the Compass Credit Agreement, as amended. The expiration date of the Initial Guarantee occurs upon the closing of Compass’ scheduled borrowing base redetermination in June 2016. The expiration date of the Optional Guarantee occurs upon the making of all required payments on the Optional Guarantee Payment Date. Compass is presently current on all obligations related to the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
FGL Merger
We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next twelve months and certain other specified criteria are met, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheets in the period in which the business is classified as held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
As discussed in Note 1, Basis of Presentation, on November 8, 2015, Anbang entered into a definitive merger agreement to acquire FGL. Pursuant to the agreement, Anbang will acquire all of the outstanding shares of FGL. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47 million shares, or 80.5% of FGL. FGL is part of the Company’s Insurance reportable business segment. The Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, NYDFS, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.
The following table summarizes the components of FGL’s assets and liabilities included in the Consolidated Balance Sheets at September 30, 2015 and 2014:

	September 30,
	2015	2014
Assets
Investments:
Fixed maturities	$17,745.5	$17,434.6
Equity securities	620.0	697.7
Derivatives	81.9	296.3
Asset-based loans	109.2	212.9
Commercial mortgage loans	489.2	136.2
Other invested assets	45.1	22.0
Total investments	19,090.9	18,799.7
Related party loans	78.4	112.7
Cash and cash equivalents	501.8	576.4
Accrued investment income	191.2	181.8
Reinsurance recoverable	3,578.7	3,664.8
Deferred tax assets	207.9	125.6
Properties	14.4	11.4
DAC and VOBA, net	1,048.5	550.6
Other assets	250.0	151.7
Total assets	24,961.8	24,174.7
Liabilities
Insurance reserves:
Contractholder funds	17,769.8	16,463.5
Future policy benefits	3,467.5	3,504.3
Liability for policy and contract claims	55.3	58.1
Funds withheld from reinsurers (a)	1,267.5	1,330.8
Total insurance reserves	22,560.1	21,356.7
Debt	300.0	300.0
Accounts payable and other current liabilities	43.7	67.4
Other liabilities	518.8	769.4
Total liabilities	23,422.6	22,493.5
Net FGL assets included in HRG’s consolidated balance sheet	1,539.2	1,681.2
Less: noncontrolling interest	292.9	325.2
Total carrying value of HRG’s interest in FGL’s net assets	$1,246.3	$1,356.0
(a) Primarily related to Front Street which is eliminated upon consolidation
At September 30, 2015, the carrying value of the Company’s interest in FGL was $13.3 lower than the fair value less cost to sell based on the sales price.
We report the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360 and ASU 2014-08. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statements of Income for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.
The results of operations for FGL were not presented as discontinued operations in the Consolidated Statements of Operations since FGL did not meet the held for sale criteria as of September 30, 2015, as discussed above.
The following table summarizes the components of income attributable to FGL included in the Consolidated Statements of Operations for Fiscal 2015, 2014 and 2013:

	Fiscal
	2015	2014	2013
Revenues:
Insurance premiums	$58.5	$55.6	$58.7
Net investment income	850.8	760.2	707.6
Net investment (losses) gains	(2.0)	306.7	517.7
Insurance and investment product fees and other	89.2	68.3	61.5
Total revenues	996.5	1,190.8	1,345.5
Operating costs and expenses:
Benefits and other changes in policy reserves	578.4	787.5	532.9
Selling, acquisition, operating and general expenses	113.2	101.7	109.8
Impairments and bad debt expense	(0.4)	0.6	1.2
Amortization of intangibles	41.8	97.5	182.3
Total operating costs and expenses	733.0	987.3	826.2
Operating income	263.5	203.5	519.3
Interest expense	23.6	22.5	11.5
Net income before income taxes	239.9	181.0	507.8
Income tax expense	84.1	23.4	159.9
Net income	155.8	157.6	347.9
Less: net income attributable to noncontrolling interest	30.4	26.2	—
Net income - attributable to common and participating preferred stockholders	$125.4	$131.4	$347.9

SCHEDULE I
HRG GROUP, INC. AND SUBSIDIARIES
Summary of Investments — Other than Investments in Related Parties
September 30, 2015
(In millions)

	Amortized Cost (a)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$367.9	$381.5	$381.5
States, municipalities and political subdivisions	1,519.7	1,607.6	1,607.6
Foreign governments	7.3	6.8	6.8
Public utilities	1,892.9	1,849.0	1,849.0
All other corporate bonds	13,440.5	13,502.5	13,502.5
Redeemable preferred stock	163.2	167.4	167.4
Total fixed maturities	17,391.5	17,514.8	17,514.8
Equity securities:
Common stocks:
Banks, trust, and insurance companies	57.9	57.7	57.7
Industrial, miscellaneous and all other	18.7	32.8	32.8
Nonredeemable preferred stock	535.5	558.9	558.9
Total equity securities	612.1	649.4	649.4
Derivative investments	219.0	81.9	81.9
Asset-based loans	335.8	335.8	335.8
Commercial mortgage loans	489.2	489.6	489.2
Other invested assets	39.6	39.6	39.6
Total investments	$19,087.2	$19,111.1	$19,110.7

(a)
Represents (i) original cost reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by other-than-temporary impairments for equity securities, (iii) original cost for derivative investments, and (iv) unpaid principal balance reduced by an allowance for credit losses for commercial-mortgage and asset-based loans.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
Condensed Financial Information of the Registrant
HRG GROUP, INC. (Registrant Only)
BALANCE SHEETS
(In millions)

	September 30,
	2015	2014
ASSETS
Cash and cash equivalents	$297.2	$420.0
Receivables, net	0.8	42.5
Total current assets	298.0	462.5
Investments in consolidated subsidiaries	2,040.8	2,357.4
Advances to consolidated subsidiaries	9.5	9.6
Properties, net	1.3	0.6
Deferred charges and other assets	34.4	31.6
Total assets	$2,384.0	$2,861.7
LIABILITIES AND EQUITY
Accounts payable	$1.6	$3.0
Accrued and other current liabilities	51.8	86.7
Total current liabilities	53.4	89.7
Long-term debt	1,736.4	1,325.0
Employee benefit obligations	4.7	4.3
Other liabilities	2.8	1.1
Total liabilities	1,797.3	1,420.1
Shareholders’ equity:
Common stock	2.0	2.0
Additional paid-in capital	1,458.5	1,472.3
Accumulated deficit	(833.1)	(276.3)
Accumulated other comprehensive income	(40.7)	243.6
Total shareholders’ equity	586.7	1,441.6
Total liabilities and equity	$2,384.0	$2,861.7
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HRG GROUP, INC. (Registrant Only)
STATEMENTS OF OPERATIONS
(In millions)

	Fiscal
	2015	2014	2013
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	100.2	111.1	77.4
Acquisition related charges	0.4	4.2	12.7
Total operating expenses	100.6	115.3	90.1
Operating loss	(100.6)	(115.3)	(90.1)
Other income (expense):
Equity in net (loss) income of subsidiaries	(357.2)	207.7	263.7
Interest expense	(124.2)	(89.7)	(120.1)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	(12.7)	(101.6)
Gain on contingent purchase price reduction	8.5	0.5	—
Other, net	15.2	0.1	1.1
Loss before income taxes	(558.3)	(9.4)	(47.0)
Income tax (benefit) expense	(1.5)	0.9	(1.2)
Net loss	(556.8)	(10.3)	(45.8)
Less: Preferred stock dividends and accretion and loss on conversion	—	73.6	48.4
Net loss attributable to common and participating preferred stockholders	$(556.8)	$(83.9)	$(94.2)
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HRG GROUP, INC. (Registrant Only)
STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(556.8)	$(10.3)	$(45.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of subsidiaries	357.2	(207.7)	(263.7)
Dividends from subsidiaries	65.7	118.0	127.1
Depreciation of properties	0.5	0.2	0.2
Stock-based compensation	25.0	27.0	11.7
Amortization of debt issuance costs	4.4	3.5	2.7
Amortization of debt discount	1.8	1.5	0.5
Write-off of debt issuance costs on retired debt	—	—	10.8
Write-off of debt discount on retired debt	—	—	2.1
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	12.7	101.6
Gain on contingent purchase price reduction	(8.5)	(0.5)	—
Changes in operating assets and liabilities:
Accounts payable and accrued and other current liabilities	(35.4)	43.5	51.4
Other operating activities	64.4	(0.7)	11.6
Net change in cash due to operating activities	(81.7)	(12.8)	10.2
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	—	—	34.0
Capital contributions to consolidated subsidiaries	(406.4)	(115.5)	(454.4)
Return of capital from subsidiary	—	—	126.8
Capital expenditures	(1.2)	(0.3)	(0.4)
Net change in cash due to investing activities	(407.6)	(115.8)	(294.0)
Cash flows from financing activities:
Dividends paid on preferred stock	—	(28.6)	(33.4)
Proceeds from senior secured notes	409.6	400.0	923.9
Repayment of senior secured notes, including tender / call premium	—	—	(545.9)
Debt issuance costs	(6.8)	(10.4)	(25.1)
Common stock repurchased	(22.1)	(65.6)	(12.3)
Share based award tax withholding payments	(18.3)	(6.5)	(2.3)
Other financing activities	4.1	2.8	—
Net change in cash due to financing activities	366.5	291.7	304.9
Net increase in cash and cash equivalents	(122.8)	163.1	21.1
Cash and cash equivalents at beginning of period	420.0	256.9	235.8
Cash and cash equivalents at end of period	$297.2	$420.0	$256.9
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
HRG GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2015	2014	2013
Life Insurance (single segment):
Deferred acquisition costs	$818.7	$463.8	$340.6
Future policy benefits, losses, claims and loss expenses	4,096.8	3,655.5	3,556.8
Other policy claims and benefits payable	55.3	58.1	51.5
Premium revenue	59.8	56.6	58.8
Net investment income	918.3	824.5	715.5
Benefits, claims, losses and settlement expenses	(625.5)	(852.7)	(531.8)
Amortization of deferred acquisition costs	20.0	(41.7)	(45.3)
Other operating expenses	(125.4)	(114.7)	(111.4)
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
HRG GROUP, INC. AND SUBSIDIARIES
Reinsurance
(In millions)

Fiscal 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,933.1	$(2,010.1)	$0.4	$923.4	—%
Premiums and other considerations:
Traditional life insurance premiums	$260.1	$(199.8)	$(0.5)	$59.8	(0.8)%
Annuity product charges	159.7	(68.1)	—	91.6	—%
Total premiums and other considerations	$419.8	$(267.9)	$(0.5)	$151.4	(0.3)%

Fiscal 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,785.6	$(2,014.3)	$16.4	$787.7	2.1%
Premiums and other considerations:
Traditional life insurance premiums	$266.8	$(246.1)	$35.9	$56.6	63.4%
Annuity product charges	142.5	(71.4)	—	71.1	—%
Total premiums and other considerations	$409.3	$(317.5)	$35.9	$127.7	28.1%

Fiscal 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,596.7	$(1,965.4)	$17.3	$648.6	2.7%
Premiums and other considerations:
Traditional life insurance premiums	$279.2	$(253.2)	$32.8	$58.8	55.8%
Annuity product charges	135.5	(75.0)	—	60.5	—%
Total premiums and other considerations	$414.7	$(328.2)	$32.8	$119.3	27.5%
See accompanying Report of Independent Registered Public Accounting Firm.

HRG GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT TO RULE 3-16 OF REGULATION S-X

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC. The notes to the consolidated financial statements include consolidated Spectrum Brands Holdings Inc. footnotes and certain footnotes related to SB/RH Holdings, LLC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spectrum Brands Holdings, Inc.:
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Spectrum Brands Holdings, Inc. and subsidiaries acquired Armored AutoGroup Parent, Inc. during 2015, and management excluded from its assessment of the effectiveness of Spectrum Brands Holdings, Inc.’s internal control over financial reporting as of September 30, 2015, Armored AutoGroup Parent Inc.’s internal control over financial reporting associated with total assets of $1,543.1 million and total net sales of $160.5 million included in the consolidated financial statements of Spectrum Brands Holdings, Inc. and subsidiaries as of and for the year ended September 30, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Armored AutoGroup Parent, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated November 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Milwaukee, Wisconsin
November 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
SB/RH Holdings, LLC:
We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 20, 2015

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2015 and 2014
(in millions, except per share figures)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$247.9	$194.6
Trade receivables, net	498.8	439.0
Other receivables	87.9	76.3
Inventories	780.8	624.5
Prepaid expenses and other current assets	116.8	100.2
Total current assets	1,732.2	1,434.6
Property, plant and equipment, net	507.1	428.9
Deferred charges and other	101.7	88.4
Goodwill	2,476.7	1,469.6
Intangible assets, net	2,480.3	2,091.5
Total assets	$7,298.0	$5,513.0
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$33.8	$96.7
Accounts payable	620.6	519.7
Accrued wages and salaries	96.5	88.1
Accrued interest	63.3	35.4
Other current liabilities	217.3	175.8
Total current liabilities	1,031.5	915.7
Long-term debt, net of current portion	3,937.2	2,894.1
Deferred income taxes	607.0	513.2
Other long-term liabilities	115.5	103.2
Total liabilities	5,691.2	4,426.2
Commitments and contingencies (See Note 17)
Shareholders' equity:
Common stock, $0.01 par value:	0.6	0.5
Authorized - 200.0 shares
Issued - 61.1 and 54.2 shares, respectively
Outstanding - 59.4 and 52.7 shares, respectively
Additional paid-in capital	2,033.6	1,433.4
Accumulated deficit	(205.5)	(283.1)
Accumulated other comprehensive loss, net of tax	(200.1)	(63.1)
Treasury stock, at cost	(65.5)	(44.3)
Total shareholders' equity	1,563.1	1,043.4
Noncontrolling interest	43.7	43.4
Total equity	1,606.8	1,086.8
Total liabilities and equity	$7,298.0	$5,513.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Operations
Years ended September 30, 2015, 2014 and 2013
(in millions, except per share figures)

	2015	2014	2013
Net sales	$4,690.4	$4,429.1	$4,085.6
Cost of goods sold	3,018.0	2,856.5	2,685.3
Restructuring and related charges	2.1	3.7	10.0
Gross profit	1,670.3	1,568.9	1,390.3
Operating expenses:
Selling	720.7	678.2	637.0
General and administrative	338.8	321.6	286.4
Research and development	51.3	47.9	43.3
Acquisition and integration related charges	58.8	20.1	48.4
Restructuring and related charges	26.6	19.2	24.0
Total operating expenses	1,196.2	1,087.0	1,039.1
Operating income	474.1	481.9	351.2
Interest expense	271.9	202.1	375.6
Other non-operating expense, net	8.9	6.3	3.5
Income (loss) from operations before income taxes	193.3	273.5	(27.9)
Income tax expense	43.9	59.0	27.4
Net income (loss)	149.4	214.5	(55.3)
Net income (loss) attributable to non-controlling interest	0.5	0.4	(0.1)
Net income (loss) attributable to controlling interest	$148.9	$214.1	$(55.2)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$2.68	$4.07	$(1.06)
Diluted earnings (loss) per share	2.66	4.02	(1.06)
Dividends per share	1.27	1.15	0.75
Weighted Average Shares Outstanding
Basic	55.6	52.6	52.0
Diluted	55.9	53.3	52.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years ended September 30, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Net income (loss)	$149.4	$214.5	$(55.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(113.0)	(32.6)	(6.6)
Unrealized (loss) gain on hedging derivatives, net tax of $3.0, $4.2 and $(0.4), respectively	(13.2)	11.5	(2.5)
Defined benefit pension (loss) gain, net tax of $0.5, $(1.6) and $5.2, respectively	(11.0)	(3.6)	4.2
Other comprehensive loss, net of tax	(137.2)	(24.7)	(4.9)
Comprehensive income (loss)	12.2	189.8	(60.2)
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	0.4	0.1
Comprehensive income (loss) attributable to controlling interest	$12.4	$189.4	$(60.3)
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2015, 2014 and 2013
(in millions)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2012	51.5	$0.5	$1,399.3	$(340.7)	$(33.4)	$(36.6)	$989.1	$—	$989.1
Net loss	—	—	—	(55.2)	—	—	(55.2)	(0.1)	(55.3)
Other comprehensive loss, net of tax	—	—	—	—	(5.1)	—	(5.1)	0.2	(4.9)
Restricted stock issued and related tax withholdings	0.8	—	(20.1)	—	—	—	(20.1)	—	(20.1)
Share based compensation	—	—	31.5	—	—	—	31.5	—	31.5
Treasury stock purchases	(0.1)	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Dividend declared	—	—	—	(40.0)	—	—	(40.0)	—	(40.0)
Noncontrolling interest	—	—	—	—	—	—	—	43.0	43.0
Balances at September 30, 2013	52.2	0.5	1,410.7	(435.9)	(38.5)	(39.8)	897.0	43.1	940.1
Net income	—	—	—	214.1	—	—	214.1	0.4	214.5
Other comprehensive loss, net of tax	—	—	—	—	(24.6)	—	(24.6)	(0.1)	(24.7)
Restricted stock issued and related tax withholdings	0.6	—	(25.0)	—	—	—	(25.0)	—	(25.0)
Share based compensation	—	—	47.7	—	—	—	47.7	—	47.7
Treasury stock purchases	(0.1)	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Dividend declared	—	—	—	(61.3)	—	—	(61.3)	—	(61.3)
Balances at September 30, 2014	52.7	0.5	1,433.4	(283.1)	(63.1)	(44.3)	1,043.4	43.4	1,086.8
Net income	—	—	—	148.9	—	—	148.9	0.5	149.4
Other comprehensive loss, net of tax	—	—	—	—	(137.0)	—	(137.0)	(0.2)	(137.2)
Common stock issuance	6.5	0.1	585.9	—	—	—	586.0	—	586.0
Restricted stock issued and related tax withholdings	0.4	—	(15.4)	—	—	—	(15.4)	—	(15.4)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Treasury stock purchases	(0.2)	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividend declared	—	—	—	(71.3)	—	—	(71.3)	—	(71.3)
Balances at September 30, 2015	59.4	$0.6	$2,033.6	$(205.5)	$(200.1)	$(65.5)	$1,563.1	$43.7	$1,606.8
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$149.4	$214.5	$(55.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	87.8	81.7	77.8
Depreciation	82.2	75.9	62.1
Share based compensation	47.6	46.8	43.9
Non-cash inventory adjustment from acquisitions	21.7	—	31.0
Non-cash restructuring and related charges	19.1	9.2	23.2
Amortization of debt issuance costs	12.6	12.8	13.2
Write off of debt issuance costs on retired debt	11.2	6.4	21.6
Non-cash debt accretion	3.0	3.1	2.5
Write off unamortized discount (premium) on retired debt	1.7	2.8	(5.2)
Note retirement tender, call premium and related costs	—	—	111.3
Deferred tax expense (benefit)	(4.6)	1.9	(21.6)
Changes in operating assets and liabilities, net of effects of acquisitions:	.
Receivables	93.4	32.5	(62.3)
Inventories	(54.5)	10.6	(2.7)
Prepaid expenses and other current assets	(3.1)	(0.6)	(4.3)
Accounts payable and accrued liabilities	48.7	(36.5)	(0.8)
Other	(71.9)	(28.4)	22.1
Net cash provided by operating activities	444.3	432.7	256.5
Cash flows from investing activities
Purchases of property, plant and equipment	(89.1)	(73.3)	(82.0)
Business acquisitions, net of cash acquired	(1,191.1)	(27.6)	(1,399.8)
Proceeds from sales of property, plant and equipment	1.4	9.2	0.2
Other investing activities	(0.9)	(1.8)	(1.4)
Net cash used by investing activities	(1,279.7)	(93.5)	(1,483.0)
Cash flows from financing activities
Proceeds from issuance of debt	3,281.4	524.2	3,038.2
Payment of debt	(2,793.1)	(770.9)	(1,633.7)
Payment of debt issuance costs	(38.1)	(5.4)	(60.9)
Payment of cash dividends	(70.7)	(61.9)	(40.1)
Proceeds from issuance of common stock, net of issuance costs	562.7	—	—
Treasury stock purchases	(21.2)	(4.5)	(3.2)
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	(25.0)	(20.1)
Net cash provided (used) by financing activities	918.4	(343.5)	1,280.2
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(2.5)	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(27.2)	(8.3)	(2.6)
Net increase (decrease) in cash and cash equivalents	53.3	(12.6)	49.2
Cash and cash equivalents, beginning of period	194.6	207.2	158.0
Cash and cash equivalents, end of period	$247.9	$194.6	$207.2
Supplemental disclosure of cash flow information
Cash paid for interest	$250.3	$178.7	$336.8
Cash paid for taxes	$54.4	$80.7	$49.6
Non cash financing activity
Assumption of AAG debt	$540.0	$—	$—

See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2015 and 2014
(in millions)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$247.9	$192.9
Trade receivables, net	498.8	439.0
Other receivables	87.9	76.3
Inventories	780.8	624.5
Prepaid expenses and other current assets	116.8	100.2
Total current assets	1,732.2	1,432.9
Property, plant and equipment, net	507.1	428.9
Deferred charges and other	101.6	88.4
Goodwill	2,476.7	1,469.6
Intangible assets, net	2,480.3	2,091.5
Total assets	$7,297.9	$5,511.3
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$68.5	$112.6
Accounts payable	620.6	519.7
Accrued wages and salaries	96.5	88.1
Accrued interest	63.3	35.4
Other current liabilities	216.5	174.8
Total current liabilities	1,065.4	930.6
Long-term debt, net of current portion	3,937.2	2,894.1
Deferred income taxes	607.0	513.2
Other long-term liabilities	115.5	103.2
Total liabilities	5,725.1	4,441.1
Commitments and contingencies (See Note 17)
Shareholder's equity:
Other capital	1,969.9	1,413.8
Accumulated deficit	(246.7)	(330.0)
Accumulated other comprehensive loss, net of tax	(200.1)	(63.1)
Total shareholder's equity	1,523.1	1,020.7
Noncontrolling interest	49.7	49.5
Total equity	1,572.8	1,070.2
Total liabilities and equity	$7,297.9	$5,511.3
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Operations
Years ended September 30, 2015, 2014 and 2013
(in millions, except per share figures)

	2015	2014	2013
Net sales	$4,690.4	$4,429.1	$	$ 4,085.6
Cost of goods sold	3,018.0	2,856.5		2,685.3
Restructuring and related charges	2.1	3.7		10.0
Gross profit	1,670.3	1,568.9		1,390.3
Operating expenses:
Selling	720.7	678.2		637.0
General and administrative	332.4	319.0		284.7
Research and development	51.3	47.9		43.3
Acquisition and integration related charges	58.8	20.1		48.4
Restructuring and related charges	26.6	19.2		24.0
Total operating expenses	1,189.8	1,084.4		1,037.4
Operating income	480.5	484.5		352.9
Interest expense	271.9	202.1		369.5
Other non-operating expense, net	8.9	6.3		3.5
Income (loss) from operations before income taxes	199.7	276.1		(20.1)
Income tax expense	43.9	59.0		27.4
Net income (loss)	155.8	217.1		(47.5)
Net income (loss) attributable to non-controlling interest	0.4	0.3		(0.1)
Net income (loss) attributable to controlling interest	$155.4	$216.8		$(47.4)

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Net income (loss)	$155.8	$217.1	$(47.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(113.0)	(32.5)	(6.6)
Unrealized (loss) gain on hedging derivatives, net tax of $3.0, $4.2 and $(0.4), respectively	(13.2)	11.5	(2.5)
Defined benefit pension (loss) gain, net tax of $0.5, $(1.6) and $5.2, respectively	(11.0)	(3.6)	4.2
Other comprehensive loss, net of tax	(137.2)	(24.6)	(4.9)
Comprehensive income (loss)	18.6	192.5	(52.4)
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	0.4	0.1
Comprehensive income (loss) attributable to controlling interest	$18.8	$192.1	$(52.5)

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2015, 2014 and 2013
(in millions)

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
	Capital	Deficit	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2012	$1,359.9	$(333.8)	$(33.4)	$992.7	$—	$992.7
Net loss	—	(47.4)	—	(47.4)	(0.1)	(47.5)
Other comprehensive loss, net of tax	—	—	(5.1)	(5.1)	0.2	(4.9)
Contribution from parent	28.6	—	—	28.6	—	28.6
Restricted stock issued and related tax withholdings	(20.1)	—	—	(20.1)	—	(20.1)
Share based compensation	30.8	—	—	30.8	—	30.8
Dividends declared	—	(88.7)	—	(88.7)	—	(88.7)
Parent ownership interest - Shaser	(6.1)	—	—	(6.1)	—	(6.1)
Noncontrolling interest	—	—	—	—	49.1	49.1
Balances at September 30, 2013	1,393.1	(469.9)	(38.5)	884.7	49.2	933.9
Net income	—	216.8	—	216.8	0.3	217.1
Other comprehensive loss, net of tax	—	—	(24.6)	(24.6)	—	(24.6)
Restricted stock issued and related tax withholdings	(25.0)	—	—	(25.0)	—	(25.0)
Share based compensation	45.7	—	—	45.7	—	45.7
Dividends declared	—	(76.9)	—	(76.9)	—	(76.9)
Balances at September 30, 2014	1,413.8	(330.0)	(63.1)	1,020.7	49.5	1,070.2
Net income	—	155.4	—	155.4	0.4	155.8
Other comprehensive loss, net of tax	—	—	(137.0)	(137.0)	(0.2)	(137.2)
Contribution from parent	570.6	—	—	570.6	—	570.6
Restricted stock issued and related tax withholdings	(38.4)	—	—	(38.4)	—	(38.4)
Share based compensation	23.9	—	—	23.9	—	23.9
Dividends declared	—	(72.1)	—	(72.1)	—	(72.1)
Balances at September 30, 2015	$1,969.9	$(246.7)	$(200.1)	$1,523.1	$49.7	$1,572.8

See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$155.8	$217.1	$(47.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	87.8	81.7	77.8
Depreciation	82.2	75.9	62.1
Share based compensation	41.8	44.9	43.1
Non-cash inventory adjustment from acquisitions	21.7	—	31.0
Non-cash restructuring and related charges	19.1	9.2	23.2
Amortization of debt issuance costs	12.6	12.8	13.2
Write off of debt issuance costs on retired debt	11.2	6.4	21.6
Non-cash debt accretion	3.0	3.1	2.5
Write off unamortized discount (premium) on retired debt	1.7	2.8	(5.2)
Note retirement tender, call premium and related costs	—	—	111.3
Deferred tax expense (benefit)	(4.6)	1.9	(21.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	93.4	32.5	(62.3)
Inventories	(54.5)	10.6	(2.7)
Prepaid expenses and other	(3.1)	0.7	(3.7)
Accounts payable and accrued liabilities	48.7	(35.9)	(0.6)
Other	(75.0)	(29.0)	16.0
Net cash provided by operating activities	441.8	434.7	258.2
Cash flows from investing activities
Purchases of property, plant and equipment	(89.1)	(73.3)	(82.0)
Business acquisitions, net of cash acquired	(1,191.1)	(27.6)	(1,393.6)
Proceeds from sales of property, plant and equipment	1.4	9.2	0.2
Other investing activities	(0.9)	(1.8)	(1.3)
Net cash used by investing activities	(1,279.7)	(93.5)	(1,476.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	540.1	3,038.2
Payment of debt	(2,813.2)	(770.9)	(1,633.7)
Payment of debt issuance costs	(38.1)	(5.4)	(60.9)
Payment of cash dividends to parent	(72.1)	(77.0)	(88.7)
Capital contribution from parent	528.3	—	28.6
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	(25.0)	(20.1)
Net cash provided (used) by financing activities	922.6	(338.2)	1,263.4
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(2.5)	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(27.2)	(8.3)	(2.6)
Net increase (decrease) in cash and cash equivalents	55.0	(5.3)	40.4
Cash and cash equivalents, beginning of period	192.9	198.2	157.8
Cash and cash equivalents, end of period	$247.9	$192.9	$198.2
Supplemental disclosure of cash flow information
Cash paid for interest	$250.3	$178.7	$336.8
Cash paid for taxes	$54.4	80.7	49.6
Non cash financing activity
Assumption of AAG debt	$540.0	$—	$—

See accompanying notes to the consolidated financial statements.

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.” SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH. SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company. See Note 9 “Debt” of Notes to the Consolidated Financial Statements for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America, Europe, Middle East & Africa (“MEA”), Latin America and Asia-Pacific regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies, (iii) Home and Garden, (iv) Hardware & Home Improvement and (v) Global Auto Care. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 18, “Segment Information” of Notes to the Consolidated Financial Statements for more information pertaining to segments. The following table summarizes the respective product types, brands, and regions for each of the reporting segments:

Segment	Products	Brands	Regions
Global Batteries & Appliances
Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: small kitchen and home appliances.
Personal care: electric shaving and grooming products, hair care appliances and accessories.
		Consumer batteries: Rayovac, VARTA. Small appliances: Black & Decker, George Foreman, Russell Hobbs, Juiceman, Breadman, and Toastmaster. Personal care: Remington.	North America Europe/MEA Latin America Asia-Pacific
Hardware & Home Improvement
Hardware and home improvement: Residential locksets and door hardware including hinges, security hardware, screen and storm door products, garage hardware, window hardware and floor protection; commercial doors, locks, and hardware; kitchen, bath and shower faucets and plumbing products.
		Hardware and home improvement: Kwikset, Weiser, Baldwin, National Hardware, Stanley, Tell, Pfister.	North America Europe/MEA Latin America Asia-Pacific
Global Pet Supplies	Pet supplies: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products; aquariums and aquatic health supplies.	Pet Supplies: 8-in-1, Dingo, Nature's Miracle, Wild Harvest, Littermaid, Tetra, Marineland, Whisper, Jungle, Instant Ocean, FURminator, IAMS, Eukanuba, Healthy-Hide, Digest-eeze.	North America Europe/MEA Latin America Asia-Pacific
Home and Garden	Home and garden: Household insecticides; insect and animal repellent products; insect and weed control solutions.	Home and garden: Cutter, Repel, Spectracide, Garden Safe, Liquid Fence, Hot Shot, Black Flag.	North America Latin America
Global Auto Care(1)	Auto care: Aftermarket appearance products; performance chemicals & additives; do-it-yourself air conditioner recharge products.	Auto care: Armor All, STP, A/C PRO.	North America Europe/MEA Latin America Asia-Pacific

(1)	On May 21, 2015, the Company acquired Armored AutoGroup Parent, Inc. (“AAG”). For more information pertaining to the AAG acquisition, see Note 3, “Acquisitions.”

NOTE 2 - Significant Accounting Policies and Practices

Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). All intercompany transactions have been eliminated.

The Company’s fiscal year ends on September 30. Throughout the year, the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2015, the fiscal quarters were comprised of the three months ended December 28, 2014, and March 29, June 28 and September 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary instruments purchased with original maturities of three months or less from date of purchase to be cash equivalents.

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. The allowance for uncollectible receivables as of September 30, 2015 and 2014 was $44.0 million and $48.6 million, respectively. The following is a rollforward of the allowance for the years ended September 30, 2015, 2014 and 2013:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2015	$48.6	$6.0	$(6.3)	$(4.3)	$44
September 30, 2014	$37.4	$7.4	$(2.4)	$6.2	$48.6
September 30, 2013	$21.9	$15.5	$—	$—	$37.4

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented 15%, 16% and 18% of the Company’s Net Sales during years ended September 30, 2015, 2014 and 2013, respectively. This major customer also represented 16% and 14% of the Company’s Trade Receivables as of September 30, 2015 and 2014, respectively.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 6, “Inventory” for further detail.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

Asset Type	Range
Buildings and improvements	20 - 40 years
Machinery and equipment	2 - 15 years

Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

See Note 7, “Property, plant and equipment” for further detail.

Goodwill

Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit; our reporting units are consistent with our segments (See Note 18, “Segment Information” for further discussion). The Company performs its annual impairment test in the fourth quarter of its fiscal year.

Impairment of goodwill is evaluated using a two-step approach. In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, step two is performed. For step two, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than its carrying value, an impairment loss would be recognized equal to that excess. The fair values of the Global Batteries & Appliances, Hardware and Home Improvement, Global Pet Supplies and Home & Garden reporting units exceeded their carrying values by 54%, 38%, 29% and 66%, respectively. As a result, a step two analysis was not required and there were no reporting units that were deemed at risk of impairment.

As a result of the AAG acquisition in the third quarter of the year ended September 30, 2015, a new reporting unit and segment was established, Global Auto Care. Due to the recent closing of the acquisition and the measurement of the net assets acquired at fair value in acquisition accounting, a qualitative assessment of the carrying value of goodwill was performed for this reporting unit. This included evaluation of factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit factors, among others. Based on its qualitative assessment, management concluded that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount, and a quantitative impairment test of the acquired goodwill for Global Auto Care was not deemed necessary.

See Note 8 “Goodwill and Intangible Assets” for further detail.

Intangible Assets

Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	4 - 18 years	11.1 years
Tradenames	8 - 17 years	16.2 years

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the years ended September 30, 2015, 2014 and 2013 that necessitated an impairment test over definite-lived intangible assets.

Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief from royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. The fair value of our indefinite life tradenames exceeded their carrying values as of the date of our latest annual impairment testing and there was no impairment of our indefinite lived intangible assets for the years ended September 30, 2015, 2014 and 2013.

See Note 8 “Goodwill and Intangible Assets” for further detail.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $65.1 million and $51.1 million as of September 30, 2015 and 2014, respectively, and are included in Deferred Charges and Other Assets in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Operations.

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 11, “Derivatives” for further detail.

Treasury Stock

Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.

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

The Company enters into promotional arrangements, primarily with retail customers, that entitle such retailers to earn cash rebates from the Company. These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of Net Sales.

The Company enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net Sales or an increase in Cost of Goods Sold, based on the type of promotional program. The Company monitors its commitments under all promotion arrangements and uses various measures, including past experience, to estimate the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Capitalized slotting payments are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets and related amortization is treated as a reduction in Net Sales.

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs was $272.9 million, $260.3 million and $246.1 million during the years ended September 30, 2015, 2014 and 2013, respectively. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Operations

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $35.0 million, $21.4 million and $23.0 million during the years ended September 30, 2015, 2014 and 2013, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Operations.

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

Restructuring and Related Charges

Restructuring charges include, but are not limited to, the costs of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits, impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities.

Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of the restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented. See Note 4, “Restructuring and Related Charges” for further detail.

Acquisition and Integration Related Charges

Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity. See Note 3, “Acquisitions” for further detail.

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

See Note 13, “Income Taxes” for further detail.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term investment nature. See Note 16, “Accumulated Other Comprehensive Income” for further detail.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions were $9.6 million, $6.8 million, and $9.4 million for the years ended September 30, 2015, 2014 and 2013, respectively.

NOTE 3 - ACQUISITIONS

The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

Armored AutoGroup

On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categorizes, respectively, and the A/C PRO brand of do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Operations and reported as a separate segment under Global Auto Care for the year ended September 30, 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 21, 2015 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$929.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$30.9
Receivables	156.1
Inventories	84.2
Prepaid expenses and other current assets	8.2
Property, plant and equipment, net	38.3
Goodwill	972.1
Intangible assets	418.0
Deferred charges and other	16.5
Accounts payable and accrued liabilities	(116.1)
Long-term debt	(540.0)
Other long term liabilities	(138.9)
Net assets acquired	$929.3

The purchase price allocation resulted in goodwill of $972.1 million of which $4.9 million is deductible for tax purposes. Due to expected synergies in sales of legacy Spectrum branded products through new distribution channels, the Company has allocated $38.9 million of the acquired goodwill to its Global Batteries and Appliances segment. The remaining $933.2 million of goodwill is allocated to the Global Auto Care segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$295.0	Indefinite
Technology	41.0	10
Licensing agreements	19.0	10
Customer relationships	63.0	15
Total intangibles acquired	$418.0

The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the May 21, 2015 acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, residual goodwill and income taxes. The following is a summary of significant inputs to the valuation:

•
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•	Property, plant and equipment - The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Technology - The Company valued technology using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•
Licensing Agreements - The Company valued licensing agreements using the income approach. Under this method, the asset value was determined by estimating the revenue stream over the implied life of the agreements.

•
Customer relationships - The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.0% to 12.1%. The Company assumed a customer retention rate of approximately 95.0%, which is supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 9.5%.

The following unaudited pro forma combined financial information presents the Company’s pro forma results for the years ended September 30, 2015 and 2014 had the results of AAG been combined as of October 1, 2013:

	2015	2014
(in millions)	(Unaudited)	(Unaudited)
Pro forma net sales	$4,966.2	$4,872.4
Pro forma net income	$217.3	$235.5

The 2015 unaudited pro forma combined financial results exclude (1) a non-recurring interest expense of $35.7 million related to the extinguishment of AAG debt recognized in connection with the acquisition, (2) $47.3 million of acquisition and integration related charges incurred as a result of the acquisition (3) $18.8 million of non-recurring expense related to the fair value adjustment to acquisition date inventory and (4) $10.4 million of accelerated share based compensation costs incurred as a result of the acquisition.

Salix

On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. The results of Salix’s operations since January 16, 2015 are included in the Company’s Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the year ended September 30, 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 16, 2015 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$146.8
Contingent consideration	1.5
Total purchase price	$148.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$0.5
Receivables	10.7
Inventories	17.0
Prepaid expenses and other current assets	2.5
Property, plant and equipment, net	1.2
Goodwill	71.5
Intangible assets	55.5
Accounts payable and accrued liabilities	(8.5)
Other long term liabilities	(2.1)
Net assets acquired	$148.3

The purchase price allocation resulted in goodwill of $71.5 million of which $24.7 million is deductible for tax purposes. Goodwill was allocated to the Global Pet Supplies segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$17.0	Indefinite
Definite-lived tradenames	1.0	13
Technology	2.1	17
Customer relationships	35.4	13
Total intangibles acquired	$55.5

The fair values were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the January 16, 2015 acquisition date). The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames, customer relationships and non-compete agreement. A summary of the significant inputs to the valuation is as follows:

•
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•
Property, plant and equipment - The cost approach was utilized to estimate the fair value of approximately 98% of the property, plant and equipment. The sales comparison approach was used to estimate the fair value of the remaining 2% of the property, plant and equipment.

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Technology - The Company valued technology using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•
Customer relationships - The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0% to 12.1%. The Company assumed a customer retention rate of approximately 92.5%, which is supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 12% to 13%.

•
Non-compete agreement - The Company valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.

The Salix acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

European IAMS and Eukanuba

On December 31, 2014, the Company completed the acquisition of European IAMS and Eukanuba, leading premium brands for dogs and cats. The results of European IAMS and Eukanuba’s operations since December 31, 2014 are included in the Company’s Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the year ended September 30, 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the December 31, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$115.7

(in millions)	Purchase Price Allocation
Inventories	$16.3
Prepaid expenses and other current assets	2.9
Property, plant and equipment, net	58.3
Goodwill	4.0
Intangible assets	39.6
Accounts payable and accrued liabilities	(2.7)
Other long term liabilities	(2.7)
Net assets acquired	$115.7

The purchase price allocation resulted in goodwill of $4.0 million which is not deductible for tax purposes. Goodwill was allocated to the Global Pet Supplies segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$25.5	Indefinite
Technology	3.6	8
Customer relationships	10.5	15
Total intangibles acquired	$39.6
The fair values were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the December 31, 2014 acquisition date). The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames, technology and customer relationships. The following is a summary of significant inputs to the valuation:

•
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Work-in-process and finished goods inventory were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•	Property, plant and equipment - The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Technology - The Company valued technology using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•
Customer relationships - The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0% to 5.6%. The Company assumed a customer retention rate of approximately 90% to 100%, which was supported by historical retention rates. Income taxes were estimated at 25% and amounts were discounted using a rate of 12.5%.

The European IAMS and Eukanuba acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

Tell Manufacturing

On October 1, 2014, the Company completed the acquisition of Tell, a leading manufacturer and distributor of commercial doors, locks, and hardware. The results of Tell’s operations since October 1, 2014 are included in the Company’s Consolidated Statements of Operations and as part of the Hardware and Home Improvement segment for the year ended September 30, 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 1, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$30.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$1.1
Receivables	6.0
Inventories	7.2
Prepaid expenses and other current assets	0.6
Property, plant and equipment, net	1.5
Goodwill	7.1
Intangible assets	12.5
Accounts payable and accrued liabilities	(5.7)
Net assets acquired	$30.3

The purchase price allocation resulted in goodwill of $7.1 million which is deductible for tax purposes. Goodwill was allocated to the Hardware and Home Improvement segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$4.0	Indefinite
Customer relationships	8.5	13
Total intangibles acquired	$12.5

The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames and customer relationships. The following is a summary of significant inputs to the valuation:

•
Inventories - The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Finished goods were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•
Property, plant and equipment - The cost approach was used to estimate the fair value of approximately 97% of the property, plant and equipment. The sales comparison approach was utilized to estimate the fair value of the remaining 3% of the property, plant and equipment.

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Customer relationships - The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.5% to 7.1%. The Company assumed a customer retention rate of approximately 90%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 20%.

The Tell Manufacturing acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

Liquid Fence

On January 2, 2014, the Company completed the acquisition of Liquid Fence, a producer of animal repellents. The results of Liquid Fence’s operations since January 2, 2014 are included in the Company’s Consolidated Statements of Operations and as part of the Home and Garden segment for the years ended September 30, 2015 and 2014.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 2, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$24.8
Promissory note	9.5
Contingent consideration	1.5
Total purchase price	$35.8

(in millions)	Purchase Price Allocation
Cash	$0.1
Accounts receivable	1.1
Inventories	2.1
Property, plant and equipment, net	0.1
Goodwill	7.1
Intangible assets	26.9
Accounts payable and accrued liabilities	(1.6)
Total assets acquired	$35.8

The purchase price included a promissory note to sellers and contingent consideration related to additional payments that may be made to the selling company subsequent to the acquisition date. The promissory note was due in four semi-annual installments over 24 months from the close of the transaction, and was paid in full during the year ended September 30, 2015. The contingent consideration is calculated based upon the probability weighted present value of expected payments based upon the achievement of specific revenue milestones through both January 1, 2015 and January 1, 2016. A contingent liability of $1.5 million was also recognized for the projected payments. The purchase price allocation resulted in goodwill of $7.1 million which is deductible for tax purposes. Goodwill was allocated to the Home & Garden segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$5.1	Indefinite
Technology	20.5	17
Customer relationships	1.3	15
Total intangibles acquired	$26.9

The Company performed a valuation of the acquired tradenames, technology and customer relationships. The following is a summary of significant inputs to the valuation:

•
Tradenames - The Company valued the tradename using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and tradenames.

•
Technology - The Company valued the technology assets related to formulas and processes using an income approach, the excess earnings method. Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges. In estimating the fair value of the technology, net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets. The forecasted technology earnings were discounted to present value to arrive at the fair value. The useful life was determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated.

•
Customer relationships - The Company valued customer relationships using the distributor approach. Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes (“EBIT”) that a comparable distributor would earn, further adjusted for contributory asset charges. In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows.

The Liquid Fence acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Armored AutoGroup	$21.8	$—	$—
Salix	10.7	—	—
HHI Business	12.0	11.0	36.9
European IAMS and Eukanuba	9.3	—	—
Tell	1.9	—	—
Liquid Fence	1.5	3.5	—
Other	1.6	5.6	11.5
Total acquisition and integration related charges	$58.8	$20.1	$48.4

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

The following table summarizes the restructuring and related charges for the years ended September 30, 2015, 2014, and 2013:

(in millions)	2015	2014	2013
HHI business rationalization initiatives	10.3	$4.5	$—
Global expense rationalization initiatives	17.1	13.4	11.3
Global cost reduction initiatives	1.2	1.3	16.4
Other restructuring activities	0.1	3.7	6.3
Total restructuring and related charges	28.7	$22.9	$34.0
Reported as:
Cost of goods sold	2.1	$3.7	$10.0
Operating expense	26.6	19.2	24.0
HHI Business Rationalization Initiatives

During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global Hardware & Home Improvement operations.  Total costs associated with these initiatives are expected to be approximately $15 million, and are anticipated to be incurred through September 30, 2016. The following is a summary of costs incurred for the years ended September 30, 2015 and 2014 by type and cumulative costs incurred through September 30, 2015. All costs reflected are within the Hardware and Home Improvement segment.

	Termination	Other
(in millions)	Benefits	Costs	Total
Cost of Goods Sold:
For the year ended September 30, 2015	$—	$1.3	$1.3
Operating Expenses:
For the year ended September 30, 2015	(1.5)	10.5	9.0
For the year ended September 30, 2014	4.5	—	4.5
Cumulative costs through September 30, 2015	3.0	11.8	14.8

The following is a rollforward of the restructuring accrual related to the HHI business rationalization initiative for 2015 and 2014.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2013	$—	$—	$—
Provisions	4.5	—	4.5
Cash expenditures	—	—	—
Accrual balance at September 30, 2014	4.5	—	4.5
Provisions (adjustments)	(0.9)	1.5	0.6
Cash expenditures	(1.5)	—	(1.5)
Non-cash items	(0.8)	—	(0.8)
Accrual balance at September 30, 2015	$1.3	$1.5	$2.8

During the year ended September 30, 2015, the Company recognized $(0.6) million and $10.3 million of termination and other costs related to this initiative as paid.

Global Expense Rationalization Initiatives

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the Global Batteries & Appliances and the Global Pet Supplies segments, and within Corporate. Total costs associated with these initiatives are expected to be approximately $46 million, and are anticipated to be incurred through September 30, 2018. The following summarizes costs incurred for the years ended September 30, 2015, 2014, and 2013 by type and cumulative costs incurred through September 30, 2015.

	Termination	Other
(in millions)	Benefits	Costs	Total
Cost of Goods Sold:
For the year ended September 30, 2015	$0.4	$—	$0.4
For the year ended September 30, 2014	1.0	—	1.0
For the year ended September 30, 2013	—	—	—
Operating Expenses:
For the year ended September 30, 2015	8.0	8.7	16.7
For the year ended September 30, 2014	5.5	6.9	12.4
For the year ended September 30, 2013	10.2	1.1	11.3
Cumulative costs through September 30, 2015	25.1	16.7	41.8

The following summarizes the costs incurred for the years ended September 30, 2015, 2014 and 2013, the cumulative amount incurred to date and total future expected costs to be incurred related to this initiative by reporting segment.

	Global
	Batteries &	Global Pet
(in millions)	Appliances	Supplies	Corporate	Total
Restructuring and related charges:
For the year ended September 30, 2015	$8.1	$8.7	$0.3	$17.1
For the year ended September 30, 2014	11.1	1.8	0.5	13.4
For the year ended September 30, 2013	10.0	—	1.3	11.3
Cumulative costs through September 30, 2015	29.2	10.5	2.1	41.8
Future costs to be incurred	1.2	2.7	—	3.9

The following is a rollforward of the restructuring accrual related to the global expense rationalization initiative for 2015 and 2014.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2013	$7.3	$—	$7.3
Provisions	3.5	1.5	5.0
Cash expenditures	(7.0)	—	(7.0)
Non-cash items	0.3	(0.1)	0.2
Accrual balance at September 30, 2014	4.1	1.4	5.5
Provisions	5.9	2.4	8.3
Cash expenditures	(7.0)	(1.5)	(8.5)
Non-cash items	(0.2)	—	(0.2)
Accrual balance at September 30, 2015	$2.8	$2.3	$5.1

During the year ended September 30, 2015, the Company recognized $2.5 million and $6.3 million of termination and other costs, respectively, as they were paid. During the year ended September 30, 2014, the Company recognized $3.0 million and $5.4 million of termination benefits and other costs, respectively, as they were paid.

Global Cost Reduction Initiatives

During the year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances, Global Pet Supplies and Home and Garden segments to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure. These initiatives included headcount reductions and the exit of certain facilities within each of these segments as well as consultation, legal and accounting fees related to the evaluation of the Company’s capital structure all of which were completed during the year ended September 30, 2015. The following summarizes costs incurred for the years ended September 30, 2015, 2014 and 2013 by type and cumulative costs incurred through September 30, 2015.

	Termination	Other
(in millions)	Benefits	Costs	Total
Cost of Goods Sold:
For the year ended September 30, 2015	$—	$0.4	$0.4
For the year ended September 30, 2014	—	0.1	0.1
For the year ended September 30, 2013	0.2	3.3	3.5
Operating Expenses:
For the year ended September 30, 2015	0.1	0.7	0.8
For the year ended September 30, 2014	0.2	1.0	1.2
For the year ended September 30, 2013	6.4	6.5	12.9
Cumulative costs through September 30, 2015	38.4	63.4	101.8

The following summarizes the costs incurred for the years ended September 30, 2015, 2014 and 2013, and the cumulative amount incurred through September 30, 2015 by reporting segment.

	Global
	Batteries &	Global Pet	Home and
(in millions)	Appliances	Supplies	Garden	Corporate	Total
Restructuring and related charges:
For the year ended September 30, 2015	$0.4	0.8	$—	$—	$1.2
For the year ended September 30, 2014	0.1	1.2	—	—	1.3
For the year ended September 30, 2013	4.6	11.2	0.6	—	16.4
Cumulative costs as of September 30, 2015	25.8	50.2	18.2	7.6	101.8

The following provides a rollforward of the restructuring accrual related to the global cost reduction initiative for 2015 and 2014.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2013	$4.9	$0.4	$5.3
Provisions	0.2	—	0.2
Cash expenditures	(3.5)	(0.7)	(4.2)
Non-cash items	(0.3)	0.5	0.2
Accrual balance at September 30, 2014	1.3	0.2	1.5
Provisions	0.1	—	0.1
Cash expenditures	(1.0)	(0.2)	(1.2)
Non-cash items	(0.2)	0.1	(0.1)
Accrual balance at September 30, 2015	$0.2	$0.1	$0.3

During the year ended September 30, 2015, the Company recognized $1.1 million of other costs related to this initiative as they were paid. During the year ended September 30, 2014, the Company recognized $1.1 million of other costs related to this initiative as they were paid.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absent of market data. Fair value measurements are classified under the following hierarchy:

•	Level 1 - Unadjusted quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.
The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The fair values of derivative instruments as of September 30, 2015 and 2014 are as follows (See Note 11, “Derivatives” for additional detail):

	2015		2014
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$6.0	$6.0	$14.7	$14.7
Derivative Liabilities	$9.8	$9.8	$2.1	$2.1
The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

The carrying values and estimated fair values for debt as of September 30, 2015 and 2014 are as follows:

	2015		2014
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - Spectrum Brands Holdings, Inc.	$3,971.0	$4,085.8	$2,990.8	$3,061.5
Total debt - SB/RH Holdings, LLC	$4,005.7	$4,120.5	$3,006.7	$3,077.4

The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2).

NOTE 6 - INVENTORY
Inventories as of September 30, 2015 and 2014 consist of the following:

(in millions)	2015	2014
Raw materials	$132.4	$104.1
Work-in-process	37.9	35.3
Finished goods	610.5	485.1
	$780.8	$624.5

NOTE 7 - Property, Plant and Equipment
Property, plant and equipment as of September 30, 2015 and 2014 consist of the following:

(in millions)	2015	2014
Land, buildings and improvements	$190.9	$159.8
Machinery, equipment and other	491.9	402.9
Capitalized leases	97.3	98.5
Construction in progress	51.8	32.2
Property, plant and equipment	$831.9	$693.4
Accumulated depreciation	(324.8)	(264.5)
Property, plant and equipment, net	$507.1	$428.9

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reporting segment was as follows:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and	Global
(in millions)	Appliances	Improvement	Supplies	Garden	Auto Care	Total
Balance, as of September 30, 2013	$333.5	$714.7	$239.1	$189.4	$—	$1,476.7
Liquid Fence acquisition	—	—	—	7.1	—	7.1
Adjustments	—	3.5	—	—	—	3.5
Foreign currency impact	(6.1)	(8.4)	(3.2)	—	—	(17.7)
Balance, as of September 30, 2014	327.4	709.8	235.9	196.5	—	1,469.6
AAG acquisition	38.9	—	—	—	933.2	972.1
European IAMS and Eukanuba acquisition	—	—	4.0	—	—	4.0
Salix acquisition	—	—	71.5	—	—	71.5
Tell Manufacturing acquisition	—	7.1	—	—	—	7.1
Foreign currency impact	(17.8)	(17.4)	(11.8)	—	(0.6)	(47.6)
Balance, as of September 30, 2015	$348.5	$699.5	$299.6	$196.5	$932.6	$2,476.7

Definite-lived intangible assets as of September 30, 2015 and 2014 consist of the following:

	2015			2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$985.2	$(247.4)	$737.8	$877.2	$(204.6)	$672.6
Technology assets	238.6	(78.1)	160.5	192.2	(57.6)	134.6
Tradenames	165.4	(73.7)	91.7	171.0	(61.0)	110.0
Total	$1,389.2	$(399.2)	$990.0	$1,240.4	$(323.2)	$917.2
Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,490.3 million and $1,174.3 million as of September 30, 2015 and 2014. There was no impairment loss on indefinite-lived trade names for the years ended September 30, 2015, 2014 or 2013.
Amortization expense from intangible assets for the years ended September 30, 2015, 2014 and 2013 was $87.8 million, $81.7 million and $77.8 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization for each of the next five years to be the following:

(in millions)	Amortization
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

NOTE 9 - DEBT
Debt as of September 30, 2015 and 2014 consists of the following:

	Spectrum Brands Holdings, Inc.				SB/RH Holdings, LLC
	2015		2014		2015		2014
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term loan, variable rate, due June 23, 2022	$1,226.9	3.9%	$—	—%	$1,226.9	3.9%	$—	—%
Term loan, variable rate, due September 4, 2017 (Tranche A)	—	—%	648.4	3.0%	—	—%	648.4	3.0%
Term loan, variable rate, due September 4, 2019 (Tranche C)	—	—%	509.9	3.6%	—	—%	509.9	3.6%
CAD Term Loan, variable rate, due June 23, 2022	55.7	4.4%	—	—%	55.7	4.4%	—	—%
CAD Term Loan, variable rate, due December 17, 2019	—	—%	34.2	5.1%	—	—%	34.2	5.1%
Euro Term Loan, variable rate, due June 23, 2022	255.8	3.5%	—	—%	255.8	3.5%	—	—%
Euro Term Loan, variable rate, due September 4, 2019	—	—%	283.3	3.8%	—	—%	283.3	3.8%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	—	—%	1,000.0	5.8%	—	—%
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	250.0	6.1%	—	—%
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	520.0	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
6.75% Notes, due March 15, 2020	—	—%	300.0	6.8%	—	—%	300.0	6.8%
Revolver Facility, variable rate, expiring June 23, 2020	—	—%	—	—%	—	—%	—	—%
Other notes and obligations	11.2	10.2%	36.6	8.8%	45.9	4.9%	52.4	6.7%
Obligations under capital leases	88.2	5.7%	94.7	6.1%	88.2	5.7%	94.7	6.1%
Total debt	3,977.8		2,997.1		4,012.5		3,012.9
Unamortized discount on debt	(6.8)		(6.3)		(6.8)		(6.2)
Less current portion	(33.8)		(96.7)		(68.5)		(112.6)
Long-term debt, net of current portion	$3,937.2		$2,894.1		$3,937.2		$2,894.1

Debt held by SB/RH also includes a loan with SBH of $34.7 million and $15.8 million as of September 30, 2015 and 2014, respectively.

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	Capital Lease Obligations	Debt	Total	Capital Lease Obligations	Debt	Total
2016	$7.2	$26.6	$33.8	$7.3	$61.4	$68.7
2017	7.1	15.4	22.5	7.0	15.4	22.4
2018	6.3	15.4	21.7	6.3	15.4	21.7
2019	5.6	15.4	21.0	5.6	15.4	21.0
2020	5.5	15.4	20.9	5.5	15.4	20.9
Thereafter	56.5	3,801.4	3,857.9	56.5	3,801.3	3,857.8
Long-term debt	$88.2	$3,889.6	$3,977.8	$88.2	$3,924.3	$4,012.5

Term Loans and Revolver Facility

On June 23, 2015, SBI entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020 (the

“Revolver”). The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020, repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The Term Loans and Revolver are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 3.0% per annum, or base rate plus 2.0% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver is subject to either adjusted LIBOR plus 3.0% per annum, or base rate plus 2.0% per annum.

Subject to certain mandatory prepayment events, the Term Loans are subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity. The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement. Additionally, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2015. The Company was in compliance with all covenants as of September 30, 2015.

Pursuant to a guarantee agreement, SB/RH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.

The Term Loans were issued net of a $5.1 million discount, which is amortized with a corresponding charge to interest expense over the remaining life of the loans. The Company incurred $18.5 million of debt issuance costs of which $8.1 million was capitalized as debt issuance costs and the remainder of $10.4 million was recognized as interest expense during the year ended September 30, 2015. The Company recognized accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the then-existing Term Loans of $7.7 million.

In connection with the new Revolver Facility, the Company incurred $5.7 million of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility. The Company recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the previous revolver facility totaling $1.1 million as an increase to interest expense during the year ended September 30, 2015. As of September 30, 2015, the Company had aggregate borrowing availability of $467.3 million, net of outstanding letters of credit of $32.7 million.

5.75% Notes

On May 20, 2015, in connection with the acquisition of the AAG Business, SBI issued $1,000 million aggregate principal amount of 5.75% Notes at par value, due July 15, 2025 (the “5.75% Notes”). The 5.75% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

SBI may redeem all or a part of the 5.75% Notes, at any time on or after July 15, 2020, at specified redemption prices. In addition, prior to July 15, 2020, SBI may redeem the notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before July 15, 2018 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 5.75% Notes (the “2025 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2025 Indenture.

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

The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes during the year ended September 30, 2015, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.

6.125% Notes

On December 4, 2014, SBI issued $250 million aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the”6.125% Notes”). The 6.125% Notes are guaranteed SB/RH, as well as by SBI’s existing and future domestic subsidiaries.

SBI may redeem all or a part of the 6.125% Notes, at any time on or after December 15, 2019, at specified redemption prices. Prior to December 15, 2019, SBI may redeem the notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before December 15, 2017 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2024 Indenture.

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

The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes during the year ended September 30, 2015, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of HHI Business, the Company assumed $520 million aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570 million aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”). The 6.375% Notes and 6.625% Notes are unsecured and guaranteed by SB/RH, as well as by existing and future domestic restricted subsidiaries.

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

The Company recorded $12.9 million and $14.1 million of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively during the year ended September 30, 2013 which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.375% Notes and 6.625% Notes, respectively.

6.75% Notes

On June 23, 2015, SBI called the 6.75% Notes. In connection with the call, SBI paid the trustee principal, interest and a call premium sufficient to redeem the $300 million of 6.75% Notes outstanding. The trustee under the indenture governing the 6.75% Notes accepted those funds in trust for the benefit of the holders and has acknowledged the satisfaction and discharge of the 6.75% Notes and the indenture governing the 6.75% Notes. On July 23, 2015, the Trustee redeemed the 6.75% Notes. In connection with the redemption, the Company recognized $16.9 million of fees and expenses as interest expense and wrote off $4.1 million of debt issuance costs as a non-cash charge to interest expense for the year ended September 30, 2015.

NOTE 10 - LEASES
The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through July 2024. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2016	$39.7
2017	34.8
2018	25.2
2019	19.2
2020	12.0
Thereafter	20.6
Total minimum lease payments	$151.5
Rent expense was $36.3 million, $40.8 million and $41.8 million for the years ended September 30, 2015, 2014 and 2013, respectively.

NOTE 11 - DERIVATIVES
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
Cash Flow Hedges
Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. As of September 30, 2015 and 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017.
The Company’s interest rate swap derivative financial instruments at September 30, 2015 and 2014 are as follows:

	2015		2014
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.5	$300.0	2.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2015 and 2014.

	2015		2014
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	10.8 Tons	$22.2	8.0 Tons	$17.4
Brass swap contracts	1.8 Ton	$8.5	0.6 Ton	$2.8
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or Cost of Goods Sold, respectively. At September 30, 2015 and 2014, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $300.6 million and $226.7 million, respectively.
Derivative Contracts Not Designated As Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2015 and 2014, the Company had $126.8 million and $108.9 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2015 and 2014.

	2015		2014
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	25.0 troy oz.	$0.4	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2015	2014
Derivative Assets
Interest rate swaps - designated as hedge	Deferred charges and other	$—	$0.6
Commodity swaps - designated as hedge	Receivables-Other	—	1.3
Foreign exchange contracts - designated as hedge	Receivables-Other	5.2	12.0
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.4	0.3
Foreign exchange contracts - not designated as hedge	Receivables-Other	0.4	0.5
Total Derivative Assets		$6.0	$14.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$1.4	$1.3
Interest rate swaps - designated as hedge	Accrued interest	0.4	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	0.8	—
Commodity swaps - designated as hedge	Accounts payable	4.7	0.2
Commodity swaps - designated as hedge	Other long-term liabilities	0.8	—
Commodity swaps - not designated as hedge	Accounts payable	0.1	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	1.5	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.1	0.1
Total Derivative Liabilities		$9.8	$2.1

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million for the years ended September 30, 2015 and 2014.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015 and 2014, there was $3.5 million and less than $0.1 million, respectively, of posted cash collateral related to such liability positions. In addition, as of September 30, 2015 and 2014, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables within the Consolidated Statements of Financial Position.

The following table summarizes the impact of the effective and ineffective portions of cash flow hedges and the gain (loss) recognized in the Consolidated Statement of Operations for the years ended September 30, 2015, 2014 and 2013:

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(3.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	(7.2)	Cost of goods sold	(0.7)	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	21.8	Cost of goods sold	30.0	Cost of goods sold	—
Total	$11.3		$27.5		$—

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2014 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(1.6)	Interest expense	$(0.9)	Interest expense	$—
Commodity swaps	1.9	Cost of goods sold	0.8	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.2	Net sales	—
Foreign exchange contracts	12.7	Cost of goods sold	(2.6)	Cost of goods sold	—
Total	$13.1		$(2.5)		$—

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2013 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Commodity swaps	$(2.6)	Cost of goods sold	$(0.6)	Cost of goods sold	$—
Foreign exchange contracts	0.9	Net sales	0.9	Net sales	—
Foreign exchange contracts	(0.3)	Cost of goods sold	0.6	Cost of goods sold	—
Total	$(2.0)		$0.9		$—

The unrealized loss on derivative contracts in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2016 is $2.8 million.

The following table summarizes the gain (loss) associated with derivative contracts not designated at hedges in the Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013.

(in millions)	Line Item	2015	2014	2013
Commodity swaps	Cost of goods sold	$(0.1)	$(0.1)	$(0.1)
Foreign exchange contracts	Other expense, net	$(2.5)	$3.1	(3.6)
Total		$(2.6)	$3.0	$(3.7)

NOTE 12 - EMPLOYEE BENEFIT PLANS
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
The following tables provide additional information on the Company’s pension plans as of September 30, 2015 and 2014:

	U.S. Plans		Non U.S. Plans
(in millions)	2015	2014	2015	2014
Changes in benefit obligation:
Benefit obligation, beginning of year	$70.9	$66.9	$196.2	$189.2
Obligations assumed from acquisitions	—	—	0.6	—
Transfer of obligation	—	—	(1.8)	—
Service cost	0.4	0.2	2.6	3.0
Interest cost	2.9	3.0	6.2	7.4
Actuarial (gain) loss	3.3	4.3	10.6	8.6
Curtailments	—	—	(0.9)	—
Participant contributions	—	—	—	0.1
Benefits paid	(3.6)	(3.5)	(11.8)	(6.2)
Foreign currency exchange rate changes	—	—	(17.3)	(5.9)
Benefit obligation, end of year	$73.9	$70.9	$184.4	$196.2
Changes in plan assets:
Fair value of plan assets, beginning of year	$62.4	$58.5	$126.5	$117.0
Actual return on plan assets	(1.2)	4.8	3.6	7.7
Employer contributions	0.6	2.6	7.8	10.3
Employee contributions	—	—	—	0.1
Benefits paid	(3.6)	(3.5)	(11.8)	(6.2)
Foreign currency exchange rate changes	—	—	(9.2)	(2.4)
Fair value of plan assets, end of year	$58.2	$62.4	$116.9	$126.5
Funded Status	$(15.7)	$(8.5)	$(67.5)	$(69.7)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$—	$1.7
Other accrued expenses	0.6	0.6	2.2	2.9
Other long-term liabilities	15.1	7.9	65.3	68.5
Accumulated other comprehensive income (loss)	(20.4)	(11.7)	(23.4)	(20.9)
Weighted average assumptions
Discount rate	4.25%	4.15%	1/13/1975	2.00 - 13.50%
Expected return on plan assets	7.25%	7.5%	3.50 - 5.26%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	2.25-5.50%	2.25-5.50%

Amounts reclassified from Accumulated Other Comprehensive Loss associated with employee benefit plan costs and recognized on the Company’s Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013 were as follows:

(in millions)	2015	2014	2013
Cost of goods sold	$0.6	$0.6	$1.5
Selling expenses	0.3	0.3	(0.6)
General and administrative expenses	0.5	0.5	0.4
Amounts reclassified from accumulated other comprehensive loss	$1.4	$1.4	$1.3

The net loss in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2016 is $2.4 million.
The following table contains the components of net periodic benefit cost for the years ended September 30, 2015, 2014 and 2013:

	U.S Plans			Non U.S. Plans
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$0.4	$0.2	$0.2	$2.6	$3.0	$2.8
Interest cost	2.9	3.0	2.8	6.2	7.4	7.1
Expected return on assets	(4.5)	(4.1)	(3.7)	(5.2)	(5.8)	(5.0)
Curtailment	—	—	—	0.7	(0.1)	(0.7)
Recognized net actuarial loss	0.2	0.1	1.2	1.3	1.4	0.9
Net periodic benefit cost	$(1.0)	$(0.8)	$0.5	$5.6	$5.9	$5.1
Weighted average assumptions
Discount rate	4.15%	4.65%	3.75%	2.00 - 13.50%	2.25 - 12.50%	1.75 - 13.00%
Expected return on plan assets	7.50%	7.75%	7.75%	2.00 - 5.26%	4.00 - 5.76%	3.60 - 5.00%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%	2.25 - 5.50%

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital market in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The plan assets currently do not include holdings of the Company’s common stock.

Below is a summary allocation of all pension plan assets as of September 30, 2015 and 2014:

	US Plans		Non U.S. Plans
Asset Type	2015	2014	2015	2014
Equity Securities	63%	61%	6%	6%
Fixed Income Securities	35%	37%	25%	22%
Other	2%	2%	69%	72%
Total	100%	100%	100%	100%

The fair value of pension plan assets by asset category as of September 30, 2015 and 2014 are as follows:

As of September 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$18.6	$7.1	$—	$25.7
Foreign equity securities	10.5	6.2	—	16.7
Debt Securities
U.S. bonds	18.2	1.3	—	19.5
Foreign bonds	3.0	15.1	—	18.1
Foreign government bonds	—	11.2	—	11.2
Real estate	1.2	6.0	—	7.2
Life insurance contracts	—	35.5	—	35.5
Other	—	33.1	—	33.1
Foreign cash & cash equivalents	8.1	—	—	8.1
Total plan assets	$59.6	$115.5	$—	$175.1

As of September 30, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$19.9	$7.1	$—	$27.0
Foreign equity securities	11.1	7.6	—	18.7
Debt Securities
U.S. bonds	4.0	15.2	—	19.2
Foreign bonds	3.1	20.5	—	23.6
Foreign government bonds	—	8.5	—	8.5
Real estate	1.3	5.9	—	7.2
Life insurance contracts	—	37.7	—	37.7
Other	—	38.7	—	38.7
Foreign cash & cash equivalents	6.4	1.9	—	8.3
Total plan assets	$45.8	$143.1	$0	$188.9

The following benefit payments are expected to be paid:

(in millions)	US Plans	Non U.S. Plans
2016	$3.9	$5.4
2017	3.8	5.7
2018	4.0	6.1
2019	4.2	6.9
2020	4.2	6.8
2021-2025	21.5	39.4

Other Postretirement Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 40 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical cost trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period. The projected benefit obligation as of September 30, 2015 and 2014 was $0.4 million and recognized as Other Long-Term Liabilities in the Consolidated Statements of Financial Position. Net periodic cost was less than $0.1 million for the years ended September 30, 2015, 2014, and 2013.

Defined Contribution Plans
The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 2015, 2014 and 2013 were $11.2 million, $12.3 million, and $11.1 million.

NOTE 13 - INCOME TAXES
Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2015, 2014, and 2013:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
United States	$3.4	$80.7	$(212.1)	$9.8	$83.3	$(204.3)
Outside the United States	189.9	192.8	184.2	189.9	192.8	184.2
Income (loss) from operations before income taxes	$193.3	$273.5	$(27.9)	$199.7	$276.1	$(20.1)

The components of income tax expense for the years ended September 30, 2015, 2014 and 2013 are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
Current tax expense:
U.S. Federal	$3.6	$6.2	$—	$3.6	$6.2	$—
Foreign	40.4	46.6	47.7	40.4	46.6	47.7
State and local	4.5	4.3	1.3	4.5	4.3	1.3
Total current tax expense	48.5	57.1	49.0	48.5	57.1	49.0
Deferred tax expense:
U.S. Federal	(12.3)	19.7	(23.4)	(12.3)	19.7	(23.4)
Foreign	11.2	(8.2)	2.2	11.2	(8.2)	2.2
State and local	(3.5)	(9.6)	(0.4)	(3.5)	(9.6)	(0.4)
Total deferred tax expense	(4.6)	1.9	(21.6)	(4.6)	1.9	(21.6)
Income tax expense	$43.9	$59.0	$27.4	$43.9	$59.0	$27.4

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
U.S. Statutory federal income tax expense (benefit)	$67.6	$95.7	$(9.8)	$69.9	$96.6	$(7.1)
Permanent items	5.2	4.6	10.1	5.2	4.6	10.1
Foreign statutory rate vs. U.S. statutory rate	(33.8)	(28.7)	(25.1)	(33.8)	(28.7)	(25.1)
State income taxes, net of federal effect	1.7	5.4	(11.7)	1.7	5.4	(11.7)
Residual tax on foreign earnings	24.8	90.9	(7.0)	24.8	90.9	(7.0)
Investment in foreign subsidiary	(23.3)	—	—	(23.3)	—	—
Purchase accounting benefit	(22.8)	—	(49.8)	(22.8)	—	(49.8)
Change in valuation allowance	2.6	(115.6)	114.3	0.5	(116.5)	111.6
Unrecognized tax expense	(1.2)	0.5	4.0	(1.2)	0.5	4.0
Foreign tax law changes	—	(7.6)	—	—	(7.6)	—
Nondeductible share based compensation	2.3	1.4	1.7	2.3	1.4	1.7
Adjustment to prior year NOLs	14.4	—	—	14.4	—	—
Return to provision adjustments and other, net	6.4	12.4	0.7	6.2	12.4	0.7
Income tax expense	$43.9	$59.0	$27.4	$43.9	$59.0	$27.4
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2015 and 2014 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
(in millions)	2015	2014	2015	2014
Deferred tax assets
Employee benefits	$63.2	$57.7	$60.9	$57.0
Restructuring	4.1	7.0	4.1	7.0
Inventories and receivables	35.2	24.9	35.2	24.9
Marketing and promotional accruals	14.4	16.0	14.4	16.0
Prepaid royalty	6.3	6.6	6.3	6.6
Property, plant and equipment	11.6	7.0	11.6	7.0
Unrealized losses	2.7	0.3	2.7	0.3
Intangibles	6.1	6.7	6.1	6.7
Investment in non-US subsidiaries	23.3	—	23.3	—
Net operating loss and credit carry forwards	447.7	507.5	441.6	502.1
Other	32.8	19.5	32.6	19.2
Total deferred tax assets	647.4	653.2	638.8	646.8
Deferred tax liabilities
Property, plant and equipment	27.1	22.6	27.1	22.6
Unrealized gains	18.6	21.2	18.6	21.2
Intangibles	840.8	728.0	840.8	728.0
Taxes on unremitted foreign earnings	2.4	2.6	2.4	2.6
Other	16.3	15.0	16.3	15.0
Total deferred tax liabilities	905.2	789.4	905.2	789.4
Net deferred tax liabilities	(257.8)	(136.2)	(266.4)	(142.6)
Valuation allowance	(305.4)	(333.1)	(296.8)	(326.7)
Net deferred tax liabilities, net valuation allowance	$(563.2)	$(469.3)	$(563.2)	$(469.3)
Reported as:
Prepaid expenses and other	$44.7	$36.7	$44.7	$36.7
Deferred charges and other	3.7	10.0	3.7	10.0
Other current liabilities	(4.6)	(2.8)	(4.6)	(2.8)
Deferred taxes (noncurrent liability)	(607.0)	(513.2)	(607.0)	(513.2)

During the fourth quarter of the year ended September 30, 2015, the Company recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries because it is expected to reverse in the foreseeable future. The Company also recorded a $14.4 million reduction in its net operating loss deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.

To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries in order to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of the Company's non-U.S. subsidiaries are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. The Company annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has provided residual taxes on $37.5 million of distributions from foreign earnings for the year ended September 30, 2015 with no earnings not yet taxed in the U.S. resulting in a decrease in income tax expense of $0.3 million. The Company has provided residual taxes on $190.5 million of distributions from foreign earnings for the year ended September 30, 2014 with $3.1 million of earnings not yet taxed in the U.S. resulting in an increase in income tax expense of $0.1 million. For the year ended September 30, 2014, $178.7 million of the distributions related to one-time internal restructuring and external debt refinancing activities. Remaining undistributed earnings of the Company’s foreign operations are $183.8 million at September 30, 2015, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2015, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $894.5 million with a federal tax benefit of $313.1 million and tax benefits related to state NOLs of $68.7 million and capital loss carryforwards of $14.2 million with a federal and state tax benefit of $5.4 million. The Company has an additional $59.6 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2035. As of September 30, 2015, the Company has foreign NOLs of $127.6 million which will expire beginning in the Company's fiscal year ending September 30, 2016. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2015, that $272.9 million of the total U.S. federal NOLs with a federal tax benefit of $95.5 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. The Company also projects, as of September 30, 2015, that $29.4 million of foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2015, the valuation allowance was $305.4 million, of which $268.7 million is related to U.S. net deferred tax assets and $36.7 million is related to foreign net deferred tax assets. As of September 30, 2014, the valuation allowance was $333.1 million, of which $299.1 million related to U.S. net deferred tax assets and $34.0 million related to foreign net deferred tax assets. During the year ended September 30, 2015, the Company decreased its valuation allowance for deferred tax assets by $27.7 million, of which $30.4 million related to a decrease in valuation allowance against U.S. net deferred tax asset and $2.7 million related to an increase in the valuation allowance against foreign net deferred tax asset. As a result of the AAG acquisition, the Company reversed $22.8 million of U.S. valuation allowance during the year ended September 30, 2015. The reversal was attributable to $22.8 million of net deferred tax liabilities recorded on the AAG acquisition balance sheet which offset other U.S net deferred tax assets. During the year ended September 30, 2015, the Company recorded valuation allowances of $17.0 million against the deferred tax assets of various Latin America entities as it is more likely than not that the Company will not obtain tax benefits from these assets. During the year ended September 30, 2014, the Company decreased its valuation allowance for deferred tax assets by $121.5 million, of which $122.6 million related to a decrease in the valuation allowance against U.S. net deferred tax assets and $1.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one time internal restructuring and debt refinancing activities, the Company reversed $62.6 million of U.S. valuation allowance during the year ended September 30, 2014. As a result of the purchase of HHI Business, the Company reversed $49.8 million of U.S. valuation allowance during the year ended September 30, 2013. The reversal was attributable to $49.8 million of net deferred tax liabilities recorded on the HHI Business purchase accounting balance sheet which offset other U.S. net deferred tax assets.

The total amount of unrecognized tax benefits at September 30, 2015 and 2014 are $14.1 million and $11.3 million, respectively. If recognized in the future, $11.4 million of the unrecognized tax benefits as of September 30, 2015 will impact the effective tax rate and $2.7 million of unrecognized tax benefits would create deferred tax assets against which the Company would have a full valuation allowance. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015 and 2014 the Company had $2.8 million and $3.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2015, 2014 and 2013 was a net increase of $0.9 million, a net increase of $1.1 million and a net decrease of less than $0.1 million, respectively. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Unrecognized tax benefits, beginning of year	$11.3	$13.8	$5.9
Gross increase - tax positions in prior period	4.1	1.5	9.1
Gross decrease - tax positions in prior period	(1.9)	(1.4)	(0.3)
Gross increase - tax positions in current period	1.8	0.7	0.5
Settlements	(0.9)	(2.5)	(0.1)
Lapse of statutes of limitations	(0.3)	(0.8)	(1.3)
Unrecognized tax benefits, end of year	$14.1	$11.3	$13.8

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2011 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2011 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2015, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

NOTE 14 - RELATED PARTIES

The Company is subject to a stockholder agreement, dated February 9, 2010 (“Stockholder Agreement”), with its majority shareholder, HRG Group, Inc. (“HRG”), which provides certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on HRG and its affiliates, including:

•
for so long as the HRG and their affiliates beneficially own 40% or more of the outstanding voting securities of the Company, HRG and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the Company’s board of directors as described in the Stockholder Agreement;

•
HRG will not effect any transfer of equity securities of the Company to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of the Company, unless specified conditions are met; and

•	HRG will be granted certain access and informational rights with respect to the Company and its subsidiaries.

Certain provisions of the Stockholder Agreement terminate on the date on which the HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person, including HRG, acquires 90% or more of the outstanding voting securities of the Company.

HRG and the Company also entered into a registration rights agreement, dated as of February 9, 2010 (the “Registration Rights Agreement”), pursuant to which HRG and its affiliates have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of the Company’s common stock.

Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation, which through subsidiaries beneficially owns more than 10% of the outstanding common stock of HRG, which in turn owned 58% of the Company’s outstanding common stock as of September 30, 2015, acted as (i) one of the initial purchasers for SBI’s offering of $1.0 billion of its 5.75% Notes due 2025, for which Jefferies received $2.6 million in discounts, commissions and reimbursements of expenses , (ii) one of the underwriters for the Company’s $575 million offering of common stock in May 2015, for which Jefferies received $1.5 million in discounts, commissions and reimbursements of expenses, and (iii) one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the AAG acquisition, for which Jefferies received $2.1 million in fees and reimbursements of expenses.

NOTE 15 - SHARE BASED COMPENSATION
On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Equity Plan”). During the year ended September 30, 2014, the Equity Plan was amended to increase the number of shares issuable under the Equity Plan to 5,626 shares of common stock of the Company, net of cancellations.
The Company measures the compensation expense of its stock-based compensation awards, which consist of restricted stock units (“RSUs”), based on the fair value of the awards at the date of grant, and recognizes these costs on a straight line basis over the requisite service period of the awards. The fair value of the RSUs is determined based on the market price of the Company’s shares of common stock on the grant date.
During the year ended September 30, 2015, the Company granted 0.6 million RSUs, which include 0.1 million units that vested immediately or within 12 months, 0.2 unit million units that vest over a one year period, and 0.3 million units that are performance-based and vest within a two-year period. During the year ended September 30, 2014, the Company granted 0.7 million RSUs, which include 0.3 million units that vested immediately or within 12 months, 0.1 million units that vest over a one year period and 0.3 million units that are performance-based and vest within a two year period. During the year ended September 30, 2013, the Company granted 0.7 million RSUs, which include 0.1 million that vest over a one year period and 0.6 million that are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period.
Share based compensation expense recognized by SBH during the years ended September 30, 2015, 2014 and 2013 was $47.6 million, $46.8 million, and $43.9 million, respectively. Share based compensation expense recognized by SB/RH during the years ended September 30, 2015, 2014 and 2013 was $41.8 million, 44.9 million and 43.1 million, respectively. Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Operations. The remaining unamortized compensation cost related to non-vested restricted stock units at September 30, 2015 is $28.1 million and $23.2 million for the SBH and SB/RH, respectively. The following is a summary of the RSU activity for the years ended September 30, 2015, 2014 and 2013:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
		Weighted			Weighted
		Average			Average
		Grant Date	Fair Value		Grant Date	Fair Value
(in millions, except per share data)	Shares	Fair Value	at Grant Date	Shares	Fair Value	at Grant Date
Non-vested restricted stock units at September 30, 2012	1.9	$28.45	$55.0	1.9	$28.45	$54.9
Granted	0.7	45.97	32.1	0.7	46.18	31.3
Forfeited	(0.3)	30.36	(9.2)	(0.3)	30.36	(9.1)
Vested	(1.2)	28.25	(34.2)	(1.2)	28.19	(34.0)
Non-vested restricted stock units at September 30, 2013	1.1	39.11	$43.7	1.1	39.12	$43.1
Granted	0.7	75.50	50.5	0.6	75.82	48.6
Forfeited	—	69.33	(0.4)	—	69.33	(0.4)
Vested	(1.0)	39.69	(37.8)	(0.9)	39.34	(36.7)
Non-vested restricted stock units at September 30, 2014	0.8	67.66	$56.0	0.8	67.90	$54.6
Granted	0.6	92.51	52.9	0.5	93.12	42.3
Forfeited	(0.1)	85.16	(5.3)	(0.1)	85.16	(5.3)
Vested	(0.7)	69.00	(50.4)	(0.7)	68.98	(49.5)
Non-vested restricted stock units at September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign		Employee
	Currency	Derivative	Benefit
(in millions)	Translation	Hedging	Plans	Total
Year Ended September 30, 2013
Accumulated other comprehensive (loss) income, as of September 30, 2012	$(0.2)	$0.2	$(33.4)	$(33.4)
Other comprehensive (loss) income before reclassification	(6.6)	(2.0)	8.1	(0.5)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.9)	1.3	0.4
Other comprehensive (loss) income	(6.6)	(2.9)	9.4	(0.1)
Deferred tax effect	—	(0.2)	(5.1)	(5.3)
Deferred tax valuation allowance	—	0.6	(0.1)	0.5
Other comprehensive (loss) income, net of tax	(6.6)	(2.5)	4.2	(4.9)
Other comprehensive (loss) income attributable to non-controlling interest	0.2	—	—	0.2
Other comprehensive (loss) income attributable to controlling interest	(6.8)	(2.5)	4.2	(5.1)
Accumulated other comprehensive (loss) income, as of September 30, 2013	(7.0)	(2.3)	(29.2)	(38.5)
Year Ended September 30, 2014
Other comprehensive (loss) income before reclassification	(32.6)	13.1	(6.6)	(26.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.6	1.4	4.0
Other comprehensive (loss) income, year ended September 30, 2014	(32.6)	15.7	(5.2)	(22.1)
Deferred tax effect	—	(4.2)	2.9	(1.3)
Deferred tax valuation allowance	—	—	(1.3)	(1.3)
Other comprehensive (loss) income, net of tax	(32.6)	11.5	(3.6)	(24.7)
Other comprehensive income (loss) attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive income (loss) attributable to controlling interest	(32.5)	11.5	(3.6)	(24.6)
Accumulated other comprehensive income (loss), September 30, 2014	(39.5)	9.2	(32.8)	(63.1)
Year Ended September 30, 2015
Other comprehensive (loss) income before reclassification	(113.0)	11.3	(12.9)	(114.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27.5)	1.4	(26.1)
Other comprehensive (loss) income, year ended September 30, 2015	(113.0)	(16.2)	(11.5)	(140.7)
Deferred tax effect	—	5.2	3.9	9.1
Deferred tax valuation allowance	—	(2.2)	(3.4)	(5.6)
Other comprehensive (loss) income, net of tax	(113.0)	(13.2)	(11.0)	(137.2)
Other comprehensive income (loss) attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive income (loss) attributable to controlling interest	(112.8)	(13.2)	(11.0)	(137.0)
Accumulated other comprehensive income (loss), September 30, 2015	$(152.3)	$(4.0)	$(43.8)	$(200.1)

See Note 11, “Derivatives” for further detail on the Company’s derivative hedging activity. See Note 12, “Employee Benefit Plans” for further detail over the Company’s defined benefit plans.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

The Company has provided for the estimated costs of $4.4 million and $4.6 million, as of September 30, 2015 and 2014, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 18 - SEGMENT INFORMATION

The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances; (ii) Hardware & Home Improvement, which was established through the HHI acquisition on December 21, 2012 and consists of the Company’s worldwide hardware, home improvement and plumbing business; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control business and (v) Global Auto Care, which was established through the AAG acquisition on May 21, 2015 and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.
Net sales relating to the segments for the years ended September 30, 2015, 2014 and 2013 are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Net sales to external customers (in millions)	2015	2014	2013	2015	2014	2013
Consumer batteries	$829.5	$957.8	$931.6	$829.5	$957.8	$931.6
Small appliances	734.6	730.8	740.3	734.6	730.8	740.3
Personal care	528.1	542.1	531.7	528.1	542.1	531.7
Global Batteries & Appliances	2,092.2	2,230.7	2,203.6	2,092.2	2,230.7	2,203.6
Hardware & Home Improvement	1,205.5	1,166.0	869.6	1,205.5	1,166.0	869.6
Global Pet Supplies	758.2	600.5	621.9	758.2	600.5	621.9
Home and Garden	474.0	431.9	390.5	474.0	431.9	390.5
Global Auto Care	160.5	—	—	160.5	—	—
Net sales	$4,690.4	$4,429.1	$4,085.6	$4,690.4	$4,429.1	$4,085.6

Segment profit does not include corporate expenses, acquisition and integration related charges, restructuring and related charges, impairment charges, interest expense, income tax expense, and other non-operating expenses. Corporate expenses primarily include general and administrative expenses and the costs of stock compensation plans which are evaluated on a consolidated basis and not allocated to the segments. Segment profit in relation to the Company’s reportable segments for the years ended September 30, 2015, 2014 and 2013 is as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Segment Profit (in millions)	2015	2014	2013	2015	2014	2013
Global Batteries & Appliances	$240.8	$256.5	$237.5	$240.8	$256.5	$237.5
Hardware & Home Improvement	185.2	172.2	88.7	185.2	172.2	88.7
Global Pet Supplies	83.9	82.4	91.1	83.9	82.4	91.1
Home and Garden	111.2	89.3	78.5	111.2	89.3	78.5
Global Auto Care	21.8	—	—	21.8	—	—
Total segment profit	642.9	600.4	495.8	642.9	600.4	495.8
Corporate expense	81.3	75.5	62.2	74.9	72.9	60.5
Acquisition and integration related charges	58.8	20.1	48.4	58.8	20.1	48.4
Restructuring and related charges	28.7	22.9	34.0	28.7	22.9	34.0
Interest expense	271.9	202.1	375.6	271.9	202.1	369.5
Other non-operating expenses, net	8.9	6.3	3.5	8.9	6.3	3.5
Income (loss) from operations before income taxes	$193.3	$273.5	$(27.9)	$199.7	$276.1	$(20.1)

Other financial information relating to the Company’s segments is as follows for the years ended September 30, 2015, 2014 and 2013 and as of September 30, 2015 and 2014:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Depreciation and amortization (in millions)	2015	2014	2013	2015	2014	2013
Global Batteries & Appliances	$71.0	$73.1	$67.2	$71.0	$73.1	$67.2
Hardware & Home Improvement	39.4	40.4	31.4	39.4	40.4	31.4
Global Pet Supplies	39.7	31.5	29.6	39.7	31.5	29.6
Home and Garden	13.3	12.6	11.7	13.3	12.6	11.7
Global Auto Care	6.6	—	—	6.6	—	—
Total segments	170.0	157.6	139.9	170.0	157.6	139.9
Corporate	—	—	—	—	—	—
Total depreciation and amortization	$170.0	$157.6	$139.9	$170.0	$157.6	$139.9

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Capital expenditures (in millions)	2015	2014	2013	2015	2014	2013
Global Batteries & Appliances	$48.9	$40.3	$47.9	$48.9	$40.3	$47.9
Hardware & Home Improvement	16.3	21.2	23.4	16.3	21.2	23.4
Global Pet Supplies	10.4	5.3	8.3	10.4	5.3	8.3
Home and Garden Business	12.3	6.5	2.4	12.3	6.5	2.4
Global Auto Care	1.2	—	—	1.2	—	—
Total segment capital expenditures	89.1	73.3	82.0	89.1	73.3	82.0
Corporate	—	—	—	—	—	—
Total capital expenditures	$89.1	$73.3	$82.0	$89.1	$73.3	$82.0

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Segment total assets (in millions)	2015	2014	2015	2014
Global Batteries & Appliances	$2,080.4	$2,152.0	$2,080.4	$2,152.0
Hardware & Home Improvement	1,619.9	1,629.0	1,619.9	1,629.0
Global Pet Supplies	1,125.2	890.4	1,125.2	890.4
Home and Garden	530.9	526.6	530.9	526.6
Global Auto Care	1,543.1	—	1,543.1	—
Total segment assets	6,899.5	5,198.0	6,899.5	5,198.0
Corporate	398.5	315.0	398.4	313.3
Total assets	$7,298.0	$5,513.0	$7,297.9	$5,511.3

Net sales for the years ended September 30, 2015, 2014 and 2013 and long-lived asset information as of September 30, 2015 and 2014 by geographic area are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Net sales to external parties - Geographic Disclosure (in millions)	2015	2014	2013	2015	2014	2013
United States	$2,907.9	$2,640.7	$2,404.4	$2,907.9	$2,640.7	$2,404.4
Europe/MEA	1,049.8	970.4	910.0	1,049.8	970.4	910.0
Latin America	381.5	414.3	389.7	381.5	414.3	389.7
North America - Other	164.0	196.0	192.3	164.0	196.0	192.3
Asia-Pacific	187.2	207.7	189.2	187.2	207.7	189.2
Net sales	$4,690.4	$4,429.1	$4,085.6	$4,690.4	$4,429.1	$4,085.6

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Long-lived assets - Geographic Disclosure (in millions)	2015	2014	2015	2014
United States	$311.1	$269.1	$311.1	$269.1
Europe/MEA	139.2	92.0	139.2	92.0
Latin America	14.6	23.6	14.6	23.6
North America - Other	2.4	3.9	2.4	3.9
Asia-Pacific	39.8	40.3	39.8	40.3
Total long-lived assets	$507.1	$428.9	$507.1	$428.9

NOTE 19 - EARNINGS PER SHARE - SBH
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if restricted stock units were converted into common shares that then shared in the net income (loss) of the entity, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards, including restricted stock units. The Company uses the treasury stock method to reflect dilution of restricted stock units.
 The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2015, 2014 and 2013, is as follows:

(in millions, except per share amounts)	2015	2014	2013
Numerator
Net income (loss) attributable to controlling interest	$148.9	$214.1		$(55.2)
Denominator
Weighted average common shares outstanding - basic	55.6	52.6	—	52.0
Dilutive shares	0.3	0.7		—
Weighted average common shares outstanding - diluted	55.9	53.3		52.0
Earnings per share
Basic earnings per share	$2.68	$4.07		$(1.06)
Diluted earnings per share	$2.66	$4.02		$(1.06)
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.1	0.1	—	1.1

Performance based restricted stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. During the year ended September 30, 2013, the Company did not assume the exercise of common stock equivalents for restricted stock units as the impact would have been antidilutive due to the net loss in the period.
NOTE 20 - GUARANTOR STATEMENTS - SB/RH

SBI and SB/RH (collectively, the “Parent”), with their domestic subsidiaries as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture. See Note 9, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes and 5.75% Notes.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	57.9	15.7	40.5	2.7	116.8
Total current assets	823.3	939.9	1,074.1	(1,105.1)	1,732.2
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	237.2	0.6	27.8	(164.0)	101.6
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	$6,761.7	$4,255.4	$2,168.9	$(5,888.1)	$7,297.9
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$53.4	$—	$15.1	$—	$68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.8	110.6	(0.4)	216.5
Total current liabilities	971.9	77.7	494.1	(478.3)	1,065.4
Long-term debt, net of current portion	3,913.9	—	23.3	—	3,937.2
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	241.2	440.2	89.6	(164.0)	607.0
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,177.1	1,105.4	1,073.0	(1,630.4)	5,725.1
Shareholders' equity:
Other equity	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholders’ equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and shareholder's equity	$6,761.7	$4,255.4	$2,168.9	$(5,888.1)	$7,297.9

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.8	$11.2	$176.9	$—	$192.9
Trade receivables, net	48.3	157.6	233.1	—	439.0
Intercompany receivables	106.9	937.3	587.0	(1,631.2)	—
Other receivables	2.3	8.3	65.7	—	76.3
Inventories	77.7	313.0	240.4	(6.6)	624.5
Prepaid expenses and other	9.1	48.7	41.0	1.4	100.2
Total current assets	249.1	1,476.1	1,344.1	(1,636.4)	1,432.9
Property, plant and equipment, net	137.7	115.3	175.9	—	428.9
Long-term intercompany receivables	0.7	107.3	41.6	(149.6)	—
Goodwill	67.7	1,030.7	371.2	—	1,469.6
Intangible assets, net	494.1	1,151.7	445.7	—	2,091.5
Deferred charges and other	173.0	(118.0)	33.4	—	88.4
Investments in subsidiaries	4,076.3	1,278.9	0.4	(5,355.6)	—
Total assets	$5,198.6	$5,042.0	$2,412.3	$(7,141.6)	$5,511.3
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$75.2	$6.9	$30.5	$—	$112.6
Accounts payable	76.0	202.5	241.2	—	519.7
Intercompany accounts payable	1,366.0	829.9	81.2	(2,277.1)	—
Accrued wages and salaries	25.6	19.5	43.0	—	88.1
Accrued interest	35.0	—	0.4	—	35.4
Other current liabilities	22.7	52.9	99.2	—	174.8
Total current liabilities	1,600.5	1,111.7	495.5	(2,277.1)	930.6
Long-term debt, net of current portion	2,539.2	8.9	346.0	—	2,894.1
Long-term intercompany debt	16.3	(617.9)	105.2	496.4	—
Deferred income taxes	(52.3)	462.2	103.3	—	513.2
Other long-term liabilities	19.0	0.8	83.4	—	103.2
Total liabilities	4,122.7	965.7	1,133.4	(1,780.7)	4,441.1
Shareholders' equity:
Other equity	1,419.5	3,297.0	1,284.8	(4,587.5)	1,413.8
Accumulated (deficit) earnings	(330.0)	775.4	(13.8)	(761.6)	(330.0)
Accumulated other comprehensive (loss) income	(63.1)	(51.0)	(47.0)	98.0	(63.1)
Total shareholders’ equity	1,026.4	4,021.4	1,224.0	(5,251.1)	1,020.7
Non-controlling interest	49.5	54.9	54.9	(109.8)	49.5
Total equity	1,075.9	4,076.3	1,278.9	(5,360.9)	1,070.2
Total liabilities and shareholders' equity	$5,198.6	$5,042.0	$2,412.3	$(7,141.6)	$5,511.3

Statement of Operations		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,385.1	$759.6	$2,534.0	$(988.3)	$4,690.4
Cost of goods sold	1,657.0	492.4	1,845.5	(976.9)	3,018.0
Restructuring and related charges	—	—	2.1	—	2.1
Gross profit	728.1	267.2	686.4	(11.4)	1,670.3
Operating expenses:
Selling	291.4	89.5	340.8	(1.0)	720.7
General and administrative	218.8	40.4	73.2	—	332.4
Research and development	33.4	3.3	14.6	—	51.3
Acquisition and integration related charges	40.8	5.7	12.3	—	58.8
Restructuring and related charges	34.0	0.6	(8.0)	—	26.6
Total operating expense	618.4	139.5	432.9	(1.0)	1,189.8
Operating income (loss)	109.7	127.7	253.5	(10.4)	480.5
Interest expense	235.4	6.9	29.6	—	271.9
Other non-operating (income) expense, net	(207.1)	(151.5)	4.8	362.7	8.9
Income from operations before income taxes	81.4	272.3	219.1	(373.1)	199.7
Income tax expense (benefit)	(74.4)	66.3	52.9	(0.9)	43.9
Net income (loss)	155.8	206.0	166.2	(372.2)	155.8
Net income (loss) attributable to non-controlling interest	0.4	0.9	0.9	(1.8)	0.4
Net income (loss) attributable to controlling interest	$155.4	$205.1	$165.3	$(370.4)	$155.4

Statement of Operations		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$626.7	$2,141.3	$2,449.4	$(788.3)	$4,429.1
Cost of goods sold	447.7	1,434.4	1,762.7	(788.3)	2,856.5
Restructuring and related charges	—	2.6	1.1	—	3.7
Gross profit	179.0	704.3	685.6	—	1,568.9
Operating expenses:
Selling	76.6	268.5	333.8	(0.7)	678.2
General and administrative	60.5	168.9	89.6	—	319.0
Research and development	22.3	12.0	13.6	—	47.9
Acquisition and integration related charges	11.7	8.3	0.1	—	20.1
Restructuring and related charges	8.4	4.0	6.8	—	19.2
Total operating expense	179.5	461.7	443.9	(0.7)	1,084.4
Operating income (loss)	(0.5)	242.6	241.7	0.7	484.5
Interest expense	172.2	(0.1)	30.0	—	202.1
Other non-operating (income) expense, net	(213.8)	(163.7)	3.9	379.9	6.3
Income from operations before income taxes	41.1	406.4	207.8	(379.2)	276.1
Income tax expense (benefit)	(176.0)	194.6	40.1	0.3	59.0
Net income (loss)	217.1	211.8	167.7	(379.5)	217.1
Net income (loss) attributable to non-controlling interest	0.3	0.3	0.3	(0.6)	0.3
Net income (loss) attributable to controlling interest	$216.8	$211.5	$167.4	$(378.9)	$216.8

Statement of Operations		Guarantor	Nonguarantor
Year ended September 30, 2013 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$638.7	$1,178.2	$3,123.3	$(854.6)	$4,085.6
Cost of goods sold	463.9	799.9	2,274.5	(853.0)	2,685.3
Restructuring and related charges	—	2.4	7.6	—	10.0
Gross profit	174.8	375.9	841.2	(1.6)	1,390.3
Operating expenses:
Selling	73.4	143.8	420.7	(0.9)	637.0
General and administrative	74.1	85.1	125.5	—	284.7
Research and development	17.7	10.1	15.5	—	43.3
Acquisition and integration related charges	35.2	4.7	8.5	—	48.4
Restructuring and related charges	4.3	11.0	8.7	—	24.0
Total operating expense	204.7	254.7	578.9	(0.9)	1,037.4
Operating income (loss)	(29.9)	121.2	262.3	(0.7)	352.9
Interest expense	346.6	2.9	20.0	—	369.5
Other non-operating (income) expense, net	(248.6)	(180.8)	7.8	425.1	3.5
Income from operations before income taxes	(127.9)	299.1	234.5	(425.8)	(20.1)
Income tax expense (benefit)	(80.4)	47.0	60.9	(0.1)	27.4
Net income (loss)	(47.5)	252.1	173.6	(425.7)	(47.5)
Net income (loss) attributable to non-controlling interest	(0.1)	(0.1)	(0.1)	0.2	(0.1)
Net income (loss) attributable to controlling interest	$(47.4)	$252.2	$173.7	$(425.9)	$(47.4)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$155.8	$206.0	$166.2	$(372.2)	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(112.8)	(113.7)	(113.7)	227.2	(113.0)
Unrealized gain (loss) on derivative instruments	(13.2)	(7.9)	(7.9)	15.8	(13.2)
Defined benefit pension gain (loss)	(11.0)	(2.2)	(2.2)	4.4	(11.0)
Other comprehensive income (loss)	(137.0)	(123.8)	(123.8)	247.4	(137.2)
Comprehensive income (loss)	18.8	82.2	42.4	(124.8)	18.6
Comprehensive income (loss) attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to controlling interest	$19.0	$82.4	$42.6	$(125.2)	$18.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$217.1	$211.8	$167.7	$(379.5)	$217.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(32.5)	(32.7)	(33.6)	66.3	(32.5)
Unrealized gain (loss) on derivative instruments	11.5	11.4	11.7	(23.1)	11.5
Defined benefit pension gain (loss)	(3.6)	(0.1)	(0.1)	0.2	(3.6)
Other comprehensive income (loss)	(24.6)	(21.4)	(22.0)	43.4	(24.6)
Comprehensive income (loss)	192.5	190.4	145.7	(336.1)	192.5
Comprehensive income (loss) attributable to non-controlling interest	0.4	0.3	0.3	(0.6)	0.4
Comprehensive income (loss) attributable to controlling interest	$192.1	$190.1	$145.4	$(335.5)	$192.1

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2013 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47.5)	$252.1	$173.6	$(425.7)	$(47.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(6.6)	(6.3)	(5.8)	12.1	(6.6)
Unrealized gain (loss) on derivative instruments	(2.5)	(1.4)	(1.4)	2.8	(2.5)
Defined benefit pension gain (loss)	4.2	(3.9)	(3.9)	7.8	4.2
Other comprehensive income (loss)	(4.9)	(11.6)	(11.1)	22.7	(4.9)
Comprehensive income (loss)	(52.4)	240.5	162.5	(403.0)	(52.4)
Comprehensive income (loss) attributable to non-controlling interest	0.1	0.1	0.1	(0.2)	0.1
Comprehensive income (loss) attributable to controlling interest	$(52.5)	$240.4	$162.4	$(402.8)	$(52.5)

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(143.5)	$(770.8)	$(1,418.8)	$2,774.9	$441.8
Cash flows from investing activities
Purchases of property, plant and equipment	(45.7)	(13.5)	(29.9)	—	(89.1)
Business acquisitions, net of cash acquired	(1,026.0)	—	(165.1)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	0.1	—	1.3	—	1.4
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,071.6)	(13.5)	(194.6)	—	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	—	—	—	3,320.3
Payment of debt	(2,521.2)	—	(292.0)	—	(2,813.2)
Payment of debt issuance costs	(38.1)	—	—	—	(38.1)
Payment of cash dividends to parent	(72.1)	—	—	—	(72.1)
Capital contribution from parent	528.3	—	—	—	528.3
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	—	—	—	(2.6)
Advances related to intercompany transactions	8.7	781.7	1,984.5	(2,774.9)	—
Net cash provided (used) by financing activities	1,223.3	781.7	1,692.5	(2,774.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(2.5)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27.2)	—	(27.2)
Net increase (decrease) in cash and cash equivalents	8.2	(2.6)	49.4	—	55.0
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$13.0	$8.6	$226.3	$—	$247.9

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$616.6	$114.4	$(269.4)	$(26.9)	$434.7
Cash flows from investing activities
Purchases of property, plant and equipment	(23.2)	(26.4)	(23.7)	—	(73.3)
Business acquisitions, net of cash acquired	—	(27.6)	—	—	(27.6)
Proceeds from sales of property, plant and equipment	0.1	0.1	9.0	—	9.2
Other investing activities	—	(1.8)	—	—	(1.8)
Net cash used by investing activities	(23.1)	(55.7)	(14.7)	—	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	230.7	—	309.4	—	540.1
Payment of debt	(764.9)	—	(6.0)	—	(770.9)
Payment of debt issuance costs	(0.5)	—	(4.9)	—	(5.4)
Payment of cash dividends to parent	(77.0)	—	—	—	(77.0)
Share based tax withholding payments, net of proceeds upon vesting	(25.0)	—	—	—	(25.0)
Advances related to intercompany transactions	44.1	(52.9)	(18.1)	26.9	—
Net cash (used) provided by financing activities	(592.6)	(52.9)	280.4	26.9	(338.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8.3)	—	(8.3)
Net increase (decrease) in cash and cash equivalents	0.9	5.8	(12.0)	—	(5.3)
Cash and cash equivalents, beginning of period	3.9	5.4	188.9	—	198.2
Cash and cash equivalents, end of period	$4.8	$11.2	$176.9	$—	$192.9

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2013 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(319.1)	$727.2	$337.1	$(487.0)	$258.2
Cash flows from investing activities
Purchases of property, plant and equipment	(30.9)	(9.0)	(42.1)	—	(82.0)
Business acquisitions, net of cash acquired	—	(1,351.0)	(42.6)	—	(1,393.6)
Proceeds from sales of property, plant and equipment	0.1	—	0.1	—	0.2
Other investing activities	—	(1.3)	—	—	(1.3)
Net cash used by investing activities	(30.8)	(1,361.3)	(84.6)	—	(1,476.7)
Cash flows from financing activities
Proceeds from issuance of debt	2,934.3	—	103.9	—	3,038.2
Payment of debt	(1,618.2)	—	(15.5)	—	(1,633.7)
Payment of debt issuance costs	(58.7)	—	(2.2)	—	(60.9)
Payment of cash dividends to parent	(88.7)	—	—	—	(88.7)
Capital contribution from parent	28.6	—	—	—	28.6
Share based tax withholding payments, net of proceeds upon vesting	(20.1)	—	—	—	(20.1)
Advances related to intercompany transactions	(830.1)	626.2	(283.1)	487.0	—
Net cash provided (used) by financing activities	347.1	626.2	(196.9)	487.0	1,263.4
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1.9)	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.6)	—	(2.6)
Net (decrease) increase in cash and cash equivalents	(2.8)	(7.9)	51.1	—	40.4
Cash and cash equivalents, beginning of period	6.7	13.3	137.8	—	157.8
Cash and cash equivalents, end of period	$3.9	$5.4	$188.9	$—	$198.2

NOTE 21 -QUARTERLY RESULTS (UNAUDITED)

Spectrum Brands Holdings, Inc.	Quarter Ended
2015 (in millions, except per share)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	26.4	44.9	27.8	49.8
Basic earnings per share	$0.44	$0.79	$0.52	$0.94
Diluted earnings per share	$0.44	$0.79	$0.52	$0.94

Spectrum Brands Holdings, Inc.	Quarter Ended
2014 (in millions, except per share)	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178.3	$1,128.5	$1,021.7	$1,100.6
Gross profit	411.0	417.1	359.6	381.2
Net income attributable to controlling interest	47.9	78.1	33.8	54.3
Basic earnings per share	$0.91	$1.48	$0.64	$1.04
Diluted earnings per share	$0.90	$1.47	$0.64	$1.03

SB/RH Holdings, LLC	Quarter Ended
2015 (in millions)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	28.4	46.6	29.6	50.8

SB/RH Holdings, LLC	Quarter Ended
2014 (in millions)	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178.3	$1,128.5	$1,021.7	$1,100.6
Gross profit	411.0	417.1	359.6	381.2
Net income attributable to controlling interest	48.5	78.6	34.9	54.8

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FS HOLDCO II LTD.

Independent Auditors’ Report
The Board of Directors
FS Holdco II Ltd.:
We have audited the accompanying consolidated financial statements of FS Holdco II Ltd., which comprise the balance sheets as of September 30, 2015 and 2014, and the related statements of operations, comprehensive (loss) income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and the related notes to the financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FS Holdco II Ltd., as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015 in accordance with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
New York, New York
November 20, 2015

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2015	2014
ASSETS
Investments:
Fixed maturities	$17,514.8	$17,211.5
Equity securities	616.6	676.5
Derivatives	81.9	296.3
Asset-based loans	335.8	811.6
Commercial mortgage loans	489.2	136.2
Other invested assets	39.6	26.7
Total investments	19,077.9	19,158.8
Related party loans	102.3	136.8
Cash and cash equivalents	616.5	687.3
Receivables, net	24.2	3.0
Accrued investment income	192.0	184.9
Reinsurance recoverable	2,351.9	2,397.6
Intangibles, net	1,048.5	550.6
Deferred tax assets	236.6	139.9
Other assets	775.7	266.2
Total assets	$24,425.6	$23,525.1
LIABILITIES AND SHAREHOLDER’S EQUITY
Insurance reserves:
Contractholder funds	$17,769.8	$16,463.5
Future policy benefits	4,096.8	3,655.5
Liability for policy and contract claims	55.3	58.1
Funds withheld from reinsurers	9.8	38.0
Total insurance reserves	21,931.7	20,215.1
Long-term debt	348.3	598.8
Accounts payable and other current liabilities	56.3	80.4
Other liabilities	520.3	768.2
Total liabilities	22,856.6	21,662.5

Commitments and contingencies (Note 15)

Shareholder’s equity:
Common stock ($0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2015 and 2014)	—	—
Additional paid-in capital	500.0	478.3
Retained earnings	696.1	764.6
Accumulated other comprehensive income	77.8	283.2
Total FS Holdco II Ltd. shareholder’s equity	1,273.9	1,526.1
Noncontrolling interest	295.1	336.5
Total shareholder’s equity	1,569.0	1,862.6
Total liabilities and shareholder’s equity	$24,425.6	$23,525.1
See accompanying notes to consolidated financial statements

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year ended September 30,
	2015	2014	2013
Revenues:
Premiums	$59.8	$56.6	$58.8
Net investment income	939.1	852.8	740.4
Net investment (losses) gains	(104.7)	395.3	511.6
Insurance and investment product fees and other	93.1	72.7	62.5
Total revenues	987.3	1,377.4	1,373.3
Benefits and expenses:
Benefits and other changes in policy reserves	625.5	852.7	531.8
Acquisition and operating expenses, net of deferrals	162.6	148.8	131.1
Impairments and bad debt expense	130.0	—	—
Amortization of intangibles	41.8	97.5	182.3
Total benefits and expenses	959.9	1,099.0	845.2
Operating income	27.4	278.4	528.1
Interest expense	(23.7)	(22.5)	(11.5)
Other expense, net	(11.5)	(4.8)	(0.2)
(Loss) income before income taxes	(7.8)	251.1	516.4
Income tax expense	42.3	51.8	161.1
Net (loss) income	(50.1)	199.3	355.3
Less: Net income attributable to noncontrolling interest	3.8	26.8	0.4
Net (loss) income attributable to controlling interest	$(53.9)	$172.5	$354.9

See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year ended September 30,
	2015	2014	2013
Net (loss) income	$(50.1)	$199.3	$355.3
Other comprehensive income:
Unrealized investment (losses) gains:
Changes in unrealized investment (losses) gains before reclassification adjustment	(643.8)	627.5	(490.5)
Net reclassification adjustment for losses (gains) included in net income	28.8	(101.0)	(333.4)
Changes in unrealized investment (losses) gains after reclassification adjustment	(615.0)	526.5	(823.9)
Adjustments to intangible assets	219.7	(156.8)	327.3
Changes in deferred income tax asset/liability	138.7	(129.0)	173.1
Net unrealized (loss) gain on investments	(256.6)	240.7	(323.5)
Net change to derive comprehensive income for the period	(256.6)	240.7	(323.5)
Comprehensive (loss) income	(306.7)	440.0	31.8
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	3.8	26.8	0.4
Other comprehensive income	(50.6)	43.0	—
	(46.8)	69.8	0.4
Comprehensive (loss) income attributable to the controlling interest	$(259.9)	$370.2	$31.4

See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder's Equity	Noncontrolling Interest	Total Equity
Balances at September 30, 2012	—	$415.6	$440.4	$434.5	$1,290.5	$—	$1,290.5
Net income	—	—	354.9	—	354.9	0.4	355.3
Unrealized investment losses, net	—	—	—	(323.5)	(323.5)	—	(323.5)
Comprehensive income					31.4	0.4	31.8
Stock compensation	—	(0.2)	—	—	(0.2)	—	(0.2)
Capital contributions from HRG Group, Inc.	—	113.5	—	—	113.5	—	113.5
Distributions to HRG Group, Inc. and subsidiaries	—	—	(41.0)	—	(41.0)	—	(41.0)
Dividends	—	—	(96.8)	—	(96.8)	—	(96.8)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(0.7)	(0.7)
Balances at September 30, 2013	—	528.9	657.5	111.0	1,297.4	(0.3)	1,297.1
Net income	—	—	172.5	—	172.5	26.8	199.3
Unrealized investment gains, net	—	—	—	197.7	197.7	43.0	240.7
Comprehensive income					370.2	69.8	440.0
Proceeds from initial public offering of subsidiary shares	—	(58.5)	—	(25.5)	(84.0)	256.6	172.6
Stock compensation	—	2.3	—	—	2.3	0.8	3.1
Capital contributions from HRG Group, Inc.	—	5.6	—	—	5.6	—	5.6
Dividends	—	—	(65.4)	—	(65.4)	—	(65.4)
Noncontrolling interest in acquired subsidiary	—	—	—	—	—	12.5	12.5
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(2.9)	(2.9)
Balance at September 30, 2014	—	478.3	764.6	283.2	1,526.1	336.5	1,862.6
Net (loss) income	—	—	(53.9)	—	(53.9)	3.8	(50.1)
Unrealized investment losses, net	—	—	—	(206.0)	(206.0)	(50.6)	(256.6)
Comprehensive income					(259.9)	(46.8)	(306.7)
Stock compensation	—	10.1	—	—	10.1	2.4	12.5
Purchases of subsidiary stock	—	(24.4)	—	0.6	(23.8)	7.0	(16.8)
Capital contributions from HRG Group, Inc.	—	36.0	—	—	36.0	—	36.0
Dividends	—	—	(14.6)	—	(14.6)	—	(14.6)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(4.0)	(4.0)
Balance at September 30, 2015	—	$500.0	$696.1	$77.8	$1,273.9	$295.1	$1,569.0

 See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2015	2014	2013
Operating activities:
Net income	$(50.1)	$199.3	$355.3
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation of properties	4.9	5.3	4.2
Amortization of intangibles	41.8	97.5	182.3
Loan provision and bad debt expense	129.9	—	—
Stock-based compensation	18.8	17.3	5.9
Amortization of debt issuance costs	4.5	3.4	1.7
Deferred income taxes	43.7	(8.5)	192.4
Interest credited/index credits to contractholder account balances	451.5	711.6	375.0
Collateral returned	(128.4)	63.5	72.0
Amortization of fixed maturity discounts and premiums	(65.4)	(43.0)	16.7
Net recognized gains on investments and derivatives	77.2	(386.4)	(514.6)
Charges assessed to contractholders for mortality and administration	(69.0)	(45.9)	(31.5)
Deferred policy acquisition costs	(320.1)	(239.0)	(147.4)
Changes in operating assets and liabilities	(154.2)	(88.7)	(163.1)
Net change in cash due to operating activities	(14.9)	286.4	348.9
Investing activities:
Proceeds from investments, sold, matured or repaid:
Available-for-sale	4,939.3	5,084.1	8,986.9
Held-for-trading	—	43.6	—
Derivative investments and other invested assets	443.6	470.2	317.6
Cost of investments acquired:
Available-for-sale	(5,688.2)	(6,741.2)	(8,757.6)
Held-for-trading	—	(16.3)	(30.0)
Derivative investments and other invested assets	(713.1)	(380.5)	(162.4)
Asset-backed loans originated	339.7	(190.6)	(386.6)
Acquisition, net of cash acquired	(18.5)	(0.2)	—
Related party loans and investments	18.7	—	(100.0)
Capital expenditures	(7.7)	(10.3)	(4.4)
Net change in cash due to investing activities	(686.2)	(1,741.2)	(136.5)
Financing activities:
Repayments of debt	(257.3)	—	—
Proceeds from issuance of new debt	6.9	16.9	481.8
Debt issuance costs	—	(3.5)	(10.2)
Contractholder account deposits	2,582.6	2,387.9	1,361.8
Contractholder account withdrawals	(1,704.7)	(1,783.5)	(1,712.5)
Proceeds from initial public offering of subsidiary shares, less costs of issuance	—	172.6	—
Purchases of subsidiary stock, net	(16.8)	—	—
Capital contributions	36.0	5.2	112.0
Dividends paid	(18.6)	(68.3)	(97.5)
Other financing activities, net	2.2	—	—
Net change in cash due to financing activities	630.3	727.3	135.4
Net change in cash and cash equivalents	(70.8)	(727.5)	347.8
Cash and cash equivalents at beginning of period	687.3	1,414.8	1,067.0
Cash and cash equivalents at end of period	$616.5	$687.3	$1,414.8
Supplemental disclosures of cash flow information
Interest paid	$33.5	$42.2	$3.1
Income taxes paid	38.0	33.9	3.7
Distribution of non-cash net assets to HRG Group, Inc. and subsidiaries	—	—	41.0
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit figures)

(1)    Basis of Presentation and Nature of Operations
FS Holdco II Ltd. (“FS Holdco” and, collectively with its subsidiaries, the “Company”) is a Delaware-domesticated direct, wholly owned subsidiary of HRG Group, Inc. (formerly Harbinger Group, Inc. (“HRG”)) (prior to March 4, 2014 FS Holdco was known as FS Holdco Ltd., domesticated in the Cayman Islands). HRG is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
FS Holdco is a holding company with holdings in primarily financial services related industries: (i) life insurance and reinsurance through Fidelity and Guaranty Life (“FGL,” formerly Harbinger F&G LLC) and Front Street Re (Delaware) Ltd. and its life and annuity reinsurance subsidiaries Front Street Re Cayman Ltd. (“Front Street Cayman”) and Front Street Re Ltd. (collectively “Front Street”); and (ii) financial and asset management through Salus Capital Partners, LLC (“Salus”).
FGL was formed on August 3, 2010 under the name of Harbinger OM, LLC, a Delaware limited liability company, which was at that time wholly-owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), a 11.3% holder of the outstanding common stock of HRG as of September 30, 2015. On March 9, 2011, the Master Fund contributed its 100% membership interest in Harbinger OM, LLC to HRG pursuant to a transfer agreement discussed further in Note 17, Related Party Transactions. In connection therewith, the Master Fund transferred to FGL its 100% ownership of FS Holdco Ltd. (“FS Holdco”), the ultimate parent company of Front Street, a Bermuda-based reinsurer. On April 8, 2011, HRG caused the name of “Harbinger OM, LLC” to be changed to “Harbinger F&G, LLC.” On April 6, 2011, FGL acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGH”), from OM Group (UK) Limited (“OMGUK”) (the “FGH Acquisition”).
On January 1, 2014, HRG contributed its then direct holdings in FGL’s common stock and its members equity in Harbinger Asset Management Holdings LLC (“HAM”) to FS Holdco. The contribution of FGL and HAM to FSHoldco is considered a transaction between entities under common control of HRG under Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Accordingly, FGL and HAM are reflected in the accompanying consolidated financial statements at the historical cost basis of HRG, as if they were held by FS Holdco from the later of either their date of acquisition (in the case of FGL), or their inception (in the case of HAM). Further, FGL was determined to be the Company's accounting predecessor.
On April 3, 2014, EIC an debt capital investment manager specializing in direct lending to companies in the global energy and infrastructure sectors, and wholly owned subsidiary of FS Holdco announced its launch.
In May 2014, the Company acquired 17% and controlling interest in CorAmerica, a commercial real estate investment firm. During Fiscal 2015, the Company acquired additional 34.0% ownership in CorAmerica for $5.2 million, bringing the total ownership to 51.0%.
The Company’s reportable business segments are organized in a manner that reflects how management views those business activities. Accordingly, the Company currently operates its business in two reporting segments: (i) Insurance and (ii) Asset Management. For the results of operations by segment, and other segment data, see Note 19, Segment Data.
Insurance Segment
Fidelity and Guaranty Life
FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
In December 2013, FGL, a then wholly-owned subsidiary of HRG, announced an initial public offering (“IPO”) of 9.8 million shares of common stock at a price to the public of $17.00 per share. The shares began trading on the NYSE on December 13, 2013 under the ticker symbol “FGL.” FGL also granted the underwriters an option to purchase an additional 1.5 million shares of common stock that was subsequently exercised. HRG was not a selling shareholder in the offering. Subsequent to the offering HRG held 47.0 million shares of FGL’s outstanding common stock, representing an 80.5% interest as of September 30, 2015. On December 18, 2013, the Company received net proceeds from IPO of $172.5. A portion of the proceeds were used to pay special dividends of $43.0 to HRG.

In Fiscal 2015, FGL began a strategic review process for the Company. On November 8, 2015, Anbang Insurance Group Co., Ltd. (“Anbang”) entered into a definitive merger agreement to acquire FGL for $26.80 per share (the “FGL Merger”). See Note 20, Subsequent Events.
Front Street
Front Street is in the business of life and annuity reinsurance. Front Street was formed to provide reinsurance solutions to direct writers (i.e. cedants) of life and annuity products. Through Front Street and its Bermuda and Cayman-based life and annuity reinsurers, the Company seeks to add value for cedants through a combination of experienced leadership and customized solutions.
In December 2013, Front Street Cayman, a wholly-owned subsidiary of HRG, closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded approximately $153.0 of its annuity business to Front Street Cayman on a funds withheld basis.
On November 4, 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Reinsurance Holdings Limited (“Ability Re Holdings”) for $19.2 in cash. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. During Fiscal 2015 Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties.
Asset Management Segment
The Company’s Asset Management segment includes the activities of its asset-based lender, Salus, and our asset managers, EIC and CorAmerica. During Fiscal 2014, the only asset management agreement of Five Island Asset Management, LLC, another of the Company’s asset managers, was terminated by Front Street.
Salus
Through Salus, the Company is a provider of asset-based loans to the middle market across a variety of industries. An asset-based loan is a financing tool where the decision to lend is primarily based on the value of a borrower’s collateral. As a result, asset-based financing emphasizes the monitoring of the collateral that secures the asset-based loan. As of September 30, 2015, Salus’ loans were funded through capital commitments from Salus' equity, funds committed by FGL Insurance and Front Street Re (Cayman) Ltd. (“Front Street Cayman”) as participants and funds committed by Salus’ collateralized loan obligation (“CLO”) securitization. As of September 30, 2015, Salus, along with its co-lenders FGL Insurance and Front Street Cayman, have funded loans totaling $395.9 million aggregate principal amount outstanding on a consolidated basis. As of September 30, 2015, $125.5 million of Salus’ loans were delinquent in payment and the loan loss allowance established for these loans was $56.6 million. While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its lien position in the collateral securing its loans, there can be no assurance that Salus will not suffer a partial or complete loss if any of the loans become non-performing. During Fiscal 2015, certain organizational changes were made at Salus, which resulted in a decision to cease underwriting new loans. Salus will continue to monitor and service existing loans, however, Salus’s operations are expected to diminish as the existing loan portfolio runs-off.
CorAmerica
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
EIC
EIC is a debt capital investment manager specializing in direct lending to companies in the North America energy and infrastructure sectors. EIC commenced operations on April 3, 2014 and seeks to provide customized financing solutions by bringing together capital, domain expertise and investment experience to structure customized financing solutions.
***
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

2)    Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. References herein to Fiscal 2015, 2014 and 2013 refer to the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Principles of Consolidation
The consolidated financial statements include the accounts of FS Holdco and all other entities in which FS Holdco has a controlling financial interest and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2015, the non-controlling interest component of total equity represents the 19.5% of FGL and the 2.0% of Salus not owned by FS Holdco.
VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. A corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company, through its subsidiary, Salus, primarily uses VIEs for its securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust. See Note 7, Securitizations and Variable Interest Entities for additional information on the Company’s investment in consolidated and unconsolidated VIEs.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Investments
The Company’s investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC Topic 825, Financial Instruments, which would otherwise have been classified as available-for-sale (“AFS”), (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value (3) investments in debt and equity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive (loss) income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in (Note 9, Intangibles, net) and deferred income taxes, and (4) originated asset-based loans that the Company intends to hold in its portfolio and which are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, which are amortized to interest income (included in “Net investment income”) over the expected life of the loan on a straight-line basis.
AFS Other-Than-Temporary Impairments
The Company regularly reviews its AFS securities for declines in fair value that the Company determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an other-than-temporary impairment (“OTTI”) has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations. When assessing the Company’s ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For the Company’s fixed maturity AFS, the Company generally considers the following in determining whether the Company’s unrealized losses are other than temporarily impaired:

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

The Company recognizes OTTI on debt securities (including redeemable and perpetual preferred stock) in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment (losses) gains” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment (losses) gains”in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as unrealized OTTI on AFS, as this amount is considered a non-credit (i.e., recoverable) impairment.
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
When evaluating redeemable preferred stocks for OTTI, the Company applies the accounting policy described above for debt securities. Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC OTTI Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock. After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a debt security in an OTTI evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer. Consequently, when such criteria is met the Company applies the OTTI guidance of debt securities to perpetual preferred stock.
When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or OTTI. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an impairment is recognized.
The Company includes the total OTTI recognized in “Net investment (losses) gains” on the face of the Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in Note 5, Investments, and the Consolidated Statements of Comprehensive (Loss) Income.
Mortgage Loans on Real Estate
The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an allowance with the offset recorded in “Impairments and bad debt expense” in the accompanying Consolidated Statements of Operations.
Mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.
Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 30 days past due.
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on the effective yield basis over the term of the loan.
The Company established mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including the experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. The Company evaluates and monitors loan-to-value (“LTV”) ratios and debt service coverage (“DSC”) ratios of the loans as indicators of potential risk of default in establishing our valuation allowance.
Asset-based Loans
Allowance for Credit Losses
Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2015, the Company had nine delinquent loans with a net carrying value of $106.3. The Company generally has a cash dominion provision in its loans whereby all cash generated by its borrowers is swept into a concentration account to pay down each loan on a daily or weekly basis. In instances where the Company believes that it may not be able to collect the entirety of a loan’s principal, interest payments are applied to principal.
The allowance for credit losses represents the Company’s estimate of probable losses inherent in its lending activities and is initially established upon origination of a loan. The allowance for credit losses does not include amounts related to accrued interest receivable, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The adequacy of the allowance for credit losses on a combined loan basis is being constantly evaluated. The Company will charge loans off against its allowance for credit losses when it becomes evident that the Company will not fully collect the balance of the loan. The provision for credit losses related to the loan portfolio is charged to “Acquisition and operating expenses, net of deferrals” in the Consolidated Statements of Operations.
Included in the allowance for credit losses are reserves that are maintained to cover uncertainties that affect the Company’s estimate of probable losses, including domestic and global economic uncertainty and large single name defaults. This collective allowance for credit losses is calculated using loss rates delineated by risk rating and loan type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. If necessary, a specific allowance is also established for loans if they are deemed to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that Company will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as potentially impaired, management measures impairment based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate. Impaired loans may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan losses.

Credit Quality Indicators
The Company monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. The Company is a non-bank asset-based lender, who uses a bank-compatible risk rating scale as a guide as to the relative risk of the loan. This scale places primary reliance on a loan’s cash-flow as a source of repayment, as compared to Company’s primary reliance on the sale or liquidation of collateral. Company’s accounting and credit teams review all substandard loans for any potential impairment on the quarterly basis.
The likelihood of collectibility in accordance with the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the specific loan. Borrowers provide the Company with financial information, in accordance with the loan agreement. Additionally, the Company performs further credit due diligence, such as conducting site visits to the borrowers, as well as obtaining collateral appraisals as a measure of safeguard against decline in loans’ collateral values. The Company internally risk rates loans based on individual criteria on at least a quarterly basis. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. The Company employs an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by industry standards for the banking industry. The internal risk rating scale is separated into the following groups:

•	Pass - Loans with standard, acceptable levels of credit risk. The Company scores these loans between 1 and 5;

•
Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in deterioration of our credit position at some future date. The Company scores these loans as a 6;

•
Substandard - Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well‑defined weakness or weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Although substandard loans in the aggregate may have a distinct potential for loss, an individual loan’s loss potential does not have to be distinct for the asset to be rated substandard. The Company scores these loans as 7; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values. The Company scores these loans as an 8.

Derivative Financial Instruments
The Company’s insurance segment hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within "Net investment (losses) gains" in the accompanying Consolidated Statements of Operations.
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
The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as AFS and certain derivatives and embedded derivatives. For investment-type products, the VOBA and DAC assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
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
Debt Issuance Costs
Debt issuance costs, which are capitalized within “Other assets,” and original issue discount, net of any premiums, on debt are amortized to interest expense using the effective interest method over the lives of the related debt agreements. Amortization is recognized as interest expense on the Consolidated Statements of Operations.
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
Stock-Based compensation
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of Company’s common stock on the grant date. The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model. The Company uses the simplified method to estimate the expected option term for stock option grants, as the Company does not have a sufficient history of stock option exercises to reliably estimate the expected option term. The Company recognizes stock based compensation expense in income on a straight line basis over the requisite service period for each separately vesting portion of such stock based compensation awards. The Company classifies certain stock awards as liabilities. For these awards, the fair value is classified as a liability on the Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period, and included in “Acquisition and operating expenses, net of deferrals” in the accompanying Consolidated Statements of Operations.
Contractholder Funds and Future Policy Benefits
The liabilities for contractholder funds for deferred annuities, IUL and universal life (“UL”) policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for fixed index annuities (“FIA”) consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Benefits and other changes in policy reserves” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are the present value of future benefits.
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
Funding agreements were issued to the FHLB in 2012 and prior periods. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $523.9 and $525.8 at September 30, 2015 and 2014, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $482.2 and $573.2 at September 30, 2015 and 2014, respectively.
Revenue Recognition
Insurance Premiums
The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder.The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
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
Net Investment Income
Dividends and interest income recorded in “Net investment income,” are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity AFS securities portfolios, FGL recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income.”
Net investment (losses) gains
Net investment (losses) gains include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of AFS investments, and gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method.
Product Fees
Product fee revenue from IUL insurance products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and rider fees that are assessed on a monthly basis, and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of FGL’s insurance subsidiaries during 2013 through 2015 ranged from 0.0% to 6.0% for deferred annuities and FIAs, combined and 0.0% to 4.5% for IULs. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes unrealized gains (losses) and non-credit related OTTI on investment securities classified as AFS. Net unrealized gains and losses on investment securities classified as AFS are reduced by deferred income taxes and adjustments to intangible assets, including VOBA and DAC, that would have resulted had such gains and losses been realized (see Note 9, Intangibles, net).
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
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. Accounting Standards Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project. The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date. Prior LIHTC investments will continue to be accounted for under the effective-yield method. This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.

Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this new accounting guidance on the Company’s Consolidated Financial Statements.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis effective for the fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with VIE relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in ASC Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This standard may be early adopted and the amendments in this Update may be applied with a modified retrospective approach or retrospective approach. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires debt issuance costs related to a recognized debt liability be reported on the Company’s Consolidated Balance Sheets as a direct deduction from the debt liability, similar to the presentation of debt discounts. The Company currently recognizes debt issuance costs as assets on the Company’s Consolidated Balance Sheets. ASU No. 2015-03 becomes effective in the first quarter of the fiscal year September 30, 2017, with early adoption permitted. The Company is currently assessing the impact this pronouncement will have on the Company’s Consolidated Financial Statements.
Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) , effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current U.S. GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this ASU, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. Early adoption is permitted. The amendments in this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this new accounting guidance on the Company’s Consolidated Financial Statements.

(3)     Significant Risks and Uncertainties
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates and assumptions used.
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances (see Note 14, Income Taxes), (2) fair value of certain invested assets and derivatives including embedded derivatives (see Note 5, Investments, Note 6, Derivative Financial Instruments and Note 8, Fair Value of Financial Instruments ), (3) OTTI of AFS investments and allowance for loan loss on asset-based loans (see Note 5, Investments), (4) estimates of accruals for loss contingencies, including litigation and regulatory accruals (see Note 15, Commitments and Contingencies), (5) valuation and impairment recognition for intangibles (see Note 9, Intangibles, net), (6) VOBA and DAC amortization (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements and Note 9,Intangibles, net), and (7) reserves for future policy benefits and product guarantees (see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements).
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees and amortization of intangibles. As part of the assumption review process that occurred in the quarter ended September 2015, changes were made to the surrender rates and earned rates to bring assumptions in line with current and future experience. As part of the assumption review process in September 2014, changes were made to the earned rates and the guaranteed option costs and as part of the September 2013 review, changes were made to the surrender rates, earned rates and future index credits. The change in assumptions as of September 30, 2015 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase intangible assets of $54.1. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $18.9 during Fiscal 2015. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and a corresponding increase in “unlocking” and amortization expense and decrease to intangible assets of $2.2. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4.8 during Fiscal 2014. The change in assumptions as of September 30, 2013 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase in intangible assets of $33.1. These assumptions are also used in the FIA embedded derivatives reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45.3 during Fiscal 2013, net of related intangible amortization.
Concentrations of Credit Risk
At September 30, 2015, Salus’ portfolio of asset-based loans totaled $395.9 or 2.1% of the Company’s total investment portfolio. These loans are collateralized with accounts receivable, inventory or other assets such as real estate or intellectual property. Salus is exposed to credit risk to the extent that the carrying value of the loans exceeds the realizable value of such underlying collateral. Inventory, accounts receivable and other assets represented 51.2%, 15.9% and 32.9%, respectively, of eligible collateral underlying the asset-based loans portfolio at September 30, 2015. The largest concentration to one single borrower represented 17.9% and 0.4% of the outstanding asset-based loan balance and the total investment portfolio.
Concentrations of Financial Instruments
As of September 30, 2015 and 2014, the Company’s most significant investment in one industry was in the banking industry with a fair value of $1,979.1, or 10.4% and $2,240.3, or 11.6%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 83 different issuers with the top ten investments accounting for 39.0% of the total holdings in this industry. As of September 30, 2015 and 2014, the Company had investments in 1 and 4 issuers that exceeded 10% of stockholders’ equity with a fair value of $169.7 and $768.5, or 0.9% and 4.0% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2015 and 2014 had a fair value of $169.7 and $250.0, or 0.9% and 1.3% of the invested assets portfolio, respectively.

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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) (see Note 16, Reinsurance that could have a material impact on the Company’s financial position in the event that Wilton Re fails to perform its obligations under the various reinsurance treaties. As of September 30, 2015 and 2014, the net amount recoverable from Wilton Re was $1,493.0 and $1,508.8. FGL monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

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
The following table summarizes the consideration paid by Front Street Cayman for Ability Re:

Purchase Price
Cash paid at November 3, 2014 close	$17.9
Cash purchase price adjustments	(1.5)
Contingent consideration premium increase benefit	2.8
Total purchase price	$19.2

Purchase Price Allocation
Cash and cash equivalents	$8.4
Investments	0.1
Funds withheld	359.5
Insurance reserves	(346.9)
Other liabilities	(1.9)
Total net assets acquired	$19.2
Funds withheld are classified in “Other assets” in the accompanying Consolidated Balance Sheets. The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
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

(5)    Investments
The Company’s consolidated investments are summarized as follows:

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,902.6	$5.0	$(47.1)	$1,860.5	$1,860.5
Commercial mortgage-backed securities	877.9	13.7	(9.4)	882.2	882.2
Corporates	9,547.7	351.1	(354.1)	9,544.7	9,544.7
Hybrids	1,210.8	44.8	(42.3)	1,213.3	1,213.3
Municipals	1,519.7	103.0	(15.1)	1,607.6	1,607.6
Residential mortgage-backed securities	2,099.4	89.4	(26.3)	2,162.5	2,162.5
U.S. Government	233.4	10.6	—	244.0	244.0
Total fixed-maturity securities	17,391.5	617.6	(494.3)	17,514.8	17,514.8

Equity securities available-for-sale	593.4	27.2	(4.0)	616.6	616.6
Derivatives	219.0	12.4	(149.5)	81.9	81.9
Asset-based loans	335.8	—	—	335.8	335.8
Commercial mortgage loans	489.2	0.4	—	489.6	489.2
Other invested assets	39.6			39.6	39.6
Total investments	$19,068.5	$657.6	$(647.8)	$19,078.3	$19,077.9

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Fixed-maturity securities, available-for sale
Asset-backed securities	$1,800.8	$10.9	$(18.8)	$1,792.9	$1,792.9
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,345.5	499.2	(48.9)	9,795.8	9,795.8
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Residential mortgage-backed securities	1,984.8	140.3	(11.1)	2,114.0	2,114.0
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total fixed-maturity securities	16,468.7	846.5	(103.7)	17,211.5	17,211.5
Equity securities
Available-for-sale	645.7	23.0	(5.1)	663.6	663.6
Held for trading	9.2	3.7	—	12.9	12.9
Total equity securities	654.9	26.7	(5.1)	676.5	676.5
Derivatives	177.7	123.3	(4.7)	296.3	296.3
Asset-based loans	811.6	—	—	811.6	811.6
Commercial mortgage loans	136.2	—	—	136.2	136.2
Other invested assets	26.7	—	—	26.7	26.7
Total investments	$18,275.8	$996.5	$(113.5)	$19,158.8	$19,158.8
Included in AOCI were cumulative gross unrealized gains of $0.9 and gross unrealized losses of $1.9 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities at September 30, 2015 and 2014, respectively. The non-agency residential mortgage-backed securities unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $16,012.3 and $15,009.3 at September 30, 2015 and 2014, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the FGL Insurance’s legal reserve as prescribed by Iowa regulations.
The Company held no material non-income producing investments for a period greater than twelve months during September 30, 2015 and 2014.

Maturities of Fixed-maturity Securities
The amortized cost and fair value of fixed maturity AFS by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2015
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$155.9	$158.1
Due after one year through five years	1,800.7	1,818.2
Due after five years through ten years	2,947.6	2,947.3
Due after ten years	6,909.3	7,006.7
Subtotal	11,813.5	11,930.3
Other securities which provide for periodic payments:
Asset-backed securities	1,902.6	1,860.5
Commercial-mortgage-backed securities	877.9	882.2
Structured hybrids	698.1	679.3
Residential mortgage-backed securities	2,099.4	2,162.5
Total fixed maturity available-for-sale securities	$17,391.5	$17,514.8
Securities in an Unrealized Loss Position
The Company’s AFS with unrealized losses are reviewed for potential OTTI. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to, the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. The Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. The Company has concluded that the fair value of the securities presented in the table below were not OTTI as of September 30, 2015.
The fair value and gross unrealized losses of AFS, aggregated by investment category, were as follows:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$603.8	$(13.8)	$833.1	$(33.3)	$1,436.9	$(47.1)
Commercial-mortgage-backed securities	262.1	(7.3)	132.5	(2.1)	394.6	(9.4)
Corporates	2,342.4	(200.6)	1,328.2	(153.5)	3,670.6	(354.1)
Equities	36.7	(0.3)	106.0	(3.7)	142.7	(4.0)
Hybrids	87.6	(3.8)	542.1	(38.5)	629.7	(42.3)
Municipals	220.5	(6.1)	192.4	(9.0)	412.9	(15.1)
Residential mortgage-backed securities	423.1	(10.3)	293.9	(16.0)	717.0	(26.3)
Total available-for-sale securities	$3,976.2	$(242.2)	$3,428.2	$(256.1)	$7,404.4	$(498.3)
Total number of available-for-sale securities in an unrealized loss position		707		396		1,103

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$825.8	$(11.8)	$288.2	$(7.0)	$1,114.0	$(18.8)
Commercial-mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Residential mortgage-backed securities	298.5	(5.8)	177.6	(5.3)	476.1	(11.1)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,577.1	$(39.4)	$2,285.5	$(69.4)	$4,862.6	$(108.8)
Total number of available-for-sale securities in an unrealized loss position		319		310		629
At September 30, 2015 and 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At September 30, 2015 and 2014, securities with a fair value of $302.1 and $0.2, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 2% of the carrying value of all investments.
For Fiscal 2015, the Company recognized OTTI losses in operations totaling $30.1, including credit impairments of $20.1, and change-of-intent impairments of $10.0, related to AFS fixed maturity securities and other invested assets with an amortized cost of $268.0 and a fair value of $237.9 at September 30, 2015. For Fiscal 2014 and 2013, the Company recognized no material OTTI losses on AFS fixed maturity and equity securities.
Details underlying write-downs taken as a result of OTTI that were recognized in Net (loss) income and included in Net investment (losses) gains were as follows:

	Fiscal
	2015	2014	2013
OTTI recognized in net (loss) income:
Other invested assets	$16.3	$0.3	$0.5
Residential mortgage-backed securities	7.9	0.1	1.2
Corporates	5.6	—	1.2
Municipals	0.3	0.3	—
Total	$30.1	$0.7	$2.9
Asset-based Loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and their co-lenders FGL and Front Street, included in “Asset-based loans” in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014, consisted of the following:

	September 30,
	2015	2014
Asset-based loans, net of deferred fees, by major industry:
Apparel	$91.8	$191.6
Jewelry	79.8	100.1
Electronics	70.8	245.4
Manufacturing	49.0	56.9
Home Furnishings	2.3	71.7
Other	102.2	153.1
Total asset-based loans	395.9	818.8
Less: Allowance for credit losses	60.1	7.2
Total asset-based loans, net	$335.8	$811.6

The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for Fiscal 2015, 2014 and 2013:

	Fiscal
	2015	2014	2013
Allowance for credit losses:
Balance at beginning of year	$7.2	$5.2	$1.4
Provision for credit losses	129.5	2.0	3.8
Charge-offs	(76.6)	—	—
Balance at end of year	$60.1	$7.2	$5.2
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2015, there were nine loans representing $106.3 considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During Fiscal 2015, the Company recognized charge-offs of $76.6. For Fiscal 2015, the Company recorded additional net increases in the allowance for credit losses of $52.9 for a total provision for credit losses of $129.5. The internal risk rating of nine delinquent loans was categorized as doubtful during Fiscal 2015. Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio. As of September 30, 2014, there were no outstanding loans that had been individually considered impaired.
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to our Insurance and Asset Management segments of $57.0 and $93.0, respectively, after giving effect to a non-qualifying participation of $100.0 held by a third party. During Fiscal 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first out in the case of a bankruptcy under an intercreditor agreement with Salus. During Fiscal 2015, the Company recognized charge-offs of $76.6 and an additional net increase in the provision of credit losses of $24.8 related to the loan with RadioShack. The extent to which Salus will be able to recover amounts owed to it by RadioShack is dependent on a number of factors, including the results of asset sales and ongoing litigation.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015	$131.9	$40.7	$97.8	$125.5	$395.9
September 30, 2014	$195.3	$372.7	$250.8	$—	$818.8
Commercial Mortgage Loans on Real Estate
Included on the Consolidated Balance Sheets were commercial mortgage loans ("CMLs") of $489.2 and $136.2, or approximately 2.6% and 0.7% of the Company's total investments as of September 30, 2015 and 2014, respectively. All of the CMLs are investments of FGL Insurance. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. FGL Insurance diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, FGL Insurance continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$162.7	33.2%	$5.8	4.3%
Office	137.5	28.1%	44.6	32.7%
Industrial - Warehouse	75.5	15.4%	48.0	35.2%
Multifamily	64.3	13.1%	37.8	27.8%
Industrial - General	36.9	7.5%	—	—%
Hotel	12.4	2.5%	—	—%
Funeral Home	0.7	0.2%	—	—%
Total commercial mortgage loans, gross of valuation allowance	490.0	100.0%	136.2	100.0%
Valuation allowance	(0.8)		—
Total commercial mortgage loans	$489.2		$136.2

U.S. Region:
East North Central	$120.5	24.6%	$27.8	20.4%
Pacific	113.1	23.1%	61.5	45.1%
Middle Atlantic	87.2	17.8%	10.9	8.0%
South Atlantic	68.3	13.9%	—	—%
Mountain	41.6	8.5%	—	—%
West South Central	24.7	5.0%	30.2	22.2%
West North Central	13.9	2.8%	5.8	4.3%
East South Central	11.8	2.4%	—	—%
New England	8.9	1.9%	—	—%
Total commercial mortgage loans, gross of valuation allowance	490.0	100.0%	136.2	100.0%
Valuation allowance	(0.8)		—
Total commercial mortgage loans	$489.2		$136.2
At September 30, 2015 and 2014, FGL Insurance had a CML portfolio with 100% of all CMLs having a LTV ratio of less than 75%. As of September 30, 2015, all CMLs were current and had not experienced credit or other events which would require the recording of an OTTI loss.
LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2015 and 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A (a)
September 30, 2015
LTV Ratios:
Less than 50%	$114.3	$—	$11.0	$125.3	25.6%	$125.3	25.6%
50% to 60%	161.0	19.3	—	180.3	36.8%	179.4	36.6%
60% to 75%	184.4	—	—	184.4	37.6%	184.9	37.8%
Total mortgage loans on real estate	$459.7	$19.3	$11.0	$490.0	100.0%	$489.6	100.0%
September 30, 2014
LTV Ratios:
Less than 50%	$44.6	$—	$0.8	$45.4	33.3%	$45.4	33.3%
50% to 60%	19.9	—	—	19.9	14.6%	19.9	14.6%
60% to 75%	70.9	—	—	70.9	52.1%	70.9	52.1%
Total mortgage loans on real estate	$135.4	$—	$0.8	$136.2	100.0%	$136.2	100.0%
(a) N/A - Current DSC ratio not available.
FGL Insurance establishes a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. A higher LTV ratio will result in a higher allowance. A higher DSC ratio will result in a lower allowance. FGL Insurance believes that the DSC ratio is an indicator of default risk on loans. FGL Insurance believes that the LTV ratio is an indicator of the principal recovery risk for loans that do default.

	September 30, 2015	September 30, 2014
Gross balance commercial mortgage loans	$490.0	$136.2
Allowance for loan loss	(0.8)	—
Net balance commercial mortgage loans	$489.2	$136.2
FGL Insurance recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2015, FGL Insurance had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of FGL Insurance's CMLs on real estate:

	September 30, 2015	September 30, 2014
Current to 30 days	$490.0	$136.2
Total carrying value	$490.0	$136.2
As of September 30, 2015, FGL Insurance's CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2015	2014	2013
Fixed maturity available-for-sale securities	$846.6	$767.8	$679.0
Equity available-for-sale securities	35.7	22.8	14.8
Asset-based loans	42.9	61.1	42.6
Commercial mortgage loans	11.4	3.5	1.4
Related party loans	11.9	10.5	5.6
Other investments	9.8	4.2	13.8
Gross investment income	958.3	869.9	757.2
External investment expense	(19.2)	(17.1)	(16.8)
Net investment income	$939.1	$852.8	$740.4

Net investment (losses) gains
“Net investment (losses) gains” reported in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2015	2014	2013
Net realized gains on fixed maturity available-for-sale securities	$48.6	$101.3	$330.0
Realized (losses) gains on equity securities	(4.0)	13.5	12.6
Net realized gains on securities	44.6	114.8	342.6
Realized gains on certain derivative instruments	118.6	233.8	148.6
Unrealized (losses) gains on certain derivative instruments	(231.9)	37.7	20.5
Change in fair value of other embedded derivatives	(1.0)	(0.1)	—
Change in fair value of derivatives	(114.3)	271.4	169.1
Realized (losses) gains on other invested assets and funds withheld receivable	(35.0)	9.1	(0.1)
Net investment (losses) gains	$(104.7)	$395.3	$511.6
For Fiscal 2015, principal repayments, tenders, and proceeds from the sale of fixed maturity AFS totaled $4,776.6, gross gains on such sales totaled $83.3 and gross losses totaled $72.5. For Fiscal 2014, principal repayments, tenders, and proceeds from the sale of fixed maturity AFS totaled $5,033.4, gross gains on such sales totaled $108.5 and gross losses totaled $4.9. For Fiscal 2013, principal repayments, tenders, and proceeds from the sale of fixed maturity AFS totaled $8,986.9, gross gains on such sales totaled $351.2 and gross losses totaled $18.3. The proceeds from the sale of fixed maturity AFS exclude maturities and repayments for Fiscal 2015, 2014 and 2013.
Unconsolidated Variable Interest Entities
FGL Insurance participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”). Fifth Street Senior Loan Fund II (the “Fifth Street Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fifth Street Fund’s investment activities through CLOs. FGL’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $56.9 and $30.0 as of September 30, 2015 and 2014, respectively.
During Fiscal 2015, FGL invested in an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next three years.
FGL also executed a commitment of $75.0 to purchase common shares in an unaffiliated private business development company (“BDC”). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power. The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017.

(6)    Derivative Financial Instruments
The fair value of outstanding “Derivatives” recorded in the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Derivatives not designated as hedging instruments:	Classification	2015	2014
Assets:
Call options	Derivatives	$80.7	$296.3
Futures contracts	Derivatives	1.2	—
Other embedded derivatives	Other invested assets	10.2	11.2
		$92.1	$307.5
Liabilities:
FIA embedded derivative	Contractholder funds	$2,149.4	$1,908.1
Futures contracts	Other liabilities	—	0.5
		$2,149.4	$1,908.6

During Fiscal 2015, 2014 and 2013, the Company recognized the following gains and losses on derivatives:

Classification	Derivatives Not Designated as Hedging Instruments	Amounts Recognized on Derivatives Increase / (Decrease)
		Fiscal
		2015	2014	2013
Revenues:
Net investment (losses) gains	Call options	$(106.3)	$246.0	$151.6
	Futures contracts	(7.0)	25.5	17.5
	Change in fair value of other embedded derivatives	(1.0)	(0.1)	—
Operating costs and expenses:
Benefits and other changes in policy reserves	FIA embedded derivatives	$241.3	$363.7	$(6.4)
Additional Disclosures
FIA Contracts
FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s 500 Index (the “S&P 500 Index”). This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the “Liability for contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations.
FGL purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two, three or five year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps, spreads or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment (losses) gains” in the accompanying Consolidated Statement of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Other Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of a hypothetical investment in AnchorPath Dedicated Return Fund (the “AnchorPath Fund”) of $11.3 which was based on the actual return of the fund. At September 30, 2015 and 2014, the fair value of the embedded derivative was $10.2 and $11.2, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35.0 face value of the note plus the value of the hypothetical investment in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in “Other invested assets,” while the host is an AFS security reported in “Fixed maturities” within the accompanying Consolidated Balance Sheets.
Credit Risk
FGL is exposed to credit loss in the event of non-performance by its counterparties on the call options and reflects assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. FGL maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody’s/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,233.3	$16.5	$—	$16.5	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A/A3/BBB+	2,481.4	26.0	—	26	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A1/A	4,086.2	34.8	7.0	27.8	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A-	391.9	3.4	—	3.4	258.0	10.6	—	10.6
Total		$9,192.8	$80.7	$7.0	$73.7	$7,602.6	$296.3	$188.0	$108.3
(a) An * represents credit ratings that were not available.
Collateral Agreements
FGL is required to maintain minimum ratings as a matter of routine practice under its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, counterparties posted $7.0 and $188.0 of collateral, of which $7.0 and $135.5, respectively, was included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets with an associated payable for this collateral included in “Other liabilities” in the accompanying Consolidated Balance Sheets. The remaining collateral was non-cash, held by a third-party custodian and is not included in the accompanying Consolidated Balance Sheets at September 30, 2015 and 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $73.7 and $108.3 at September 30, 2015 and 2014, respectively.
FGL held 738 and 2,348 futures contracts at September 30, 2015 and 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3.3 and $10.8 at September 30, 2015 and 2014, respectively.

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
Included within “Asset-based loans” under Investments in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014 were asset-based loans of $200.2 and $455.9, respectively, that serve as collateral to the unaffiliated obligations of the CLO of $39.6, net of discount of $0.8 and $192.0, net of discount of $1.0, respectively. The unaffiliated obligations of the CLO are included within “Debt” in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014. At September 30, 2015 and 2014, the asset-based loans receivable included $317.2 and $292.0, respectively, of seller’s interest.
For additional information related to the increase in the provision for credit losses on the asset-based loan portfolio resulting, see Note 5, Investments.
For additional information related to the restructuring of the CLO pursuant to a special redemption of the unaffiliated outstanding senior debt tranches, which reduced the CLO debt, see Note 10, Debt.

The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2015 and 2014.

	September 30,
	2015	2014
Maximum loss exposure	$200.2	$455.9

Asset-based loans receivable	$200.2	$455.9
Cash and other assets	85.8	35.5
Total assets of consolidated VIE	$286.0	$491.4

Senior, Secured	$219.2	$375.0
Subordinated	137.6	109.0
Long-term debt	356.8	484.0
Other liabilities	3.1	6.7
Total liabilities of consolidated VIE	$359.9	$490.7
Unconsolidated Variable Interest Entities
FGL Insurance participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”). Fifth Street Senior Loan Fund II (the “Fifth Street Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fifth Street Fund’s investment activities through CLOs. FGL’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $56.9 and $30.0 as of September 30, 2015 and 2014, respectively.
During Fiscal 2015, FGL invested in an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next three years.
FGL also executed a commitment of $75.0 to purchase common shares in an unaffiliated private business development company (“BDC”). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power. The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017.

(8)    Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$1,850.4	$10.1	$1,860.5	$—	$1,755.9	$37.0	$1,792.9
Commercial mortgage-backed securities	—	738.6	143.6	882.2	—	553.8	83.1	636.9
Corporates	—	8,566.5	978.2	9,544.7	—	8,945.8	850.0	9,795.8
Hybrids	—	1,213.3	—	1,213.3	—	1,316.1	—	1,316.1
Municipals	—	1,569.1	38.5	1,607.6	—	1,222.6	37.2	1,259.8
Residential mortgage-backed securities	—	2,162.5	—	2,162.5	—	2,114.0	—	2,114.0
U.S. Government	60.0	184.0	—	244.0	115.6	180.4	—	296.0
Equity securities:
Available-for-sale	26.5	559.6	30.5	616.6	59.2	598.4	6.0	663.6
Trading	—	—	—	—	12.9	—	—	12.9
Other invested assets	—	—	13.0	13.0	—	—	11.2	11.2
Funds withheld receivable	32.8	600.3	19.2	652.3	—	154.4	—	154.4
Derivatives	—	81.9	—	81.9	—	296.3	—	296.3
Total financial assets	$119.3	$17,526.2	$1,233.1	$18,878.6	$187.7	$17,137.7	$1,024.5	$18,349.9
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149.4	$2,149.4	$—	$—	$1,908.1	$1,908.1
Futures contracts	—	—	—	—	—	0.5	—	0.5
Front Street future policyholder benefit liability	—	—	629.2	629.2	—	—	151.3	151.3
Total financial liabilities	$—	$—	$2,778.6	$2,778.6	$—	$0.5	$2,059.4	$2,059.9
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation. The significant unobservable input used in the fair value measurement of equity securities AFS for which the market-approach valuation technique is employed, is yields for comparable securities. Increase (decrease) in such yields, respectively, would result in lower or higher fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of September 30, 2015 and 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Fair value of FGL’s AFS embedded derivative, included in “Other invested assets,” in the accompanying Consolidated Balance Sheets is based on an unobservable input, the net asset value of the AnchorPath Fund at the balance sheet date. The AFS embedded derivative is similar to a call option on the net asset value of the AnchorPath Fund with a strike price of zero since FGL will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath Fund on the maturity date. Therefore, the Black Scholes model returns the net asset value of the AnchorPath Fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model. The net asset value of the AnchorPath Fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath Fund. As the value of the AnchorPath Fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Funds Withheld Receivables and Future Policy Holder Benefits Reserve
Front Street elected to apply the fair value option to account for its Funds Withheld Receivables, non-Funds Withheld assets and Future Policy Holder Benefits Reserve related to its assumed reinsurance. Front Street measures fair value of the Funds Withheld Receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-Funds Withheld assets held by Front Street, backing the Future Policy Holder Benefits Reserve, are measured at fair value. Front Street uses a discounted cash flows approach to measure the fair value of the Future Policy Holder Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as long term volatility, mortality, morbidity, lapse, etc.
Derivatives
FGL’s fair value of call option assets is based upon valuation pricing models, which represents what the FGL would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Fair values for call option assets were determined externally by an independent consulting firm for reporting periods prior to September 30, 2015 and were determined internally using similar valuation pricing models as of September 30, 2015. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represented what FGL would expect to receive or pay at the balance sheet date if it canceled the futures contract and entered into offsetting positions.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2015 and 2014 were as follows:

	Fair Value at				Range (Weighted average)
Assets	September 30, 2015	September 30, 2014	Valuation Technique	Unobservable Input(s)	September 30, 2015	September 30, 2014
Asset-backed securities	$10.1	$37.0	Broker-quoted	Offered quotes	100% - 108% (103%)	100% - 109% (101%)
Commercial mortgage-backed securities	143.6	83.1	Broker-quoted	Offered quotes	99% - 119% (111%)	105% - 121% (118%)
Corporates	911.7	848.0	Broker-quoted	Offered quotes	57% - 114% (101%)	62% - 120% (100%)
Corporates	66.5	2.0	Matrix Pricing	Quoted prices	105% - 142% (110%)	142%
Municipals	38.5	37.2	Broker-quoted	Offered quotes	111%	107%
Equity	24.5	—	Net Asset Value	Not applicable	100%	—%
Equity	6.0	6.0	Matrix Pricing	Quoted prices	100%	100%
Other invested assets	10.2	11.2	Black scholes model	Market value of AnchorPath Fund	100%	—%
Other invested assets	2.8	—	Discounted Cash Flow	Probability of collection	50%	—%
				Discount rate	10%	—
Funds withheld receivable	19.2	—	Discounted Cash Flow	Discount rate	6% - 12% (8%)	—
Total	$1,233.1	$1,024.5
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,149.4	$1,908.1	Discounted cash flow	Market value of option	0% - 34% (1%)	0% - 50% (3%)
				SWAP rates	1% - 2% (2%)	2% - 3% (2%)
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (10%)	0.50% - 75% (7%)
				Non-performance risk spread	0.25%	0.25%
Front Street future policyholder benefit liability	629.2	151.3	Discounted cash flow	Non-performance risk spread	0.16% - 0.46%	0.50% - 1.50%
				Risk margin to reflect uncertainty	0.50% - 1.00%	0.50%
Total	$2,778.6	$2,059.4
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
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2015 and 2014, was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2015, 2014 and 2013. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Fiscal 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$37.0	$0.1	$(0.1)	$14.2	$—	$(30.7)	$(10.4)	$10.1
Commercial mortgage-backed securities	83.1	—	(1.8)	63.9	—	(1.6)	—	143.6
Corporates	850.0	1.9	10.1	201.4	(1.6)	(59.5)	(24.1)	978.2
Municipals	37.2	—	1.7	—	—	(0.4)	—	38.5
Equity securities - available-for-sale	6.0	—	—	24.5	—	—	—	30.5
Other invested assets	11.2	(17.3)	—	—	—	—	19.1	13.0
Funds withheld receivable	—	—	—	19.2	—	—	—	19.2
Total assets at fair value	$1,024.5	$(15.3)	$9.9	$323.2	$(1.6)	$(92.2)	$(15.4)	$1,233.1
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908.1	$241.3	$—	$—	$—	$—	$—	$2,149.4
Front Street future policyholder benefit liability	151.3	24.7	—	445.4	—	7.8	—	629.2
Total liabilities at fair value	$2,059.4	$266.0	$—	$445.4	$—	$7.8	$—	$2,778.6
(a) During Fiscal 2015, the net transfers out of Level 3 were exclusively to Level 2 and the net transfer to Level 3 was related to a loan receivable previously classified as a related party loan.

	Fiscal 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$5.0	$—	$(0.3)	$36.1	$—	$—	$(3.8)	$37.0
Commercial mortgage-backed securities	5.7	—	—	83.7	(0.3)	—	(6.0)	83.1
Corporates	461.1	—	19.1	398.1	(11.8)	(2.4)	(14.1)	850.0
Municipals	—	—	2.2	35.0	—	—	—	37.2
Equity securities - available-for-sale	—	—	1.2	4.8	—	—	—	6.0
Other invested assets	—	(0.1)	—	11.3	—	—	—	11.2
Total assets at fair value	$471.8	$(0.1)	$22.2	$569.0	$(12.1)	$(2.4)	$(23.9)	$1,024.5
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$363.7	$—	$—	$—	$—	$—	$1,908.1
Front Street future policyholder benefit liability	—	7.0	—	150.6	—	(6.3)	—	151.3
Total liabilities at fair value	$1,544.4	$370.7	$—	$150.6	$—	$(6.3)	$—	$2,059.4
(a) The net transfers in and out of Level 3 during Fiscal 2014 were exclusively to or from Level 2.

	Fiscal 2013
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent purchase price reduction receivable	$41.0	$—	$—	$—	$—	$(41.0)	$—	$—
Fixed maturity securities, available-for-sale:
Asset-backed securities	15.9	—	(0.2)	—	—	(0.2)	(10.5)	5.0
Commercial mortgage-backed securities	5.0	—	(0.3)	1.0	—	—	—	5.7
Corporates	135.3	(0.3)	(13.4)	406.0	(9.6)	(23.1)	(33.8)	461.1
Hybrids	8.8	—	(0.1)	—	—	—	(8.7)	—
Equity securities- available-for-sale	—	0.2	—	10.5	(10.7)	—	—	—
Total assets at fair value	$206.0	$(0.1)	$(14.0)	$417.5	$(20.3)	$(64.3)	$(53.0)	$471.8
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4
Total liabilities at fair value	$1,550.8	$(6.4)	$—	$—	$—	$—	$—	$1,544.4
(a) The net transfers out of Level 3 during Fiscal 2013 were exclusively to Level 2.
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for Fiscal 2015 and 2014. The Company transferred $79.3 U.S. Government securities from Level 1 into Level 2 during Fiscal 2013 reflecting the level of market activity in these instruments.
Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during Fiscal 2015, 2014 and 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company’s conclusion that there was sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2015, 2014 and 2013. Accordingly, the Company’s assessment resulted in a net transfer out of Level 3 of $34.5 related to asset-backed and corporate securities during Fiscal 2015, a net transfer out of Level 3 of $23.9 related to asset-backed, commercial mortgage-backed and corporate securities during Fiscal 2014, and a net transfer out of Level 3 of $53.0 related to asset-backed, corporate and hybrid securities during Fiscal 2013.
Non-Recurring Fair Value Measurements
The carrying value of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 9, Intangibles, net.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are summarized as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$616.5	$—	$—	$616.5	$616.5
Commercial mortgage loans	—	—	489.6	489.6	489.2
Other invested assets	—	—	26.4	26.4	26.6
Asset-based loans	—	—	335.8	335.8	335.8
Related party loans	—	—	102.3	102.3	102.3
Total financial assets	$616.5	$—	$954.1	$1,570.6	$1,570.4

Liabilities (a)
Total debt (b)	$—	$319.3	$22.3	$341.6	$348.3
Investment contracts, included in contractholder funds	—	—	14,125.7	14,125.7	15,620.4
Total financial liabilities	$—	$319.3	$14,148.0	$14,467.3	$15,968.7

	September 30, 2014
	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount
Assets (a)
Cash and cash equivalents	$687.3	$—	$—	$687.3	$687.3
Asset-based loans	—	—	811.6	811.6	811.6
Commercial mortgage loans	—	—	136.2	136.2	136.2
Other invested assets	—	—	15.5	15.5	15.5
Related party loans			136.8	136.8	136.8
Total financial assets	$687.3	$—	$1,100.1	$1,787.4	$1,787.4

Liabilities (a)
Total debt (b)	$—	$615.3	$—	$615.3	$598.8
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Total financial liabilities	$—	$615.3	$13,108.8	$13,724.1	$15,154.2

(a)
The carrying amounts of receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.

(b)	The fair values of debt set forth above are generally based on quoted or observed market prices.
Valuation Methodology
Asset-based loans
The fair value of the asset-based loans originated by Salus approximate their net carrying value. Such loans carry a variable rate that are typically revolving in nature and can be settled at the demand of either party. Nonaccrual loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. As the loans are collateral dependent, Salus measures such impairment based on the estimated fair value of eligible proceeds. This is generally based on estimated market prices from an independently prepared appraisal. The impaired loan balance represents those nonaccrual loans for which impairment was recognized during the year.
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
Other Invested Assets- Limited Partnership Investment
Fair value of the Company’s limited partnership investment, a private equity fund, is based upon estimated net asset value information and is classified as Level 3. For further discussion about the Company’s limited partnership investment see Note 5, Investments, to our Consolidated Financial Statements.
Investment Contracts Included in Contractholder Funds
Investment contracts include deferred annuities, FIAs, IUL and immediate annuities. The fair values of deferred annuity, FIAs, and IUL contracts are based on their cash surrender value (i.e. the cost FGL would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2015 and 2014, this resulted in higher and lower, respectively, fair value reserves relative to the carrying value. The Company is not required to and has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosure of fair value.
Related Party Loans
The related party loans (discussed in "Note 17. Related Party Transactions" to the accompanying Consolidated Financial Statements) carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.

(9)   Intangibles, net
The changes in the carrying amounts of intangible assets were as follows:

	VOBA	DAC	Total
Balance at September 30, 2013	$225.3	$340.6	$565.9
Deferrals	—	239.0	239.0
Less: Components of amortization:
Periodic amortization	(92.4)	(58.0)	(150.4)
Interest	15.0	13.6	28.6
Unlocking	21.6	2.7	24.3
Adjustment for unrealized investment gains, net	(82.7)	(74.1)	(156.8)
Balance at September 30, 2014	86.8	463.8	550.6
Deferrals	—	320.1	320.1
Less: Components of amortization:			—
Periodic amortization	(53.5)	(45.7)	(99.2)
Interest	12.3	21.7	34.0
Unlocking	19.4	4.0	23.4
Adjustment for unrealized investment gains, net	164.9	54.8	219.7
Balance at September 30, 2015	$229.9	$818.7	$1,048.6
Amortization of DAC and VOBA is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment losses/gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of September 30, 2015 and 2014, the VOBA balance included cumulative adjustments for net unrealized investment (losses)/gains of ($0.9) and $164.2, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $0.9 and $55.5, respectively.

Amortization expense for VOBA and DAC was as follows:

	Fiscal
	2015	2014	2013
Amortization expense for VOBA	$21.8	$55.8	$137.0
Amortization expense for DAC	20.0	41.7	45.3
Accumulated amortization of VOBA for Fiscal 2015 and 2014 was $348.1 and $326.3, respectively. The above DAC balances include $59.2 and $32.7 of DSI, net of shadow adjustments, as of September 30, 2015 and 2014, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2016	$40.6
2017	35.3
2018	28.4
2019	23.0
2020	18.5
2021 and thereafter	83.2

(10)    Debt
The Company's consolidated debt consists of the following:

	September 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate
FGH
6.375% Senior Notes, due April 1, 2021	$300.0	6.4%	$300.0	6.4%
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	40.4	—%	193.0	6.7%
Secured borrowings under non-qualifying loan participations	8.8	10.5%	106.8	10.8%
Total	349.2		599.8
Original issuance (discounts) premiums on debt, net	(0.8)		(1.0)
Total debt	$348.4		$598.8
Less current maturities	$8.8		$—
Non-current portion of debt	$339.6		$598.8
Aggregate scheduled maturities of debt as of September 30, 2015 are as follows:

Fiscal Year	Scheduled maturities
2016	$8.8
2017	—
2018	—
2019	—
2020	—
Thereafter	340.4
$349.2
FGL
In March 2013, FGH issued $300.0 aggregate principal amount of 6.375% senior notes due April 1, 2021, at par (the “FGL Senior Notes”), which FGL may elect to redeem after April 1, 2016. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013.
The indenture governing the FGL Senior Notes contains a number of covenants that, among other things, limit or restrict FGH’s ability and the ability of FGH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the FGL Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the FGL Senior Notes have investment grade ratings from both Moody’s and S&P. At September 30, 2015 FGH was in compliance with all such covenants.
As of September 30, 2015, FGL had a borrowing base of $150.0 under their three-year unsecured revolving credit facility (the “FGL Credit Agreement”) with no unfunded investment commitments. As of September 30, 2015 the Company has not drawn on the revolver. If FGL were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for U.S. dollar loans in the U.S. for such day as the “U.S. Prime Rate,” and (c) the Eurodollar rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of September 30, 2015, the interest rate would be equal to 5.25% had FGL drawn on the revolver.
In addition, under the Credit Agreement, FGH is required to comply with the following financial maintenance covenants at the end of each fiscal quarter: (1) our total shareholders’ equity (as defined in the Credit Agreement) shall not be less than the sum of (a) $910.0, (b) 50.0% of Consolidated Net Income (as defined in the Credit Agreement) since the closing date and (c) 50.0% of all equity issuances of FGL since the closing date and (2) debt to total capitalization (as defined in the Credit Agreement) shall not be more than 35.0%. As of the date of this filing, FGH is in compliance with all such covenants.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying "participating interest", Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2015, Salus had $8.8 of such secured borrowings to co-lenders outstanding related to non-qualifying “participating interests.”
In February 2013, September 2013 and February 2015, Salus completed a CLO securitization of up to $578.5 notional aggregate principal amount. During the fourth quarter of 2015, Salus completed a restructuring of the CLO pursuant to a special redemption of the unaffiliated outstanding senior debt tranches in order to reduce the CLO’s outstanding leverage and borrowing costs, which reduced the CLO debt by $152.6. At September 30, 2015, the outstanding notional aggregate principal amount was $357.7, of which $40.4 was taken up by unaffiliated entities and consisted entirely of subordinated debt. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and at September 30, 2014 carried a variable interest rate ranging from LIBOR plus 2.37% to LIBOR plus 11.5% for the senior tranches. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2015 the CLO was not accruing interest on the subordinated debt.

(11)    Shareholder's Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes unrealized gains and losses on debt and equity securities held as available for sale, net of shadow adjustments to intangibles.
For information pertaining to the reclassification of unrealized gains and losses on debt and equity securities held as available for sale, see Note 5, Investments, and Note 9, Intangibles, net for the related shadow adjustments.

The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, as of September 30, 2015 and 2014 were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than-temporary Impairments	Total
Cumulative components at September 30, 2015:
Gross amounts (after reclassification adjustments)	$147.2	$(1.0)	$146.2
Intangible assets adjustments	(0.3)	0.4	0.1
Tax effects	(51.4)	0.2	(51.2)
Noncontrolling interest	(17.4)	—	(17.4)
	$78.1	$(0.4)	$77.7
Cumulative components at September 30, 2014:
Gross amounts (after reclassification adjustments)	$762.2	$(1.0)	$761.2
Intangible assets adjustments	(220.0)	0.4	(219.6)
Tax effects	(190.1)	0.2	(189.9)
Noncontrolling interest	(68.5)	—	(68.5)
	$283.6	$(0.4)	$283.2
Restricted Net Assets of Subsidiaries
FS Holdco’s equity in restricted net assets of consolidated subsidiaries was approximately $1,114.3 as of September 30, 2015 representing 87.5% of FS Holdco’s consolidated shareholder’s equity as of September 30, 2015 and consisted of net assets of FGL, which were restricted as to transfer to FS Holdco in the form of cash dividends, loans or advances under regulatory restrictions.

(12)    Employee Benefit Plans
The Company sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and the Company makes a discretionary matching contribution of up to 5% of eligible compensation. The Company has also established a nonqualified defined contribution plan for independent agents. The Company makes contributions to the plan based on both the Company’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, were $1.7, $1.4 and $0.9 for Fiscal 2015, 2014 and 2013, respectively.

(13)    Stock Compensation
The Company recognized consolidated stock compensation expense of $18.6, $17.3 and $5.9 for Fiscal 2015, 2014 and 2013, respectively. Stock compensation expense is principally included in "Acquisition and operating expenses, net of deferrals" in the accompanying Consolidated Statements of Operations. A summary of stock options outstanding as of September 30, 2015 and related activity during the year then ended, under FGH and FGL’s respective incentive plans were as follows (share amounts in thousands):

	FGH		FGL
Stock Option Awards	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	225	$46.19	242	17.00
Granted	—	—	206	24.40
Exercised	(137)	46.89	(113)	17.00
Forfeited or expired	(1)	49.45	(18)	20.73
Stock options outstanding at September 30, 2015	87	45.04	317	21.60
Stock options vested and exercisable at September 30, 2015	61	45.01	111	22.04
Stock options outstanding and expected to vest	25	49.65	199	21.32
A summary of restricted stock units and awards outstanding as of September 30, 2015 and related activity during the year then ended, under FGH and FGL’s respective incentive plans are as follows (share amounts in thousands):

	Units		Awards
	FGH		FGL
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2014	26	$49.55	172	$18.18
Granted	—	—	325	23.66
Exercised / Released	(14)	49.55	(231)	21.60
Forfeited	(1)	49.55	(20)	21.67
Restricted stock units released as restricted stock awards	11	49.57	246	21.92
Nonvested restricted stock outstanding at September 30, 2015				—
In conjunction with the initial public offering, on November 7, 2013, FGL’s board of directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The FGL 2013 Stock Incentive Plan was approved by FGL's stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s compensation committee approved the granting of awards under the FGL 2013 Stock Incentive Plan to certain employees, officers and directors (other than the members of the compensation committee). In addition, FGL’s board of directors approved the granting of awards to members of FGL’s compensation committee. The awards made to members of the FGL's compensation committee were not made under the FGL 2013 Stock Incentive Plan; however, these awards will be construed and administered as if subject to the terms of the FGL 2013 Stock Incentive Plan. FGL’s board of directors and majority stockholder, HRG, also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director.
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
During Fiscal 2015, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 206 thousand, 325 thousand and 54 thousand shares, respectively. The stock option and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during Fiscal 2015 on their respective grant dates was approximately $9.8.
During Fiscal 2014, FGL granted stock option awards, restricted stock awards and performance restricted stock units representing approximately 249 thousand, 179 thousand and 578 thousand shares, respectively. The stock options and restricted stock awards vest over a period of 3 years. The performance restricted stock units vest on September 30, 2016 contingent on the satisfaction of performance criteria and on the participant's continued employment unless otherwise noted in the agreement. The total fair value of the stock grants during Fiscal 2014 on their respective grant dates was approximately $14.2.

During Fiscal 2013, FGL granted stock option awards and restricted stock units representing approximately 195 thousand and 53 thousand shares, respectively. These stock options and restricted shares vest over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the option grants and restricted stock unit grant on the grant date was $0.6, and $2.0, respectively.
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model for the former Chief Executive Officer’s modified stock options and based on the value of FGL’s common stock:

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
The total compensation cost related to non-vested options, restricted stock units and dividend equivalent plans, not yet recognized as of September 30, 2015, totaled $10.7 and will be recognized over a weighted-average period of 1.3 years.
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of FGL's common stock on the grant date. The fair value of stock options awarded by FGL during Fiscal 2015 and 2014 and FGH during Fiscal 2013, was determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2015	2014	2013
Weighted average fair value per option granted	$5.0	$3.76	$3.85
Risk-free interest rate	1.41% to 1.50%	1.40% to 1.41%	0.80%
Assumed dividend yield	1.18% to 1.19%	1.30% to 1.50%	6.00%
Expected option term	4.5 years	4.5 years	4.5 years
Volatility	25.0%	25.0%	27.0%
At September 30, 2015, the liability for vested or expected to vest stock options, under the FGH option awards, was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGH's common stock:

	2015	2014
Weighted average stock option fair value	$74.99	$50.63
FGLH common stock fair value	$122.02	$98.28
FGL common stock value	$24.54	$21.35
Risk-free interest rate	0.48%-0.74%	0.65%-1.02%
Assumed dividend yield	1.16%	1.20%
Expected option term	1.50 - 2.25 years	2.00-2.75 years
Volatility	25.0%	25.0%

(14)    Income Taxes
FS Holdco and its non-life subsidiaries’ operating results have historically been included in the HRG U.S. consolidated federal and state tax returns. Tax payments to the Internal Revenue Service (“IRS”) and state tax authorities are made by HRG on FS Holdco’s behalf. The provision for income taxes and current and deferred tax balances are computed under the separate return method and presented in these financial statements as if FS Holdco and its non-life insurance subsidiaries filed their own U.S. Federal and state income tax returns. These financial statements include tax losses and tax credits that may not reflect the tax positions taken by HRG. HRG does not maintain a tax sharing agreement with FS Holdco, and generally does not charge FS Holdco for any tax payments it makes; in addition, HRG does not reimburse FS Holdco for utilization of tax attributes. Because FS Holdco’s tax liabilities computed under the separate return method are not settled with HRG, the difference between any settled amounts and the computed liability under the separate return method is treated as either a deemed distribution or capital contribution. The FGL life insurance subsidiaries and Front Street Cayman have historically filed their own U.S. Federal income tax returns.
Income tax expense was calculated based upon the following components of before income taxes:

	Fiscal
	2015	2014	2013
(Loss) income before income taxes:
United States	$(7.9)	$239.9	$503.4
Outside the United States	0.1	11.2	13.0
Total (loss) income before income taxes	$(7.8)	$251.1	$516.4
The components of income tax expense were as follows:

	Fiscal
	2015	2014	2013
Current:
Federal	$(2.4)	$56.8	$(31.4)
State	0.1	3.5	0.1
Total current	(2.3)	60.3	(31.3)
Deferred:
Federal	43.6	(7.4)	192.4
State	1.0	(1.1)	—
Total deferred	44.6	(8.5)	192.4
Income tax expense	$42.3	$51.8	$161.1
The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense is summarized as follows:

	Fiscal
	2015	2014	2013
Expected income tax (benefit) expense at Federal statutory rate	$(2.7)	$87.9	$180.7
Valuation allowance for deferred tax assets	43.1	(37.9)	(22.7)
Permanent items	(1.1)	—	—
State and local income taxes, net of federal income tax benefit	1.1	—	—
Outside basis differences	6.8	—	—
Other	(4.9)	1.8	3.1
Reported income tax expense	$42.3	$51.8	$161.1
Effective tax rate	(542.3)%	20.6%	31.2%
For Fiscal 2015, the Company’s effective tax rate of (542.3)% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by: (i)book revaluation and impairments and bad debt expense in the Asset Management segment in the U.S. for which tax benefits are not more-likely-than-not to be realizable, resulting in the recording of valuation allowances; and (ii) FGL’s Life Insurance subsidiaries which files its own consolidated Federal income tax return.
For Fiscal 2014, the Company’s effective tax rate of 20.6% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by the partial release of U.S. valuation allowances by the FGL life insurance subsidiaries, totaling $40.1, attributable to a tax planning strategy that will allow for the utilization of capital loss carryforwards, that management previously concluded were more-likely-than-not unrealizable.
For Fiscal 2013, the Company’s effective tax rate of 31.2% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by the partial release of valuation allowance attributable to the utilization of capital loss carryforwards by the FGL Life Insurance subsidiaries.

The following table is a summary of the components of deferred income tax assets and liabilities:

	September 30,
	2015	2014
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$159.4	$170.6
Unrealized losses on mark-to-market securities	17.2	—
Intangibles	—	1.8
Insurance reserves and claim related adjustments	467.5	456.4
Outside basis differences on partnership interests	43.8	3.2
Insurance receivables	21.2	—
Investments	24.0	—
Other	91.0	66.3
Total deferred tax assets	824.1	698.3
Less: Valuation allowance	151.5	109.0
Net deferred tax assets	672.6	589.3

Deferred tax liabilities:
Intangibles	(21.2)	—
Value of business acquired	(65.0)	(20.8)
Deferred acquisition costs	(209.0)	(104.2)
Investments	(87.4)	(310.8)
Insurance reserves and claim related adjustments	(14.9)	—
Funds withheld receivable	—	(9.7)
Other	(38.5)	(3.9)
Total deferred tax liabilities	(436.0)	(449.4)
Net deferred tax asset	$236.6	$139.9
At September 30, 2015 and 2014, the Company had gross U.S. Federal operating loss (“NOL”) carryforwards of $65.3 and $54.3, respectively, which, if unused, will expire in years 2027 through 2035. The Company had gross U.S. Federal capital loss carryforwards totaling $217.0 and $259.1 at September 30, 2015 and 2014, respectively, which if unused, will expire in years 2016 through 2020. In addition, at September 30, 2015 and 2014, the Company had low income housing tax credit carryforwards totaling $54.3 and $54.3, respectively, which, if unused, will expire in years 2017 through 2035 and alternative minimum tax credits of $6.6 and $6.6, respectively that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership and a subsequent ownership change on September 27, 2013, as defined under Internal Revenue Code (“IRC”) Sections 382 and 383.
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2015, the Company established a net increase in the valuation allowance to earnings totaling $43.1. In addition, for Fiscal 2014 and 2013, the Company had a net release of valuation allowance to earnings totaling $37.9 and $22.7 respectively, as more fully described below.
FS Holdco Tax Group
The deferred tax assets for each of the reporting periods were evaluated including an assessment of cumulative income over the prior three-year period. As FS Holdco and its FGL non-life insurance subsidiaries are in a cumulative loss position for U.S. Federal tax purposes, there is significant negative evidence that impairs the ability for FS Holdco to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a full valuation allowance was recorded against its U.S. Federal deferred tax assets for Fiscal 2015, 2014 and 2013. FS Holdco and its FGL non-life insurance subsidiaries had valuation allowances totaling $77.0 and $29.2, respectively at September 30, 2015 and 2014.
FGL Life Insurance Subsidiaries Group
The Company evaluated the deferred tax assets of the FGL life insurance subsidiaries for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. As the FGL life insurance subsidiaries group is in a cumulative income position for U.S. Federal tax purposes and the Company expects income in future periods, there is significant positive evidence that supports the realizability of its deferred tax assets. However, partial valuation allowances of $73.7 and $78.0 at September 30, 2015 and 2014, respectively, have been maintained against certain IRC section 382 limited capital loss carryforwards of the FGL life insurance subsidiaries group.
Utilization of certain tax attributes (carryforwards) were subject to limitation under IRC sections 382 and 383 as a result of the change of ownership that occurred when FGL was acquired by HRG in 2011. On September 27, 2013, FGL triggered a subsequent change of ownership, as defined under IRC Section 382; the resulting limitation is higher than the original limitation calculated on April 6, 2011. Consequently, this limitation is not expected to impact FGL’s utilization of its tax attributes. In addition, FGL experienced cumulative losses during the three-year period preceding its acquisition. These were among the factors FGL considered in establishing a valuation allowance against FGL’s deferred tax asset position at the acquisition date.
During Fiscal 2014, market conditions changed sufficiently that FGL determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involved repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets resulted in an increase to FGL’s Section 382 limit (i.e. the “adjusted limit”), enabling FGL life insurance subsidiaries to utilize capital loss carryforwards that will offset NUBIG-related gains. This strategy made it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, FGL life insurance subsidiaries released a portion of the valuation allowance previously recorded against its deferred tax asset related to capital loss carryforwards. During Fiscal 2015, the entire $100.0 of NUBIG had been recognized, resulting in the realization of $35.0 of tax benefits. FGL life insurance subsidiaries currently have capital loss carryforwards of $210.5 that are set to expire on December 31, 2015. A full valuation allowance has been set against those deferred tax assets that are not more likely than not to be realized.
At September 30, 2015 and 2014, FGL life insurance subsidiaries had gross capital loss carryforwards totaling $211.0 and $255.0 at September 30, 2015 and 2014, respectively, which if unused, will expire in years 2015 through 2020. In addition, at September 30, 2015 and 2014, FGL life insurance subsidiaries had low income housing tax credit carryforwards totaling $54.3 and $54.3, respectively, which, if unused, will expire in years 2017 through 2035 and alternative minimum tax credits of $6.3 and $6.3, respectively that may be carried forward indefinitely. Certain tax attributes are subject to an annual limitation as a result of the acquisition of FGL by the Company, which constitutes a change of ownership, as defined under IRC Sections 382 and 383.
Front Street Cayman
The deferred tax assets of Front Street Cayman was evaluated for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Beginning with the tax year ended December 31, 2012, Front Street Cayman made an election under IRC Section 953(d) to be treated as a U.S. domestic life insurance corporation for Federal income tax purposes. As of September 30, 2015, Front Street Cayman is in a three-year cumulative loss position for U.S. Federal tax purposes but expects income in future periods. In addition, Front Street Cayman is eligible to carry back net operating losses generated for U.S. tax purposes in the current year to cumulative taxable income of $95.7 (including $12.8 of taxable income reported on the Company’s first tax return filed for its tax year ended December 31, 2012, $44.1 of taxable income reported for the tax year ended December 31, 2013, and $38.8 of taxable income reported for the tax year ended December 31, 2014. Based on Front Street Cayman’s taxable income in prior carryback years there is significant positive evidence that supports the realizability of its deferred tax assets. Thus, there were no valuation allowances established against Front Street Cayman’s deferred tax assets at September 30, 2015 and 2014.
Uncertain Tax Positions
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not sustainable. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2015 was $1.9. If recognized in the future, $1.2 of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2015, the Company’s accrued balances of interest and penalties on uncertain tax positions were $0.7.
The total amount of UTBs at September 30, 2014 were $1.2. If recognized in the future, $1.2 of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2014, the Company’s accrued balances of interest and penalties on uncertain tax positions were $0.6.
The Company had no UTBs at September 30, 2013.
At September 30, 2015, the Company was in the process of settling an uncertain tax position with a taxing authority. It is reasonably possible that during the next 12 months some portion of previously UTBs could be recognized. Depending on the timing and final terms of actual settlements with the taxing authority, the Company estimates that it is reasonably possible the amount of unrecognized tax benefits would be reduced up to $2.0 within the next twelve months.
The Company believes its income tax reserves for UTBs are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

	Fiscal
	2015	2014
Unrecognized tax benefits at beginning of year	$1.2	$—
Gross increase — tax positions in prior period	0.7	1.2
Unrecognized tax benefits at end of year	$1.9	$1.2
FS Holdco and its non-life insurance subsidiaries’ operating results have historically been included in HRG’s U.S. Federal and state income tax returns. HRG files U.S. Federal consolidated and state and local combined and separate income tax returns. HRG’s consolidated and combined returns do not include Front Street Cayman or the FGL life insurance subsidiaries, each of which files their own consolidated Federal income tax returns. HRG’s U.S. Federal income tax returns for years prior to and including 2012 are no longer subject to audit by the taxing authorities. HRG’s U.S. Federal NOL carryforwards from the fiscal years prior to and including September 30, 2012, will continue to be subject to IRS examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.
The IRS is currently conducting an examination of HRG’s 2013 federal consolidated tax return. In addition, the New York State and New York City tax returns for the 2011 through 2013 tax years are under audit. As of September 30, 2015, the Company is not aware of any significant audit matters related to the U.S federal and state examinations.
U.S. Federal income tax returns of the FGL life insurance subsidiaries group for years prior to 2012 are no longer subject to examination by the taxing authorities. Except for certain immaterial jurisdictions, the FGL life insurance subsidiaries group is no longer subject to state and local income tax audits for years prior to 2012. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to IRS examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.
All U.S. Federal income tax returns of Front Street Cayman from 2012 and forward are subject to examination by the taxing authorities.

(15) Commitments and Contingencies
The Company has aggregate accruals for its legal and regulatory matters of approximately $6.7 at September 30, 2015. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are also involved in other litigation and claims related to their current and prior businesses and arising out of their ordinary course of business. Based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2015, FGL has accrued $3.8for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $3.8.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, FGL incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, FGL believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states in those states and in some cases has challenged the audits. FGL established a contingency of $1.8based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $1.7has been paid through September 30, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.

FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established accruals, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.
On July 18, 2011, a putative class action complaint was filed in the United States District Court for the Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies.
The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on defendants’ advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the Plaintiff leave to re-file the state law claims in California state court.
On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The state court complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff sought to certify a class defined as “all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment.”
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive. As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the Court on June 5, 2014.
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. FGL will implement an interest enhancement for certain policies as part of the class settlement, which began on October 12, 2015.
At September 30, 2015, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2and established a liability for the unpaid portion of the estimate of $1.9. FGL has incurred and paid $4.0 related to legal fees and other costs and $3.3related to settlement costs as of September 30, 2015. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL had been seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recovered from OMGUK are presented net in the accompanying Consolidated Statements of Operations in the caption "Benefits and other changes in policy reserves”. During Fiscal 2015, FGL, the Company and OMGUK reached a global settlement which resolved all prior outstanding claims, resulting in FGL receiving $3.6in settlement of its outstanding recoverable related to the Cressy litigation.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. (“Ludwick”). The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid by less than $0.1for her annuity. FGL, HRG and the other defendants believe that they have meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the defendants joined in the filing of a joint motion to dismiss the complaint that was filed by all of the defendants. The motion has been fully briefed and is pending before the Court and parties are currently engaging in document discovery. As of September 30, 2015, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.3, which was accrued during Fiscal 2015.
In light of the inherent uncertainties involved in the matter aforementioned, there can be no assurance that the litigation discussed above, or any other pending or future litigation, will not have a material adverse effect on FGL's business, financial condition, or results of operations in future periods.
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
Guarantees
The F&G Stock Purchase Agreement included a Guarantee and Pledge Agreement (the "Guarantee and Pledge Agreement"), which created a security interest in the equity of FGH and FGH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In June, 2015, in connection with the settlement of the litigation amongst the Company, FGH and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder.
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases are as follows:

Future Minimum Rental Commitments
Fiscal Year
2016	$2.7
2017	2.7
2018	2.5
2019	2.0
2020	1.9
Thereafter	1.0
Total minimum lease payments	$12.8
The Company’s total rent expense was $3.1, $3.1 and $2.3 during Fiscal 2015, 2014 and 2013, respectively.
Unfunded Asset Based Lending Commitments
FGL, Front Street and Salus have unfunded investment commitments as of September 30, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	September 30, 2015
Fixed, available-for-sale	$20.0
Asset-based loans	103.6
Commercial mortgage loans	27.4
Other invested assets	81.2
Other assets	16.3
Total	$248.5

(16)    Reinsurance
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for Fiscal 2015, 2014 and 2013 were as follows:

	Fiscal
	2015		2014		2013
	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves	Insurance Premiums	Benefits and Other Changes in Insurance Policy Reserves
Direct	$260.1	$871.4	$266.8	$1,103.3	$279.2	$776.5
Assumed	(0.5)	5.3	35.9	33.0	32.8	23.3
Ceded	(199.8)	(251.2)	(246.1)	(283.6)	(253.2)	(268.0)
Net	$59.8	$625.5	$56.6	$852.7	$58.8	$531.8
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During Fiscal 2015, 2014 and 2013, FGL and Front Street Cayman did not write off any reinsurance balances. During Fiscal 2015 and 2014, FGL did not commute any ceded reinsurance. Effective June 17, 2013, FGL Insurance rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re which covers certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4 and recognized a net gain on the rescission of $1.9.
FGL Insurance and Front Street Cayman also assume policy risks from other insurance companies.
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
Effective April 1, 2015, Security Life of Denver (“SLD”) recaptured a traditional life block of business previously assumed by FGL Insurance and simultaneously ceded to Wilton Re.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to FGL’s acquisition of FGH from OMGUK (the “FGH Acquisition”). The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $11.1 and $14.3 as of September 30, 2015 and 2014, respectively.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured a CARVM reinsurance agreement from Old Mutual Reassurance (Ireland) Ltd., an affiliate of OM Group (“OM Re”) and simultaneously ceded the business to Raven Reinsurance Company (“Raven Re”). The recapture of the OM Re CARVM reinsurance agreement satisfied an obligation of FGL under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL and OMGUK (the “F&G Stock Purchase Agreement”) to replace the letter of credit provided by Old Mutual plc no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura (the “Nomura Facility”) and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing facility is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re received a permitted practice to carry the letter of credit as an admitted asset on Raven Re’s statutory balance sheet.
As of September 30, 2015, there was $226.3 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the reimbursement agreement entered into by Raven Re to collateralize its obligations with Nomura, an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”). Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2014, Raven Re’s statutory capital and surplus was $21.9 in excess of the minimum level required under the Reimbursement Agreement.
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
As discussed in Note 4, Acquisitions, during Fiscal 2015, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. The fair value of the assumed assets and liabilities was $368.0 and $346.9, respectively. Front Street Cayman manages the assets supporting reserves in accordance with the internal investment policy of Ability Re and applicable law.
During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties. At September 30, 2015, Front Street had $146.5 of funds withheld receivable and $135.1 of future policyholder benefit liabilities related to these transactions.

(17)    Related Party Transactions
In connection with the acquisition by HGI Energy Holdings, LLC, a subsidiary of HRG, of EXCO Resources, Inc., on February 14, 2013, the Company, through its subsidiaries loaned $100.0 to the HRG subsidiary. The loan was rated "B-" by Fitch Ratings Inc., and matures on February 14, 2021 and pays interest at a rate of 9.0% annually.
In December 2013, FGL completed an initial public offering of 9.8 million shares of common stock, and the underwriters exercised their option to purchase from the Company an additional 1.5 million shares of common stock, at a price of $17.00 per share. Jefferies LLC ("Jefferies"), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of Common Stock. The underwriters in FGL’s completed initial public offering received aggregate discounts and commissions paid by FGL of $12.9, a portion of which was paid to Jefferies as a participating underwriter.
During Fiscal 2014, FGL earned net investment income on debt securities issued by Leucadia and corporate debt issued by Jefferies of $1.1 and $1.2, respectively. FGL subsequently sold these securities recognizing gains of $1.6 and $5.8, respectively.
On September 25, 2015, CorAmerica, assigned its interests under certain purchase agreements regarding outlet center developments to entities and accounts related to Fortress Investment Group LLC (“Fortress”), which, through affiliates, has acquired interests greater than 10% ownership in the Company as of September 30, 2015. The aggregate consideration for such assignment included a $0.4 fee.
On October 7, 2015, FGL, entered into an Engagement Letter with Jefferies pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
On October 23, 2015, Front Street Cayman sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 in aggregate proceeds from the sale. Jefferies acted as the principal in the transaction.
FGL invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress as of September 30, 2015. CF Turul had acquired interest greater than 10% in HRG as of September 30, 2015.
In May 2012, Salus closed a credit facility with Frederick’s of Hollywood Inc. (“FOH”). In May 2014, the Company, through its subsidiaries completed the acquisition of a 62.0% interest in FOH, a retailer of women's apparel and related products. At

September 30, 2014, the commitment amount of the credit facility was $41.5 and the outstanding balance of $34.1 was included in “Related party loans” on the Consolidated Balance Sheets.
On April 19, 2015, FOHG Holdings, LLC and its subsidiaries (together, “FOHG”) commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. On June 3, 2015, following receipt of court approval, FOHG sold (the “ABG Sale”) its brand and inventory to Authentic Brands Group Inc. (“ABG”), a third party licensing company, with the majority of the proceeds used to repay a portion of the loans with the Company. The Company also recorded $16.3 of impairments related to their outstanding the loans with FOHG. Following the bankruptcy filing, FS Holdco lost control of FOH and no longer consolidates its results. As a result, subsequent to April 19, 2015, the Company classified the outstanding loans with FOHG as “Other invested assets” on the Consolidated Balance Sheets.
The Company’s consolidated related party loans included in the Consolidated Balance Sheets at September 30, 2015 and 2014 were as follows:

	September 30,
	2015				2014
Type	Asset Carrying Value	Investment Accrued Income	Total Carrying Value	Net Investment Income	Asset Carrying Value	Investment Accrued Income	Total Carrying Value	Net Investment Income
HGI Energy loan	$100.0	$2.3	$102.3	$9.0	$100.0	$2.3	$102.3	$9.0
FOH credit facility	—	—	—	2.9	34.1	0.4	34.5	1.5
CF Turul	181.0	1.6	182.6	8.1	194.9	1.9	196.8	1.6
Leucadia	—	—	—	—	—	—	—	1.1
Jefferies	—	—	—	—	—	—	—	1.2
Total	$281.0	$3.9	$284.9	$20.0	$329.0	$4.6	$333.6	$14.4

(18)    Insurance Subsidiary Financial Information
FGL’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from U.S. GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the U.S. GAAP basis financial statements for comparable items.
FGL’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL's wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA) (b)	FGL NY Insurance (NY)
Statutory Net Income:
Year ended December 31, 2014	$104.6	$1.9
Year ended December 31, 2013	118.2	1.3
Year ended December 31, 2012	102.2	1.0

Statutory Capital and Surplus:
December 31, 2014	$1,211.6	$61.2
December 31, 2013	1,108.3	61.9

(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.
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
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with:

(i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of December 31, 2014 and 2013, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $121.2 to FGH in 2015 less any dividends paid during the immediately preceding 12 month period. FGL did not declare or pay any dividends to FGH during the 12 month period ended September 30, 2015. Therefore, FGL Insurance will be able to declare on or prior to December 31, 2015 an ordinary dividend up to $121.2 with respect to its 2014 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a decrease to statutory capital and surplus of $5.0 at December 31, 2014 and an increase of $11.5 at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $245.0 and $270.0 at December 31, 2014 and 2013, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $17.3 and $20.5 at December 31, 2014 and 2013, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $75.1 and $108.9 as of December 31, 2014 and 2013, respectively and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2014 and 2013 was $187.3 and $181.6, respectively.
As of December 31, 2014, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
On October 7, 2013, the New York State Department of Financial Services (“NYDFS”) announced an agreement with Philip A. Falcone, then the Chairman and Chief Executive Officer of HRG, HRG, FGH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS Commitment”). Mr. Falcone resigned as Chairman and Chief Executive Officer of HRG effective December 1, 2014. Under the NYDFS Commitment agreement, FGH agreed to maintain FGL NY Insurance’s RBC level at no less than 225% company action level RBC ratio, and established a trust account funded with $18.5 of cash or eligible securities to support that agreement.
In addition, in connection with its re-domestication to Iowa, FGL Insurance agreed to the conditions set by the Iowa Commissioner that neither Mr. Falcone nor any employees of HCP may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years). FGL has complied with these requirements.

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

	Fiscal
	2015	2014	2013
Revenues:
Insurance	$836.2	$1,349.7	$1,348.4
Asset Management	22.2	34.2	28.9
Intersegment elimination	128.9	(6.5)	(4.0)
Consolidated revenues	$987.3	$1,377.4	$1,373.3

Depreciation and amortization
Insurance	$46.3	$102.5	$186.3
Asset Management	0.4	0.3	0.2
Consolidated depreciation and amortization	$46.7	$102.8	$186.5

Operating income:
Insurance	$43.5	$284.8	$522.9
Asset Management	(103.1)	0.7	10.4
Intersegment elimination	87.0	(7.1)	(5.2)
Consolidated operating income	27.4	278.4	528.1
Interest expense	(23.7)	(22.5)	(11.5)
Other expense, net	(11.5)	(4.8)	(0.2)
Consolidated income from continuing operations before income taxes	$(7.8)	$251.1	$516.4

	Fiscal
	2015	2014	2013
Capital expenditures:
Insurance	$7.5	$9.4	$4.1
Asset Management	0.2	0.9	0.3
Consolidated capital expenditures	$7.7	$10.3	$4.4

	September 30,
Total assets:	2015	2014
Insurance	$24,295.2	$23,195.8
Asset Management	339.9	692.5
Intersegment elimination	(209.5)	(363.2)
Consolidated total assets	$24,425.6	$23,525.1

	September 30,
Total long-lived assets:	2015	2014
Insurance	$14.3	$11.4
Asset Management	1.2	1.4
Consolidated total long-lived assets	$15.5	$12.8

(20) Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following are the significant events which occurred subsequent to September 30, 2015 but before these financial statements were issued:

FGL Merger
We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next twelve months and certain other specified criteria are met, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheets in the period in which the business is classified as held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
As discussed in Note 1, Basis of Presentation, on November 8, 2015, Anbang entered into a definitive merger agreement to acquire FGL. Pursuant to the agreement, Anbang will acquire all of the outstanding shares of FGL. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47 million shares, or 80.5% of FGL. FGL is part of the Company’s Insurance reportable business segment. The Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, NYDFS, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.
The following table summarizes the components of FGL’s assets and liabilities included in the Consolidated Balance Sheets at September 30, 2015 and 2014:

	September 30,
	2015	2014
Assets
Investments:
Fixed maturities	$17,745.5	$17,434.6
Equity securities	620.0	697.7
Derivatives	81.9	296.3
Asset-based loans	109.2	212.9
Commercial mortgage loans	489.2	136.2
Other invested assets	45.1	22.0
Total investments	19,090.9	18,799.7
Related party loans	78.4	112.7
Cash and cash equivalents	501.8	576.4
Accrued investment income	191.2	181.8
Reinsurance recoverable	3,578.7	3,664.8
Deferred tax assets	207.9	125.6
Properties	14.4	11.4
DAC and VOBA, net	1,048.5	550.6
Other assets	250.0	151.7
Total assets	24,961.8	24,174.7
Liabilities
Insurance reserves:
Contractholder funds	17,769.8	16,463.5
Future policy benefits	3,467.5	3,504.3
Liability for policy and contract claims	55.3	58.1
Funds withheld from reinsurers (a)	1,267.5	1,330.8
Total insurance reserves	22,560.1	21,356.7
Debt	300.0	300.0
Accounts payable and other current liabilities	43.7	67.4
Other liabilities	518.8	769.4
Total liabilities	23,422.6	22,493.5
Net FGL assets included in HRG’s consolidated balance sheet	1,539.2	1,681.2
Less: noncontrolling interest	292.9	325.2
Total carrying value of HRG’s interest in FGL’s net assets	$1,246.3	$1,356.0
(a) Primarily related to Front Street which is eliminated upon consolidation

At September 30, 2015, the carrying value of the Company’s interest in FGL was $13.3 lower than the fair value less cost to sell based on the sales price.
We report the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360 and ASU 2014-08. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statements of Income for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.
The results of operations for FGL were not presented as discontinued operations in the Consolidated Statements of Operations since FGL did not meet the held for sale criteria as of September 30, 2015, as discussed above.
The following table summarizes the components of income attributable to FGL included in the Consolidated Statements of Operations for Fiscal 2015, 2014 and 2013:

	Fiscal
	2015	2014	2013
Revenues:
Insurance premiums	$58.5	$55.6	$58.7
Net investment income	850.8	760.2	707.6
Net investment (losses) gains	(2.0)	306.7	517.7
Insurance and investment product fees and other	89.2	68.3	61.5
Total revenues	996.5	1,190.8	1,345.5
Operating costs and expenses:
Benefits and other changes in policy reserves	578.4	787.5	532.9
Selling, acquisition, operating and general expenses	113.2	101.7	109.8
Impairments and bad debt expense	(0.4)	0.6	1.2
Amortization of intangibles	41.8	97.5	182.3
Total operating costs and expenses	733.0	987.3	826.2
Operating income	263.5	203.5	519.3
Interest expense	23.6	22.5	11.5
Net income before income taxes	239.9	181.0	507.8
Income tax expense	84.1	23.4	159.9
Net income	155.8	157.6	347.9
Less: net income attributable to noncontrolling interest	30.4	26.2	—
Net income - attributable to common and participating preferred stockholders	$125.4	$131.4	$347.9

Schedule I
FS HOLDCO II LTD. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties
September 30, 2015
(In millions)

	Amortized cost	Fair value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$367.9	$381.5	$381.5
States, municipalities and political subdivisions	1,519.7	1,607.6	1,607.6
Foreign governments	7.3	6.8	6.8
Public utilities	1,892.9	1,849.0	1,849.0
All other corporate bonds	13,440.5	13,502.5	13,502.5
Redeemable preferred stock	163.2	167.4	167.4
Total fixed maturities	17,391.5	17,514.8	17,514.8
Equity securities:
Common Stocks:
Banks, trust and insurance companies	57.9	57.7	57.7
Nonredeemable preferred stock	535.5	558.9	558.9
Total equity securities	593.4	616.6	616.6
Derivative investments	219.0	81.9	81.9
Asset-based loans	335.8	335.8	335.8
Policy loans	489.2	489.6	489.2
Other long-term investments	39.6	39.6	39.6
Total investments	$19,068.5	$19,078.3	$19,077.9

(a)
Represents (i) original cost reduced by repayments and other-than-temporary impairments and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by other-than-temporary impairments for equity securities, (iii) original cost for derivative investments, and (iv) unpaid principal balance reduced by an allowance for credit losses for commercial-mortgage and asset-based loans.

See accompanying Independent Auditors’ Report.

Schedule II
FS HOLDCO II LTD. (Parent Only)
CONDENSED BALANCE SHEETS
(In millions)

	September 30,
	2015	2014
ASSETS
Cash and cash equivalents	$2.0	$2.2
Receivables, net	—	0.7
Deferred tax assets	1.9	1.0
Investments in consolidated subsidiaries	1,271.6	1,522.3
Total assets	$1,275.5	$1,526.2
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued expenses	$1.7	$0.1
Total liabilities	1.7	0.1
Shareholder’s equity
Common Stock	—	—
Contributed capital	500.0	478.3
Retained earnings	696.1	764.6
Accumulated other comprehensive income	77.7	283.2
Total shareholder’s equity	1,273.8	1,526.1
Total liabilities and shareholder’s equity	$1,275.5	$1,526.2

See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Fiscal
	2015	2014	2013
Revenues	$—	$—	$—
Cost of revenues	—	—	—
	—	—	—
Operating Expenses:
General and administrative expenses	0.1	0.3	—
Total operating expenses	0.1	0.3	—
Operating loss	(0.1)	(0.3)	—
Other income:
Equity in net (loss) income of subsidiaries	(52.4)	173.2	354.9
(Loss) income before income taxes	(52.5)	172.9	354.9
Income tax expense	1.4	0.4	—
Net (loss) income	$(53.9)	$172.5	$354.9
See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2015	2014	2013
Cash flows from operating activities:
Net income	$(53.9)	$172.5	$354.9

Adjustments to reconcile net income to net cash used in operating activities
Equity in net income of subsidiaries	52.4	(173.2)	(354.9)
Dividends received	14.6	65.4	96.8
Change in deferred tax assets	(0.9)	1.0	—
Change in accounts receivable and prepaid expenses	2.2	(0.7)	—
Change in accounts payable and accrued expenses	—	0.1	—
Net change in cash due to operating activities	14.4	65.1	96.8
Cash flows from investing activities:
Capital contributions to subsidiaries	(36.0)	(5.2)	(109.5)
Net change in cash due to investing activities	(36.0)	(5.2)	(109.5)
Cash flows from financing activities:
Cash contributions from parent	36.0	5.2	112.0
Dividend payments	(14.6)	(65.4)	(96.8)
Net change in cash due to financing activities	21.4	(60.2)	15.2
Net change in cash and cash equivalents	(0.2)	(0.3)	2.5
Cash and cash equivalents at beginning of year	2.2	2.5	—
Cash and cash equivalents at end of year	$2.0	$2.2	$2.5
Supplemental disclosures of cash flow information:
Distribution of non-cash net assets to HRG Group, Inc. and subsidiaries	$—	$—	$41.0

See accompanying Independent Auditors’ Report.

Schedule III
FS HOLDCO II LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2015	2014	2013
Life Insurance (single segment):
Deferred acquisition costs	$818.7	$463.8	$340.6
Future policy benefits, losses, claims and loss expenses	4,096.8	3,655.5	3,556.8
Other policy claims and benefits payable	55.3	58.1	51.5
Premium revenue	59.8	56.6	58.8
Net investment income	918.3	824.5	715.5
Benefits, claims, losses and settlement expenses	(625.5)	(852.7)	(531.8)
Amortization of deferred acquisition costs	20.0	(41.7)	(45.3)
Other operating expenses	(125.4)	(114.7)	(111.4)

See accompanying Independent Auditors’ Report.

Schedule IV
FS HOLDCO II LTD. AND SUBSIDIARIES
Reinsurance
(In millions)

Fiscal 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,933.1	$(2,010.1)	$0.4	$923.4	—%
Premiums and other considerations:
Traditional life insurance premiums	$260.1	$(199.8)	$(0.5)	$59.8	(0.8)%
Annuity product charges	159.7	(68.1)	—	91.6	—%
Total premiums and other considerations	$419.8	$(267.9)	$(0.5)	$151.4	(0.3)%

Fiscal 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,785.6	$(2,014.3)	$16.4	$787.7	2.1%
Premiums and other considerations:
Traditional life insurance premiums	$266.8	$(246.1)	$35.9	$56.6	63.4%
Annuity product charges	142.5	(71.4)	—	71.1	—%
Total premiums and other considerations	$409.3	$(317.5)	$35.9	$127.7	28.1%

Fiscal 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$2,596.7	$(1,965.4)	$17.3	$648.6	2.7%
Premiums and other considerations:
Traditional life insurance premiums	$279.2	$(253.2)	$32.8	$58.8	55.8%
Annuity product charges	135.5	(75.0)	—	60.5	—%
Total premiums and other considerations	$414.7	$(328.2)	$32.8	$119.3	27.5%

See accompanying Independent Auditors’ Report.

HGI FUNDING, LLC FINANCIAL STATEMENTS

Independent Auditors’ Report
The Board of Directors
HGI Funding, LLC:
We have audited the accompanying financial statements of HGI Funding, LLC, which comprise the balance sheets as of September 30, 2015 and 2014, and the related statements of operations and comprehensive income, member’s equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of HGI Funding, LLC as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 20, 2015

HGI FUNDING, LLC
BALANCE SHEETS
(In thousands)

	September 30,
	2015	2014
ASSETS
Investments, at fair value:
Non-affiliates	$32,796	$93,684
Affiliate	593,349	288,454
Total investments	626,145	382,138
Cash	438	1,874
Due from affiliate	—	10,487
Restricted cash	216	1,275
Other assets	147	14
Total assets	$626,946	$395,788
LIABILITIES AND MEMBER’S EQUITY
Other liabilities	$94	$—
Total liabilities	94	—

Commitments and contingencies (Note 7)

Member’s equity:
Contributed capital	514,134	297,229
Retained earnings	112,718	98,559
Total member’s equity	626,852	395,788
Total liabilities and member’s equity	$626,946	$395,788
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year ended September 30,
	2015	2014	2013
Investment income:
Dividend and interest income:
Non-affiliates	$60	$2,411	$668
Affiliate	5,382	3,622	2,001
Gross investment income	5,442	6,033	2,669
Investment fees	—	90	54
Net investment income	5,442	5,943	2,615
Realized and unrealized gains and losses on investments:
Net realized (losses) gains on sale of investments	(44,509)	3,686	(18,186)
Net change in unrealized (losses) gains on investment in affiliate	(65)	78,166	61,627
Net change in unrealized gains (losses) on investments in non-affiliates	54,407	(11,060)	15,797
Net realized and unrealized foreign exchange gains (losses)	—	54	(87)
Net recognized gains on investments	9,833	70,846	59,151
General and administrative expenses	1,116	325	646
Other income	—	300	—
Income before income taxes	14,159	76,764	61,120
Income tax expense (Note 6)	—	—	—
Net income	14,159	76,764	61,120
Other comprehensive income	—	—	—
Total comprehensive income	$14,159	$76,764	$61,120
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF MEMBER’S EQUITY
(In thousands)

	Contributed capital	Retained earnings	Total member’s equity
Balances at September 30, 2012	$262,232	$(39,325)	$222,907
Return of capital to HRG Group, Inc.	(125,160)	—	(125,160)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	346	—	346
Contributed capital from HRG Group, Inc.	91,683	—	91,683
Comprehensive income	—	61,120	61,120
Balances at September 30, 2013	229,101	21,795	250,896
Return of capital to HRG Group, Inc.	(4,181)	—	(4,181)
Deemed distribution to HRG Group, Inc.	(13,537)	—	(13,537)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	295	—	295
Contributed capital from HRG Group, Inc.	85,551	—	85,551
Comprehensive income	—	76,764	76,764
Balances at September 30, 2014	297,229	98,559	395,788
Return of capital to HRG Group, Inc.	(82,762)	—	(82,762)
Deemed distribution to HRG Group, Inc.	(10,307)	—	(10,307)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	423	—	423
Contributed capital from HRG Group, Inc.	309,551	—	309,551
Comprehensive income	—	14,159	14,159
Balances at September 30, 2015	$514,134	$112,718	$626,852
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$14,159	$76,764	$61,120
Adjustments to reconcile net income to operating cash flows:
Net realized and unrealized gains on investments	(9,833)	(70,792)	(59,238)
Realized and unrealized foreign exchange gains on investments	—	(54)	(11)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	423	295	346
Amortization of discount on affiliate receivable	—	(1,442)	—
Changes in operating assets and liabilities:
Other assets	(133)	(14)	—
Other liabilities	58	(300)	(4,146)
Net change in cash due to operating activities	4,674	4,457	(1,929)
Cash flows from investing activities:
Cost of investments acquired	—	(83,417)	(20,801)
Purchase of common stock of an affiliate	(304,960)	(3,795)	(73,691)
Proceeds from sales of investments	70,786	11,218	122,922
Purchase of affiliate receivable	—	(9,045)	—
Net change in cash due to investing activities	(234,174)	(85,039)	28,430
Cash flows from financing activities:
Return of capital to HRG Group, Inc.	(82,762)	(4,181)	(125,160)
Change in restricted cash	1,275	255	(1,530)
Contributed capital from HRG Group, Inc.	309,551	85,551	91,683
Net change in cash due to financing activities	228,064	81,625	(35,007)
Net change in cash and cash equivalents	(1,436)	1,043	(8,506)
Cash and cash equivalents at beginning of period	1,874	831	9,337
Cash and cash equivalents at end of period	$438	$1,874	$831
Supplemental disclosures of cash flow information:
Non-cash transaction:
Deemed distribution to HRG Group, Inc.	$10,307	$13,537	$—
See accompanying notes to financial statements.

HGI FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except per share figures)
(1) Basis of Presentation and Nature of Business
HGI Funding, LLC (“HGI Funding” or the “Company”) is a direct, wholly-owned subsidiary of HRG Group, Inc. (“HRG”). HRG is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. HRG’s shares of common stock trade on the New York Stock Exchange under the symbol “HRG.”
HGI Funding, a Delaware Limited Liability Company, manages a portion of HRG’s available cash by investing in equity and debt instruments in order to acquire positions in potential acquisition targets. The Company operates in one segment and has a fiscal year-end of September 30. References herein to Fiscal 2015, 2014 and 2013 refer to the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(2) Significant Accounting Policies and Practices
The following is a summary of significant accounting policies followed by the Company.
Investments
The Company’s investments consist of marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” which would otherwise have been classified as an equity method investment. Investment transactions are accounted for as of the trade date and any realized gains or losses from such transactions are calculated on a first in, first out basis and are included in the appropriate caption in the Statements of Operations and Comprehensive Income.
The Company’s investments in marketable equity securities classified as trading and carried at fair value include common stock of Spectrum Brands Holdings, Inc. (“Spectrum Brands”), an affiliated company under common control of the Company’s parent, HRG. The Company held 10.92% and 6.04% of Spectrum Brands’ outstanding common stock and had four and three common directors on Spectrum Brands’ board of directors as of September 30, 2015 and 2014, respectively. As a result, the Company had significant influence over the financial and operating decisions of Spectrum Brands. As a consequence of having significant influence, the Company’s interest in Spectrum Brands is considered an equity method investment under ASC Topic 323, “Investments — Equity Method and Joint Ventures,” for which the Company has elected the fair value option under ASC Topic 825.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. In July 2015, the FASB voted to issue a final ASU that will defer the effective date by one year to annual reporting periods beginning after December 15, 2017 and the interim periods within that year, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and the interim periods within that year. This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019. The Company has not selected a method for adoption, nor determined the potential effects on our consolidated financial statements.
(3) Significant Risks and Uncertainties
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates.
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
The Company is exposed to equity price risk since it invests in marketable equity securities, which as of September 30, 2015 and 2014 are all classified as trading securities. The Company follows an investment policy approved by the board of directors of HRG which sets certain restrictions on the amounts and types of investments it may make.
Investment Concentration Risk
As of September 30, 2015 and 2014, the Company’s most significant investment in one industry were the investment securities in the consumer products sector with a fair value of $593,349 or 95% of the Company's invested assets and $309,539 or 81% of the Company's invested assets, comprised of one and two issuers, respectively. As of September 30, 2015 and 2014, the only investment in a single issuer that exceeded 10% of the Company's Member's equity was the Company's investment in Spectrum Brands (consumer products sector), with a fair value of $593,349 and $288,454, respectively. The investment in Spectrum Brands was also the Company's largest concentration in any single issuer as of September 30, 2015 and 2014 representing 95% and 75% of invested assets, respectively.

(4) Investments
The Company’s investments are summarized as follows:

	September 30,
	2015	2014
Marketable equity securities	$626,145	$380,103
Marketable debt securities	—	2,035
Total	$626,145	$382,138
There were $170,931 and $116,638 of net unrealized gains recognized in “Investments” that relate to trading securities held at September 30, 2015 and 2014, respectively, including $156,849 and $156,914 of unrealized gains on the Company’s investment in Spectrum Brands at September 30, 2015 and 2014.
Spectrum Brands
Included in marketable equity securities as of September 30, 2015 and 2014, above, were 6.5 million and 3.2 million shares of Spectrum Brands, an affiliate under common control, an equity method investee carried at fair market value ($593,349 and $288,454 as of September 30, 2015 and 2014, respectively) using the fair value option under ASC Topic 825. The unrealized (losses) gains in the fair market value of the Company’s investment in Spectrum Brands for Fiscal 2015, 2014 and 2013 of $(65), $78,166 and $61,627, respectively are reported in the Statements of Operations and Comprehensive Income as “Net change in unrealized (losses) gains on investment in affiliate.”
The following table presents summarized financial information derived from Spectrum Brands’ consolidated financial statements:

	September 30,
	2015	2014
Balance sheet data:
Current assets	$1,732,165	$1,434,626
Non-current assets	5,565,811	4,078,403
Current liabilities	1,031,433	915,704
Non-current liabilities	4,659,670	3,510,495
Stockholders' equity	1,606,873	1,086,830

	Fiscal
	2015	2014	2013
Operating data:
Net sales	$4,690,357	$4,429,109	$4,085,581
Gross profit	1,670,349	1,568,869	1,390,312
Operating income	474,089	481,933	351,177
Net income (loss)	149,411	214,506	(55,313)
Basic net income (loss) per common share	2.68	4.07	(1.06)
Diluted net income (loss) per common share	2.66	4.02	(1.06)
Dividends declared per common share	1.27	1.15	0.75
(5) Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$626,145	$—	$—	$626,145	$626,145
Cash	438	—	—	438	438
Restricted cash	216	—	—	216	216
Total financial assets	$626,799	$—	$—	$626,799	$626,799

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$380,103	$2,035	$—	$382,138	$382,138
Cash	1,874	—	—	1,874	1,874
Restricted cash	1,275	—	—	1,275	1,275
Total financial assets	$383,252	$2,035	$—	$385,287	$385,287
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
(6) Income Taxes
HGI Funding is a single-member limited liability company wholly owned by HRG. For income tax purposes, the Company is a disregarded entity. Accordingly, the results of its operations are taxed as if the Company were part of HRG. As a result, income tax expense (benefit) is not recorded in the Company’s financial statements.
If the Company were a separate taxable entity, its income tax benefit would be computed in accordance with ASC Topic 740, “Income Taxes.” On a pro forma basis, the Company’s income tax expense (benefit) would have been the following: (i) for Fiscal 2015, income tax benefit would have been $2,379 of which, $209 would have been current tax expense and $2,588 would have been deferred tax benefit; (ii) for Fiscal 2014, income tax expense would have been $31,216, of which $2,219 would have been current and $28,997 would have been deferred; (iii) for Fiscal 2013, income tax expense would have been $21,604, of which $35 would have been current and $21,569 would have been deferred.
(7) Commitments and Contingencies
Operating Lease
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. All of the leases expire between November 2018 and December 2022. The Company subleases certain of its lease commitments to affiliated and non-affiliated entities partially offsetting rent expense.
Future annual minimum rental commitments under non-cancelable operating leases pertaining to buildings, net of contractual third-party sublease, are as follows:

Fiscal Year	Operating Leases	Sublease	Net
2016	$2,392	$415	$1,977
2017	2,392	415	1,977
2018	2,392	415	1,977
2019	1,654	69	1,585
2020	1,507	—	1,507
Thereafter	3,264	—	3,264
Total minimum lease payments	$13,601	$1,314	$12,287
During Fiscal 2015 and 2014, the Company received sublease income from affiliated entities of $1,802 and $462, respectively.
Guarantees
On May 7, 2015, Compass, a majority-owned subsidiary of HRG, entered into an amendment to the revolving credit agreement entered into by Compass (the "Compass Credit Agreement") and concurrently with such amendment the Company, entered into an agreement pursuant to which it provided a limited unconditional and irrevocable guarantee for the full and prompt payment when due of certain present and future payment obligations under the Compass Credit Agreement, which obligations are secured by a pledge of certain of the Company's assets as collateral. Pursuant to this agreement, the Company has agreed to provide debt or equity contributions to Compass following the October 2015 redetermination in an aggregate amount not to exceed the amount of any borrowing base deficiency that may exist at such time. The Company’s aggregate obligations in connection with such guaranty and such contributions was not to exceed $80,000 (plus certain interest charges on unpaid amounts under the guaranty and reimbursement of enforcement expenses), but could be less depending on the amounts outstanding under the Compass Credit Agreement at that time (the “Secured Amount”). The Secured Amount was to be secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 33.3% of fair market value (measured as the 20 day volume weighted average price of such marketable securities). At September 30, 2015, the Company had pledged marketable securities valued at $240,000 under this guarantee. The expiration date of the guarantee occurs upon the closing of the Compass' next scheduled borrowing base redetermination in October 2015. At September 25, 2015, Compass was current on all obligations related to the Compass Credit Agreement. No losses have been experienced by the Company under this guarantee. See Note 9, Subsequent Events for updates to the terms of the guarantee following the October 2015 borrowing base redetermination.
During Fiscal 2015, Salus Capital Partners, LLC (“Salus”), a subsidiary of HRG, executed Canadian Dollar (“CAD”) swap agreement with Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), a subsidiary of HRG, to convert the CAD cash flows into United States dollar (“USD”) cash flows. Under this swap agreement, Salus will reimburse FGL Insurance for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. The cumulative foreign exchange losses related to such cash flows at September 30, 2015 were $10,971. The Company executed an agreement with FGL Insurance to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus.
(8) Related Party Transactions
During Fiscal 2015 and 2014, the Company acquired 3.3 million and 50 thousand shares of common stock of Spectrum Brands, an affiliate, for an aggregate cost of $304,960 and $3,795, respectively. During Fiscal 2015, Spectrum Brands completed its acquisition (the “AAG Acquisition”) of Armored AutoGroup Parent Inc., a consumer products company. Spectrum Brands funded the AAG Acquisition with the proceeds of its offering of debt and a registered offering of 6.2 million of shares of Spectrum Brands’ common stock (the “Equity Offering”). In the Equity Offering, the Company acquired 3.0 million shares of the common stock offered thereby.
On October 9, 2015, subsequent to the fiscal year end, the Company entered into a Stock Purchase Agreement with HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35,088. Jefferies LLC (“Jefferies”), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of Common Stock, agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50. . In addition, Mr. Falcone, who was at that time through Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, purchased through an HCP fund 540 thousand shares of HC2 in the transaction at a purchase price of $7.50 per share. The market value of the investment in HC2 at September 30, 2015 was $32,796.
During Fiscal 2014, the Company entered into a purchase agreement with Frederick's of Hollywood ("FOH"), an affiliate at the time. As part of the agreement, the Company purchased receivables from various vendors at a discount of $1,442. The Company paid a total of $9,045 and assumed $10,487 of FOH's accounts receivable. The entire balance of the receivable is reported in the balance sheet under "Due from affiliate." During Fiscal 2015, this receivable was assigned and transferred to HGI Global Holdings, LLC (“HGI Global”), a wholly-owned subsidiary of HRG, as a deemed distribution.
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
Immediately following the acquisition described above, the Company assigned and transferred its ownership of interest in FOHG to HGI Global. Upon completion of the transaction, the Company recorded a receivable of $13,537 that was subsequently distributed to HRG as a deemed distribution.
(9) Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. The following significant event occurred subsequent to September 30, 2015 but before these financial statements were issued:
Compass Guarantee
On November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a modification of the Compass’ Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the permitted ratio limit was increased to 6.00 to 1.0 for the end of each fiscal quarter through September 30, 2016. Additionally, a provision was added to allow HGI Funding to cure, at its option, defaults under the Consolidated Leverage Ratio by means of an equity contribution or increase in the amount of the guarantee (the “Optional Guarantee”) of the Compass Credit Agreement. Such amount would be applied to reduce the amount of indebtedness that Compass is deemed to have outstanding as of the relevant Consolidated Leverage Ratio test date. The amendment also provided for the reduction of the borrowing base to $320,000.
Concurrently with the amendment of the Compass Credit Agreement, HGI Funding, continued to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (which is scheduled to occur in the third fiscal quarter of calendar 2016) and committed to make a debt or equity contribution to Compass on such date in an amount to be determined (subject to the cap described below) based on the amount of the borrowing base at such time (the “Initial Secured Amount”). The guarantee was also amended to provide that HGI Funding is required to make a debt or equity contribution to Compass in the amount (if any) of the Optional Guarantee (the “Optional Secured Amount” and together with the Initial Secured Amount, the “Secured Amount”) within eleven business days of the delivery of Compass’s compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016 (the “Optional Guarantee Payment Date”). The Secured Amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100% and marketable securities are valued at 50.0% of fair market value through January 3, 2016 and 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). Through December 15, 2015 or the date Compass is to close the sale if its Holly, Waskom, and Danville assets to a third party (the “Compass Asset Sale”), whichever occurs first, HGI Funding’s aggregate obligations in connection with the Initial Guarantee and related contributions are not to exceed $110,000 HGI Funding’s aggregate obligations in connection with the Initial Guarantee subsequent to December 15, 2015 and through the June 2016 borrowing base redetermination date are (i) not to exceed $30,000 upon closing the Compass Asset Sale and the corresponding reduction of the borrowing base under the Compass Credit Agreement by $145,000; or (ii) not to exceed $65,000 prior to the closing of the Compass Asset Sale in conjunction with a reduction of the borrowing base under the Compass Credit Agreement by $45,000 if the Compass Asset Sale has not closed by December 15, 2015.
The expiration date of the Initial Guarantee occurs upon the closing of Compass’ scheduled borrowing base redetermination in June 2016. The expiration date of the Optional Guarantee occurs upon the making of all required payments on the Optional Guarantee Payment Date. Compass is presently current on all obligations related to the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
See Note 8, Related Party Transactions for information related to the sale of the investment in HC2 that took place on October 9, 2015.