Form 10-K/A
period 2015-09-30
HRG GROUP, INC.
filed 2016-01-13
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)

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
There were 200,761,811 shares of the registrant’s common stock outstanding as of December 31, 2015.
Documents Incorporated By Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Company for the year ended September 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2015 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications as included herein.
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

PART III
Unless otherwise indicated or the context requires otherwise, in this Form 10-K/A, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “Asset Managers” refers collectively to the business conducted by CorAmerica, EIC, and Salus (each referred to individually as an “Asset Manager”); “Compass” refers to Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and, where applicable, their subsidiaries; “CorAmerica” refers to CorAmerica Capital, LLC and, where applicable, its consolidated subsidiaries; “EIC” refers to Energy & Infrastructure Capital, LLC and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in CorAmerica, EIC and Salus) and, where applicable, its consolidated subsidiaries; “HGI Energy” refers to HGI Energy Holdings, LLC (which holds our interests in Compass) and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

Item 10.	Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
In accordance with our Bylaws (“Bylaws”), as of the date of this report, our board of directors (our “Board”) consists of eight members. In accordance with our Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). The three classes are currently comprised of the following directors:
Class III Directors - Terms Expiring 2016
Omar M. Asali, age 45, has served as President and Chief Executive Officer of HRG since March 2015, as President of HRG effective as of October 2011 and as Acting President since June 2011. Mr. Asali has also served as a director of HRG since May 2011. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Mr. Asali is also the Vice Chairman of the board of Spectrum Brands, Chairman of the board of HAMCO, a director of FGL, Front Street Cayman, Zap.Com Corporation (“Zap.com”) and Compass, each of which is a subsidiary of HRG, and a member of the investment committee of CorAmerica, EIC and Salus, each of which is a subsidiary of HRG. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners, LLC, a significant stockholder of HRG (“Harbinger Capital”). Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech.
Frank Ianna, age 66, has served as a director of HRG since April 2013. Mr. Ianna served as director of Sprint Corporation from 2009 until August 2015. Mr. Ianna served as a director of Clearwire Corporation from November 2008 until June 2011 and as a director of Tellabs, Inc. from 2004 until 2013. Mr. Ianna served on the board of trustees of the Stevens Institute of Technology between 1997 and 2007 and as chairman of its subsidiary, Castle Point Holdings, Inc., between 2006 and 2007. Mr. Ianna has also served as a director of a number of private companies and non-profit organizations. Mr. Ianna retired from AT&T, Inc. in 2003 after a 31-year career serving in various executive positions, most recently as President of AT&T Network Services. Mr. Ianna serves as a consultant for McCreight & Company, a consulting company based in Connecticut. Mr. Ianna received his undergraduate degree from the Stevens Institute in Electrical Engineering in 1971 (BEEE), and his Master’s Degree from MIT in 1972 (MSEE) and completed the Program for Management Development (PMD), an Executive Education Program of the Harvard Business School in 1985.
Gerald Luterman, age 72, has served as a director of HRG since April 2013. Mr. Luterman has been a director of Florida Community Bank since January 2010. Mr. Luterman also serves as a director of a number of private companies and non-profit organizations. Mr. Luterman also served as Interim Chief Financial Officer of NRG Energy, Inc. (“NRG”) from November 2009 through May 2010. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Mr. Luterman has more than 30 years of experience in senior financial positions with companies including American Express Company, Booz Allen & Hamilton, Inc., Emerson Electric Company and Arrow Electronics. Mr. Luterman also served as a director of NRG from April 2009 to 2014, IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009. Mr. Luterman previously qualified as a Canadian Chartered Accountant and graduated from McGill University in Montreal, earning a Bachelor of Commerce Degree in Economics in 1965 and a M.B.A. from Harvard Business School in 1967.
Class I Directors - Terms Expiring 2017
Eugene I. Davis, age 60, has served as a director of HRG since February 2014. Mr. Davis has been the Chairman and Chief Executive Officer of Pirinate Consulting Group LLC (“Pirinate”), a privately held consulting firm, since 1999. Pirinate specializes in turnaround management, merger and acquisition consulting and strategic planning advisory services for public and private business entities. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. Mr. Davis currently serves as director of the following public companies: Spectrum Brands, a subsidiary of HRG, WMI Holdings Corp. and U.S. Concrete, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Dex One Corp., Foamex International Inc., Footstar, Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., JGWPT Holdings Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Trump Entertainment Resorts, Inc., Viskase, Inc. and YRC Worldwide, Inc. Mr. Davis holds a Bachelor of Arts in International Politics from Columbia

University, Columbia College, a Masters in International Affairs, International Law and Organization from Columbia University’s School of International Affairs and a Juris Doctor from Columbia University’s School of Law.
Andrew Whittaker, age 54, has served as a director of HRG since July 2014. Mr. Whittaker has been the Vice Chairman of Leucadia National Corporation (“Leucadia”), a significant stockholder of HRG, since 2014 and has been Vice Chairman of Jefferies Group LLC (“Jefferies”), a subsidiary of Leucadia, since 2002. Mr. Whittaker has served as a member of the board of directors of Jefferies Finance LLC since 2004. Mr. Whittaker has been a member of the Jefferies Executive Committee for the past 20 years. He was formerly the Co-Head of Investment Banking at Jefferies. Mr. Whittaker has over 28 years of investment banking experience in a broad range of industries. Mr. Whittaker received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College.
Class II Directors - Terms Expiring 2018
Joseph S. Steinberg, age 71, has served as Chairman of the Board of HRG since December 2014 and as a director of HRG since July 2014. Mr. Steinberg has also served on the board of directors of FGL and Spectrum Brands since February 2015 and March 2015, respectively, each of which is a subsidiary of HRG. Mr. Steinberg is Chairman of the board of directors of Leucadia, which is a significant stockholder of HRG. He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 1, 2013, when he became the Chairman of the Leucadia board of directors. Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation (“HomeFed”) since 1999 and as a HomeFed director since 1998. Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd. Mr. Steinberg has served as a director of Jefferies since April 2008. Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012.
Curtis A. Glovier, age 51, has served as a director of HRG since February 2015. Mr. Glovier currently serves as a Managing Director at Fortress Investment Group LLC (“Fortress”), which, through its affiliated funds, is a significant stockholder of HRG. Prior to joining Fortress in 2007, Mr. Glovier served as a Managing Director and Co-Head of the Middle Market Buyout Group at Perseus, LLC. Prior to joining Perseus, LLC in 2000, he was a Managing Director of Nassau Capital. Prior to joining Nassau Capital, Mr. Glovier worked at Goldman, Sachs & Co. in the Mergers & Acquisitions, Structured Finance and Leveraged Buyout groups, and was also a management consultant at The Boston Consulting Group. Mr. Glovier has served as a director of several companies in a variety of industries, including the financial services, branded consumer products, pharmaceutical and alternative energy areas. He currently serves on the board of directors of CarCor Investment Holdings LLC, Omnisure Group, LLC and SNAAC Investors LLC. Mr. Glovier has also served on the board of the directors of Opus Bank, a publicly traded bank, since September 2010. Mr. Glovier holds a B.A. from Princeton University, a M.Ec. from James Cook University in Australia, and an M.B.A. as a Palmer Scholar from The Wharton School at the University of Pennsylvania.
David M. Maura, age 43, has served as Managing Director and Executive Vice President of Investments of HRG effective as of October 2011 and as a director of HRG since May 2011. Mr. Maura has also served as the Chairman of the board of directors of Spectrum Brands, a subsidiary of HRG, since July 2011 and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Prior to becoming Managing Director and Executive Vice President of Investments at HRG, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital, a significant stockholder of HRG. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.), Applica Incorporated, and Ferrous Resources Ltd. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.
EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company as of January 13, 2016. All officers of the Company serve at the discretion of our Board.

Name	Position
Omar M. Asali*	Director, Chief Executive Officer and President
David M. Maura*	Director and Executive Vice President of Investments
George C. Nicholson	Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
* For more information regarding Messrs. Asali and Maura, see “Board of Directors” above.
George C. Nicholson, age 56, has served as Senior Vice President and Chief Accounting Officer of HRG since November 2015. Mr. Nicholson was appointed to the additional office of Acting Chief Financial Officer of the Company on January 4, 2016. Previously, Mr. Nicholson was employed by HAMCO, a subsidiary of HRG, from May 2013 to November 2015. Mr. Nicholson served as Vice President and Controller of Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) from August 2007 through May 2013. Prior to joining FGL Insurance, Mr. Nicholson served as Chief Accounting Officer of Capital Bank Corporation

from September 2005 to August 2007 and previously held executive positions at Nationwide Mutual Insurance Company and London Pacific Life & Annuity Company. Mr. Nicholson spent 10 years with Ernst & Young ending as a Senior Manager specializing in the energy and financial services industry. Mr. Nicholson is a Certified Public Accountant and holds a M.B.A. degree from the University of Kentucky and a B.B.A. degree from Eastern Kentucky University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors, executive officers, and the persons who beneficially own more than 10% of the common stock, par value $0.01 per share, of the Company (the “Common Stock”) and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports filed with the SEC, we believe that these persons have complied with all applicable filing requirements during Fiscal 2015, except that Mr. Maura reported one transaction on a Statement of Changes in Beneficial Ownership on Form 4 and Mr. Asali reported one transaction on an Annual Statement of Beneficial Ownership of Securities on Form 5 later than the time prescribed by the SEC. Additionally, Global Opportunities Breakaway MM, L.L.C, a beneficial owner of more than 10% of our Common Stock, filed an Initial Statement of Beneficial Ownership of Securities on Form 3 and reported three transactions on a Statement of Changes in Beneficial Ownership on Form 4 later than the time prescribed by the SEC.
PERFORMANCE GRAPH
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our Common Stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies consisting of Leucadia, Carlisle Companies Inc., Apollo Global Management, LLC and Standex International Corp. The performance graph shows the total return on an investment of $100 for the period beginning September 30, 2010 and ending September 30, 2015. The Company believes that the peer group of companies provides a reasonable basis for comparing total stockholder returns. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among HRG Group, Inc., the Russell 2000 Index, and a Peer Group

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
Director Independence
Our Board has determined that Messrs. Davis, Glovier, Ianna, Luterman, Steinberg and Whittaker, our non-management directors, qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules. Under our Corporate Governance Guidelines and the NYSE Rules, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with HRG. Based upon information requested from and provided by each director concerning their background, employment and affiliations, our Board has determined that each of the independent directors named above has no material relationship with HRG, nor has any such person entered into any material transactions or arrangements with HRG or its subsidiaries, and is therefore independent under the NYSE Rules. In making such determination, our Board considered a variety of factors, including certain ordinary course of business transactions from time to time between us and certain entities affiliated with non-management directors, and determined that our non-management directors qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules.
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
Our Board has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for Chief Executive and Senior Financial Officers to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions. Our Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our Common Stock, or (ii) pledging our Common Stock, unless, in each case, first pre-approved by our General Counsel. Our Board has also adopted an equity retention policy for the Company’s senior management and our non-executive Directors.
Meetings of Independent Directors
We generally hold executive sessions at each Board and committee meeting. The Chairman of our Board presides over executive sessions of the entire Board and the chairman of each committee presides over the executive session of that committee.
Board Structure and Risk Oversight
Mr. Steinberg serves as the Chairman of our Board and Mr. Asali serves as a member of our Board and our President and Chief Executive Officer. Mr. Asali is responsible for overseeing the day-to-day activities of the Company, including M&A activity and overall business strategy for the Company and its subsidiaries.
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
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Chief Executive and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website under the heading “Corporate Governance” at www.HRGgroup.com. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to HRG. Inquiries must be directed to the Investor Relations Department at HRG Group, Inc., 450 Park Avenue, 29th floor, New York, New York 10022.
INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS
Our Audit Committee, Compensation Committee and NCG Committee were our Board’s standing committees during Fiscal 2015. Our Board held 20 meetings during Fiscal 2015. In addition, a special committee of the independent directors of our Board operated on an ad hoc basis, holding 13 meetings during Fiscal 2015.
Audit Committee
As of the date hereof, our Audit Committee is composed of Messrs. Luterman (Chairman), Davis and Ianna. Our Board determined that all members of our Audit Committee qualify as independent under applicable SEC rules (including Exchange Act rule 10A-3), NYSE Rules and the Company’s Corporate Governance Guidelines. Messrs. Luterman, Ianna and Davis also qualify as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. Messrs. Luterman, Davis and Ianna were members of the Audit Committee for the entirety of Fiscal 2015. Our Audit Committee held five meetings during Fiscal 2015.
Our Audit Committee has been delegated the authority to, among other things, (i) appoint and replace the independent auditor; (ii) determine the compensation and oversight of the independent auditor; (iii) pre-approve all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for the Company by its independent auditor; (iv) provide oversight with respect to the Company’s internal control and procedures; and (v) prepare any reports required by law to be prepared by the Audit Committee. Our Audit Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.HRGgroup.com, under the heading “Corporate Governance.”
Compensation Committee
As of the date hereof, our Compensation Committee is composed of Messrs. Davis (Chairman), Glovier, Ianna, Luterman and Steinberg. Messrs. Davis, Ianna, Luterman and Steinberg were members of the Compensation Committee for the entirety of Fiscal 2015. Mr. Glovier was appointed as a member of the Compensation Committee on February 19, 2015. Our Board determined that all members of our Compensation Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our Compensation Committee held nine meetings during Fiscal 2015.
Our Compensation Committee has been delegated the authority to, among other things, (i) review and recommend to our Board corporate goals and objectives relevant to our executive officer compensation and recommend to our Board the compensation level of our executive officers; (ii) make recommendations to our Board with respect to executive officer compensation and benefits, including incentive-compensation and equity-based plans for executive officers; (iii) review and recommend to our Board any employment agreements or severance or termination arrangements to be made with any of our executive officers; and (iv) review and discuss with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. Our Compensation Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.HRGgroup.com, under the heading “Corporate Governance.”
NCG Committee
As of the date hereof, our NCG Committee is composed of Messrs. Ianna (Chairman), Davis, Glovier, Luterman and Steinberg. Messrs. Ianna, Davis, Luterman and Steinberg were members of the NCG Committee for the entirety of Fiscal 2015. Mr. Glovier was appointed as a member of our NCG Committee on February 19, 2015. Our Board determined that all members of our NCG Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our NCG Committee held five meetings during Fiscal 2015.
Our NCG Committee has been delegated the authority to, among other things, (i) develop and recommend to our Board for approval the criteria for Board membership and identify individuals qualified to become members of our Board; (ii) as directed by our Board from time to time, either select or recommend to our Board for selection director nominees for the next annual meeting of stockholders or to fill vacancies on our Board; (iii) assist the Board in determining whether individual directors have material relationships with our Company that may interfere with their independence; and (iv) develop, review and assess at least annually the adequacy of the Company’s corporate governance principles and guidelines, the Board’s and management’s review of the Company’s risk oversight process, and make recommendations to the Board as the NCG Committee deems appropriate. Our NCG Committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our Board, which can be viewed on our website, www.HRGgroup.com, under the heading “Corporate Governance.”

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2015, Fiscal 2014 and Fiscal 2013 for the following individuals (each a “named executive officer” as of September 30, 2015):

•	Omar M. Asali, a Director, our President and Chief Executive Officer;

•	Thomas A. Williams, our former Executive Vice President and Chief Financial Officer;

•	David M. Maura, a Director and our Managing Director and Executive Vice President of Investments;

•	Michael Sena, our former Senior Vice President and Chief Accounting Officer; and

•	Philip A. Falcone, our former Chief Executive Officer, and Chairman of our Board.
During Fiscal 2015, Mr. Falcone, our former Chief Executive Officer and Chairman of our Board, Mr. Williams, our former Executive Vice President and Chief Financial Officer, and Mr. Sena, our former Senior Vice President and Chief Accounting Officer, were each a “named executive officer” of the Company. As previously disclosed, Mr. Falcone’s employment with the Company was terminated on December 1, 2014, Mr. Williams’ employment with the Company was terminated on January 1, 2016 and Mr. Sena’s employment with the Company was terminated on May 20, 2015.
Executive Summary
Highlights for Fiscal 2015
During Fiscal 2015, we executed on a number of strategic initiatives, including:

•	At HRG, appointing Omar Asali, our then President, to the additional position of CEO.

•
At HRG, successfully accessing the capital markets through a series of tack-ons to HRG’s existing 7.875% and 7.75% notes, using a portion of the $400 million in proceeds raised to participate in and support a $575 million equity offering at Spectrum Brands.

•
At Spectrum Brands, expanding our portfolio and geographic reach in key areas through acquisitions, including: the $1.4 billion purchase of Armored AutoGroup Parent, Inc., a leading producer of automotive aftermarket appearance products and performance chemicals; the $115.7 million acquisition of Proctor and Gamble’s European pet food business, consisting of the IAMS and Eukanuba brands; and the $146.8 million acquisition of Salix Animal Health, a producer and distributor of premium treats and snacks.

•
At Spectrum Brands, refinancing a portion of its indebtedness to improve leverage and reduce borrowing costs by: entering into a credit facility, the proceeds from which were used to repay Spectrum Brands’ then existing credit facility, repay its outstanding 6.75% senior unsecured notes due 2020 and repay its then-existing asset based revolving loan facility; and issuing $1.0 billion aggregate principal amount of 5.75% unsecured notes due 2025. As discussed above, Spectrum Brands also successfully completed a $575 million offering of its common stock in May 2015.

•
At FGL, FGL commencing a strategic review process, which resulted in a definitive merger agreement for Anbang Insurance Group Co., Ltd. to acquire FGL for $26.80 per share in cash. At the date of the transaction, HRG owned 47 million shares, or 80.5% of FGL. The transaction is expected to close in the third quarter of Fiscal 2016.

•
At Compass, reducing Compass’ leverage and improving its liquidity by: selling certain of Compass’ properties and assets, including certain of Compass’ Northern Louisiana properties in June 2015 for $19.2 million; and selling, in the first quarter of Fiscal 2016, certain of Compass’ assets in East Texas and North Louisiana for $160.0 million, prior to adjustments for title and environmental defects and revenues and expenses attributable to periods after July 1, 2015.

•	At HRG, receiving net proceeds of $61.6 million from the settlement of the purchase price adjustment dispute in connection with HRG’s acquisition of FGL’s subsidiaries.

•
At HRG and our subsidiaries, streamlining and simplifying our business by disposing of our interest in Frederick’s of Hollywood and refocusing the Salus business on capital recovery and away from the underwriting of new businesses.

The foregoing is a highlight summary of only certain of HRG’s performance measures as of the end of Fiscal 2015. For a more complete understanding and evaluation of the business and financial results of the Company and its subsidiaries, you are encouraged to read the Company’s other reports filed with the SEC.

Summary of Sound Governance Features of our Compensation Programs
Our compensation programs, practices and policies are reviewed and re-evaluated periodically, and are subject to change from time to time and at any time. Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. Listed below are some of the Company’s more significant practices and policies that were in effect during Fiscal 2015, which were adopted to drive performance and to align our executives’ interests with those of our stockholders.
What We Did For Fiscal 2015

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

•
Independent Executive Compensation Consultants: The Compensation Committee worked with Hodak Value Advisors (“Hodak”), its independent executive compensation consultant firm in Fiscal 2015, and separate outside counsel, as it determined appropriate.

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

What We Did Not Do for Fiscal 2015

•
No 280G or Section 409A Excise Tax Gross-Ups: We do not provide “gross-ups” for any taxes imposed with respect to Section 280G (change of control) or Section 409A (nonqualified deferred compensation) of the Internal Revenue Code.

•	No Pensions or Supplemental Pensions: Our named executive officers are not provided with pension or supplemental executive retirement plans.

•	No Single-Trigger Equity Acceleration: In Fiscal 2015, we did not provide our named executive officers “single-trigger” equity vesting upon a change of control of the Company.

•	No Repricing of Underwater Stock Options without Stockholder Approval: We do not lower the exercise price of any outstanding stock options, unless stockholders approve this.

•	No Discounted Stock Options: The exercise price of our stock options is not less than 100% of the fair market value of our Common Stock on the date of grant.

•
No Unauthorized Hedging or Pledging: Our Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our Common Stock and (ii) pledging our Common Stock, unless, in each case, first pre-approved by our General Counsel.

Compensation Philosophy and General Objectives
Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. We grant target levels of compensation that are designed to attract and retain employees who are able to meaningfully contribute to our success. Our Compensation Committee considers several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regards to each executive relative to their importance to the Company. In reviewing market data, our Compensation Committee has reviewed the total compensation for each executive officer relative to executives in the same or similar positions in an appropriate market comparison group, which includes seventeen business development or private equity companies, adjusting the total compensation observed at these peers for their size relative to the Company. The seventeen companies are American Capital, Ltd., Apollo Global Management, LLC, Blackstone Group LP, Capital Southwest Corp, Carlyle Group, Compass Diversified Holdings, Harris & Harris Group, Hercules Tech Growth Cap, Icahn Enterprises, KKR, Kohlberg Capital Corp, Leucadia, Loews Corp, Main Street Capital Corp, MCG Capital Corp, Safeguard Scientifics Inc. and Triangle Capital Corp. While median, size-adjusted total compensation is initially presumed to be competitive market pay, the Compensation Committee does not attempt to target a specific percentile within a peer group or otherwise rely exclusively on that data to determine named executive officer compensation. The Compensation Committee does not use market data to target specific components of total compensation, such as salary or bonuses, and instead determines the target total level of compensation necessary to be competitive for each executive in the relevant market for that executive’s talent.
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
Components of Executive Compensation
Our compensation program generally has four basic elements: salary, initial equity grants, incentive compensation and other benefits. Salary and benefits are designed to aid in the retention of our employees. Initial equity grants are generally, though not necessarily, awarded upon hiring or promotion, and may consist of restricted stock or stock options with a vesting period. Incentive compensation generally consists of bonuses for individual and company performance, and may be awarded as cash or equity. Equity awards will typically be vested over a period of years to enhance both retention and alignment of interests.
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
The principal elements of compensation for our named executive officers in Fiscal 2015 were:

•	base salary;

•	variable compensation potential consisting of cash and equity payouts; and

•	limited benefits.
How We Determine Each Element of Compensation
Our Compensation Committee is responsible for our executive compensation program design and administration, including a regular review of our compensation programs and evaluation of management performance and awards consistent with our bonus plan. In Fiscal 2015, our Compensation Committee was advised by Hodak, its independent executive compensation firm, and separate outside counsel, as it deemed appropriate. Throughout Fiscal 2015, our Compensation Committee, with the assistance of its advisors, reviewed the Company’s compensation program, including target levels of compensation for current and new employees, bonus plans or equity awards, and other compensation policies affecting executive officers and directors.
In light of new SEC rules and new NYSE Rules, our Compensation Committee considered the independence of its compensation consultant, including assessment of the following factors: (i) other services provided to the Company by the consultant; (ii) fees paid as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee; (v) any Company stock owned by the individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflict of interest exists that would prevent our compensation consultant from independently representing our Compensation Committee.

Base Salary
The base salary of our named executive officers is intended to provide a level of fixed compensation that contributes to the attraction or retention of our named executive officers. For Fiscal 2015, our Compensation Committee determined that the base salaries provided to our named executive officers represented an appropriate level of fixed compensation relative to each such named executive officer’s respective target total compensation, which varies by position in accordance with each such executive officer’s job responsibilities and contributions to our Company.
Annual Bonus Plan
For Fiscal 2015, Messrs. Asali, Williams, and Maura and other key employees of the Company, participated in the bonus plan established by the Compensation Committee (the “2015 Bonus Plan”). Messrs. Falcone and Sena did not receive any bonuses pursuant to the 2015 Bonus Plan because their employment with HRG was terminated prior to the end of Fiscal 2015.
The 2015 Bonus Plan is designed to (i) offer target variable compensation that provide competitive levels of total pay to executives if they achieve target results and (ii) reward and encourage value creation by executives. It provides for annual bonuses comprised of two components. The first component is an individual bonus (the “individual bonus”) based on the achievement of personal performance goals. The second component is a corporate bonus (the “corporate bonus”) based on the achievement of corporate performance measured in terms of the change in the Company’s “Net Asset Value” (as defined below) from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year end (“NAV Return”), in excess of a threshold NAV Return, which for Fiscal 2015 was set at $230.7 million (the “Fiscal 2015 Threshold NAV Return”), representing a 7% increase in the Compensation Committee’s approved Net Asset Value per share at the beginning of Fiscal 2015. Please see the discussion below for additional details for the calculation of the NAV Return.
Corporate Bonus
As stated above, for Fiscal 2015, a portion of the annual bonus (namely, the corporate bonus), was based on the Company’s NAV Return. The Company believes that NAV Return is a good proxy for creation of value for the Company and its stockholders because it encourages, among other things, the generation of cash flow by the Company’s subsidiaries and transactions resulting in appreciation of the assets of the Company and its subsidiaries. Each year the Company determines whether corporate bonuses will be awarded. If awarded, corporate bonuses are awarded with a portion immediately vested and a portion subject to vesting over a number of years. A portion of the unvested amounts are subject to forfeiture if the NAV Return thresholds are not satisfied in the following years. Our Compensation Committee believes that paying a corporate bonus consistently based on NAV Return, subject to vesting over a number of years, encourages a long-term focus on value creation for the benefit of our stockholders.
In Fiscal 2015, the Company produced a NAV Return less than $230.7 million and therefore no corporate bonuses were earned by our named executive officers. The Company’s NAV Return for Fiscal 2015 was negative $122.5 million. In addition, prior year deferred bonuses payable in Fiscal 2015 were reduced by $1.4 million in accordance with the clawback provisions of the 2015 Bonus Plan. See “Clawback” and “Malus Provisions” as described in section titled “Summary of Sound Governance Features of our Compensation Programs - What We Did For Fiscal 2015” above and “Individual Bonus” below.
For Fiscal 2015, NAV Return was based on the amount calculated as the product of (i) the percentage increase in the Net Asset Value per share of the Company from the beginning of Fiscal 2015 to the end of Fiscal 2015 multiplied by (ii) the Net Asset Value at the beginning of Fiscal 2015. The 2015 Bonus Plan provides that 12% of the excess, if any, of the NAV Return for Fiscal 2015 over the Fiscal 2015 Threshold NAV Return is to be allocated to fund the corporate bonus pool for bonuses to all named executive officers and other key employees. For the purpose of the foregoing calculation, the Company’s “Net Asset Value” is generally calculated by (i) starting with the value of the Company’s “Net Asset Value,” as such term is defined in the Company’s Certificate of Designation of Series A Participating Convertible Preferred Stock of the Company dated as of May 12, 2011 (the “Series A Stock Certificate”), (ii) then subtracting from such amount the Company’s deferred tax liabilities, (iii) then adding to such amount the Company’s capital contributions to fund start-up businesses, which is subject to a $20 million cap, (iv) then adding to such amount the Company’s deferred financing costs, (v) then adding to such amount the value of the Company’s assets that have not been appraised, which is subject to a $50 million cap, (vi) then eliminating the effect of any increase in legacy liabilities associated with our predecessor entity, Zapata Corporation and its subsidiaries, and (vii) then adding to such amount expenses incurred in connection with completing any acquisitions by the Company within the past twelve months. While the Company continues to use the definition of Net Asset Value from the Series A Certificate for compensation purposes, as previously disclosed, on May 15, 2014, the Company elected to convert its issued and outstanding shares of preferred stock into Common Stock. The Company converted all of its preferred shares, except for one Series A preferred share held by CF Turul LLC (“CF Turul”), an affiliate of Fortress Group, which in accordance with and for so long as required by Series A Certificate will not be converted to preserve CF Turul’s continuing voting rights thereunder.

Individual Bonus
As stated above, for Fiscal 2015, a portion of the annual bonus (namely, the individual bonus), was based on individual performance achievement against certain pre-established goals. Pursuant to the 2015 Bonus Plan, individual bonuses were paid out in a mix of cash (40%) and equity (60%). For Messrs. Asali and Maura, for Fiscal 2015, 85% of their target annual bonus was the corporate bonus (based on NAV Return) and 15% was the individual bonus based on performance of individual goals. For Mr. Williams, for Fiscal 2015, 60% of his target annual bonus consisted of a corporate bonus and 40% was an individual bonus. The performance goals for the individual bonus were determined by our Compensation Committee on an individual basis. Participants could earn between 0 and 200% of their individual target bonus based on achievement of the individual performance goals, and the individual bonuses could be earned even if NAV Return during Fiscal 2015 did not exceed the Fiscal 2014 Threshold NAV Return.
For Fiscal 2015, our Compensation Committee established only objective performance goals for Mr. Asali’s individual bonus, which were (i) receipt of $111 million of dividends and other sources of cash, (ii) identify two companies that are undervalued with attractive financial or strategic characteristics that meet or exceed investment committee criteria, and (iii) meet or exceed all debt covenants. For Fiscal 2015, Mr. Asali’s total target bonus was $2.5 million, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Asali achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2015, our Compensation Committee awarded Mr. Asali an individual bonus equal to 200% of his individual target bonus, comprised of (x) immediately vested cash and (y) immediately vested and deferred equity. See “Compensation and Benefits - Summary Compensation Table” and “Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan” for details regarding the amount of Mr. Asali’s individual bonus and its allocation among immediately vested and deferred cash and equity. As discussed above, in Fiscal 2015, a corporate bonus was not awarded to Mr. Asali and $641,844 of the deferred cash corporate bonuses previously awarded to Mr. Asali for services in Fiscal 2013 and 2014 was reduced pursuant to the terms of the 2015 Bonus Plan.
For Fiscal 2015, our Compensation Committee established only objective performance goals for Mr. Williams’ individual bonus, which were (i) receipt of $111 million of dividends and other sources of cash, (ii) improve the financial flexibility of our Company through an initial public offering of our insurance subsidiary FGL, (iii) the Company’s compliance with all existing or new debt covenants, and (iv) timely and accurate completion of all external financial reporting by the Company. For Fiscal 2015, Mr. Williams’ total target bonus was $1 million, which was comprised of his individual and corporate bonus. In connection with the Retention and Release Agreement entered into between HRG and Mr. Williams, dated August 6, 2015, as described more fully under the heading “Compensation and Benefits - Payment Upon Termination and Change of Control,” for Fiscal 2015, Mr. Williams received a bonus equal to $1 million paid entirely in cash. No other bonus was paid to Mr. Williams for Fiscal 2015 and $227,664 of the deferred cash corporate bonuses previously awarded to Mr. Williams for services in Fiscal 2013 and Fiscal 2014 were reduced pursuant to the terms of the 2015 Bonus Plan.
For Fiscal 2015, our Compensation Committee established only objective performance goals for Mr. Maura’s individual bonus, which were (i) Spectrum Brands’ achievement of $750 million of adjusted EBITDA (as defined below), (ii) Spectrum Brands’ achievement of $400 million of adjusted free cash flow and (iii) receipt of $40 million of dividends by the Company from Spectrum Brands. For the purposes of Mr. Maura’s performance measure, “adjusted EBITDA” was defined as reported operating income plus certain defined add-backs for depreciation, amortization, acquisition, integration and restructuring related charges. For Fiscal 2015, Mr. Maura’s total target bonus was $2 million, which was comprised of his individual and corporate bonus. Our Compensation Committee determined that Mr. Maura achieved or exceeded each of his individual performance measures. Accordingly, for Fiscal 2015, our Compensation Committee awarded Mr. Maura an individual bonus equal to 200% of his individual target bonus, comprised of (x) immediately vested cash and (y) immediately vested and deferred equity. See “Compensation and Benefits - Summary Compensation Table” and “Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan” for details regarding the amount of Mr. Maura’s individual bonus and its allocation among immediately vested and deferred cash and equity. As discussed above, in Fiscal 2015, a corporate bonus was not awarded to Mr. Maura and $454,788 of the deferred cash corporate bonuses previously awarded to Mr. Maura for services in Fiscal 2013 and 2014 was reduced pursuant to the terms of the 2015 Bonus Plan.
As discussed above, Messrs. Falcone and Sena did not receive any bonuses pursuant to the 2015 Bonus Plan given their employment with the Company terminated prior to the end of Fiscal 2015.
In reading this report, it should be noted that under the Company’s bonus plan, the Company does not pay any bonuses with respect to any fiscal year until after the completion of such fiscal year. Pursuant to SEC disclosure rules, cash compensation payable for any fiscal year is included in the Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation” for such fiscal year (although no amounts are actually payable until after the end of such fiscal year). However, in the case of equity awards, the SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. Since under the Company’s bonus plan equity compensation for any fiscal year is not granted until the completion of such fiscal year, the value of such equity is not included in the Summary Compensation Table or the Grants of Plan-Based Awards Table for such year, but in accordance with SEC rules is, or will be, as applicable, included in next year’s compensation disclosure. For instance, equity awards granted pursuant to the 2015 Bonus Plan were issued after the end of our Fiscal 2015 and are not presented in this year’s Summary Compensation Table or the Grants of Plan-Based Awards Table. Such grants will be presented in next year’s tables. Notwithstanding the foregoing, we do disclose these awards in this report under the section titled “Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan.” For more details, please see footnote (2) to the Summary Compensation Table.
Initial Long Term Equity Grant
We grant service-based initial long term equity to our named executive officers when our Compensation Committee or Board determines that it would be to the advantage and in the best interests of the Company and its stockholders to grant such equity. We typically grant such equity as an inducement to enter into or remain in the employ of the Company and as an incentive for increased efforts during such employment. No initial long term equity grants were made to our named executive officers in Fiscal 2015.
Benefits
During Fiscal 2015, we provided our named executive officers with standard medical, dental, vision, disability and life insurance benefits available to employees generally.
We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. In this regard, our named executive officers are eligible to participate in a flexible perquisite account under our FlexNet Program, which permits them to be reimbursed for certain eligible personal expenses, up to a per year cap of $50,000 for Messrs. Asali, Williams, Maura and Falcone and $25,000 for Mr. Sena. Eligible expenses include, but are not limited to, reimbursement for tax preparation, legal services, education programs, health and wellness programs, technology and personal computers, wills and estate planning services and transportation services. Participants are responsible for payment of taxes on FlexNet payments. Reimbursements, at participants’ elections, can be net of taxes and/or include an estimated tax payment, subject to the annual maximum reimbursement cap. Further, we may provide from time to time in our discretion reimbursement for other employment related expenses. The perquisites provided to the named executive officers are quantified in the Summary Compensation Table below.
We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2015 we made discretionary matching contributions of up to 5% of eligible compensation.
HRG Subsidiary and Affiliate Fees
As discussed above, Messrs. Asali, Williams and Maura and certain of our other employees provided certain services to certain of our subsidiaries and affiliates and were compensated for such services during Fiscal 2015. At the discretion of our Compensation Committee, compensation such persons are otherwise entitled to receive from the Company may be reduced by all, none or a portion of the compensation received from our subsidiaries and affiliates. The following does not include any compensation received from HRG subsidiaries and affiliates during Fiscal 2016, which will be considered for reduction by our Competition Committee at the completion of Fiscal 2016. During Fiscal 2015, Mr. Asali received director fees from Spectrum Brands and FGL in the form of equity, which was valued by our Compensation Committee at $319,613. Compensation that Mr. Asali was entitled to receive from HRG in Fiscal 2015 was reduced by the $319,613 that Mr. Asali received from Spectrum Brands and FGL. During Fiscal 2015, Mr. Williams received director fees from FGL in the form of an aggregate of $78,750 in cash, which were not reduced by compensation at HRG. During Fiscal 2015, Mr. Maura received director fees from Spectrum Brands in the form of equity, which was valued by our Compensation Committee at $262,500. Compensation that Mr. Maura was entitled to receive from HRG in Fiscal 2015 was reduced by the $262,500 that Mr. Maura received from Spectrum Brands. In addition, in recognition of the significant and valuable services provided, and the considerable time and effort invested, by Mr. Maura in Spectrum Brands during Fiscal 2014, Spectrum Brands’ board approved and authorized the issuance to Mr. Maura of 100,000 shares of Spectrum Brands common stock, which was granted on November 25, 2014 (the “SPB Grant”). The SPB Grant was also approved and valued at $8,855,000 by our Compensation Committee at the time of such approval. Following such approval and after the completion of Fiscal 2014, the SPB Grant was issued to Mr. Maura, which had a value of $8,975,000 at the time of the grant. Compensation that Mr. Maura was entitled to receive from HRG in Fiscal 2014 was reduced by the $8,855,000 that Mr. Maura received from Spectrum Brands.
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
Compensation in Connection with Termination of Employment and Change-In-Control
In determining our employees’ compensation packages, our Compensation Committee recognizes that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally have been designed to achieve our goal of attracting highly qualified executive talent. During Fiscal 2015, Messrs. Asali, Williams, Maura and Sena had employment agreements which provided for termination compensation in the form of payment of bonuses and salary and benefit continuation ranging from six to twenty-four months following involuntary termination of employment. During Fiscal 2015, our compensation programs did not provide for any “golden parachute” tax gross-ups to any named executive officer. During Fiscal 2015, we also did not provide any of our named executive officers any “single-trigger” payments due to the occurrence of a change of control of the Company.
The Company and Mr. Falcone entered into a Separation and General Release Agreement, dated November 25, 2014 (the “Falcone Separation Agreement”), that, among other things, provided Mr. Falcone with a cash payment described under the heading “Compensation and Benefits - Summary Compensation Table.”
In addition, the Company and Mr. Williams entered into a Retention and Release Agreement, dated August 6, 2015, as described more fully under the headings “Compensation and Benefits - Payments Upon Termination and Change of Control.”
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
Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan
As discussed above in the section titled “Annual Bonus Plan,” the equity awards that were earned by our named executive officers pursuant to the 2015 Bonus Plan in respect of Fiscal 2015 performance were granted on November 25, 2015 and are described below. In accordance with SEC rules, these equity awards will be included in next year’s Summary Compensation Table and Grants of Plan-Based Awards Table for our named executive officers in Fiscal 2015.
On November 24, 2015, Mr. Asali was granted (i) $121,386, in the form of 8,714 fully vested shares of our Common Stock, (ii) $121,400, in the form of 8,715 shares of restricted stock which vest on November 29, 2016 and (iii) $46,457, in the form of nonqualified stock options to purchase 9,163 shares of our Common Stock which vest as follows: 4,581 were vested on the date of grant and 4,582 vest on November 29, 2016.
On November 24, 2015, Mr. Maura was granted (i) $95,685, in the form of 6,869 fully vested shares of our Common Stock, (ii) $95,671, in the form of 6,868 shares of restricted stock which vest on November 29, 2016 and (iii) $36,616, in the form of nonqualified stock options to purchase 7,222 shares of our Common Stock which vest as follows: 3,611 were vested on the date of grant and 3,611 vest on November 29, 2016.
COMPENSATION AND BENEFITS
Summary Compensation Table
The following table discloses compensation for Fiscal 2015, Fiscal 2014 and Fiscal 2013 received by Messrs. Asali, Williams, Maura, Sena and Falcone, each of whom was a “named executive officer” for all or a portion of Fiscal 2015. As disclosed in greater detail elsewhere in this report, Mr. Falcone’s employment with the Company terminated on December 1, 2014 and Mr. Sena’s employment with the Company terminated on May 20, 2015.
In reading the table below, it should be noted that under the Company’s bonus plan, the Company does not pay any bonuses with respect to any fiscal year until the completion of such fiscal year. Pursuant to SEC disclosure rules, cash compensation payable for any fiscal year is included in the column titled “Non-Equity Incentive Plan Compensation” for such fiscal year (although no amounts are actually payable until after the end of such fiscal year). However, in the case of equity awards, the SEC disclosure rules require that the Summary Compensation Table and the Grants of Plan-Based Awards Table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. Since under the Company’s bonus plan equity compensation for any fiscal year is not granted until the completion of such fiscal year, the value of such equity is not included in the Summary Compensation Table or the Grants of Plan-Based Awards Table for such year, but in accordance with SEC rules is, or will be, as applicable, included in next year’s compensation disclosure. For instance, equity awards granted pursuant to the 2015 Bonus Plan were issued after the end of our Fiscal 2015 and are not presented in this year’s Summary Compensation Table or the Grants of Plan-Based Awards Table. Such grants will be presented in next year’s tables. Notwithstanding the foregoing, we do disclose these awards in this report under the section titled “Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan.” For more details, please see footnote (2) to the Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1) (2)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($) (5)
Omar M. Asali, President and Chief Executive Officer	2015	500,000	—		10,348,776	1,809,401	171,000	50,000	12,879,177
	2014	500,000	—		12,227,772	2,017,608	7,886,000	138,839	22,770,219
	2013	500,000	—		10,055,560	1,934,395	8,000,000	49,940	20,539,895
Thomas A. Williams, former Executive Vice President and Chief Financial Officer	2015	500,000	1,000,000	(6)	3,721,321	648,673	—	63,000	5,932,994
	2014	500,000	—		4,554,840	750,825	2,836,000	62,750	8,704,415
	2013	500,000	—		1,835,004	351,865	2,980,000	60,000	5,726,869
David M. Maura, Executive Vice President and Managing Director	2015	500,000	—		5,044,576	866,770	135,000	50,000	6,596,346
	2014	500,000	—		11,889,468	1,966,376	3,844,000	50,000	18,249,844
	2013	500,000	—		8,044,448	1,547,516	7,778,000	50,000	17,919,964
Michael J. Sena, former Senior Vice President and Chief Accounting Officer (7)	2015	173,077	—		629,897	109,200	—	33,781	945,955
	2014	250,000	—		611,388	100,084	480,000	23,231	1,464,703
	2013	211,538	100,000		83,300	108,123	400,000	19,003	921,964
Philip A. Falcone, former Chairman of the Board, and Chief Executive Officer (8)	2015	84,615	—		—	—	3,300,000	20,550,000	23,934,615
	2014	488,462	—		—	9,669,990	17,500,000	50,000	27,708,452
	2013	—	—		—	—	—	50,000	50,000

(1)
All stock and option awards were granted under the Harbinger Group Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 18 to Consolidated Financial Statements included in the Original 10-K.

(2)
As discussed in greater detail above, equity awards granted pursuant to the 2015 Bonus Plan were issued after the end of our Fiscal 2015 and are not presented in this table. Such grants will be presented in next year’s table. Notwithstanding the foregoing, we do disclose these awards in this report under section titled “Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan.” The equity awards presented in this table were granted in November and December 2014 pursuant to the bonus plan for Fiscal 2014 (the “2014 Bonus Plan”). The equity awards made pursuant to the 2014 Bonus Plan were not included in the Summary Compensation Table or Grants of Plan-Based Awards Table in our report for Fiscal 2014 because such awards were not granted until after the end of our Fiscal 2014. These awards were disclosed, however, in the Compensation Discussion and Analysis in our report for Fiscal 2014. Pursuant to the 2014 Bonus Plan, the following grants were made in November and December 2014: (A) On November 25, 2014, Mr. Asali was granted (i) $1,312,326, in the form of 98,228 fully vested shares of our Common Stock, (ii) $9,036,450, in the form of 676,381 shares of restricted stock which vest as follows: 98,228 on November 29, 2015, 289,077 on November 29, 2016, and 289,076 on November 29, 2017 and (iii) $1,809,401, in the form of nonqualified stock options to purchase 340,232 shares of our Common Stock which vest as follows: 43,145 were vested on the date of grant, 43,145 on November 29, 2015, 126,971 on November 29, 2016 and 126,971 on November 29, 2017. (B) On November 25, 2014, Mr. Williams was granted (i) $524,928, in the form of 39,291 fully vested shares of our Common Stock, (ii) $3,196,393, in the form of 239,251 shares of restricted stock which vest as follows: 39,291 on November 29, 2015, 99,980 on November 29, 2016, and 99,980 on November 29, 2017 and (iii) $648,673, in the form of nonqualified stock options to purchase 122,344 shares of our Common Stock which vest as follows: 17,258 were vested on the date of grant, 17,258 on November 29, 2015, 43,914 on November 29, 2016 and 43,914 on November 29, 2017. (C) On November 25, 2014, Mr. Maura was granted (i) $1,049,856, in the form of 78,582 fully vested shares of our Common Stock, (ii) $3,994,720, in the form of 299,006 shares of restricted stock which vest as follows: 78,582 on November 29, 2015, 110,212 on November 29, 2016, and 110,212 on November 29, 2017 and (iii) $866,770, in the form of nonqualified stock options to purchase 165,848 shares of our Common Stock which vest as follows: 34,516 were vested on the date of grant, 34,516 on November 29, 2015, 48,408 on November 29, 2016 and 48,408 on November 29, 2017. (D) On November 25, 2014, Mr. Sena was granted (i) $104,983, in the form of 7,858 fully vested shares of our Common Stock, (ii) $524,914, in the form of 39,290 shares of restricted stock which vest as follows: 7,858 on November 29, 2015, 15,716 on November 29, 2014, and 15,716 on November 29, 2017 and (iii) $109,200, in the form of nonqualified stock options to purchase 20,709 shares of our Common Stock which vest as follows: 3,452 were vested on the date of grant, 3,452 on November 29, 2015, 6,903 on November 29, 2016 and 6,902 on November 29, 2017.

(3)
For Fiscal 2015, reflects the cash portion of the incentive awards earned by our named executive officers pursuant to the 2015 Bonus Plan with respect to services performed for the Company during Fiscal 2015. For Mr. Falcone this amount is pursuant to the Falcone Separation Agreement. As discussed in great detail under the heading “Annual Bonus Plan-Corporate Bonus” above, in Fiscal 2015, we reduced deferred cash bonuses previously granted to Messrs. Asali, Williams and Maura in Fiscal 2013 and 2014 pursuant to the terms of the 2015 Bonus Plan.

(4)
For Fiscal 2015, (i) for Mr. Falcone, amounts in this column represent a one-time severance payment of $20.5 million, pursuant to the Falcone Separation Agreement and the value of his FlexNet cash benefit of $50,000, utilized for transportation services during Fiscal 2015, (ii) for Mr. Asali, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for transportation; (iii) for Mr. Williams, amounts in this column represent the Company’s matching contribution under our 401(k) Plan in the amount of $10,000 and the value of his FlexNet cash benefit of $50,000, utilized for transportation services, technology reimbursement, financial services and health and welfare programs; (iv) for Mr. Maura, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for health and welfare programs, transportation and travel services; (v) for Mr. Sena, amounts in this column represent the Company’s matching contribution under our 401(k) Plan in the amount of $8,781 and the value of his FlexNet cash benefit of $25,000, utilized for health and welfare programs, tax preparation and technology.

(5)
See section titled “HRG Subsidiary and Affiliate Fees” above for a discussion of the compensation received by certain of our named executive officers from our subsidiaries and affiliates during Fiscal 2015. Such amounts are not reflected in this table.

(6)	This represents the amount earned pursuant to the Williams Retention and Release Agreement.
(7)	Mr. Sena’s Fiscal 2015 base salary represents the amount he earned from September 30, 2014 through May 20, 2015, which was the date his employment with the Company terminated.
(8)	Mr. Falcone’s base salary represents the amount he earned from September 30, 2014 through December 1, 2014 ,which was the date his employment with the Company was terminated.
Agreements with Named Executive Officers
Employment Agreements with Messrs. Asali, Williams, Maura and Sena
On February 11, 2014, the Company entered into amended and restated employment agreements with Messrs. Asali, Williams and Maura. Each amended and restated employment agreement provides for a one year term which automatically renews each October 1, subject to earlier termination. The amended and restated employment agreements provide for an annual base salary of $500,000 and entitle the executives to participate in the Company’s annual bonus plan comprised of a mix of cash and equity (see discussion above in the section titled “Annual Bonus Plan” for a more detailed discussion of the bonus). Messrs. Asali, Williams and Maura previously received an initial equity grant of stock options and restricted stock, in connection with each executive’s entry into his original employment agreement. In addition, the Company and Mr. Williams entered into a Retention and Release Agreement, dated August 6, 2015, as described more fully under the heading “Compensation and Benefits - Payments Upon Termination and Change of Control.”
Messrs. Asali, Williams and Maura are, in certain circumstances, also subject to certain non-competition restrictions for six (6) months post-termination of employment and certain non-solicitation restrictions for eighteen (18) months post-termination of employment, a four year post-employment cooperation provision and a mutual nondisparagement covenant.
On November 1, 2012, the Company entered into an employment agreement with Mr. Sena as its Senior Vice President and Chief Accounting Officer, effective as of November 19, 2012. Mr. Sena’s annual base salary was $250,000. In accordance with his employment agreement, Mr. Sena was also eligible for an annual bonus comprised of a mix of cash and equity. In addition, on November 19, 2012, Mr. Sena was granted an initial long term equity grant of 10,000 shares of restricted stock and nonqualified stock options to purchase 30,000 shares of our Common Stock. Mr. Sena was also subject to certain non-competition restrictions for six months following termination of employment and certain non-solicitation restrictions for 18 months following termination of employment, as well as perpetual confidentiality and non-disparagement provisions. As discussed above, effective May 20, 2015, Mr. Sena’s employment with the Company was terminated.

Grants of Plan-Based Awards for Fiscal 2015
The following table provides information concerning awards granted in Fiscal 2015 to our named executive officers. As disclosed in greater detail elsewhere in this report, Mr. Falcone’s employment with the Company was terminated on December 1, 2014 and Mr. Sena’s employment with the Company terminated on May 20, 2015.
In reading the table below, it should be noted that SEC disclosure rules require that this table include for each fiscal year the aggregate fair value, as of the grant date, of equity awards granted only during the applicable fiscal year. Since under the Company’s bonus plan equity compensation for any fiscal year is not granted until the completion of such fiscal year, the value of such equity is not included in the Summary Compensation Table or the Grants of Plan-Based Awards Table for such year, but in accordance with SEC rules is, or will be, as applicable, included in next year’s compensation disclosure. For instance, equity awards granted pursuant to the 2015 Bonus Plan were issued after the end of our Fiscal 2015 and are not presented in this year’s Summary Compensation Table or the Grants of Plan-Based Awards Table. Such grants will be presented in next year’s tables. Notwithstanding the foregoing, we do disclose these awards in this report under the section titled “Equity Grants Awarded After Fiscal 2015 Pursuant to the 2015 Bonus Plan.” For more details, please see footnote (2) to the Summary Compensation Table.

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value ($) (3)
		Threshold	Target ($) (1)	Maximum
Omar M. Asali			2,500,000
	11/25/2014					340,232	13.36	1,809,401
	11/25/2014				774,609			10,348,776
Thomas A. Williams			1,000,000
	11/25/2014					122,344	13.36	648,673
	11/25/2014				278,542			3,721,321
David M. Maura			2,000,000
	11/25/2014					165,848	13.36	866,770
	11/25/2014				377,588			5,044,576
Michael Sena			200,000
	11/25/2014					20,709	13.36	109,200
	11/25/2014				47,148			629,897
Phillip A. Falcone			—		—	—	—	—

(1)
This reflects the target payouts to our named executive officers pursuant to the 2015 Bonus Plan with respect to services performed for the Company during Fiscal 2015. Note that the 2015 Bonus Plan is payable 40% in cash and 60% in equity and such equity was granted after September 30, 2015. In accordance with SEC rules, the equity portion (payable in stock, restricted stock and options) is not reportable in this report’s Grants of Plan Based Award table or Summary Compensation table, but will be reported in next year’s tables for Fiscal 2016. The maximum bonus payment to any individual under the 2015 Bonus Plan with respect to any year is subject to the $20 million Award Cap.

(2)	All restricted stock and option awards made in Fiscal 2015 were granted pursuant to the 2014 Bonus Plan.
(3)
This column reflects the aggregate grant date fair value of the option and stock awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Note 18 to Consolidated Financial Statements included in the Original 10-K.

Outstanding Equity Awards as of September 30, 2015

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Omar M. Asali	750,000	250,000	(3)	—	4.86	2/14/2022	—		—
	343,518	201,382	(4)	—	8.52	11/29/2022	441,340	(4)	5,176,918
	102,272	306,819	(8)	—	11.76	11/29/2023	764,235	(8)	8,964,477
	43,145	297,087	(11)	—	13.36	11/29/2024	676,381	(11)	7,933,949
Thomas A. Williams	35,000	35,000	(5)	—	4.81	5/14/2022	—		—
	78,838	21,983	(6)	—	8.52	11/29/2022	48,178	(6)	565,128
	40,910	111,476	(9)	—	11.76	11/29/2023	277,672	(9)	3,257,093
	17,258	105,086	(12)	—	13.36	11/29/2024	239,251	(12)	2,806,414
David M. Maura	0	177,500	(3)	—	4.86	2/14/2022	—		—
	274,814	161,106	(7)	—	8.52	11/29/2022	353,072	(7)	4,141,535
	81,818	315,955	(10)	—	11.76	11/29/2023	786,993	(10)	9,231,428
	34,516	131,332	(13)	—	13.36	11/29/2024	299,006	(13)	3,507,340
Philip A. Falcone	—	1,800,000	(14)	—	13.125	9/6/2018	—		—
Michael Sena	—	—		—	—		—		—

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our Common Stock) on the date of grant.
(2)	The amounts in this column reflect the fair market value of the unvested restricted stock based on the closing stock price of $11.73 on the last trading day in Fiscal 2015.
(3)	Messrs. Asali’s and Maura’s unvested option awards vested on October 1, 2015.
(4)	Mr. Asali’s unvested option award will vest as follows: 201,382 on November 29, 2015. Mr. Asali’s restricted stock will vest as follows: 441,340 on November 29, 2015.
(5)	Mr. Williams’ unvested option awards vest on March 5, 2016.
(6)	Mr. Williams’ unvested option awards will vest as follows: 21,983 on November 29, 2015. Mr. Williams’ restricted stock will vest as follows: 48,178 on November 29, 2015.
(7)	Mr. Maura’s unvested option awards will vest as follows: 161,106 on November 29, 2015. Mr. Maura’s restricted stock will vest as follows: 353,072 on November 29, 2015.
(8)
Mr. Asali’s unvested option awards will vest as follows: 153,409 on November 29, 2015 and 153,410 on November 29, 2016. Mr. Asali’s restricted stock will vest as follows: 382,118 on November 29, 2015, and 382,117 on November 29, 2016.

(9)
Mr. William’s unvested option awards will vest as follows: 55,738 on November 29, 2015 and 55,738 on November 29, 2016. Mr. William’s restricted stock will vest as follows: 138,836 on November 29, 2015, and 138,836 on November 29, 2016.

(10)
Mr. Maura’s unvested option awards will vest as follows: 157,977 on November 29, 2015 and 157,978 on November 29, 2016. Mr. Maura’s restricted stock will vest as follows: 393,497 on November 29, 2015, and 393,496 on November 29, 2016.

(11)
Mr. Asali’s unvested option awards will vest as follows: 43,145 on November 29, 2015 and 126,971 on November 29, 2016 and 126,971 on November 2017. Mr. Asali’s restricted stock will vest as follows: 98,228 on November 29, 2015, and 289,077 on November 29, 2016 and 289,076 on November 29, 2016.

(12)
Mr. William’s unvested option awards will vest as follows: 17,258 on November 29, 2015 and 43,914 on November 29, 2016 and 43,914 on November 2017. Mr. William’s restricted stock will vest as follows: 39,291 on November 29, 2015, and 99,980 on November 29, 2016 and 99,980 on November 2017.

(13)
Mr. Maura’s unvested option awards will vest as follows: 34,516 on November 29, 2015 and 48,408 on November 29, 2016 and 48,408 on November 2017. Mr. Maura’s restricted stock will vest as follows: 78,582 on November 29, 2015, and 110,212 on November 29, 2016 and 110,212 on November 29, 2017.

(14)	Mr. Falcone’s unvested warrant awards will vest as follows 600,000 on each of March 2016, 2017, 2018.

Option Exercises and Stock Vested in Fiscal 2015

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting		Value Realized on Vesting ($) (6)
Omar M. Asali	—	—		350,000	(1)	4,539,500
				441,340	(2)	5,997,811
				127,373	(3)	1,730,999
				98,228	(4)	1,334,919
Thomas A. Williams	—	—		50,000	(1)	623,000
				48,178	(2)	654,739
				50,949	(3)	692,397
				39,291	(4)	533,965
David M. Maura	177,500	2,415,775	(5)	250,000	(1)	3,242,500
				353,072	(2)	4,798,248
				101,898	(3)	1,384,794
				78,582	(4)	1,067,929
Michael Sena	—	—		—		—
Philip A. Falcone	—	—		—		—

(1)	Represents initial stock awards which fully vested for Messrs. Asali and Maura on October 1, 2014 and for Mr. Williams on March 5, 2015.
(2)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2012, which vested on November 29, 2014.
(3)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2013, which vested on November 29, 2014.
(4)	Represents stock awards granted pursuant to the 2014 bonus plan which were fully vested on the November 25, 2014 grant date.
(5)	The value realized on exercise is based on a weighted average stock price derived from a stock price range of $13.5 to $13.7 during a series of exercises that occurred during Fiscal 2015.
(6)	The value realized on vesting is based on the stock price of $12.97 on October 1, 2014, $13.59 on December 1, 2014 and $12.46 on March 5, 2015.
Pension Benefits
For Fiscal 2015, the Company did not maintain any defined benefit pension plan for the benefit of our named executive officers.
Nonqualified Deferred Compensation
Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool. These cash amounts, payable on a deferred basis pursuant to the 2013 and 2014 Bonus Plans, were previously included as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for such fiscal years.

Name	Registrant Contributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Omar M. Asali	$5,886,000	$8,886,000
Thomas A. Williams	2,036,000	3,126,000
David M. Maura	2,244,000	5,333,000
Michael Sena	320,000	—
Philip A. Falcone	—	—
Payments Upon Termination and Change of Control
Termination Payments Payable to Messrs. Asali, Williams and Maura
The following describes payment that Messrs. Asali, Williams and Maura would have been entitled to receive had their employment been terminated in Fiscal 2015 under certain circumstances. Mr. Asali and Mr. Maura’s employment was not terminated in Fiscal 2015 and while Mr. Williams’ employment was terminated in Fiscal 2015, he received payments described under “Williams Retention Agreement” below and not as described in this paragraph. If during the term of the amended and restated employment agreements, the Company terminates an executive’s employment without “Cause” (as defined in each amended and restated employment agreement) or if the executive terminates his employment for “Good Reason” (as defined below), subject to the executive executing a general release of claims in favor of the Company, the Company is required to pay or provide the executive with: (i) his base salary for twelve months in continuing installments; (ii) vesting of the initial equity grant on the dates it would otherwise have vested (and the restrictions on the restricted stock will lapse) had executive continued to be an active employee of the Company; (iii) vesting of 100% of the unpaid deferred cash portion, if any, of annual bonuses awarded for years prior to the year of termination, with payment on the same scheduled payment dates (provided that the deferral shall not be for more than four years) and vesting of 100% of the unvested equity portion, if any, of annual bonuses awarded for years prior to the year of termination, with such vesting to occur on the same dates that such equity would otherwise vest had the executive continued to be an active employee of the Company; (iv) eligibility to receive a pro-rata annual bonus for the year of termination, based on achievement of performance, provided that the cash portion of such bonus shall be paid and the equity portion of such bonus shall be granted in the same proportion of cash and equity that are granted to other Company executives, and 50% of such amounts shall be paid within 74 days after the end of the fiscal year and the remaining 50% shall be paid on the first anniversary of such date and (vi) COBRA reimbursement for a period of up to twelve (12) months (the “Benefits Continuation”). In addition, the Company shall pay the executive any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.
In addition, during the period beginning sixty days prior to a Change in Control (as defined in each amended and restated employment agreement) or, if earlier, upon the signing of a definitive agreement to enter into a Change in Control (which in each case actually results in a Change in Control) and ending upon the first anniversary of such Change in Control, if the Company terminates the executive’s employment without Cause or if the executive terminates his employment for Good Reason, then in lieu of the severance described above, the Company shall pay or provide the executive with: (i) the sum of two times (x) his base salary and (y) the greater of (A) target variable compensation (per the relevant year’s bonus plan) or (B) $2.5 million, payable in installments over 24 months; (ii) vesting of the initial equity grant as set forth above; (iii) vesting of 100% of any unvested equity for annual bonuses awarded prior to the year of termination; (iv) 100% vesting of the unpaid deferred cash portion, if any of annual bonuses awarded for years prior to the year of termination, with payment within 74 days after the Change in Control or cessation of employment (unless Section 409A of the Internal Revenue Code requires payment on the original payment dates); (v) eligibility for a pro rata annual bonus for the year of termination, based on achievement of performance determined in accordance with the employment agreement, provided that 50% of such amounts shall be paid in cash within 74 days after the end of the fiscal year and the remaining 50% shall be paid in cash on the first anniversary of such date; (vi) outplacement services; and (vii) COBRA reimbursement for up to 18 months.
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
Williams Retention Agreement
As discussed above, on August 6, 2015, the Company and Mr. Williams entered into a Retention and Release Agreement (“the Williams Retention Agreement”) pursuant to which Mr. Williams continued to serve as the Company’s Executive Vice President and Chief Financial Officer until January 1, 2016 (the “Designated Date”). In accordance with the terms of Mr. Williams’ existing employment agreement, the Williams Retention Agreement provides that, subject to Mr. Williams’ providing a customary release of claims and his compliance with his post-termination restrictive covenants, the Company will pay and provide him the following: (i) $500,000 payable over a period of twelve (12) months following the Designated Date; (ii) vesting on March 5, 2016 of unvested options to purchase 35,000 shares of Company stock that were awarded to Mr. Williams in 2012; (iii) vesting of 100% of the unpaid deferred cash portion of Mr. Williams’ annual bonuses awarded for years prior to the Designated Date, in an amount equal to $3,126,000 with payment thereof to be on the dates such bonuses are paid to other senior executives of the Company (as disclosed in sections titled “How We Determine Each Element of Compensation - Individual Bonus” and “Summary of Sound Governance Features of Our Compensation Plan - What We Did For Fiscal 2015,” in Fiscal 2015 Mr. Williams’ compensation was reduced by $227,664 and may be reduced further pursuant to the terms of the Company’s bonus plan); (iv) continued vesting of 100% of the unvested options to purchase shares of Company stock and the unvested shares of restricted stock of the Company, that were awarded to Mr. Williams in respect of the annual bonuses for years prior to the Designated Date, such that such options and restricted stock units shall vest on the dates they would otherwise vest had Mr. Williams remained an employee of the Company; and (v) COBRA reimbursement for a period up to twelve (12) months following the Designated Date, with an approximate value equal to $39,800. Pursuant to the Williams Retention Agreement, Mr. Williams also received a cash bonus for Fiscal 2015 equal to $1 million. Except for such bonus, Mr. Williams is not entitled to any other bonus for Fiscal 2015 and Fiscal 2016. Mr. Williams received payment of his base salary and any unpaid vacation time and unreimbursed business expenses through the Designated Date. Mr. Williams remains subject to post-employment restrictive covenants in favor of the Company, including certain non-competition restrictions for six (6) months post-termination of employment, certain non-solicitation restrictions for eighteen (18) months post-termination of employment, and four year post-employment cooperation provision.
Termination Payments Payable to Mr. Sena
The following describes the payments that Mr. Sena would have been entitled to receive had his employment been terminated under certain circumstances. Though Mr. Sena’s employment was terminated during Fiscal 2015, he was not entitled to receive any severance payments in connection therewith.
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
Termination Payments Payable to Mr. Falcone
On November 25, 2014, the Company and Mr. Falcone entered into the Falcone Separation Agreement, pursuant to which Mr. Falcone was paid (i) $20.5 million as a one-time payment, (ii) $16.5 million, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and (iii) $3.3 million, which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant agreement was amended to provide for continued vesting, in accordance with the prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Falcone Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s resignation, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving the Company, (ii) seek representation or control of the Board or affairs of the Company, (iii) purchase or acquire additional securities of the Company, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing.
Summary of Termination Payments
The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Williams and Maura, if their employment was terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2015.
As discussed above, Messrs. Falcone and Sena were no longer employed on September 30, 2015 and Mr. Williams would receive the amounts described above under the heading “Williams Retention Agreement.”
Termination without Cause or for Good Reason

Name	Cash Severance (1)	Initial Equity Grant (2)	Prior Year Annual Bonus (3)	Benefits Continuation (4)	Total
Omar M. Asali	$500,000	$1,717,500	$31,607,780	$39,800	$33,865,080
Thomas A. Williams	500,000	242,200	9,825,200	39,800	10,607,200
David M. Maura	500,000	1,219,425	22,730,453	39,800	24,489,678

(1)	This column reflects payment of twelve months of base salary, payable in continuing installments.
(2)
For Messrs. Asali, Williams and Maura, the figures represent the value of the entire unvested portion of the original grant of options, based on the closing stock price of $11.73 on the last trading day in Fiscal 2015.

(3)
This column reflects vesting of 100% of the unpaid deferred cash portion under prior year bonus plans and vesting of 100% of the unvested equity portion granted pursuant to prior year bonus plans, based on the closing stock price of $11.73 on the last trading day in Fiscal 2015. In addition, Messrs. Asali and Maura would each be entitled to receive their actual bonus for Fiscal 2015 (as described above) because they worked through the last day of that fiscal year and Mr. Williams would be entitled to receive $1 million in respect to the Fiscal 2015 bonus, pursuant to the Williams Retention Agreement.

(4)	This column reflects COBRA premium reimbursements for 12 months, which are also payable if the executive’s employment is terminated due to death or Disability.
The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Williams and Maura if their employment was terminated without Cause or for Good Reason during the period that begins sixty days prior to a Change in Control and ends upon the first anniversary of such Change in Control. The amounts shown assume that such termination was effective as of September 30, 2015.
Upon a Termination without Cause or for Good Reason within Change of Control Period

Name	Cash Severance (1)	Initial Equity Grant (2)	Prior Year Annual Bonus (3)	Benefits Continuation (4)	Outplacement Services (5)	Total
Omar M. Asali	$6,000,000	$1,717,500	$31,607,780	$59,699	$15,000	$39,399,979
Thomas A. Williams	500,000	242,200	9,825,200	39,800	—	10,607,200
David M. Maura	6,000,000	1,219,425	22,730,453	59,699	15,000	30,024,577

(1)
For Messrs. Asali and Maura, this column reflects the sum of two times (x) base salary and (y) the greater of (A) target bonus compensation or (B) $2.5 million, payable in installments over 24 months. For Mr. Williams, this column reflects payment of twelve months of base salary, payable in continuing installments.

(2)	Vesting of initial equity grants as provided above.
(3)
This column reflects payment of 100% of the unpaid deferred cash portion under prior year bonus plans and vesting of 100% of the unvested equity portion granted pursuant to prior year bonus plans, based on the closing stock price of $11.73 on the last trading day in Fiscal 2015. In addition, Messrs. Asali and Maura would each be entitled to receive their actual bonus for Fiscal 2015 (as described above) because they worked through the last day of that fiscal year and Mr. Williams would be entitled to receive $1 million in respect to his Fiscal 2015 bonus, pursuant to the Williams Retention Agreement.

(4)
This column reflects COBRA premium reimbursement payments for up to 18 months for Messrs. Asali and Maura and up to 12 months for Mr. Williams. In addition, COBRA premium reimbursements are payable for 12 months if the executive’s employment is terminated due to death or Disability.

(5)	This column reflects estimated payments for outplacement services.
Director Compensation
Directors who are not employees of the Company (“non-employee directors”) receive an annual retainer of $80,000 (paid on a quarterly basis). Non-employee directors also receive an annual equity award of $80,000, granted as restricted stock or restricted stock units, which vest on the last date of the Company’s fiscal year, subject to continued service on the Board on such date.
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
For Fiscal 2015, compensation for service on the standing committees of the Board is paid in quarterly installments as follows:

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$26,000	$15,000
Compensation	15,000	6,000
Nominating and Corporate Governance	10,000	5,000
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
On November 24, 2014, equity awards of 5,988 restricted stock were granted to each of Messrs. Davis, Luterman and Ianna, which vested on September 30, 2015.
Director Compensation Table
The following table shows for Fiscal 2015 certain information with respect to the compensation of the directors of the Company, excluding Philip A. Falcone, Omar M. Asali and David Maura, whom did not receive any compensation for service as a director of HRG and whose compensation for their service as officers of HRG is disclosed above in the section entitled “Summary Compensation Table.”

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Frank Ianna (3)	$129,500	$80,000	$209,500
Gerald Luterman (3)	135,500	80,000	215,500
Joseph Steinberg (4)	91,000	—	91,000
Eugene I. Davis (3)	136,000	80,000	216,000
Keith Hladek (5)	—	—	—
Andrew Whittaker (6)	80,000	—	80,000
Curtis Glovier (7)	—	—	—

(1)
Messrs. Falcone, Maura and Asali were employees of our Company and did not receive any compensation from the Company for their services as HRG directors. See section titled “Summary Compensation Table.”

(2)	This column reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions).
(3)	On November 25, 2014, equity awards of 5,988 restricted stock were granted to each of Messrs. Davis, Luterman and Ianna, which vested on September 30, 2015.
(4)
Mr. Steinberg joined the Board on July 1, 2014. Mr. Steinberg was entitled to, but did not receive director fees for his service to HRG for Fiscal 2014 or Fiscal 2015 until after Fiscal 2015. Accordingly, in addition to cash compensation reflected in the table above, on November 25, 2015, Mr. Steinberg was awarded 11,486 fully vested shares of the Company’s common stock, representing the initial award for services in Fiscal 2014 and an award for Fiscal 2015. Mr. Steinberg also received fees for Fiscal 2015 from Spectrum Brands and FGL, each of which will be disclosed in the public filings of Spectrum Brands and FGL.

(5)	Mr. Hladek was an employee of Harbinger Capital and did not receive any compensation for his service as a director of the Company. Mr. Hladek resigned from the Board, effective as of December 1, 2014.
(6)
Mr. Whittaker joined the Board on July 1, 2014. Mr. Whittaker was entitled to, but did not receive director fees for his service to HRG for Fiscal 2014 or Fiscal 2015, until after Fiscal 2015. Accordingly, in addition to cash compensation reflected in the table above, on November 25, 2015, Mr. Whittaker was awarded 11,486 fully vested shares of the Company’s common stock, representing the initial award for services in Fiscal 2014 and an award for Fiscal 2015.

(7)	Mr. Glovier joined the Board on February 19, 2015. Mr. Glovier is entitled to, but has not yet received compensation for his services as director of HRG.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Currently, our Compensation Committee is composed of Messrs. Eugene I. Davis (Chairman), Curtis A. Glovier, Frank Ianna, Gerald Luterman and Joseph S. Steinberg. None of the members of our Compensation Committee is or has ever been one of our officers or employees. In addition, during Fiscal 2015, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

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
THE COMPENSATION COMMITTEE
Eugene I. Davis (Chairman)
Curtis A. Glovier
Frank Ianna
Gerald Luterman
Joseph S. Steinberg

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The table below shows the number of shares of our Common Stock beneficially owned by:

•	each of our directors as of December 31, 2015,

•	each of our named executive officers for Fiscal 2015 as of December 31, 2015,

•	each person known to us to beneficially own more than 5% of our outstanding Common Stock as of December 31, 2015 (the “5% stockholders”), and

•	all directors as of December 31, 2015 and Fiscal 2015 named executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders, the number of shares of our Common Stock beneficially owned by 5% stockholders and former directors and officers, including shares of our Common Stock which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to applicable community property laws. As of December 31, 2015, there were 200,761,811 shares of Common Stock outstanding (including shares of restricted stock) and 2,240,720 shares issuable upon the exercise of outstanding options and warrants and the vesting of restricted stock units that are currently exercisable or become exercisable or vest, as applicable, within 60 days of December 31, 2015.
Included in the computation of the number of shares of our Common Stock outstanding and beneficially owned by a person and the percentage ownership of that person in the table below are shares of our Common Stock that are subject to options, warrants or restricted stock units held by that person that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of December 31, 2015. These shares of our Common Stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o HRG Group, Inc., 450 Park Avenue, 29th floor, New York, New York 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
Leucadia National Corporation (1)	46,633,479	23.23%
CF Turul Group (2)	32,994,740	16.43%
Funds affiliated with Harbinger Capital (3)	13,750,000	6.85%
Leon G. Cooperman (4)	12,359,988	6.16%
Our Directors and Fiscal 2015 Named Executive Officers
Omar M. Asali (5)	3,140,967	1.56%
Eugene I. Davis	18,693	*
Philip A. Falcone (6) **	13,750,000	6.85%
Curtis A. Glovier	—	*
Frank Ianna	22,259	*
Gerald Luterman	22,259	*
David M. Maura (7)	1,678,837	*
Michael Sena **	17,796	*
Joseph S. Steinberg	17,229	*
Andrew Whittaker	17,229	*
Thomas A. Williams (8)	718,937	*
All current directors and executive officers as a group (8 persons) (9)	5,636,410	2.81%
* Indicates less than 1% of our outstanding Common Stock
** As disclosed in greater detail herein, Mr. Falcone’s and Mr. Sena’s employment with the Company was terminated during Fiscal 2015.

(1)
Based solely on a Schedule 13D, Amendment No. 2, filed with the SEC on November 26, 2014, Leucadia is the beneficial owner of 46,633,479 shares of our Common Stock, including the 28,000,000 shares Leucadia may from time to time sell and receive the proceeds from such sale for its own account. The address of Leucadia is 520 Madison Avenue, New York, New York 10022.

(2)
Based solely on a Schedule 13D, Amendment No. 3, filed with the SEC on May 19, 2014, CF Turul LLC is the beneficial owner of 32,994,740 shares of our Common Stock. The 32,994,740 shares excludes one share of our preferred stock owned by CF Turul, which cannot be converted into Common Stock. As described in the Schedule 13D, each of Fortress Credit Opportunities Advisors LLC, Fortress Credit Opportunities MA Advisors LLC, Fortress Credit Opportunities MA II Advisors LLC, FCO MA LSS Advisors LLC, Fortress Credit Opportunities MA Maple Leaf Advisors LLC, Fortress Global Opportunities (Yen) Advisors LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Special Opportunities Advisors LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC, Mr. Peter L. Briger, Jr., and Mr. Constantine M. Dakolias (collectively, the “CF Turul Group”) may also be deemed to be the beneficial owner of our shares of Common Stock beneficially owned by CF Turul, assuming the effectiveness of a joint investment committee agreement. The business address of CF Turul is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(3)
Based solely on a Schedule 13D, Amendment No. 32, filed with the SEC on December 22, 2015, Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”) is the beneficial owner of 13,750,000 shares of our Common Stock. The shares of our Common Stock beneficially owned by the Master Fund may also be deemed to be beneficially owned by Harbinger Capital, the investment manager of the Master Fund; Harbinger Holdings, LLC (“Harbinger Holdings”), the managing member of Harbinger Capital; and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Master Fund. The Master Fund has reported in its Schedule 13D, as amended, that a portion of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. The address of the Master Fund is c/o International Fund Services (Ireland) Limited, 78 Sir John Rogerson’s Quay, Dublin L2, Ireland. The Harbinger Capital line item does not reflect the 1,800,000 shares of Common Stock underlying unvested warrants granted to Mr. Falcone because such warrants do not vest within 60 days of December 1, 2015.

(4)
Based solely on a Schedule 13F-HR, filed with the SEC on November 16, 2015 and other filings with the SEC, Mr. Cooperman is the Managing Member of Omega Associates, L.L.C. (“Associates”). Associates is the general partner of limited partnerships known as Omega Capital Partners, L.P. (“Capital LP”), Omega Capital Investors, L.P. (“Investors LP”), and Omega Equity Investors, L.P. (“Equity LP”). Mr. Cooperman is the President, CEO, and sole stockholder of Omega Advisors, Inc. (“Advisors”) and Mr. Cooperman is deemed to control said entity. Advisors serves as the investment manager to Capital LP, Investors LP, Equity LP, Omega Overseas Partners, Ltd. (“Overseas”). Advisors also serves as a discretionary investment advisor to a limited number of institutional clients (the “Managed Accounts”). As to the shares of Common Stock owned by the Managed Accounts, there would be shared power to dispose or to direct the disposition of such shares because the owners of the Managed Accounts may be deemed beneficial owners of such shares as a result of their right to terminate the discretionary account within a period of 60 days. Mr. Cooperman is the ultimate controlling person of Associates, Capital LP, Investors LP, Equity LP, Overseas, and Advisors. Mr. Cooperman may be deemed the beneficial owner of 12,359,988 shares of Common Stock. Except as otherwise indicated, the principal business address of Mr. Cooperman and his affiliated entities and Managed Accounts is 810 Seventh Avenue, 33rd Floor, New York, NY 10019. The registered address of Overseas is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands, British West Indies.

(5)
Includes 1,902,032 shares of Common Stock and 1,238,935 shares of Common Stock underlying options that have vested or will vest within 60 days of December 1, 2015. Does not include 1,055,288 shares subject to unvested options that do not vest within 60 days of December 1, 2015. Such amounts do not include 106,553 shares of our Common Stock held by a charitable foundation of which Mr. Asali and his spouse are trustees.

(6)
Based solely on a Schedule 13D, Amendment No. 32, filed with the SEC on December 22, 2015, Mr. Falcone, the managing member of Harbinger Holdings and HCP II GP and portfolio manager of the Master Fund, may be deemed to indirectly beneficially own 13,750,000 shares of our Common Stock. Mr. Falcone has shared voting and dispositive power over all such shares. The Master Fund has reported in its Schedule 13D, as amended, that a portion of the shares of our Common Stock held by the Master Fund are pledged, together with securities of other issuers, to secure certain portfolio financing for the Master Fund. The amount of shares of Common Stock beneficially owned by Mr. Falcone does not include 1,800,000 shares underlying unvested warrants that do not vest within 60 days of December 1, 2015. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York, 10022.

(7)
Includes 1,287,689 shares of Common Stock and 391,148 shares of Common Stock underlying options that have vested or will vest within 60 days of December 1, 2015. Does not include 785,893 shares underlying unvested options that do not vest within 60 days of December 1, 2015. Also includes 36,075 shares of Common Stock contributed by Mr. Maura to a charitable foundation that may be deemed to be beneficially owned by Mr. Maura.

(8)
Includes 546,931 shares of Common Stock and 172,006 shares of Common Stock underlying options that have vested or will vest within 60 days of December 1, 2015. Does not include 273,545 shares underlying unvested options that do not vest within 60 days of December 1, 2015.

(9)
Includes 3,846,374 shares of Common Stock and 1,807,832 shares of Common Stock underlying options, warrants or restricted stock units that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of December 1, 2015. Also includes 36,075 shares of Common Stock contributed by Mr. Maura to a charitable foundation that may be deemed to be beneficially owned by Mr. Maura. Does not include 3,914,726 shares underlying unvested options and warrants that do not vest within 60 days of December 1, 2015.

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

Our stockholders have approved the adoption of: (i) the 2011 Plan, pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates and which authorizes the issuance of up to 24 million shares of Common Stock of the Company; and (ii) the 2014 Warrant Plan, which provided for the issuance to our former Chief Executive Officer, Mr. Falcone, of warrants to purchase 3,000,000 shares of our Common Stock at an exercise price per share of $13.125, which was the per share exercise price equal to 105% of the fair market value of our Common Stock on the date of grant. The descriptions of the 2011 Plan and the 2014 Warrant Plan above are qualified in its entirety by reference to the full text of such plans.

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
On November 14, 2012, HRG had entered a reciprocal services agreement (the “Services Agreement”) with Harbinger Capital, which was at that time the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. On December 1, 2014, in accordance with the terms of the Services Agreement, HRG gave Harbinger Capital ninety days advance written notice of the termination of the Services Agreement effective as of March 1, 2015. HRG recognized $3.3 million of expenses under these Service Agreement with respect to Fiscal 2015.
On November 25, 2014, HRG and Mr. Falcone, who was at that time, through Harbinger Capital, the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which, in connection with his resignation from HRG, Mr. Falcone was paid $20.5 million as a one-time payment, $16.5 million, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 million which constituted a pro-rata bonus for fiscal year 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with HRG through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of HRG and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation. The Separation Agreement further provides, among other things, that for a period of two years from the date of Mr. Falcone’s departure, without the approval of a majority of the directors on the Board, Mr. Falcone may not, and may not cause his affiliates, to (i) enter into or seek to enter into a business combination involving HRG, (ii) seek representation or control of the Board or affairs of HRG, (iii) purchase or acquire additional securities of HRG, (iv) make certain proposals or solicit such proxies, or (v) have any discussions or enter into any arrangements with, or assist any other person in connection with any of the foregoing.
On March 18, 2014, HRG entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among the Master Fund, Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 million in cash. Pursuant to the Letter Agreement, Leucadia has designated two directors to HRG’s board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HRG’s Board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HRG that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HRG’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HRG to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HRG’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HRG’s board (other than the Leucadia designees). The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HRG entered into a Registration Rights Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer.
During Fiscal 2015, HRG issued $400.0 million aggregate principal amount of senior notes. Jefferies, one of the initial purchasers,

is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HRG’s outstanding shares of Common Stock. In HRG’s offering of senior notes during Fiscal 2015, Jefferies received $1.0 million in discounts and commissions as a participating initial purchaser.
In May 2015, Spectrum Brands, made an offering of $1.0 billion of its 5.75% Notes, whereby Jefferies received aggregate discounts and commissions paid by Spectrum Brands of approximately $2.6 million as a participating initial purchaser. Jefferies also received aggregate discounts and commissions of approximately $1.5 million as a participating underwriter in Spectrum Brands’ $575.0 million offering of common stock in May 2015. In addition, Jefferies was one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the acquisition of Armored AutoGroup Parent, Inc. and received aggregate fees paid by Spectrum Brands of approximately $2.1 million.
On September 25, 2015, CorAmerica, assigned its interests under a certain purchase agreement regarding outlet center developments to an affiliate of funds managed by a Fortress affiliate.  As disclosed herein, Fortress affiliates have acquired interests greater than 10% ownership in the Company as of September 30, 2015. The aggregate consideration for such assignment included a $0.4 million fee.
On October 7, 2015, FGL, entered into an engagement letter with Jefferies (the “Engagement Letter”) pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
On October 9, 2015, HGI Funding entered into a Stock Purchase Agreement, by and among HGI Funding, HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35.1 million. Jefferies agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50 per share. In addition, Mr. Falcone purchased through a Harbinger Capital entity 540,000 shares in the transaction at a purchase price of $7.50 per share.
On October 23, 2015, Front Street Cayman sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 million in aggregate proceeds from the sale. Jefferies acted as the principal in the transaction and received a customary fee.
HRG, through FGL, invested in collateralized loan obligations (“CLOs”) issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress. The CLOs had an aggregate total carrying value of $182.6 million as of September 30, 2015.
Director Independence
The disclosure included in Item 10 of this Form 10-K/A under the heading “Corporate Governance - Director Independence” is incorporated by reference into this Item 13 of this Form 10-K/A.

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
The table below sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the Company, FS Holdco II Ltd. (excluding FGL), HGI Energy and HGI Funding. Professional fees paid for such services by our other reporting affiliates, FGL and its subsidiaries, Spectrum Brands and its subsidiaries and Zap.Com, are disclosed in such affiliates’ Annual Reports on Form 10-K or amendments thereto.

	Year Ended September 30,
	2015	2014
Audit Fees	$2,784,100	$2,718,000
Audit-Related Fees	—	18,000
Tax Fees	—	85,000
All Other Fees	22,000	—
Total Fees	$2,806,100	$2,821,000

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
(b) List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Form 10-K/A for Fiscal 2015.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG Group, Inc. (Registrant)

Dated:	January 13, 2016	By:	/s/ GEORGE C. NICHOLSON
George C. Nicholson
Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Filed herewith